Form 10-Q
period 1995-01-31
FLOW INTERNATIONAL CORP
filed 1995-03-08
CIK 713002

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


       For the Quarter
Ended January 31, 1995                          Commission File Number 0-12448




                         FLOW INTERNATIONAL CORPORATION




Incorporated in Delaware                        I.R.S. Employer No. 91-1104842



                             Post Office Box 97040
                          Kent, Washington  98064-9740
                                 (206) 850-3500











Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.      Yes  X    No_____

The number of shares of common stock outstanding as of February 28, 1995:
14,299,243 shares.

                         FLOW INTERNATIONAL CORPORATION
                                     INDEX


                                                                         Page

Part I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets -
  January 31, 1995 and April 30,1994......  ........................    3

Condensed Consolidated Statements of Operations -
  Three Months Ended January 31, 1995 and 1994......................    5
  Nine Months Ended January 31, 1995 and 1994.......................    6

Condensed Consolidated Statements of Cash Flows -
  Nine Months Ended January 31, 1995 and 1994.......................    8

Notes to Condensed Consolidated Financial Statements................   10

Item 2.  Management's Discussion and Analysis of
      Financial Condition and Results of Operations.................   12

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings..........................................   14

Item 2.  Changes in Securities......................................   14

Item 3.  Defaults Upon Senior Securities............................   14

Item 4.  Submission of Matters to a Vote
        of Security-Holders.........................................   14

Item 5.  Other Information..........................................   14

Item 6.  Exhibits and Reports on Form 8-K...........................   14

Signatures..........................................................   15

                         FLOW INTERNATIONAL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                      January 31,    April 30,
                                                          1995         1994
                                                         (Unaudited)


        ASSETS
Current assets:
   Cash and short-term investments                       $    627    $  1,351
   Trade accounts receivable, less allowances
   for doubtful accounts of $1,090 and $908, respectively  28,087      25,887
   Inventories                                             26,401      22,160
   Deferred income taxes                                    1,483       1,861
   Other current assets                                     3,684       3,877
                                                         --------    --------
Total current assets                                       60,282      55,136
Property and equipment, net                                22,754      20,030
Deferred income taxes                                       1,785         113
Intangible and other assets, net of accumulated
   amortization of $2,099 and $1,736, respectively         15,054       2,949
                                                         --------    --------
                                                         $ 99,875    $ 78,228
                                                         ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable to banks                                $ 24,459    $ 12,126
   Current portion of long-term obligations                 4,312       4,378
   Accounts payable                                         8,816       7,968
   Accrued payroll and related liabilities                  3,308       2,027
   Other accrued liabilities                                5,078       3,222
                                                         --------    --------
Total current liabilities                                  45,973      29,721
Long-term obligations                                       7,178      10,559
                                                         --------    --------
Total liabilities                                          53,151      40,280
                                                         --------    --------
Stockholders' equity:
   Series A 8% convertible preferred stock -
     $.01 par value, $500 liquidation preference, 1,000,000 shares authorized, 0 shares issued and outstanding
   Common stock - $.01 par value, 20,000,000 shares authorized
     14,575,646 and 14,299,243 shares issued and outstanding,
     respectively, at January 31, 1995
     14,031,262 and 13,754,859 shares issued and outstanding,

                      See Accompanying Notes to Condensed
                       Consolidated Financial Statements

                         FLOW INTERNATIONAL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                       January 31,    April
30,
                                                          1995           1994
                                                         (Unaudited)


     respectively, at April 30, 1994                          146         140
   Capital in excess of par                                37,141      33,889
   Retained earnings                                        9,155       3,728
   Treasury common stock of 276,403 shares at cost           (556)       (556)
   Cumulative translation adjustment                        1,045       1,023
   Loan to employee stock ownership plan and trust           (207)       (276)
                                                         --------    --------
Total stockholders' equity                                 46,724      37,948
                                                         --------    --------
                                                         $ 99,875    $ 78,228
                                                         ========    ========


                      See Accompanying Notes to Condensed
                       Consolidated Financial Statements

                        FLOW INTERNATIONAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except per share data; unaudited)



                                                          Three Months Ended
                                                              January 31,
                                                           1995         1994
Revenue:
    Sales                                                $ 21,986    $ 15,670
    Services                                                2,980       2,904
    Rentals                                                 2,221       1,981
                                                         --------    --------
        Total revenues                                     27,187      20,555

Cost of sales:
    Sales                                                  12,930       9,670
    Services                                                2,330       3,971
    Rentals                                                   973         906
                                                         --------    --------
        Total cost of sales                                16,233      14,547
                                                         --------    --------

Gross profit                                               10,954       6,008

Expenses:
    Marketing                                               4,089       3,772
    Research and engineering                                1,782       1,306
    General and administrative                              2,452       2,687
                                                         --------    --------
                                                            8,323       7,765
                                                         --------    --------

Operating income (loss)                                     2,631      (1,757)

Interest and other expense, net                               860         485
                                                         --------    --------

Income (loss) before provision for income taxes             1,771      (2,242)

Provision (benefit) for income taxes                          155        (448)
                                                         --------    --------

Net income (loss)                                        $  1,616    $ (1,794)
                                                         ========    ========

Earnings (loss) per common and equivalent shares:

    Net income (loss)                                    $    .11    $   (.13)
                                                         ========    ========

                      See Accompanying Notes to Condensed
                       Consolidated Financial Statements

                        FLOW INTERNATIONAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except per share data; unaudited)


                                                           Nine Months Ended
                                                              January 31,
                                                           1995         1994
Revenue:
    Sales                                                $ 58,722    $ 45,116
    Services                                               11,605      12,360
    Rentals                                                 8,127       7,025
                                                         --------    --------
        Total revenues                                     78,454      64,501

Cost of sales:
    Sales                                                  33,499      25,943
    Services                                                8,477      10,640
    Rentals                                                 3,486       2,895
                                                         --------    --------
        Total cost of sales                                45,462      39,478
                                                         --------    --------

Gross profit                                               32,992      25,023

Expenses:
    Marketing                                              11,992      11,052
    Research and engineering                                4,631       3,968
    General and administrative                              8,078       7,914
                                                         --------    --------
                                                           24,701      22,934
                                                         --------    --------

Operating income                                            8,291       2,089

Interest and other expense, net                             1,756         692
                                                         --------    --------

Income before provision for income
    taxes and change in accounting principle                6,535       1,397

Provision for income taxes                                  1,108         280
                                                         --------    --------

Income before change in accounting principle                5,427       1,117

Change in accounting principle                                  -         401
                                                         --------    --------

Net income                                               $  5,427    $  1,518
                                                         ========    ========

                      See Accompanying Notes to Condensed
                       Consolidated Financial Statements

                        FLOW INTERNATIONAL CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (In thousands, except per share data; unaudited)


                                                           Nine Months Ended
                                                              January 31,
                                                           1995         1994

Earnings per common and equivalent shares:
    Income before change in accounting principle         $    .38    $    .07
    Change in accounting principle                              -         .03
                                                         --------    --------

    Net income                                           $    .38    $    .10
                                                         ========    ========


                      See Accompanying Notes to Condensed
                       Consolidated Financial Statements

                        FLOW INTERNATIONAL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands; unaudited)


                                                           Nine Months Ended
                                                               January 31,
                                                            ----------------
                                                            1995        1994
Cash flows from operating activities:

   Net income                                            $  5,427    $  1,518
   Adjustments to reconcile net income to cash
     Provided by operating activities:
     Depreciation and amortization                          3,563       3,254
     Gain on sale of Spider facility                            -        (445)
     Change in accounting principle                             -        (401)
     Other                                                     69          69
     Change in assets and liabilities net of effects from
      the purchase of ASI and Dynovation, Inc.
     Increase in assets                                    (1,462)     (3,014)
     Increase (decrease) in liabilities                      (892)      1,266
                                                         --------    --------
   Cash provided by operating activities                    6,705       2,247
                                                          --------    --------

Cash flows from investing activities:

   Expenditures for property and equipment                 (4,459)     (4,779)
   Payment for purchase of assets of ASI
     and Dynovation, Inc                                  (11,470)          -
   Proceeds from sale of  Spider facility                       -         156
   Other                                                     (174)         21
                                                         --------    --------
   Cash used by investing activities                      (16,103)     (4,602)
                                                         --------    --------

Cash flows from financing activities:

   Borrowings under line of credit agreements              62,463      54,191
   Repayments under line of credit agreements             (62,643)    (48,587)
   Financing for purchase of new companies                 12,364           -
   Payments of long-term debt                              (3,675)     (2,609)
   Proceeds from issuance of common stock                     143         196
   Payment of preferred stock dividends                         -         (50)
                                                         --------    --------
   Cash provided by financing activities                    8,652       3,141
                                                         --------    --------

Effect of exchange rate changes on cash                        22        (122)
                                                         --------    --------
Increase (decrease) in cash and cash equivalents             (724)        664
Cash and cash equivalents at beginning of period            1,351         118
                                                         --------    --------
Cash and cash equivalents at end of period               $    627    $    782
                                                         ========    ========

                        FLOW INTERNATIONAL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Continued)


                                                           Nine Months Ended
                                                               January 31,
                                                            ----------------
                                                            1995        1994

Supplemental schedule of noncash investing and financing activities:

   Fair value of assets acquired from ASI
   and Dynovation, Inc                                   $ 19,839
   Cash paid and stock issued for assets acquired         (14,585)
                                                           --------
   Liabilities assumed                                   $  5,254
                                                           ========

   Net proceeds from sale of the Spider manufacturing
     facility                                                        $  1,031
   Less one year note receivable                                         (875)
                                                                     --------
   Cash proceeds                                                     $    156
                                                                     ========



                      See Accompanying Notes to Condensed
                       Consolidated Financial Statements

                         FLOW INTERNATIONAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For the Three and Nine Months Ended January 31, 1995 (All tabular dollar amounts in thousands; unaudited)


1. In the opinion of the management of Flow International Corporation (the "Company"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, statements of operations, and cash flows for the interim periods presented. These interim financial statements should be read in conjunction with the April 30, 1994 consolidated financial statements.

2. On December 15, 1994, the Company purchased certain net assets of Dynovation Machine Systems, Inc. ("Dynovation"), and on January 3, 1995, the Company purchased certain net assets of ASI Robotic Systems ("ASI"). The Company paid total cash of $11.5 million and issued 445,000 shares of its common stock to acquire the assets of Dynovation and ASI. Dynovation and ASI's operating results have been included from the date of acquisition based upon the purchase method of accounting.

     On November 4, 1994, Spider Staging Corporation, a wholly owned subsidiary of the Company, entered into a licensing agreement with Ark Systems, Inc. ("Ark") at a cost of $400,000, for the exclusive worldwide marketing and manufacturing rights for the Ark product line.

     The Company funded these transactions through a short-term bridge loan facility from the Company's principal bank.


3. The Company filed a Form 8-K on December 23, 1994 in respect of the purchase of the Dynovation net assets. If that transaction had occurred at the beginning of each of the three and nine month periods ended January 31, 1995 and 1994, the results of operations of Flow would be adjusted as follows on a pro forma basis:

a) for the three months ended January 31, 1995, total revenues would have been $28,131,000, and net income would have been $1,325,000, or 9 cents per share. The adjustments to net income include additional interest expense of $71,000, and additional goodwill amortization of $81,000. For the comparative period in 1994, total revenues would have been $22,338,000, and the net loss would have been $2,032,000, or 15 cents per share. The 1994 adjustments include additional interest expense of $120,000, and additional goodwill amortization of $121,000.

b) for the nine months ended January 31, 1995, total revenues would have been $85,634,000, and net income would have been $4,877,000, or 34 cents per share. The adjustments to net income include additional interest expense of $369,000, and additional goodwill amortization of $317,000. For the comparative period in 1994, total revenues would have been $69,635,000, and net income would have been $788,000, or 6 cents per share. The 1994 adjustments include additional interest expense of $359,000, and additional goodwill amortization of $362,000.

                         FLOW INTERNATIONAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For the Three and Nine Months Ended January 31, 1995
                                  (Continued)


     The pro forma consolidated financial information is presented for information purposes only, does not take into account savings which would have been realized from the combination of the Company and Dynovation, and is not indicative of the actual consolidated financial position or results of operations in the future.

4. Primary earnings per common share are computed by dividing net income available to common stockholders by the weighted average number of outstanding shares plus the equivalent shares attributable to dilutive stock options during each period.

     The weighted average number of outstanding shares for the three months ended January 31, 1995 and 1994 were 14,474,000 and 13,661,000, and for the nine months ended January 31, 1995 and 1994 were 14,327,000 and 14,100,000, respectively. Fully diluted earnings per share do not differ materially from primary earnings per share. Common share equivalents are not included in total shares outstanding for loss per share calculations, as they are antidilutive.

5.   Inventories consist of the following:

                                 January 31, 1995   April 30, 1994

     Raw Materials and Parts             $ 13,400    $ 12,417
     Work in Process                        4,309       1,819
     Finished Goods                         8,692       7,924
                                         --------    --------
                                         $ 26,401    $ 22,160
                                         ========    ========


Included in inventory at January 31, 1995, is a total amount of $3,450,000 related to Dynovation, ASI and Ark, primarily consisting of work in process.

                         FLOW INTERNATIONAL CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations for the Three and Nine Months Ended January 31, 1995 and 1994

   During the quarter ended January 31, 1995, the Company purchased certain net assets of two robotics systems manufacturers, Dynovation Machine Systems, Inc. ("Dynovation") and ASI Robotics, Inc. ("ASI"). These acquisitions are part of the Company's long-term strategic plan. Both companies are, and had previously been, integrators of the Company's products. Consolidation of the sales and marketing force began during the quarter, and integration of other functions will continue into fiscal 1996. During the quarter the Company also entered into a licensing agreement with Ark Systems, Inc. ("Ark"), for the exclusive worldwide marketing and manufacturing rights for the Ark product line. Ark produces access system equipment used in the cleaning and maintenance of the under structure of bridges. The Company's consolidated statements of operations include the results of Dynovation, ASI and Ark from the dates of acquisition. The Company paid total cash of $11.5 million and issued 445,000 shares of common stock to acquire the assets of Dynovation and ASI, and paid $400,000 for the licensing agreement from Ark. The Company funded these transactions through a short-term bridge loan facility from the Company's principal bank.

   Total revenues for the three and nine months ended January 31, 1995 were $27,187,000 and $78,454,000, respectively, representing increases of $6,632,000 (32%) and $13,953,000 (22%) over the corresponding prior year periods. The increase in sales revenues of $6,316,000 (40%) for the three months ended January 31, 1995 compared to the corresponding period in 1994, came primarily from improved ultra high-pressure ("UHP") cutting and cleaning product sales, and the effect of the third quarter acquisitions. The $13,606,000 (30%) increase in sales revenues for the nine months ended January 31, 1995 compared to the corresponding period in 1994, arose for the same reasons as for the three month period, and also from improved access system sales. The Company's European operations contributed to these overall revenue increases with gains of 63% and 53% for the three and nine month periods ended January 31, 1995 over the prior year, respectively. This reflects a continued improvement in that region's economy. Domestic revenues increased by 26% and 17% for the same periods, respectively. Rental revenues increased by $240,000 (12%) and $1,102,000 (16%) for the three and nine month periods ended January 31, 1995 over the prior year, respectively, as a result of expanding the available rental fleet. Service revenues were flat for the three month period ended January 31, 1995 compared to the prior year, and down slightly for the nine month comparison.

   As a percent of revenue, gross profit for the three and nine months ended January 31, 1995 was 40% and 42%, respectively. This compares to 29% and 39% for the same periods in 1994. Due to the historical impact of the winter weather on construction services, along with a higher percentage of turnkey systems business sold during the third quarter, the gross profit percentage decreased to 40% from 43% for the first two quarters of fiscal 1995. Comparison of gross profit margins between periods is dependent on the differing sales mixes. Sales of UHP material separation spare parts and services typically carry higher margins than UHP systems sales. The prior year third quarter results include a charge of $2,300,000 related to a terminated construction services contract. Exclusive of this non-recurring charge, the prior year gross margin percentage would

                         FLOW INTERNATIONAL CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

have been 40% and 42% for the three and nine month periods ended January 31, 1994, respectively.

Operating results also improved due to a reduction in operating expenses to 31% of revenues for both the three and nine months ended January 31, 1995, compared to 38% and 36% for the corresponding prior year periods. As a percentage of revenues, improvements were achieved in marketing and general and administrative expense over the prior year quarter. These improvements were primarily a result of ongoing cost containment programs and from integrating certain functions since fiscal 1994. Research and engineering expense as a percent of revenues rose to 7% from 6% in the prior year quarter primarily as a result of the acquisitions which require a high investment in ongoing engineering applications.

Interest and other expense, net, of $860,000 and $1,756,000 for the three and nine months ended January 31, 1995, respectively, represent an increase of $375,000 and $1,064,000, respectively, from the corresponding prior year periods. The increase in net interest expense includes approximately $120,000 related to increased borrowings to finance the acquisitions. The prior year also includes interest income on certain notes receivable which were settled in the second half of fiscal 1994. The nine months ended January 31, 1994, also includes recognized income of $445,000 related to the sale of a building previously used by a subsidiary company.

Income tax expense was lower than the statutory rate primarily due to lower foreign tax rates, benefits from the foreign sales corporation, and a reassessment of the Company's FAS 109 valuation allowance in light of the recent acquisitions.

As a result of the above, the Company recorded net income of $1,616,000, or 11 cents per share, and $5,427,000, or 38 cents per share, for the three and nine months ended January 31, 1995, respectively, compared to a loss of $1,794,000, or 13 cents per share, and net income of $1,518,000, or 10 cents per share, for the same periods in 1994.

Liquidity and Capital Resources

As of January 31, 1995, the Company had cash of $627,000 and available credit facilities of approximately $15,400,000 (exclusive of the bridge facility), of which $9,700,000 was available to use domestically.

The Company's Revolving Credit and Term Loan Agreement requires the Company to comply with certain financial covenants. As of January 31, 1995, the Company was in compliance with all such covenants. During the quarter, the Company obtained a short-term bridge loan facility of $14,000,000 from its principal bank, specifically for acquisition purposes, including those of Dynovation, ASI and the Ark licensing agreement. The Company is in the process of evaluating various options to replace the bridge loan facility with permanent or long-term financing. The Company believes its available credit facilities and working capital generated by operations are sufficient to meet operating and capital requirements.

                         FLOW INTERNATIONAL CORPORATION



PART II - OTHER INFORMATION


Item 1.     Legal Proceedings

The Company is party to various legal actions incident to the normal operations of its business, none of which is believed to be material to the financial condition of the Company.

Item 2.     Changes in Securities

None

Item 3.     Defaults Upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security-Holders


Item 5.     Other Information

None

Item 6.     Exhibits and Reports on Form 8-K

The Company filed a Current Report on Form 8-K on December 23, 1994, reporting the completion of the acquisition of certain net assets of Dynovation Machine Systems, Inc. on December 15, 1994. The Current Report includes a pro forma consolidated balance sheet as of October 31, 1994, a consolidated pro forma income statement for the six months ended October 31, 1994 and a consolidated pro forma income statement for the year ended April 30, 1994. Also included was the audited financial statements of Dynovation for the year ended September 30, 1994.

                         FLOW INTERNATIONAL CORPORATION
                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FLOW INTERNATIONAL CORPORATION


                                   Ronald W. Tarrant
Date:  March 8, 1995               ____________________________________
                                   Ronald W. Tarrant
                                   Chairman, President and
                                   Chief Executive Officer
                                   (Principal Executive Officer)


                                   Lee M. Andrews
Date:  March 8, 1995               ____________________________________
                                   Lee M. Andrews
                                   Vice President, Chief  Financial
                                   Officer (Principal Financial Officer
                                   and Principal Accounting Officer)
