Form 10-K
period 1995-04-30
FLOW INTERNATIONAL CORP
filed 1995-07-27
CIK 713002

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 1995

                                       OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 2-81315

                         FLOW INTERNATIONAL CORPORATION

                 DELAWARE                                                    91-1104842
         (State or other jurisdiction                                        (I.R.S. Employer
         of incorporation or organization)                                   Identification No.)

                           23500 - 64TH AVENUE SOUTH
                             KENT, WASHINGTON 98032
                                 (206) 850-3500

               Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock $.01 Par Value
                        Preferred Stock Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non affiliates of the registrant based upon the closing price reported by the National Association of Securities Dealers' Automated Quotation System ("NASDAQ") as of May 31, 1995, was $124,645,257. The number of shares of common stock outstanding as of May 31, 1995, was 14,350,219 shares.

DOCUMENTS INCORPORATED BY REFERENCE



PART I:          None



PART II:         None



PART III: ALL ITEMS -- SEE REGISTRANT'S DEFINITIVE PROXY STATEMENT WHICH INVOLVES THE ELECTION OF DIRECTORS AND WHICH WILL BE FILED WITH THE COMMISSION WITHIN 120 DAYS AFTER THE CLOSE OF THE FISCAL YEAR.

Item 10          Directors and Executive Officers of the Registrant

Item 11          Executive Compensation

Item 12          Security Ownership of Certain Beneficial
                 Owners and Management

Item 13          Certain Relationships and Related Transactions

                                     PART I


Item 1.  Business

         Flow International Corporation ("Flow" or the "Company") designs, develops, manufactures, markets, and services ultrahigh-pressure ("UHP") (over 30,000 psi) waterjet cutting and cleaning systems, and is a provider of access systems, robotics and factory automation equipment. Flow provides technologically advanced, environmentally sound solutions to the manufacturing, industrial cleaning and construction services markets. The Company's waterjet systems are used to cut both metallic and nonmetallic materials in many industry segments, including the aerospace, automotive, disposable products, food processing, glass, job shop, marble, oil field services and paper industries. The Company also provides the robotic articulation equipment used in the cutting process as well as other factory automation systems such as pick and place and load/unload operations. The Company's infrastructure products include UHP waterjets for use in industrial cleaning, surface preparation, construction, nuclear decontamination, and petro-chemical applications, as well as access systems for use in many of the same applications. The Company also provides, as a service, the removal of deteriorated concrete from bridges and parking garages using UHP waterjets ("HydroMilling(R)"), and the removal of rubber, paint and grout from commercial and military runways ("HydroCleaning(TM)").

         The Company was formed in 1974 as a division of Flow Industries, Inc. ("Flow Industries"). In March 1983, the Company completed its initial public offering. During the year ended April 30, 1990, the Company acquired and retired Flow Industries' remaining interest in the Company.

         In September 1992, the Company acquired all of the outstanding stock of Spider Staging Corporation ("Spider"). Spider designs, manufactures, rents, sells, and services access systems to a variety of infrastructure-related markets.

         In April 1993, the Company acquired substantially all of the assets of Power Climber, Inc. ("Power Climber"), and affiliated companies. Power Climber was, prior to the acquisition, a supplier to Spider, and designs and markets access systems, using traction hoist technology.

         On November 4, 1994, the Company entered into a licensing agreement with Ark Systems, Inc. ("Ark"). Ark designs and manufactures a range of access containment systems which are used in under-bridge applications for surface preparation, lead-paint abatement, cleaning and maintenance. The agreement gives Spider the exclusive worldwide marketing and manufacturing rights for the Ark product line for five years.

         On December 15, 1994, the Company purchased certain net assets of Dynovation Machine Systems, Inc. ("Dynovation"). Dynovation designs and manufactures robotic waterjet cutting cells and automated assembly systems for the automotive market and other industries.

         On January 3, 1995, the Company purchased certain net assets of ASI Robotics Systems ("ASI"). ASI designs and manufactures high accuracy gantry robots and related systems used in waterjet and other applications. ASI supplies it's products to the aerospace, automotive and other similar industries.


PRODUCTS AND SERVICES

         The Company provides UHP waterjets and related products and services to a wide variety of industries. The Company divides its revenues into four primary categories of product:

(In thousands)                              1995                       1994                     1993
                                            Revenue       %           Revenue       %          Revenue       %
                                           ----------------------------------------------------------------------
UHP Waterjet and Factory
  Automation Systems                        $36,600       33          $20,645      23          $24,160       31
UHP Spare Parts and Services                 28,529       26           26,319      30           24,818       31
Access Systems and Services                  33,566       31           28,888      33           22,015       28
HydroMilling(R) and
  HydroCleaning(TM) Services                 11,315       10           12,780      14            8,086       10
                                           ----------------------------------------------------------------------

Total Revenues                             $110,010      100          $88,632     100          $79,079      100
                                           ======================================================================


UHP WATERJET AND FACTORY AUTOMATION SYSTEMS, SPARE PARTS AND SERVICES

         The Company offers a variety of UHP waterjet and factory automation system products and accessories, including related robotic articulation equipment. Intensifier and direct-drive pumps are currently the core components of the Company's products. An intensifier pump pressurizes water up to 60,000 psi and forces it through a small nozzle, generating a high-velocity waterjet. The Company's unique direct- drive pressure-compensated pump pressurizes water utilizing triplex piston technology. In order to cut metallic and other hard materials, abrasives are added to the waterjet stream creating an abrasivejet. The Company's abrasivejet cuts with little heat, causes no metallurgical changes, and leaves a high-quality edge that usually requires no additional finishing. Flow also produces a range of tools and accessories which incorporate waterjet technology, and sells aftermarket spare parts and services for its products. The Company also provides factory automation equipment used in applications such as pick and place operations, waterjet cutting and inspection. A UHP waterjet system consists of an ultrahigh-pressure intensifier pump, one or more waterjet cutting heads, and a motion control system. Sales of UHP waterjet and factory automation systems, and replacement parts and services, accounted for 33% and 26%, respectively, of fiscal 1995 revenues. Spare parts sales help to insulate the Company from the adverse effects of economic swings, when industrial customers tend to reduce investment in new capital equipment. System sales generate an after-market in consumable spare parts and service. Higher system sales therefore have a corresponding positive impact on spare parts and services revenue. The Company has placed UHP waterjet cutting systems worldwide and in many different industries, including the aerospace, automotive, disposable products, food processing, glass, job shop, metal cutting, marble and other stone cutting, oil field services and paper industries. The Company's UHP waterjet systems are also used in industrial cleaning applications such as paint removal, surface preparation, factory, ship hull and heat exchanger cleaning.


ACCESS SYSTEMS AND SERVICES

         The Company designs, manufactures, rents, sells, and services access systems for use in structural and facade maintenance and construction applications. The Company's mobile or temporary work platforms provide access to exterior building surfaces and construction sites, bridges, ships, offshore oil rigs, radio towers, sports stadiums, and hydroelectric dams; and internal access to large water and chemical tanks, power plant boilers, and missile silos. The Company's permanently installed systems provide access to exterior surfaces of high-rise buildings for window washing, painting, building restoration and exterior maintenance. The Company is also the exclusive U.S. distributor of a line of permanently installed access systems produced by Mannesmann of Germany, and is the North American distributor of the Nihon Bisoh automatic exterior maintenance systems. In fiscal 1995, sales and rental of access systems and services amounted to 31% of total revenues.


HYDROMILLING AND HYDROCLEANING SERVICES

       The Company provides HydroMilling services on a contract and subcontract basis for the removal of deteriorated concrete from bridge and parking garage surfaces. The Company's proprietary HydroMilling systems operate in the pressure range of 25,000 to 40,000 psi, and use a rotating ultrahigh-pressure waterjet, mounted on a robot, to remove concrete. The depth of the cutting per pass can be controlled by adjusting the pressure and traverse speed of the waterjet. In January 1993, the Company began work on the John F. Kennedy Center for the Performing Arts parking garage in Washington, D. C., where Flow will remove and replace deteriorated concrete in this 500,000 square foot facility. This $13.8 million contract is expected to be completed in early fiscal 1997. The Company recently announced the award of two other contracts totaling $5.5 million. HydroCleaning services are provided to commercial and military airfields. Ultrahigh-pressure waterjets are mounted on a vehicle to remove rubber, paint and grout from airport runways. In fiscal 1995, HydroMilling and HydroCleaning revenues were 10% of total revenues.


MARKETING

         The Company markets its products worldwide through its headquarters in Kent, Washington (a suburb of Seattle), through subsidiaries, divisions and joint ventures in Pittsburgh, Pennsylvania; Johnstown, Pennsylvania; Jeffersonville, Indiana; Burlington, Canada; Darmstadt, Germany; Antwerp, Belgium; Paris, France; Lyon, France; Marseilles, France; Tokyo, Japan; and Hsinchu, Taiwan; and through branch offices in sixteen North American cities. The Company sells directly to customers in the U.S., Europe and parts of Asia, and has distributors or agents in most other countries.

         No customer accounted for 10% or more of the Company's revenues during any of the three years ended April 30, 1995.

         Marketing efforts are focused on certain target industries. To enhance the effectiveness of sales efforts, the marketing staff and sales force acquire detailed information on the manufacturing and construction processes in targeted industries. This information is used to develop standardized and customized solutions using both UHP waterjet and robotics technologies, and access systems. In selling both standard and custom-designed waterjet and access systems, the Company provides turnkey systems, including system design, specification, hardware and software integration, equipment testing and simulation, installation, start-up services, technical training and service.

         One of the Company's marketing techniques utilizes a telemarketing program to identify and qualify sales leads, thus increasing the efficiency of the direct sales staff. Market responses to these activities are carefully screened to identify new areas of interest and new potential applications. The Company also attends trade shows for targeted market segments and advertises in selected publications.

         The Company markets its proprietary HydroMilling and HydroCleaning services primarily in the United States due to the location of service staff and equipment. HydroMilling services are provided primarily in the Northeast and Midwest areas of the country. Roadway concrete deteriorates faster in these areas due to the freeze-thaw cycle and use of salt on roadways. HydroCleaning services are provided throughout the United States. Services are marketed directly to customers by the Company's sales force.

         Application of the Company's products and services in the construction industry vary with construction cycles. Sales in the March through October period tend to be higher than sales in the remaining months of the year.


PATENTS AND LICENSES

         The Company holds a number of patents relating to UHP waterjet technology and systems, and to access system products and applications. Some of these patents are subject to sub-licenses. In addition, the Company has been granted licenses with respect to patents held in the name of Flow Industries, the Company's former parent.

         While the Company believes the patents it uses are valid, it does not consider its business dependent on patent protection. In addition, the Company has over the years developed non-patented proprietary expertise and know-how in waterjet and access system applications, and in the manufacture of these systems.

         The Company believes the patents it holds, along with the proprietary application and manufacturing know-how, act as a barrier of entry into the markets it serves.

BACKLOG

         At April 30, 1995, the Company reported a year-end backlog of $23.5 million, up 54% from $15.3 million at the prior year end. Based upon the terms of the customer contracts and the Company's manufacturing schedule, all of the revenue backlog as of April 30, 1995 is expected to be realized during fiscal 1996. Amounts expected to be billed after April 30, 1996 have been excluded from this backlog presentation. The unit sales price for most of the Company's products and services is relatively high (typically ranging from tens of thousands to over a million dollars) and individual orders can involve the delivery of several hundred thousand dollars of products or services at one time. Furthermore, some items in backlog can be shipped more quickly than others, and some have higher profit margins than others. Consequently, even sizable variations in the amount of the Company's backlog between particular dates are not necessarily indicative of comparable variations in sales or earnings.


COMPETITION

         The major competitors for UHP waterjet systems are conventional cutting and cleaning methods. These methods, which use saws, knives, shears, lasers, abrasive wheels, grinders, routers, drills, dies, and abrasive cleaning techniques, often have a lower initial cost. A UHP waterjet cutting system has many advantages over conventional cutting systems, including the generation of little heat and airborne dust, easy adaptability to complex cutting programs, and the ability to leave clean-cut edges. These factors in addition to elimination of secondary processing in certain circumstances enhance manufacturing productivity. Waterjet cleaning offers many advantages over other cleaning methods, such as the ability to remove difficult-to-clean coatings or deposits from a surface without damaging underlying material. A UHP waterjet system is an environmentally-friendly answer to many difficult cutting and cleaning applications and can often be justified solely on the basis of the removal of hazardous materials from the production process.

         The Company also competes with other waterjet cutting equipment
manufacturers in the United States, Europe and Asia.   Certain of these
competitors have greater financial resources than the Company. The recent robotics acquisitions give Flow a competitive advantage as the only total system provider of a complete line of articulation equipment used in waterjet cutting. Although independent market information is not generally available, based upon data assembled from internal and external sources, Company management believes it is the largest manufacturer of UHP waterjet cutting systems in the world.

         With respect to access systems, the Company believes that service, price, product performance, and reliability are the key competitive factors. Management believes that its products are priced competitively and that the strength of its North American branch system and its product reliability are key to its results. In the permanently installed access system markets, the Company believes there are 15 to 20 firms with which it competes. None of these firms dominate the market.

         The primary competitors to HydroMilling services are traditional concrete removal operators. The advantages of the UHP approach of HydroMilling over other concrete removal systems, such as jackhammers, include increased speed, reduced cost, depth control, better concrete bonding; and the elimination of micro-cracks, rebar damage, vibration, dust, and noise. HydroMilling also competes with other hydrodemolition contractors, most of which use waterjets at 10,000 to 25,000 psi with significantly higher volumes of water. The Company believes that its process, operating with pressures to 36,000 psi, produces a higher quality bonding surface and that the size of its fleet as compared to competitors enables it to complete larger projects more quickly.

         HydroCleaning competitors include companies using chemical processes and other mechanical means. The Company believes that the speed and environmentally-friendly aspects of its process are key advantages.

         Overall, the Company believes that its competitive position is enhanced by (1) technically advanced, proprietary products that provide excellent reliability, low operating costs, and user-friendly features, (2) a strong application-oriented, problem-solving marketing approach, (3) an active research and development program that allows it to maintain technical leadership, (4) the ability to provide complete turnkey systems, (5) strong position in key markets, such as the U.S., Japan, southeast Asia and Europe,
(6) strong OEM customer ties, and (7) efficient production facilities.


RESEARCH AND ENGINEERING

         The Company has allocated over 6% of revenues to research and engineering during each of the three years ended April 30, 1995. Research and engineering expenses were approximately $6,784,000, $5,361,000, and $4,983,000 in fiscal years 1995, 1994, and 1993, respectively.


EMPLOYEES

         As of April 30, 1995, the Company employed 792 full time and 6 part time personnel. There are no material collective bargaining agreements to which the Company is a party.


FOREIGN AND DOMESTIC OPERATIONS

         See Note 13 of Notes to Consolidated Financial Statements for information regarding foreign and domestic operations.

Item 2. Properties

         The Company's headquarters and primary manufacturing facilities are located in one leased facility in Kent, Washington. In addition, the Company maintains HydroMilling office and shop facilities in Pittsburgh, Pennsylvania; manufacturing facilities in Jeffersonville, Indiana; sales facilities in sixteen North American cities; Tokyo, Japan and three facilities in France; and sales, manufacturing and warehouse facilities in Johnstown, Pennsylvania; Burlington, Canada; Hsinchu, Taiwan; Antwerp, Belgium; and Darmstadt, Germany.

         In connection with the acquisition of certain assets of ASI, the Company owns the land and building in which ASI operates. The plant is located in Jeffersonville, Indiana.

         All other facilities of the Company are leased with the exception of a warehouse and sales facility in Chicago, Illinois.

         The Company believes that its facilities are suitable for its current operations and that expansion in the near term will not require additional space. The Company further considers that its primary manufacturing facility will be adequate to meet production requirements for the next three to five years.



Item 3. Legal Proceedings

         The Company is party to various legal actions incident to the normal operation of its business, none of which is believed to be material to the financial condition of the Company. See Notes 1 and 12 of Notes to Consolidated Financial Statements for a description of the Company's product liability insurance coverage and estimated exposure.



Item 4. Submission of Matters to a Vote of Security Holders

         An annual stockholders' meeting was held on August 31, 1994, during which three persons were elected to be members of the Board of Directors. Daniel J. Evans, Kenneth M. Roberts and Ronald W. Tarrant were elected to three-year terms ending with the 1997 Annual Meeting of Stockholders receiving, respectively, 11,229,042, 11,238,915 and 11,214,996 votes in favor, and 85,307,
75,434 and 99,353 votes withheld. There were no broker non-votes for any of the above submitted for vote.

                                    PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         Matters.

         See page 12

Item 6.  Selected Financial Data.

         See page12

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         See pages 13 through 17

Item 8.  Financial Statements and Supplementary Data.

         See pages 18 through 40

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

Item 5. Market for  the Registrant's Common Stock and Related Stockholder
        Matters


         The principal market for the Company's common stock is the over-the-counter market. The Company's stock is traded on the NASDAQ National Market under the symbol "FLOW." The range of high and low sales prices for the Company's common stock for the last two fiscal years is set forth in the table below.

                                                           Fiscal Year 1995                 Fiscal Year 1994
                                                        High             Low            High              Low
                                                        -------------------------------------------------------
         First Quarter                                 $6.88            $4.63            $8.25            $5.75
         Second Quarter                                 7.25             5.63             8.75             6.25
         Third Quarter                                  7.88             6.13             8.75             6.88
         Fourth Quarter                                 8.50             6.50             8.50             5.38

         There were 1,592 stockholders of record as of May 31, 1995.

         The Company has not paid dividends to common stockholders in the past. The Board of Directors intends to retain future earnings to finance development and expansion of the Company's business and does not expect to declare dividends to common stockholders in the near future.

Item 6. Selected Financial Data


(In thousands, except per share data)                     Year Ended April 30
- ----------------------------------------------------------------------------------------------------------
                                        1995           1994           1993       1992(1)        1991(1)
                                  ------------------------------------------------------------------------
Income Statement Data:
  Revenue                              $110,010        $88,632        $79,079       $69,071       $60,509
  Pretax Income (Loss)                    9,259          3,112          5,791         4,272          (704)
  Net Income (Loss)                       7,728          2,953          4,641         3,511          (865)
  Earnings (Loss) Per Share                0.53           0.21           0.33          0.25         (0.11)

Balance Sheet Data:
  Working Capital                        44,592         25,415         25,060        16,399         16,806
  Total Assets                          105,484         78,228         69,276        57,448         54,329
  Short-Term Debt                         2,412         16,504         10,403         8,477         11,472
  Long-Term Obligations                  33,359         10,559         12,549         7,899          8,903
  Stockholders' Equity                   49,803         37,948         34,225        28,873         24,748


- ----------
(1) Results for the fiscal year have been restated to include the results of Spider Staging Corporation, which was acquired in a pooling-of-interests transaction on September 30, 1992.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

         The Company provides ultrahigh-pressure ("UHP") waterjet, factory automation and access systems, and related products and services to a wide variety of industries. The following table sets forth the Company's consolidated revenues by major product categories.


               CONSOLIDATED REVENUES BY MAJOR PRODUCT CATEGORIES



(In thousands)                             1995                       1994                     1993
                                           Revenue       %           Revenue       %          Revenue       %
                                           ----------------------------------------------------------------------
UHP Waterjet and Factory
   Automation Systems                      $ 36,600       33          $20,645      23          $24,160       31
UHP Spare Parts and Services                 28,529       26           26,319      30           24,818       31
Access Systems and Services                  33,566       31           28,888      33           22,015       28
HydroMilling(R) and
  HydroCleaning(TM) Services                 11,315       10           12,780      14            8,086       10
                                           ----------------------------------------------------------------------

Total Revenues                             $110,010      100          $88,632     100          $79,079      100
                                           ======================================================================


FISCAL 1995 COMPARED TO FISCAL 1994

         During the year ended April 30, 1995, the Company purchased certain net assets of two robotics systems manufacturers, Dynovation Machine Systems, Inc. ("Dynovation") and ASI Robotics, Inc. ("ASI"). These acquisitions are part of the Company's long-term strategic growth plan. Both companies are, and had previously been, integrators of the Company's products. Consolidation of the sales and marketing force began during the third quarter of fiscal 1995, and integration of other functions will continue into fiscal 1996. During the year the Company also entered into a licensing agreement with Ark Systems, Inc. ("Ark"), for the exclusive worldwide marketing and manufacturing rights for the Ark product line. Ark produces access system equipment used in the cleaning and maintenance of the under-structure of bridges. The Company also entered into a joint venture relationship with Consortium Europeen du Materiel ("CEM") in France, for the distribution of access system equipment in France. The Company's consolidated statements of income include the results of Dynovation, ASI, Ark and CEM from the dates of acquisition or agreement. The Company paid total cash of $11.5 million and issued 445,000 shares of common stock to acquire the assets of Dynovation and ASI. The investments in Ark and CEM have not been material to date. The Company funded these transactions through a short-term bridge loan facility from the Company's principal bank.

         Revenues for the year ended April 30, 1995 increased $21.4 million (24%) from the prior year period. This increase arose primarily from the strong advances in the European and domestic UHP markets, where revenues increased 46% and 18%, respectively and from business acquisitions and partnerships made during fiscal 1995. Sales into Asia were similar to those of the prior year. The Company typically sells its products at higher prices outside the United States due to the costs of servicing these markets. UHP waterjet spare parts and services revenues increased by $2.2 million (8%), reflecting an increased base of UHP waterjet systems installed throughout the world. Spare parts and services are a continuing and significant part of the Company's business, and generally have a higher profit margin than new systems. As a percentage of total revenues, spare parts and services decreased as compared to the prior year because the acquired systems manufacturers carry a lower relative percentage of such revenues. Spare parts are composed primarily of consumables used in the cutting or cleaning process. Access system revenues increased $4.7 million (16%), reflecting continued domestic strength of the sales and rental of temporary access equipment as well as the recent licensing agreement with Ark. HydroMilling and HydroCleaning services revenues decreased by $1.5 million (11%). Management of this division has focused on contracts which maintain its target margins, in a market which softened slightly during the year. The $13.8 million contract for parking garage rehabilitation services at the John F. Kennedy Center for the Performing Arts in Washington, D.C. remains on target, with the job approximately 70% complete at the end of fiscal 1995.

         Gross margin expressed as a percent of sales was 42% in fiscal 1995 compared with 40% in fiscal 1994. Excluding the effect of certain non-recurring charges in fiscal 1994, the gross margin percentage would have also been 42%. Since the Company's products have different gross margins, product mix variations can have a significant impact on overall gross margins. In general, UHP systems sales have gross margins less than 40% and spare parts sales have margins in excess of 50%. The margin in the HydroMilling and HydroCleaning revenue is dependent on the mix of services provided and the utilization of the equipment. Services margins approximate 30% of sales, while rental margins typically exceed 50% of sales. Slow moving and obsolete inventory provisions increased by $112,000, net of disposals.

         Expenses increased by $3.6 million (12%), in part as a result of the acquisitions completed during 1995. However, expressed as a percentage of revenues, expenses decreased from 35% in 1994 to 31% in 1995. Excluding the effect of certain non-recurring charges in fiscal 1994, the expense percentage would have been 34%. Marketing, and general and administrative expenses both declined by two percentage points. This was achieved by a continued focus on cost control by Company management during fiscal 1995. Research and engineering expense exceeded 6% of revenues, reflecting the Company's continued emphasis on increased product development efforts.

         Operating income can vary significantly for domestic and foreign operations (see Note 13 of Notes to Consolidated Financial Statements), but is primarily the result of product mix variations and volume from year to year. There are no known trends that management expects to result in a materially unfavorable impact on revenues or income from operations.

         Net interest expense increased by $825,000 in fiscal 1995 compared to 1994. This was as a result of the higher borrowings related to the acquisitions, and to the increased interest rates during fiscal 1995. Cash flow from operations enabled the Company to decrease debt $4.3 million during fiscal 1995.

         During fiscal 1995, other expense, net, totaled $30,000, compared to other income, net, of $652,000 in 1994. The 1994 results included a $445,000 gain on the sale of a vacated manufacturing facility.

         Income tax expense for fiscal 1995 was 17% of income before tax as compared to 18% in the previous year. Income tax expense was lower than the statutory rate in both fiscal 1995 and 1994 primarily due to lower tax rates in certain foreign jurisdictions, the benefit of the Company's foreign sales corporation and changes in the Company's FAS 109 valuation allowance. In the first quarter of fiscal 1994, the Company recorded income of $401,000, related to the mandatory adoption of Statement of Financial Accounting Standards No. 109 ("FAS 109"), "Accounting for Income Taxes." This is reflected as a change in accounting principle.


FISCAL 1994 COMPARED TO FISCAL 1993

         Revenues for the year ended April 30, 1994 increased $9.6 million (12%) from the prior year period. UHP waterjet system sales declined by $3.5 million (15%), reflecting the soft economies in Europe and Japan that were prevalent throughout the year. UHP waterjet replacement spare parts and services revenues increased by $1.5 million (6%). Access system revenues increased $6.9 million (31%), reflecting primarily the acquisition of Power Climber at the end of fiscal 1993. HydroMilling and HydroCleaning services revenues increased $4.7 million (58%), relating primarily to the performance of parking garage rehabilitation services at the John F. Kennedy Center for the Performing Arts in Washington, D.C.

         North American and Asian sales (excluding Japan) increased by 20% and 34%, respectively; European and Japanese sales decreased by 5% and 44%, respectively, as their soft economies reduced the demand for machine tools.

         Gross margin expressed as a percent of sales was 40% in fiscal 1994 compared with 43% in fiscal 1993. The reduction in gross margin is primarily attributable to a construction services project terminated in the third quarter of fiscal 1994 for which the Company recorded cost of sales of $2.6 million and revenues of $400,000. Excluding this project, gross margin would have been 42% in fiscal 1994. Slow moving and obsolete inventory provisions increased by $86,000, net of disposals.

         Expenses increased by $3.8 million in fiscal 1994. However, they were 35% of sales in both years. Marketing expenses increased by $2.5 million.
This increase includes approximately $600,000 related to Power Climber, whose expenses were nominal in fiscal 1993 as the acquisition was completed in April 1993. Additionally, marketing expenses increased in the domestic access system and waterjet marketing areas by approximately $700,000 and $900,000, respectively, primarily from increased efforts directed at expanding the Company's access system and field cleaning markets and operations. The $378,000 increase in research and engineering expenses resulted from increased product development efforts. General and administrative expenses increased by $863,000, which includes Power Climber expenses of $1.3 million. Additionally, during the third and fourth quarters of the fiscal year the Company incurred approximately $400,000 in expenses associated with a letter of intent to acquire the assets of the Waterjet Cutting Systems Division of Ingersoll-Rand Company. The Company terminated the letter of intent subsequent to year end but has written off these costs to general and administrative expense in fiscal 1994. These increases were offset partially by reduced domestic general and administrative expenses.

         Net interest expense increased by $347,000 in fiscal 1994 and was related to increased borrowings.

         Other income, net, increased by $649,000 which was composed of a $445,000 gain on the sale of a vacated manufacturing facility and greater realized and unrealized foreign exchange gains in fiscal 1994 over 1993.

         Income tax expense for fiscal 1994 was 18% of income before tax as compared to 28% in the previous year. In the previous year, net operating loss carryforwards were recognized as an extraordinary item and reduced the net tax expense to 20% of income before tax. In the first quarter of fiscal year 1994, the Company recorded income of $401,000, related to the mandatory adoption of Statement of Financial Accounting Standards No. 109 ("FAS 109"), "Accounting for Income Taxes." This is reflected as a change in accounting principle. Income tax expense was lower than the statutory rate in fiscal 1994 due primarily to lower tax rates in certain foreign jurisdictions, the benefit of the Company's foreign sales corporation and the change in the Company's FAS 109 valuation allowance.


LIQUIDITY AND CAPITAL RESOURCES

         Subsequent to year end the Company received an irrevocable long-term commitment from its bank to replace its domestic borrowings. Such borrowings arose from a working capital line, equipment purchase notes, and the financing required to complete various acquisitions and business partnerships and agreements during fiscal 1995. The new financing arrangement comprises a $60 million five-year reducing line of credit. The interest rate will be at prime or linked to IBOR, at the Company's option. Debt as of April 30, 1995, which will be replaced by the new financing arrangement, has been classified accordingly.

         See Note 7 of Notes to Consolidated Financial Statements for a schedule of long-term debt maturities. Long-term debt obligations are expected to be met from working capital provided by operations and, as necessary, by other indebtedness.

         Capital spending plans currently provide for outlays of approximately $6 to $7 million in fiscal 1996. It is expected that funds necessary for these expenditures will be generated internally, and through available credit facilities.

         The 22% increase in gross trade accounts receivable at April 30, 1995 from April 30, 1994 was principally due to higher fourth quarter revenues, and to the new businesses acquired during fiscal 1995. Days' sales outstanding in gross accounts receivable are impacted by sales outside the United States. Additionally, longer payment terms are sometimes negotiated on large system orders. The Company's management does not believe these timing issues will present a material adverse impact on the Company's short-term liquidity requirements.

         The inventory increase of $5 million (23%) is related primarily to the higher levels of business and the new businesses acquired during fiscal 1995. Certain products manufactured by ASI and Dynovation can require an extended manufacturing period, and therefore involve higher levels of work in process. Higher inventory levels also reflect new product introductions and the Company's efforts to reduce lead times associated with customer orders. The amount provided for obsolete and slow-moving goods at April 30, 1995, increased $112,000, net of disposals, from April 30, 1994.

         It is the Company's policy to hedge net assets denominated in foreign currencies (primarily the German Mark) where significant currency rate fluctuations may impact profitability.



                    MANAGEMENT'S STATEMENT OF RESPONSIBILITY

         Management is responsible for the fair and accurate presentation of information in this annual report. The financial statements and related notes have been prepared in accordance with generally accepted accounting principles. Financial and operating information comes from Company records and other sources. Certain amounts are, of necessity, based on judgment and estimation.

         We believe that adequate accounting systems and financial controls are maintained to ensure that the Company's records are free from material misstatement and to protect the Company's assets from loss or unauthorized use. In addition, the Audit Committee of the Board of Directors periodically meets with Price Waterhouse LLP and management to review the work of each, to discuss financial reporting matters, and to review auditing and internal control procedures.


                                                              /s/ Lee M. Andrews
                                                                  LEE M. ANDREWS
                                      VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

Item 8. Financial Statements and Supplementary Data

         The following consolidated financial statements are filed as a part of this report:

Index to Financial Statements                                                                 Page in This Report
- -----------------------------------------------------------------------------------------------------------------
Report of Independent Accountants                                                                   19

Consolidated Balance Sheets at April 30, 1995 and 1994                                              20

Consolidated Statements of Income for each of the three
  years in the period ended April 30, 1995                                                          21

Consolidated Statements of Cash Flows for each of
  the three years in the period ended April 30, 1995                                                22

Consolidated Statements of Changes in Stockholders'
  Equity for each of the three years in the period ended April 30, 1995                             24

Notes to Consolidated Financial Statements                                                          25


Financial Statement Schedules
- -----------------------------

VIII  --   Valuation and Qualifying Accounts                                                        40


         All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Flow International Corporation


        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Flow International Corporation and its subsidiaries at April 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

         As discussed in Note 8 to the financial statements, the Company changed its method of accounting for income taxes in fiscal 1994.



/s/ Price Waterhouse LLP

Seattle, Washington
July 6, 1995

                         FLOW INTERNATIONAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                                  April 30
                                                                                           ---------------------
                                                                                              1995          1994
                                                                                              ----          ----
ASSETS:
- -------
Current Assets:
  Cash                                                                                      $1,074        $1,351
  Trade Accounts Receivable, less
    allowances for doubtful accounts of $1,150 and $908, respectively                       31,638        25,887
  Inventories                                                                               27,219        22,160
  Deferred Income Taxes                                                                      1,335         1,422
  Other Current Assets                                                                       4,719         4,316
                                                                                          ----------------------
Total Current Assets                                                                        65,985        55,136

Property and Equipment, net                                                                 24,533        20,030
Deferred Income Taxes                                                                            -           113
Intangible Assets, net of accumulated amortization of
    $2,275 and $1,736, respectively                                                         13,361         1,809
Other Assets                                                                                 1,605         1,140
                                                                                          ----------------------
                                                                                          $105,484       $78,228
                                                                                          ======================

LIABILITIES AND STOCKHOLDERS' EQUITY:
- -------------------------------------
Current Liabilities:
  Notes Payable to Banks                                                                    $1,614       $12,126
  Current Portion of Long-Term Obligations                                                     798         4,378
  Accounts Payable                                                                          12,221         7,968
  Accrued Payroll and Related Liabilities                                                    3,542         2,027
  Other Accrued Taxes                                                                          638           178
  Other Accrued Liabilities                                                                  2,580         3,044
                                                                                           ---------------------
Total Current Liabilities                                                                   21,393        29,721

Long-Term Obligations                                                                       33,359        10,559
Deferred Income Taxes                                                                          248             -
Minority Interest                                                                              681             -

Stockholders' Equity:
  Series A 8% Convertible Preferred Stock -
    $.01 par value, $500 liquidation preference, 1,000,000 shares authorized, 0 issued
  Common Stock - $.01 par value, 20,000,000 shares authorized,
    14,603,233 and 14,326,830 shares issued and outstanding, respectively, in 1995
    14,031,262 and 13,754,859 shares issued and outstanding, respectively, in 1994             146           140
  Capital in Excess of Par                                                                  37,602        33,889
  Retained Earnings                                                                         11,456         3,728
  Treasury Common Stock of 276,403 shares at cost                                             (556)         (556)
  Cumulative Translation Adjustment                                                          1,339         1,023
  Loan to Employee Stock Ownership Plan & Trust                                               (184)         (276)
                                                                                          ----------------------
Total Stockholders' Equity                                                                  49,803        37,948
                                                                                          ----------------------
Commitments and Contingencies (Note 12)                                                          -             -
                                                                                          ----------------------
                                                                                          $105,484       $78,228
                                                                                          ======================

  The accompanying notes are an integral part of these consolidated financial statements.

                         FLOW INTERNATIONAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                                                 April 30
                                                                      ------------------------------------
                                                                         1995          1994           1993
                                                                         ----          ----           ----
Revenue:
  Sales                                                               $84,800       $63,808        $60,663
  Services                                                             15,256        16,110         11,146
  Rentals                                                               9,954         8,714          7,270
                                                                      ------------------------------------
Total Revenues                                                        110,010        88,632         79,079

Cost of Sales:
  Sales                                                                48,454        36,223         33,414
  Services                                                             10,850        13,351          7,788
  Rentals                                                               4,395         3,980          3,574
                                                                      ------------------------------------
Total Cost of Sales                                                    63,699        53,554         44,776
                                                                      ------------------------------------

Gross Profit                                                           46,311        35,078         34,303

Expenses:
  Marketing                                                            16,582        15,106         12,591
  Research and Engineering                                              6,784         5,361          4,983
  General and Administrative                                           11,282        10,602          9,739
                                                                      ------------------------------------
                                                                       34,648        31,069         27,313
                                                                      ------------------------------------

Operating Income                                                       11,663         4,009          6,990

Interest Expense, net                                                  (2,374)       (1,549)        (1,202)
Other Income (Expense), net                                               (30)          652              3
                                                                      ------------------------------------

Income before Provision for Income Taxes,
  Extraordinary Item and Change in Accounting Principle                 9,259         3,112          5,791
Provision for Income Taxes                                              1,531           560          1,600
                                                                      ------------------------------------

Income before Extraordinary Item and Change in
  Accounting Principle                                                  7,728         2,552          4,191

Extraordinary Item:
Realization of Operating Loss Carryforwards                                --            --            450

Change in Accounting Principle                                             --           401             --
                                                                      ------------------------------------
Net Income                                                            $ 7,728        $2,953         $4,641
                                                                      ====================================

Earnings per Common and Equivalent Shares:
Income before Extraordinary Item and Change
  in Accounting Principle                                             $   .53        $  .18          $ .30
Extraordinary Item and Change in Accounting Principle                      --           .03            .03
                                                                      ------------------------------------
Net Income                                                            $   .53        $  .21         $  .33
                                                                      ====================================


  The accompanying notes are an integral part of these consolidated financial statements.

                         FLOW INTERNATIONAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                         Year Ended April 30,
                                                                               ----------------------------------------
                                                                                 1995             1994            1993
                                                                                 ----             ----            ----
Cash Flows from Operating Activities:
     Net Income                                                                $ 7,728          $ 2,953         $ 4,641
     Adjustments to Reconcile Net Income to Cash
      Provided (Used) by Operating Activities:
      Depreciation and amortization                                              5,199            4,236           3,763
      Gain on sale of Spider facility                                                -             (445)              -
      Change in accounting principle and extraordinary item                          -             (401)           (450)
      Provision for losses on trade accounts receivable                            480              324             237
      Provision for slow moving and obsolete inventory                             324              269             312
      Tax effect of exercised stock options                                        164              554             175
      Other                                                                         92               92              92
      (Increase) Decrease in Current Assets,
       net of effects of business combinations:
         Trade Accounts Receivable                                              (2,651)          (4,325)         (2,807)
         Inventories                                                            (1,516)          (2,552)         (3,033)
         Other Current Assets                                                      (29)          (1,878)            636
         Deferred Income Taxes                                                      87             (686)             36
        Increase (Decrease) in Current Liabilities,
        net of effects of business combinations:
         Accounts Payable                                                       (1,378)             513             181
         Accrued Payroll and Related Liabilities                                   796              (87)           (433)
         Other Accrued Taxes                                                       372             (257)           (282)
         Other Accrued Liabilities                                                (813)           1,119            (472)
       (Increase) in Intangible Assets                                            (400)               -               -
       (Increase) Decrease in Other Long-Term Assets                               (39)             195             175
       Increase in Other Long-Term Liabilities                                     192                -               -
                                                                               -------          -------         -------
      Cash provided (used) by operating activities                               8,608             (376)          2,771
                                                                               -------          -------         -------
    Cash Flows from Investing Activities:
      Expenditures for property and equipment                                   (5,584)          (6,228)         (7,222)
      Payment for business combinations                                        (11,850)               -               -
      Payment received on Flow Industries note                                       -            2,744               -
      Investment in Preferred Stock                                                  -                -            (609)
      Proceeds from sale of property and equipment                                   -              156               -
      Other                                                                         17              702             644
                                                                               -------          -------         -------
      Cash used by investing activities                                        (17,417)          (2,626)         (7,187)
                                                                               -------          -------         -------
    Cash Flows from Financing Activities:
      Borrowings under line of credit agreements                                81,895           73,213          52,581
      Repayments under line of credit agreements                               (82,127)         (67,768)        (50,418)
      Proceeds from bridge loan                                                 12,364                -               -
      Proceeds from long-term obligations                                          287            2,340           2,552
      Payments of long-term obligations                                         (4,397)          (3,674)         (1,144)
      Proceeds from issuance of common stock                                       194              315             488
      Payment of Preferred Stock Dividends                                           -              (50)           (200)
                                                                               -------          -------         -------
      Cash provided by financing activities                                      8,216            4,376           3,859
                                                                               -------          -------         -------
    Effect of exchange rate changes on cash                                        316             (141)           (102)
                                                                               -------          -------         -------
    Increase (decrease) in cash and cash equivalents                              (277)           1,233            (659)
    Cash and cash equivalents at beginning of period                             1,351              118             777
                                                                               -------          -------         -------
    Cash and cash equivalents at end of period                                 $ 1,074          $ 1,351         $   118
                                                                               =======          =======         =======

  The accompanying notes are an integral part of these consolidated financial statements.

                         FLOW INTERNATIONAL CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (In thousands)



                                                                                    Year Ended April 30,
                                                                           --------------------------------------
                                                                             1995           1994            1993
                                                                           -------        -------         -------
Supplemental disclosures of cash flow information
- -------------------------------------------------

  Cash paid during the year for
    Interest                                                                 $2,273          $1,756         $1,434
    Income Taxes                                                                740             531            878

Supplemental schedule of non-cash investing and financing activities
- --------------------------------------------------------------------

Fair value of assets acquired (Note 2)                                     $ 23,175                         $4,054
Cash paid, stock issued and notes assumed for assets acquired               (14,965)                        (2,262)
                                                                           --------                         ------
Liabilities assumed                                                        $  8,210                         $1,792
                                                                           ========                         ======

Net proceeds from sale of the Spider manufacturing facility                                 $ 1,031
Less one year note receivable                                                                  (875)
                                                                                            -------
Cash proceeds                                                                               $   156
                                                                                            =======







  The accompanying notes are an integral part of these consolidated financial statements.

                         FLOW INTERNATIONAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (In thousands)



                                        Series A
                                       Convertible                                        Retained
                                     Preferred Stock       Common Stock                  Earnings/
                                    -----------------   ------------------     Capital    (Accumu-    Cumulative
                                                  Par                  Par   In Excess       lated   Translation   Treasury
                                    Shares      Value     Shares     Value      of Par    Deficit)    Adjustment      Stock
                                    ---------------------------------------------------------------------------------------
Balances, April 30, 1992                 5       $ --     12,843      $128     $32,089     $(3,616)       $1,266      $(534)

Repayment of Director Loan                                                          83
Exercise of Stock Options                                    464         5         833
Dividends on Preferred Stock                                                                  (200)
Cumulative Translation Adjustment                                                                           (102)
Net Income                                                                                   4,641
                                    ---------------------------------------------------------------------------------------
Balances, April 30, 1993                 5       $ --     13,307      $133     $33,005     $   825        $1,164      $(534)
                                    =======================================================================================

Exercise of Stock Options                                    205         2         748                                  (22)
Conversion of Convertible
  Preferred Stock                       (5)                  519         5
Dividends on Preferred Stock                                                                   (50)
Cumulative Translation Adjustment                                                                           (141)
Other                                                                              136
Net Income                                                                                   2,953
                                    ---------------------------------------------------------------------------------------
Balances, April 30, 1994                 -       $ --     14,031      $140     $33,889     $ 3,728        $1,023      $(556)
                                    =======================================================================================

Issuance of Stock                                            445         5       3,111
Exercise of Stock Options                                    127         1         356
Cumulative Translation Adjustment                                                                            316
Other                                                                              246
Net Income                                                                                   7,728
                                    ---------------------------------------------------------------------------------------
Balances, April 30, 1995                 -       $ --     14,603      $146     $37,602     $11,456        $1,339      $(556)
                                    =======================================================================================





  The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    For the three years ended April 30, 1995
      (All tabular dollar amounts in thousands, except per share amounts)

Note 1 - Summary of Significant Accounting Policies:

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include Flow International Corporation, ("Flow" or the "Company"), and its wholly-owned subsidiaries, Flow Europe GmbH ("Flow Europe"), Flow Services Corporation, Flow Asia Corporation ("Flow Asia"), Rampart Waterblast, Inc., Spider Staging Corporation ("Spider"), Power Climber and affiliated companies ("Power Climber"), Dynovation Inc. ("Dynovation") and two majority owned joint ventures. All significant intercompany transactions have been eliminated.

OPERATIONS

         The Company develops and manufactures ultrahigh-pressure waterjet cutting, cleaning and factory automation systems, and powered access equipment for the manufacturing, industrial cleaning and construction services markets. Equipment is designed, developed, and primarily manufactured at the Company's principal facilities in Kent, Washington, and at manufacturing facilities in Johnstown, Pennsylvania; Jeffersonville, Indiana; and in Burlington, Canada. The Company markets its products to customers worldwide through its principal offices in Kent, its subsidiaries in Germany, Taiwan, Canada, and Belgium, and through regional offices in major U.S. cities.

REVENUE RECOGNITION

         Revenues are recognized at the time of shipment for products and certain types of systems, and under the percentage of completion accounting method for other types of systems, and at the time of service or rental with respect to service and rental revenues. Products are warranted to be free from material defects for a period of one year from the date of shipment. Warranty obligations are limited to the repair or replacement of products. The Company's warranty accrual is reviewed quarterly by management for adequacy based upon recent shipments and historical warranty expense. Credit is issued for product returns upon receipt of the returned goods, or, if material, at the time of notification and approval.

         Services revenue primarily consist of revenues related to hydrodemolition services. Rental revenues consist of charges to customers for the temporary use of access system equipment.

PRODUCT LIABILITY

         The Company is obligated under terms of its product liability insurance contracts to pay all costs up to deductible amounts. Included in general and administrative expense are insurance, investigation and legal defense costs. Legal settlements, if any, are included in other expense.

INVENTORIES

         Inventories are stated at the lower of cost, determined by using the first-in, first-out method, or market.

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets which range from three to eleven years. Leasehold improvements are amortized over the related lease term.

PATENTS AND GOODWILL

         Patents are amortized on a straight-line basis over the shorter of the estimated economic life of the patent or seven years. Goodwill is amortized on a straight-line basis over fifteen years.

INCOME TAXES

         In May 1993, the Company prospectively adopted Statement of Financial Accounting Standards No. 109 ("FAS 109"), "Accounting for Income Taxes". The adoption of FAS 109 resulted in income recognition of $401,000 which was reflected as a change in accounting principle in the year ended April 30, 1994 (see Note 8).

EARNINGS PER SHARE

         Primary earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding plus the common stock equivalents attributable to dilutive stock options during each period.

         Net income available to common stockholders is computed by subtracting preferred stock dividends from net income. The weighted average number of shares outstanding, including equivalent shares where required, for the years ended April 30, 1995, 1994, and 1993 were 14,460,000, 14,091,000, and
13,517,000, respectively. Fully diluted earnings per share do not differ materially from primary earnings per share. Equivalent shares are not included as part of the shares outstanding in loss per share calculations.

FOREIGN CURRENCY TRANSLATION

         The functional currency of Flow Asia is the New Taiwan dollar; of Flow Europe, the U.S. dollar; of Dynovation, the Canadian dollar; and of Power Climber N.V. (part of Power Climber), the Belgian franc. All appropriate assets and liabilities of these foreign subsidiaries are translated at year-end or historical exchange rates. Income and expense accounts of the foreign subsidiaries are translated at the average rates in effect during the year, except that Flow Europe depreciation and cost of sales are translated at historical rates. Adjustments resulting from the translation of

Flow Asia, Dynovation, and Power Climber N.V.'s financial statements are recorded in the cumulative translation adjustment account in the stockholders' equity section of the Consolidated Balance Sheets. Adjustments resulting from the foreign currency translations of Flow Europe are included in the Consolidated Statements of Income.

STATEMENTS OF CASH FLOWS

         For the purposes of the Consolidated Statements of Cash Flows, the Company considers short-term investments with maturities from the date of purchase of three months or less, if any, to be cash equivalents.

CONCENTRATION OF CREDIT RISK

         The Company sells products to a wide variety of industries, including the automotive, aerospace, disposable products, food processing, and construction industries on a worldwide basis.

         In countries or industries where the Company is exposed to material credit risk, sufficient collateral, including cash deposits and/or letters of credit, is required prior to the completion of a transaction. The Company does not believe there is a material credit risk beyond that provided for in the financial statements in the ordinary course of business. The Company makes use of foreign exchange contracts to cover some transactions denominated in foreign currencies, and does not believe there is an associated material credit or financial statement risk.


RECLASSIFICATIONS

Certain 1994 and 1993 amounts have been reclassified to conform with the 1995 presentation


Note 2 - Business Combinations:

         In September 1992, the Company acquired all of the outstanding stock of Spider in a pooling-of-interests transaction. Spider is a supplier of access systems to the construction services industry. Pursuant to the merger agreement, Flow issued 1,152,253 shares of its own common stock to holders of shares of Spider common stock.

         In April 1993, the Company acquired certain assets of Power Climber and the stock of Power Climber N.V., for promissory notes totaling $2,262,000. Additionally, Flow pays a royalty based upon net sales to the former shareholders of Power Climber until 2003. Power Climber is a supplier of access systems to the construction services industry. Its products are complementary to those sold by the Spider organization. Results have been included in the consolidated financial statements from the date of acquisition based upon the purchase method of accounting.

         On November 11, 1994, Spider entered into a licensing agreement with Ark Systems, Inc. ("Ark") at a cost of $400,000. Ark, a division of the Company, designs and manufactures a range of access containment systems which are used in under-bridge applications for surface preparation, lead-paint abatement, cleaning and maintenance. The agreement gives Spider the exclusive worldwide marketing and manufacturing rights for the Ark product line for five years.

         On December 15, 1994, the Company purchased substantially all of the assets and assumed substantially all of the liabilities of Dynovation Machine Systems, Inc. for consideration of $7,970,000. The difference between the net fair market value of assets acquired and consideration given has been recorded as goodwill. Dynovation designs and manufactures robotic waterjet cutting cells and automated assembly systems. Results have been included in the consolidated financial statements from the date of acquisition based upon the purchase method of accounting.

         On January 3, 1995, the Company purchased certain net assets of ASI Robotics Systems ("ASI") for consideration of $3,500,000 and 445,000 shares of Company common stock. The difference between the net fair market value of assets acquired and consideration given has been recorded as goodwill. ASI designs and manufactures high accuracy gantry robots and related systems used in waterjet and other applications. Results of this division have been included in the consolidated financial statements from the date of acquisition based upon the purchase method of accounting.

         In April 1995 Power Climber N.V. became a majority partner in a joint venture with Consortium Europeen du Materiel ("CEM"). CEM operates three access systems sales, service and rental operations in France.

Note 3 - Pro Forma Financial Information (Unaudited):

         If Dynovation Machine Systems, Inc.'s net assets had been acquired at the beginning of each of the years ended April 30, 1995 and 1994, the results of the operations of Flow would be adjusted as follows on a pro forma basis. For the year ended April 30, 1995, total revenues would have been $117,190,000, and net income would have been $7,178,000, or 50 cents per share. The adjustments to net income include additional interest expense of $369,000, and additional goodwill amortization of $317,000. For the comparative period in 1994, total revenues would have been $96,453,000, and net income would have been $2,067,000, or 15 cents per share. The adjustments to net income include additional interest expense of $565,000, and additional goodwill amortization of $472,000.

         The pro forma consolidated financial information is presented for information purposes only, does not take into account savings which may have been realized from the combination of the Company and Dynovation Machine Systems, Inc., and is not indicative of the actual consolidated financial position or results of operations in the future.

Note 4 - Related Party Transactions:

         During fiscal year 1994, the Company received $2,744,000 in principal and interest in full settlement of notes due from Flow Industries, Inc. ("Flow Industries"), former parent of the Company. Interest was payable at prime plus 1.5% and was due upon maturity. During the years ended April 30, 1994 and 1993, the Company recognized interest income of $238,000 and $201,000, respectively, related to the notes.

         On July 31, 1993, Okura America, a subsidiary of the Company's Japanese distributor, Okura & Co., Ltd. ("Okura")., exercised its option to convert its remaining one half of Series A Convertible Preferred Stock into 518,995 shares of common stock at $4.817 per common share.

         In August 1992, the Company entered into a stock purchase agreement with Phenix Composites, Incorporated. The Company contributed cash and certain equipment valued at cost. The book value is $609,000 at April 30, 1995 and 1994, and is being accounted for under the cost method. Currently, the Company's president is a member of the board of directors of Phenix Composites, Inc.


Note 5 - Inventories:

Inventories consist of the following:

                                                                                  April 30,
                                                                              1995             1994
                                                                           ---------------------------
             Raw Materials and Parts                                          $17,999          $14,510
             Work in Process                                                    4,432            1,819
             Finished Goods                                                     6,993            7,924
                                                                            --------------------------
                                                                               29,424           24,253
             Less: Provision for Slow-Moving
                and Obsolete Inventory                                          2,205            2,093
                                                                            --------------------------
                                                                              $27,219          $22,160
                                                                              ========================

Note 6 - Property and Equipment:

Property and equipment are as follows:

                                                                                  April 30,
                                                                              1995             1994
                                                                           ---------------------------
             Land and Buildings                                                  $592             $292
             Machinery and Equipment                                           43,426           33,704
             Furniture and Fixtures                                             2,097            1,626
             Leasehold Improvements                                             4,560            4,001
             Construction in Progress                                             507              189
                                                                            --------------------------
                                                                               51,182           39,812
             Less: Accumulated Depreciation and
               Amortization                                                    26,649           19,782
                                                                             -------------------------
                                                                              $24,533          $20,030
                                                                              ========================

Note 7 - Notes Payable to Banks and Long-Term Obligations:

Current notes payable to banks are as follows:

                                                                                    April 30,
                                                                              1995             1994
                                                                             -------------------------
             Revolving Line of Credit - Flow                                  $    -           $11,672
             Notes Payable to Banks by Flow Asia                                 617               328
             Notes Payable to Banks by Power Climber N.V.                        646               126
             Notes Payable to Banks by Dynovation                                351                 -
                                                                             -------------------------
                                                                              $1,614           $12,126
                                                                             =========================

Long-term obligations are as follows:

                                                                                    April 30,
                                                                              1995             1994
                                                                             -------------------------
             Flow Term Loans Payable                                          $32,679          $12,862
             Guarantee of ESOP Loan                                               184              276
             Power Climber Acquisition Note                                     1,294            1,799
                                                                              ------------------------
                                                                               34,157           14,937
             Less: Current Portion                                                798            4,378
                                                                              ------------------------
                                                                              $33,359          $10,559
                                                                              ========================

         In July 1995, the Company received an irrevocable long-term commitment from its principal bank for a new facility of $60 million to replace its Revolving Credit and Term Loan Agreement (the "Loan Agreement"), and equipment notes (collectively, "Domestic Financing"). Accordingly, all Domestic Financings have been reclassified as long-term, and are included in Flow Term Loans Payable above. Under the terms of the bank's commitment, interest rates will be comparable to those of the Loan Agreement, and the facility will be collateralized by a general lien on the Company's business assets.

         Other than the reclassification of certain of the Company's borrowings from short-term to long-term as described above, the terms of its Loan Agreement and other financing are as follows. The Company's Loan Agreement provides for revolving lines of credit of up to $17 million which are collateralized by, and are subject to limitations based on trade accounts receivable and inventory; and an acquisition bridge loan facility of $14 million, which is secured by a general lien on the Company's assets. Interest rates under the Loan Agreement are at the bank's prime rate or are linked to LIBOR, at the Company's option. Based on the Company's election, borrowings under the Loan Agreement are primarily at LIBOR plus 1.5% or at LIBOR plus 2%. The Company had borrowed $22.8 million under the Loan Agreement as of April 30, 1995. The Company pays 3/16% as an unused commitment fee. As of April 30, 1995 the Company had approximately $8.2 million in domestic unused lines of credit. The Company elected a 30-day LIBOR rate, which at April 30, 1995 was 6.1%.

         The unsecured notes payable to banks by Flow Asia are denominated in New Taiwan dollars, and provide for interest at rates ranging from 7.8% to 9.8% at April 30, 1995. Flow Asia's total available lines of credit were approximately $5.8 million at April 30, 1995.

         The unsecured notes payable to banks by Power Climber N.V. are denominated in Belgian francs, and provide for interest at 7.0% at April 30, 1995.

         The notes payable to banks by Dynovation are collateralized by trade accounts receivable and inventory, and are denominated in Canadian dollars. Dynovation has approximately $175,000 in unused credit facilities at April 30, 1995. The interest rate is Canadian prime plus 0.5%.

         Term loans payable at April 30, 1995 include domestic equipment notes of $6.3 million, and $3.5 million of foreign debt. The equipment loans are collateralized by capital equipment, and bear interest at prime plus 1/4%, or a 7.5% fixed rate, and amortize through April 1997.

         A $2.5 million standby letter of credit has been issued by the Company's principal bank to the Company's German bank, to secure a credit facility for use by Flow Europe. This letter of credit expires on April 30, 1996. Interest and principal on the outstanding term loans of $2,056,000 is payable quarterly at fixed rates ranging from 6.25% to 9.6%, with payments amortized over a four-year period. At April 30, 1995, Flow Europe had an unused $830,000 credit facility.

         The Company has approximately $900,000 in term debt denominated in Belgian francs at interest rates ranging from 8.5% to 9.8% at April 30, 1995. Principal and interest is paid monthly through fiscal 1998.

         In September 1989, the Company guaranteed a loan of $844,000 funding the purchase of 250,000 shares of the Company's common stock by the Flow International Corporation Employee Stock Ownership Plan and Trust (the "ESOP"). The loan bears interest, payable quarterly, at 93% of the bank's prime rate and is due in annual installments of $92,000 through fiscal 1997 (see Note 9). The loan is secured by the Company's common stock owned by the ESOP; security for the Company's guarantee is provided in conjunction with the Loan Agreement.

         In April 1993, the Company executed promissory notes totaling $2,262,000 to the previous owners of Power Climber in conjunction with the acquisition of assets. The notes are secured by inventory, equipment and intellectual property obtained in the acquisition and have an interest rate of 7.25%. The notes require monthly payments of principal and interest through fiscal 1998 except for one note which requires payments through fiscal 2003.

         The Company is required to comply with certain covenants including restrictions on dividends and transactions with affiliates, limitations on additional indebtedness, limitations on capital expenditures, and maintenance of tangible net worth, current working capital, debt to tangible net worth, and cash flow coverage ratios. As of April 30, 1995, the Company was in compliance with all such covenants.

         Long-term obligation retirements for the next five years and thereafter are as follows: $798,000 in 1996, $3,641,000 in 1997, $387,000 in
1998, $48,000 in 1999, $48,000 in 2000, and $29,235,000 thereafter.


Note 8 - Income Taxes:

         The components of consolidated income before income taxes, extraordinary item and change in accounting principle, and the provision for income taxes for the years ended April 30, 1995 and April 30, 1994 under FAS 109, and the year ended April 30, 1993 under APB 11, are as follows:

                                                               1995             1994             1993
                                                             ------           ------           ------
      Income before Income Taxes,
      Extraordinary Item and Change in
        Accounting Principle:
        Domestic                                              $8,994           $3,319           $5,662
        Foreign                                                  265             (207)             129
                                                              ------           ------           ------
        Total                                                 $9,259           $3,112           $5,791
                                                              ======           ======           ======


         The provision for income taxes comprises:

                                                               1995             1994             1993
                                                             ------           ------           ------
      Current Tax Expense
        Domestic                                             $   749          $   652          $ 1,975
        State and Local                                          271               42
        Foreign                                                   63              552             (375)
                                                             -------          -------          -------
        Total                                                  1,083            1,246            1,600

       Deferred Tax Liability (Benefit)                          448             (686)
                                                             -------          -------          -------
      Total Provision for Income Taxes                       $ 1,531          $   560          $ 1,600
                                                             =======          =======          =======

         Net deferred tax assets (liabilities) under FAS 109 comprise the following:

                                                   April 30, 1995          April 30, 1994
                                                   --------------          --------------
 Fixed assets                                         ($ 435)                  ($ 594)
 Obsolete inventory provisions                           491                      526
 Net operating loss carryover                          2,605                    5,024
 Subpart F income                                        298                      228
 Foreign taxes                                          (190)                     378
 Accounts receivable allowances                          179                      169
 Inventory capitalization                                187                      135
 All other                                               412                      633
                                                      ------                   ------
      Subtotal                                         3,547                    6,499
 Valuation allowance                                  (2,460)                  (4,964)
                                                      ------                   ------
 Total Net Deferred Taxes                             $1,087                   $1,535
                                                      ======                   ======

         A reconciliation of income taxes at the federal statutory rate to the provision for income taxes is as follows:

                                                                          Year Ended April 30,
                                                                1995              1994              1993
                                                              -------           -------           -------
 Income taxes at federal statutory rate                        $3,148             $1,058            $2,112
 Foreign sales corporation benefit                               (162)              (143)             (136)
 Foreign operations (benefit)/expense                             541                244              (375)
 Change in FAS 109 valuation allowance                         (2,504)              (599)                -
 State and local taxes                                            179                 28                66
 Alternative minimum tax - domestic                               200                  -                 -
 Other                                                            129                (28)              (67)
                                                               ------             ------            ------
 Income tax provision                                          $1,531             $  560            $1,600
                                                               ======             ======            ======

         As of May 1, 1995, the Company had approximately $8 million of net operating loss carryforwards to offset certain Flow earnings for federal income tax purposes. Of the $8 million carryforward, $1 million was currently available. An additional $943,000 becomes available each fiscal year. These net operating loss carryforwards expire in varying amounts through the year 2003. Also, as of May 1, 1995, $256,000 of net operating loss carryforwards to offset earnings of Spider were available for federal income tax purposes. Spider net operating loss carryforwards expire in varying amounts through the year 2007.

         Because of current and expected future earnings, the Company expects increased utilization of its net operating loss carryforwards. Therefore, the FAS 109 valuation allowance was reduced by a net tax effected amount of $2,504,000.

         Provision has not been made for U.S. or foreign taxes on $2,360,000 of undistributed earnings of foreign subsidiaries. Those earnings have been and will continue to be reinvested. These earnings could become subject to additional tax if they were remitted as dividends, if foreign earnings were lent to the Company or a U.S. affiliate, or if the Company should sell its stock in the subsidiaries. It is not practicable to estimate the amount of additional tax that might be payable on the foreign earnings; however, the Company believes that U.S. foreign tax credits would largely eliminate any U.S. tax and offset any foreign tax.



Note 9 - Voluntary Pension and Salary Deferral Plan:

         The Company has a 401(k) savings plan in which employees may contribute a percentage of their compensation. The Company makes contributions based on employee contributions and length of employee service. Company contributions and expenses under the plan for the years ended April 30, 1995, 1994, and 1993 were $531,000, $520,000, and $510,000, respectively.

         In September 1989, the Company established an ESOP for all employees meeting certain service requirements. Company contributions to the ESOP are discretionary; however, the Company has agreed to make contributions as necessary to fund the repayment of the ESOP loan (see Note 7). During the years ended April 30, 1995, 1994 and 1993, the Company recorded compensation and interest expense related to the ESOP of $109,000, $110,000 and $116,000, respectively.



Note 10 - Stock Options:

         The Company has stock options outstanding under various option plans described below.

         1984 RESTATED STOCK OPTION PLAN (THE "1984 RESTATED PLAN"). Approved by the Company's shareholders in September 1984 and subsequently amended and restated, the 1984 Restated Plan provides for grants to employees and contractors to purchase a maximum of 1,800,000 shares of the Company's common stock. The 1984 Restated Plan allows for the grant of either incentive or nonqualified stock options.

         ADMAC 1984 INCENTIVE STOCK OPTION PLAN (THE "ADMAC PLAN"). The ADMAC Plan was adopted in September 1983. Options vested under the plan were converted into Flow stock options when the Company acquired ADMAC, Inc. in February 1989. No further grants can be made under the ADMAC Plan.


         1987 STOCK OPTION PLAN FOR NONEMPLOYEE DIRECTORS (THE "1987 NONEMPLOYEE DIRECTORS PLAN"). Approved by the Company's stockholders in September 1987, the 1987 Nonemployee Directors Plan, as subsequently amended, provides for the automatic grant of nonqualified options for 10,000 shares of Company common stock to a nonemployee director when initially elected or appointed, and currently, the issuance of 5,000 shares annually thereafter during the term of directorship.

         OTHER NONEMPLOYEE DIRECTOR OPTIONS. In fiscal 1988, two separate stock options were granted for 45,000 and 10,000 shares to two nonemployee directors.

         1991 STOCK OPTION PLAN (THE "1991 SO PLAN"). The 1991 SO Plan was adopted in October 1991 and amended in August 1993. Incentive and nonqualified stock options up to 700,000 shares may be issued under this plan.

         During the years ended April 30, 1995, 1994 and 1993, a total of 127,011, 205,000 and 464,000 options, respectively, were exercised under all stock option plans of the Company at an average price of $1.52, $1.67 and $1.44 per share, respectively.

         All options become exercisable upon a change in control of the Company. Options have a two-year vesting schedule, and are granted at fair market value.



The following chart summarizes the status of the options at April 30, 1995:

                                               1984 Restated        1987 and Other
                                                    and              Nonemployee            1991
                                                ADMAC Plan          Directors Plan        SO Plan           Total
                                             ------------------     --------------        -------           -----
    Number of options outstanding                    415,524            245,000            652,300        1,312,824
    Number of options vested                         415,524            209,000            476,000        1,100,524
    Average exercise price per share                   $2.09              $5.00              $5.53            $4.34



Note 11 - Preferred Share Rights Purchase Plan:

         On June 7, 1990, the Board of Directors of the Company adopted a Preferred Share Rights Purchase Plan under which a Preferred Share Purchase
Right (a "Right") is attached to   each share of Company common stock.  The
Rights will be exercisable only if a person or group acquires 20% or more of the Company's common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 20% or more of the common stock. Each Right entitles stockholders to buy one one-hundredth of a share of Series B Junior Participating Preferred Stock (the "Series B Preferred Shares") of the Company at a price of $15. If the Company is acquired in a merger or other business combination transaction, each Right will entitle its holder to purchase a number of the acquiring company's common shares having a value equal to twice the exercise price of the Right. If a person or group acquires 20% or more of the Company's outstanding common stock, each Right will entitle its holder (other than such person or members of such group) to receive, upon exercise, a number of the Company's common shares having a value equal to two times the exercise price of the Right. Following the acquisition by a person or group of 20% or more of the Company's common stock and prior to an acquisition of 50% or more of such common stock, the Board of Directors may exchange each Right (other than Rights owned by such person or group) for one share of common stock or for one one-hundredth of a Series B Preferred Share. Prior to the acquisition by a person or group of 20% of the Company's common stock, the Rights are redeemable, at the option of the Board, for $.01 per Right. The Rights expire on June 17, 2000. The Rights do not have voting or dividend rights, and until they become exercisable, have no dilutive effect on the earnings of the Company.



Note 12 - Commitments and Contingencies:

         The Company rents certain facilities and equipment under agreements treated for financial reporting purposes as operating leases. The majority of leases currently in effect are renewable for periods of two to five years. Rent expense under these leases was approximately $2,724,000, $2,687,000, and $2,744,000 for the years ended April 30, 1995, 1994 and 1993, respectively.

         Future minimum rents payable under operating leases for years ending April 30 are as follows:

                                              1996         $ 2,387
                                              1997           2,233
                                              1998           1,887
                                              1999           1,615
                                              2000           1,495
                                        Thereafter           4,966
                                                             -----
                                                           $14,583
                                                           =======


         The Ark licensing agreement includes an obligation for the Company to pay significant additional consideration if and when certain future criteria are achieved. The Company does not believe the criteria will be met in the next year. Payment of this consideration will give the Company ownership of all patents and legal rights related to the Ark product line.

         The Company has been subject to product liability claims primarily through its Spider subsidiary. To minimize the financial impact of product liability risks and adverse judgments, product liability insurance has been purchased in amounts and under terms considered acceptable to management.

         At any point in time covered by these financial statements, there are outstanding product liability claims against the Company, and incidents are known to management which may result in future claims. Management, in conjunction with defense counsel, periodically reviews the likelihood that such product claims and incidents will result in adverse judgments, the estimated amount of such judgments, and costs of defense, and provides reserves as appropriate.

         Recoveries, if any, may be realized from indemnitors, codefendants, insurers or insurance guaranty funds. Management, based on estimates provided by the Company's legal counsel on such claims, believes its insurance coverage is adequate.

         Management estimates the range of the Company's future exposure amounts relating to unresolved claims at April 30, 1995, aggregate from approximately $0 to $300,000 before recoveries and between $0 and $100,000 net of recoveries.

         Included in Other Income (Expense), net, in the year ended April 30, 1995, 1994 and 1993 are product liability claim settlements of approximately $32,000, $20,000, and $85,000, respectively.

Note 13 - Foreign Operations:

- --------------------------------------------------------------------------------------------------------
                                  UNITED                    OTHER        ADJUSTMENTS &
                                  STATES       EUROPE      FOREIGN        ELIMINATIONS      CONSOLIDATED
- --------------------------------------------------------------------------------------------------------
1995 (3)
========================================================================================================
Revenues:
    Customers (1)                $79,406       $19,714     $10,890        $        -          $110,010
    Inter-area (2)                 8,347             -       1,094             (9,441)               -
- --------------------------------------------------------------------------------------------------------
Total revenues                    87,753        19,714      11,984             (9,441)         110,010
- --------------------------------------------------------------------------------------------------------
Operating Income Before
Corporate Expenses                15,413           366         511                              16,290
Corporate Expenses                                                                              (4,627)
                                                                                              --------
Operating Income                                                                              $ 11,663
                                                                                              ========
Identifiable Assets               70,357        16,316      18,811                            $105,484

1994
========================================================================================================
Revenues:
    Customers (1)                $69,205       $13,476      $5,951         $        -         $ 88,632
    Inter-area (2)                 8,203             -         718              (8,921)              -
- --------------------------------------------------------------------------------------------------------
Total revenues                    77,408        13,476       6,669              (8,921)         88,632
- --------------------------------------------------------------------------------------------------------
Operating Income (Loss) Before
Corporate Expenses                 8,512          (753)        518                               8,277

Corporate Expenses                                                                              (4,268)
                                                                                              --------
Operating Income                                                                              $  4,009
                                                                                              ========
Identifiable Assets               60,339        12,066       5,823                            $ 78,228
                                                                                              ========

1993
========================================================================================================
Revenues:
    Customers (1)                $62,234       $11,467      $5,378         $         -        $ 79,079
    Inter-area (2)                 5,297             -          77              (5,374)              -
- --------------------------------------------------------------------------------------------------------
Total revenues                    67,531        11,467       5,455              (5,374)         79,079
- --------------------------------------------------------------------------------------------------------
Operating Income (Loss) Before
Corporate Expenses                 9,605          (373)        600                               9,832
Corporate Expenses                                                                              (2,842)
                                                                                              --------
Operating Income                                                                              $  6,990
                                                                                              ========
Identifiable Assets               53,249        10,289       5,738                            $ 69,276
                                                                                              ========

(1) U.S. sales to unaffiliated customers in foreign countries were $6,881,000, $5,058,000 and $8,135,000 in fiscal 1995, 1994, and 1993, respectively.

(2) Inter-area sales to affiliates represent products which were transferred between geographic areas at negotiated prices. These amounts have been eliminated in the consolidation.

(3) Other Foreign includes the assets of Dynovation and its operating results from the date of acquisition.

Note 14 - Selected Quarterly Financial Data (unaudited):


Fiscal 1995 Quarters                                    First           Second           Third         Fourth         Total
- --------------------                                    -----           ------           -----         ------         -----

Revenue                                               $24,509          $26,758         $27,187        $31,556      $110,010
Gross Profit                                           10,438           11,600          10,954         13,319        46,311
Net Income                                              1,649            2,162           1,616          2,301         7,728
Earnings Per Share                                        .12              .15             .11            .15           .53


Fiscal 1994 Quarters                                    First           Second           Third         Fourth         Total
- --------------------                                    -----           ------           -----         ------         -----

Revenue                                               $19,355          $24,591         $20,555        $24,131       $88,632
Gross Profit                                            8,809           10,206           6,008         10,055        35,078
Income (Loss) Before Change in Accounting
Principle                                               1,109            1,802          (1,794)         1,435         2,552
Net Income (Loss)                                       1,510            1,802          (1,794)         1,435         2,953
Earnings (Loss) Per Share Before Change in
  Accounting Principle                                    .08              .13            (.13)           .10           .18
Earnings (Loss) Per Share                                 .11              .13            (.13)           .10           .21


Fiscal 1993 Quarters                                    First           Second           Third         Fourth         Total
- --------------------                                    -----           ------           -----         ------         -----

Revenue                                               $19,340          $20,874         $18,783        $20,082       $79,079
Gross Profit                                            8,947            9,465           7,569          8,322        34,303
Income Before Extraordinary Item                        1,088            1,167             820          1,116         4,191
Net Income                                              1,194            1,347             973          1,127         4,641
Earnings Per Share Before Extraordinary Item              .07              .09             .06            .08           .30
Earnings Per Share                                        .08              .10             .07            .08           .33

                         FLOW INTERNATIONAL CORPORATION
                                 SCHEDULE VIII
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)



                                                            Additions
                                                     -----------------------
                                      Balance at     Charged to     Charged                      Balance
                                      Beginning      Costs and      to Other                     at End
Classification                        of Period       Expenses      Accounts    Deductions*     of Period
- --------------                        ---------       --------      --------    ----------      ---------
Year Ended April 30:
- --------------------
Allowance for Doubtful Accounts
- -------------------------------
1995                                    $   908        $  480       $    -        $  (238)     $ 1,150
1994                                        846           324            -           (262)         908
1993                                        748           237            -           (139)         846

Provision for Slow-Moving and Obsolete Inventory
- ------------------------------------------------
1995                                     $2,093        $  324       $    -        $  (212)      $2,205
1994                                      2,007           269            -           (183)       2,093
1993                                      2,346           312            -           (651)       2,007

__________
* Write-offs of uncollectible accounts and disposal of obsolete inventory.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         Information regarding directors and executive officers of the registrant is incorporated herein by reference from the Company's Proxy Statement.

Item 11. Executive Compensation.

         Information regarding executive compensation is incorporated herein by reference from the Company's Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

         Information regarding certain relationships and related transactions is incorporated herein by reference from the Company's Proxy Statement.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   The following documents are filed as a part of this report:

      1.     Financial Statements.

             See Item 8 of Part II for a list of the Financial Statements filed as part of this report.

      2.     Financial Statement Schedules.

             See Item 8 of Part II for a list of the Financial Statement Schedules filed as part of this report.

      3.     Exhibits.  See subparagraph (c) below.

(b)   No reports on Form 8-K were filed during the fourth quarter of fiscal
      1995.

(c)   Exhibits.

EXHIBIT
NUMBER
3.1      Restated Certificate of Incorporation, filed with the state of Delaware September 14, 1989.  (Incorporated by reference to Exhibit 3.1 to the registrant's Annual Report on Form 10-K for the year ended April 30, 1990.)

3.2      By-Laws of Flow International Corporation.  (Incorporated by reference to Exhibit 3.2 to the registrant's Annual Report on Form 10-K for the year ended April 30, 1990.)

4.1      Certificate of Designation of Series B Junior Participating Preferred Stock.  (Incorporated by reference to Exhibit 4.5 to the registrant's Annual Report on Form 10-K for the year ended April 30, 1990.)

4.2      Rights Agreement dated as of June 7, 1990, between Flow International Corporation and First Interstate Bank, Ltd.
         (Incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K dated June 8, 1990.)

10.1     Flow International Corporation 1984 Restated Stock Option Plan, as amended.  (Incorporated by reference to Exhibit 10.1 to the registrant's Annual Report on Form 10-K for the year ended April 30, 1990.)

10.2     Flow International Corporation 1987 Stock Option Plan for Nonemployee Directors, as amended.  (Incorporated by reference to Exhibit 10.5 to the registrant's Annual Report on Form 10-K for the year ended April 30, 1994.)

10.3     Flow International Corporation 1991 Stock Option Plan, as amended.  (Incorporated by reference to Exhibit 10.6 to the registrant's Annual Report on Form 10-K for the year ended April 30, 1994.)

10.4     Flow International Corporation 1995 Long-Term Incentive Plan

10.5     Flow International Corporation Employee Stock Ownership Plan and Trust Agreement, as amended and restated effective
         January 1, 1994, and certain later dates, between Flow International Corporation and Seattle-First National Bank, as
         trustee.  (Incorporated by reference to Exhibit 10.7 to the registrant's Annual Report on Form 10-K for the year ended
         April 30, 1994).

10.6     Stock Purchase Agreement dated as of September 26, 1989, between Flow International Corporation Employee Stock Ownership
         Plan and Trust and Seattle-First National Bank.  (Incorporated by reference to Exhibit 10.7 to the registrant's Annual
         Report on Form 10-K for the year ended April 30, 1990.)

10.7     ESOT Loan and Guaranty Agreement dated September 26, 1989, among U.S. Bank of Washington, N.A., Flow International
         Corporation Employee Stock Ownership Plan and Trust and Flow International Corporation.  (Incorporated by reference to
         Exhibit 10.8 to the registrant's Annual Report on Form 10-K for the year ended April 30, 1990).

10.8     Replacement ESOT Note dated September 1992.  (Incorporated by reference to Exhibit 10.10 to the registrant's Annual
         Report on Form 10-K for the year ended April 30, 1993).

10.9     Pledge Agreement dated September 26, 1989, among U.S. Bank of Washington, N.A., Flow International Corporation. Employee
         Stock Ownership Plan and Trust and Flow

         International Corporation.  (Incorporated by reference to Exhibit 10.10 to the registrant's Annual Report on Form 10-K for the year ended April 30, 1990.)

10.10    Unconditional Guaranty dated September 26, 1989, by Flow International Corporation for the benefit of U.S. Bank of
         Washington, N.A. (Incorporated by reference to Exhibit 10.11 to the registrant's Annual Report on Form 10-K for the year ended April 30, 1990.)

10.11    Flow International Corporation Voluntary Pension and Salary Deferral Plan and Trust Agreement, as restated effective
         January 1, 1992. (Incorporated by reference to Exhibit 10.13 to the registrant's Annual Report on Form 10-K for the year ended April 30, 1993).

10.12    Amendment to Flow International Corporation Voluntary Pension and Salary Deferral Plan.  (Incorporated by reference to
         Exhibit 10.13 to the registrant's Annual Report on Form 10-K for the year ended April 30, 1994).

10.13    Lease dated September 24, 1991, between Flow International and Birtcher LP/LC Partnership, together with Addendum to Lease.
         (Incorporated by reference to Exhibit 10.25 to the registrant's Annual Report on Form 10-K for the year ended April 30,
         1992.)

10.14    Credit Agreement dated October 14, 1992 among U.S. Bank of Washington, N.A., Flow International Corporation and Spider
         Staging Corporation, together with First Amendment dated April 28, 1993.  (Incorporated by reference to Exhibit 10.22 to the registrant's Annual Report on Form 10-K for the year ended April 30, 1993).

10.15    Second Amendment to Credit Agreement dated September 30, 1993, between U.S. Bank of Washington, N.A. and Flow International
         Corporation.  (Incorporated by reference to Exhibit 10.23 to the registrant's Annual Report on Form 10-K for the year ended April 30, 1994.)

10.16    Dynovation Agreement.  (Incorporated by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K dated
         December 15, 1994.)

10.17    Third Amendment to Credit Agreement dated October 28, 1994, between U.S. Bank of Washington, N.A. and Flow International
         Corporation.

10.18    Fourth Amendment to Credit Agreement dated December 13, 1994, between U.S. Bank of Washington, N.A. and Flow International
         Corporation.

10.19    Commitment letter dated July 12, 1995, between U.S. Bank of Washington, N.A. and Flow International Corporation.

21.1     Subsidiaries of the Registrant

23.1     Consent of Independent Accountants

27.1     Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           FLOW INTERNATIONAL CORPORATION

July 27, 1995

                                           /s/ Ronald W. Tarrant
                                           ------------------------------
                                           RONALD W. TARRANT
                                           Chairman, President and
                                           Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the behalf of the registrant and in the capacities on this 27th day of July, 1995


             Signature                               Title
             ---------                               -----
/s/ Ronald W. Tarrant                          Chairman, President, Chief
- ---------------------------------------        Executive Officer
Ronald W. Tarrant                              (Principal Executive Officer)


/s/ Lee M. Andrews                             Executive Vice President and
- ---------------------------------------        Chief Financial Officer
Lee M. Andrews                                 (Principal Financial Officer &
                                               Principal Accounting Officer)


/s/ Louis J. Alpinieri                         Director
- ---------------------------------------
Louis J. Alpinieri


/s/ Lloyd J. Andrews                           Director
- ---------------------------------------
Lloyd J. Andrews

                 Signature                               Title
                 ---------                               -----
/s/ John S. Cargill                                Director
- -------------------------------------------
John S. Cargill



/s/ Daniel J. Evans                                Director
- -------------------------------------------
Daniel J. Evans


/s/ Rita A. O'Brien                                Director
- -------------------------------------------
Rita A. O'Brien


/s/ Arlen I. Prentice                              Director
- -------------------------------------------
Arlen I. Prentice


/s/ Kenneth M. Roberts                             Director
- -------------------------------------------
Kenneth M. Roberts


/s/ Dean D. Thornton                               Director
- -------------------------------------------
Dean D. Thornton

                                EXHIBIT INDEX




EXHIBIT NUMBER                  DESCRIPTION
- --------------                  -----------

10.4                            Flow International Corporation 1995 Long-Term
                                Incentive Plan

10.17 Third Amendment to Credit Agreement dated October 28, 1994, between U.S. Bank of Washington, N.A. and Flow International Corporation

10.18 Fourth Amendment to Credit Agreemet dated December 13, 1994, between U.S. Bank of Washington, N.A. and Flow International Corporation

10.19 Commitment letter dated July 12, 1995, between U.S. Bank of Washington, N.A. and Flow International Corporation

21.1                            Subsidiaries of the Registrant

23.1                            Consent of Independent Accountants

27.1                            Financial Data Schedule