Form 10-Q
period 1995-07-31
FLOW INTERNATIONAL CORP
filed 1995-09-12
CIK 713002

                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1995

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

                          23500 - 64th Avenue South
                            Kent, Washington 98032
                               (206) 850-3500



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    X     No	.

The number of shares outstanding of common stock, as of August 31, 1995:
14,680,147 shares.

                       FLOW INTERNATIONAL CORPORATION
                                     INDEX


                                                                    Page

Part I - FINANCIAL INFORMATION

   Item 1.  Condensed Consolidated Financial Statements

       Condensed Consolidated Balance Sheets -
        July 31, 1995 and April 30, 1995............................. 3

       Condensed Consolidated Statements of Income -
        Three Months Ended July 31, 1995 and 1994.................... 4

       Condensed Consolidated Statements of Cash Flows -
        Three Months Ended July 31, 1995 and 1994.................... 5

       Notes to Condensed Consolidated Financial Statements.......... 6

   Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations................. 7

Part II - OTHER INFORMATION

   Item 1.  Legal Proceedings........................................ 9

   Item 2.  Changes in Securities.................................... 9

   Item 3.  Defaults Upon Senior Securities.......................... 9

   Item 4.  Submission of Matters to a Vote
            of Security Holders...................................... 9

   Item 5.  Other Information........................................ 9

   Item 6.  Exhibits and Reports on Form 8-K......................... 9

Signatures.......................................................... 10

                          FLOW INTERNATIONAL CORPORATION
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share amounts)

                                                      July 31,      April 30,
                                                        1995           1995
                                                    (unaudited)
                                                    -----------   -----------

                               ASSETS

Current Assets:
  Cash                                              $   1,909	   $   1,074
  Trade Accounts Receivable, less allowances
    for doubtful accounts of $1,124 and $1,150,
    respectively                                       33,211         31,638
  Inventories                                          30,258         27,219
  Deferred Income Taxes                                 1,340          1,335
  Other Current Assets                                  4,969          4,719
                                                     ----------    ----------
Total Current Assets                                   71,687         65,985
Property and Equipment, net                            24,933         24,533
Intangible Assets, net of accumulated
amortization of $2,511 and $2,275, respectively        14,083         13,361
Other Assets                                            1,430          1,605
                                                     -----------   ----------
                                                     $112,133       $105,484
                                                     ===========   ==========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Notes Payable to Banks                               $  2,285      $   1,614
Current Portion of Long-Term Obligations                3,832            798
Accounts Payable                                       10,959         12,221
Accrued Payroll and Related Liabilities                 4,055          3,542
Other Accrued Taxes                                       477            638
Other Accrued Liabilities                               3,258          2,580
                                                      --------       --------
Total Current Liabilities                              24,866         21,393

Long-Term Obligations                                  34,103         33,359
Deferred Income Taxes                                     247            248
Minority Interest                                       1,154            681

Shareholders' Equity:
  Series A 8% Convertible Preferred Stock -
    $.01 par value, $500 liquidation preference,
    1,000,000 shares authorized, 0 issued
  Common Stock - $.01 par value, 20,000,000 shares
    authorized 14,655,860 and 14,379,457 shares
    issued and outstanding, respectively, at
    July 31, 1995
    14,603,233 and 14,326,830 shares
    issued and outstanding, respectively,
    at April 30, 1995                                     147            146
  Capital in Excess of Par                             37,671         37,602
  Retained Earnings                                    13,516         11,456
  Treasury Common Stock of 276,403 shares at cost        (556)          (556)
  Cumulative Translation Adjustment                     1,146          1,339
  Loan to Employee Stock Ownership Plan and Trust        (161)          (184)
                                                     ---------      ---------
Total Stockholders' Equity                             51,763         49,803
                                                     ---------      ---------
                                                     $112,133       $105,484
                                                     =========      =========

                         See Accompanying Notes to Condensed
                          Consolidated Financial Statements

                          FLOW INTERNATIONAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                    (unaudited)

                                                        Three Months Ended
                                                              July 31,
                                                        -------------------
                                                        1995          1994

Revenue:
  Sales                                              $24,900        $17,604
  Services                                             5,341          4,283
  Rentals                                              2,772          2,622
                                                     --------       --------
    Total Revenues                                    33,013         24,509

Cost of Sales:
  Sales                                               14,063          9,852
  Services                                             3,788          3,049
  Rentals                                              1,257          1,170
                                                      -------       --------
    Total Cost of Sales                               19,108         14,071
                                                      -------       --------
Gross Profit                                          13,905         10,438


Expenses:
  Marketing                                            5,254          3,815
  Research and Engineering                             1,824          1,379
  General and Administrative                           3,668          2,755
                                                      -------        -------
                                                      10,746          7,949
                                                      -------        -------

Operating Income                                       3,159          2,489

Interest and Other Expense, net                          501            428
                                                      -------        -------
Income Before Provision for Income Taxes               2,658          2,061
Provision for Income Taxes                               598            412
                                                      -------        -------
Net Income                                           $ 2,060        $ 1,649
                                                     =========      ========

Earnings Per Common and Equivalent Shares            $   .14        $   .12
                                                     =========      ========








                       See Accompanying Notes to Condensed
                        Consolidated Financial Statements

                         FLOW INTERNATIONAL CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                        Three Months Ended
                                                              July 31,
                                                         1995          1994

Cash Flows from Operating Activities:

  Net Income                                             $ 2,060      $  1,649
  Adjustments to Reconcile Net Income to Cash
    Provided (Used) by Operating Activities:
    Depreciation and Amortization                          1,721         1,308
    Other                                                     23            23
    Increase in assets                                    (3,213)         (640)
    Increase (decrease) in liabilities                    (1,562)          236
                                                         --------      --------
  Cash provided (used) by operating activities              (971)        2,576
                                                         --------      --------

Cash Flows from Investing Activities:

	Expenditures for property and equipment           (2,002)       (2,334)
	Payment for business combination,
        net of cash acquired                                (186)
	Other                                                129           147
                                                          --------     --------
	Cash used by investing activities                 (2,059)       (2,187)
                                                          --------     --------
Cash Flows from Financing Activities:

	Borrowings under line of credit agreements        27,815        18,783
	Repayments under line of credit agreements       (22,823)      (17,880)
	Payments of long-term debt                        (1,004)       (1,901)
	Proceeds from issuance of common stock                70           120
                                                         --------      --------
	Cash provided (used) by financing activities       4,058          (878)
                                                         --------      --------

Effect of exchange rate changes on cash                     (193)          (17)
                                                         --------      --------
Increase (decrease) in cash and cash equivalents             835          (506)
Cash and cash equivalents at beginning of period           1,074         1,351
                                                          --------     --------
Cash and cash equivalents at end of period               $ 1,909       $   845
                                                          ========     ========
Supplemental Disclosures of Cash Flow Information

	Fair value of assets acquired                    $ 2,860
	Cash paid for assets acquired                       (597)
                                                         --------
	Liabilities assumed                              $ 2,263
                                                         ========




                          See Accompanying Notes to Condensed
                           Consolidated Financial Statement

                           FLOW INTERNATIONAL CORPORATION
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      For the Three Months Ended July 31, 1995
                                    (unaudited)


1. In the opinion of the management of Flow International Corporation (the "Company"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, statements of income, and cash flows for the interim periods presented.
These interim financial statements should be read in conjunction with the April 30, 1995 consolidated financial statements.

2. Primary earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding plus the equivalent shares attributable to dilutive stock options during each period.

      The weighted average number of shares outstanding, including equivalent shares where required, for the three months ended July 31, 1995 and 1994 were 15,002,000 and 14,210,000, respectively. Fully diluted earnings per share do not differ materially from primary earnings per share.

3.    Inventories consist of the following:
      (in thousands)

                            July 31, 1995          April 30, 1995

Raw Materials and Parts         $17,203               $15,794
Work in Process                   5,362                 4,432
Finished Goods                    7,693                 6,993
                               --------              --------
                                $30,258               $27,219
                               ========              ========

4. In July 1995, the Company received an irrevocable long-term commitment from its principal bank for a new facility of $60 million to replace its Revolving Credit and Term Loan Agreement (the "Loan Agreement"), and equipment notes (collectively, "Domestic Financing"), and to provide a source of available cash. Accordingly, all Domestic
Financings have been reclassified as long-term. The Loan Agreement requires the Company to comply with certain financial covenants. As of July 31, 1995, the Company was in compliance with all such covenants.

5. During the quarter the Company invested in a joint venture with Okura & Co., Ltd., its exclusive Japanese distributor. The Company is the majority partner, and the business will be know as Flow Japan
Corporation.

                        FLOW INTERNATIONAL CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations for the Three Months Ended July 31, 1995 and 1994

Total revenues for the three months ended July 31, 1995 were $33,013,000, representing an increase of $8,504,000 (35%) over the comparable period in the prior year. The increase in sales revenues of $7,296,000 (41%) to $24,900,000 from the previous year was primarily attributable to the ultra-high pressure ("UHP") business. UHP sales were up approximately 57% compared to the prior year. This growth came from current year revenue contributions by the Company's two robotics acquisitions made during the third quarter of fiscal 1995, and from growth in the comparable UHP business units. Within the comparable UHP business units, the Company's European operations recorded revenue increases of 52% over the prior year, while domestic sales increased only 3%. A contributing factor to the lower domestic revenue growth is a softening of the domestic capital goods economy.

As a percent of revenue, gross profit for the three months ended July 31, 1995 decreased by approximately one-half percent to 42% compared to the prior year. Comparison of the total gross profit percentage is dependent on the various mix of revenue types, and the level of spare parts and services activity compared to system sales. However, the gross profit percentage for the types of revenue shown in the income statement for the three months ended July 31, 1995 are similar to those of the same period in the prior year. As a result of the acquisitions made during fiscal 1995, the Company expects a higher percentage of system sales as it moves towards being a total system supplier.

Operating expenses of $10,746,000 for the quarter ended July 31, 1995 were 33% of total revenues which is similar to that of the prior year. The dollar increase from the prior year arose primarily from the acquisitions made during the second half of fiscal 1995, a Japanese joint venture created during the quarter, and expenses associated with the integration of the new businesses into the organization.

Interest and other expense, net, of $501,000 represents an increase of $73,000 (17%) over the prior year. Included in current year interest and other expense, net, is approximately $260,000 of additional interest related to increased borrowings to finance the acquisitions in fiscal 1995 and a joint venture during the first quarter of fiscal 1996. Offsetting some of the interest expense are foreign exchange gains and other income recognition, within several divisions, including the impact of minority interests.
Income tax expense was lower than the statutory rate primarily due to lower foreign tax rates, benefits from the foreign sales corporation, and an ongoing review of the Company's FAS 109 valuation allowance.

As a result of the above, the Company recorded net income of $2,060,000, or 14 cents per share for the three months ended July 31, 1995, compared to $1,649,000, or 12 cents per share for the same period in 1994.

                         FLOW INTERNATIONAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources

In July 1995, the Company received an irrevocable long-term commitment from its principal bank, US Bank of Washington N.A., to refinance its domestic borrowings and to provide a source of available cash. The new financing arrangement comprises a $60 million five-year reducing line of credit. July 31, 1995 debt which will be replaced by the new financing arrangement, has been classified accordingly. The Company is also in negotiation to complete a $15 million private placement of debt financing. The Company believes that the new financings, together with other available credit facilities and working capital generated by operations, will provide sufficient resources to meet its operating and capital requirements. The Company's Revolving Credit and Term Loan Agreement requires the Company to comply with certain financial covenants. As of July 31, 1995, the Company was in compliance with all such covenants.

Gross trade receivables at July 31, 1995 increased by $1.6 million, or 5%, from April 30, 1995, primarily reflecting higher quarterly sales and inclusion of the Company's Japanese joint venture. Increased days sales in gross accounts receivable can be attributed to higher foreign sales where account payment terms are typically longer than in the United States, and special payment terms negotiated on large system orders. The Company's management does not believe these timing issues will result in a material adverse impact on the Company's short-term liquidity requirements.

Inventories at July 31, 1995 increased $3 million, or 11%, from April 30, 1995, primarily related to the higher levels of business and the inclusion of the newly formed joint venture. Certain products manufactured by ASI and Dynovation can require an extended manufacturing period, and therefore involve higher levels of work in process.

                         FLOW INTERNATIONAL CORPORATION



PART II - OTHER INFORMATION


Item 1.Legal Proceedings

       The Company is party to various legal actions incident to the normal operations of its business, none of which is believed to be material to the financial condition of the Company.

Item 2.Changes in Securities

       None

Item 3.Defaults Upon Senior Securities

       None

Item 4.Submission of Matters to a Vote of Security Holders

       None

Item 5.Other Information

       None

Item 6.Exhibits and Reports on Form 8-K

       (a)   Exhibits - None

       (b)   Reports on Form 8-K - None

                           FLOW INTERNATIONAL CORPORATION
                                      SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FLOW INTERNATIONAL CORPORATION

Date:  September 5, 1995    /s/    Ronald W. Tarrant
                           ----------------------------------------
                                       Ronald W. Tarrant
                                       Chairman, President and
                                       Chief Executive Officer
                                       (Principal Executive Officer)



Date:  September 5, 1995    /s/    Lee M. Andrews
                           -----------------------------------------
                                       Lee M. Andrews
                                       Vice President, Chief Financial
                                       Officer (Principal Financial Officer
                                       and Principal Accounting Officer)
