Form 10-Q
period 1995-10-31
FLOW INTERNATIONAL CORP
filed 1995-12-11
CIK 713002

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1995


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
                                       ---------   ----

The number of shares outstanding of common stock, as of November 28, 1995:
14,417,844 shares.

                         FLOW INTERNATIONAL CORPORATION
                                      INDEX


                                                                     Page
                                                                     ----
Part I - FINANCIAL INFORMATION

   Item 1.  Condensed Consolidated Financial Statements

      Condensed Consolidated Balance Sheets -
       October 31, 1995 and April 30, 1995.. . . . . . . . . . . . . .  3

      Condensed Consolidated Statements of Income -
       Three Months Ended October 31, 1995 and 1994. . . . . . . . . .  4

      Condensed Consolidated Statements of Income -
       Six Months Ended October 31, 1995 and 1994. . . . . . . . . . .  5

      Condensed Consolidated Statements of Cash Flows -
       Six Months Ended October 31, 1995 and 1994. . . . . . . . . . .  6

      Notes to Condensed Consolidated Financial Statements . . . . . .  7

   Item 2.  Management's Discussion and Analysis of
      Financial Condition and Results of Operations. . . . . . . . . .  8

Part II - OTHER INFORMATION

   Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . .  10

   Item 2.  Changes in Securities. . . . . . . . . . . . . . . . . . .  10

   Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . . .  10

   Item 4.  Submission of Matters to a Vote
            of Security Holders. . . . . . . . . . . . . . . . . . . .  10

   Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . .  10

   Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . .  10

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

                         FLOW INTERNATIONAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)


                                                                  October 31,  April 30,
                                                                     1995         1995
                                                                    ------       ------
                                                                  (unaudited)
           ASSETS
           ------
Current Assets:
  Cash                                                            $  1,836     $  1,074
  Trade Accounts Receivable, less allowances
    for doubtful accounts of $1,166 and $1,150, respectively        31,309       31,638
  Inventories                                                       32,067       27,219
  Deferred Income Taxes                                              2,334        1,335
  Other Current Assets                                               5,707        4,719
                                                                  --------     --------
Total Current Assets                                                73,253       65,985
Property and Equipment, net                                         25,751       24,533
Intangible Assets, net of accumulated
  amortization of $2,746 and $2,275, respectively                   13,848       13,361
Other Assets                                                         3,176        1,605
                                                                  --------     --------
                                                                  $116,028     $105,484
                                                                  --------     --------
                                                                  --------     --------

  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------
Current Liabilities:
  Notes Payable to Banks                                          $  3,251     $  1,614
  Current Portion of Long-Term Obligations                           3,528          798
  Accounts Payable                                                   9,945       12,221
  Accrued Payroll and Related Liabilities                            3,696        3,542
  Other Accrued Taxes                                                  422          638
  Other Accrued Liabilities                                          3,674        2,580
                                                                  --------     --------
Total Current Liabilities                                           24,516       21,393
Long-Term Obligations                                               37,215       33,359
Deferred Income Taxes                                                    -          248
Minority Interest                                                      978          681

Shareholders' Equity:
  Series A 8% Convertible Preferred Stock -
    $.01 par value, $500 liquidation preference, 1,000,000 shares authorized, 0 issued
  Common Stock - $.01 par value, 20,000,000 shares authorized
    14,688,507 and 14,412,104 shares issued and outstanding,
    respectively, at October 31, 1995
    14,603,233 and 14,326,830 shares issued and outstanding,
    respectively, at April 30, 1995                                    147          146
  Capital in Excess of Par                                          37,622       37,602
  Retained Earnings                                                 15,322       11,456
  Treasury Common Stock of 276,403 shares at cost                     (556)        (556)
  Cumulative Translation Adjustment                                    918        1,339
  Loan to Employee Stock Ownership Plan and Trust                     (134)        (184)
                                                                  --------     --------
Total Stockholders' Equity                                          53,319       49,803
                                                                  --------     --------
                                                                  $116,028     $105,484
                                                                  --------     --------
                                                                  --------     --------


                       See Accompanying Notes to Condensed
                        Consolidated Financial Statements

                         FLOW INTERNATIONAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (unaudited; in thousands, except per share data)

                                                          Three Months Ended
                                                              October 31,
                                                          ------------------
                                                            1995      1994
Revenue:
  Sales                                                   $27,238     $19,132
  Services                                                  5,127       4,342
  Rentals                                                   3,257       3,284
                                                          -------     -------
    Total Revenues                                         35,622      26,758

Cost of Sales:
  Sales                                                    16,328      10,717
  Services                                                  3,750       3,098
  Rentals                                                   1,353       1,343
                                                          -------     -------
    Total Cost of Sales                                    21,431      15,158
                                                          -------     -------

Gross Profit                                               14,191      11,600

Expenses:
  Marketing                                                 5,359       4,088
  Research and Engineering                                  2,031       1,470
  General and Administrative                                3,713       2,871
                                                          -------     -------
                                                           11,103       8,429
                                                          -------     -------

Operating Income                                            3,088       3,171

Interest and Other Expense, net                               758         468
                                                          -------     -------

Income Before Provision for Income Taxes                    2,330       2,703

Provision for Income Taxes                                    524         541
                                                          -------     -------

Net Income                                                $ 1,806     $ 2,162
                                                          -------     -------
                                                          -------     -------

Earnings Per Common and Equivalent Shares                 $   .12     $   .15
                                                          -------     -------
                                                          -------     -------

Average Common and Equivalent Shares Outstanding           15,233      14,299


                      See Accompanying Notes to Condensed
                        Consolidated Financial Statements

                         FLOW INTERNATIONAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (unaudited; in thousands, except per share data)

                                                     Six Months Ended
                                                        October 31,
                                                     ------------------
                                                       1995       1994
Revenue:
  Sales                                              $52,138     $36,736
  Services                                            10,468       8,625
  Rentals                                              6,029       5,906
                                                     -------     -------
    Total Revenues                                    68,635      51,267

Cost of Sales:
  Sales                                               30,391      20,569
  Services                                             7,538       6,147
  Rentals                                              2,610       2,513
                                                     -------     -------
    Total Cost of Sales                               40,539      29,229
                                                     -------     -------

Gross Profit                                          28,096      22,038

Expenses:
  Marketing                                           10,613       7,903
  Research and Engineering                             3,855       2,849
  General and Administrative                           7,381       5,626
                                                     -------     -------
                                                      21,849      16,378
                                                     -------     -------

Operating Income                                       6,247       5,660

Interest and Other Expense, net                        1,259         896
                                                     -------     -------

Income Before Provision for Income Taxes               4,988       4,764

Provision for Income Taxes                             1,122         953
                                                     -------     -------

Net Income                                           $ 3,866     $ 3,811
                                                     -------     -------
                                                     -------     -------

Earnings Per Common and Equivalent Shares            $   .26     $   .27
                                                     -------     -------
                                                     -------     -------

Average Common and Equivalent Shares Outstanding      15,117      14,254

                       See Accompanying Notes to Condensed
                        Consolidated Financial Statements

                         FLOW INTERNATIONAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited; in thousands)

                                                            Six Months Ended
                                                               October 31,
                                                            -----------------
                                                              1995      1994
Cash Flows from Operating Activities:

  Net Income                                                $ 3,866    $ 3,811
  Adjustments to Reconcile Net Income to Cash
    Provided (Used) by Operating Activities:
    Depreciation and Amortization                             3,508      2,503
    Other                                                        50        (50)
    Increase in assets                                       (6,598)    (3,139)
    Increase (decrease) in liabilities                       (2,997)       641
                                                            -------    -------
  Cash provided (used) by operating activities               (2,171)     3,766
                                                            -------    -------

Cash Flows from Investing Activities:

  Expenditures for property and equipment                    (5,055)    (3,302)
  Payment for business combination, net of cash acquired       (186)
  Other                                                         812       (168)
                                                            -------    -------
  Cash used by investing activities                          (4,429)    (3,470)
                                                            -------    -------

Cash Flows from Financing Activities:

  Borrowings under line of credit agreements                 57,784     40,455
  Repayments under line of credit agreements                (57,716)   (39,088)
  Proceeds from private debt placement                       15,000
  Payments of long-term debt                                 (7,306)    (3,066)
  Proceeds from issuance of common stock                         21        141
                                                            -------    -------
  Cash provided (used) by financing activities                7,783     (1,558)
                                                            -------    -------

Effect of exchange rate changes on cash                        (421)       100
                                                            -------    -------
Increase (decrease) in cash and cash equivalents                762     (1,162)
Cash and cash equivalents at beginning of period              1,074      1,351
                                                            -------    -------
Cash and cash equivalents at end of period                  $ 1,836    $   189
                                                            -------    -------
                                                            -------    -------


Supplemental Disclosures of Cash Flow Information
-------------------------------------------------

  Fair value of assets acquired                             $ 2,860
  Cash paid for assets acquired                                (597)
                                                            -------
  Liabilities assumed                                       $ 2,263
                                                            -------
                                                            -------


                       See Accompanying Notes to Condensed
                        Consolidated Financial Statements

                         FLOW INTERNATIONAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    For the Six Months Ended October 31, 1995
                                   (unaudited)


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

     The weighted average number of shares outstanding, including equivalent shares where required, for the three months ended October 31, 1995 and 1994 were 15,233,000 and 14,299,000, respectively, and for the six months ended October 31, 1995 and 1994 were 15,117,000 and 14,254,000, respectively.
     Fully diluted earnings per share do not differ materially from primary earnings per share.

3.   Inventories consist of the following:
     (in thousands)

                                   October 31, 1995  April 30, 1995
                                   ----------------  --------------
     Raw Materials and Parts             $18,204        $15,794
     Work in Process                       6,164          4,432
     Finished Goods                        7,699          6,993
                                         -------        -------
                                         $32,067        $27,219
                                         -------        -------
                                         -------        -------

4. In September 1995, the Company signed a five-year secured revolving credit agreement with its principal bank to refinance its domestic borrowings and to provide a source of available cash. The new financing arrangement
     comprises a $60 million reducing line of credit.   In September 1995, the
     Company also completed a ten-year $15 million private placement of debt financing. The revolving credit agreement and private debt financing require the Company to comply with certain financial covenants. As of October 31, 1995, the Company was in compliance with all such covenants.

5. In May 1995, the Company invested in a joint venture with Okura & Co., Ltd., its exclusive Japanese distributor. The Company is the majority partner of the joint venture, Flow Japan Corporation.

                         FLOW INTERNATIONAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Total revenues for the three months ended October 31, 1995 were $35,622,000, an increase of 33%, or $8,864,000, compared to the like period in the prior year. Year-to-date, total revenues were $68,635,000, an increase of 34%, or $17,368,000 compared to the first half of fiscal 1995. The increase for the quarter and year-to-date compared to the like period in the prior year was attributable to revenue growth in the Company's ultra-high pressure ("UHP") business and access systems business. UHP revenues increased approximately 45% for the quarter and 49% year-to-date compared to the prior year, while access systems revenues increased approximately 18% for the quarter and 12% year-to-date compared to the prior year. The Company's robotics and automation units, acquired during the third quarter of fiscal 1995, significantly contributed to the UHP revenue growth. The Company's UHP European operations recorded a 23% increase in revenues compared to the same quarter of fiscal 1995.

     Gross profit as a percentage of revenues decreased from 43% in the second quarter of fiscal 1995 to 40% in the second quarter of fiscal 1996. Year-to-date, gross profit as a percentage of revenues decreased from 43% in fiscal 1995 to 41% in fiscal 1996. Comparison of the total gross profit percentage is dependent on the mix of revenue types, which includes sales, services, and rentals; and the mix of spare parts and systems in sales revenues. The decrease in gross profit as a percentage of revenues for the quarter and year-to-date was primarily due to the change in UHP (sales) business mix resulting from the Company's acquisitions of robotics and automation technology. Robotics systems typically carry lower gross profits as a percentage of revenues than the Company's pump, spare parts, and access systems businesses.

     Operating expenses of $11,103,000 increased $2,674,000 for the quarter ended October 31, 1995, compared to the same quarter of the prior year. Operating expenses for the second quarter of fiscal 1996 were 31% of revenues, approximately the same percentage of revenues as the second quarter of fiscal 1995. Year-to-date, operating expenses totalled $21,849,000 for fiscal 1996, compared to $16,378,000 for fiscal 1995. Operating expenses were approximately 32% of revenues year-to-date for fiscal 1996 and fiscal 1995. The dollar increase from the prior year for the quarter and year-to-date arose primarily from the acquisitions made during the second half of fiscal 1995 and a Japanese joint venture created during the first quarter of fiscal 1996.

     Second quarter fiscal 1996 interest and other expense, net, of $758,000 represented an increase of $290,000 compared to the prior year. Year-to-date, interest and other expense, net, totalled $1,259,000 for fiscal 1996, an increase of $363,000 compared to the same period in fiscal 1995. Included in current quarter and year-to-date interest and other expense, net, is approximately $260,000 and $520,000, respectively, of additional interest related to increased borrowings to finance the fiscal 1995 acquisitions and a joint venture during the first quarter of fiscal 1996.

                         FLOW INTERNATIONAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


     Income tax expense was lower than the statutory rate primarily due to lower foreign tax rates, benefits from the foreign sales corporation, and a change in the Company's FAS 109 valuation allowance.

     The number of average shares outstanding for the second quarter increased from 14,299,000 for fiscal 1995 to 15,233,000 for fiscal 1996. Year-to-date, the average number of shares outstanding increased from 14,254,000 for fiscal 1995 to 15,117,000 for fiscal 1996.

     As a result of the above, the Company recorded net income of $1,806,000, or 12 cents per share for the three months ended October 31, 1995, compared to $2,162,000, or 15 cents per share for the same period in the prior year. Year-to-date, net income for fiscal 1996 totalled $3,866,000, or 26 cents per share, compared to $3,811,000, or 27 cents per share, for fiscal 1995.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash used by operating activities was $2.2 million for the six months ended October 31, 1995, primarily due to an increase in inventory and a decrease in accounts payable. Net cash provided by operating activities was $3.8 million during the same period a year ago.

     In September 1995, the Company signed a five-year secured credit agreement with its principal bank, US Bank of Washington N.A., to refinance its domestic borrowings and to provide a source of available cash. The new financing arrangement comprises a $60 million reducing line of credit. In September
1995, the Company also completed a ten-year $15 million private placement of debt financing. The Company believes that the new financings, together with other available credit facilities and working capital generated by operations, will provide sufficient resources to meet its operating and capital requirements in the foreseeable future. The revolving credit agreement and private debt financing require the Company to comply with certain financial covenants. As of October 31, 1995, the Company was in compliance with all such covenants.

     Gross trade receivables at October 31, 1995 decreased by $313,000, or 1%, from April 30, 1995. Days sales outstanding in gross accounts receivable can be attributed to higher foreign sales where account payment terms are typically longer than in the United States, and special payment terms negotiated on large system orders. The Company's management does not believe these timing issues will result in a material adverse impact on the Company's short-term liquidity requirements.

     Inventories at October 31, 1995 increased $4.8 million, or 18%, from April 30, 1995, primarily related to the higher levels of business and the inclusion of the newly formed joint venture. Certain products manufactured by the Company's robotic and automation divisions require an extended manufacturing period, and therefore involve higher levels of work in process.

                         FLOW INTERNATIONAL CORPORATION


PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

               The Company is party to various legal actions incident to the normal operations of its business, none of which is believed to be material to the financial condition of the Company.

Item 2.   CHANGES IN SECURITIES

               None

Item 3.   DEFAULTS UPON SENIOR SECURITIES

               None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company held its 1995 Annual Meeting of Stockholders on August 30, 1995. At the meeting four directors were elected. Ron D. Barbaro, Arlen I. Prentice and J. Michael Ribaudo were elected to three year terms ending with the 1998 Annual Meeting of Stockholders receiving, respectively, 12,511,055, 12,503,458 and 12,451,966 votes in favor, and 141,633, 149,180 and 200,672 votes withheld. John S. Cargill was elected to a one year term ending with the 1996 Annual Meeting of Stockholders receiving, respectively, 12,492,986 votes in favor, and 159,652 votes withheld. In addition, the Company's 1995 Long-Term Incentive Compensation Plan (the "Plan") was approved. The Plan received 7,102,783 shares for approval, 2,265,397 shares against approval and 125,665 shares abstained. There were no broker non-votes for any of the above matters submitted for vote.

Item 5.   OTHER INFORMATION

               None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits -

                    10.1 - Credit Agreement among Flow International Corporation, as borrower, the Lenders listed herein, as lenders, and US Bank of Washington, N.A. as agent for lenders dated September 25, 1995.

                    10.2 - Note purchase agreement dated September 25, 1995

               (b)  Reports on Form 8-K -

               The Company filed a Current Report on Form 8-K on September 25, 1995 reporting the Company had completed a $75 million long-term financing package, which included a $60 million, five-year revolving credit facility provided by its principal bank and a $15 million, ten-year private note placement.

               The Company filed a Current Report on Form 8-K on September 25, 1995 reporting the resignation of Lee M. Andrews, Vice President and Chief Financial Officer.

                         FLOW INTERNATIONAL CORPORATION
                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FLOW INTERNATIONAL CORPORATION



Date:     December 6, 1995              /s/ Ronald W. Tarrant
                                        ---------------------
                                        Ronald W. Tarrant
                                        Chairman, President and
                                        Chief Executive Officer
                                        (Principal Executive Officer)



Date:     December 6, 1995              /s/ Elaine P. Scherba
                                        ---------------------
                                        Elaine P. Scherba
                                        Vice President, Chief Financial
                                        Officer (Principal Financial Officer
                                        and Principal Accounting Officer)