Form 10-Q
period 1996-01-31
FLOW INTERNATIONAL CORP
filed 1996-03-08
CIK 713002

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1996

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
                                       --------    ----

The number of shares outstanding of common stock, as of March 5, 1996:
14,477,119 shares.

                         FLOW INTERNATIONAL CORPORATION
                                      INDEX


                                                            PAGE

Part I - FINANCIAL INFORMATION

  Item 1.  Condensed Consolidated Financial Statements

    Condensed Consolidated Balance Sheets -
      January 31, 1996 and April 30, 1995. . . . . . . . . .    3

    Condensed Consolidated Statements of Income -
      Three Months Ended January 31, 1996 and 1995 . . . . .    4

    Condensed Consolidated Statements of Income -
      Nine Months Ended January 31, 1996 and 1995. . . . . .    5

    Condensed Consolidated Statements of Cash Flows -
      Nine Months Ended January 31, 1996 and 1995. . . . . .    6

    Notes to Condensed Consolidated Financial Statements . .    7

  Item 2.  Management's Discussion and Analysis of
        Financial Condition and Results of Operations. . . .    8

Part II - OTHER INFORMATION

  Item 1.  Legal Proceedings . . . . . . . . . . . . . . . .   10

  Item 2.  Changes in Securities . . . . . . . . . . . . . .   10

  Item 3.  Defaults Upon Senior Securities . . . . . . . . .   10

  Item 4.  Submission of Matters to a Vote
           of Security Holders . . . . . . . . . . . . . . .   10

  Item 5.  Other Information . . . . . . . . . . . . . . . .   10

  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . .   10

Signatures . . . . . . . . . . . . . . . . . . . . . . . . .   11

                         FLOW INTERNATIONAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                             January 31,       April 30,
                                                                                1996             1995
                                                                                ----             ----
                                                                            (unaudited)
             ASSETS
             ------
Current Assets:
   Cash                                                                       $   2,157       $   1,074
   Trade Accounts Receivable, less allowances
      for doubtful accounts of $1,194 and $1,150, respectively                   33,081          31,638
   Inventories                                                                   35,198          27,219
   Deferred Income Taxes                                                          2,847           1,335
   Other Current Assets                                                           5,529           4,719
                                                                              ---------       ---------
Total Current Assets                                                             78,812          65,985
Property and Equipment, net                                                      25,552          24,533
Intangible Assets, net of accumulated
   amortization of $3,029 and $2,275, respectively                               14,166          13,361
Other Assets                                                                      4,384           1,605
                                                                              ---------       ---------
                                                                               $122,914        $105,484
                                                                              ---------       ---------
                                                                              ---------       ---------

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
Current Liabilities:
   Notes Payable to Banks                                                       $ 2,852         $ 1,614
   Current Portion of Long-Term Obligations                                       2,844             798
   Accounts Payable                                                              10,569          12,221
   Accrued Payroll and Related Liabilities                                        3,971           3,542
   Other Accrued Taxes                                                              441             638
   Other Accrued Liabilities                                                      5,885           2,580
                                                                                -------         -------
Total Current Liabilities                                                        26,562          21,393
Long-Term Obligations                                                            40,862          33,359
Deferred Income Taxes                                                                 -             248
Minority Interest                                                                   755             681

Stockholders' Equity:
   Series A 8% Convertible Preferred Stock -
      $.01 par value, $500 liquidation preference, 1,000,000 shares authorized, 0 issued
   Common Stock - $.01 par value, 20,000,000 shares authorized
      14,739,272 and 14,462,869 shares issued and outstanding,
      respectively, at January 31, 1996
      14,603,233 and 14,326,830 shares issued and outstanding,
      respectively, at April 30, 1995                                               147             146
   Capital in Excess of Par                                                      37,741          37,602
   Retained Earnings                                                             16,473          11,456
   Treasury Common Stock of 276,403 shares at cost                                 (556)           (556)
   Cumulative Translation Adjustment                                              1,041           1,339
   Loan to Employee Stock Ownership Plan and Trust                                 (111)           (184)
                                                                                -------         -------
Total Stockholders' Equity                                                       54,735          49,803
                                                                                -------         -------
                                                                               $122,914        $105,484
                                                                               --------        --------
                                                                               --------        --------


                       See Accompanying Notes to Condensed
                        Consolidated Financial Statements

                         FLOW INTERNATIONAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (unaudited; in thousands, except per share data)


                                                       Three Months Ended
                                                          January 31,
                                                     ---------------------
                                                       1996        1995
Revenue:
  Sales                                              $29,941     $ 21,986
  Services                                             3,389        2,980
  Rentals                                              2,311        2,221
                                                     -------     --------
    Total Revenues                                    35,641       27,187

Cost of Sales:
  Sales                                               18,173       12,930
  Services                                             2,531        2,330
  Rentals                                              1,111          973
                                                     -------     --------
    Total Cost of Sales                               21,815       16,233
                                                     -------     --------


Gross Profit                                          13,826       10,954

Expenses:
  Marketing                                            5,702        4,089
  Research and Engineering                             2,178        1,782
  General and Administrative                           3,775        2,452
                                                     -------     --------
                                                      11,655        8,323
                                                     -------     --------

Operating Income                                       2,171        2,631

Interest and Other Expense, net                          826          860
                                                     -------     --------

Income Before Provision for Income Taxes               1,345        1,771

Provision for Income Taxes                               194          155
                                                     -------     --------

Net Income                                           $ 1,151      $ 1,616
                                                     -------     --------
                                                     -------     --------


Earnings Per Common and Equivalent Shares            $   .08     $    .11
                                                     -------     --------
                                                     -------     --------

Average Common and Equivalent Shares Outstanding      15,074       14,474

                      See Accompanying Notes to Condensed
                        Consolidated Financial Statements

                         FLOW INTERNATIONAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (unaudited; in thousands, except per share data)


                                                              Nine Months Ended
                                                                 January 31,
                                                             ------------------
                                                              1996        1995
Revenue:
  Sales                                                     $82,079     $ 58,722
  Services                                                   13,857       11,605
  Rentals                                                     8,340        8,127
                                                            -------     --------
    Total Revenues                                          104,276       78,454

Cost of Sales:
  Sales                                                      48,564       33,499
  Services                                                   10,069        8,477
  Rentals                                                     3,721        3,486
                                                            -------     --------
    Total Cost of Sales                                      62,354       45,462
                                                            -------     --------

Gross Profit                                                 41,922       32,992

Expenses:
  Marketing                                                  16,315       11,992
  Research and Engineering                                    6,033        4,631
  General and Administrative                                 11,156        8,078
                                                            -------     --------
                                                             33,504       24,701
                                                            -------     --------

Operating Income                                              8,418        8,291

Interest and Other Expense, net                               2,085        1,756
                                                            -------     --------

Income Before Provision for Income Taxes                      6,333        6,535
                                                            -------     --------

Provision for Income Taxes                                    1,316        1,108
                                                            -------     --------

Net Income                                                  $ 5,017      $ 5,427
                                                            -------     --------
                                                            -------     --------


Earnings Per Common and Equivalent Shares                   $   .33     $    .38
                                                            -------     --------
                                                            -------     --------

Average Common and Equivalent Shares Outstanding             15,095       14,327


                      See Accompanying Notes to Condensed
                        Consolidated Financial Statements

                         FLOW INTERNATIONAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited; in thousands)

                                                                      Nine Months Ended
                                                                          January 31,
                                                                   --------------------------
                                                                      1996          1995

Cash Flows from Operating Activities:

  Net Income                                                       $  5,017      $   5,427
  Adjustments to Reconcile Net Income to Cash
    Provided (Used) by Operating Activities:
    Depreciation and amortization                                     5,119          3,563
    Other                                                                73             69
    Increase in assets                                              (13,645)        (1,462)
    Decrease in liabilities                                             (91)          (892)
                                                                    -------         ------
  Cash (used) provided by operating activities                       (3,527)         6,705
                                                                    -------         ------

Cash Flows from Investing Activities:

  Expenditures for property and equipment                            (6,419)        (4,459)
  Payment for business combinations, net of cash acquired              (186)       (11,470)
  Other                                                               1,047           (174)
                                                                    -------        -------
  Cash used by investing activities                                  (5,558)       (16,103)
                                                                    -------        -------
Cash Flows from Financing Activities:

  Borrowings under line of credit agreements                         99,811         62,463
  Repayments under line of credit agreements                        (96,176)       (62,643)
  Proceeds from private debt placement                               15,000
  Financing for business combinations                                               12,364
  Payments of long-term debt                                         (8,309)        (3,675)
  Proceeds from issuance of common stock                                140            143
                                                                   --------      ---------
  Cash provided by financing activities                              10,466          8,652
                                                                   --------      ---------

Effect of exchange rate changes on cash                                (298)            22
                                                                   --------       --------
Increase (decrease) in cash and cash equivalents                      1,083           (724)
Cash and cash equivalents at beginning of period                      1,074          1,351
                                                                   --------       --------
Cash and cash equivalents at end of period                          $ 2,157       $    627
                                                                   --------       --------
                                                                   --------       --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Fair value of assets acquired                                     $ 2,860        $19,839
  Cash paid and stock issued for assets acquired                       (597)       (14,585)
                                                                   --------        -------
  Liabilities assumed                                               $ 2,263        $ 5,254
                                                                   --------        -------
                                                                   --------        -------





                      See Accompanying Notes to Condensed
                        Consolidated Financial Statements

                         FLOW INTERNATIONAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   For the Nine Months Ended January 31, 1996
                                   (unaudited)



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

     The weighted average number of shares outstanding, including equivalent shares where required, for the three months ended January 31, 1996 and 1995 were 15,074,000 and 14,474,000, respectively, and for the nine months ended January 31, 1996 and 1995 were 15,095,000 and 14,327,000, respectively.
     Fully diluted earnings per share do not differ materially from primary earnings per share.

3.   Inventories consist of the following:
     (in thousands)

                                   JANUARY 31, 1996    APRIL 30, 1995
                                   ----------------    --------------

     Raw Materials and Parts            $20,267             $15,794
     Work in Process                      7,556               4,432
     Finished Goods                       7,375               6,993
                                        -------             -------
                                        $35,198             $27,219
                                        -------             -------
                                        -------             -------

4. In September 1995, the Company signed a five-year secured revolving credit agreement with its principal bank to refinance its domestic borrowings and to provide a source of available cash. The new financing arrangement
     comprises a $60 million reducing line of credit.   In September 1995, the
     Company also completed a ten-year $15 million private placement of debt financing. The revolving credit agreement and private debt financing require the Company to comply with certain financial covenants. As of January 31, 1996, the Company was in compliance with all such covenants.

5. In May 1995, the Company invested in a joint venture with Okura & Co., Ltd., its exclusive Japanese distributor. The Company is the majority partner of the joint venture, Flow Japan Corporation.

6. In January 1996, the Company elected to enter into an arrangement providing for the prepayment and discharge of certain royalty and other obligations relating to the acquisition of its Power Climber subsidiaries.

                         FLOW INTERNATIONAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Total revenues for the three months ended January 31, 1996 were $35,641,000, an increase of 31%, or $8,454,000, compared to the like period in the prior year. Year-to-date, total revenues were $104,276,000, an increase of 33%, or $25,822,000, compared to the first nine months of fiscal 1995. The increase for the quarter and year-to-date compared to the like period in the prior year was attributable to revenue growth in the Company's ultrahigh-pressure (UHP) business and access systems business. UHP revenues increased approximately 32% for the quarter and 41% year-to-date compared to the prior year, while access systems revenues increased approximately 27% for the quarter and 16% year-to-date compared to the prior year. The Company's UHP European operations recorded an 85% increase in revenues over the same quarter of fiscal 1995.

     Gross profit as a percentage of revenues (gross margin rate) decreased from 40% in the third quarter of fiscal 1995 to 39% in the third quarter of fiscal 1996. Year-to-date, gross profit as a percentage of revenues decreased from 42% in fiscal 1995 to 40% in fiscal 1996. Comparison of gross margin rates is dependent on the mix of revenue types, which includes sales, services, and rentals; and the mix of spare parts and systems in sales revenues. The decrease in gross margin rate for the quarter was primarily due to the lower gross margin rate on the complex systems involving the robotics technology acquired in the third quarter of fiscal 1995 and the under-capacity utilization of the robotics unit. Robotics systems typically carry lower gross margin rates than the Company's pump, spare parts, and access systems businesses.

     Operating expenses of $11,655,000 increased $3,332,000 for the quarter ended January 31, 1996, compared to the same quarter of the prior year. Operating expenses for the third quarter of fiscal 1996 were 33% of revenues, compared to 31% in the third quarter of fiscal 1995. Operating expenses during the third quarter included costs associated with reshaping the Company's robotics unit and other organizational expense reductions. Year-to-date, operating expenses totalled $33,504,000 for fiscal 1996, compared to $24,701,000 for fiscal 1995. Operating expenses were approximately 32% of revenues year-to-date for fiscal 1996 and fiscal 1995. The acquisitions made during the second half of fiscal 1995 and a Japanese joint venture created during the first quarter of fiscal 1996 contributed significantly to the increase in operating expenses for the quarter and year-to-date compared to the like periods of the prior year.

     Third quarter fiscal 1996 interest and other expense, net, of $826,000 represented a decrease of $34,000 compared to the prior year. Year-to-date, interest and other expense, net, totalled $2,085,000 for fiscal 1996, an increase of $329,000 compared to the same period in fiscal 1995. Included in current quarter and year-to-date interest and other expense, net, is approximately $130,000 and $650,000, respectively, of additional interest related to increased borrowings to finance the fiscal 1995 acquisitions and a joint venture during the first quarter of fiscal 1996.

                         FLOW INTERNATIONAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     Income tax expense was lower than the statutory rate primarily due to lower foreign tax rates, benefits from the foreign sales corporation, and a change in the Company's FAS 109 valuation allowance.

     The number of average shares outstanding in the fiscal 1996 third quarter was 15,074,000 compared to 14,474,000 in the like quarter a year ago. Year-to-date, the average number of shares outstanding increased from 14,327,000 for fiscal 1995 to 15,095,000 for fiscal 1996.

     As a result of the above, the Company recorded net income of $1,151,000, or 8 cents per share for the three months ended January 31, 1996, compared to $1,616,000, or 11 cents per share for the same period in the prior year. Year-to-date, net income for fiscal 1996 totalled $5,017,000, or 33 cents per share, compared to $5,427,000, or 38 cents per share, for fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used by operating activities was $3.5 million for the nine months ended January 31, 1996, primarily due to an increase in inventory, a negotiated prepayment of a royalty agreement, an increase in accounts receivable, deferred taxes, and other assets. Net cash provided by operating activities was $6.7 million during the same period a year ago.

     In September 1995, the Company signed a five-year secured credit agreement with its principal bank, US Bank of Washington N.A., to refinance its domestic borrowings and to provide a source of available cash. The new financing arrangement comprises a $60 million reducing line of credit. In September
1995, the Company also completed a ten-year $15 million private placement of debt financing. The Company believes that the new financings, together with other available credit facilities, will provide sufficient resources to meet its operating and capital requirements in the foreseeable future. The revolving credit agreement and private debt financing require the Company to comply with certain financial covenants. As of January 31, 1996, the Company was in compliance with all such covenants.

     Gross trade receivables at January 31, 1996 increased by $1.5 million, or 5%, from April 30, 1995. Days sales outstanding in gross accounts receivable can be attributed to higher foreign sales where account payment terms are typically longer than in the United States, and special payment terms negotiated on large system orders. The Company's management does not believe these timing issues will result in a material adverse impact on the Company's short-term liquidity requirements.

     Inventories at January 31, 1996 increased $8.0 million, or 29%, from April 30, 1995, primarily related to the higher levels of business and the inclusion of the newly formed joint venture. Certain products manufactured by the Company's robotic and automation divisions require an extended manufacturing period, and therefore involve higher levels of work in process.

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

          None

Item 5. OTHER INFORMATION

          None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

          None

                         FLOW INTERNATIONAL CORPORATION
                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FLOW INTERNATIONAL CORPORATION



Date:     March 6, 1996                 /s/ Ronald W. Tarrant
                                        ---------------------
                                        Ronald W. Tarrant
                                        Chairman, President and
                                        Chief Executive Officer
                                        (Principal Executive Officer)



Date:     March 6, 1996                 /s/ Elaine P. Scherba
                                        ---------------------
                                        Elaine P. Scherba
                                        Vice President, Chief Financial
                                        Officer (Principal Financial Officer
                                        and Principal Accounting Officer)