Form 10-K
period 1996-04-30
FLOW INTERNATIONAL CORP
filed 1996-07-24
CIK 713002

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 1996

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
                                         -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non affiliates of the registrant based upon the closing price reported by the National Association of Securities Dealers' Automated Quotation System ("NASDAQ") as of May 31, 1996, was $126,740,000. The number of shares of common stock outstanding as of May 31, 1996, was 14,514,244 shares.

DOCUMENTS INCORPORATED BY REFERENCE
- --------------------------------------------------------------------------------



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

Item 10        Directors and Executive Officers of the Registrant

Item 11        Executive Compensation

Item 12        Security Ownership of Certain Beneficial Owners and Management

Item 13        Certain Relationships and Related Transactions

                                     PART I



ITEM 1.  BUSINESS
- --------------------------------------------------------------------------------

     Flow International Corporation ("Flow" or the "Company") designs, develops, manufactures, markets, and services ultrahigh-pressure ("UHP") waterjet cutting and cleaning systems, and specialized robotics and factory automation systems; and is a leading provider of access equipment. Flow provides technologically-advanced, environmentally-sound solutions to the manufacturing, industrial cleaning and construction services markets. The Company's waterjet systems pressurize water from 30,000 to 60,000 pounds per square inch (psi) and are used to cut both metallic and nonmetallic materials in many industry segments, including the aerospace, automotive, disposable products, food, glass, job shop, sign, metal cutting, marble and other stone cutting, oil field services and paper industries. The Company also manufactures the robotic articulation equipment used in the cutting and cleaning processes, as well as other factory automation systems, such as assembly, pick and place and load/unload operations. The Company's infrastructure products include UHP waterjets for use in industrial cleaning, surface preparation, construction, nuclear decontamination, and petro-chemical applications, as well as access systems for use in these applications. The Company also provides, as a service, the removal of deteriorated concrete from bridges and parking garages using UHP waterjets ("HydroMilling-Registered Trademark-"), and the removal of rubber, paint and grout from commercial and military runways ("HydroCleaning-TM-").

     The Company was formed in 1974, incorporated in 1980, and completed its initial public offering in March 1983. In 1991, the Company's founder retired, and Ronald W. Tarrant was appointed President and Chief Executive Officer. Since 1991, the Company has grown as a result of continued new product development, expanded marketing strategies, and certain strategic acquisitions.

     In January 1992, the Company acquired the stock of Rampart Waterblast, Inc. ("Rampart"). Rampart uses UHP waterjet technology to remove rubber and paint from airport runway surfaces. Prior to the acquisition, Rampart licensed its technology from the Company.

     In September 1992, the Company acquired all of the outstanding stock of Spider Staging Corporation ("Spider"). Spider designs, manufactures, rents, sells, and services access systems to a variety of industrial and construction related markets.

     In April 1993, the Company acquired substantially all of the assets of Power Climber, Inc. ("Power Climber"), and affiliated companies. Prior to the acquisition, Power Climber was a supplier to Spider, and designs and markets access systems in the U.S., Europe and Asia using traction hoist technology.

     On November 4, 1994, the Company entered into a licensing agreement with Ark Systems, Inc. ("Ark"). Ark designs and manufactures a range of access containment systems which are used in under-bridge and other applications for surface preparation, lead-paint abatement, cleaning and maintenance. The agreement gives Spider the exclusive worldwide marketing and manufacturing rights for the Ark product line for five years.

     On December 15, 1994, the Company purchased certain net assets of Dynovation Machine Systems, Inc. ("Dynovation"). Dynovation designs and manufactures robotic waterjet cutting cells and automated assembly systems for the automotive and other industries, as well as a line of proprietary vibratory feeder bowls for these industries.

     On January 3, 1995, the Company purchased certain net assets of ASI Robotics Systems ("ASI"). ASI designs and manufactures high accuracy gantry-type robots and related systems used in waterjet and factory automation applications. ASI supplies its products to the aerospace, automotive, job shop, marble and tile and other industries.

     In April 1995, the Company became a majority partner in a joint venture with Consortium Europeen du Materiel ("CEM"). CEM has offices in Paris, Lyon, and Marseilles for the sale and rental of access products in France.

     In May 1995, the Company invested in a majority interest in a joint venture with Okura & Co., Ltd., its exclusive Japanese distributor. This joint venture supplies UHP products in Japan and to Japanese companies in Asia.


PRODUCTS AND SERVICES

     The Company provides UHP waterjets and related products and services to a wide variety of industries. The Company divides its revenues into four primary categories of product:


(In thousands)                             1996                 1995                1994
                                          Revenue      %       Revenue     %       Revenue     %
                                          ------------------------------------------------------
UHP Waterjet and Factory
  Automation Systems                       $56,495    39       $36,600    33       $20,645    23
UHP Spare Parts and Services                36,076    25        28,529    26        26,319    30
Access Systems and Services                 38,857    27        33,566    31        28,888    33
HydroMilling-Registered Trademark-
  and HydroCleaning-TM- Services            13,477     9        11,315    10        12,780    14
                                          ------------------------------------------------------
Total Revenues                            $144,905   100      $110,010   100       $88,632   100
                                          ------------------------------------------------------
                                          ------------------------------------------------------

UHP WATERJET AND FACTORY AUTOMATION SYSTEMS, SPARE PARTS AND SERVICES

     The Company offers a variety of UHP waterjet equipment and factory automation system products and accessories, including robotic articulation equipment. UHP intensifier and direct-drive pumps are currently the core components of the Company's products. An intensifier pump pressurizes water up to 60,000 psi and forces it through a small nozzle, generating a high-velocity stream of water. The Company's unique direct-drive pressure-compensated pumps pressurize water to in excess of 40,000 psi utilizing triplex piston technology. In order to cut metallic and other hard materials, abrasive is added to the waterjet stream creating an abrasivejet. The Company's abrasivejet cuts with no heat, causes no metallurgical changes, and leaves a high-quality edge that usually requires no additional finishing.

     A UHP waterjet system consists of an ultrahigh-pressure intensifier pump or direct drive, one or more waterjet cutting and cleaning heads with necessary robotics, motion control and automation systems. The Company has placed UHP waterjet cutting systems worldwide and in many different industries, including the aerospace, automotive, disposable products, food, glass, job shop, sign, metal cutting, marble and other stone cutting, oil field services and paper industries. The Company's UHP waterjet systems are also used in industrial cleaning applications such as paint removal, surface preparation, factory cleaning, ship hull preparation, and heat exchanger cleaning. The Company's factory automation equipment is used in applications such as pick and place operations, inspection, assembly, and other automated processes. Sales of UHP waterjet and factory automation systems accounted for 39% of fiscal 1996 revenues.

     Flow produces a range of tools and accessories which incorporate waterjet technology, and sells aftermarket spare parts and services for its products. Sales of UHP spare parts and services accounted for 25% of fiscal 1996 revenues. Spare parts sales help to insulate the Company from the adverse effects of economic swings, when industrial customers tend to reduce investment in new capital equipment.


ACCESS SYSTEMS AND SERVICES

     The Company designs, manufactures, rents, sells, and services access systems for use in industrial, structural and facade maintenance and construction applications. The Company's permanent, mobile or temporary work platforms provide access to exterior building surfaces and construction sites, bridges, ships, offshore oil rigs, radio towers, sports stadiums, and hydroelectric dams; and internal access to large water and chemical tanks, power plant boilers, missile silos, and other industrial applications. The Company's permanently installed systems provide access to exterior surfaces of high-rise buildings for exterior maintenance, window washing, painting and building restoration. The Company is the North American distributor of the Nihon Bisoh automatic exterior maintenance systems and the exclusive U.S. distributor of a line of permanently installed access systems produced by Mannesmann of Germany. In fiscal 1996, sales, rental and service of access systems amounted to 27% of total revenues.


HYDROMILLING AND HYDROCLEANING SERVICES

     The Company provides HydroMilling services on a contract and subcontract basis for the removal of deteriorated concrete from bridges and parking garage surfaces. The Company's proprietary HydroMilling systems operate in the pressure range of 25,000 to 40,000 psi, and use a proprietary rotating ultrahigh-pressure waterjet, mounted on a robot, to remove concrete. The depth of removal can be controlled by adjusting the pressure and traverse speed of the waterjet nozzle. In January 1993, the Company began work on the John F. Kennedy Center for the Performing Arts 500,000 square foot parking garage in Washington, D. C., where Flow is removing and replacing deteriorated concrete. This $14.4 million contract is expected to be completed in early fiscal 1997. Flow's Rampart unit provides HydroCleaning services to commercial and military airfields. Ultrahigh-pressure waterjets are used for the removal of rubber, paint and grout from airport runways. In fiscal 1996, HydroMilling and HydroCleaning revenues were 9% of total revenues.


MARKETING AND SALES

     The Company markets and sells its products worldwide through its headquarters in Kent, Washington (a suburb of Seattle) and through subsidiaries, divisions and joint ventures in Pittsburgh, Pennsylvania; Johnstown, Pennsylvania; Jeffersonville, Indiana; Burlington, Canada; Darmstadt, Germany; Antwerp, Belgium; Paris, France; Lyon, France; Marseilles, France; Tokyo, Japan; Nagoya, Japan; and Hsinchu, Taiwan; and through branch offices in sixteen North American cities. The Company sells directly to customers in the U.S., Canada, Europe, and Asia, and has distributors or agents in most other countries. In the U.S., the Company uses a select group of machine tool distributors for sales distribution and services of its Bengal product line.

     No customer accounted for 10% or more of the Company's revenues during any of the three years ended April 30, 1996.

     Marketing efforts are focused on various target industries, applications, and markets. To enhance the effectiveness of sales efforts, the marketing staff and sales force acquire detailed information on the manufacturing applications and construction processes in targeted markets. This information is used to develop standardized and customized solutions using both UHP waterjet and robotics technologies, and access systems. In selling both standard and custom-designed waterjet and access systems, the Company provides turnkey systems, including system design, specification, hardware and software integration, equipment testing and simulation, installation, start-up services, technical training and service.

     One of the Company's marketing techniques utilizes a telemarketing program to identify and qualify sales leads, thus increasing the efficiency of the direct sales staff. Market responses to these activities are carefully screened to identify new areas of interest and new potential applications. The Company also attends trade shows for targeted market segments and advertises in selected industry publications.

     The Company markets its proprietary HydroMilling and HydroCleaning services primarily in the United States. HydroMilling services are provided primarily in the Northeast and Midwest areas of the country where concrete deteriorates faster due to the freeze-thaw cycle and use of salt on roadways. HydroCleaning services are provided throughout the United States. Services are marketed directly to customers by the Company's sales force.

     Application of the Company's products and services in the construction industry vary with construction cycles. Sales in the March through October period tend to be higher than sales in the remaining months of the year.

PATENTS AND LICENSES

     The Company holds a large number of patents relating to UHP waterjet technology and systems, and to access system products and applications. Some of these patents are subject to sub-licenses. In addition, the Company has been granted licenses with respect to other patents used in the business.

     While the Company believes the patents it uses are valid, it does not consider its business dependent on patent protection. In addition, the Company has over the years developed non-patented proprietary expertise and know-how in waterjet and access system applications, and in the manufacture of these systems, which sets it technologically ahead.

     The Company believes the patents it holds and has in process, along with the proprietary application and manufacturing know-how, act as a barrier of entry into the markets it serves.



BACKLOG

     At April 30, 1996, the Company's backlog was $25.1 million, up 7% from $23.5 million at the prior year end. Based upon the terms of the customer contracts and the Company's manufacturing schedule, all of the revenue backlog as of April 30, 1996 is expected to be realized during fiscal 1997. Amounts expected to be billed after April 30, 1997 have been excluded from this backlog presentation. The unit sales price for most of the Company's products and services is relatively high (typically ranging from tens of thousands to millions of dollars) and individual orders can involve the delivery of several hundred thousand dollars of products or services at one time. Furthermore, some items in backlog can be shipped more quickly than others, and some have higher profit margins than others. Consequently, even sizable variations in the amount of the Company's backlog between particular dates are not necessarily indicative of comparable variations in sales or earnings.


COMPETITION

     The major competitors for UHP waterjet systems are conventional cutting and cleaning methods. These methods are saws, knives, shears, torches, lasers, abrasive wheels, grinders, routers, drills, dies, and abrasive cleaning techniques. A UHP waterjet cutting system has many advantages over conventional cutting systems, including the generation of no heat and airborne dust, easy adaptability to complex cutting programs, and the ability to leave clean-cut edges. These factors in addition to elimination of secondary processing in most circumstances enhance manufacturing productivity. Waterjet cleaning offers many advantages over other cleaning methods, such as the ability to remove difficult coatings or deposits from a surface without damaging underlying material. A UHP waterjet system is an environmentally-friendly answer to many difficult cutting and cleaning applications and can often be justified solely on the basis of the removal of hazardous materials or reduction of secondary operations from the production process.

     The Company also competes with other waterjet cutting equipment
manufacturers in the United States, Europe and Asia.   Certain of these
competitors have greater financial resources than the Company. The Company's robotics acquisitions give Flow a competitive advantage as the only total solution supplier of a complete waterjet cutting system. Although independent market information is not generally available, based upon data assembled from internal and external sources, Company management believes it is the largest manufacturer of UHP waterjet cutting systems in the world.

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

     The primary competitors to HydroMilling services are traditional concrete removal operators. The advantages of the UHP approach of HydroMilling over other concrete removal systems, such as jackhammers, include increased speed, reduced cost, depth control, better concrete bonding; and the elimination of micro-cracks, rebar damage, vibration, and dust and reduced noise. HydroMilling also competes with other hydrodemolition contractors, most of which use waterjets at 10,000 to 25,000 psi with significantly higher volumes of water and lower productivity. The Company believes that its process, operating with pressures to 36,000 psi, produces a higher quality bonding surface and that the size of its fleet as compared to competitors enables it to complete larger projects more quickly.

     HydroCleaning competitors include companies using chemical processes and other mechanical means. The Company believes that the speed and environmentally-friendly aspects of its process are key advantages.

     Overall, the Company believes that its competitive position is enhanced by
(1) technically advanced, proprietary products that provide excellent reliability, low operating costs, and user-friendly features, (2) a strong application-oriented, problem-solving marketing and sales approach, (3) an active research and development program that allows it to maintain technical leadership, (4) the ability to provide complete turnkey systems, (5) a strong position in key markets, such as the U.S., Canada, Japan, southeast Asia and Europe, (6) strong OEM customer ties, and (7) efficient production facilities.


RESEARCH AND ENGINEERING

     The Company has allocated approximately 6% of revenues to research and engineering during each of the three years ended April 30, 1996. Research and engineering expenses were approximately $8,110,000, $6,784,000, and $5,361,000 in fiscal years 1996, 1995, and 1994, respectively.

EMPLOYEES

     As of April 30, 1996, the Company employed 805 full time and 9 part time personnel. There are no material collective bargaining agreements to which the Company is a party.


FOREIGN AND DOMESTIC OPERATIONS

     See Note 13 of Notes to Consolidated Financial Statements for information regarding foreign and domestic operations.


SAFE HARBOR STATEMENT

     Statements in this report that are not strictly historical are "forward looking" statements which should be considered as subject to the many uncertainties that exist in the Company's operations and business environment. Significant factors which may affect future Company performance include the following:

     The Company's financial goals assume that it completes one or more acquisitions, and the Company's ability to achieve these goals may be adversely affected if it is unable to either locate suitable acquisition candidates, complete these acquisitions, or successfully integrate acquired companies into its existing businesses.

     The Company's growth depends, in part, on the successful development of improvements to its equipment and on the introduction of new products and technologies. Improvements in competing technologies could affect the Company's ability to market its products.

     The Company's financial performance could fall short of its goals if a change in overall economic conditions results in a decrease in the purchase of capital goods by its customers. Changes in the mix of products sold by the Company can also affect the gross margin achieved. Also, unfavorable or inclement weather could affect the results of the Company's Access and Flow Services divisions, which are somewhat seasonal in nature.

ITEM 2. PROPERTIES
- --------------------------------------------------------------------------------

     The Company's headquarters and primary manufacturing facilities are located in one leased facility in Kent, Washington. In addition, the Company maintains HydroMilling office and shop facilities in Pittsburgh, Pennsylvania; manufacturing facilities in Jeffersonville, Indiana; sales facilities in sixteen North American cities; Tokyo and Nagoya, Japan and three facilities in France; and sales, manufacturing and warehouse facilities in Johnstown, Pennsylvania; Burlington, Canada; Hsinchu, Taiwan; Antwerp, Belgium; and Darmstadt, Germany.

     All facilities of the Company are leased with the exception of a warehouse and sales facility in Chicago, Illinois and a manufacturing facility in Jeffersonville, Indiana.

     The Company believes that its facilities are suitable for its current operations and that expansion in the near term will not require additional space. The Company further considers that its primary manufacturing facility will be adequate to meet production requirements for the next three to five years.




ITEM 3. LEGAL PROCEEDINGS
- --------------------------------------------------------------------------------

     The Company is party to various legal actions incident to the normal operation of its business, none of which is believed to be material to the financial condition of the Company. See Notes 1 and 12 of Notes to Consolidated Financial Statements for a description of the Company's product liability insurance coverage and estimated exposure.




ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- --------------------------------------------------------------------------------


     None

                                     PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS.
- --------------------------------------------------------------------------------

          See page 13


ITEM 6.   SELECTED FINANCIAL DATA.
- --------------------------------------------------------------------------------

          See page 13


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS.
- --------------------------------------------------------------------------------

          See pages 14 through 18


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
- --------------------------------------------------------------------------------

          See pages 20 through 42


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
- --------------------------------------------------------------------------------

          None.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS
- --------------------------------------------------------------------------------


     The principal market for the Company's common stock is the over-the-counter market. The Company's stock is traded on the NASDAQ National Market under the symbol "FLOW." The range of high and low sales prices for the Company's common stock for the last two fiscal years is set forth in the table below.

                                Fiscal Year 1996               Fiscal Year 1995
                              High            Low           High            Low
                              --------------------------------------------------
     First Quarter           $10.50          $8.13          $6.88          $4.63
     Second Quarter           13.25           9.38           7.25           5.63
     Third Quarter            12.13           7.88           7.88           6.13
     Fourth Quarter           10.88           7.88           8.50           6.50

     There were 1,604 stockholders of record as of May 31, 1996.

     The Company has not paid dividends to common stockholders in the past. The Board of Directors intends to retain future earnings to finance development and expansion of the Company's business and does not expect to declare dividends to common stockholders in the near future.


ITEM 6. SELECTED FINANCIAL DATA
- --------------------------------------------------------------------------------


(In thousands, except per share data)         Year Ended April 30
- -------------------------------------------------------------------------------
                              1996       1995       1994         1993    1992(1)
                            ----------------------------------------------------
Income Statement Data:
   Revenue                  $144,905   $110,010    $88,632    $79,079    $69,071
   Pretax Income               8,902      9,259      3,112      5,791      4,272
   Net Income                  7,085      7,728      2,953      4,641      3,511
   Earnings Per Share           0.47       0.53       0.21       0.33       0.25

Balance Sheet Data:
   Working Capital            57,866     44,592     25,415     25,060     16,399
   Total Assets              126,493    105,484     78,228     69,276     57,448
   Short-Term Debt             3,339      2,412     16,504     10,403      8,477
   Long-Term Obligations      45,590     33,359     10,559     12,549      7,899
   Stockholders' Equity       57,060     49,803     37,948     34,225     28,873
__________

(1) Results for the fiscal year have been restated to include the results of Spider Staging Corporation, which was acquired in a pooling-of-interests transaction on September 30, 1992.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------

RESULTS OF OPERATIONS

     The Company provides ultrahigh-pressure ("UHP") waterjet, factory automation and access systems, and related products and services to a wide variety of industries. The following table sets forth the Company's consolidated revenues by major product categories.


                CONSOLIDATED REVENUES BY MAJOR PRODUCT CATEGORIES


(In thousands)                             1996                 1995                1994
                                          Revenue      %       Revenue     %       Revenue     %
                                          ------------------------------------------------------
UHP Waterjet and Factory
   Automation Systems                      $56,495    39       $36,600    33       $20,645    23
UHP Spare Parts and Services                36,076    25        28,529    26        26,319    30
Access Systems and Services                 38,857    27        33,566    31        28,888    33
HydroMilling-Registered Trademark- and
   HydroCleaning-TM- Services               13,477     9        11,315    10        12,780    14
                                          ------------------------------------------------------

Total Revenues                            $144,905   100      $110,010   100       $88,632   100
                                          ------------------------------------------------------
                                          ------------------------------------------------------

FISCAL 1996 COMPARED TO FISCAL 1995

     Revenues for the year ended April 30, 1996 increased $34.9 million (32%) from the prior year period. UHP revenues, including HydroMilling and HydroCleaning services, increased $29.6 million (39%), while access systems revenues increased $5.3 million (16%) over the prior year period. The European and domestic UHP markets continued their strong growth with revenue increases of 57% and 13%, respectively over the prior year. Also contributing to overall growth was the effect of the businesses acquired and partnerships entered into during the third and fourth quarters of fiscal 1995 and the first quarter of fiscal 1996. In May 1995, the Company invested in a majority interest in a joint venture with Okura & Co., Ltd., its exclusive Japanese distributor. This joint venture supplies UHP products in Japan and to Japanese companies in Asia. Sales into Asia increased 140% over the prior year, however, most of this represented sales by the recent Japanese joint venture. The Company typically sells its products at higher prices outside the United States due to the costs of servicing these markets. UHP spare parts and services revenues increased by $7.5 million (26%), reflecting an increased base of UHP waterjet systems installed throughout the world, as well as inclusion of the Japanese joint venture. Exclusive of this joint venture, spare parts sales were up 11% over the prior year. Spare parts and services are a continuing and significant part of the Company's business, and generally have a higher profit margin than new systems. Spare parts are composed primarily of consumables used in the cutting or cleaning process. The increase in access systems revenues came principally from international markets as domestic revenues increased less than 3% over the prior year. HydroMilling and HydroCleaning services revenues increased $2.2 million (19%) reflecting several large contracts received during the year. The $14.4 million contract for parking garage rehabilitation services at the John F. Kennedy Center for the Performing Arts in Washington, D.C. is expected to be completed during fiscal 1997.

     Gross profit expressed as a percent of revenue was 40% in fiscal 1996 compared with 42% in fiscal 1995. Comparison of gross profit percent is dependent on the mix of revenue types, which includes sales, services, and rentals; and the mix of spare parts and systems in sales revenues. The decrease in the gross profit percent for the year was primarily due to a shift in revenue mix towards complex systems involving the robotics and factory automation technology acquired in the third quarter of fiscal 1995. These types of systems generally carry lower gross profit percents than other UHP products. Additionally, the gross margin percent was negatively impacted from the under-capacity utilization of the robotics unit. Rental gross profit percent decreased to 53% from 56% in the prior year. This was primarily a result of increased depreciation expense associated with additions to the Company's rental assets. In general, UHP systems sales have gross margins less than 40% and spare parts sales have margins in excess of 50%. The margin on HydroMilling and HydroCleaning revenue is dependent on the mix of services provided and the utilization of the equipment. Services margins approximate 30% of sales, while rental margins typically exceed 50% of sales. Slow moving and obsolete inventory provisions increased by $147,000, net of disposals.

     Expenses increased by $11 million (32%), primarily as a result of the inclusion of acquisitions completed during late fiscal 1995 and early fiscal 1996. Exclusive of the acquisitions, operating expenses increased $3.5 million (11%) over the prior year. However, expressed as a percentage of revenues, total expenses remain comparable to the prior year at 31.5%. The resolution of a pre-acquisition contingency related to the valuation of work in process inventory of a fiscal 1995 acquisition resulted in an additional $600,000 of goodwill being recorded during fiscal 1996. Goodwill amortization increased approximately $480,000 over the prior year.

     Operating income can vary significantly for domestic and foreign operations (see Note 13 of Notes to Consolidated Financial Statements), but is primarily the result of product mix variations and volume from year to year. There are no known trends that management expects to result in a materially unfavorable impact on revenues or income from operations.

     Net interest expense increased by $1.1 million (48%) in fiscal 1996 compared to 1995. Approximately $650,000 of the increase relates to borrowings to finance fiscal 1995 acquisitions and a joint venture during the first quarter of fiscal 1996.

     During fiscal 1996, other income, net, totaled $648,000, compared to other expense, net, of $30,000 in 1995. The 1996 results include $493,000 of income associated with minority interest in net losses of the joint ventures and a $175,000 gain on the sale of stock held by the Company.

     Income tax expense for fiscal 1996 was 20% of income before tax as compared to 17% in the previous year. Income tax expense was lower than the statutory rate in both fiscal 1996 and 1995 primarily due to lower tax rates in certain foreign jurisdictions, the benefit of the Company's foreign sales corporation and changes in the Company's valuation allowance.



FISCAL 1995 COMPARED TO FISCAL 1994

     During the year ended April 30, 1995, the Company purchased certain net assets of two robotics systems manufacturers, Dynovation Machine Systems, Inc. ("Dynovation") and ASI Robotics, Inc. ("ASI"). These acquisitions are part of the Company's long-term strategic growth plan. Both companies are, and had previously been, integrators of the Company's products. During the year the Company also entered into a licensing agreement with Ark Systems, Inc. ("Ark"), for the exclusive worldwide marketing and manufacturing rights for the Ark product line. Ark produces access system equipment used in the cleaning and maintenance of the under-structure of bridges. The Company also entered into a joint venture with Consortium Europeen du Materiel ("CEM"), for the distribution of access system equipment in France. The Company's consolidated statements of income include the results of Dynovation, ASI, Ark and CEM from the dates of acquisition or agreement. The Company paid total cash of $11.5 million and issued 445,000 shares of common stock to acquire the assets of Dynovation and ASI. The investments in Ark and CEM have not been material to date.

     Revenues for the year ended April 30, 1995 increased $21.4 million (24%) from the prior year period. This increase arose primarily from the strong advances in the European and domestic UHP markets, where revenues increased 46% and 18%, respectively and from businesses acquired and partnerships entered into during fiscal 1995. Sales into Asia were similar to those of the prior year. UHP spare parts and services revenues increased by $2.2 million (8%). As a percentage of total revenues, spare parts and services decreased as compared to the prior year because the acquired systems manufacturers carry a lower relative percentage of such revenues. Access system revenues increased $4.7 million (16%), reflecting continued domestic strength of the sales and rental of temporary access equipment as well as the recent licensing agreement with Ark. HydroMilling and HydroCleaning services revenues decreased by $1.5 million (11%). Management of this division has focused on contracts which maintain its target margins, in a market which softened slightly during the year.

     Gross profit expressed as a percent of sales was 42% in fiscal 1995 compared with 40% in fiscal 1994. Excluding the effect of certain non-recurring charges related to a terminated construction services contract, the fiscal 1994 gross margin percentage would have also been 42%. Slow moving and obsolete inventory provisions increased by $112,000, net of disposals.

     Expenses increased $3.6 million (12%), in part as a result of the acquisitions completed during 1995. However, expressed as a percentage of revenues, expenses decreased from 35% in 1994 to 31% in 1995. Excluding the effect of certain non-recurring charges in fiscal 1994, the expense percentage would have been 34%. Marketing, and general and administrative expenses both declined by two percentage points. This was achieved by a continued focus on cost control by Company management during fiscal 1995.

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

     Income tax expense for fiscal 1995 was 17% of income before tax as compared to 18% in the previous year. Income tax expense was lower than the statutory rate in both fiscal 1995 and 1994 primarily due to lower tax rates in certain foreign jurisdictions, the benefit of the Company's foreign sales corporation and changes in the Company's valuation allowance. In the first quarter of fiscal 1994, the Company recorded income of $401,000, related to the mandatory adoption of Statement of Financial Accounting Standards No. 109 ("FAS 109"), "Accounting for Income Taxes." This is reflected as a change in accounting principle.



LIQUIDITY AND CAPITAL RESOURCES

     In September 1995, the Company signed a five-year secured credit agreement (the "Credit Agreement") to refinance its domestic borrowings and to provide a source of available cash. The Credit Agreement comprises a $60 million reducing line of credit split equally between two financial institutions. In September 1995, the Company also completed a ten-year $15 million private placement of debt financing (the "Private Placement"). The Company believes that the new financings, together with other available credit facilities, will provide sufficient resources to meet its operating and capital requirements in the foreseeable future. The Credit Agreement and Private Placement require the Company to comply with certain financial covenants. As of April 30, 1996, the Company was in compliance with all such covenants.

     See Note 7 of Notes to Consolidated Financial Statements for a schedule of long-term debt maturities. Long-term debt obligations are expected to be met from working capital provided by operations and, as necessary, by other indebtedness.

     Capital spending plans currently provide for outlays of approximately $8 to $10 million in fiscal 1997. It is expected that funds necessary for these expenditures will be generated internally, and through available credit facilities.

     The $3.9 million (12%) increase in gross trade accounts receivable at April 30, 1996 from April 30, 1995 was principally due to higher fourth quarter revenues. Days' sales outstanding in gross accounts receivable has improved over the prior year but continues to be negatively impacted by the traditionally longer payment cycle outside the United States. Additionally, longer payment terms are sometimes negotiated on large system orders. The Company's management does not believe these timing issues will present a material adverse impact on the Company's short-term liquidity requirements.

     The inventory increase of $7.4 million (27%) is related primarily to higher levels of business and inclusion of the newly formed Japanese joint venture. Certain products manufactured by the Company's robotic and automation divisions require an extended manufacturing period, and therefore involve higher levels of work in process. The amount provided for obsolete and slow-moving goods at April 30, 1996, increased $147,000, net of disposals, from April 30, 1995.

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



                                                      /s/ Stephen D. Reichenbach
                                                      --------------------------
                                                          Stephen D. Reichenbach
                                           Vice President Finance, Treasurer and
                                                 Interim Chief Financial Officer

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- --------------------------------------------------------------------------------

     The following consolidated financial statements are filed as a part of this report:

INDEX TO FINANCIAL STATEMENTS                                PAGE IN THIS REPORT
- --------------------------------------------------------------------------------

Report of Independent Accountants                                      20

Consolidated Balance Sheets at April 30, 1996 and 1995                 21

Consolidated Statements of Income for each of the three
  years in the period ended April 30, 1996                             22

Consolidated Statements of Cash Flows for each of
  the three years in the period ended April 30, 1996                   23

Consolidated Statements of Changes in Stockholders'
  Equity for each of the three years in the period ended
  April 30, 1996                                                       25

Notes to Consolidated Financial Statements                             26


FINANCIAL STATEMENT SCHEDULES

VIII -- Valuation and Qualifying Accounts                              42


          All other schedules are omitted because they are not applicable.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Flow International Corporation


     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Flow International Corporation and its subsidiaries at April 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Note 8 to the consolidated financial statements, the Company changed its method of accounting for income taxes in fiscal 1994.



/s/ Price Waterhouse LLP

PRICE WATERHOUSE  LLP
Seattle, Washington
July 3, 1996

                         FLOW INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)


                                                                                                         April 30,
                                                                                                 -----------------------
                                                                                                    1996           1995
                                                                                                    ----           ----
ASSETS:
Current Assets:
   Cash                                                                                            $3,845         $1,074
   Trade Accounts Receivable, less
      allowances for doubtful accounts of $1,186 and $1,150, respectively                          35,467         31,638
   Inventories                                                                                     34,589         27,219
   Deferred Income Taxes                                                                            1,965          1,335
   Other Current Assets                                                                             4,978          4,719
                                                                                                 -----------------------
Total Current Assets                                                                               80,844         65,985

Property and Equipment, net                                                                        27,083         24,533
Intangible Assets, net of accumulated amortization of
    $3,294 and $2,275, respectively                                                                13,901         13,361
Deferred Income Taxes                                                                                 699              -
Other Assets                                                                                        3,966          1,605
                                                                                                 -----------------------
                                                                                                 $126,493       $105,484
                                                                                                 -----------------------
                                                                                                 -----------------------

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
   Notes Payable                                                                                   $2,304         $1,614
   Current Portion of Long-Term Obligations                                                         1,035            798
   Accounts Payable                                                                                12,088         12,221
   Accrued Payroll and Related Liabilities                                                          3,942          3,542
   Other Accrued Taxes                                                                                590            638
   Other Accrued Liabilities                                                                        3,019          2,580
                                                                                                 -----------------------
Total Current Liabilities                                                                          22,978         21,393

Long-Term Obligations                                                                              45,590         33,359
Deferred Income Taxes                                                                                                248
Minority Interest                                                                                     865            681

Stockholders' Equity:
   Series A 8% Convertible Preferred Stock -
      $.01 par  value, $500 liquidation preference, 1,000,000 shares authorized, 0 issued
   Common Stock - $.01 par value, 20,000,000 shares authorized,
      14,784,647 and 14,508,244 shares issued and outstanding, respectively, in 1996
      14,603,233 and 14,326,830 shares issued and outstanding, respectively, in 1995                  148            146
   Capital in Excess of Par                                                                        38,038         37,602
   Retained Earnings                                                                               18,541         11,456
   Treasury Common Stock of 276,403 shares at cost                                                   (556)          (556)
   Cumulative Translation Adjustment                                                                  981          1,339
   Loan to Employee Stock Ownership Plan & Trust                                                      (92)          (184)
                                                                                                 -----------------------
Total Stockholders' Equity                                                                         57,060         49,803
                                                                                                 -----------------------
Commitments and Contingencies (Note 12)
                                                                                                 -----------------------
                                                                                                 $126,493       $105,484
                                                                                                 -----------------------
                                                                                                 -----------------------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                         FLOW INTERNATIONAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                                       Year Ended April 30,
                                                              --------------------------------------
                                                                1996           1995            1994
                                                                ----           ----            ----
Revenue:
   Sales                                                      $117,090        $84,800        $63,808
   Services                                                     17,355         15,256         16,110
   Rentals                                                      10,460          9,954          8,714
                                                              --------------------------------------
Total Revenues                                                 144,905        110,010         88,632

Cost of Sales:
   Sales                                                        69,889         48,454         36,223
   Services                                                     12,653         10,850         13,351
   Rentals                                                       4,933          4,395          3,980
                                                              --------------------------------------
Total Cost of Sales                                             87,475         63,699         53,554
                                                              --------------------------------------

Gross Profit                                                    57,430         46,311         35,078

Expenses:
   Marketing                                                    22,281         16,582         15,106
   Research and Engineering                                      8,110          6,784          5,361
   General and Administrative                                   15,282         11,282         10,602
                                                              --------------------------------------
                                                                45,673         34,648         31,069
                                                              --------------------------------------

Operating Income                                                11,757         11,663          4,009

Interest Expense, net                                           (3,503)        (2,374)        (1,549)
Other Income (Expense), net                                       648             (30)           652
                                                              --------------------------------------

Income Before Provision for Income Taxes
   and Change in Accounting Principle                            8,902          9,259          3,112
Provision for Income Taxes                                       1,817          1,531            560
                                                              --------------------------------------

Income Before Change in Accounting Principle                     7,085          7,728          2,552

Change in Accounting Principle                                       -                           401
                                                              --------------------------------------
Net Income                                                      $7,085         $7,728         $2,953
                                                              --------------------------------------
                                                              --------------------------------------

Earnings per Common and Equivalent Shares:
Income before Change in Accounting Principle                    $  .47         $  .53          $ .18
Change in Accounting Principle                                                                   .03
                                                              --------------------------------------
Net Income                                                      $  .47         $  .53         $  .21
                                                              --------------------------------------
                                                              --------------------------------------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                            FLOW INTERNATIONAL CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)


                                                                                       Year Ended April 30,
                                                                              -------------------------------------
                                                                                1996           1995           1994
                                                                                ----           ----           ----
Cash Flows from Operating Activities:
 Net Income                                                                   $ 7,085        $ 7,728        $ 2,953
 Adjustments to Reconcile Net Income to Cash
  Provided (Used) by Operating Activities:
  Depreciation and amortization                                                 6,856          5,199          4,236
  Gain on sale of Spider facility                                                                              (445)
  Change in accounting principle                                                                               (401)
  Provision for losses on trade accounts receivable                               576            480            324
  Provision for slow moving and obsolete inventory                                207            324            269
  Tax effect of exercised stock options                                           170            164            554
  Other                                                                            92             92             92
  (Increase) Decrease in Current Assets,
   net of effects of business combinations:
     Trade Accounts Receivable                                                 (4,032)        (2,651)        (4,325)
     Inventories                                                               (6,482)        (1,516)        (2,552)
     Other Current Assets                                                        (248)           (29)        (1,878)
     Deferred Income Taxes                                                       (630)            87           (686)
    Increase (Decrease) in  Current Liabilities,
    net of effects of business combinations:
     Accounts Payable                                                          (1,135)        (1,378)           513
     Accrued Payroll and Related Liabilities                                      383            796            (87)
     Other Accrued Taxes                                                          (48)           372           (257)
     Other Accrued Liabilities                                                    229           (813)         1,119
   (Increase) in Intangible Assets                                               (601)          (400)
   (Increase) Decrease in Other Long-Term Assets                               (2,361)           (39)           195
   (Decrease) Increase in Other Long-Term Liabilities                          (1,336)           192              -
                                                                              -------        -------        -------
  Cash (used) provided by operating activities                                 (1,275)         8,608           (376)
                                                                              -------        -------        -------
Cash Flows from Investing Activities:
  Expenditures for property and equipment                                      (8,820)        (5,584)        (6,228)
  Payment for business combinations                                              (186)       (11,850)
  Payment received on Flow Industries note                                                                    2,744
  Proceeds from sale of property and equipment                                                                  156
  Other                                                                           445             17            702
                                                                              -------        -------        -------
  Cash used by investing activities                                            (8,561)       (17,417)        (2,626)
                                                                              -------        -------        -------
Cash Flows from Financing Activities:
  Borrowings (repayments) under line of credit agreements, net                 16,771           (232)         5,445
  Proceeds from bridge loan                                                     1,636         12,364
  Repayment of bridge loan                                                    (14,000)
  Proceeds from long-term obligations                                          17,366            287          2,340
  Payments of long-term obligations                                            (9,076)        (4,397)        (3,674)
  Proceeds from issuance of common stock                                          268            194            315
  Payment of Preferred Stock Dividends                                              -              -            (50)
                                                                              -------        -------        -------
  Cash provided by financing activities                                        12,965          8,216          4,376
                                                                              -------        -------        -------
Effect of exchange rate changes on cash                                          (358)           316           (141)
                                                                              -------        -------        -------
Increase (decrease) in cash and cash equivalents                                2,771           (277)         1,233
Cash and cash equivalents at beginning of period                                1,074          1,351            118
                                                                              -------        -------        -------
Cash and cash equivalents at end of period                                    $ 3,845        $ 1,074        $ 1,351
                                                                              -------        -------        -------
                                                                              -------        -------        -------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                          FLOW INTERNATIONAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (In thousands)


                                                                                     Year Ended April 30,
                                                                              -------------------------------------
                                                                                1996           1995           1994
                                                                                ----           ----           ----
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash paid during the year for
    Interest                                                                   $3,572         $2,273         $1,756
    Income Taxes                                                                3,024            740            531

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Fair value of assets acquired (Note 2)                                         $2,860        $23,175
Cash paid, stock issued and notes assumed for assets acquired                    (597)       (14,965)
                                                                               ------        -------
Liabilities assumed                                                            $2,263        $ 8,210
                                                                               ------        -------
                                                                               ------        -------

Net proceeds from sale of the Spider manufacturing facility                                                 $ 1,031
Less one year note receivable                                                                                  (875)
                                                                                                            -------
Cash proceeds                                                                                               $   156
                                                                                                            -------
                                                                                                            -------


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                           FLOW INTERNATIONAL CORPORATION
              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (In thousands)


                                    Series A
                                   Convertible
                                  Preferred Stock        Common Stock
                                  ---------------    ---------------------       Capital                  Cumulative
                                             Par                       Par     In Excess      Retained   Translation      Treasury
                                  Shares   Value      Shares         Value        of Par      Earnings    Adjustment         Stock
                                  ------------------------------------------------------------------------------------------------

Balances, April 30, 1993               5       $      13,307         $ 133       $33,005          $825        $1,164         $(534)

Exercise of Stock Options                                205             2           748                                       (22)
Conversion of Convertible
   Preferred Stock                    (5)                519             5
Dividends on Preferred Stock                                                                       (50)
Cumulative Translation Adjustment                                                                               (141)
Other                                                                                136
Net Income                                                                                       2,953
                                          ----------------------------------------------------------------------------------------
Balances, April 30, 1994                       $      14,031         $ 140       $33,889       $ 3,728       $ 1,023         $(556)
                                          ----------------------------------------------------------------------------------------

Issuance of Stock                                        445             5         3,111
Exercise of Stock Options                                127             1           356
Cumulative Translation Adjustment                                                                  316
Other                                                                                246
Net Income                                                                                       7,728
                                          ----------------------------------------------------------------------------------------
Balances, April 30, 1995                       $      14,603         $ 146       $37,602       $11,456        $1,339         $(556)
                                          ----------------------------------------------------------------------------------------
Issuance of Stock
Exercise of Stock Options                                182             2           436
Cumulative Translation Adjustment                                                                               (358)
Net Income                                                                                       7,085
                                          ----------------------------------------------------------------------------------------
Balances, April 30, 1996                       $      14,785         $ 148       $38,038       $18,541          $981         $(556)
                                          ----------------------------------------------------------------------------------------
                                          ----------------------------------------------------------------------------------------


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  For the three years ended April 30, 1996
      (All tabular dollar amounts in thousands, except per share amounts)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
- ------------------------------------------------------------------------------

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include Flow International Corporation, ("Flow" or the "Company"), and its wholly-owned subsidiaries, Flow Europe GmbH ("Flow Europe"), Flow Asia Corporation ("Flow Asia"), Rampart Waterblast, Inc., Spider Staging Corporation, Power Climber and affiliated companies ("Power Climber"), Dynovation Inc. ("Dynovation") and three majority owned joint ventures including Flow Japan Corporation ("Flow Japan"). All significant intercompany transactions have been eliminated.

OPERATIONS

     The Company develops and manufactures ultrahigh-pressure ("UHP") waterjet cutting, cleaning and factory automation systems, and powered access equipment for the manufacturing, industrial cleaning and construction services markets. The Company provides products to a wide variety of industries, including the automotive, aerospace, disposable products, food processing, and construction industries. Equipment is designed, developed, and manufactured at the Company's principal facilities in Kent, Washington, and at manufacturing facilities in Johnstown, Pennsylvania; Jeffersonville, Indiana; and in Burlington, Canada.
The Company markets its products to customers worldwide through its principal offices in Kent, its subsidiaries in Belgium, Canada, Germany, Japan, and Taiwan, and through regional offices in major U.S. cities.

REVENUE RECOGNITION

     Revenues are recognized at the time of shipment for products and certain types of systems, and under percentage of completion, measured by the cost to cost method, for other types of systems, and at the time of service or rental with respect to service and rental revenues. Products are warranted to be free from material defects for a period of one year from the date of shipment. Warranty obligations are limited to the repair or replacement of products. The Company's warranty accrual is reviewed quarterly by management for adequacy based upon recent shipments and historical warranty expense. Credit is issued for product returns upon receipt of the returned goods, or, if material, at the time of notification and approval.

     Services revenues primarily consist of revenues related to hydrodemolition services. Rental revenues consist of charges to customers for the temporary use of access system equipment.

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

INTANGIBLE ASSETS

     Intangible assets represent goodwill which is amortized on a straight-line basis over fifteen years.

     In March 1995, the Financial Accounting Standards Board issued FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," ("FAS 121"). The Company plans to adopt FAS 121 in fiscal 1997, however the Company does not expect the adoption to result in a material impact on the financial position, results of operations or cash flows of the Company.

INCOME TAXES

     The Company accounts for income taxes under the asset and liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recorded.

EARNINGS PER SHARE

     Primary earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding plus the common stock equivalents attributable to dilutive stock options during each period.

     Net income available to common stockholders is computed by subtracting preferred stock dividends from net income. The weighted average number of shares outstanding, including equivalent shares where required, for the years ended April 30, 1996, 1995, and 1994 were 15,071,000, 14,460,000, and 14,091,000, respectively. Fully diluted earnings per share do not differ materially from primary earnings per share. Equivalent shares are not included as part of the shares outstanding in loss per share calculations.

FOREIGN CURRENCY TRANSLATION

     The functional currency of Flow Asia is the New Taiwan dollar; of Flow Europe, the U.S. dollar; of Dynovation, the Canadian dollar; of Power Climber N.V. (part of Power Climber), the Belgian franc; and of Flow Japan, the Japanese yen. All assets and liabilities of these foreign subsidiaries are translated at year-end or historical exchange rates, as appropriate. Income and expense accounts of the foreign subsidiaries are translated at the average rates in effect during the year, except that Flow Europe depreciation and cost of sales are translated at historical rates. Adjustments resulting from the translation of Flow Asia, Dynovation, Power Climber N.V., and Flow Japan's financial statements are recorded in the cumulative translation adjustment account in the stockholders' equity section of the Consolidated Balance Sheets. Adjustments resulting from the remeasurement of Flow Europe's accounts are included in the Consolidated Statements of Income.

STATEMENTS OF CASH FLOWS

     For the purposes of the Consolidated Statements of Cash Flows, the Company considers short-term investments with maturities from the date of purchase of three months or less, if any, to be cash equivalents.

CONCENTRATION OF CREDIT RISK

     In countries or industries where the Company is exposed to material credit risk, sufficient collateral, including cash deposits and/or letters of credit, is required prior to the completion of a transaction. The Company does not believe there is a material credit risk beyond that provided for in the financial statements in the ordinary course of business. The Company makes use of foreign exchange contracts to cover some transactions denominated in foreign currencies, and does not believe there is an associated material credit or financial statement risk. As of April 30, 1996 the Company had option dated forward contracts totaling $1.1 million to sell German marks at an average price of 1.49 German marks to the US dollar. These contracts will be settled during fiscal 1997. The current year gains and losses were not significant.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     All financial instruments on the balance sheet as of April 30, 1996 and 1995 are valued at cost which approximates fair value with the exception of the Company's investment in Phenix Biocomposites, Incorporated, ("Phenix") (see Note
4).

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates that are particularly susceptible to significant change in the near term are percentage of completion estimates and the adequacy of the allowance for obsolete inventory, warranty obligations and doubtful accounts receivable.

RECLASSIFICATIONS

Certain 1995 and 1994 amounts have been reclassified to conform with the 1996 presentation.



NOTE 2 - BUSINESS COMBINATIONS:
- -------------------------------------------------------------------------------

     On November 11, 1994, Spider entered into a licensing agreement with Ark Systems, Inc. at a cost of $400,000. This division of the Company, designs and manufactures a range of access containment systems which are used in under-bridge applications for surface preparation, lead-paint abatement, cleaning and maintenance. The agreement gives Spider the exclusive worldwide marketing and manufacturing rights to the Ark product line for five years.

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

     In April 1995, Power Climber N.V. invested approximately $380,000 to become a majority partner in a joint venture with Consortium Europeen du Materiel ("CEM"). CEM operates three access systems sales, service and rental operations in France.

     In May 1995, the Company invested approximately $600,000 in a majority interest in a joint venture with Okura & Co., Ltd. ("Okura"), its exclusive Japanese distributor, to form Flow Japan. The joint venture supplies the Japanese market with UHP equipment.

     During fiscal 1996, a pre-acquisition contingency related to the valuation of work in process inventory of a fiscal 1995 acquisition was resolved. This resulted in an additional $600,000 of goodwill being recorded.


NOTE 3 - PRO FORMA FINANCIAL INFORMATION (UNAUDITED):
- -------------------------------------------------------------------------------

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



NOTE 4 - RELATED PARTY TRANSACTIONS:
- -------------------------------------------------------------------------------

     On July 31, 1993, Okura America, a subsidiary of Okura, exercised its option to convert its Series A Convertible Preferred Stock into 518,995 shares of common stock at $4.817 per common share.

     In August 1992, the Company entered into a stock purchase agreement with Phenix. The Company contributed cash and certain equipment valued at cost. The book value of the investment is $484,000 and $609,000 at April 30, 1996 and 1995, respectively and is being accounted for under the cost method. During fiscal 1996 the Company sold 46,153 shares representing 20.6% of its holdings of Phenix and recorded a gain of $175,000 which is included in other income. Currently, the Company's CEO and president is a member of the board of directors of Phenix.

NOTE 5 - INVENTORIES:
- ------------------------------------------------------------------------------

Inventories consist of the following:

                                                               April 30,
                                                           1996          1995
                                                         -------       -------
     Raw Materials and Parts                             $23,334       $17,999
     Work in Process                                       6,339         4,432
     Finished Goods                                        7,268         6,993
                                                         -------       -------
                                                          36,941        29,424
     Less: Provision for Slow-Moving
        and Obsolete Inventory                             2,352         2,205
                                                         -------       -------
                                                         $34,589       $27,219
                                                         -------       -------
                                                         -------       -------


NOTE 6 - PROPERTY AND EQUIPMENT:
- ------------------------------------------------------------------------------

Property and equipment are as follows:

                                                                April 30,
                                                           1996          1995
                                                          ------        -----

     Land and Buildings                                     $592          $592
     Machinery and Equipment                              47,132        43,426
     Furniture and Fixtures                                2,730         2,097
     Leasehold Improvements                                5,864         4,560
     Construction in Progress                              2,132           507
                                                          ------        ------
                                                          58,450        51,182
     Less: Accumulated Depreciation and
       Amortization                                       31,367        26,649
                                                          ------        ------
                                                         $27,083       $24,533
                                                          ------        ------
                                                          ------        ------

NOTE 7 - NOTES PAYABLE AND LONG-TERM OBLIGATIONS:
- ------------------------------------------------------------------------------

Current notes payable are as follows:

                                                           April 30,
                                                       1996           1995
                                                      ------        -------

     Flow Japan Notes Payable                         $1,523  $        -
     Power Climber N.V. Notes Payable                    460            646
     Dynovation Notes Payable                             77            351
     Other Notes Payable                                 244            617
                                                      ------         ------
                                                      $2,304         $1,614
                                                      ------         ------
                                                      ------         ------


Long-term obligations are as follows:

                                                             April 30,
                                                        1996           1995
                                                       ------         ------

     Flow Line of Credit and Term Loans Payable        $31,239        $32,679
     Private Debt Placement                             15,000              -
     Guarantee of ESOP Loan                                 92            184
     Power Climber Acquisition Note                        294          1,294
                                                       -------        -------
                                                        46,625         34,157
     Less: Current Portion                               1,035            798
                                                       -------        -------
                                                       $45,590        $33,359
                                                       -------        -------
                                                       -------        -------


     In September 1995, the Company signed a five-year secured credit agreement (the "Credit Agreement") to refinance its domestic borrowings. In September 1995 the Company also completed a ten-year $15 million private placement of debt (the "Private Placement").

     The Company's Credit Agreement provides for a revolving line of credit of up to $60 million, split equally between two financial institutions, which expires on November 30, 2000. The amount which can be borrowed is limited based upon certain debt covenant restrictions. Interest rates under the Credit Agreement are at the bank's prime rate or are linked to LIBOR, at the Company's option. The funded debt ratio determines the LIBOR based interest rate. Based on the Company's election, borrowings under the Credit Agreement are primarily at LIBOR plus 1.35%. The Company had borrowed $28.1 million under the Credit Agreement as of April 30, 1996. The Company pays 0.1% as an unused commitment fee. As of April 30, 1996, the Company had approximately $9.3 million of available domestic unused line of credit. The Company elected a 30-day LIBOR, which at April 30, 1996 was 5.4%. The Private Placement is a ten-year note with seven equal principal payments beginning in September 1999. The Company pays interest semi-annually at a fixed rate of 7.2%. The Credit Agreement and Private Placement are collateralized by a general lien on the Company's assets.

     The unsecured notes payable by Power Climber N.V. are denominated in Belgian francs, and provide for interest at 7.5% at April 30, 1996. Power Climber N.V. has approximately $90,000 in unused credit facilities at April 30, 1996.

     The notes payable by Dynovation are collateralized by trade accounts receivable and inventory, and are denominated in Canadian dollars at an interest rate of Canadian prime plus 0.5%. Dynovation has approximately $480,000 in unused credit facilities at April 30, 1996.

     A $1 million standby letter of credit has been issued by the Company's principal bank to the Company's Japanese bank, to secure a credit facility for use by Flow Japan. The notes payable by Flow Japan are denominated in Japanese yen at interest rates ranging from 1.7% to 1.9% at April 30, 1996. Flow Japan has approximately $285,000 in unused credit facilities at April 30, 1996.

     Line of credit and term loans payable at April 30, 1996 include the domestic borrowings of $28.1 million, and $3.1 million of foreign debt in Germany, Belgium and France as discussed below.

     A $2.5 million standby letter of credit has been issued by the Company's principal bank to the Company's German bank, to secure a credit facility for use by Flow Europe. As of April 30, 1996, Flow Europe had approximately $1.4 million in term loans outstanding. Interest is payable monthly at a rate of 4.75%, with principle due in fiscal 1998. At April 30, 1996, Flow Europe had an unused $1.1 million credit facility.

     The Company has approximately $1 million in term debt denominated in Belgian francs at interest rates ranging from 6.6% to 9.8% at April 30, 1996. Principal and interest is paid monthly through fiscal 1999.

     The Company has approximately $700,000 in term debt denominated in French francs at interest rates ranging from 7.6% to 8.3% at April 30, 1996. Principal and interest is paid monthly through fiscal 1999.

     In September 1989, the Company guaranteed a loan of $844,000 funding the purchase of 250,000 shares of the Company's common stock by the Flow International Corporation Employee Stock Ownership Plan and Trust (the "ESOP"). The loan bears interest, payable quarterly, at 93% of the bank's prime rate and is due in annual installments of $92,000 through fiscal 1997 (see Note 9). The loan is secured by the Company's common stock owned by the ESOP; security for the Company's guarantee is provided in conjunction with the Credit Agreement.

     In April 1993, the Company executed promissory notes totaling $2,262,000 to the previous owners of Power Climber in conjunction with the acquisition of assets. During fiscal 1996 the Company elected to payoff all but one of the promissory notes. The remaining note requires monthly payment of principal and interest, at 7.25%, through fiscal 2003.

     The Company is required to comply with certain covenants relating to the Credit Agreement and Private Placement including restrictions on dividends and transactions with affiliates, limitations on additional indebtedness, and maintenance of tangible net worth, working capital, fixed charge coverage, funded debt and debt service ratios. As of April 30, 1996, the Company was in compliance with all such covenants.

     Principal payments under long-term obligations for the next five years and thereafter are as follows: $1,035,000 in 1997, $2,091,000 in 1998, $270,000 in
1999, $48,000 in 2000, $28,127,000 in 2001, and $15,054,000 thereafter.



NOTE 8 - INCOME TAXES:
- ------------------------------------------------------------------------------

     In May 1993, the Company prospectively adopted Statement of Financial Accounting Standards No. 109 ("FAS 109"), "Accounting for Income Taxes". The adoption of FAS 109 resulted in income recognition of $401,000 which was reflected as a change in accounting principle in the year ended April 30, 1994.

The components of consolidated income before income taxes and change in accounting principle, and the provision for income taxes are as follows:

                                                   Year Ended April 30,
                                                 ------------------------
                                                 1996      1995      1994
                                                 ----      ----      ----
Income Before Income Taxes and Change
 in Accounting Principle:
  Domestic                                       $8,038   $8,994   $3,319
  Foreign                                           864      265     (207)
                                                 ------   ------   ------
  Total                                          $8,902   $9,259   $3,112
                                                 ------   ------   ------
                                                 ------   ------   ------



     The provision for income taxes comprises:

                                                  Year Ended April 30,
                                          ------------------------------------
                                             1996           1995          1994
                                           ------         ------        ------
Current Tax Expense:
  Domestic                                 $2,309          $ 749         $ 652
  State and Local                             425            271            42
  Foreign                                     630             63           552
                                           ------          -----         -----
  Total                                     3,364          1,083         1,246

 Deferred Tax Liability (Benefit)          (1,547)           448          (686)
                                           ------          -----         -----

Total Provision for Income Taxes           $1,817         $1,531       $   560
                                           ------          -----         -----
                                           ------          -----         -----

     Net deferred tax assets (liabilities) comprise the following:


                                        April 30, 1996    April 30, 1995
                                        --------------    --------------


Fixed assets                              ($  525)           ($  435)
Obsolete inventory provisions                 543                491
Net operating loss carryover                3,420              3,603
Subpart F income                              228                298
Foreign taxes                                (412)              (190)
Accounts receivable allowances                 66                179
Inventory capitalization                      134                187
AMT Credits                                 1,234              1,234
All other                                     383                412
                                           ------              -----
     Subtotal                               5,071              5,779
Valuation allowance                        (2,407)            (4,692)
                                           ------              -----
Total Net Deferred Taxes                   $2,664             $1,087
                                           ------              -----
                                           ------              -----

     A reconciliation of income taxes at the federal statutory rate to the provision for income taxes is as follows:


                                                  Year Ended April 30,
                                           -----------------------------------
                                             1996          1995           1994
                                           ------        ------         ------
Income taxes at federal statutory rate     $3,026        $3,148         $1,058
Foreign sales corporation benefit            (196)         (162)          (143)
Foreign operations expense                    279           541            244
Change in valuation allowance              (2,285)       (2,504)          (599)
State and local taxes                         281           179             28
Alternative minimum tax - domestic            822           200              -
Other                                        (110)          129            (28)
                                           ------        ------          ------

Income tax provision                       $1,817        $1,531         $  560
                                           ------        ------          ------
                                           ------        ------          ------


     As of May 1, 1996, the Company had approximately $6 million of net operating loss carryforwards to offset certain Flow earnings for federal income tax purposes. Of the $6 million carryforward, $943,000 was currently available An additional $943,000 becomes available each fiscal year. These net operating loss carryforwards expire in varying amounts through the year 2003.

     Because of current and expected future earnings, the Company expects increased utilization of its net operating loss carryforwards and tax credits. Therefore, the valuation allowance was reduced by a net tax effected amount of $2,285,000 in fiscal 1996.

     Provision has not been made for U.S. income taxes or foreign withholding taxes on $2,553,000 of undistributed earnings of foreign subsidiaries. Those earnings have been and will continue to be reinvested. These earnings could become subject to additional tax if they were remitted as dividends, if foreign earnings were lent to the Company or a U.S. affiliate, or if the

Company should sell its stock in the subsidiaries. It is not practicable to estimate the amount of additional tax that might be payable on the foreign earnings; however, the Company believes that U.S. foreign tax credits would largely eliminate any U.S. tax and offset any foreign tax.


NOTE 9 - VOLUNTARY PENSION AND SALARY DEFERRAL PLAN AND ESOP PLAN:
- ------------------------------------------------------------------------------

     The Company has a 401(k) savings plan in which employees may contribute a percentage of their compensation. The Company makes contributions based on emplyee contributions and length of employee service. Company contributions and expenses under the plan for the years ended April 30, 1996, 1995, and 1994 were $689,000, $531,000, and $520,000, respectively.

     In September 1989, the Company established an ESOP for all employees meeting certain service requirements. Company contributions to the ESOP are discretionary; however, the Company has agreed to make contributions as necessary to fund the repayment of the ESOP loan (see Note 7). During the years ended April 30, 1996, 1995 and 1994, the Company recorded compensation and interest expense related to the ESOP of $121,000, $109,000 and $110,000, respectively.


NOTE 10 - STOCK OPTIONS:
- ------------------------------------------------------------------------------

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

     1995 LONG-TERM INCENTIVE PLAN (THE "1995 LTI PLAN"). The 1995 LTI Plan was adopted in August 1995. Incentive and nonqualified stock options up to 750,000 shares may be issued under this plan.

     During the years ended April 30, 1996, 1995 and 1994, a total of 182,000, 127,000 and 205,000 options, respectively, were exercised under all stock option plans of the Company at an average price of $3.04, $1.52 and $1.67 per share, respectively.

     All options become exercisable upon a change in control of the Company. Options have a two-year vesting schedule, and are granted at fair market value.



The following chart summarizes the status of the options at April 30, 1996:




                                            1987 and       1991
                            1984 Restated     Other      SO Plan and
                                 and        Nonemployee    1995
                              ADMAC Plan  Directors Plan  LTI Plan   Total
                            ------------- -------------- ----------  -------

Number of options                 310,250    241,000    947,575   1,498,825
 outstanding
Number of options                 310,250    207,000    588,175   1,105,425
 vested
Average exercise                   $2.32      $6.46      $6.66       $5.73
 price per share

     In October 1995 the Financial Accounting Standards Board issued FAS 123 "Accounting for Stock Based Compensation," ("FAS 123"), which establishes financial accounting and reporting standards for stock based employee compensation plans and for the issuance of equity instruments to acquire goods and services from non-employees. The Company plans to adopt FAS 123 in fiscal 1997 through disclosure only.





NOTE 11 - PREFERRED SHARE RIGHTS PURCHASE PLAN:
- ------------------------------------------------------------------------------

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




NOTE 12 - COMMITMENTS AND CONTINGENCIES:
- ------------------------------------------------------------------------------

     The Company rents certain facilities and equipment under agreements treated for financial reporting purposes as operating leases. The majority of leases currently in effect are renewable for periods of two to five years.
 Rent expense under these leases was approximately $4,041,000, $2,724,000, and $2,687,000 for the years ended April 30, 1996, 1995 and 1994, respectively.

     Future minimum rents payable under operating leases for years ending April 30 are as follows:

                       Year Ending April 30,
                       ----------------------

                         1997    $ 3,318
                         1998      2,480
                         1999      1,858
                         2000      1,705
                         2001      1,660
                   Thereafter      5,911
                                 -------
                                 $16,932
                                 -------
                                 -------



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

     At any point in time covered by these financial statements, there are outstanding product liability claims against the Company, and incidents are known to management which may result in future claims. Management, in conjunction with defense counsel, periodically reviews the likelihood that such product claims and incidents will result in adverse judgments, the estimated amount of such judgments and costs of defense, and accrues liabilities as appropriate.

     Recoveries, if any, may be realized from indemnitors, codefendants, insurers or insurance guaranty funds. Management, based on estimates provided by the Company's legal counsel on such claims, believes its insurance coverage is adequate.

     Management estimates the range of the Company's future exposure amounts relating to unresolved claims at April 30, 1996, aggregate from approximately $0 to $400,000 before recoveries and between $0 and $200,000 net of recoveries.

     Included in Other Income (Expense), net, in the years ended April 30, 1996, 1995 and 1994 are product liability claim settlements of approximately $102,000, $32,000, and $20,000, respectively.

NOTE 13 - FOREIGN OPERATIONS:

- ------------------------------------------------------------------------------

                     UNITED             OTHER      ADJUSTMENTS &
                     STATES   EUROPE   FOREIGN     ELIMINATIONS   CONSOLIDATED
- ------------------------------------------------------------------------------


1996
- ------------------------------------------------------------------------------
Revenues:
  Customers (1)     $85,810  $32,394   $26,701     $    -          $144,905
  Inter-area (2)     13,284     -          897      (14,181)              -
- ------------------------------------------------------------------------------
Total revenues       99,094   32,394    27,598      (14,181)        144,905
- ------------------------------------------------------------------------------

Operating Income Before
 Corporate
   Expenses          15,223    1,556       196                       16,975
  Corporate
   Expenses                                                          (5,218)
                                                                    -------
Operating Income                                                    $11,757
                                                                    -------

Identifiable
  Assets            $93,725  $13,065   $19,703                     $126,493
                                                                   --------


1995
- ------------------------------------------------------------------------------
Revenues:
 Customers (1)      $79,406  $19,714   $10,890       $    -       $110,010
 Inter-area (2)       8,347        -     1,094       (9,441)             -
- ------------------------------------------------------------------------------
Total revenues       87,753   19,714    11,984       (9,441)       110,010
- ------------------------------------------------------------------------------

Operating Income
 Before Corporate
 Expenses            15,413      366       511                      16,290
Corporate Expenses                                                  (4,627)
                                                                   -------
Operating Income                                                   $11,663
                                                                   -------

Identifiable Assets $70,357  $16,316   $18,811                    $105,484
                                                                   -------
1994
- ------------------------------------------------------------------------------
Revenues:
 Customers (1)      $69,205  $13,476    $5,951    $       -        $88,632
 Inter-area (2)       8,203        -       718       (8,921)             -
- ------------------------------------------------------------------------------
Total revenues       77,408   13,476     6,669       (8,921)        88,632
- ------------------------------------------------------------------------------

Operating Income
 (Loss) Before
 Corporate Expenses   8,512     (753)      518                       8,277
Corporate Expenses                                                  (4,268)
                                                                    ------
Operating Income                                                    $4,009
                                                                    ------

Identifiable Assets $60,339   $12,066    $5,823                    $78,228
                                                                    ------

(1) U.S. sales to unaffiliated customers in foreign countries were $5,978,000, $6,881,000 and $5,058,000 in fiscal 1996, 1995, and 1994, respectively.
(2) Inter-area sales to affiliates represent products which were transferred between geographic areas at negotiated prices. These amounts have been eliminated in the consolidation.

NOTE 14 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):
- ------------------------------------------------------------------------------



Fiscal 1996 Quarters       First     Second      Third     Fourth        Total
- --------------------       -----     ------      -----     ------        -----

Revenue                    $33,013    $35,622  $35,641    $40,629     $144,905
Gross Profit                13,905     14,191   13,826     15,508       57,430
Net Income                   2,060      1,806    1,151      2,068        7,085
Earnings Per Share*            .14        .12      .08        .14          .47


Fiscal 1995 Quarters       First     Second      Third     Fourth        Total
- --------------------       -----     ------      -----     ------        -----

Revenue                    $24,509    $26,758  $27,187    $31,556     $110,010
Gross Profit                10,438     11,600   10,954     13,319       46,311
Net Income                   1,649      2,162    1,616      2,301        7,728
Earnings Per Share             .12        .15      .11        .15          .53


Fiscal 1994 Quarters       First     Second      Third     Fourth        Total
- --------------------       -----     ------      -----     ------        -----

Revenue                    $19,355    $24,591  $20,555    $24,131      $88,632
Gross Profit                 8,809     10,206    6,008     10,055       35,078
Income (Loss) Before
 Change Accounting
 Principle                   1,109      1,802   (1,794)     1,435        2,552
Net Income (Loss)            1,510      1,802   (1,794)     1,435        2,953
Earnings (Loss) Per
 Share Before Change in
 Accounting Principle          .08        .13     (.13)       .10          .18
Earnings (Loss) Per Share      .11        .13     (.13)       .10          .21


*The total of the four quarters does not equal the year due to rounding.

                          FLOW INTERNATIONAL CORPORATION
                                  SCHEDULE VIII
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)




                                          Additions
                                    ---------------------
                      Balance at   Charged to   Charged               Balance
                      Beginning   Costs and    to Other               at End
Classification        of Period     Expenses    Accounts  Deductions* of Period
- --------------        ---------    ----------   --------  ---------- ----------
Year Ended April 30:
- --------------------
Allowance for
 Doubtful Accounts
- ------------------
1996                    $1,150        $576                 $ (540)     $1,186
1995                       908         480                   (238)      1,150
1994                       846         324                   (262)        908

Provision for Slow-Moving
 and Obsolete Inventory
- -----------------------
1996                    $2,205        $248                $  (101)     $2,352
1995                     2,093         324                   (212)      2,205
1994                     2,007         269                   (183)      2,093

__________
*  Write-offs of uncollectible accounts and disposal of obsolete inventory.

                                 PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
- ------------------------------------------------------------------------------

     Information regarding directors and executive officers of the registrant is incorporated herein by reference from the Company's Proxy Statement.


ITEM 11. EXECUTIVE COMPENSATION.
- ------------------------------------------------------------------------------

     Information regarding executive compensation is incorporated herein by reference from the Company's Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
- ------------------------------------------------------------------------------

     Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
- ------------------------------------------------------------------------------

     Information regarding certain relationships and related transactions is incorporated herein by reference from the Company's Proxy Statement.

                                       PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
- ------------------------------------------------------------------------------

(a)  The following documents are filed as a part of this report:

     1.   Consolidated Financial Statements.

          See Item 8 of Part II for a list of the Financial Statements filed as part of this report.

     2.   Financial Statement Schedules.

          See Item 8 of Part II for a list of the Financial Statement Schedules filed as part of this report.

     3.   Exhibits.  See subparagraph (c) below.

(b)  Reports on Form 8-K -

          The Company filed a Current Report on Form 8-K on May 21, 1996 reporting the resignation of Elaine P. Scherba, Vice President and Chief Financial Officer.

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

10.4 Flow International Corporation 1995 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.4 to the registrant's Annual Report on Form 10-K for the year ended April 30, 1995.)

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

10.14 Dynovation Agreement. (Incorporated by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K dated December 15, 1994.)

10.15 Credit agreement amount Flow International Corporation, as borrower, the Lenders listed herein, as lenders, and US Bank of Washington, N.A. as agent for lenders dated September 25, 1995. (Incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the period ended October 31, 1995.)

10.16 Note purchase agreement dated September 1, 1995. (Incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the period ended October 31, 1995.)

10.17     Form of Change in Control Agreement

21.1      Subsidiaries of the Registrant

23.1      Consent of Independent Accountants

27.1      Financial Data Schedule

                                      SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FLOW INTERNATIONAL CORPORATION

July 22, 1996

                              /s/ Ronald W. Tarrant
                              ----------------------------
                              Ronald W. Tarrant
                              Chairman, President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the behalf of the registrant and in the capacities on this 22th day of July, 1996


     Signature                                    Title
     ---------                                    -----

/s/ Ronald W. Tarrant         Chairman, President, Chief Executive Officer
- --------------------------    (Principal Executive Officer)
Ronald W. Tarrant



/s/ Stephen D. Reichenbach    Vice President Finance, Treasurer and Interim
- --------------------------    Chief Financial Officer
Stephen D. Reichenbach        (Principal Financial Officer & Principal
                              Accounting Officer)

/s/ Ronald D. Barbaro         Director
- --------------------------
Ronald D. Barbaro


/s/ John S. Cargill           Director
- --------------------------
John S. Cargill


/s/ Daniel J. Evans           Director
- --------------------------
Daniel J. Evans

     Signature                                    Title
     ---------                                    -----


/s/ Arlen I. Prentice         Director
- --------------------------
Arlen I. Prentice


/s/ J. Michael Ribaudo        Director
- -------------------------
J. Michael Ribaudo


/s/ Kenneth M. Roberts        Director
- -------------------------
Kenneth M. Roberts


/s/ Dean D. Thornton          Director
- -------------------------
Dean D. Thornton