Form 10-Q
period 1996-07-31
FLOW INTERNATIONAL CORP
filed 1996-09-06
CIK 713002

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1996

                                          OR

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    ---------

Commission file number 2-81315

                            FLOW INTERNATIONAL CORPORATION

             DELAWARE                                    91-1104842
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

The number of shares outstanding of common stock, as of August 30, 1996:
14,586,969 shares.

                            FLOW INTERNATIONAL CORPORATION
                                        INDEX

                                                                          Page
                                                                          ----
Part I - FINANCIAL INFORMATION

    Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets -
           July 31, 1996 and April 30, 1996............................... 3

         Condensed Consolidated Statements of Income -
           Three Months Ended July 31, 1996 and 1995...................... 4

         Condensed Consolidated Statements of Cash Flows -
           Three Months Ended July 31, 1996 and 1995...................... 5

         Notes to Condensed Consolidated Financial Statements............. 6

    Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations................... 7

Part II - OTHER INFORMATION

    Item 1.  Legal Proceedings............................................ 9

    Item 2.  Changes in Securities........................................ 9

    Item 3.  Defaults Upon Senior Securities.............................. 9

    Item 4.  Submission of Matters to a Vote
             of Security Holders.......................................... 9

    Item 5.  Other Information............................................ 9

    Item 6.  Exhibits and Reports on Form 8-K............................. 9

Signatures................................................................10

                            FLOW INTERNATIONAL CORPORATION
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                         (in thousands, except share amounts)


                                                                  July 31,      April 30,
                                                                    1996           1996
                                                                 ---------      ---------
                                                                (unaudited)
          ASSETS
          ------
Current Assets:
  Cash                                                           $   3,273      $   3,845
  Trade Accounts Receivable, less allowances for
     doubtful accounts of $1,373 and $1,186, respectively           36,464         35,467
  Inventories                                                       36,261         34,589
  Deferred Income Taxes                                              1,965          1,965
  Other Current Assets                                               4,574          4,978
                                                                 ---------      ---------
Total Current Assets                                                82,537         80,844
Property and Equipment, net                                         27,533         27,083
Intangible Assets, net of accumulated
  amortization of $3,651 and $3,294, respectively                   13,544         13,901
Deferred Income Taxes                                                  712            699
Other Assets                                                         4,196          3,966
                                                                 ---------      ---------
                                                                 $ 128,522      $ 126,493
                                                                 ---------      ---------
                                                                 ---------      ---------

  LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------
Current Liabilities:
  Notes Payable                                                    $ 2,130        $ 2,304
  Current Portion of Long-Term Obligations                             926          1,035
  Accounts Payable                                                  12,334         12,088
  Accrued Payroll and Related Liabilities                            4,446          3,942
  Other Accrued Taxes                                                  858            590
  Other Accrued Liabilities                                          3,778          3,019
                                                                 ---------      ---------
Total Current Liabilities                                           24,472         22,978
Long-Term Obligations                                               44,050         45,590
Minority Interest                                                      755            865

Shareholders' Equity:
  Series A 8% Convertible Preferred Stock -
     $.01 par value, $500 liquidation preference,
     1,000,000 shares authorized, 0 issued
  Common Stock - $.01 par value, 20,000,000 shares authorized
     14,857,297 and 14,580,894 shares issued and outstanding,
     respectively, at July 31, 1996
     14,784,647 and 14,508,244 shares issued and outstanding,
     respectively, at April 30, 1996                                   149            148
  Capital in Excess of Par                                          38,299         38,038
  Retained Earnings                                                 20,773         18,541
  Treasury Common Stock of 276,403 shares at cost                     (556)          (556)
  Cumulative Translation Adjustment                                    649            981
  Loan to Employee Stock Ownership Plan & Trust                        (69)           (92)
                                                                 ---------      ---------
Total Stockholders' Equity                                          59,245         57,060
                                                                 ---------      ---------
                                                                 $ 128,522      $ 126,493
                                                                 ---------      ---------
                                                                 ---------      ---------



                         See Accompanying Notes to Condensed
                          Consolidated Financial Statements

                            FLOW INTERNATIONAL CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        (in thousands, except per share data)
                                     (unaudited)

                                                          Three Months Ended
                                                                 July 31,
                                                        -----------------------
                                                           1996           1995
Revenue:
  Sales                                                 $32,353        $24,900
  Services                                                5,236          5,341
  Rentals                                                 3,340          2,772
                                                        --------       --------
    Total Revenues                                       40,929         33,013

Cost of Sales:
  Sales                                                  19,244         14,063
  Services                                                3,808          3,788
  Rentals                                                 1,604          1,257
                                                        --------       --------
    Total Cost of Sales                                  24,656         19,108
                                                        --------       --------

Gross Profit                                             16,273         13,905

Expenses:
  Marketing                                               6,232          5,254
  Research and Engineering                                2,167          1,824
  General and Administrative                              4,102          3,668
                                                        --------       --------
                                                         12,501         10,746
                                                        --------       --------

Operating Income                                          3,772          3,159

Interest and Other Expense, net                            (629)          (501)
                                                        --------       --------

Income Before Provision for Income Taxes                  3,143          2,658

Provision for Income Taxes                                  911            598
                                                        --------       --------

Net Income                                              $ 2,232        $ 2,060
                                                        --------       --------
                                                        --------       --------

Earnings Per Common and Equivalent Shares               $   .15        $   .14
                                                        --------       --------
                                                        --------       --------


                         See Accompanying Notes to Condensed
                          Consolidated Financial Statements

                            FLOW INTERNATIONAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (in thousands)
                                     (unaudited)

                                                             Three Months Ended
                                                                   July 31,
                                                            -------------------
                                                              1996       1995
Cash Flows from Operating Activities:

  Net Income                                                $ 2,232    $ 2,060
  Adjustments to Reconcile Net Income to Cash
    Provided (Used) by Operating Activities:
    Depreciation and Amortization                             1,949      1,721
    Other                                                        23         23
    Increase in assets                                       (2,508)    (3,213)
    Increase (decrease) in liabilities                        1,667     (1,562)
                                                            --------   --------
  Cash provided (used) by operating activities                3,363       (971)
                                                            --------   --------

Cash Flows from Investing Activities:

  Expenditures for property and equipment                    (2,023)    (2,002)
  Payment for business combination, net of cash acquired                  (186)
  Other                                                         (19)       129
                                                            --------   --------
  Cash used by investing activities                          (2,042)    (2,059)
                                                            --------   --------

Cash Flows from Financing Activities:

  Borrowings (repayments) under line of
    credit agreements, net                                   (1,785)     4,992
  Payments of long-term debt                                    (38)    (1,004)
  Proceeds from issuance of common stock                        262         70
                                                            --------   --------
  Cash provided (used) by financing activities               (1,561)     4,058
                                                            --------   --------

Effect of exchange rate changes on cash                        (332)      (193)
                                                            --------   --------
Increase (decrease) in cash and cash equivalents               (572)       835
Cash and cash equivalents at beginning of period              3,845      1,074
                                                            --------   --------
Cash and cash equivalents at end of period                  $ 3,273    $ 1,909
                                                            --------   --------
                                                            --------   --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Fair value of assets acquired                                        $ 2,860
  Cash paid for assets acquired                                           (597)
                                                                       --------
  Liabilities assumed                                                  $ 2,263
                                                                       --------
                                                                       --------


                         See Accompanying Notes to Condensed
                          Consolidated Financial Statements

                            FLOW INTERNATIONAL CORPORATION
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       For the Three Months Ended July 31, 1996
                                     (unaudited)


1. In the opinion of the management of Flow International Corporation (the "Company"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, statements of income, and cash flows for the interim periods presented. These interim financial statements should be read in conjunction with the April 30, 1996 consolidated financial statements.

2. Primary earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding plus the equivalent shares attributable to dilutive stock options during each period.

    The weighted average number of shares outstanding, including equivalent shares where required, for the three months ended July 31, 1996 and 1995 were 15,025,000 and 15,002,000, respectively. Fully diluted earnings per share do not differ materially from primary earnings per share.

3.  Inventories consist of the following:
    (in thousands)
                                        July 31, 1996      April 30, 1996
                                        -------------      --------------

    Raw Materials and Parts                 $21,321             $20,982
    Work in Process                           7,548               6,339
    Finished Goods                            7,392               7,268
                                            -------             -------
                                            $36,261             $34,589
                                            -------             -------
                                            -------             -------

                            FLOW INTERNATIONAL CORPORATION
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 1996 AND 1995

    Total revenues for the three months ended July 31, 1996 were $40.9 million, representing an increase of $7.9 million (24%) over the comparable period in the prior year. The increase in sales revenues of $7.5 million (30%) to $32.4 million came primarily from growth in the ultra-high pressure ("UHP") business. Waterjet system sales increased 49% over the prior year. Spare parts also recorded double digit growth and the increase in system sales lays the foundation for further growth of the spares business. Strength in the UHP market was demonstrated in North America where sales increased 50% and in Europe which posted a 29% growth over the prior year. Access related revenues grew 13% as compared to the prior year. Service revenues decreased slightly over the prior year while rental revenues increased 20%.

    Gross profit as a percentage of revenues (gross margin rate) was 40% for the quarter as compared to 42% in the prior year. Comparison of gross margin rates is dependent on the mix of revenue types, which includes sales, services, and rentals; and the mix of spare parts and systems in sales revenues. Robotic systems typically carry lower gross margin rates than the Company's pump, spare parts, and access systems businesses. The decrease in gross margin rate for the quarter was primarily due to a shift in mix towards total system sales.

    Operating expenses of $12.5 million for the quarter ended July 31, 1996 were 31% of revenues as compared to 33% in the prior year. This decrease is reflective of the efforts of management to control costs and will remain a focus of management as the Company grows.

    Interest and other expense, net, of $629,000 represents an increase of $128,000 (26%) over the prior year. This difference relates primarily to foreign exchange gains recorded in the previous year.

    The income tax rate was lower than the statutory rate in both the current and prior year due primarily to lower foreign tax rates, benefits from the foreign sales corporation, and an ongoing review of the Company's FAS 109 valuation allowance. Based upon the expected tax position of the Company for fiscal 1997, taxes have been provided for at 29% versus 22% in the prior year.

    As a result of the above, the Company recorded net income of $2.2 million, or 15 cents per share for the three months ended July 31, 1996, compared to $2.1 million, or 14 cents per share for the same period last year.

                            FLOW INTERNATIONAL CORPORATION
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

    The Company generated $3.4 million in cash from operations during the three months ended July 31, 1996. For the like period in the prior year, the Company used $1 million in its operating activities. Total debt at July 31, 1996 was $47.1 million, down $1.8 million from April 30, 1996. The Company believes that the available credit facilities and working capital generated by operations, will provide sufficient resources to meet its operating and capital requirements. The Company's Credit Agreement and Private Placement require the Company to comply with certain financial covenants. As of July 31, 1996, the Company was in compliance with all such covenants.

    Gross trade receivables at July 31, 1996 increased $1.2 million (3%), from April 30, 1995. This is a function of an increase in sales as well as a change in the mix towards large system sales. Longer payment terms are sometimes negotiated on large system orders. Days sales in gross accounts receivable can be negatively impacted by the traditionally longer payment cycle outside the United States. The Company's management does not believe these timing issues will present a material adverse impact on the Company's short-term liquidity requirements.

    Inventories at July 31, 1996 increased $1.7 million (5%), from April 30, 1996. This increase is primarily in work in process and represents products manufactured by ASI and Dynovation which can require an extended manufacturing period.




SAFE HARBOR STATEMENT:

STATEMENTS IN THIS REPORT THAT ARE NOT STRICTLY HISTORICAL ARE "FORWARD-LOOKING" STATEMENTS WHICH SHOULD BE CONSIDERED AS SUBJECT TO THE MANY UNCERTAINTIES THAT EXIST IN THE COMPANY'S OPERATIONS AND BUSINESS ENVIRONMENT. THESE UNCERTAINTIES, WHICH INCLUDE ECONOMIC AND CURRENCY CONDITIONS, MARKET DEMAND AND PRICING, COMPETITIVE AND COST FACTORS, AND THE LIKE, ARE SET FORTH IN THE FLOW INTERNATIONAL CORPORATION FORM 10-K REPORT FOR 1996 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

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


                                       FLOW INTERNATIONAL CORPORATION



Date:    September 5, 1996             /s/ Ronald W. Tarrant
                                       ----------------------------------
                                       Ronald W. Tarrant
                                       Chairman, President and
                                       Chief Executive Officer
                                       (Principal Executive Officer)



Date:    September 5, 1996             /s/ Stephen D. Reichenbach
                                       ----------------------------------
                                       Stephen D. Reichenbach
                                       Executive Vice President and Chief
                                       Financial Officer (Principal Financial
                                       Officer and Principal Accounting
                                       Officer)