Form 10-Q
period 1996-10-31
FLOW INTERNATIONAL CORP
filed 1996-12-09
CIK 713002

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1996

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
                                        ------     ------

The number of shares outstanding of common stock, as of November 29, 1996:
14,554,269 shares.

                         FLOW INTERNATIONAL CORPORATION
                                      INDEX


                                                                   Page
                                                                   ----

Part I - FINANCIAL INFORMATION

     Item 1.  Condensed Consolidated Financial Statements

       Condensed Consolidated Balance Sheets -
         October 31, 1996 and April 30, 1996.. . . . . . . . . . .   3

       Condensed Consolidated Statements of Income -
         Three Months Ended October 31, 1996 and 1995. . . . . . .   4

       Condensed Consolidated Statements of Income -
         Six Months Ended October 31, 1996 and 1995. . . . . . . .   5

       Condensed Consolidated Statements of Cash Flows -
         Six Months Ended October 31, 1996 and 1995. . . . . . . .   6

       Notes to Condensed Consolidated Financial Statements. . . .   7

     Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.. . . . .   8

Part II - OTHER INFORMATION

     Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . .   11

     Item 2.  Changes in Securities. . . . . . . . . . . . . . . .   11

     Item 3.  Defaults Upon Senior Securities. . . . . . . . . . .   11

     Item 4.  Submission of Matters to a Vote
                of Security Holders. . . . . . . . . . . . . . . .   11

     Item 5.  Other Information. . . . . . . . . . . . . . . . . .   11

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . .   11

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12

                         FLOW INTERNATIONAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                       October 31,    April 30,
                                                           1996          1996
                                                       ----------    ---------
                                                       (unaudited)
             ASSETS
Current Assets:
  Cash                                                 $    3,502    $   3,845
  Trade Accounts Receivable, less allowances
    for doubtful accounts of $1,355 and $1,186,
    respectively                                           40,959       35,467
  Inventories                                              36,986       34,589
  Deferred Income Taxes                                     1,965        1,965
  Other Current Assets                                      4,887        4,978
                                                       ----------    ---------
Total Current Assets                                       88,299       80,844
Property and Equipment, net                                27,532       27,083
Intangible Assets, net of accumulated
  amortization of $3,903 and $3,294, respectively          13,292       13,901
Deferred Income Taxes                                         712          699
Other Assets                                                4,300        3,966
                                                       ----------    ---------
                                                       $  134,135    $ 126,493
                                                       ----------    ---------
                                                       ----------    ---------

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Notes Payable                                        $    1,867    $   2,304
  Current Portion of Long-Term Obligations                    948        1,035
  Accounts Payable                                         12,009       12,088
  Accrued Payroll and Related Liabilities                   4,734        3,942
  Other Accrued Taxes                                         856          590
  Other Accrued Liabilities                                 3,311        3,019
                                                       ----------    ---------
Total Current Liabilities                                  23,725       22,978
Long-Term Obligations                                      47,970       45,590
Minority Interest                                             412          865

Stockholders' Equity:
  Series A 8% Convertible Preferred Stock -
    $.01 par value, $500 liquidation preference, 1,000,000
    shares authorized, 0 issued
  Common Stock - $.01 par value, 20,000,000 shares
    authorized, 14,895,922 and 14,609,519 shares issued
    and outstanding, respectively, at October 31, 1996
    14,784,647 and 14,508,244 shares issued and
    outstanding, respectively, at April 30, 1996              149          148
  Capital in Excess of Par                                 38,511       38,038
  Retained Earnings                                        23,197       18,541
  Treasury Common Stock, at cost, 286,403 and 276,403
      shares at October 31, 1996 and April 30, 1996,
      respectively                                           (631)        (556)
  Cumulative Translation Adjustment                           833          981
  Loan to Employee Stock Ownership Plan and Trust             (31)         (92)
                                                       ----------    ---------
Total Stockholders' Equity                                 62,028       57,060
                                                       ----------    ---------
                                                       $  134,135    $ 126,493
                                                       ----------    ---------
                                                       ----------    ---------

                       See Accompanying Notes to Condensed
                        Consolidated Financial Statements

                         FLOW INTERNATIONAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (unaudited; in thousands, except per share data)


                                                           Three Months Ended
                                                                October 31,
                                                       -----------------------
                                                           1996          1995
Revenue:
  Sales                                                $   32,302    $  27,238
  Services                                                  5,289        5,127
  Rentals                                                   3,732        3,257
                                                       ----------    ---------
    Total Revenues                                         41,323       35,622

Cost of Sales:
  Sales                                                    18,279       16,328
  Services                                                  3,975        3,750
  Rentals                                                   1,758        1,353
                                                       ----------    ---------
    Total Cost of Sales                                    24,012       21,431
                                                       ----------    ---------

Gross Profit                                               17,311       14,191

Expenses:
  Marketing                                                 6,547        5,359
  Research and Engineering                                  2,085        2,031
  General and Administrative                                4,348        3,713
                                                       ----------    ---------
                                                           12,980       11,103
                                                       ----------    ---------

Operating Income                                            4,331        3,088

Interest and Other Expense, net                              (917)        (758)
                                                       ----------    ---------

Income Before Provision for Income Taxes                    3,414        2,330

Provision for Income Taxes                                    990          524
                                                       ----------    ---------

Net Income                                             $    2,424    $   1,806
                                                       ----------    ---------

Earnings Per Common and Equivalent Shares              $      .16    $     .12
                                                       ----------    ---------
                                                       ----------    ---------

Average Common and Equivalent Shares Outstanding           15,055       15,233


                      See Accompanying Notes to Condensed
                        Consolidated Financial Statements

                         FLOW INTERNATIONAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (unaudited; in thousands, except per share data)


                                                           Six Months Ended
                                                             October 31,
                                                         ---------------------
                                                           1996        1995
Revenue:
  Sales                                                  $ 64,655     $ 52,138
  Services                                                 10,525       10,468
  Rentals                                                   7,072        6,029
                                                         --------      -------
    Total Revenues                                         82,252       68,635

Cost of Sales:
  Sales                                                    37,523       30,391
  Services                                                  7,783        7,538
  Rentals                                                   3,362        2,610
                                                         --------      -------
    Total Cost of Sales                                    48,668       40,539
                                                         --------      -------

Gross Profit                                               33,584       28,096

Expenses:
  Marketing                                                12,779       10,613
  Research and Engineering                                  4,252        3,855
  General and Administrative                                8,450        7,381
                                                         --------      -------
                                                           25,481       21,849
                                                         --------      -------

Operating Income                                            8,103        6,247

Interest and Other Expense, net                            (1,546)      (1,259)
                                                         --------      -------

Income Before Provision for Income Taxes                    6,557        4,988

Provision for Income Taxes                                  1,901        1,122
                                                         --------      -------
Net Income                                               $  4,656      $ 3,866
                                                         --------      -------

Earnings Per Common and Equivalent Shares                $    .31      $   .26
                                                         --------      -------
                                                         --------      -------

Average Common and Equivalent Shares Outstanding           15,042       15,117



                      See Accompanying Notes to Condensed
                        Consolidated Financial Statements

                         FLOW INTERNATIONAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited; in thousands)


                                                           Six Months Ended
                                                             October 31,
                                                         ---------------------
                                                           1996        1995

Cash Flows from Operating Activities:

  Net Income                                             $  4,656     $  3,866
  Adjustments to Reconcile Net Income to Cash
    Provided (Used) by Operating Activities:
    Depreciation and Amortization                           3,714        3,508
    Other                                                      61           50
    Increase in assets                                     (8,145)      (6,598)
    Increase (decrease) in liabilities                        818       (2,997)
                                                         --------      -------
  Cash provided (used) by operating activities              1,104       (2,171)
                                                         --------      -------

Cash Flows from Investing Activities:

  Expenditures for property and equipment                  (3,823)      (5,055)
  Payment for business combination, net of
   cash acquired                                                          (186)
  Other                                                       269          812
                                                         --------      -------
  Cash used by investing activities                        (3,554)      (4,429)
                                                         --------      -------

Cash Flows from Financing Activities:

  Borrowings under line of credit agreements, net           1,943           68
  Proceeds from private debt placement                                  15,000
  Payments of long-term debt                                  (87)      (7,306)
  Proceeds from issuance of common stock                      474           21
  Purchase of treasury stock                                  (75)           _
                                                         --------      -------
  Cash provided by financing activities                     2,255        7,783
                                                         --------      -------

Effect of exchange rate changes on cash                      (148)        (421)
                                                         --------      -------
Increase (decrease) in cash and cash equivalents             (343)         762
Cash and cash equivalents at beginning of period            3,845        1,074
                                                         --------      -------
Cash and cash equivalents at end of period               $  3,502      $ 1,836
                                                         --------      -------
                                                         --------      -------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Fair value of assets acquired                                        $ 2,860
  Cash paid for assets acquired                                           (597)
                                                                       -------
  Liabilities assumed                                                  $ 2,263
                                                                       -------
                                                                       -------


                      See Accompanying Notes to Condensed
                        Consolidated Financial Statements

                         FLOW INTERNATIONAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    For the Six Months Ended October 31, 1996
                                   (unaudited)


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

     The weighted average number of shares outstanding, including equivalent shares where required, for the three months ended October 31, 1996 and 1995 were 15,055,000 and 15,233,000, respectively, and for the six months ended October 31, 1996 and 1995 were 15,042,000 and 15,117,000, respectively.
     Fully diluted earnings per share do not differ materially from primary earnings per share.

3.   Inventories consist of the following:
     (in thousands)
                              October 31, 1996    April 30, 1996
                              ----------------    --------------

     Raw Materials and Parts     $23,223            $20,982
     Work in Process               6,194              6,339
     Finished Goods                7,569              7,268
                                 -------            -------
                                 $36,986            $34,589
                                 -------            -------
                                 -------            -------

4. During fiscal 1996 the Company invested in a joint venture with Okura & Co., Ltd., its exclusive Japanese distributor. The Company is the majority partner, and the business is known as Flow Japan Corporation.

                         FLOW INTERNATIONAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Total revenues for the three months ended October 31, 1996 were $41.3 million, an increase of $5.7 million (16%) over the comparable period in the prior year. Year-to-date revenues of $82.3 million increased $13.6 million (20%) over the first half of fiscal 1996. The revenue increase for the quarter was primarily attributable to growth in the Company's ultrahigh-pressure ("UHP") and factory automation business, while year to date revenue growth was recorded by both UHP and factory automation as well as the access operations. Total revenues in North America rose 16% for the quarter. UHP and factory automation revenues increased 28% for the quarter and 32% year-to-date compared to the prior year periods. The Company's UHP European operations recorded a quarterly revenue increase of 52%, while Asian UHP revenues increased 46% over the prior year. Access systems revenues increased 2% for the quarter and 7% year to date compared to the prior periods a year ago, while the HydroMilling-Registered Trademark- and HydroCleaning-TM- ("Services") revenues decreased 13% and 10% versus the prior year quarter and year to date, respectively. The decrease in the Services business resulted from reduced revenues recognized in fiscal 1997 on the Kennedy Center project as it comes to completion. The Company was recently awarded two Services contracts totaling $12.5 million which begin in the third quarter of fiscal 1997.

     Gross profit as a percentage of revenues (gross margin rate) was 42% for the quarter as compared to 40% in the prior year and on a year to date basis was 41% for both the current and prior year. Comparison of gross margin rates is dependent on the mix of revenue types, which includes sales, services, and rentals; and the mix of spare parts, standard and special systems in sales revenues. Systems typically carry lower gross margin rates than the Company's pump, spare parts, and access systems businesses. The increase in gross margin rate for the quarter was primarily due to a shift in mix towards standard system sales as opposed to special systems.

     Operating expenses of $13 million increased $1.9 million (17%) for the quarter ended October 31, 1996, compared to the prior year and were $25.5 million, up $3.6 million (17%) for the six months ended October 31, 1996 versus the prior year period. Operating expenses expressed as a percent of revenues were 31% for both the current and prior year quarter. On a year to date basis, operating expenses were 31%, down from 32% in the prior year period. Management will continue to focus efforts on reducing these expenses as a percent of revenues.

     Second quarter fiscal 1997 interest and other expense, net, of $917,000 represents an increase of $159,000 (21%) compared to the prior year. Year-to-date, interest and other expense, net, totaled $1.5 million, an increase of $287,000 (23%) compared to the same period in fiscal 1996. The increase for both the quarter and year to date represents increased interest expense due to higher debt levels. Interest rates remained comparable for both the current and prior year.

                         FLOW INTERNATIONAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     The income tax rate was lower than the statutory rate in both the current and prior year due primarily to lower foreign tax rates, benefits from the foreign sales corporation, and an ongoing review of the Company's FAS 109 valuation allowance. Based upon the expected tax position of the Company for fiscal 1997, taxes have been provided for at 29% of pre tax income versus 22% in the prior year. Management expects the Company's effective tax rate to continue to increase in succeeding fiscal years.

     The weighted average number of average shares outstanding for the quarter decreased to 15,055,000 from 15,233,000 as compared to fiscal 1996. Year-to-date average shares outstanding decreased to 15,042,000 from 15,117,000 over the prior year. This decrease was caused by the reduction in the Company's stock price over the prior year and the related effect on the treasury stock method of calculating common stock equivalents.

     As a result of the above, the Company recorded net income of $2.4 million, or 16 cents per share for the three months ended October 31, 1996, compared to $1.8 million, or 12 cents per share for the same period in the prior year. Year-to-date, net income for fiscal 1997 totaled $4.7 million, or 31 cents per share, compared to $3.9 million, or 26 cents per share, for fiscal 1996.


LIQUIDITY AND CAPITAL RESOURCES

     The Company generated $1.1 million in cash flow from operations during the six months ended October 31, 1996. For the like period in the prior year, the Company used $2.2 million in its operating activities. Total debt at October 31, 1996 was $50.8 million, up $1.9 million from April 30, 1996. The Company believes that the available credit facilities and working capital generated by operations will provide sufficient resources to meet its operating and capital requirements for the next twelve months. The Company's Credit Agreement and Private Placement require the Company to comply with certain financial covenants. As of October 31, 1996, the Company was in compliance with all such covenants.

     Gross trade receivables at October 31, 1996 increased $5.7 million (15%), from April 30, 1996. This is a function of an increase in sales as well as a change in the mix towards large standard system sales. Longer payment terms are sometimes negotiated on large system orders. Days sales in gross accounts receivable can be negatively impacted by the traditionally longer payment cycle outside the United States. The Company's management does not believe these timing issues will present a material adverse impact on the Company's short-term liquidity requirements.

                         FLOW INTERNATIONAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     Inventories at October 31, 1996 increased $2.4 million (7%), from April 30, 1996. This increase is primarily in raw material and parts, which is reflective of the anticipate growth in the business.




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

               None

Item 3.   DEFAULTS UPON SENIOR SECURITIES

               None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               The Company held its 1996 Annual Meeting of Stockholders on August 29, 1996. At the meeting three directors were elected. Kathryn L. Munro, Sandra F. Rorem and Dean D. Thornton were elected to three year terms ending with the 1999 Annual Meeting of Stockholders receiving, respectively, 12,011,837, 12,008,041 and 12,051,360 votes in favor, and 767,751, 771,547 and
728,228 votes withheld. In addition, the proposal to amend the Company's 1987 Stock Option Plan for Nonemployee Directors ("the NED Plan") was approved. The NED Plan received 11,258,984 shares for approval, 1,328,943 shares against approval and 135,561 shares abstained. There were 56,100 broker non-votes against the NED Plan amendment.

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


                                      FLOW INTERNATIONAL CORPORATION



Date:     December 9, 1996            /s/ Ronald W. Tarrant
                                        ---------------------
                                      Ronald W. Tarrant
                                      Chairman, President and
                                      Chief Executive Officer
                                      (Principal Executive Officer)



Date:     December 9, 1996            /s/ Stephen D. Reichenbach
                                        --------------------------
                                      Stephen D. Reichenbach
                                      Executive Vice President, Chief
                                      Financial Officer (Principal Financial
                                      Officer and Principal Accounting Officer)