Form 10-Q
period 1997-01-31
FLOW INTERNATIONAL CORP
filed 1997-03-11
CIK 713002

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1997

                                          OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                               ---------    ---------

Commission file number 0-12448

                            FLOW INTERNATIONAL CORPORATION

    DELAWARE                                     91-1104842
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
                                        -------    -------

The number of shares outstanding of common stock, as of March 6, 1997:
14,576,564 shares.

                            FLOW INTERNATIONAL CORPORATION
                                        INDEX

                                                                          Page
                                                                           ----

Part I - FINANCIAL INFORMATION

    Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets -
           January 31, 1997 and April 30, 1996............................  3

         Condensed Consolidated Statements of Income -
           Three Months Ended January 31, 1997 and 1996...................  4

         Condensed Consolidated Statements of Income -
           Nine Months Ended January 31, 1997 and 1996....................  5

         Condensed Consolidated Statements of Cash Flows -
           Nine Months Ended January 31, 1997 and 1996....................  6

         Notes to Condensed Consolidated Financial Statements.............  7

    Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations...................  8

Part II - OTHER INFORMATION

    Item 1.  Legal Proceedings............................................  11

    Item 2.  Changes in Securities........................................  11

    Item 3.  Defaults Upon Senior Securities..............................  11

    Item 4.  Submission of Matters to a Vote
                  of Security Holders.....................................  11

    Item 5.  Other Information............................................  11

    Item 6.  Exhibits and Reports on Form 8-K.............................  11

Signatures................................................................. 12

                            FLOW INTERNATIONAL CORPORATION
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                         (in thousands, except share amounts)

                                                       January 31,  April 30,
                                                            1997       1996
                                                        -----------  ---------
                                                        (unaudited)
         ASSETS
Current Assets:
 Cash                                                    $   4,654  $   3,845
 Trade Accounts Receivable, less allowances
   for doubtful accounts of $1,372 and
   $1,186, respectively                                     35,574     35,467
 Inventories                                                40,191     34,589
 Deferred Income Taxes                                       1,965      1,965
 Other Current Assets                                        4,616      4,978
                                                        -----------  ---------
Total Current Assets                                        87,000     80,844
Property and Equipment, net                                 28,455     27,083
Intangible Assets, net of accumulated
 amortization of $4,172 and $3,294, respectively            13,023     13,901
Deferred Income Taxes                                          712        699

Other Assets                                                 5,657      3,966
                                                        -----------  ---------
                                                          $134,847   $126,493
                                                        -----------  ---------
                                                        -----------  ---------
 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Notes Payable                                             $ 2,516    $ 2,304
 Current Portion of Long-Term Obligations                      725      1,035
 Accounts Payable                                           10,417     12,088
 Accrued Payroll and Related Liabilities                     3,908      3,942
 Other Accrued Taxes                                           872        590
 Other Accrued Liabilities                                   3,958      3,019
                                                        -----------  ---------
Total Current Liabilities                                   22,396     22,978
Long-Term Obligations                                       49,379     45,590
Minority Interest                                              309        865

Stockholders' Equity:
 Series A 8% Convertible Preferred Stock -
   $.01 par value, $500 liquidation preference,
   1,000,000 shares authorized, 0 issued
 Common Stock - $.01 par value, 20,000,000 shares
   authorized, 14,907,217 and 14,564,314 shares
   issued and outstanding, respectively, at
   January 31, 1997
   14,784,647 and 14,508,244 shares issued and
   outstanding, respectively, at April 30, 1996                149        148
 Capital in Excess of Par                                   38,541     38,038
 Retained Earnings                                          24,509     18,541
 Treasury Common Stock, at cost, 342,903 and
   276,403 shares at January 31, 1997 and
   April 30, 1996, respectively                             (1,054)      (556)
 Cumulative Translation Adjustment                             618        981
 Loan to Employee Stock Ownership Plan and Trust                 -        (92)
                                                        -----------  ---------
Total Stockholders' Equity                                  62,763     57,060
                                                        -----------  ---------
                                                          $134,847   $126,493
                                                        -----------  ---------
                                                        -----------  ---------

                         See Accompanying Notes to Condensed
                          Consolidated Financial Statements

                            FLOW INTERNATIONAL CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (unaudited; in thousands, except per share data)


                                                           Three Months Ended
                                                               January 31,
                                                           -------------------
                                                            1997         1996
Revenue:
  Sales                                                    $31,943    $29,941
  Services                                                   4,573      3,389
  Rentals                                                    3,145      2,311
                                                           -------    -------
    Total Revenues                                          39,661     35,641

Cost of Sales:
  Sales                                                     18,870     18,173
  Services                                                   3,407      2,531
  Rentals                                                    1,605      1,111
                                                           -------    -------
    Total Cost of Sales                                     23,882     21,815
                                                           -------    -------
Gross Profit                                                15,779     13,826

Expenses:
  Marketing                                                  6,906      5,702
  Research and Engineering                                   2,201      2,178
  General and Administrative                                 3,789      3,775
                                                           -------    -------
                                                            12,896     11,655
                                                           -------    -------

Operating Income                                             2,883      2,171

Interest and Other Expense, net                             (1,036)      (826)
                                                           -------    -------
Income Before Provision for Income Taxes                     1,847      1,345

Provision for Income Taxes                                     535        194
                                                           -------    -------
Net Income                                                 $ 1,312    $ 1,151
                                                           -------    -------
                                                           -------    -------

Earnings Per Common and Equivalent Shares                $     .09  $     .08
                                                           -------    -------
                                                           -------    -------
Average Common and Equivalent Shares Outstanding            15,069     15,074



                         See Accompanying Notes to Condensed
                          Consolidated Financial Statements

                            FLOW INTERNATIONAL CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (unaudited; in thousands, except per share data)


                                                           Nine Months Ended
                                                               January 31,
                                                        ----------------------
                                                            1997       1996
Revenue:
  Sales                                                   $ 96,598   $ 82,079
  Services                                                  15,098     13,857
  Rentals                                                   10,217      8,340
                                                        -----------  ---------
    Total Revenues                                         121,913    104,276

Cost of Sales:
  Sales                                                     56,393     48,564
  Services                                                  11,190     10,069
  Rentals                                                    4,967      3,721
                                                        -----------  ---------
    Total Cost of Sales                                     72,550     62,354
                                                        -----------  ---------

Gross Profit                                                49,363     41,922

Expenses:
  Marketing                                                 19,685     16,315
  Research and Engineering                                   6,453      6,033
  General and Administrative                                12,239     11,156
                                                        -----------  ---------
                                                            38,377     33,504
                                                        -----------  ---------

Operating Income                                            10,986      8,418

Interest and Other Expense, net                             (2,582)    (2,085)
                                                        -----------  ---------

Income Before Provision for Income Taxes                     8,404      6,333

Provision for Income Taxes                                   2,436      1,316
                                                        -----------  ---------

Net Income                                                 $ 5,968    $ 5,017
                                                        -----------  ---------
                                                        -----------  ---------

Earnings Per Common and Equivalent Shares                  $   .40    $   .33
                                                        -----------  ---------

Average Common and Equivalent Shares Outstanding            15,047     15,095



                         See Accompanying Notes to Condensed
                          Consolidated Financial Statements

                            FLOW INTERNATIONAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (unaudited; in thousands)

                                                           Nine Months Ended
                                                                January 31,
                                                           -------------------
                                                            1997       1996
Cash Flows from Operating Activities:

 Net Income                                                $ 5,968  $   5,017
 Adjustments to Reconcile Net Income to Cash
   Provided (Used) by Operating Activities:
   Depreciation and Amortization                             5,465      5,119
   Other                                                        92         73
   Increase in assets                                       (5,551)   (13,645)
   Decrease in liabilities                                  (1,041)       (91)
                                                           ---------  --------
 Cash provided (used) by operating activities                4,933     (3,527)
                                                           ---------  --------

Cash Flows from Investing Activities:

 Expenditures for property and equipment                    (6,346)    (6,419)
 Investment in equity security                              (1,500)
 Payment for business combination, net of cash acquired                  (186)
 Other                                                         387      1,047
                                                           ---------  --------
 Cash used by investing activities                          (7,459)    (5,558)
                                                           ---------  --------

Cash Flows from Financing Activities:

 Borrowings under line of credit agreements, net             4,422      3,635
 Proceeds from private debt placement                                  15,000
 Payments of long-term debt                                   (729)    (8,309)
 Proceeds from issuance of common stock                        503        140
 Purchase of treasury stock                                   (498)
                                                           ---------  --------
 Cash provided by financing activities                       3,698     10,466
                                                           ---------  --------

Effect of exchange rate changes on cash                       (363)      (298)
                                                           ---------  --------
Increase in cash and cash equivalents                          809      1,083
Cash and cash equivalents at beginning of period             3,845      1,074
                                                           ---------  --------
Cash and cash equivalents at end of period                $  4,654   $  2,157
                                                           ---------  --------
                                                           ---------  --------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

 Fair value of assets acquired                                        $ 2,860
 Cash paid for assets acquired                                           (597)
                                                                       -------
 Liabilities assumed                                                  $ 2,263
                                                                       -------
                                                                       -------


                         See Accompanying Notes to Condensed
                          Consolidated Financial Statements

                            FLOW INTERNATIONAL CORPORATION
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      For the Nine Months Ended January 31, 1997
                                     (unaudited)


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

    The weighted average number of shares outstanding, including equivalent shares where required, for the three months ended January 31, 1997 and 1996 were 15,069,000 and 15,074,000, respectively, and for the nine months ended January 31, 1997 and 1996 were 15,047,000 and 15,095,000, respectively.
    Fully diluted earnings per share do not differ materially from primary earnings per share.

3.  Inventories consist of the following:
    (in thousands)
                                  JANUARY 31, 1997    APRIL 30, 1996
                                  ----------------    --------------

    Raw Materials and Parts            $25,453             $20,982
    Work in Process                      6,765               6,339
    Finished Goods                       7,973               7,268
                                       -------             -------
                                       $40,191             $34,589
                                       -------             -------
                                       -------             -------

4. During the third quarter of fiscal 1997 the Company purchased 369,791 shares of Western Garnet International Ltd. ("Western Garnet") stock for $1.5 million. The Company classifies this investment as available-for-sale under Statement of Financial Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities'. Western Garnet is the primary supplier of the Company's garnet which is used in abrasivejet cutting.

5. During fiscal 1996 the Company invested in a joint venture with Okura & Co., Ltd., its exclusive Japanese distributor. The Company is the majority partner, and the business is known as Flow Japan Corporation.

                            FLOW INTERNATIONAL CORPORATION
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

    Total revenues for the three months ended January 31, 1997 were $39.7 million, an increase of $4 million (11%) over the prior year quarter. Year-to-date revenues of $121.9 million increased $17.6 million (17%) over the comparable period in fiscal 1996. Product sales increased $2 million (7%) for the quarter and $14.5 million (18%) year-to-date as compared to the prior year. Product sales from the Company's ultrahigh-pressure ("UHP") and Automation business increased $3.1 million (13%) for the quarter and $16 million (25%) for the nine months ended January 31, 1997 versus the prior year periods. Access product sales decreased $1.1 million (19%) and $1 million (6%) for the three and nine month period ended January 31, 1997 versus the prior year periods, respectively. Service revenues increased $1.2 million (35%) for the quarter and $1.2 million (9%) for the nine month period versus the prior year periods. The HydroMilling-Registered Trademark- and HydroCleaning-TM- ("Services") business was up $935,000 (38%) for the quarter and up $102,000 (1%) for the year as
compared to the prior year periods.   Quarterly rental revenues increased
$834,000 (36%) to $3.1 million as compared to the prior year. Year-to-date rental revenues were $10.2 million, an increase of $1.9 million (23%) versus the
prior year.   Domestic revenues increased $3.8 million (19%) and represent 59%
of the quarterly revenues. For the nine month period, domestic revenues increased $13.4 million (21%) versus the prior year period and represent 63% of total revenues. The Company's UHP European operations recorded a quarterly revenue increase of 2% and a year-to-date increase of 23%. Asian UHP revenues increased 15% over the prior year quarter and 18% on a year-to-date basis.

    Gross profit as a percentage of total revenues (gross margin rate) was 40% for the quarter as compared to 39% in the prior year and on a year to date basis was 40% for both the current and prior year. Gross margin rate on product sales for the quarter improved to 41% from 39% in the prior year quarter. For the nine months ended January 31, 1997, the sales gross margin improved to 42%, up from 41% in the prior year period. Gross margin rate on the UHP and Automation sales business for the quarter was 44%, an increase over the prior year quarter from 41%. On a year-to-date basis, the UHP and Automation gross margin rate was 43% in the current year versus 44% in the prior year. Gross margin on Service revenues for the quarter remained comparable to the prior year at 25% and was 26% for the year-to-date period, a decrease of one percentage point versus last year. Rental gross margin rates for the quarter decreased to 49% from 52% in the prior year and for the year-to-date, decreased to 51% from 55% versus last year, primarily as a result of increased depreciation expense associated with additions to the Company's rental assets. Comparison of gross margin rates is dependent on the mix of revenue types, which includes sales, services, and rentals; and the mix of spare parts, standard and special systems in sales revenues. Systems typically carry lower gross rate for the quarter was primarily due to a shift in mix towards standard system sales as opposed to special systems.

                            FLOW INTERNATIONAL CORPORATION
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

    Operating expenses of $12.9 million increased $1.2 million (11%) for the quarter ended January 31, 1997, compared to the prior year and were $38.4 million, up $4.9 million (15%) for the nine months ended January 31, 1997 versus the prior year period. Operating expenses expressed as a percent of revenues were 33% for both the current and prior year quarter. On a year to date basis, operating expenses in fiscal 1997 were 31%, down from 32% in fiscal 1996.

    Third quarter fiscal 1997 interest and other expense, net, of $1 million represents an increase of $210,000 (25%) compared to the prior year. Year-to-date, interest and other expense, net, totaled $2.6 million, an increase of $497,000 (24%) compared to the same period in fiscal 1996. Approximately one half of the increase for both the quarter and year to date represents increased interest expense due to higher debt levels, while the remainder represents foreign exchange losses.

    The income tax rate was lower than the statutory rate in both the current and prior year due primarily to lower foreign tax rates, benefits from the foreign sales corporation, and an ongoing review of the Company's FAS 109 valuation allowance. Based upon the expected tax position of the Company for fiscal 1997, taxes for the year have been provided for at 29% of pre tax income versus 21% in the prior year. Management expects the Company's effective tax rate to continue to increase in succeeding fiscal years.

    The weighted average number of average shares outstanding for the quarter decreased to 15,069,000 from 15,074,000 as compared to fiscal 1996. Year-to-date average shares outstanding decreased to 15,047,000 from 15,095,000 over the prior year.

    As a result of the above, the Company recorded net income of $1.3 million, or 9 cents per share for the three months ended January 31, 1997, compared to $1.2 million, or 8 cents per share for the same period in the prior year. Year-to-date, net income for fiscal 1997 totaled $6 million, or 40 cents per share, compared to $5 million, or 33 cents per share, for fiscal 1996.

    The Company has announced its intention to refocus its energy on the UHP and Automation business. To assist the Company in evaluating its strategic alternatives associated with the Access and Services businesses, 34% of the current year revenues, the Company will retain an investment banker. The Company believes this refocusing may result in a fourth quarter pre-tax charge of not more than $9 million.


LIQUIDITY AND CAPITAL RESOURCES

    The Company generated $4.9 million in cash flow from operations during the nine months ended January 31, 1997. For the like period in the prior year, the Company used $3.5 million in its operating activities. The Company has invested $6.3 million in property & equipment during

                            FLOW INTERNATIONAL CORPORATION
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

the nine months ended January 31, 1997. Total debt at January 31, 1997 was $52.6 million, up $3.7 million (8%) from April 30, 1996. The Company believes that the available credit facilities and working capital generated by operations will provide sufficient resources to meet its operating and capital requirements for the next twelve months. The Company's Credit Agreement and Private Placement require the Company to comply with certain financial covenants. As of January 31, 1997, the Company was in compliance with all such covenants.

    Gross trade receivables at January 31, 1997 were unchanged compared to April 30, 1996. Days sales in gross accounts receivable can be negatively impacted by the traditionally longer payment cycle outside the United States as well as that longer payment terms are sometimes negotiated on large system orders. The Company's management does not believe these timing issues will present a material adverse impact on the Company's short-term liquidity requirements.

    Inventories at January 31, 1997 increased $5.6 million (16%), from April 30, 1996. This increase is primarily in raw material and parts, which is reflective of the anticipate growth in the business.




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


                                  FLOW INTERNATIONAL CORPORATION


Date:    March 10, 1997           /s/ Ronald W. Tarrant
                                   ---------------------
                                  Ronald W. Tarrant
                                  Chairman, President and
                                  Chief Executive Officer
                                  (Principal Executive Officer)



Date:    March 10, 1997           /s/ Stephen D. Reichenbach
                                   --------------------------
                                  Stephen D. Reichenbach
                                  Executive Vice President, Chief
                                  Financial Officer (Principal Financial
                                  Officer and Principal Accounting Officer)