Form 10-K
period 1997-04-30
FLOW INTERNATIONAL CORP
filed 1997-07-28
CIK 713002

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 1997

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non affiliates of the registrant based upon the closing price reported by the National Association of Securities Dealers' Automated Quotation System ("NASDAQ") as of June 5, 1997, was $129,359,000. The number of shares of common stock outstanding as of June 5, 1997, was 14,676,104 shares.

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

Item 10      Directors and Executive Officers of the Registrant

Item 11      Executive Compensation

Item 12      Security Ownership of Certain Beneficial
             Owners and Management

Item 13      Certain Relationships and Related Transactions

                                     PART I

ITEM 1.  BUSINESS

     Flow International Corporation ("Flow" or the "Company") designs, develops, manufactures, markets, and services ultrahigh-pressure ("UHP") waterjet cutting and cleaning systems, and specialized robotics and factory automation systems; and is a leading provider of access equipment. Flow provides technologically-advanced, environmentally-sound solutions to the manufacturing, industrial cleaning and construction services markets. The Company's waterjet systems pressurize water from 30,000 to 100,000 pounds per square inch (psi) and are used to cut both metallic and nonmetallic materials in many industry segments, including the aerospace, automotive, disposable products, food, glass, job shop, sign, metal cutting, marble and other stone cutting, oil field services and paper industries. The Company also manufactures the robotic articulation equipment used in the cutting and cleaning processes, as well as other factory automation systems, such as assembly, pick and place and load/unload operations. The Company's infrastructure products include UHP waterjets for use in industrial cleaning, surface preparation, construction, nuclear decontamination, and petro-chemical applications, as well as access systems for use in these applications. The Company also provides, as a service, the removal of deteriorated concrete from bridges and parking garages using UHP waterjets ("HydroMilling-Registered Trademark-"), and the removal of rubber, paint and grout from commercial and military runways ("HydroCleaning-TM-"). The Company has recently begun to apply UHP technology on pumpable fresh foods, such as juices, coffee extracts and salad dressings. Unlike thermal treatment, ultrahigh-pressure exposure of pumpable fresh foods can destroy micro-organisms that can cause spoilage while maintaining all of the product's fresh taste and health qualities. As of April 30, 1997, the Company was working with several different companies in the fresh food industry; however, no revenues had been generated as of the end of fiscal 1997.

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

     On December 15, 1994, the Company purchased certain net assets of Dynovation Machine Systems, Inc. ("Flow Automation"). Flow Automation designs and manufactures robotic waterjet cutting cells and automated assembly systems for the automotive and other industries, as well as a line of proprietary vibratory feeder bowls for these industries.

     On January 3, 1995, the Company purchased certain net assets of ASI Robotics Systems ("Flow Robotics"). Flow Robotics designs and manufactures high accuracy gantry-type robots and related systems used in waterjet and factory automation applications. Flow Robotics supplies its products to the aerospace, automotive, job shop, marble and tile and other industries.

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

     In February 1997, the Company announced its intention to re-focus on its core ultrahigh-pressure technology and divest itself of its Access and Services business. The Access business is comprised of the Spider, Power Climber, Ark and CEM businesses. The Services business represents the HydroMilling and HydroCleaning operations. The Company has retained an investment banker to assist in reviewing the strategic alternatives and executing the selected strategy. During fiscal 1997 the company recorded a $9 million restructuring charge related to the proposed divestiture of the Access and Services businesses.

PRODUCTS AND SERVICES

     The Company provides UHP waterjets and related products and services to a wide variety of industries. The Company divides its revenues into four primary categories of product:


(In thousands)                               1997                          1996                         1995
                                           Revenue              %        Revenue             %         Revenue              %
                                          ------------------------------------------------------------------------------------
UHP Waterjet and Factory
   Automation Systems                      $71,658             43        $56,495             39        $36,600             33
UHP Spare Parts and Services                40,774             24         36,076             25         28,529             26
Access Systems and Services                 40,978             24         38,857             27         33,566             31
HydroMilling-Registered Trademark- and
   HydroCleaning-TM- Services               14,783              9         13,477              9         11,315             10
                                          ------------------------------------------------------------------------------------
Total Revenues                            $168,193            100       $144,905            100       $110,010            100
                                          ------------------------------------------------------------------------------------
                                          ------------------------------------------------------------------------------------


UHP WATERJET AND FACTORY AUTOMATION SYSTEMS, SPARE PARTS AND SERVICES

     The Company offers a variety of UHP waterjet equipment and factory automation system products and accessories, including robotic articulation equipment. UHP intensifier and direct-drive pumps are currently the core components of the Company's products. An intensifier pump pressurizes water up to 100,000 psi and forces it through a small nozzle, generating a high-velocity stream of water. The Company's unique direct-drive pressure-compensated pumps pressurize water to in excess of 50,000 psi utilizing triplex piston technology. In order to cut metallic and other hard materials, abrasive is added to the waterjet stream creating an abrasivejet. The Company's abrasivejet cuts with no heat, causes no metallurgical changes, and leaves a high-quality edge that usually requires no additional finishing.

     A UHP waterjet system consists of an ultrahigh-pressure intensifier or direct drive pump, one or more waterjet cutting and cleaning heads with necessary robotics, motion control and automation systems. The Company has placed UHP waterjet cutting systems worldwide and in many different industries, including the aerospace, automotive, disposable products, food, glass, job shop, sign, metal cutting, marble and other stone cutting, oil field services and paper industries. The Company's UHP waterjet systems are also used in industrial cleaning applications such as paint removal, surface preparation, factory and industrial cleaning, ship hull preparation, and heat exchanger cleaning. The Company's factory automation equipment is used in applications such as pick and place operations, inspection, assembly, and other automated processes. Sales of UHP waterjet and factory automation systems accounted for 43% of fiscal 1997 revenues.

     Flow produces a range of tools and accessories which incorporate waterjet technology, and sells aftermarket spare parts and services for its products. Sales of UHP spare parts and services accounted for

24% of fiscal 1997 revenues. Spare parts sales help to insulate the Company from the adverse effects of economic swings, when industrial customers tend to reduce investment in new capital equipment.

ACCESS SYSTEMS AND SERVICES

     The Company designs, manufactures, rents, sells, and services access systems for use in industrial, structural and facade maintenance and construction applications. The Company's permanent, mobile or temporary work platforms provide access to exterior building surfaces and construction sites, bridges, ships, offshore oil rigs, radio towers, sports stadiums, and hydroelectric dams; and internal access to large water and chemical tanks, power plant boilers, missile silos, and other industrial applications. The Company's permanently installed systems provide access to exterior surfaces of high-rise buildings for exterior maintenance, window washing, painting and building restoration. The Company is the North American distributor of the Nihon Bisoh automatic exterior maintenance systems and the exclusive U.S. distributor of a line of permanently installed access systems produced by Mannesmann of Germany. In fiscal 1997, sales, rental and service of access systems amounted to 24% of total revenues. The Company has announced it's intention of selling this entire product line.

HYDROMILLING AND HYDROCLEANING SERVICES

     The Company provides HydroMilling services on a contract and subcontract basis for the removal of deteriorated concrete from bridges and parking garage surfaces. The Company's proprietary HydroMilling systems operate in the pressure range of 25,000 to 36,000 psi, and use a proprietary rotating ultrahigh-pressure waterjet, mounted on a robot, to remove concrete. The depth of removal can be controlled by adjusting the pressure and traverse speed of the waterjet nozzle. Flow's Rampart unit provides HydroCleaning services to commercial and military airfields. Ultrahigh-pressure waterjets are used for the removal of rubber, paint and grout from airport runways. In fiscal 1997, HydroMilling and HydroCleaning revenues were 9% of total revenues. In February 1997, the Company announced plans to sell the Services business as part of its efforts to refocus on its core UHP sales strategy.

MARKETING AND SALES

     The Company markets and sells its products worldwide through its headquarters in Kent, Washington (a suburb of Seattle) and through subsidiaries, divisions and joint ventures in Pittsburgh, Pennsylvania; Johnstown, Pennsylvania; Jeffersonville, Indiana; Burlington, Canada; Darmstadt, Germany; Antwerp, Belgium; Paris, France; Lyon, France; Marseilles, France; Tokyo, Japan; Nagoya, Japan; and Hsinchu, Taiwan; and through branch offices in seventeen North American cities. The Company sells directly to customers in North America, Europe, and Asia, and has distributors or agents in most other countries. In the U.S., the Company uses a select group of machine tool distributors for sales, distribution and services of its Bengal product line.

     No customer accounted for 10% or more of the Company's revenues during any of the three years ended April 30, 1997.

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

BACKLOG

     At April 30, 1997, the Company's backlog was $31.6 million, up 26% from $25.1 million at the prior year end. Backlog associated with the UHP and automation business was $18.3 million at April 30, 1997. Based upon the terms of the customer contracts and the Company's manufacturing schedule, all of the revenue backlog as of April 30, 1997 is expected to be realized during fiscal 1998. Amounts expected to be billed after April 30, 1998 have been excluded from this backlog presentation. The unit sales price for most of the Company's products and services is relatively high (typically ranging from tens of thousands to millions of dollars) and individual orders can involve the delivery of several hundred thousand dollars of products or services at one time. Furthermore, some items in backlog can be shipped more quickly than others, and some have higher profit margins than others. Consequently, even sizable variations in the amount of the Company's backlog between particular dates are not necessarily indicative of comparable variations in sales or earnings.

COMPETITION

     The major competitors for UHP waterjet systems are conventional cutting and cleaning methods. These methods are saws, knives, shears, torches, lasers, abrasive wheels, grinders, routers, drills, dies, and abrasive cleaning techniques. A UHP waterjet cutting system has many advantages over conventional cutting systems, including no generation of heat or airborne dust, easy adaptability to complex cutting programs, and the ability to leave clean-cut edges. These factors, in addition to elimination of secondary processing in most circumstances, enhance manufacturing productivity. Waterjet cleaning offers many advantages over other cleaning methods, such as the ability to remove difficult coatings or deposits from a surface without damaging underlying material. A UHP waterjet system is an environmentally-friendly answer to many difficult cutting and cleaning applications and can often be justified solely on the basis of the removal of hazardous materials or reduction of secondary operations from the production process.

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

     The primary competitors to HydroMilling services are traditional concrete removal operators. The advantages of the UHP approach of HydroMilling over other concrete removal systems, such as jackhammers, include increased speed, reduced cost and noise, better depth control and concrete bonding;

and the elimination of micro-cracks, rebar damage, vibration, and dust. HydroMilling also competes with other hydrodemolition contractors, most of which use waterjets at 10,000 to 25,000 psi with significantly higher volumes of water and lower productivity. The Company believes that its process, operating with pressures to 36,000 psi, produces a higher quality bonding surface and that the size of its fleet as compared to competitors enables it to complete larger projects more quickly.

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

RESEARCH AND ENGINEERING

     The Company has allocated between 5% and 6% of revenues to research and engineering during each of the three years ended April 30, 1997. Research and engineering expenses were approximately $8,749,000, $8,110,000, and $6,784,000 in fiscal years 1997, 1996, and 1995, respectively.

EMPLOYEES

     As of April 30, 1997, the Company employed 970 full time and 20 part time personnel. Approximately 775 of these employees were associated with the UHP and Automation business. There are no material collective bargaining agreements to which the Company is a party.

FOREIGN AND DOMESTIC OPERATIONS

     See Note 14 of Notes to Consolidated Financial Statements for information regarding foreign and domestic operations.

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

     The Company's performance may also be affected by factors related to the proposed divestiture of its Access and Services businesses. These factors include the risks that a transaction may not be completed, that the costs associated with completing a transaction may be higher than anticipated, that a suitable purchaser might not be available or that the amounts realized may be less than anticipated.

ITEM 2. PROPERTIES

     The Company's headquarters and primary manufacturing facilities are located in one leased facility in Kent, Washington. In addition, the Company maintains HydroMilling office and shop facilities in Pittsburgh, Pennsylvania; manufacturing facilities in Jeffersonville, Indiana; sales facilities in seventeen North American cities; Tokyo and Nagoya, Japan and three cities in France; and sales, manufacturing and warehouse facilities in Johnstown, Pennsylvania; Burlington, Canada; Hsinchu, Taiwan; Antwerp, Belgium; and Darmstadt, Germany.

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

ITEM 3. LEGAL PROCEEDINGS

     The Company is party to various legal actions incident to the normal operation of its business, none of which is believed to be material to the financial condition of the Company. See Notes 1 and 13 of Notes to Consolidated Financial Statements for a description of the Company's product liability insurance coverage and estimated exposure.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None
                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS.

          See page 13

ITEM 6.   SELECTED FINANCIAL DATA.

          See page 13

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          See pages 14 through 19

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          See pages 21 through 46


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

                                          Fiscal Year 1997     Fiscal Year 1996
                                           High       Low       High       Low
                                         ---------------------------------------

          First Quarter                   $10.13     $6.50    $10.50     $8.13
          Second Quarter                    9.38      7.38     13.25      9.38
          Third Quarter                    10.00      7.38     12.13      7.88
          Fourth Quarter                   10.13      8.38     10.88      7.88

          There were 1,455 stockholders of record as of June 5, 1997.

          The Company has not paid dividends to common stockholders in the past. The Board of Directors intends to retain future earnings to finance development and expansion of the Company's business and does not expect to declare dividends to common stockholders in the near future.

ITEM 6. SELECTED FINANCIAL DATA


                                                                        Year Ended April 30,
(In thousands, except per share data)         ------------------------------------------------------------------------
                                                 1997            1996           1995           1994           1993
                                              ------------------------------------------------------------------------
Income Statement Data:
     Revenue                                   $168,193       $144,905       $110,010        $88,632        $79,079
     Pretax Income                                  963          8,902          9,259          3,112          5,791
     Net Income                                     725          7,085          7,728          2,953          4,641
     Earnings Per Share                            0.05           0.47           0.53           0.21           0.33

Balance Sheet Data:
     Working Capital                             68,126         57,866         44,592         25,415         25,060
     Total Assets                               133,466        126,493        105,484         78,228         69,276
     Short-Term Debt                              1,730          3,339          2,412         16,504         10,403
     Long-Term Obligations                       53,569         45,590         33,359         10,559         12,549
     Stockholders' Equity                        56,753         57,060         49,803         37,948         34,225


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The Company provides ultrahigh-pressure ("UHP") waterjet, factory automation and access systems, and related products and services to a wide variety of industries. The following table sets forth the Company's consolidated revenues by major product categories.

                               CONSOLIDATED REVENUES BY MAJOR PRODUCT CATEGORIES


(In thousands)                               1997                          1996                          1995
                                           Revenue             %          Revenue             %         Revenue             %
                                          ------------------------------------------------------------------------------------
UHP Waterjet and Factory
     Automation Systems                   $ 71,658             43       $ 56,495             39       $ 36,600             33
UHP Spare Parts and Services                40,774             24         36,076             25         28,529             26
Access Systems and Services                 40,978             24         38,857             27         33,566             31
HydroMilling-Registered Trademark- and
     HydroCleaning-TM- Services             14,783              9         13,477              9         11,315             10
                                          -----------------------------------------------------------------------------------
Total Revenues                            $168,193            100       $144,905            100       $110,010            100
                                          -----------------------------------------------------------------------------------
                                          -----------------------------------------------------------------------------------

FISCAL 1997 COMPARED TO FISCAL 1996

     Total revenues for the year ended April 30, 1997 were $168.2 million, an
increase of $23.3 million (16%) over the prior year period.   Sales from the
Company's UHP and Automation business increased $19.9 million (21%) to $112.4 million. Within UHP and Automation, systems sales increased $15.2 million (27%) while spare parts and services revenues increased $4.7 million (13%). Sales of the Company's standard systems: the Flying Bridge, the Bengal and the A-series, represent the primary increase in systems sales. The spare parts increase reflects the increased base of UHP waterjet systems installed throughout the world. Spare parts and services are a continuing and significant part of the Company's business, and generally have a higher profit margin than systems. Spare parts are composed primarily of consumables used in the cutting, surface preparation and cleaning processes. UHP and Automation revenues grew in all three primary geographic markets, North America, Asia and Europe, with increases of 27%, 16% and 11%, respectively, over the prior year. The Company typically sells its products at higher prices outside the United States due to the costs of servicing these markets. Access revenues increased $2.1 million (5%) versus the prior year. Within Access, rental revenues rose $2.3 million (22%), service revenues increased $900,000 (22%) and sales decreased $1 million (4%) as
compared to the prior year.   Domestic markets represent the growth in Access
revenues as international Access revenues decreased 5% over the prior year. HydroMilling and HydroCleaning services revenues increased $1.3 million (10%) as compared to the prior year. The $14.4 million contract for parking garage rehabilitation services at the John F. Kennedy Center for the Performing Arts in Washington, D.C. was completed during early fiscal 1997.

     Gross profit expressed as a percent of revenue (the gross margin rate) was 39% in fiscal 1997 compared with 40% in fiscal 1996. The gross margin rate is dependent on the mix of revenue types, which include sales, services, and rentals; and the mix of spare parts and systems in sales revenues. The gross margin rate on product sales improved to 41% from 40% in the prior year. The gross margin rate on the UHP and Automation sales was 41% for the year, a decrease from 42% in the prior year. This decrease was primarily a result of a
revenue mix shift towards systems sales.   In general, UHP systems sales have
gross margins less than 40% and spare parts sales have margins in excess of 50%. Systems sales represent 64% of fiscal 1997 UHP and Automation revenues, up from 61% in the prior year. The Access business' product sales gross margin rate improved to 36% from 33%, primarily as a result of product mix. The gross margin rate on Services revenues decreased to 25% from 27% in the prior year as several large HydroMilling and HydroCleaning projects had lower than expected gross margins. The margin on HydroMilling and HydroCleaning revenue is dependent on the mix of services provided and the utilization of the equipment. The rental gross margin rate decreased to 48% from 53% in the prior year. This was primarily a result of increased depreciation expense associated with additions to the Company's rental assets. Slow moving and obsolete inventory provisions decreased by $455,000, net of additions.

     With the increasing acceptance of UHP technology as the machine tool of choice, as well as recent developments which utilize core UHP technology in liquid food processing, the management of Flow determined that refocusing Flow solely back to UHP was in the best interest of the Company. As a result, during the fourth quarter the Company announced its intent to divest itself of its Access and Services businesses and has retained an investment banker to assist in developing strategic alternatives. Access is comprised of the following business units: Spider Staging Corporation, Power Climber and affiliated companies, Ark Systems and Consortium Europeen du Materiel ("CEM"). The HydroMilling and HydroCleaning operations represent the Services business. Management has determined the most appropriate strategy is to sell the Access and Services businesses either individually or together. This process is expected to be completed during the second quarter of fiscal 1998. During fiscal 1997 the Company recorded $9 million in expenses associated with the planned sale of these businesses. The primary components of these expenses are:


     Write down of assets to net realizable value           $7.4 million
     Restructuring costs to be incurred in fiscal 1998       1.3 million
     Restructuring costs incurred during fiscal 1997          .3 million

     These costs are included as a separate component of operating expenses. The net realizable value of assets to be sold was estimated by management
utilizing an analysis prepared by the investment banker.   Excluding this
restructuring charge, pre-tax income increased $1 million (11%) over the prior year.

   The following table summarizes the operating results of the Access and Services operations for the year ended April 30,

                       1997       1996          1995
                       ----       ----          -----
Revenue              $55,761    $52,334      $44,881
Gross Profit          19,516     18,286       15,207
Operating Income       4,593      5,509        4,038
Pre-tax Income         3,628      4,451        2,639

  These amounts do not include allocation of corporate expenses, and subsequent to the divestiture management expects to reduce yearly corporate expenses by approximately $1.8 million.

     The following discussion of operating expenses excludes the restructuring charge of $9 million. Operating expenses increased by $6.7 million (15%) over the prior year, however expressed as a percentage of revenues, total expenses decreased to 31% from 32% in the prior year. Marketing expenses increased $4.9 million (22%). This increase results in part from higher selling expenses associated with an increased revenue base. Marketing expenses represent 16% of revenues as compared to 15% of revenues in fiscal 1996. Research and engineering expenses increased $600,000 (8%), however as a percent of revenues they decreased to 5% from 6% in the prior year. General and administrative expenses of $16.4 million, which increased $1.2 million (8%), decreased to 10% of revenues from 11% as compared to last year.

     Operating income can vary significantly for domestic and foreign operations (see Note 14 of Notes to Consolidated Financial Statements), but is primarily the result of product mix variations and volume from year to year. There are no known trends that management expects to result in a materially unfavorable impact on revenues or income from operations.

     Net interest expense increased by $334,000 (10%) in fiscal 1997 compared to 1996. This increase is a result of higher debt levels associated with an increased level of capital additions, as well as a $1.5 million equity investment in Western Garnet International Ltd., the primary supplier of the Company's garnet.

     During fiscal 1997, other expense, net, totaled $46,000 compared to other income, net, of $648,000 in 1996. The 1997 results include $698,000 of income associated with minority interest in net losses of the joint ventures, an increase of $205,000 over the prior year. Also included in the current year is approximately $600,000 associated with foreign exchange losses related to the strengthening U.S. Dollar versus the Deutschemark. Fiscal 1996 contained a $175,000 gain on the sale of stock held by the Company.

     Income tax expense for fiscal 1997 was 25% of income before tax as compared to 20% in the previous year. Income tax expense was lower than the statutory rate in both fiscal 1997 and 1996 primarily due to lower tax rates in certain foreign jurisdictions, the benefit of the Company's foreign sales corporation, and changes in the Company's valuation allowance.

FISCAL 1996 COMPARED TO FISCAL 1995

     Revenues for the year ended April 30, 1996 increased $34.9 million (32%) from the prior year period. UHP revenues, including HydroMilling and HydroCleaning services, increased $29.6 million (39%), while Access systems revenues increased $5.3 million (16%) over the prior year period. The European and domestic UHP markets continued their strong growth with revenue increases of 57% and 13%, respectively, over the prior year. Also contributing to overall growth was the effect of the businesses acquired and partnerships entered into during the third and fourth quarters of fiscal 1995 and the first quarter of fiscal 1996. In May 1995, the Company invested in a majority interest in a joint venture with Okura & Co., Ltd., its exclusive Japanese distributor. This joint venture supplies UHP products in Japan and to Japanese companies in Asia. Sales into Asia increased 140% over the prior year; however, most of this represented sales by the recent Japanese joint venture. UHP spare parts and services revenues increased by $7.5 million (26%), reflecting an increased base of UHP waterjet systems installed throughout the world, as well as inclusion of the Japanese joint venture. Exclusive of this joint venture, spare parts sales were up 11% over the prior year. The increase in Access systems revenues came principally from international markets as domestic revenues increased less than 3% over the prior year. HydroMilling and HydroCleaning services revenues increased $2.2 million (19%) reflecting several large contracts received during the year.

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

     Operating income can vary significantly for domestic and foreign operations (see Note 14 of Notes to Consolidated Financial Statements), but is primarily the result of product mix variations and volume from year to year.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company generated $3.7 million in cash flow from operations during the year. In the prior year the Company used $1.3 million in its operating activities. The Company invested $9.2 million in property and equipment during fiscal 1997. The Access and Services operations accounted for $6.3 million of this capital investment. Total debt at April 30, 1997 was $55.3 million, up $6.4 million (13%) from April 30, 1996. The Company believes that the available credit facilities and working capital generated by operations will provide sufficient resources to meet its operating and capital requirements for the next twelve months. The Company's Credit Agreement and Private Placement require the Company to comply with certain financial covenants. The covenants were amended so as to exclude restructuring charges associated with the divestiture of the Access and Services businesses. As of April 30, 1997, the Company was in compliance with all such covenants, as amended. Management anticipates the Company will maintain compliance with all such covenants subsequent to the divestiture of Access and Services.

     See Note 8 of Notes to Consolidated Financial Statements for a schedule of long-term debt maturities. Long-term debt obligations are expected to be met from working capital provided by operations and, as necessary, by other indebtedness.

     Capital spending plans currently provide for outlays of approximately $3 million to $5 million in fiscal 1998. It is expected that funds necessary for these expenditures will be generated internally, and through available credit facilities.

     Gross trade accounts receivable of $41.1 million at April 30, 1997 increased $4.4 million (12%) from April 30, 1996 This increase was principally due to higher fourth quarter revenues. Days' sales outstanding in gross accounts receivable remains comparable to the prior year but continues to be negatively impacted by the traditionally longer payment cycle outside the United States. Additionally, longer payment terms are sometimes negotiated on large system orders. The Company's management does not believe these timing issues will present a material adverse impact on the Company's short-term liquidity requirements.

     The inventory increase of $3.9 million (11%) is related primarily to higher levels of business. Certain products manufactured by the Company's robotics and automation divisions require an extended manufacturing period, and therefore involve higher levels of work in process. The amount provided for obsolete and slow-moving goods at April 30, 1997 decreased $455,000, net of additions, from April 30, 1996.

     It is the Company's policy to hedge net assets denominated in foreign currencies (primarily the Deutschemark) where significant currency rate fluctuations may impact profitability.


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


                                                      /s/ Stephen D. Reichenbach
                                                      --------------------------
                                                          Stephen D. Reichenbach
                                                    Executive Vice President and
                                                         Chief Financial Officer

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     The following consolidated financial statements are filed as a part of this report:

INDEX TO FINANCIAL STATEMENTS                               PAGE IN THIS REPORT


Report of Independent Accountants                                     21

Consolidated Balance Sheets at April 30, 1997 and 1996                22

Consolidated Statements of Income for each of the three
  years in the period ended April 30, 1997                            23

Consolidated Statements of Cash Flows for each of
  the three years in the period ended April 30, 1997                  24

Consolidated Statements of Changes in Stockholders'
  Equity for each of the three years in the period
  ended April 30, 1997                                                26

Notes to Consolidated Financial Statements                            27


FINANCIAL STATEMENT SCHEDULES

VIII --   Valuation and Qualifying Accounts                           46


     All other schedules are omitted because they are not applicable.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Flow International Corporation


     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Flow International Corporation and its subsidiaries at April 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ Price Waterhouse LLP

PRICE WATERHOUSE  LLP
Seattle, Washington
June 3, 1997

                         FLOW INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)


                                                                 April 30,
                                                           --------------------
                                                            1997           1996
                                                            ----           ----
ASSETS:
Current Assets:
  Cash                                                     $2,479        $3,845
  Trade Accounts Receivable, less
     allowances for doubtful accounts of $1,008 and
     $1,186, respectively                                  40,050        35,467
  Inventories, net                                         38,471        34,589
  Deferred Income Taxes                                     4,758         1,965
  Other Current Assets                                      4,959         4,978
                                                         ----------------------
Total Current Assets                                       90,717        80,844

Property and Equipment, net                                25,594        27,083
Intangible Assets, net of accumulated amortization of
    $4,441 and $3,294, respectively                        11,471        13,901
Deferred Income Taxes                                         515           699
Other Assets                                                5,169         3,966
                                                         ----------------------
                                                         $133,466      $126,493
                                                         ----------------------
                                                         ----------------------

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
  Notes Payable                                            $1,651        $2,304
  Current Portion of Long-Term Obligations                     79         1,035
  Accounts Payable                                         11,619        12,088
  Accrued Payroll and Related Liabilities                   4,564         3,942
  Other Accrued Taxes                                       1,139           590
  Other Accrued Liabilities                                 3,539         3,019
                                                         ----------------------
Total Current Liabilities                                  22,591        22,978

Long-Term Obligations                                      53,569        45,590
Minority Interest                                             553           865

Stockholders' Equity:
  Series A 8% Convertible Preferred Stock -
    $.01 par  value, $500 liquidation preference,
    1,000,000 shares authorized, 0 issued
  Common Stock - $.01 par value, 20,000,000 shares
     authorized, 14,925,627 and 14,544,810 shares
     issued and outstanding, respectively, in 1997
     14,784,647 and 14,508,244 shares issued and
     outstanding, respectively, in 1996                       149           148
  Capital in Excess of Par                                 38,871        38,038
  Retained Earnings                                        19,266        18,541
  Treasury Common Stock, at cost, 380,817 and 276,403
     shares, respectively                                  (1,429)         (556)
  Cumulative Translation Adjustment                           101           981
  Unrealized loss on equity securities available
   for sale                                                  (205)
  Loan to Employee Stock Ownership Plan & Trust                 -           (92)
                                                         ----------------------
Total Stockholders' Equity                                 56,753        57,060
                                                         ----------------------
Commitments and Contingencies (Note 13)
                                                         ----------------------
                                                         $133,466      $126,493
                                                         ----------------------
                                                         ----------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                         FLOW INTERNATIONAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)


                                                  Year Ended April 30,
                                            -----------------------------------
                                            1997           1996            1995
                                            ----           -----          -----

Revenue:
     Sales                                $135,087       $117,090        $84,800
     Services                               20,336         17,355         15,256
     Rentals                                12,770         10,460          9,954
                                         ---------------------------------------
Total Revenues                             168,193        144,905        110,010

Cost of Sales:
     Sales                                  80,151         69,889         48,454
     Services                               15,241         12,653         10,850
     Rentals                                 6,650          4,933          4,395
                                         ---------------------------------------
Total Cost of Sales                        102,042         87,475         63,699
                                         ---------------------------------------

Gross Profit                                66,151         57,430         46,311

Expenses:
     Marketing                              27,173         22,281         16,582
     Research and Engineering                8,749          8,110          6,784
     General and Administrative             16,432         15,282         11,282
     Restructuring                           8,951
                                         ---------------------------------------
                                            61,305         45,673         34,648
                                         ---------------------------------------

Operating Income                             4,846         11,757         11,663

Interest Expense, net                       (3,837)        (3,503)        (2,374)
Other Income (Expense), net                    (46)           648            (30)
                                         ---------------------------------------

Income Before Provision for Income
 Taxes                                         963          8,902          9,259
Provision for Income Taxes                     238          1,817          1,531
                                         ---------------------------------------
Net Income                                  $  725         $7,085         $7,728
                                         ---------------------------------------
                                         ---------------------------------------
Net Income per Common and Equivalent Shares $  .05         $  .47         $  .53


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                         FLOW INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                Year Ended April 30,
                                                                        ---------------------------------
                                                                        1997          1996           1995
                                                                        ----          ----           ----
Cash Flows from Operating Activities:
 Net Income                                                          $  725       $  7,085       $  7,728
 Adjustments to Reconcile Net Income to Cash
  Provided (Used) by Operating Activities:
  Depreciation and amortization                                       7,472          6,856          5,199
  Restructuring provision                                             8,951
  Provision for losses on trade accounts receivable                     704            576            480
  Provision for slow moving and obsolete inventory                       83            207            324
  Tax effect of exercised stock options                                 284            170            164
  Other                                                                  92             92             92
  (Increase) Decrease in Current Assets,
   net of effects of restructuring and business combinations:
     Trade Accounts Receivable                                       (5,960)        (4,032)        (2,651)
     Inventories                                                     (4,029)        (6,482)        (1,516)
     Other Current Assets                                               (46)          (248)           (29)
     Deferred Income Taxes                                           (2,793)          (630)            87
    Increase (Decrease) in  Current Liabilities,
    net of effects of restructuring and business combinations:
     Accounts Payable                                                  (469)        (1,135)        (1,378)
     Accrued Payroll and Related Liabilities                            622            383            796
     Other Accrued Taxes                                                549            (48)           372
     Other Accrued Liabilities                                         (878)           229           (813)
   Increase in Intangible Assets                                                      (601)          (400)
   Increase in Other Long-Term Assets                                (1,165)        (2,361)           (39)
   (Decrease) Increase in Other Long-Term Liabilities                  (484)        (1,336)           192
                                                                     ------       --------        -------
  Cash provided (used) by operating activities                        3,658         (1,275)         8,608
                                                                     ------       --------        -------
Cash Flows from Investing Activities:
  Expenditures for property and equipment                            (9,153)        (8,820)        (5,584)
  Investment in equity securities                                    (1,500)
  Payment for business combinations                                                   (186)       (11,850)
  Other                                                                 462            445             17
                                                                     ------       --------        -------
  Cash used by investing activities                                 (10,191)        (8,561)       (17,417)
                                                                     ------       --------        -------
Cash Flows from Financing Activities:
  Borrowings (repayments) under line of credit agreements, net        8,585         16,771           (232)
  Proceeds from bridge loan                                                          1,636         12,364
  Repayment of bridge loan                                                         (14,000)
  Proceeds from long-term obligations                                   184         17,366            287
  Payments of long-term obligations                                  (2,399)        (9,076)        (4,397)
  Proceeds from issuance of common stock                                550            268            194
  Treasury stock repurchased and received in
   settlement of obligations                                           (873)             -              -
                                                                     ------       --------        -------
  Cash provided by financing activities                               6,047         12,965          8,216
                                                                     ------       --------        -------
Effect of exchange rate changes                                        (880)          (358)           316
                                                                     ------       --------        -------
Increase (decrease) in cash and cash equivalents                     (1,366)         2,771           (277)
Cash and cash equivalents at beginning of period                      3,845          1,074          1,351
                                                                     ------       --------        -------
Cash and cash equivalents at end of period                         $  2,479       $  3,845       $  1,074
                                                                     ------       --------        -------
                                                                     ------       --------        -------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                         FLOW INTERNATIONAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (In thousands)



                                                                                 Year Ended April 30,
                                                                          --------------------------------------
                                                                           1997           1996            1995
                                                                          ------        --------        --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash paid during the year for
    Interest                                                              $3,707         $3,572         $2,273
    Income Taxes                                                           2,091          3,024            740

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES


Fair value of assets acquired (Note 2)                                                   $2,860        $23,175
Cash paid, stock issued and notes assumed for assets acquired                              (597)       (14,965)
                                                                                        --------      --------

Liabilities assumed                                                                      $2,263       $  8,210
                                                                                        --------      --------
                                                                                        --------      --------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                         FLOW INTERNATIONAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (In thousands)


                                                                                                             Loan to
                                  Common Stock                                                              Employee     Unrealized
                            -------------------------   Capital                    Cumulative   Treasury     Stock        Loss on
                                               Par     In Excess     Retained      Translation   Common      Ownership    Equity
                                Shares        Value     of Par       Earnings      Adjustment     Stock    Plan & Trust  Securities
                            -------------------------------------------------------------------------------------------------------

Balances, April 30, 1994        14,031       $ 140      $33,889       $ 3,728      $ 1,023      $(556)         $(276)      $    -
                            -------------------------------------------------------------------------------------------------------
Issuance of Stock                  445           5        3,111
Exercise of Stock Options          127           1          356
Effect of Exchange
 Rate Changes                                                                          316
Other                                                       246                                                   92
Net Income                                                              7,728
                            -------------------------------------------------------------------------------------------------------
Balances, April 30, 1995        14,603         146       37,602        11,456        1,339       (556)          (184)
                            -------------------------------------------------------------------------------------------------------
                            -------------------------------------------------------------------------------------------------------

Exercise of Stock Options          182           2          266
Effect of Exchange Rate
 Changes                                                                              (358)
Other                                                       170                                                   92
Net Income                                                              7,085
                            -------------------------------------------------------------------------------------------------------
Balances, April 30, 1996        14,785         148       38,038        18,541          981       (556)           (92)
                            -------------------------------------------------------------------------------------------------------
                            -------------------------------------------------------------------------------------------------------


Exercise of Stock Options          141           1          549
Effect of Exchange Rate
 Changes                                                                              (880)
Repurchase of Treasury
 Stock                                                                                           (498)
Other                                                       284                                  (375)            92         (205)
Net Income                                                                725
                            --------------------------------------------------------------------------------------------------------
Balances, April 30, 1997        14,926       $ 149      $38,871       $19,266         $101    $(1,429)         $   -       $ (205)
                            --------------------------------------------------------------------------------------------------------
                            --------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       For the three years ended April 30, 1997
         (All tabular dollar amounts in thousands, except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
--------------------------------------------------------------------------------

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include Flow International Corporation, ("Flow" or the "Company"), and its wholly-owned subsidiaries, Flow Europe GmbH ("Flow Europe"), Flow Asia Corporation ("Flow Asia"), Rampart Waterblast, Inc., Spider Staging Corporation ("Spider"), Power Climber and affiliated companies ("Power Climber"), Dynovation Inc. ("Flow Automation") and three majority owned joint ventures including Flow Japan Corporation ("Flow Japan"). All significant intercompany transactions have been eliminated.

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

RECORVERABILITY OF LONG-LIVED ASSETS TO BE HELD AND USED IN THE BUSINESS:

    The Company reviews most long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used in its business annually for impairment, or whenever events or changes in circumstances indicate that the carrying amount of an asset or a group of assets may not be recoverable in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of". An impaired asset is written down to its estimated fair market value based on the best information available. The Company generally measures estimated fair market value by discounting estimated future cash flows. Accordingly, actual results could vary significantly from such estimates.

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

    The weighted average number of shares outstanding, including equivalent shares where required, for the years ended April 30, 1997, 1996, and 1995 were 15,054,000, 15,071,000, and 14,460,000, respectively. Fully diluted earnings per share do not differ materially from primary earnings per share. Equivalent shares are not included as shares outstanding in loss per share calculations.

    Statement of Financial Accounting Standards No. 128 ("FAS 128"), "Earnings Per Share" will be adopted during fiscal 1998. Applying the provisions of FAS 128, the proforma basic earnings per share would have been $.05,$.49 and $.56 for the fiscal years ending 1997, 1996 and 1995, respectively. The proforma diluted earnings per share would not differ from the amounts reported in the accompanying Consolidated Statements of Income.

FOREIGN CURRENCY TRANSLATION

    The functional currency of Flow Asia is the New Taiwan dollar; of Flow Europe, the U.S. dollar; of Flow Automation, the Canadian dollar; of Power Climber N.V. (part of Power Climber), the Belgian franc; and of Flow Japan, the Japanese yen. All assets and liabilities of these foreign subsidiaries are translated at year-end or historical exchange rates, as appropriate. Income and expense accounts of the foreign subsidiaries are translated at the average rates in effect during the year, except that Flow Europe depreciation and cost of sales are translated at historical rates. Adjustments resulting from the translation of Flow Asia, Flow Automation, Power Climber N.V., and Flow Japan's financial statements are recorded in the cumulative translation adjustment account in the stockholders' equity section of the accompanying Consolidated Balance Sheets. Adjustments resulting from the remeasurement of Flow Europe's accounts are included in the accompanying Consolidated Statements of Income.

    The Company utilizes forward exchange contracts and local currency borrowings to hedge its exposure to exchange rate fluctuations in connection with monetary assets and liabilities held in foreign currencies. The Company held forward exchange contracts maturing on various dates through June 1997 with a face value of approximately $480,000 at April 30, 1997 and $1.1 million at April 30, 1996. Unrealized gains associated with these forward contracts of $17,000 and $26,000 at April 30, 1997 and 1996, respectively are included in the caption Other Income (Expense), net in the accompanying Consolidated Statements of Income. For the years ended April 30, 1997, 1996 and 1995 a net foreign exchange loss of $590,000, $183,000 and $48,000, respectively, is included in the caption Other Income (Expense), net in the accompanying Consolidated Statements of Income.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

    All financial instruments on the balance sheet as of April 30, 1997 and 1996 are valued at cost which approximates fair value with the exception of the Company's investment in Phenix Composites, Incorporated, ("Phenix") (see Note
5).

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates that are particularly susceptible to significant change in the near term are the restructuring charge (see Note 4), percentage of completion estimates and the adequacy of the allowance for obsolete inventory, warranty obligations and doubtful accounts receivable.

MINORITY INTERESTS IN JOINT VENTURES

    The Company includes income or expense associated with the minority interest in joint ventures as part of Other Income (Expense), net in the accompanying Consolidated Statements of Income.

RECLASSIFICATIONS

Certain 1996 and 1995 amounts have been reclassified to conform with the 1997 presentation.

NOTE 2 - BUSINESS COMBINATIONS:
--------------------------------------------------------------------------------

    On November 11, 1994, Spider entered into a licensing agreement with Ark Systems, Inc. ("Ark") at a cost of $400,000. This division of the Company designs and manufactures a range of access containment systems which are used in under-bridge applications for surface preparation, lead-paint abatement, cleaning and maintenance. The agreement gives Spider the exclusive worldwide marketing and manufacturing rights to the Ark product line for five years.

    On December 15, 1994, the Company purchased substantially all of the assets and assumed substantially all of the liabilities of Dynovation Machine Systems, Inc. for consideration of $7,970,000. The difference between the net fair market value of assets acquired and consideration given has been recorded as goodwill. This company, now called Flow Automation, designs and manufactures robotic waterjet cutting cells and automated assembly systems. Results have been included in the consolidated financial statements from the date of acquisition based upon the purchase method of accounting.

    On January 3, 1995, the Company purchased certain net assets of ASI
Robotics Systems ("Flow Robotics") for consideration of $3,500,000 and 445,000 shares of Company common stock. The difference between the net fair market value of assets acquired and consideration given has been recorded as goodwill. Flow Robotics designs and manufactures high accuracy gantry robots and related systems used in waterjet and other applications. Results of this division have been included in the consolidated financial statements from the date of acquisition based upon the purchase method of accounting.

    In April 1995, Power Climber N.V. invested approximately $380,000 to become a majority partner in a joint venture with Consortium Europeen du Materiel ("CEM"). CEM operates three access systems sales, service and rental operations in France.

    In May 1995, the Company invested approximately $600,000 in a majority interest in a joint venture with Okura & Co., Ltd., its exclusive Japanese distributor, to form Flow Japan. The joint venture supplies the Japanese market with UHP equipment.

NOTE 3 - PRO FORMA FINANCIAL INFORMATION (UNAUDITED):
--------------------------------------------------------------------------------

    If Dynovation Machine Systems, Inc.'s net assets had been acquired at the beginning of the year ended April 30, 1995 , the results of the operations of Flow would be adjusted as follows on a pro forma basis. Total revenues would have been $117,190,000, and net income would have been $7,178,000, or $.50 per share. The adjustments to net income include additional interest expense of $369,000, and additional goodwill amortization of $317,000. The pro forma consolidated financial information is presented for information purposes only, does not take into account savings which may have been realized from the combination of the Company and

Dynovation Machine Systems, Inc., and is not indicative of the actual consolidated financial position or results of operations in the future.

NOTE 4 - RESTRUCTURING:
--------------------------------------------------------------------------------

    With the increasing acceptance of UHP technology as the machine tool of choice, as well as recent developments which utilize core UHP technology in liquid food processing, the management of Flow determined that refocusing Flow solely back to UHP was in the best interest of the Company. As a result, in February 1997 the Company announced its intent to divest itself of its Access and Services businesses and has retained an investment banker to assist in developing strategic alternatives. Access is comprised of the following business units: Spider, Power Climber, Ark and CEM. The Services business represents the HydroMilling-Registered Trademark- and HydroCleaning-TM-
operations.    Management expects to complete this process during the second quarter of fiscal 1998. During fiscal 1997 the Company recorded $9 million in expenses associated with the planned sale of these businesses. The primary components of these expenses are:

    Write down of assets to net realizable value           $7.4 million
    Restructuring costs to be incurred in fiscal 1998       1.3 million
    Restructuring costs incurred during fiscal 1997          .3 million


    These costs are included as a separate component of operating expenses. The net realizable value of assets to be sold was estimated by management utilizing an analysis prepared by the investment banker.

    The following table summarizes the operating results of the Access and Services operations for the year ended April 30,

                        1997           1996           1995
                     --------       --------      ----------
Revenue              $55,761        $52,334        $44,881
Gross Profit          19,516         18,286         15,207
Operating Income       4,593          5,509          4,038
Pre-tax Income         3,628          4,451          2,639


 NOTE 5 - RELATED PARTY TRANSACTIONS:
--------------------------------------------------------------------------------

    In August 1992, the Company entered into a stock purchase agreement with Phenix . The Company contributed cash and certain equipment valued at cost.
The book value of the investment is $484,000 at April 30, 1997 and 1996 and is being accounted for under the cost method. During fiscal 1996 the Company sold 46,153 shares representing 20.6% of its holdings of Phenix and recorded a gain of $175,000 which is included in other income. Currently, the Company's CEO and president is a member of the board of directors of Phenix.

    During fiscal 1997 the Company purchased 369,791 shares or 3.1% of Western Garnet International Ltd. ("Western Garnet") for $1.5 million. Western garnet is a publicly traded company on the Toronto stock exchange. Garnet is a consumable used in abrasivejet cutting and this investment was made to secure a long term relationship with the Company's supplier of its high quality garnet. The Company classifies this investment as available- for-sale under Statement of Financial Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Based upon the April 30, 1997 closing stock price of Western Garnet, the Company recorded an unrealized loss of $205,000 which is reflected in the equity section of the accompanying Consolidated Balance Sheets. Currently, the Company's CEO and president is a member of the board of directors of Western Garnet.


NOTE 6 - INVENTORIES:
--------------------------------------------------------------------------------
Inventories consist of the following:

                                                           April 30,
                                                      1997           1996

                                                    ----------------------
    Raw Materials and Parts                         $25,793        $23,334
    Work in Process                                   5,872          6,339
    Finished Goods                                    8,703          7,268
                                                    ----------------------
                                                     40,368         36,941
    Less: Provision for Slow-Moving
       and Obsolete Inventory                         1,897          2,352
                                                    ----------------------
                                                    $38,471        $34,589
                                                    ----------------------
                                                    ----------------------


NOTE 7 - PROPERTY AND EQUIPMENT:
--------------------------------------------------------------------------------
Property and equipment are as follows:

                                                           April 30,
                                                      1997           1996
                                                    ----------------------

    Land and Buildings                                $ 511         $  592
    Machinery and Equipment                          51,334         47,132
    Furniture and Fixtures                            2,469          2,730
    Leasehold Improvements                            6,254          5,864
    Construction in Progress                          1,442          2,132
                                                    ----------------------
                                                     62,010         58,450
    Less:
      Accumulated Depreciation and Amortization      34,288         31,367
      Net Realizable Value Provision                  2,128
                                                    ----------------------
                                                    $25,594        $27,083
                                                    ----------------------
                                                    ----------------------

NOTE 8 - LONG-TERM OBLIGATIONS AND NOTES PAYABLE:



Long-term obligations are as follows:

                                                           April 30,
                                                       1997         1996
                                                     ---------------------

     Flow Line of Credit                             $36,648        $28,079
     Private Debt Placement                           15,000         15,000
     Term Loans Payable                                1,754          3,160
     Guarantee of ESOP Loan                                              92
     Power Climber Acquisition Note                      246            294
                                                     ----------------------

                                                      53,648         46,625
     Less: Current Portion                                79          1,035
                                                     ----------------------
                                                     $53,569        $45,590
                                                     ----------------------
                                                     ----------------------

Current notes payable are as follows:

                                                              April 30,
                                                        1997           1996
                                                     ----------------------

     Flow Japan Notes Payable                         $1,261         $1,523
     Power Climber N.V. Notes Payable                    360            460
     Flow Automation Notes Payable                                       77
     Other Notes Payable                                  30            244
                                                     ----------------------
                                                      $1,651         $2,304
                                                     ----------------------
                                                     ----------------------

    The Company's Credit Agreement provides for a revolving line of credit of up to $60 million, split equally between two financial institutions, which expires on November 30, 2000. The amount which can be borrowed is limited based upon certain debt covenant restrictions. Interest rates under the Credit Agreement are at the bank's prime rate or are linked to LIBOR, at the Company's option. The funded debt ratio determines the LIBOR based interest rate. The Company has borrowed $36.6 million under the Credit Agreement as of April 30, 1997, the majority of which carries an interest rate of LIBOR plus 1.35%. LIBOR at April 30, 1997 was 5.69%. The Company pays 0.1% as an unused commitment fee. As of April 30, 1997, the Company has approximately $8.6 million of available domestic unused line of credit

    The Private Debt Placement is a ten-year note with seven equal principal payments beginning in September 1999. The Company pays interest semi-annually at a fixed rate of 7.2%. The Credit Agreement and Private Debt Placement are collateralized by a general lien on the Company's assets. The Company is required to comply with certain covenants relating to the Credit Agreement and Private Debt Placement including restrictions on dividends and transactions with affiliates, limitations on additional indebtedness, and maintenance of tangible net worth, working capital, fixed charge coverage, funded debt and debt service ratios. The covenants were amended so as to exclude the restructuring charges (see Note 4) associated with the divestiture of the Access and Services businesses. As of April 30, 1997, the Company was in compliance with all such covenants, as amended.

    Term loans payable at April 30, 1997 include: -

    $1.2 million denominated in Deutschemarks. A $2.5 million standby letter of credit has been issued by the Company's principal bank to the Company's German bank, to secure a credit facility for use by Flow Europe. Interest is payable monthly at a rate of 5%, with principal due in fiscal 1999. At April 30, 1997, Flow Europe had an unused $1.3 million credit facility.

    Approximately $130,000 in debt denominated in Belgian francs at interest rates ranging from 5.0% to 9.8% at April 30, 1997. This debt is secured via a standby letter of credit issued by the Company's principal bank. Principal and interest is paid monthly through fiscal 1999.

    Approximately $340,000 in term debt denominated in French francs at interest rates ranging from 7.6% to 8.3% at April 30, 1997. This debt is collaterialized by trade accounts receivable and inventory. Principal and interest is paid monthly through fiscal 1999.

    In September 1989, the Company guaranteed a loan of $844,000 funding the purchase of 250,000 shares of the Company's common stock by the Flow International Corporation Employee Stock Ownership Plan and Trust (the "ESOP"). The loan bears interest, payable quarterly, at 93% of the bank's prime rate and was paid in full during fiscal 1997 (see Note 10).

    In April 1993, the Company executed unsecured promissory notes totaling $2,262,000 to the previous owners of Power Climber in conjunction with the acquisition of assets. During fiscal 1996 the Company elected to payoff all but one of the promissory notes. The remaining note requires monthly payment of principal and interest, at 7.25%, through fiscal 2003.

    A $1 million standby letter of credit has been issued by the Company's principal bank to the Company's Japanese bank, to secure a credit facility for use by Flow Japan. The notes payable by Flow Japan are denominated in Japanese yen at interest rates ranging from 1.6% to 2.3% at April 30, 1997. Flow Japan has approximately $48,000 in unused credit facilities at their Japanese bank as of April 30, 1997.

    The notes payable by Power Climber N.V. are denominated in Belgian francs, and provide for interest at 5.0% at April 30, 1997. These notes are partially secured by a $650,000 standby letter of credit issued by the Company's bank as well as collaterialized by trade accounts receivable and inventory. Power Climber N.V. has approximately $1,464,000 in unused credit facilities at April 30, 1997.

    The notes payable by Flow Automation are collateralized by trade accounts receivable and inventory, and are denominated in Canadian dollars at an interest rate of Canadian prime plus 0.5%. Flow Automation has approximately $430,000 in unused credit facilities at April 30, 1997.

    Principal payments under long-term obligations for the next five years and thereafter are as follows: $79,000 in 1998, $3,917,000 in 1999, $2,190,000 in
2000, $38,834,000 in 2001, $2,196,000 in 2002, and $6,432,000 thereafter.


NOTE 9 - INCOME TAXES:
--------------------------------------------------------------------------------

The components of consolidated income before income taxes and the provision for income taxes are as follows:


                                               Year Ended April 30,
                                       -----------------------------------
                                       1997            1996           1995
                                       ----            ----           ----
Income Before Income Taxes:
  Domestic                            $2,509         $8,038         $8,994
  Foreign                             (1,546)           864            265
                                     -------         ------         ------
  Total                               $  963         $8,902         $9,259
                                     -------         ------         ------
                                     -------         ------         ------


    The provision for income taxes comprises:

                                               Year Ended April 30,
                                        -----------------------------------
                                       1997            1996           1995
                                       ----            ----           ----
Current Tax Expense:
  Domestic                          $  1,952       $  2,453         $  749
  State and Local                        261            281            271
  Foreign                                476            630             63
                                     -------         ------         ------
  Total                                2,689          3,364          1,083

 Deferred Tax Liability (Benefit)     (2,451)        (1,547)           448
                                     -------         ------         ------
Total Provision for Income Taxes      $  238         $1,817         $1,531
                                     -------         ------         ------
                                     -------         ------         ------

    Net deferred tax assets (liabilities) comprise the following:

                                            April 30, 1997       April 30, 1996
                                             ---------------     ----------------
Fixed assets                                   ($  648)            ($  525)
Obsolete inventory provisions                      400                 543
Restructuring charge                             3,043
Net operating loss carryover                     4,394               3,420
Subpart F income                                   239                 228
Foreign taxes                                     (500)               (412)
Accounts receivable allowances                      82                  66
Inventory capitalization                            91                 134
AMT Credits                                        225               1,234
All other                                          446                 383
                                                 -----               -----
  Subtotal                                       7,772               5,071
Valuation allowance                             (2,499)             (2,407)
                                                ------              ------
Total Net Deferred Taxes                        $5,273              $2,664
                                               -------             -------
                                               -------             -------

    A reconciliation of income taxes at the federal statutory rate to the provision for income taxes is as follows:

                                                               Year Ended April 30,
                                                 -------------------------------------------
                                                  1997                1996           1995
                                                ------              ------         ------
Income taxes at federal statutory rate            $327              $3,026         $3,148
Foreign sales corporation benefit                 (228)               (196)          (162)
Foreign operations expense                        (199)                279            541
Change in valuation allowance                       92              (2,285)        (2,504)
State and local taxes                              261                 281            179
Alternative minimum tax - domestic                                     822            200
Other                                              (15)               (110)           129
                                                  -------             ------         ------

Income tax provision                            $  238              $1,817         $1,531
                                                 ------              ------         ------
                                                 ------              ------         ------



    As of May 1, 1997, the Company had approximately $5 million of net operating loss carryforwards to offset certain Flow earnings for federal income tax purposes. Of the $5 million carryforward, $1.2 million was currently available. An additional $943,000 becomes available each fiscal year. These net operating loss carryforwards expire in varying amounts through the year 2003.

    Because of current and expected future earnings, the Company expects increased utilization of its U.S. net operating loss carryforwards and tax credits. Therefore, the U.S. valuation allowance was reduced by a net tax effected amount of $1,084,000 in fiscal 1997. The foreign net operating loss valuation allowance was increased by $1,176,000 in fiscal 1997.

    Provision has not been made for U.S. income taxes or foreign withholding taxes on $3.4 million of undistributed earnings of foreign subsidiaries. Those earnings have been and will continue to be reinvested. These earnings could become subject to additional tax if they were remitted as dividends, if foreign earnings were lent to the Company or a U.S. affiliate, or if the Company should sell its stock in the subsidiaries. It is not practicable to estimate the amount of additional tax that might be payable on the foreign earnings; however, the Company believes that U.S. foreign tax credits would largely eliminate any U.S. tax and offset any foreign tax.




NOTE 10 - VOLUNTARY PENSION AND SALARY DEFERRAL PLAN AND ESOP PLAN:
--------------------------------------------------------------------------------

    The Company has a 401(k) savings plan in which employees may contribute a percentage of their compensation. The Company makes contributions based on employee contributions and length of employee service. Company contributions and expenses under the plan for the years ended April 30, 1997, 1996, and 1995 were $709,000, $689,000, and $531,000, respectively.

    In September 1989, the Company established an ESOP for all employees meeting certain service requirements. Company contributions to the ESOP are discretionary; however, the Company has agreed to make contributions as necessary to fund the repayment of the ESOP loan (see Note 8). During the years ended April 30, 1997, 1996 and 1995, the Company recorded compensation and interest expense related to the ESOP of $108,000, $121,000 and $109,000, respectively.



Note 11 - Stock Options:
--------------------------------------------------------------------------------

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

    During the years ended April 30, 1997, 1996 and 1995, a total of 141,000, 182,000 and 127,000 options, respectively, were exercised under all stock option plans of the Company at an average price of $3.80, $3.04 and $1.52 per share, respectively.

    All options become exercisable upon a change in control of the Company. Options have a two-year vesting schedule, and are granted at fair market value. No compensation expense has been recorded in fiscal 1997, 1996 or 1995. The following chart summarizes the status of the options at April 30, 1997:

                                                --------------------------------------------------------------------------------
                                                 1984 Restated           1987 and Other          1991 SO
                                                                                                   Plan
                                                      and                 Nonemployee            and 1995
                                                   ADMAC Plan             Directors Plan         LTI Plan             Total
-------------------------------------------------------------------------------------------------------------------------------
Number of options                                    260,200                234,000               1,392,999          1,887,199
outstanding
Number of options vested                             260,200                 60,000                 707,265          1,027,465
Average exercise price                               $2.49                   $9.14                  $7.58              $6.92
per share of options
outstanding
-------------------------------------------------------------------------------------------------------------------------------


    In October 1995 the Financial Accounting Standards Board issued FAS 123 "Accounting for Stock Based Compensation," ("FAS 123"), which establishes financial accounting and reporting standards for stock based employee compensation plans and for the issuance of equity instruments to acquire goods and services from non-employees. In fiscal 1997, the Company adopted the disclosure-only provisions of FAS 123. If the Company had elected to recognize compensation costs based on the fair value at the date of grant for awards in fiscal 1997 and 1996, consistent with the provisions of FAS 123, the Company's net income (loss) and earnings (loss) per common share would have been reduced to the following pro forma amounts:

--------------------------------------------------------------------------------
       Year Ended April 30                    1997          1996
--------------------------------------------------------------------------------
Income (Loss) from Continuing Operations:
    As reported                              $725         $7,085
    Pro forma                             ($1,110)        $6,120

Primary Earnings (Loss) Per Share:
    As reported                           $  0.05         $ 0.47
    Pro forma                            ($  0.08)        $ 0.41


    The pro forma effect on net income for fiscal 1997 and 1996 may not be representative of the pro forma effect on net income for future years because the FAS 123 method of accounting for pro forma compensation expense has not been applied to options granted prior to May 1, 1995. Fully diluted earnings per share do not differ materially from primary earnings per share.

    The weighted-average fair values at date of grant for options granted in fiscal 1997 and 1996 were estimated using the Black-Scholes option-pricing model, based on the following assumptions: (i) no expected dividend yields for fiscal years 1997 and 1996; (ii) expected volatility rates of 47.1% for fiscal 1997 and 49.7% for fiscal 1996; and (iii) expected lives of 6 years for both fiscal 1997 and fiscal 1996. The risk-free interest rate applied for both fiscal 1997 and 1996 was 6.9%.

    The following table rolls forward the stock option activity for the following years ending April 30,:

 --------------------------------------------------------------------------------------
                                         1997                          1996
                                   Shares       Weighted -     Shares        Weighted -
                                                Average                       Average
                                                Exercise                      Exercise
                                                  Price                        Price
--------------------------------------------------------------------------------------
Outstanding - beginning of    1,498,825        $  5.73      1,312,824        $  4.34
year
Granted during the year:        622,195        $  9.41        384,660        $  8.96
Exercised during the year:      140,980        $  3.80        182,374        $  3.04
Forfeited during the year:       92,841        $  9.31         16,285        $  7.87

Outstanding, end of year      1,887,199        $  6.92      1,498,825        $  5.73
Exercisable, end of year      1,027,465        $  5.52      1,105,425        $  4.53
--------------------------------------------------------------------------------------

    The following table summarizes information about stock options outstanding at April 30, 1997:

                    ------------------------------------------------------------------------------
Range of Exercise      Number          Weighted-    Weighted-            Number          Weighted -
    Prices           Outstanding          Avg       Average          Exercisable at       Average
                     at April 30,      Remaining    Exercise            April 30,        Exercise
                         1997         Contractual     Price               1997             Price
                                         Life
-------------------------------------------------------------------------------------------------
$1.25 - $4.99         307,500           3.56        $  2.43             258,700        $  2.43
$5.00 - $7.99         661,525           6.05        $  5.76             564,375        $  5.82
$8.00 - $12.25        918,174           8.73        $  9.08             204,390        $  8.61
-------------------------------------------------------------------------------------------------
              Total:  1,887,199         7.02        $  6.92           1,027,465          $5.52
-------------------------------------------------------------------------------------------------



NOTE 12 - PREFERRED SHARE RIGHTS PURCHASE PLAN:
--------------------------------------------------------------------------------

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

NOTE 13- COMMITMENTS AND CONTINGENCIES:
--------------------------------------------------------------------------------

    The Company rents certain facilities and equipment under agreements treated for financial reporting purposes as operating leases. The majority of leases currently in effect are renewable for periods of two to five years. Rent expense under these leases was approximately $3,716,000, $4,041,000, and $2,724,000 for the years ended April 30, 1997, 1996 and 1995, respectively.

    Future minimum rents payable under operating leases for years ending April 30 are as follows:

                      Year Ending April 30,
                      1998                         $ 3,626
                      1999                           2,618
                      2000                           2,454
                      2001                           2,027
                      2002                           1,568
                   Thereafter                        4,682
                                                 ---------
                                                   $16,975
                                                 ---------
                                                 ---------

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

    Management estimates the range of the Company's future exposure amounts relating to unresolved claims at April 30, 1997, aggregate from approximately $0 to $400,000 before recoveries and between $0 and $300,000 net of recoveries.

    Included in Other Income (Expense), net, in the years ended April 30, 1997, 1996 and 1995 are settlements of approximately $161,000, $102,000, and $32,000, respectively.

NOTE 14- FOREIGN OPERATIONS:
--------------------------------------------------------------------------------

                                                                                                 ADJUSTMENTS
                                 UNITED                                             OTHER              &
                                 STATES          EUROPE          ASIA              FOREIGN       ELIMINATIONS  CONSOLIDATED
---------------------------------------------------------------------------------------------------------------------------
1997
---------------------------------------------------------------------------------------------------------------------------
Revenues:
    Customers (1)              $103,721        $33,845        $17,231             $13,396       $      -       $168,193
    Inter-area (2)               17,711              -          2,293                            (20,004)             -
---------------------------------------------------------------------------------------------------------------------------
Total revenues                  121,432         33,845         19,524              13,396        (20,004)       168,193
---------------------------------------------------------------------------------------------------------------------------

Operating Income (Loss) Before
Corporate Expenses               14,085         (1,215)         1,880              (1,925)                       12,825
Corporate Expenses                                                                                               (7,979)
                                                                                                               ----------
Operating Income                                                                                                 $4,846
                                                                                                               -----------

Identifiable Assets             $87,677        $20,698        $11,302             $13,789                      $133,466
                                                                                                               -----------
---------------------------------------------------------------------------------------------------------------------------
1996
---------------------------------------------------------------------------------------------------------------------------
Revenues:
    Customers (1)               $85,810        $32,394        $13,598             $13,103       $      -       $144,905
    Inter-area (2)               13,284              -            897                   -        (14,181)             -
---------------------------------------------------------------------------------------------------------------------------
Total revenues                   99,094         32,394         14,495              13,103        (14,181)       144,905
---------------------------------------------------------------------------------------------------------------------------
Operating Income (Loss) Before
Corporate Expenses               15,223          1,556            320                (124)                       16,975
Corporate Expenses                                                                                               (5,218)
                                                                                                               ------------
Operating Income                                                                                                $11,757
                                                                                                               ------------

Identifiable Assets             $81,342        $20,563        $10,541             $14,047                      $126,493
                                                                                                               ------------
---------------------------------------------------------------------------------------------------------------------------
1995
---------------------------------------------------------------------------------------------------------------------------
Revenues:
    Customers (1)               $79,406        $19,714         $5,396              $5,494        $     -       $110,010
    Inter-area (2)                8,347              -          1,094                   -         (9,441)             -
---------------------------------------------------------------------------------------------------------------------------
Total revenues                   87,753         19,714          6,490               5,494         (9,441)       110,010
---------------------------------------------------------------------------------------------------------------------------
Operating Income Before
Corporate Expenses               15,413            366            481                  30                        16,290

Corporate Expenses                                                                                               (4,627)
                                                                                                               -------------
Operating Income                                                                                                $11,663
                                                                                                               -------------

Identifiable Assets             $70,357        $16,316         $6,764             $12,047                      $105,484
                                                                                                               -------------



(1) U.S. sales to unaffiliated customers in foreign countries were $7,600,000, $5,978,000 and $6,881,000 in fiscal 1997, 1996, and 1995, respectively.
(2) Inter-area sales to affiliates represent products which were transferred between geographic areas at negotiated prices. These amounts have been eliminated in the consolidation.

NOTE 15- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):
--------------------------------------------------------------------------------



Fiscal 1997 Quarters         First         Second         Third          Fourth          Total
--------------------        --------       --------       --------       --------      ----------
Revenue                    $40,929        $41,323        $39,661        $46,280       $168,193
Gross Profit                16,273         17,311         15,779         16,788         66,151
Net Income (Loss)            2,232          2,424          1,312         (5,243)           725
Earnings (Loss) Per share *    .15            .16            .09           (.36)           .05


Fiscal 1996 Quarters          First          Second         Third          Fourth         Total
--------------------        --------       --------       --------       --------      ----------
Revenue                    $33,013        $35,622        $35,641        $40,629       $144,905
Gross Profit                13,905         14,191         13,826         15,508         57,430
Net Income                   2,060          1,806          1,151          2,068          7,085
Earnings Per Share*            .14            .12            .08            .14            .47


Fiscal 1995 Quarters         First          Second         Third          Fourth          Total
--------------------        --------       --------       --------       --------      ----------
Revenue                    $24,509        $26,758        $27,187        $31,556       $110,010
Gross Profit                10,438         11,600         10,954         13,319         46,311
Net Income                   1,649          2,162          1,616          2,301          7,728
Earnings Per Share             .12            .15            .11            .15            .53



* The total of the four quarters does not equal the year due to rounding.

                            FLOW INTERNATIONAL CORPORATION
                                    SCHEDULE VIII
                          VALUATION AND QUALIFYING ACCOUNTS
                                    (In Thousands)



                                                            Additions
                                                 ------------------------------
                                      Balance at     Charged to      Charged                                Balance
                                      Beginning       Costs and      to Other                                at End
Classification                        of Period        Expenses       Accounts          Deductions *       of Period
---------------                     ------------     -----------     ------------     --------------      -----------
Year Ended April 30:
---------------------
Allowance for Doubtful Accounts
-------------------------------
1997                                  $1,186           $704                            $  (882)             $1,008
1996                                   1,150            576                               (540)              1,186
1995                                     908            480                               (238)              1,150

Provision for Slow-Moving and Obsolete Inventory
------------------------------------------------
1997                                  $2,352            $83                            $  (538)             $1,897
1996                                   2,205            207                                (60)              2,352
1995                                   2,093            324                               (212)              2,205


------------
    *  Write-offs of uncollectible accounts and disposal of obsolete inventory.

                                       PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------------------------------------------------------------------------------

    Information regarding directors and executive officers of the registrant is incorporated herein by reference from the Company's Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.
--------------------------------------------------------------------------------

    Information regarding executive compensation is incorporated herein by reference from the Company's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------------------------------------------------------------------------------

    Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------------------------------

    Information regarding certain relationships and related transactions is incorporated herein by reference from the Company's Proxy Statement.

                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

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

         None

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

10.5 Flow International Corporation Employee Stock Ownership Plan and TrustgAreement, as amended and restated effective January 1, 1994, and certain later dates, between Flow International Corporation and Seattle -First National Bank, as trustee. (Incorporated by reference to Exhibit 10.7 to the registrant's Annual Report on Form 10-K for the year ended April 30, 1994).

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

10.14 Credit agreement amount Flow International Corporation, as borrower, the Lenders listed herein, as lenders, and US Bank of Washington, N.A. as agent for lenders dated September 25, 1995. (Incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the period ended October 31, 1995.)

10.15 Letter agreement dated April 25, 1997 between Flow International Corporation and U.S. Bank of Washington, N.A.

10.16 Note purchase agreement dated September 1, 1995. (Incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the period ended October 31, 1995.)

10.17    First amendment to Note Purchase Agreement dated July 16, 1997.

10.18    Form of Change in Control Agreement. (Incorporated by reference to
         Exhibit 10.17 to the registrant's Annual Report on Form 10-K for the year ended April 30, 1996.)

21.1     Subsidiaries of the Registrant.  (Incorporated by reference to Exhibit
         21.1 to the registrant's Annual Report on Form 10-K for the year ended April 30, 1996.)

23.1     Consent of Independent Accountants

27.1     Financial Data Schedule

                                      SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             FLOW INTERNATIONAL CORPORATION

July 22, 1997

                             /s/ Ronald W. Tarrant
                             ---------------------------------
                             Ronald W. Tarrant
                             Chairman, President and Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the behalf of the registrant and in the capacities on this 22th day of July, 1997


    Signature                       Title
  -------------                  ------------

/s/ Ronald W. Tarrant        Chairman, President, Chief Executive Officer
----------------------------  (Principal Executive Officer)
Ronald W. Tarrant

/s/ Stephen D. Reichenbach   Executive Vice President,
----------------------------  Chief Financial Officer
Stephen D. Reichenbach       (Principal Financial Officer & Principal
                              Accounting Officer)

/s/ Ronald D. Barbaro        Director
---------------------------
Ronald D. Barbaro


/s/ Daniel J. Evans           Director
---------------------------
Daniel J. Evans


/s/ Kathryn L. Munro         Director
---------------------------
Kathryn L. Munro

    Signature                  Title
 ---------------            ----------
/s/ Arlen I. Prentice        Director
---------------------------
Arlen I. Prentice


/s/ J. Michael Ribaudo       Director
---------------------------
J. Michael Ribaudo


/s/ Kenneth M. Roberts       Director
---------------------------
Kenneth M. Roberts


/s/ Sandra F. Rorem           Director
---------------------------
Sandra F. Rorem


/s/ Dean D. Thornton         Director
---------------------------
Dean D. Thornton