Form 10-Q
period 1997-07-31
FLOW INTERNATIONAL CORP
filed 1997-09-12
CIK 713002

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

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
                                 (206) 850-3500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                        ----     ----

The number of shares outstanding of common stock, as of August 21, 1997:
14,722,205 shares

                         FLOW INTERNATIONAL CORPORATION
                                      INDEX


                                                                        PAGE

Part I - FINANCIAL INFORMATION

   Item 1.  Condensed Consolidated Financial Statements

     Condensed Consolidated Balance Sheets -
       July 31, 1997 and April 30, 1997. . . . . . . . . . . . . . . . . . 3

     Condensed Consolidated Statements of Income -
       Three Months Ended July 31, 1997 and 1996 . . . . . . . . . . . . . 4

     Condensed Consolidated Statements of Cash Flows -
       Three Months Ended July 31, 1997 and 1996 . . . . . . . . . . . . . 5

     Notes to Condensed Consolidated Financial Statements. . . . . . . . . 6

   Item 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations.. . . . . . . . . . . . 7

Part II - OTHER INFORMATION

   Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . 9

   Item 2.  Changes in Securities. . . . . . . . . . . . . . . . . . . . . 9

   Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . . . . . 9

   Item 4.  Submission of Matters to a Vote
            of Security Holders. . . . . . . . . . . . . . . . . . . . . . 9

   Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . . . 9

   Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . 9

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

                         FLOW INTERNATIONAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                          JULY 31,     APRIL 30,
                                                            1997         1997
                                                         ---------     ---------
                                                        (unaudited)
               ASSETS
Current Assets:
   Cash                                                 $   7,824     $   2,479
   Trade Accounts Receivable, less allowances
      for doubtful accounts of $953 and
      $1,008, respectively                                 42,940        40,050
   Inventories                                             41,882        38,471
   Deferred Income Taxes                                    4,758         4,758
   Other Current Assets                                     4,338         4,959
                                                        ---------     ---------
Total Current Assets                                      101,742        90,717
Property and Equipment, net                                27,774        25,594
Intangible Assets, net of accumulated
   amortization of $4,682 and $4,441, respectively         14,033        11,471
Deferred Income Taxes                                         515           515
Other Assets                                                3,091         5,169
                                                        ---------     ---------
                                                        $ 147,155     $ 133,466
                                                        ---------     ---------
                                                        ---------     ---------

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Notes Payable                                        $   1,843     $   1,651
   Current Portion of Long-Term Obligations                 2,985            79
   Accounts Payable                                        12,027        11,619
   Accrued Payroll and Related Liabilities                  4,324         4,564
   Other Accrued Taxes                                        985         1,139
   Other Accrued Liabilities                                6,116         3,539
                                                        ---------     ---------
Total Current Liabilities                                  28,280        22,591
Long-Term Obligations                                      61,640        53,569
Minority Interest                                             518           553

Shareholders' Equity:
   Series A 8% Convertible Preferred Stock -
      $.01 par value, $500 liquidation
      preference, 1,000,000 shares authorized,
      0 issued
   Common Stock - $.01 par value, 20,000,000
    shares authorized
      15,091,611 and 14,710,794 shares issued
      and outstanding, respectively, at
      July 31, 1997 14,925,627 and 14,544,810
      shares issued and outstanding,
      respectively, at April 30, 1997                         151           149
   Capital in Excess of Par                                39,012        38,871
   Retained Earnings                                       21,508        19,266
   Treasury Common Stock of 380,817 shares at cost        (1,429)       (1,429)
   Cumulative Translation Adjustment                       (2,184)          101
   Unrealized Loss on Equity Securities
    Available For Sale                                       (341)         (205)
                                                        ---------     ---------
Total Stockholders' Equity                                 56,717        56,753
                                                        ---------     ---------
                                                        $ 147,155     $ 133,466
                                                        ---------     ---------
                                                        ---------     ---------


                       See Accompanying Notes to Condensed
                        Consolidated Financial Statements

                         FLOW INTERNATIONAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)


                                                            THREE MONTHS ENDED
                                                                 JULY 31,
                                                         -----------------------
                                                             1997        1996
Revenue:
  Sales                                                  $ 37,446      $ 32,353
  Services                                                  6,423         5,236
  Rentals                                                   3,645         3,340
                                                        ---------     ---------
    Total Revenues                                         47,514        40,929

Cost of Sales:
  Sales                                                    22,468        19,244
  Services                                                  5,887         3,808
  Rentals                                                   1,099         1,604
                                                        ---------     ---------
    Total Cost of Sales                                    29,454        24,656
                                                        ---------     ---------

Gross Profit                                               18,060        16,273

Expenses:
  Marketing                                                 6,895         6,232
  Research and Engineering                                  2,500         2,167
  General and Administrative                                4,160         4,102
                                                        ---------     ---------
                                                           13,555        12,501
                                                        ---------     ---------
Operating Income                                            4,505         3,772

Interest and Other Expense, net                            (1,055)         (629)
                                                        ---------     ---------

Income Before Provision for Income Taxes                    3,450         3,143

Provision for Income Taxes                                  1,208           911
                                                        ---------     ---------
Net Income                                              $   2,242     $   2,232
                                                        ---------     ---------
                                                        ---------     ---------


Earnings Per Common and Equivalent Shares               $     .15     $     .15
                                                        ---------     ---------
                                                        ---------     ---------


                      See Accompanying Notes to Condensed
                        Consolidated Financial Statements

                         FLOW INTERNATIONAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                            THREE MONTHS ENDED
                                                                 JULY 31,
                                                          ----------------------
                                                             1997         1996
Cash Flows from Operating Activities:

   Net Income                                             $ 2,242     $   2,232
   Adjustments to Reconcile Net Income to Cash
       Provided (Used) by Operating Activities:
       Depreciation and Amortization                        1,186         1,949
       Other                                                                 23
       Increase in assets                                  (2,434)       (2,508)
       Increase in liabilities                              1,475         1,667
                                                        ---------     ---------
   Cash provided by operating activities                    2,469         3,363
                                                        ---------     ---------

Cash Flows from Investing Activities:

   Expenditures for property and equipment                 (2,922)       (2,023)
   Payment for business combination, net of
    cash acquired                                          (2,528)
   Other                                                      135           (19)
                                                        ---------     ---------
   Cash used by investing activities                       (5,315)       (2,042)
                                                        ---------     ---------
Cash Flows from Financing Activities:

   Borrowings (repayments) under line
    of credit agreements, net                              10,345        (1,785)
   Payments of long-term debt                                 (12)          (38)
   Proceeds from issuance of common stock                     143           262
                                                        ---------     ---------
   Cash provided (used) by financing activities            10,476        (1,561)
                                                        ---------     ---------
Effect of exchange rate changes                            (2,285)         (332)
                                                        ---------     ---------
Increase (decrease) in cash and cash equivalents            5,345          (572)
Cash and cash equivalents at beginning of period            2,479         3,845
                                                        ---------     ---------
Cash and cash equivalents at end of period                $ 7,824       $ 3,273
                                                        ---------     ---------
                                                        ---------     ---------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Fair value of assets acquired                           $4,735
   Cash paid and stock issued for assets acquired          (2,818)
                                                        ---------
   Liabilities assumed                                     $1,917


                      See Accompanying Notes to Condensed
                        Consolidated Financial Statements

                         FLOW INTERNATIONAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    For the Three Months Ended July 31, 1997
                                   (unaudited)


1. In the opinion of the management of Flow International Corporation (the "Company"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, statements of income, and cash flows for the interim periods presented. These interim financial statements should be read in conjunction with the April 30, 1997 consolidated financial statements.

2. Primary earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding plus the equivalent shares attributable to dilutive stock options during each period.

     The weighted average number of shares outstanding, including equivalent shares where required, for the three months ended July 31, 1997 and 1996 were 15,198,000 and 15,025,000, respectively. Fully diluted earnings per share do not differ materially from primary earnings per share.

     Statement of Financial Accounting Standards No. 128 ("FAS 128"), "Earnings Per Share" will be adopted at the end of fiscal 1998. Applying the provisions of FAS 128, the proforma basic earnings per share and the proforma diluted earnings per share would not differ from the amounts reported in the accompanying Consolidated Statements of Income.


3.   Inventories consist of the following:
     (in thousands)
                                        JULY 31, 1997   APRIL 30, 1997
                                        ------------    --------------

     Raw Materials and Parts               $25,062          $23,896
     Work in Process                         8,345            5,872
     Finished Goods                          8,475            8,703
                                         ---------        ---------
                                           $41,882          $38,471
                                         ---------        ---------

4. In May 1997 the Company purchased the stock of Foracon Maschinen Anlangenbau ("Foracon") for $2.3 million and 33,655 shares of Flow common stock. The acquisition further increases the Company's strength in the European market. An additional 97,601 shares of Flow common stock will be paid as consideration if Foracon achieves certain financial targets. Foracon supplies ultrahigh-pressure and related systems to the German market.

5. In September 1997 the Company signed a definitive agreement to sell its Access and Services businesses. The transaction is expected to close at the end of September. The agreement provides for purchase of substantially all the assets of the Access and Services businesses. In fiscal 1997 the Company recorded a $9 million restructuring provision related to the planned divestiture. Management has reviewed the allowance and is of the opinion the provision as recorded is adequate.

                         FLOW INTERNATIONAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 1997 AND 1996

     Total revenues for the three months ended July 31, 1997 were $47.5 million, representing an increase of $6.6 million (16%) over the comparable prior year period. Total product sales increased $5.1 million (16%) versus the prior year quarter. Product sales from the Company's ultrahigh-pressure ("UHP") and Automation business increased $4.7 million (18%). Included in this increase was a 23% increase in system sales and a 12% increase in spare parts sales. The current year includes the results of Foracon Maschinen Anlagenbau ("Foracon") which was acquired in May 1997 to increase the Companys capacity as well as strengthen the Company's market position in Europe. Excluding the effect of Foracon, UHP revenues increased $3.3 million (13%). This $3.3 million increase includes the negative effect of the stronger dollar versus the deutschemark, an approximate $1 million reduction in revenues in the current year. All primary UHP and Automation sales territories experienced revenue gains with North America, Asia and Europe increasing 11%, 45% and 27%, respectively. Access product sales increased $392,000 (6%) as compared to the prior year. Service revenues of $6.4 million represent a $1.2 million increase (23%) over last year and rental revenues increased $305,000 (9%).

     Gross profit as a percentage of revenues (gross margin rate) was 38% for the quarter as compared to 40% in the prior year. The gross margin rate on the core UHP and Automation business remained at 42% for both the current and prior year quarter. The change in consolidated gross margin is attributable to the Services division which experienced higher than anticipated costs on several projects. Comparison of gross margin rates is dependent on the mix of revenue types, which includes sales, services, and rentals; and the mix of spare parts and systems in sales revenues. Robotic systems typically carry lower gross margin rates than the Company's pump, spare parts, and access systems businesses.

     Operating expenses of $13.6 million for the quarter ended July 31, 1997 were 29% of revenues as compared to 31% in the prior year. This decrease primarily results from general and administrative expenses which were flat quarter over quarter.

     Interest and other expense, net, of $1.1 million represents an increase of $426,000 (68%) over the prior year. Interest expense increased $300,000 reflecting increased borrowings. The remaining difference relates primarily to minority interest in net losses of the joint ventures.

     Based upon the expected tax position of the Company for fiscal 1998, taxes have been provided for at 35% versus 29% in the prior year. The income tax rate was lower than the statutory rate in both the current and prior year due primarily to lower foreign tax rates, benefits from the foreign sales corporation, and an ongoing review of the Company's FAS 109 valuation allowance.

                         FLOW INTERNATIONAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The weighted average number of shares outstanding for the quarter increased to 15,198,000 from 15,025,000 in the prior year. The increase relates primarily to stock consideration associated with the Foracon acquisition.

     As a result of the above, the Company recorded net income of $2.2 million, or 15 cents per share for the three months ended July 31, 1997 and 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company generated $2.5 million in cash from operations during the three months ended July 31, 1997 as compared to $3.4 million in the prior year. Total debt at July 31, 1997 was $66.5 million, up $11.2 million from April 30, 1997, while cash increased $5.3 million. The increase in debt was attributable to the purchase of Foracon, timing of cash receipts and paydown of debt, and the negative effect of several Services projects. Subsequent to quarter end the Company signed a definitive agreement to sell the Access and Services business. The cash proceeds will be used to paydown existing debt. In conjunction with this sale, the Company anticipates re-negotiating its current credit facilities to more properly reflect the anticipated credit needs in the future. The Company believes that the available credit facilities and working capital generated by operations, will provide sufficient resources to meet its operating and capital requirements. The Company's Credit Agreement and Private Placement require the Company to comply with certain financial covenants. As of July 31, 1997, the Company was in compliance with all such covenants.

     Gross trade receivables at July 31, 1997 increased $2.8 million (7%), from April 30, 1997. This is a function of an increase in sales, the acquisition of Foracon receivables, as well as a shift in the mix towards large system sales. Days sales in gross accounts receivable can be negatively impacted by the traditionally longer payment cycle outside the United States as well as that longer payment terms are sometimes negotiated on large system orders. The Company's management does not believe these timing issues will present a material adverse impact on the Company's short-term liquidity requirements.

     Inventories at July 31, 1997 increased $3.4 million (9%), from April 30, 1997. This increase is in large part work in process and represents products manufactured by Flow Robotics and Flow Automation which can require an extended manufacturing period, as well as the acquisition of Foracon inventory.

SAFE HARBOR STATEMENT:

STATEMENTS IN THIS REPORT THAT ARE NOT STRICTLY HISTORICAL ARE "FORWARD-LOOKING" STATEMENTS WHICH SHOULD BE CONSIDERED AS SUBJECT TO THE MANY UNCERTAINTIES THAT EXIST IN THE COMPANY'S OPERATIONS AND BUSINESS ENVIRONMENT. THESE UNCERTAINTIES, WHICH INCLUDE ECONOMIC AND CURRENCY CONDITIONS, MARKET DEMAND AND PRICING, COMPETITIVE AND COST FACTORS, AND THE LIKE, ARE SET FORTH IN THE FLOW INTERNATIONAL CORPORATION FORM 10-K REPORT FOR 1997 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

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


                                   FLOW INTERNATIONAL CORPORATION



Date:  September 11, 1997          /s/ Ronald W. Tarrant
                                   ---------------------
                                   Ronald W. Tarrant
                                   Chairman, President and
                                   Chief Executive Officer
                                   (Principal Executive Officer)



Date:  September 11, 1997          /s/ Stephen D. Reichenbach
                                   ---------------------
                                   Stephen D. Reichenbach
                                   Executive Vice President and Chief
                                   Financial Officer (Principal Financial
                                   Officer and Principal Accounting Officer)