Form 10-Q/A
period 1997-07-31
FLOW INTERNATIONAL CORP
filed 1997-10-10
CIK 713002

                                     FORM 10-Q/A

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON D.C. 20549

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
                                    (206) 850-3500



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                        ---      ---

The number of shares outstanding of common stock, as of September 30, 1997:
14,840,672 shares

                            FLOW INTERNATIONAL CORPORATION
                                        INDEX


                                                                            Page
                                                                            ----
Part I - FINANCIAL INFORMATION

 Item 1.  Condensed Consolidated Financial Statements

    Condensed Consolidated Balance Sheets -
     July 31, 1997 (as restated) and April 30, 1997. . . . . . . . . . . . . 3

    Condensed Consolidated Statements of Operations -
     Three Months Ended July 31, 1997 (as restated) and July 31, 1996. . . . 4

    Condensed Consolidated Statements of Cash Flows -
     Three Months Ended July 31, 1997 (as restated) and July 31, 1996. . . . 5

    Notes to Condensed Consolidated Financial Statements (as restated) . . . 6

 Item 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations (as restated).. . . . . . 8

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

 Item 4.  Submission of Matters to a Vote
           of Security Holders . . . . . . . . . . . . . . . . . . . . . . . 11

 Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . . . . . 11

 Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . 11

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

                            FLOW INTERNATIONAL CORPORATION
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                   (unaudited, in thousands, except share amounts)


                                                                   July 31,          April 30,
                                                                     1997               1997
                                                                   --------           --------
                                                                 (as restated)


           ASSETS
Current Assets:
  Cash                                                             $  7,824           $  2,479
  Trade Accounts Receivable, less allowances
    for doubtful accounts of $953 and $1,008, respectively           42,940             40,050
  Inventories                                                        41,882             38,471
  Deferred Income Taxes                                               4,758              4,758
  Other Current Assets                                                4,338              4,959
                                                                   --------           --------
Total Current Assets                                                101,742             90,717
Property and Equipment, net                                          27,774             25,594
Intangible Assets, net of accumulated
  amortization of $4,682 and $4,441, respectively                    14,033             11,471
Deferred Income Taxes                                                   515                515
Other Assets                                                          3,091              5,169
                                                                   --------           --------
                                                                   $147,155           $133,466
                                                                   --------           --------
                                                                   --------           --------

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Notes Payable                                                    $  1,843           $  1,651
  Current Portion of Long-Term Obligations                            2,985                 79
  Accounts Payable                                                   12,027             11,619
  Accrued Payroll and Related Liabilities                             4,324              4,564
  Other Accrued Taxes                                                   985              1,139
  Other Accrued Liabilities                                           9,307              3,539
                                                                   --------           --------
Total Current Liabilities                                            31,471             22,591
Long-Term Obligations                                                61,640             53,569
Minority Interest                                                       518                553

Shareholders' Equity:
  Series A 8% Convertible Preferred Stock -
    $.01 par value, $500 liquidation preference, 1,000,000 shares authorized, 0 issued
  Common Stock - $.01 par value, 20,000,000 shares authorized
    15,091,611 and 14,710,794 shares issued and outstanding,
    respectively, at July 31, 1997
    14,925,627 and 14,544,810 shares issued and outstanding,
    respectively, at April 30, 1997                                     151                149
  Capital in Excess of Par                                           39,012             38,871
  Retained Earnings                                                  18,317             19,266
  Treasury Common Stock of  380,817 shares at cost                   (1,429)            (1,429)
  Cumulative Translation Adjustment                                  (2,184)               101
  Unrealized Loss on Equity Securities Available For Sale              (341)              (205)
                                                                   --------           --------
Total Stockholders' Equity                                           53,526             56,753
                                                                   --------           --------
                                                                   $147,155           $133,466
                                                                   --------           --------
                                                                   --------           --------



                         See Accompanying Notes to Condensed
                          Consolidated Financial Statements

                            FLOW INTERNATIONAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited, in thousands, except per share data)



                                                                  Three Months Ended
                                                                        July 31,
                                                             -----------------------------
                                                                  1997             1996
                                                             (as restated)
Revenue:
  Sales                                                       $ 37,446           $ 32,353
  Services                                                       6,423              5,236
  Rentals                                                        3,645              3,340
                                                              --------           --------
    Total Revenues                                              47,514             40,929

Cost of Sales:
  Sales                                                         22,468             19,244
  Services                                                       5,887              3,808
  Rentals                                                        1,099              1,604
                                                              --------           --------
    Total Cost of Sales                                         29,454             24,656
                                                              --------           --------

Gross Profit                                                    18,060             16,273

Expenses:
  Marketing                                                      6,895              6,232
  Research and Engineering                                       2,500              2,167
  General and Administrative                                     4,160              4,102
  Restructuring (Note 1)                                         4,910                  -
                                                              --------           --------
                                                                18,465             12,501
                                                              --------           --------

Operating Income (Loss)                                           (405)             3,772

Interest and Other Expense, net                                 (1,055)              (629)
                                                              --------           --------

Income (Loss) Before Provision for Income Taxes                 (1,460)             3,143

Provision (Benefit) for Income Taxes                              (511)               911
                                                              --------           --------

Net Income (Loss)                                             $   (949)          $  2,232
                                                              --------           --------
                                                              --------           --------

Earnings (Loss) Per Common and Equivalent Shares              $   (.06)          $    .15
                                                              --------           --------
                                                              --------           --------



                         See Accompanying Notes to Condensed
                          Consolidated Financial Statements

                            FLOW INTERNATIONAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (unaudited, in thousands)

                                                                               Three Months Ended
                                                                                     July 31,
                                                                          -----------------------------
                                                                               1997           1996
                                                                          (as restated)
Cash Flows from Operating Activities:

  Net Income (Loss)                                                        $   (949)      $   2,232
  Adjustments to Reconcile Net Income to Cash
    Provided (Used) by Operating Activities:
    Depreciation and Amortization                                             1,186           1,949
    Restructuring provision                                                   4,910
    Other                                                                                        23
    Increase in assets                                                       (2,434)         (2,508)
    Increase (decrease) in liabilities, net of effects of restructuring        (244)          1,667
                                                                            -------         -------
  Cash provided by operating activities                                       2,469           3,363
                                                                            -------         -------

Cash Flows from Investing Activities:

  Expenditures for property and equipment                                    (2,922)         (2,023)
  Payment for business combination, net of cash acquired                     (2,528)
  Other                                                                         135             (19)
                                                                            -------         -------
  Cash used by investing activities                                          (5,315)         (2,042)
                                                                            -------         -------

Cash Flows from Financing Activities:

  Borrowings (repayments) under line of credit agreements, net               10,345          (1,785)
  Payments of long-term debt                                                    (12)            (38)
  Proceeds from issuance of common stock                                        143             262
                                                                            -------         -------
  Cash provided (used) by financing activities                               10,476          (1,561)
                                                                            -------         -------

Effect of exchange rate changes                                              (2,285)           (332)
                                                                            -------         -------
Increase (decrease) in cash and cash equivalents                              5,345            (572)
Cash and cash equivalents at beginning of period                              2,479           3,845
                                                                            -------         -------
Cash and cash equivalents at end of period                                  $ 7,824         $ 3,273
                                                                            -------         -------
                                                                            -------         -------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Fair value of assets acquired                                             $ 4,735
  Cash paid and stock issued for assets acquired                             (2,818)
                                                                            -------
  Liabilities assumed                                                       $ 1,917



                         See Accompanying Notes to Condensed
                          Consolidated Financial Statements

                            FLOW INTERNATIONAL CORPORATION
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                For the Three Months Ended July 31, 1997, as restated
                                     (unaudited)

1. On August 25, 1997 Flow International Corporation (the "Company") entered into an agreement to sell the assets and certain liabilities of the Access and Services businesses. The sale was completed on September 30, 1997.
    The primary business units included in this transaction are Spider Staging Corporation, Power Climber, Inc. and affiliated companies, Rampart Waterblast, Inc. and the Flow Services division. As a result of the terms of the Asset Purchase and Sale Agreement, the Company has restated first quarter results in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of". The Company has restated its results to include a $4.9 million charge to write down the assets sold to net realizable value as well as provide for probable future obligations associated with the sale. The charge is included as a separate component of operating expenses. During fiscal 1997, the Company recorded a $9 million restructuring provision related to the planned divestiture of the Access and Services businesses.

    As restated, the Company had a net loss of $949,000 or six cents per share for the quarter as compared to net income of $2.2 million or $.15 per share as previously reported.

2. In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, statements of operations, and cash flows for the interim periods presented. These interim financial statements should be read in conjunction with the April 30, 1997 consolidated financial statements.

3. Primary earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding plus the equivalent shares attributable to dilutive stock options during each period.

    The weighted average number of shares outstanding, including equivalent shares where required, for the three months ended July 31, 1997 and 1996 were 14,690,000 and 15,025,000, respectively. Fully diluted earnings per share do not differ materially from primary earnings per share.

    Statement of Financial Accounting Standards No. 128 ("FAS 128"), "Earnings Per Share" will be adopted at the end of fiscal 1998. Applying the provisions of FAS 128, the proforma basic earnings per share and the proforma diluted earnings per share would not differ from the amounts reported in the accompanying Consolidated Statements of Operations.

4.  Inventories consist of the following:
    (in thousands)

                                  July 31, 1997  April 30, 1997
                                  -------------  --------------

    Raw Materials and Parts          $25,062        $23,896
    Work in Process                    8,345          5,872
    Finished Goods                     8,475          8,703
                                     -------        -------
                                     $41,882        $38,471

                            FLOW INTERNATIONAL CORPORATION
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       For the Three Months Ended July 31, 1997
                                     (unaudited)

5. In May 1997 the Company purchased the stock of Foracon Maschinen Anlagenbau ("Foracon") for $2.3 million and 33,655 shares of Flow common stock. The acquisition further increases the Company's strength in the European market. An additional 97,601 shares of Flow common stock will be paid as consideration if Foracon achieves certain financial targets. Foracon supplies ultrahigh-pressure and related systems to the German market.

                            FLOW INTERNATIONAL CORPORATION
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 1997, AS RESTATED, AND 1996

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

    On August 25, 1997 the Company entered into an agreement to sell the assets and certain liabilities of the Access and Services businesses. The sale was completed on September 30, 1997. The primary business units included in this transaction are Spider Staging Corporation, Power Climber, Inc. and affiliated companies, Rampart Waterblast, Inc. and the Flow Services division. As a result of the terms of the Asset Purchase and Sale Agreement, the Company has restated first quarter results to include a $4.9 million charge to write down the assets sold to net realizable value as well as provide for probable future obligations associated with the sale. This charge is included as a separate component of operating expenses. During fiscal 1997, the Company recorded a $9 million restructuring provision related to the planned divestiture of the Access and Services businesses.

                            FLOW INTERNATIONAL CORPORATION
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

    Exclusive of the restructuring charge as discussed above, operating expenses were $13.6 million for the quarter ended July 31, 1997 or 29% of revenues as compared to 31% in the prior year. This decrease primarily results from general and administrative expenses which were flat quarter over quarter.

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

    The weighted average number of shares outstanding for the quarter decreased to 14,690,000, as restated, from 15,025,000 in the prior year. This decrease relates primarily to exclusion of common stock equivalents as a net loss was incurred during the current quarter.

    As a result of the above, the Company recorded a net loss of $949,000, or 6 cents per share, as restated, for the three months ended July 31, 1997 as compared to net income of $2.2 million or $.15 cents per share in the first quarter of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

    The Company generated $2.5 million in cash from operations during the three months ended July 31, 1997 as compared to $3.4 million in the prior year. Total debt at July 31, 1997 was $66.5 million, up $11.2 million from April 30, 1997, while cash increased $5.3 million. The increase in debt was attributable to the purchase of Foracon, timing of cash receipts and paydown of debt, and the negative effect of several Services projects. Subsequent to quarter end the Company sold it's Access and Services business. The cash proceeds of $31.7 million will be used to paydown existing debt. The Company believes that the available credit facilities and working capital generated by operations, will provide sufficient resources to meet its operating and capital requirements.
The Company's Credit Agreement and Private Placement require the Company to comply with certain financial covenants. As of July 31, 1997, the Company was in compliance with all such covenants.

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


                                                      FLOW INTERNATIONAL
CORPORATION



Date:  October 10, 1997           /s/ Ronald W. Tarrant
                                  ---------------------
                                  Ronald W. Tarrant
                                  Chairman, President and
                                  Chief Executive Officer
                                  (Principal Executive Officer)



Date:  October 10, 1997           /s/ Stephen D. Reichenbach
                                  --------------------------
                                  Stephen D. Reichenbach
                                  Executive Vice President and Chief
                                  Financial Officer (Principal Financial
                                  Officer and Principal Accounting Officer)