Form 10-Q
period 1997-10-31
FLOW INTERNATIONAL CORP
filed 1997-12-12
CIK 713002

                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1997

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

                      23500 - 64TH AVENUE SOUTH
                       KENT, WASHINGTON 98032
                          (253) 850-3500



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    X     No        .
                                                    --------    -------

The number of shares outstanding of common stock, as of December 5, 1997:
14,906,669 shares.

                      FLOW INTERNATIONAL CORPORATION
                                  INDEX


                                                                      Page
                                                                      ----
Part I - FINANCIAL INFORMATION

  Item 1.  Condensed Consolidated Financial Statements

     Condensed Consolidated Balance Sheets -
       October 31, 1997 and April 30, 1997.. . . . . . . . . . . . . . . .   3

     Condensed Consolidated Statements of Income -
       Three Months Ended October 31, 1997 and 1996. . . . . . . . . . . .   4

     Condensed Consolidated Statements of Income -
       Six Months Ended October 31, 1997 and 1996. . . . . . . . . . . . .   5

     Condensed Consolidated Statements of Cash Flows -
       Six Months Ended October 31, 1997 and 1996. . . . . . . . . . . . .   6

     Notes to Condensed Consolidated Financial Statements. . . . . . . . .   7

  Item 2.  Management's Discussion and Analysis of
        Financial Condition and Results of Operations. . . . . . . . . . .   9

Part II - OTHER INFORMATION

  Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .  15

  Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . .  15

  Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . .  15

  Item 4.  Submission of Matters to a Vote
              of Security Holders. . . . . . . . . . . . . . . . . . . . .  15

  Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . .  15

  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .  15

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16


                            FLOW INTERNATIONAL CORPORATION
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                         (in thousands, except share amounts)


                                                                       October 31,       April 30,
                                                                          1997 *           1997
                                                                       ---------        ---------
                    ASSETS                                            (unaudited)
Current Assets:
   Cash                                                                 $  3,615         $  2,479
   Trade Accounts Receivable, less allowances
      for doubtful accounts of $545 and $1,008, respectively              29,951           40,050
   Inventories                                                            36,707           38,471
   Deferred Income Taxes                                                   4,758            4,758
   Other Current Assets                                                    5,428            4,959
                                                                       ---------        ---------
Total Current Assets                                                      80,459           90,717
Property and Equipment, net                                               11,538           25,594
Intangible Assets, net of accumulated
   amortization of $4,959 and $4,441, respectively                        13,777           11,471
Deferred Income Taxes                                                        515              515
Other Assets                                                               2,919            5,169
                                                                       ---------        ---------
                                                                        $109,208         $133,466
                                                                       ---------        ---------

   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------
Current Liabilities:
   Notes Payable                                                        $  2,008         $  1,651
   Current Portion of Long-Term Obligations                                2,149               79
   Accounts Payable                                                        8,472           11,619
   Accrued Payroll and Related Liabilities                                 3,343            4,564
   Other Accrued Taxes                                                       452            1,139
   Other Accrued Liabilities                                               4,910            3,539
                                                                       ---------        ---------
Total Current Liabilities                                                 21,334           22,591
Long-Term Obligations                                                     29,973           53,569
   Minority Interest                                                         627              553
Stockholders' Equity:
   Series A 8% Convertible Preferred Stock - $.01 par value, $500 liquidation preference, 1,000,000 shares authorized, 0 issued
   Common Stock - $.01 par value, 20,000,000 shares authorized,
      15,270,357 and 14,889,540 shares issued and outstanding,
      respectively, at October 31, 1997
      14,925,627 and 14,544,810 shares issued and outstanding,
      respectively, at April 30, 1997                                        153              149
   Capital in Excess of Par                                               40,021           38,871
   Retained Earnings                                                      20,121           19,266
   Treasury Common Stock of 380,817 shares at cost                        (1,429)          (1,429)
   Cumulative Translation Adjustment                                      (1,187)             101
   Unrealized Loss on Equity Securities Available For Sale                  (405)            (205)
                                                                       ---------        ---------
Total Stockholders' Equity                                                57,274           56,753
                                                                       ---------        ---------
                                                                        $109,208         $133,466
                                                                       ---------        ---------



* See Note 2 which describes the disposition of certain business units during fiscal 1998

                         See Accompanying Notes to Condensed
                          Consolidated Financial Statements

                            FLOW INTERNATIONAL CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (unaudited; in thousands, except per share data)


                                                           Three Months Ended
                                                               October 31,
                                                           ------------------
                                                           1997 *        1996
Revenue:
  Sales                                                   $35,162     $ 32,302
  Services                                                               5,289
  Rentals                                                                3,732
                                                          -------     --------
    Total Revenues                                         35,162       41,323

Cost of Sales:
  Sales                                                    20,476       18,279
  Services                                                               3,975
  Rentals                                                                1,758
                                                          -------     --------
    Total Cost of Sales                                    20,476       24,012
                                                          -------     --------

Gross Profit                                               14,686       17,311
                                                          -------     --------

Expenses:
  Marketing                                                 5,327        6,547
  Research and Engineering                                  2,150        2,085
  General and Administrative                                3,420        4,348
                                                          -------     --------
                                                           10,897       12,980
                                                          -------     --------

Operating Income                                            3,789        4,331

Interest and Other Expense, net                            (1,014)        (917)
                                                          -------     --------

Income Before Provision for Income Taxes                    2,775        3,414

Provision for Income Taxes                                    971          990
                                                          -------     --------

Net Income                                                $ 1,804     $  2,424
                                                          -------     --------

Earnings Per Common and Equivalent Shares                 $   .12     $    .16
                                                          -------     --------

Average Common and Equivalent Shares Outstanding           15,384       15,055


* See Note 2 which describes the disposition of certain business units during fiscal 1998

                         See Accompanying Notes to Condensed
                          Consolidated Financial Statements

                            FLOW INTERNATIONAL CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (unaudited; in thousands, except per share data)


                                                           Six Months Ended
                                                              October 31,
                                                          --------------------
                                                           1997 *       1996
Revenue:
  Sales                                                   $72,608     $ 64,655
  Services                                                  6,423       10,525
  Rentals                                                   3,645        7,072
                                                          -------     --------
    Total Revenues                                         82,676       82,252

Cost of Sales:
  Sales                                                    42,944       37,523
  Services                                                  5,887        7,783
  Rentals                                                   1,099        3,362
                                                          -------     --------
    Total Cost of Sales                                    49,930       48,668
                                                          -------     --------

Gross Profit                                               32,746       33,584

Expenses:
  Marketing                                                12,222       12,779
  Research and Engineering                                  4,650        4,252
  General and Administrative                                7,580        8,450
  Restructuring (Note 2)                                    4,910            -
                                                          -------     --------
                                                           29,362       25,481
                                                          -------     --------

Operating Income                                            3,384        8,103

Interest and Other Expense, net                            (2,069)      (1,546)
                                                          -------     --------

Income Before Provision for Income Taxes                    1,315        6,557

Provision for Income Taxes                                    460        1,901
                                                          -------     --------

Net Income                                                $   855     $  4,656
                                                          -------     --------

Earnings Per Common and Equivalent Shares                 $   .06     $    .31
                                                          -------     --------

Average Common and Equivalent Shares Outstanding           15,253       15,042


* See Note 2 which describes the disposition of certain business units during fiscal 1998


                         See Accompanying Notes to Condensed
                          Consolidated Financial Statements

                           FLOW INTERNATIONAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (unaudited; in thousands)

                                                                                   Six Months Ended
                                                                                      October 31,
                                                                            -----------------------------
                                                                              1997 *               1996
Cash Flows from Operating Activities:

   Net Income                                                               $    855            $   4,656
   Adjustments to Reconcile Net Income to Cash
     Provided (Used) by Operating Activities:
     Depreciation and Amortization                                             2,283                3,714
     Restructuring Provision                                                   4,910
     Other                                                                                             61
     Increase in assets, net of disposition                                   (7,486)              (8,145)
     Increase (decrease) in liabilities, net of disposition                   (1,294)                 818
                                                                            --------            ---------
   Cash provided (used) by operating activities                                 (732)               1,104
                                                                            --------            ---------

Cash Flows from Investing Activities:

   Expenditures for property and equipment                                    (3,820)              (3,823)
   Payment for business combination, net of cash acquired                     (2,528)
   Other                                                                          61                  269
                                                                            --------            ---------
   Cash used by investing activities                                          (6,287)              (3,554)
                                                                            --------            ---------

Cash Flows from Financing Activities:

   Borrowings (repayments) under line of credit agreements, net                9,833                1,943
   Payments of long-term debt                                                   (649)                 (87)
   Proceeds from issuance of common stock                                      1,154                  474
   Purchase of treasury stock                                                                         (75)
                                                                            --------            ---------
   Cash provided by financing activities                                      10,338                2,255
                                                                            --------            ---------

Effect of exchange rate changes                                               (2,183)                (148)
                                                                            --------            ---------
Increase (decrease) in cash and cash equivalents                               1,136                 (343)
Cash and cash equivalents at beginning of period                               2,479                3,845
                                                                            --------            ---------
Cash and cash equivalents at end of period                                  $  3,615            $   3,502
                                                                            --------            ---------

Supplemental Disclosures of Cash Flow Information

   Fair value of assets acquired                                            $  4,735
   Cash paid for assets acquired                                              (2,818)
   Liabilities assumed                                                      $  1,917

* See Note 2 which describes the disposition of certain business units during fiscal 1998

                         See Accompanying Notes to Condensed
                          Consolidated Financial Statements

                            FLOW INTERNATIONAL CORPORATION
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      For the Six Months Ended October 31, 1997
                                     (unaudited)



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

     2. The Company sold the assets and certain liabilities of the Access and Services businesses. Operations of the disposed Access and Services businesses are not included in the second quarter fiscal 1998
          Consolidated Statement of Income.   The primary business units
          included in this transaction were Spider Staging Corporation, Power Climber, Inc. and affiliated companies, Rampart Waterblast, Inc. and the Flow Services division. Associated with the sale, the Company recorded a $4.9 million charge during the first quarter of fiscal 1998 to write down the assets sold to net realizable value as well as provide for probable future obligations associated with the sale. The charge is included as a separate component of operating expenses in the accompanying Consolidated Statements of Income. During fiscal 1997, the Company recorded a $9 million restructuring provision related to the planned divestiture of the Access and Services businesses.

     3. In May 1997 the Company purchased the stock of Foracon Maschinen Anlagenbau ("Foracon") for $2.3 million and 33,655 shares of Flow common stock. An additional 97,601 shares of Flow common stock will be paid as consideration if Foracon achieves certain financial targets. Foracon supplies ultrahigh-pressure and related systems to the European market and further increases the Company's strength in that market.

     4. Primary earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding plus the equivalent shares attributable to dilutive stock options during each period.

          The weighted average number of shares outstanding, including equivalent shares where required, for the three months ended October 31, 1997 and 1996 were 15,384,000 and 15,055,000, respectively, and for the six months ended October 31, 1997 and 1996 were 15,253,000 and 15,042,000, respectively. Fully diluted earnings per share do not differ materially from primary earnings per share.

          Statement of Financial Accounting Standards No. 128 ("FAS 128"), "Earnings Per Share" will be adopted at the end of fiscal 1998. Applying the provisions of FAS 128, the proforma basic earnings per share would be $.12 and $.17 for the quarters ended October 31, 1997 and 1996, respectively and $.06 and $.32 for the six months ended October 31, 1997 and 1996, respectively. Diluted earnings per share under FAS 128 would not differ from the amounts reported in the accompanying Consolidated Statements of Income.

                            FLOW INTERNATIONAL CORPORATION
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      For the Six Months Ended October 31, 1997
                                     (unaudited)


5.   Inventories consist of the following:
     (in thousands)


                                            October 31, 1997    April 30, 1997
                                            ----------------    --------------
          Raw Materials and Parts               $23,966             $23,896
          Work in Process                         6,936               5,872
          Finished Goods                          5,805               8,703
                                                -------             -------
                                                $36,707             $38,471
                                                -------             -------


                            FLOW INTERNATIONAL CORPORATION
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

          With the sale of its Access and Services operations complete, Flow International Corporation's (the "Company's") results for the quarter ended October 31, 1997 represent only ultrahigh-pressure ("UHP") operations, while the first quarter ended July 31, 1997 as well as the three and six month periods ended October 31, 1996 include the results of operations of both UHP and the Access and Services groups. Additionally, the Company recorded a $4.9 million restructuring provision during the first quarter ended July 31, 1997 to write down the assets sold to net realizable value as well as provide for probable future obligations associated with the sale. This charge is included as a separate component of operating expenses in the accompanying Consolidated Statements of Income.

     Given the significant disposition of part of the Company, management has provided below two separate Results of Operations reviews. The first one "UHP Results of Operations Analysis" provides a detailed review of the three and six month periods ended October 31, 1997 and 1996 for the UHP operations only. In the opinion of management this review is most appropriate as it compares the current and prior year results of operations of the core UHP business which remains after the disposition. Management also provides the "Historical Results of Operations Analysis" which is a comparison of the three and six month periods ended October 31, 1997 and 1996 as presented on the Consolidated Statements of Income.

UHP RESULTS OF OPERATIONS ANALYSIS -

     Included in the accompanying Consolidated Statements of Income for all periods presented are the results of operations for the UHP business. The Access and Services results from operations are included only in the six months ended October 31, 1997 and the three and six months ended October 31, 1996.
The following pro-forma table presents the results of operations related to the Company's UHP business only and excludes Access and Services:


Pro-forma, in (000's)               Three months ended         Six months ended
                                        October 31,               October 31,
                                  ---------------------     ---------------------
                                     1997         1996         1997         1996
                                  ---------------------     ---------------------
     Revenue                      $ 35,162     $ 26,956     $ 65,826     $ 52,919
     Gross Profit                   14,686       11,465       27,499       22,240
     Operating Expenses             10,897        9,160       20,935       18,170
     Operating Income                3,789        2,305        6,564        4,070
     Interest / other exp., net     (1,014)        (775)      (1,692)      (1,086)
     Pre-tax profit                  2,775        1,530        4,872        2,984


                            FLOW INTERNATIONAL CORPORATION
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     The following analysis compares the results of operations for the UHP business only for the three and six month periods ended October 31, 1997 and 1996 as outlined above.

     Revenues for the three months ended October 31, 1997 were $35.2 million, an increase of $8.2 million (30%) as compared to the prior year quarter of $27 million. For the six month period ended October 31, 1997 revenues increased $12.9 million (24%) to $65.8 million as compared to $52.9 million in the prior
year.   Revenue growth in both the quarter and year to date have been achieved in all three major geographic markets served by the Company. Year over year revenue growth in North America, Europe and Asia was 41%, 8% and 28% for the quarter and 25%, 17% and 35% for the six months ended October 31, 1997, respectively. The Company's revenues can be segregated into systems sales and consumables sales. In general a system sale is comprised of a pump along with the robotics or articulation to move the cutting head. Consumables represent parts used during the operation. Systems and consumables revenues increased 36% and 19% for the quarter and 30% and 15% for the six months ended October 31, 1997, respectively over the prior year periods.

     The gross margin rate was 42% for the quarter as compared to 43% in the prior year quarter and on a year to date basis was 42% for both the current and prior year. Comparison of gross margin rates is dependent on the mix of sales revenue types, which includes special system, standard system and consumables sales. Systems typically carry lower gross margin rates than the Company's consumable parts. The gross margin rate decrease in the quarter was primarily due to a higher percentage of systems sales relative to consumable sales in the current quarter versus the prior year period as well as continued competitive pressure on margins in Europe.

     Operating expenses of $10.9 million increased $1.7 million (19%) for the quarter ended October 31, 1997, compared to the prior year and were $20.9 million, up $2.8 million (15%) for the six months ended October 31, 1997 versus the prior year period. For the three and six month periods ended October 31, 1997, sales and marketing increased $790,000 (17%) and $1.3 million (15%), research and engineering increased $333,000 (18%) and $649,000 (17%) and general & administrative increased $614,000 (22%) and $814,000 (15%), respectively as compared to the prior year period. Operating expenses expressed as a percent of revenues however were 31% for the current quarter, an improvement from 34% of revenues in the prior year quarter. For the six months ended October 31, 1997 operating expenses as a percent of revenues were 32%, an improvement from 34% in the comparable period last year. The primary improvement resulted from reduced sales and marketing expenses as a percent of revenues.

                            FLOW INTERNATIONAL CORPORATION
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     Operating income for the quarter ended October 31, 1997 was $3.8 million, an increase of $1.5 million (64%) over the prior year quarter. For the year, operating income was $6.6 million, an improvement of 61% over the like period in the prior year.

     Second quarter fiscal 1998 interest and other expense, net of $1 million represents an increase of $239,000 (31%) compared to the prior year. The current quarter includes approximately $400,000 of increased interest expense versus the prior year period. This increased interest expense is a result of higher average borrowings during the current year. Included in the prior year quarter were higher foreign exchange losses associated with the strengthening dollar against the Deutschemark. Year-to-date, interest and other expense, net totaled $1.7 million, an increase of $606,000 (56%) compared to the same period in fiscal 1997. This increase is primarily related to higher interest expense on increased borrowings.

     Pre-tax income increased $1.2 million (81%) to $2.8 million in the quarter and was $4.9 million for the six months ended October 31, 1997, a $1.9 million (63%) improvement over the prior year period.

     Based upon the expected tax position of the Company for fiscal 1998, taxes have been provided for at 35% versus 29% in the prior year. The higher tax rate in fiscal 1998 is reflective of the projected change in mix of pre-tax income to higher taxing jurisdictions. The income tax rate was lower than the statutory rate in both the current and prior year due primarily to lower foreign tax rates, benefits from the foreign sales corporation, and an ongoing review of the Company's FAS 109 valuation allowance.

     The weighted average number of average shares outstanding for the quarter increased to 15,384,000 from 15,055,000 as compared to fiscal 1997. Year-to-date average shares outstanding increased to 15,253,000 from 15,042,000 over the prior year. This increase includes the issuance of stock related to the acquisition of Foracon.

     Applying the reported tax rate to the pre-tax income of the UHP operations, the Company recorded net income of $1.8 million, or 12 cents per share for the three months ended October 31, 1997, compared to $1.1 million, or 7 cents per share for the same period in the prior year. Year-to-date, net income for fiscal 1998 totaled $3.2 million, or 21 cents per share, compared to $2.1 million, or 14 cents per share, for fiscal 1997.

                            FLOW INTERNATIONAL CORPORATION
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

HISTORICAL RESULTS OF OPERATIONS ANALYSIS -

     The following analysis compares the three and six month periods ended October 31, 1997 and 1996 as presented in the accompanying Consolidated Statements of Income

     Revenues for the three months ended October 31, 1997 were $35.2 million, a decrease of $6.2 million (15%) as compared to the prior year quarter of $41.3 million. For the six month period ending October 31, 1997 revenues increased $424,000 (1%) to $82.7 million as compared to $82.3 million in the prior year. The decrease of $6.2 million in quarterly revenue results from the fact that Access and Services revenues were not recorded during the quarter ended October 31, 1997 due to the sale. This net decrease of $6.2 million is comprised of an $8.2 million (30%) increase in UHP revenues to $35.2 million offset by a drop in Access and Services revenues from $14.4 million in the prior year quarter to zero in the second quarter of fiscal 1998. For the six months ended October 31, 1997, UHP revenues increased $12.9 million (24%) and Access and Services revenues decreased $12.5 million (43%) as Access and Services revenues were only recorded during the first quarter of fiscal 1998 as compared to the prior year. See the "UHP Results of Operations Analysis" for more in depth discussion of revenue fluctuations within the UHP business.

     Gross profit as a percentage of revenues (gross margin rate) was 42% for both the current and prior year quarter and on a year to date basis was 40% for the current year as compared to 41% in the prior year period. The Access and Services businesses historically carry a lower gross margin rate then the Company's UHP product line. See the "UHP Results of Operations Analysis" for additional discussion of gross margin rate fluctuations in the UHP business.

     Operating expenses of $10.9 million decreased $2.1 million (16%) for the quarter ended October 31, 1997, compared to the prior year and were $29.4 million, up $3.9 million (15%) for the six months ended October 31, 1997 versus the prior year period. Excluding the restructuring charge, year to date operating expenses decreased $1 million (4%) as compared to the prior year period. Current quarter and year to date UHP operating expenses have increased 19% and 15% versus the prior year, respectively. This increase is offset by the exclusion of Access and Services expenses during the quarter ended October 31, 1997. Operating expenses expressed as a percent of revenues however were 31% for both the current quarter and prior year quarter. For the six months ending October 31, 1997 operating expenses as a percent of revenues were 36% versus 31% in the comparable period last year. Excluding the $4.9 million restructuring charge, operating expenses improved to 30% of revenues in the six months ended October 31,

                            FLOW INTERNATIONAL CORPORATION
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

1997. See the "UHP Results of Operations Analysis" for more in depth discussion of operating expenses in the UHP business.

     Operating income for the quarter ended October 31, 1997 was $3.8 million, a decrease of $542,000 (13%) over the prior year quarter. For the year, operating income was $3.4 million, a decrease of $4.7 million (58%) over the like period in the prior year.

     Second quarter fiscal 1998 interest and other expense, net of $1 million was flat as compared with the prior year. Year-to-date, interest and other expense, net totaled $2.1 million, an increase of $523,000 (34%) compared to the same period in fiscal 1997. Approximately one half of this increase is higher interest expense associated with higher year over year borrowings. Also included in the prior year was increased other income associated with the minority interest in net losses of an Access and Services joint venture. See the "UHP Results of Operations Analysis" for more in depth discussion of interest and other expense, net in the UHP business.

     Pre-tax income was $2.8 million in the current quarter versus $3.4 million in the prior year. The UHP operations recorded a $1.2 million (81%) improvement during the current quarter while Access and Services recorded income of $1.9 million in the prior year quarter but were not included in the current quarter. For the year, pre-tax income was $1.3 million as compared to $6.6 million in the prior year period. See the "UHP Results of Operations Analysis" for more in depth discussion of pre-tax income in the UHP business.

     Based upon the expected tax position of the Company for fiscal 1998, taxes have been provided for at 35% versus 29% in the prior year. The higher tax rate in fiscal 1998 is reflective of the projected change in mix of pre-tax income to higher taxing jurisdictions. The income tax rate was lower than the statutory rate in both the current and prior year due primarily to lower foreign tax rates, benefits from the foreign sales corporation, and an ongoing review of the Company's FAS 109 valuation allowance.

     The weighted average number of average shares outstanding for the quarter increased to 15,384,000 from 15,055,000 as compared to fiscal 1997. Year-to-date average shares outstanding increased to 15,253,000 from 15,042,000 over the prior year. This increase includes the issuance of stock related to the acquisition of Foracon.

     As a result the Company recorded net income of $1.8 million or $.12 in the current quarter versus $2.4 million or $.16 in the prior year period. For the six months ended October 31, 1997 the Company recorded net income of $855,000 or $.06 as compared to

                            FLOW INTERNATIONAL CORPORATION
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

$4.7 million or $.31 in the like period last year.

LIQUIDITY AND CAPITAL RESOURCES

     The Company used $732,000 in its operating activities during the six months ended October 31, 1997. For the like period in the prior year, the Company generated $1.1 million from operations. The use of cash during the current year is a result of the increase in trade accounts receivable and inventories as further discussed below. The current year Consolidated Statement of Cashflows reflects the disposition of the Access and Services businesses. Total notes payable and term obligations at October 31, 1997 was $34.1 million, down $21.2 million from April 30, 1997. This decrease reflects application of cash proceeds from the sale of Access and Services offset in part by borrowings to purchase Foracon. The Company believes that the available credit facilities and future working capital generated by operations will provide sufficient resources to meet its operating and capital requirements for the next twelve months. The Company's Credit Agreement and Private Placement require the Company to comply with certain financial covenants. As of October 31, 1997, the Company was in compliance with all such covenants.

     Gross trade receivables at October 31, 1997 decreased $10.6 million (26%), from April 30, 1997. Excluding Access and Services, the gross trade receivables of $30 million have increased $3.5 million (13%). This is the result of the increase in sales. Days sales in gross accounts receivable can be negatively impacted by the traditionally longer payment cycle outside the United States. The Company's management does not believe these timing issues will present a material adverse impact on the Company's short-term liquidity requirements.

     Inventories at October 31, 1997 decreased $1.8 million (5%), from April 30, 1997. Excluding Access and Services, inventory at October 31, 1997 of $36.7 million has increased $3.7 million (10%) from April 30, 1997. This increase is a result of the acquisition of Foracon and increases in work in process as well as raw materials and parts.

SAFE HARBOR STATEMENT:

STATEMENTS IN THIS REPORT THAT ARE NOT STRICTLY HISTORICAL ARE "FORWARD-LOOKING" STATEMENTS WHICH SHOULD BE CONSIDERED AS SUBJECT TO THE MANY UNCERTAINTIES THAT EXIST IN THE COMPANY'S OPERATIONS AND BUSINESS ENVIRONMENT. THESE UNCERTAINTIES, WHICH INCLUDE RISKS ASSOCIATED WITH THE RESTRUCTURING, ECONOMIC AND CURRENCY CONDITIONS, MARKET DEMAND AND PRICING, COMPETITIVE AND COST FACTORS, AND THE LIKE, ARE SET FORTH IN THE FLOW INTERNATIONAL CORPORATION FORM 10-K REPORT FOR 1997 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

          None

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company held its 1997 Annual Meeting of Stockholders on August 27,1997. At the meeting three directors, Daniel J. Evans, Kenneth M. Roberts and Ronald W. Tarrant were elected to three-year terms ending with the 2000 Annual Meeting of Stockholders receiving, respectively, 12,304,165, 12,338,978, and 12,302,946 votes in favor and 140,858, 106,045 and 142,077 votes withheld. An amendment to the 1995 Long-Term Incentive Compensation Plan (the "Plan") was also approved. The Plan received 8,699,919 votes for approval, 3,665,846 shares against and 79,258 shares abstained. In addition, a stockholder proposal received 540,748 votes in favor, 7,435,613 against and 568,177 abstained. There were no broker non-votes for the vote on the directors nor for the amendment. There were 3,900,485 broker non-votes for the stockholder proposal.

Item 5.   OTHER INFORMATION

          None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits - None


          (b)  Reports on Form 8-K -

               The Company filed a Current Report on Form 8-K on September 30, 1997 reporting the sale of substantially all the assets and selected liabilities of the Company's Access and Services businesses.

                            FLOW INTERNATIONAL CORPORATION
                                      SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              FLOW INTERNATIONAL CORPORATION
CORPORATION


Date: December 12, 1997       /s/ Ronald W. Tarrant
                              ---------------------
                              Ronald W. Tarrant
                              Chairman, President and
                              Chief Executive Officer
                              (Principal Executive Officer)



Date: December 12, 1997       /s/ Stephen D. Reichenbach
                              --------------------------
                              Stephen D. Reichenbach
                              Executive Vice President, Chief
                              Financial Officer (Principal Financial
                              Officer and Principal Accounting Officer)