Form 10-Q
period 1998-01-31
FLOW INTERNATIONAL CORP
filed 1998-03-16
CIK 713002

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1998

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
                                        ---     ---

The number of shares outstanding of common stock, as of March 11, 1998:
14,952,893 shares.

                        FLOW INTERNATIONAL CORPORATION
                                     INDEX


                                                                            Page
                                                                            ----
Part I - FINANCIAL INFORMATION

     Item 1.  Condensed Consolidated Financial Statements

       Condensed Consolidated Balance Sheets -
         January 31, 1998 and April 30, 1997..................................3

       Condensed Consolidated Statements of Income -
         Three Months Ended January 31, 1998 and 1997.........................4

       Condensed Consolidated Statements of Income -
         Nine Months Ended January 31, 1998 and 1997..........................5

       Condensed Consolidated Statements of Cash Flows -
         Nine Months Ended January 31, 1998 and 1997..........................6

       Notes to Condensed Consolidated Financial Statements...................7

     Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations..........................9

Part II - OTHER INFORMATION

     Item 1.  Legal Proceedings..............................................16

     Item 2.  Changes in Securities..........................................16

     Item 3.  Defaults Upon Senior Securities................................16

     Item 4.  Submission of Matters to a Vote
                of Security Holders..........................................16

     Item 5.  Other Information..............................................16

     Item 6.  Exhibits and Reports on Form 8-K...............................16

Signatures...................................................................17


                        FLOW INTERNATIONAL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)


                                                                     January 31,      April 30,
                                                                       1998 *           1997
                                                                     -----------      ---------
                                                                     (unaudited)
     ASSETS
Current Assets:
   Cash                                                               $  3,325        $  2,479
   Trade Accounts Receivable, less allowances
     for doubtful accounts of $672 and $1,008, respectively             32,390          40,050
   Inventories                                                          36,459          38,471
   Deferred Income Taxes                                                 4,758           4,758
   Other Current Assets                                                  5,113           4,959
                                                                      --------        --------
Total Current Assets                                                    82,045          90,717
Property and Equipment, net                                             11,507          25,594
Intangible Assets, net of accumulated
   amortization of $5,242 and $4,441, respectively                      13,563          11,471
Deferred Income Taxes                                                      515             515
Other Assets                                                             2,562           5,169
                                                                      --------        --------
                                                                      $110,192        $133,466
                                                                      --------        --------

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Notes Payable                                                      $  1,583        $  1,651
   Current Portion of Long-Term Obligations                              4,252              79
   Accounts Payable                                                      8,344          11,619
   Accrued Payroll and Related Liabilities                               3,844           4,564
   Other Accrued Taxes                                                     281           1,139
   Other Accrued Liabilities                                             5,134           3,539
                                                                      --------        --------
Total Current Liabilities                                               23,438          22,591
Long-Term Obligations                                                   27,895          53,569
Minority Interest                                                          613             553
Stockholders' Equity:
   Series A 8% Convertible Preferred Stock - $.01 par value, $500 liquidation preference, 1,000,000 shares authorized, 0 issued
   Common Stock - $.01 par value, 20,000,000 shares authorized,
     15,333,710 and 14,952,893 shares issued and outstanding,
     respectively, at January 31, 1998
     14,925,627 and 14,544,810 shares issued and outstanding,
     respectively, at April 30, 1997                                       153             149
   Capital in Excess of Par                                             40,494          38,871
   Retained Earnings                                                    21,931          19,266
   Treasury Common Stock of 380,817 shares at cost                      (1,429)         (1,429)
   Cumulative Translation Adjustment                                    (2,228)            101
   Unrealized Loss on Equity Securities Available For Sale                (675)           (205)
                                                                      --------        --------
Total Stockholders' Equity                                              58,246          56,753
                                                                      --------        --------
                                                                      $110,192        $133,466
                                                                      --------        --------


* See Note 2 which describes the disposition of certain business units during fiscal 1998

                      See Accompanying Notes to Condensed
                       Consolidated Financial Statements

                        FLOW INTERNATIONAL CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (unaudited; in thousands, except per share data)


                                                      Three Months Ended
                                                          January 31,
                                                      ------------------
                                                       1998 *     1997
Revenue:
  Sales                                               $34,463    $31,943
  Services                                                         4,573
  Rentals                                                          3,145
                                                      -------    -------
    Total Revenues                                     34,463     39,661

Cost of Sales:
  Sales                                                19,996     18,870
  Services                                                         3,407
  Rentals                                                          1,605
                                                      -------    -------
    Total Cost of Sales                                19,996     23,882
                                                      -------    -------
Gross Profit                                           14,467     15,779

Expenses:
  Marketing                                             5,175      6,906
  Research and Engineering                              2,613      2,201
  General and Administrative                            3,342      3,789
                                                      -------    -------
                                                       11,130     12,896
                                                      -------    -------

Operating Income                                        3,337      2,883

Interest and Other Expense, net                          (553)    (1,036)
                                                      -------    -------
Income Before Provision for Income Taxes                2,784      1,847

Provision for Income Taxes                                974        535
                                                      -------    -------
Net Income                                            $ 1,810    $ 1,312
                                                      -------    -------

Earnings Per Common and Equivalent Shares             $   .12    $   .09
                                                      -------    -------
Average Common and Equivalent Shares Outstanding       15,444     15,069


* See Note 2 which describes the disposition of certain business units during fiscal 1998

                      See Accompanying Notes to Condensed
                       Consolidated Financial Statements

                        FLOW INTERNATIONAL CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (unaudited; in thousands, except per share data)


                                                        Nine Months Ended
                                                           January 31,
                                                      ---------------------
                                                       1998 *        1997

Revenue:
  Sales                                               $107,071     $ 96,598
  Services                                               6,423       15,098
  Rentals                                                3,645       10,217
                                                      --------     --------
    Total Revenues                                     117,139      121,913

Cost of Sales:
  Sales                                                 62,940       56,393
  Services                                               5,887       11,190
  Rentals                                                1,099        4,967
                                                      --------     --------
    Total Cost of Sales                                 69,926       72,550
                                                      --------     --------
Gross Profit                                            47,213       49,363

Expenses:
  Marketing                                             17,397       19,685
  Research and Engineering                               7,263        6,453
  General and Administrative                            10,922       12,239
  Restructuring (Note 2)                                 4,910            -
                                                      --------     --------
                                                        40,492       38,377
                                                      --------     --------
Operating Income                                         6,721       10,986

Interest and Other Expense, net                         (2,622)      (2,582)
                                                      --------     --------
Income Before Provision for Income Taxes                 4,099        8,404

Provision for Income Taxes                               1,434        2,436
                                                      --------     --------
Net Income                                            $  2,665     $  5,968
                                                      --------     --------
Earnings Per Common and Equivalent Shares             $    .17     $    .40
                                                      --------     --------
Average Common and Equivalent Shares Outstanding        15,306       15,095


* See Note 2 which describes the disposition of certain business units during fiscal 1998

                      See Accompanying Notes to Condensed
                       Consolidated Financial Statements

                        FLOW INTERNATIONAL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited; in thousands)


                                                                       Nine Months Ended
                                                                          January 31,
                                                                     ---------------------
                                                                      1998 *        1997

Cash Flows from Operating Activities:

   Net Income                                                        $ 2,665      $ 5,968
   Adjustments to Reconcile Net Income to Cash
     Provided (Used) by Operating Activities:
     Depreciation and Amortization                                     3,212        5,465
     Restructuring Provision                                           4,910
     Other                                                                             92
     Increase in assets, net of disposition                           (9,005)      (5,551)
     Decrease in liabilities, net of disposition                        (882)      (1,041)
                                                                     -------      -------
   Cash provided (used) by operating activities                          900        4,933
                                                                     -------      -------

Cash Flows from Investing Activities:

   Expenditures for property and equipment                            (4,566)      (6,346)
   Payment for business combination, net of cash acquired             (2,528)      (1,500)
   Other                                                                (147)         387
                                                                     -------      -------
   Cash used by investing activities                                  (7,241)      (7,459)
                                                                     -------      -------

Cash Flows from Financing Activities:

   Borrowings (repayments) under line of credit agreements, net       10,070        4,422
   Payments of long-term debt                                         (1,286)        (729)
   Proceeds from issuance of common stock                              1,627          503
   Purchase of treasury stock                                                        (498)
                                                                     -------      -------
   Cash provided by financing activities                              10,411        3,698
                                                                     -------      -------
Effect of exchange rate changes                                       (3,224)        (363)
                                                                     -------      -------
Increase (decrease) in cash and cash equivalents                         846          809
Cash and cash equivalents at beginning of period                       2,479        3,845
                                                                     -------      -------
Cash and cash equivalents at end of period                           $ 3,325      $ 4,654
                                                                     -------      -------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Fair value of assets acquired                                     $ 4,735
   Cash paid for assets acquired                                      (2,818)
                                                                     -------
   Liabilities assumed                                               $ 1,917


* See Note 2 which describes the disposition of certain business units during fiscal 1998

                      See Accompanying Notes to Condensed
                       Consolidated Financial Statements

                        FLOW INTERNATIONAL CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  For the Nine Months Ended January 31, 1998
                                  (unaudited)


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

2. THE COMPANY SOLD THE ASSETS AND CERTAIN LIABILITIES OF THE ACCESS AND SERVICES BUSINESSES. OPERATIONS OF THE DISPOSED ACCESS AND SERVICES BUSINESSES ARE NOT INCLUDED IN THE SECOND OR THIRD QUARTER OF FISCAL 1998. THE PRIMARY BUSINESS UNITS INCLUDED IN THIS TRANSACTION WERE SPIDER STAGING CORPORATION, POWER CLIMBER, INC. AND AFFILIATED COMPANIES, RAMPART WATERBLAST, INC. AND THE FLOW SERVICES DIVISION. ASSOCIATED WITH THE SALE, THE COMPANY RECORDED A $4.9 MILLION CHARGE DURING THE FIRST QUARTER OF FISCAL 1998 TO WRITE DOWN THE ASSETS SOLD TO NET REALIZABLE VALUE AS WELL AS PROVIDE FOR PROBABLE FUTURE OBLIGATIONS ASSOCIATED WITH THE SALE. THE CHARGE IS INCLUDED AS A SEPARATE COMPONENT OF OPERATING EXPENSES IN THE ACCOMPANYING CONSOLIDATED STATEMENTS OF INCOME. DURING FISCAL 1997, THE COMPANY RECORDED A $9 MILLION RESTRUCTURING PROVISION RELATED TO THE PLANNED DIVESTITURE OF THE ACCESS AND SERVICES BUSINESSES.

3. In May 1997 the Company purchased the stock of Foracon Maschinen Anlagenbau ("Foracon") for $2.3 million and 33,655 shares of Flow common stock. An additional 97,601 shares of Flow common stock will be paid as consideration if Foracon achieves certain financial targets. Foracon supplies ultra high-pressure and related systems to the European market and further increases the Company's strength in that market.

4. Primary earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding plus the equivalent shares attributable to dilutive stock options during each period.

     The weighted average number of shares outstanding, including equivalent shares where required, for the three months ended January 31, 1998 and 1997 were 15,444,000 and 15,069,000, respectively, and for the nine months ended January 31, 1998 and 1997 were 15,306,000 and 15,095,000, respectively.
     Fully diluted earnings per share do not differ materially from primary earnings per share.

     Statement of Financial Accounting Standards No. 128 ("FAS 128"), "Earnings Per Share" will be adopted at the end of fiscal 1998. Applying the provisions of FAS 128, the proforma basic earnings per share would be $.12 and $.09 for the quarters ended January 31, 1998 and 1997, respectively and $.18 and $.41 for the nine months ended January 31, 1998 and 1997, respectively. Diluted earnings per share under FAS 128 would not differ from the amounts reported in the accompanying Consolidated Statements of Income.

                        FLOW INTERNATIONAL CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  For the Nine Months Ended January 31, 1998
                                  (unaudited)


5. Inventories consist of the following:
   (in thousands)


                                            January 31, 1998    April 30, 1997
                                            ----------------    --------------
   Raw Materials and Parts                      $22,238             $23,896
   Work in Process                                8,590               5,872
   Finished Goods                                 5,631               8,703
                                                -------             -------
                                                $36,459             $38,471
                                                -------             -------


                        FLOW INTERNATIONAL CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     During the second quarter of fiscal 1998 Flow International Corporation ("Flow" or the "Company") sold its non-core Access and Services operations. As such, results for the quarter ended January 31, 1998 represent only the core ultrahigh-pressure ("UHP") operations, while the first quarter of fiscal 1998 ended July 31, 1997 as well as the fiscal 1997 three and nine month periods ended January 31, 1997 include the operating results of UHP as well as Access and Services. The Access and Services business units accounted for approximately 33% of fiscal 1997 revenue. Additionally, the Company recorded a $4.9 million restructuring provision during the quarter ended July 31, 1997 to write down the assets sold to net realizable value as well as provide for probable future obligations associated with the sale. This charge is included as a separate component of operating expenses in the accompanying Consolidated Statements of Income.

     Given the significant disposition of part of the Company, management has provided below two separate Results of Operations reviews. The first one "UHP RESULTS OF OPERATIONS ANALYSIS" provides a detailed review of the three and nine month periods ended January 31, 1998 and 1997 for THE UHP OPERATIONS ONLY. In the opinion of management this review is most appropriate as it compares the current and prior year results of operations of the core UHP business which remains after the disposition. Management also provides the "Historical Results of Operations Analysis" which is a comparison of the three and nine month periods ended January 31, 1998 and 1997 as presented on the Consolidated Statements of Income.

UHP RESULTS OF OPERATIONS ANALYSIS -

     Included in the accompanying Consolidated Statements of Income for all periods presented are the results of operations for the UHP business. The Access and Services results from operations are included only in the nine months ended January 31, 1998 and the three and nine months ended January 31, 1997. The following pro-forma table presents the results of operations related to the Company's UHP business only and excludes the divested business units:


Pro-forma, in (000's)               Three months ended            Nine months ended
                                        January 31,                  January 31,
                                    ------------------           --------------------
                                      1998      1997               1998         1997
                                    ------------------           --------------------
     Revenue                        $34,463   $27,458            $100,289     $80,377
     Gross Profit                    14,467    11,968              41,966      34,208
     Operating Expenses              11,130     9,124              32,065      27,294
     Operating Income                 3,337     2,844               9,901       6,914
     Interest / other exp., net        (553)     (726)             (2,245)     (1,812)
     Pre-tax profit                   2,784     2,118               7,656       5,102


                        FLOW INTERNATIONAL CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


     THE FOLLOWING ANALYSIS COMPARES THE RESULTS OF OPERATIONS FOR THE UHP BUSINESS ONLY FOR THE THREE AND NINE MONTH PERIODS ENDED JANUARY 31, 1998 AND 1997 AS OUTLINED IN THE TABLE.

     Revenues for the three months ended January 31, 1998 were $34.5 million, an increase of $7 million (26%) as compared to the prior year quarter of $27.5 million. For the nine month period ended January 31, 1998 revenues grew $19.9 million (25%) to $100.3 million as compared to $80.4 million in the prior year. Revenue increased in both the quarter and year to date periods as compared to the prior year in all three major geographic markets served by the Company. Quarter over quarter revenue growth in North America, Europe and Asia was 33%, 20% and 5% while year over year revenue increased 28%, 17% and 23% for the nine months ended January 31, 1998, respectively. The quarterly Asian revenue growth was impacted by sales into Japan which were flat with the prior year quarter. Management believes this slow down is the result of timing of shipments versus any other factors. On a year to date basis, Japanese revenues have increased 32%. The Company's revenues can be segregated into two primary groups, systems sales and consumables sales. In general, a system sale is comprised of a pump along with the robotics or articulation to move the cutting head. Consumables represent parts used by the pump during operation. Systems and consumables revenues of $23.7 million and $10.8 million increased 30% and 17% for the quarter and revenues of $67 million and $33.3 million increased 30% and 15% for the nine months ended January 31, 1998, respectively over the prior year periods. The consumable revenue growth will be less than systems growth as

     Gross profit expressed as a percentage of revenues (gross margin rate) was 42% for the quarter as compared to 44% in the prior year quarter and on a year to date basis was 42% for fiscal 1998 as compared to 43% in fiscal 1997. Comparison of gross margin rates is dependent on the mix of sales revenue types, which includes special system, standard system and consumables sales. In general, UHP systems sales have gross margin rates less than 40% and consumable parts sales have margins in excess of 50%. The gross margin rate decrease in the quarter was primarily due to a higher percentage of systems sales relative to consumable sales in the current quarter versus the prior year period as well as continued competitive pressure on margins in Europe.

     Operating expenses of $11.1 million increased $2 million (22%) for the quarter ended January 31, 1998, compared to the prior year and were $32.1 million, up $4.8 million (17%) for the nine months ended January 31, 1998 versus the prior year period. Sales and marketing expenses increased $389,000 (8%) to $5.2 million for the quarter and increased $1.7 million (12%) to $15.4 million for the year as compared to the prior year periods. Expressed as a percentage of revenues, sales and marketing expenses decreased

                        FLOW INTERNATIONAL CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


to 15% from 17% for both the quarter and year to date periods versus the prior year. This improvement is reflective of the increased leverage of a higher revenue base. Research and engineering expense increased $654,000 (33%) to $2.6 million for the quarter and increased $1.3 million (23%) to $7 million for the year to date period. Research on the "Fresher Under Pressure" technology represents a significant portion of the increase in research and engineering expense. As a percent of revenues, research and engineering expenses in fiscal 1998 remain comparable to the prior year. The Company will continue to aggressively pursue technological advances through increased research and engineering spending. General & administrative expense of $3.3 million increased $963,000 (40%) for the quarter and on a year to date basis was $9.7 million, a $1.8 million (22%) increase as compared to the prior year period. General and administrative expenses expressed as a percent of revenues were approximately one percentage point higher during the third quarter as compared to the prior year. This increase is attributable to the inclusion of the May 1997 Foracon acquisition. For the year, general & administrative expenses as a percent of revenues have remained comparable. Total operating expenses expressed as a percent of revenues were 32% for the current quarter, an improvement from 33% of revenues in the prior year quarter. For the nine months ended January 31, 1998 operating expenses as a percent of revenues were 32%, an improvement from 34% in the comparable period last year.

     Operating income for the quarter ended January 31, 1998 was $3.3 million, an increase of $493,000 (17%) over the prior year quarter. For the year, operating income was $9.9 million, an improvement of 43% over the like period in the prior year.

     Third quarter fiscal 1998 interest and other expense, net of $553,000 represents a decrease of $173,000 (24%) compared to the prior year. This decrease is primarily a result of reduced interest expense associated with lower debt levels quarter over quarter. Year-to-date, interest and other expense, net totaled $2.2 million, an increase of $433,000 (24%) compared to the same period in fiscal 1997. This increase is primarily related to higher interest expense on increased average borrowings versus the comparable period in the prior year.

     Pre-tax income increased $666,000 (31%) to $2.8 million in the quarter and was $7.7 million for the nine months ended January 31, 1998, a $2.6 million (50%) improvement over the prior year period.

     Based upon the expected tax position of the Company for fiscal 1998, taxes have been provided for at 35% versus 29% in the prior year. The higher tax rate in fiscal 1998 is reflective of the projected change in mix of pre-tax income to higher taxing jurisdictions as well as greater utilization in the prior year of net operating loss carryforward benefits.

                        FLOW INTERNATIONAL CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


The income tax rate was lower than the statutory rate in both the current and prior year due primarily to lower foreign tax rates, benefits from the foreign sales corporation, and an ongoing review of the Company's FAS 109 valuation allowance. Had the current year tax rate of 35% been applied to the prior year, earnings per share for the prior year third quarter fiscal
1997 would have been reduced $.01 to $.09 and the nine months ended January 31, 1997 would have been reduced $.02 to $.22.

     The weighted average number of average shares outstanding for the quarter increased to 15,444,000 from 15,069,000 as compared to fiscal 1997. Year-to-date average shares outstanding increased to 15,306,000 from 15,095,000 over the prior year. This increase includes the issuance of stock related to the acquisition of Foracon.

     The Company recorded net income of $1.8 million, or $.12 per share for the three months ended January 31, 1998, compared to $1.5 million, or $.10 per share for the same period in the prior year. Year-to-date, net income for fiscal 1998 totaled $5 million, or $.33 per share, compared to $3.6 million, or $.24 per share, for fiscal 1997.

HISTORICAL RESULTS OF OPERATIONS ANALYSIS (INCLUDES DIVESTED OPERATIONS)-

     The following analysis compares the three and nine month periods ended January 31, 1998 and 1997 as presented in the accompanying Consolidated Statements of Income.

     Revenues for the three months ended January 31, 1998 were $34.5 million, a decrease of $5.2 million (13%) as compared to the prior year quarter of $39.7 million. For the nine month period ending January 31, 1998 revenues decreased $4.8 million (4%) to $117.1 million as compared to $121.9 million
in the prior year.   These decreases result from the fact that the Access and
Services operations of the Company were sold during the second quarter of fiscal 1998 and thus revenues were not recorded during the quarter ended January 31, 1998. Excluding the Access and Services operations, whose revenues were $12.2 million in the third quarter of fiscal 1997, revenues in the current quarter increased $7 million (26%) versus the prior year. For the nine months ended January 31, 1998, consolidated revenues decreased
$4.8 million. This decrease is comprised of a increase in UHP revenues of $19.9 million (25%) and a decrease in Access and Services revenues of $19 million (62%). See the "UHP Results of Operations Analysis" for more in depth discussion of revenue fluctuations within the UHP business.

                        FLOW INTERNATIONAL CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


     The gross margin rate was 42% for the current quarter, an improvement from 40% in the prior year third quarter. On a year to date basis gross margin rates remain comparable at 40%. The Access and Services businesses historically carry a lower gross margin rate then the Company's UHP product line. See the "UHP Results of Operations Analysis" for additional discussion of gross margin rate fluctuations in the UHP business.

     Operating expenses of $11.1 million decreased $1.8 million (14%) for the quarter ended January 31, 1998, compared to the prior year and were $40.5 million, up $2.1 million (6%) for the nine months ended January 31, 1998 versus the prior year period. Excluding the restructuring charge, year to date operating expenses decreased $2.8 million (7%) as compared to the prior year period. Current quarter and year to date UHP operating expenses have increased 22% and 17% versus the prior year, respectively. This increase is offset by the exclusion of Access and Services expenses during the second and third quarters of fiscal 1998. Operating expenses expressed as a percent of revenues were 32% for the current quarter as compared to 33% in the prior year period. For the nine months ending January 31, 1998 operating expenses as a percent of revenues were 35% versus 31% in the comparable period last year. Excluding the $4.9 million restructuring charge, operating expenses improved to 30% of revenues in the nine months ended January 31, 1998. See the "UHP Results of Operations Analysis" for more in depth discussion of operating expenses in the UHP business.

     Operating income for the quarter ended January 31, 1998 was $3.3 million, an increase of $454,000 (16%) over the prior year quarter. For the year, operating income was $6.7 million, a decrease of $4.3 million (39%) over the like period in the prior year.

     Third quarter fiscal 1998 interest and other expense, net of $553,000 was down $483,000 (47%) as compared with the prior year. This decrease is primarily a result of reduced interest expense associated with decreased debt levels. Year-to-date, interest and other expense, net totaled $2.6 million, essentially flat with the prior year. See the "UHP Results of Operations Analysis" for more in depth discussion of interest and other expense, net in the UHP business.

     Pre-tax income was $2.8 million in the current quarter versus $1.8 million in the prior year. The UHP operations recorded a $666,000 (31%) improvement during the current quarter while Access and Services recorded a loss of $271,000 in the prior year quarter but were not included in the current quarter. For the year, pre-tax income was $4.1 million as compared to $8.4 million in the prior year period. See the "UHP Results of Operations Analysis" for more in depth discussion of pre-tax income in the UHP business.

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

     The weighted average number of average shares outstanding for the quarter increased to 15,444,000 from 15,069,000 as compared to fiscal 1997. Year-to-date average shares outstanding increased to 15,306,000 from 15,095,000 over the prior year. This increase includes the issuance of stock related to the acquisition of Foracon.

     As a result the Company recorded net income of $1.8 million or $.12 per share in the current quarter versus $1.3 million or $.09 per share in the prior year period. For the nine months ended January 31, 1998 the Company recorded net income of $2.7 million or $.17 per share as compared to $6 million or $.40 per share in the like period last year.

LIQUIDITY AND CAPITAL RESOURCES

     The Company generated $900,000 of cashflow from its operating activities during the nine months ended January 31, 1998. For the like period in the prior year, the Company generated $4.9 million from operations. The current year Consolidated Statement of Cashflows reflects the disposition of the Access and Services businesses. A significant portion of cashflow generated from operations during the prior year period related to the Access and Services units. However the expenditures for property and equipment for these same units exceeded the cashflow they generated from operations. Total notes payable and term obligations at January 31, 1998 were $33.7 million, down $21.6 million (39%) from April 30, 1997. This decrease reflects application of cash proceeds from the sale of Access and Services offset in part by borrowings to purchase Foracon. The Company believes that the available credit facilities and future working capital generated by operations will provide sufficient resources to meet its operating and capital requirements for the next twelve months. The Company's Credit Agreement and Private Placement require the Company to comply with certain financial covenants. As of January 31, 1998, the Company was in compliance with all such covenants.

     Gross trade receivables at January 31, 1998 decreased $8 million (19%), from April 30, 1997. Excluding Access and Services, the gross trade receivables of $33.1 million have increased $5.9 million (22%). This is the result of the increase in sales.

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

     Inventories at January 31, 1998 decreased $2 million (5%), from April 30, 1997. Excluding Access and Services, inventory at January 31, 1998 of
$36.5 million has increased $3.5 million (11%) from April 30, 1997. This increase is a result of the acquisition of Foracon and increases in work in process as well as raw materials and parts.

     The Company is currently converting its existing computer applications to ensure compliance with the potential date impact of the year 2000. Additionally the Company is interviewing key suppliers and customers to ensure compliance on their part. Management currently feels the project will be completed in early calendar 1999 and the associated costs will not be material to the Company.






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


                                       FLOW INTERNATIONAL CORPORATION


Date:  March 16, 1998                  /s/ Ronald W. Tarrant
                                       ---------------------
                                       Ronald W. Tarrant
                                       Chairman, President and
                                       Chief Executive Officer
                                       (Principal Executive Officer)


Date:  March 16, 1998                  /s/ Stephen D. Reichenbach
                                       --------------------------
                                       Stephen D. Reichenbach
                                       Executive Vice President, Chief
                                       Financial Officer (Principal Financial
                                       Officer and Principal Accounting Officer)