Form 10-K
period 1998-04-30
FLOW INTERNATIONAL CORP
filed 1998-07-21
CIK 713002

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 1998

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non affiliates of the registrant based upon the closing price reported by the National Association of Securities Dealers' Automated Quotation System ("NASDAQ") as of June 23, 1998, was $169,000,000. The number of shares of common stock outstanding as of June 23, 1998, was 15,061,354 shares.

------------------------------------------------------------------------------
DOCUMENTS INCORPORATED BY REFERENCE
------------------------------------------------------------------------------

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

Item 10   Directors and Executive Officers of the Registrant

Item 11   Executive Compensation

Item 12   Security Ownership of Certain Beneficial Owners and Management

Item 13   Certain Relationships and Related Transactions

                                     PART I

ITEM 1.  BUSINESS
-------------------------------------------------------------------------------

     Flow International Corporation ("Flow" or the "Company") designs, develops, manufactures, markets, and services ultrahigh-pressure ("UHP") waterjet cutting and cleaning systems, and specialized robotics systems. Flow provides technologically-advanced, environmentally-sound solutions to the manufacturing, industrial and marine cleaning markets. The Company's waterjet systems pressurize water from 30,000 to 100,000 pounds per square inch (psi) and are used to cut both metallic and nonmetallic materials in many industry segments, including the aerospace, automotive, disposable products, food, glass, job shop, sign, metal cutting, marble, tile and other stone cutting, and paper industries. The Company also manufactures the robotic articulation equipment used in the cutting and cleaning processes which may also include assembly, pick and place and load/unload operations. The Company's infrastructure products include UHP waterjets for use in industrial cleaning, surface preparation, construction, nuclear decontamination, and petro-chemical and oil field applications.

     In addition to UHP cutting and cleaning, the Company has begun to apply UHP technology to pumpable foods. By exposing foods to pressures from 50,000 psi to 100,000 psi for a short time, typically 30 seconds to slightly more than 2 minutes, UHP achieves the effects of pasteurization without heat. Not only are spoilage microorganisms destroyed, the process also destroys harmful pathogens such as E. coli bacteria, thus increasing shelf life while maintaining all of the product's fresh taste and health qualities. Unlike thermal treatment (pasteurization), UHP technology does not destroy or alter the nutritional qualities, taste, texture and color of the food. Flow's technology features a `continuous process' concept whereby pumpable foods such as juice, salsas, guacamole, coffee extracts, liquid eggs and salad dressings are pumped into the pressure chambers, pressurized and then pumped into the next stage of the process.

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

     On January 3, 1995, the Company purchased certain net assets of ASI Robotics Systems ("Flow Robotics"). Flow Robotics designs and manufactures high accuracy gantry-type robots and related systems used in waterjet and factory automation applications. This manufacturing facility supplies product to the aerospace, automotive, job shop, marble and tile and other industries.

     In May 1995, the Company invested in a 51% majority interest in a joint venture with Okura & Co., Ltd., its exclusive Japanese distributor. This joint venture supplies UHP products in Japan and to Japanese companies in Asia. During March 1998 the Company increased its ownership interest in Flow Japan to 95%.

     In May 1997 the Company purchased the stock of Foracon Maschinen und Anlagenbau GmbH & CO.KG ("Foracon"). Foracon supplies ultrahigh-pressure and related systems to the European market and further increases the Company's strength in that market.

     In September 1997 the Company re-focused on its core ultrahigh-pressure technology and divested itself of its Access and Services business. The Access business was comprised of Spider Staging Corporation ("Spider"), Power Climber and affiliated companies, the Ark Systems division and Consortium Europeen du Materiel ("CEM"). These companies were purchased at various times between fiscal 1993 and fiscal 1995. The Services business represented the HydroMilling and HydroCleaning operations. The Company recorded a $4.9 million restructuring charge during fiscal 1998 and $9 million restructuring charge in fiscal 1997 associated with the divestiture of these operations.

     In April 1998 the Company purchased certain net assets of CIS Robotics Inc. ("CIS") and acquired the stock of Robot Simulations Limited ("RSL") of the U.K. CIS provides robot programming services, primarily to the automotive industry, while RSL markets a PC software program for control systems and off-line programming of pedestal robots.

PRODUCTS AND SERVICES

     The Company provides UHP waterjets and related products and services to a wide variety of industries. The Company divides its UHP revenues into two primary categories of product, `UHP Waterjet Systems' and `UHP Consumable Parts and Services':

(In thousands)                         1998                     1997                   1996
                                       Revenue        %       Revenue       %        Revenue        %
                                       --------      ---      --------      ---      --------     ---
UHP Waterjet Systems                   $ 94,728       66      $ 71,658       64      $56,495       61
UHP Consumable Parts and Services        47,904       34        40,774       36       36,076       39
                                       --------      ---      --------      ---      --------     ---
Total UHP Revenue                      $142,632      100      $112,432      100      $92,571      100

     In addition to UHP revenue, the Company's consolidated revenues also include the divested Access and Services business revenues as represented by `Access Systems and Services' and `HydroMilling-Registered Trademark- and HydroCleaning-TM- Services'. These two operations were sold during the second quarter of fiscal 1998, and the reported results reflect only three months of operations in fiscal 1998:

(In thousands)                         1998                     1997                   1996
                                       Revenue        %       Revenue       %        Revenue        %
                                       --------      ---      --------      ---      --------     ---
Total UHP Revenues                     $142,632       90      $112,432       67      $ 92,571      64
Access Systems and Services              11,480        7        40,978       24        38,857      27
HydroMilling-Resgistered Trademark-
   and HydroCleaning-TM- Services         5,370        3        14,783        9        13,477       9
                                       --------      ---      --------      ---      --------     ---
Total Consolidated Revenues            $159,482      100      $168,193      100      $144,905     100

UHP WATERJET SYSTEMS, CONSUMABLE PARTS AND SERVICES

     The Company offers a variety of UHP waterjet equipment system products and accessories, including robotic articulation equipment. UHP pumps, intensifier and direct-drive, are currently the core components of the Company's product line. An intensifier pump pressurizes water up to 100,000 psi and forces it through a small nozzle, generating a high-velocity stream of water. The Company's unique direct-drive pressure-compensated pumps pressurize water to in excess of 55,000 psi utilizing triplex piston technology. In order to cut metallic and other hard materials, abrasive is added to the waterjet stream creating an abrasivejet. The Company's abrasivejet cuts with no heat, causes no metallurgical changes, and leaves a high-quality edge that usually requires no secondary operation.

     A UHP waterjet system consists of an ultrahigh-pressure intensifier or direct drive pump, one or more waterjet cutting or cleaning heads with the necessary robotics, motion control and automation systems. The Company has placed UHP waterjet cutting systems worldwide and in many different industries, including the aerospace, automotive, disposable products, food, glass, job shop, sign, metal cutting, marble, tile and other stone cutting and paper industries. The Company's UHP waterjet systems are also used in industrial cleaning applications such as paint removal, surface preparation, factory and industrial cleaning, ship hull preparation, oil field services and heat exchanger cleaning. Additionally, the Company manufactures systems which combine waterjet applications with other processes such as pick and place operations, inspection, assembly, and other automated processes. Sales of UHP waterjet systems accounted for 66% of fiscal 1998 UHP revenues.

     Flow sells various tools and accessories which incorporate waterjet technology, as well as aftermarket consumable parts and service for its products. Many of these parts are proprietary in nature. Sales of UHP consumable parts and service accounted for 34% of fiscal 1998 UHP revenues. Total UHP sales represented 90% of total consolidated revenues in fiscal 1998.

     While the Company is generally associated with providing capital goods equipment, historical performance does not indicate the Company follows capital spending cycles. The Company has generated double digit revenue growth even in weak capital goods markets as the Company's products are considered productivity enhancing tools which are easily cost justified. Additionally, consumable parts sales represent a base level of business that is not significantly affected by the capital goods sales cycle.


ACCESS SYSTEMS AND SERVICES

     Prior to the divestiture of its Access business in September 1997, the Company designed, manufactured, rented, sold, and serviced powered access systems for use in industrial, structural and facade maintenance and construction applications. In fiscal 1998, sales, rental and service of access systems amounted to 7% of total consolidated revenues.


HYDROMILLING AND HYDROCLEANING SERVICES

     Prior to the divestiture of its Services business in September 1997, the Company provided HydroMilling services on a contract and subcontract basis for the removal of deteriorated concrete from bridges and parking garage surfaces. Flow's Rampart subsidiary provided HydroCleaning services to commercial and military airfields. Ultrahigh-pressure waterjets were used for the removal of rubber, paint and grout from airport runways. In fiscal 1998, HydroMilling and HydroCleaning revenues were 3% of total revenues.

MARKETING AND SALES

     The Company markets and sells its UHP products worldwide through its headquarters in Kent, Washington (a suburb of Seattle) and through subsidiaries, divisions and joint ventures in Birmingham, England; Bretton and Darmstadt, Germany; Burlington and Windsor, Canada; Detroit, Michigan; Hsinchu, Taiwan; Jeffersonville, Indiana; Lafayette, Louisiana and Nagoya and Tokyo, Japan. The Company sells directly to customers in North America, Europe, and Asia, and has distributors or agents in most other countries. In the U.S., the Company uses a select group of machine tool distributors for sales, distribution and services of its Bengal product line.

     No customer accounted for 10% or more of the Company's revenues during any of the three years ended April 30, 1998.

     Marketing efforts are focused on various target industries, applications, and markets. To enhance the effectiveness of sales efforts, the marketing staff and sales force acquire detailed information on the manufacturing applications and requirements in targeted market segments. This information is used to develop standardized and customized solutions using UHP waterjet and robotics technologies. The Company provides turnkey systems, including system design, specification, hardware and software integration, equipment testing and simulation, installation, start-up services, technical training and service.

     One of the Company's marketing techniques utilizes a telemarketing program to identify and qualify sales leads, thus increasing the efficiency of the direct sales staff. Market responses to these activities are carefully screened to identify new areas of interest and new potential applications in our target markets. The Company also attends trade shows for targeted market segments and advertises in selected industry publications.


PATENTS AND LICENSES

     The Company holds a large number of patents relating to UHP waterjet technology and systems. Some of these patents are subject to sub-licenses. In addition, the Company has been granted licenses with respect to other patents used in the business.

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

BACKLOG

     At April 30, 1998, the Company's UHP backlog was $18.5 million, essentially flat with the prior year end backlog of $18.3 million. The nature of the Company's business is that most products can be shipped within a four to eight week period and thus backlog and the changes in the Company's backlog are not necessarily indicative of comparable variations in sales or earnings. The April 30, 1998 backlog represented 13% of fiscal 1998 sales. Based upon the terms of the customer contracts and the Company's manufacturing schedule, all of the revenue backlog as of April 30, 1998 is expected to be realized during fiscal 1999. The unit sales price for most of the Company's products and services is relatively high (typically ranging from tens of thousands to millions of dollars) and individual orders can involve the delivery of several hundred thousand dollars of products or services at one time. Furthermore, some items in backlog can be shipped more quickly than others, and some have higher profit margins than others.


COMPETITION

     The major competitors for UHP waterjet systems are conventional cutting and cleaning methods. These methods are saws, knives, shears, torches, lasers, abrasive wheels, grinders, routers, drills, dies, and abrasive cleaning techniques. A UHP waterjet cutting system has many advantages over conventional cutting systems, including no generation of heat or airborne dust, easy adaptability to complex cutting programs, and the ability to leave clean-cut edges. These factors, in addition to elimination of secondary processing in most circumstances, enhance manufacturing productivity. Waterjet cleaning offers many advantages over other cleaning methods, such as the ability to remove difficult coatings or deposits from a surface without damaging underlying material. A UHP waterjet system is an environmentally-friendly answer to many difficult cutting and cleaning applications and can often be justified solely on the basis of hazardous material containment or reduction of secondary operations in the production process. The many advantages of a waterjet over traditional cutting and cleaning methods have positioned it in the market as a productivity enhancing tool.

     The Company also competes with other waterjet cutting equipment manufacturers in the United States, Europe and Asia. Certain of these competitors have greater financial resources than the Company. The Company's robotics acquisitions give Flow a competitive advantage as the only total solution supplier of complete waterjet cutting systems. Although independent market information is not generally available, based upon data assembled from internal and external sources, Company management believes it is the largest manufacturer of UHP waterjet cutting systems in the world.

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

RESEARCH AND ENGINEERING

     The Company has allocated an amount, between 5% and 7% of revenues to research and engineering during each of the three years ended April 30, 1998. Research and engineering expenses were approximately $10,253,000, $8,749,000, and $8,110,000 in fiscal years 1998, 1997, and 1996, respectively.


EMPLOYEES

     As of April 30, 1998, the Company employed 813 full time and 7 part time personnel. There are no material collective bargaining agreements to which the Company is a party.


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

     The Company's performance may also be affected by factors related to the recent divestiture of its Access and Services businesses.

     The success of the Company's most recently announced technology, "Fresher Under Pressure" will be dependent on consumer acceptance of the technology as well as the Company's ability to conform the technology to any food and beverage regulations.

ITEM 2. PROPERTIES
-------------------------------------------------------------------------------

     The Company's headquarters and primary manufacturing facilities are located in one leased facility in Kent, Washington. The Company also manufactures product in Bretton and Darmstadt, Germany; Burlington, Canada; Hsinchu, Taiwan and Jeffersonville, Indiana. The Company sells product through all of these locations in addition to offices located in Birmingham, England; Detroit, Michigan; Nagoya and Tokyo, Japan and Windsor, Canada.

     All facilities of the Company are leased with the exception of a manufacturing facility in Jeffersonville, Indiana.

     The Company believes that its facilities are suitable for its current operations and that expansion in the near term will not require additional space. The Company further considers that its primary manufacturing facility will be adequate to meet production requirements for the next three to five years.


ITEM 3. LEGAL PROCEEDINGS
-------------------------------------------------------------------------------

     The Company is party to various legal actions incident to the normal operation of its business, none of which is believed to be material to the financial condition of the Company. See Notes 1 and 12 of Notes to Consolidated Financial Statements for a description of the Company's product liability insurance coverage and estimated exposure.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------------------------


         None

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS.
-------------------------------------------------------------------------------

         See page 13

ITEM 6.  SELECTED FINANCIAL DATA.
-------------------------------------------------------------------------------

         See page 13

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
-------------------------------------------------------------------------------

         See pages 14 through 23

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------------------------------------------------------------------------------

         See pages 25 through 49

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
-------------------------------------------------------------------------------

         None.

ITEM 5. MARKET FOR  THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS
-------------------------------------------------------------------------------


     The principal market for the Company's common stock is the over-the-counter market. The Company's stock is traded on the NASDAQ National Market under the symbol "FLOW." The range of high and low sales prices for the Company's common stock for the last two fiscal years is set forth in the following table.


                                                           Fiscal Year 1998                   Fiscal Year 1997
                                                      High               Low            High               Low
                                                      ---------------------------------------------------------
     First Quarter                                  $10.38             $7.88           $10.13             $6.50
     Second Quarter                                  11.75              9.13             9.38              7.38
     Third Quarter                                   11.25              9.13            10.00              7.38
     Fourth Quarter                                  10.69              9.56            10.13              8.38


     There were 1,258 stockholders of record as of June 23, 1998.

     The Company has not paid dividends to common stockholders in the past. The Board of Directors intends to retain future earnings to finance development and expansion of the Company's business and does not expect to declare dividends to common stockholders in the near future.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------------------------------------------------------


(In thousands, except per share amounts)                    Year Ended April 30,
-------------------------------------------------------------------------------------------------------------
                                           1998*          1997*            1996           1995           1994
                                          -------------------------------------------------------------------
Income Statement Data:
   Revenue                               $159,482       $168,193        $144,905       $110,010        $88,632
   Pretax Income                            6,505            963           8,902          9,259          3,112
   Net Income                               4,803            725           7,085          7,728          2,953
   Basic Earnings Per Share                  0.33           0.05            0.49           0.55           0.21
   Diluted Earnings Per Share                0.32           0.05            0.47           0.53           0.21

Balance Sheet Data:
   Working Capital                         59,863         68,126          57,866         44,592         25,415
   Total Assets                           121,181        133,466         126,493        105,484         78,228
   Short-Term Debt                          6,905          1,730           3,339          2,412         16,504
   Long-Term Obligations                   32,076         53,569          45,590         33,359         10,559
   Stockholders' Equity                    61,195         56,753          57,060         49,803         37,948


   * See Note 3 of the Consolidated Financial Statements which describes the disposition of certain business units during fiscal 1998 as well as a related restructuring provision in fiscal 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

RESULTS OF OPERATIONS

     The Company provides ultrahigh-pressure ("UHP") waterjets and related products and services to a wide variety of industries. The Company divides its UHP revenues into two primary categories of product, `UHP Waterjet Systems' and `UHP Consumable Parts and Services'.


                CONSOLIDATED REVENUES BY MAJOR PRODUCT CATEGORIES


(In thousands)                          1998                    1997                   1996
                                       Revenue        %       Revenue       %        Revenue        %
                                       --------------------------------------------------------------
UHP Waterjet Systems                   $ 94,728       66      $ 71,658       64      $56,495       61
UHP Consumable Parts and Services        47,904       34        40,774       36       36,076       39
                                       --------------------------------------------------------------
Total UHP Revenues                     $142,632      100      $112,432      100      $92,571      100
                                       --------------------------------------------------------------


     In addition to UHP sales, the Company's consolidated revenues also include the Access and Services businesses as represented by `Access Systems and Services' and `HydroMilling(R) and HydroCleaning(TM) Services', respectively. These non-core operations were sold during the second quarter of fiscal 1998:


(In thousands)                      1998                   1997                   1996
                                   Revenue        %      Revenue       %        Revenue        %
                                 ---------------------------------------------------------------
Total UHP Revenues               $142,632       90      $112,432       67      $ 92,571       64
Access Systems and Services        11,480        7        40,978       24        38,857       27
HydroMilling(R)and
   HydroCleaning Services           5,370        3        14,783        9        13,477        9
                                 ---------------------------------------------------------------
Total Consolidated Revenues      $159,482      100      $168,193      100      $144,905      100
                                 ---------------------------------------------------------------


FISCAL 1998 COMPARED TO FISCAL 1997

     During the second quarter of fiscal 1998 the Company sold its non-core Access and Services operations. Access was comprised of the following business units: Spider Staging Corporation, Power Climber and affiliated companies, the Ark Systems division and Consortium Europeen du Materiel. The HydroMilling division and the HydroCleaning operations of Flow's subsidiary Rampart, comprised Services. Fiscal 1998 results included these operations only during the first quarter, while fiscal 1997 included these operations for the entire year. The Access and Services business units accounted for approximately 10% and 33% of fiscal 1998 and 1997 revenues, respectively. The Company recorded a total of $13.9 million in restructuring charges during fiscal 1998 and 1997 to write down the Access and

Services assets sold to net realizable value and provide for transaction expenses and probable future obligations associated with the sale. These charges are included as a separate component of operating expenses in the accompanying Consolidated Statements of Income.

     Given this significant disposition of operations during fiscal 1998, two separate Results of Operations reviews have been provided. The "UHP RESULTS OF OPERATIONS ANALYSIS" provides a review of the UHP operations for fiscal 1998 as compared to 1997 and the "ACCESS AND SERVICES OPERATIONS ANALYSIS" is a review of the results of operations for Access and Services for fiscal 1998 as compared to 1997.

     The following pro forma table separates the Company's consolidated income statement into the ongoing operations (UHP) and the divested operations (Access and Services). The Access and Services results include the restructuring charges:


(In thousands)                           Year Ended April 30, 1998                      Year Ended April 30, 1997
                                -----------------------------------------      ------------------------------------------
                                                 Access &                                      Access &
                                    UHP          Services    Consolidated          UHP         Services      Consolidated
                                -----------------------------------------      ------------------------------------------
Revenue                         $ 142,632       $ 16,850       $ 159,482       $ 112,432       $ 55,761       $ 168,193
Gross profit                       58,958          5,247          64,205          46,635         19,516          66,151
Operating expenses                 45,593          8,427          54,020          37,431         23,874          61,305
Operating income / (loss)          13,365         (3,180)         10,185           9,204         (4,358)          4,846
Interest / other exp., net         (3,303)          (377)         (3,680)         (2,918)          (965)         (3,883)
Pretax income / (loss)             10,062         (3,557)          6,505           6,286         (5,323)            963


UHP RESULTS OF OPERATIONS ANALYSIS -

     The following analysis presents a year over year comparison of the ongoing UHP operations. The following pro forma table presents the results of operations of the Company's UHP business only and excludes the divested business units:


(In thousands)                                Year ended
                                               April 30,
                                       -------------------------
                                          1998            1997
                                       -------------------------
       Revenue                         $ 142,632       $ 112,432
       Gross profit                       58,958          46,635
       Operating expenses:
         Marketing                        21,952          18,924
         Research & engineering            9,990           7,706
         General & administrative         13,651          10,801
                                       ---------       ---------
       Total operating expenses           45,593          37,431
                                       ---------       ---------
       Operating income                   13,365           9,204
       Interest expense, net              (2,886)         (2,248)
       Other expense, net                   (417)           (670)
                                       ---------       ---------
       Pretax income                   $  10,062       $   6,286


     Total revenues for the year ended April 30, 1998 were $142.6 million, an increase of $30.2 million (27%) over the prior year period. The Company's revenues can be segregated into two primary categories, systems sales and consumables sales. Systems are generally comprised of a pump along with the robotics or articulation to move the cutting or cleaning head. Systems sales in fiscal 1998 were $94.7 million, an increase of $23.1 million (32%) over the prior year. This growth was driven by the continued increasing recognition that waterjet cutting is a better alternative to traditional cutting methods. The Company's standard systems: the Flying Bridge(TM), the Bengal and the A-series represent the majority of the increase in systems sales. Consumables are primarily parts used by the pump and cutting head during operation. Consumable parts and services revenues increased $7.1 million (17%) to $47.9 million in fiscal 1998. The consumable parts increase reflects the expanding base of waterjet systems installed throughout the world. Revenues grew in all three primary geographic markets, The Americas, Europe and Asia, with increases of 27%, 25% and 29%, respectively, over the prior year. The Company typically sells its products at higher prices outside the United States due to the costs of servicing these markets. The Company did not significantly raise prices during fiscal 1998.

     Gross profit expressed as a percentage of revenue (the gross margin rate) was 41% in both fiscal 1998 and 1997. In general, gross margin rates on systems sales are less than 40% and on consumables sales are in excess of 50%. As such, the gross margin rate can vary depending on the revenue mix between systems and consumables sales. Systems sales represented 66% of fiscal 1998 revenues, up from 64% in the prior year and consumables sales represented 34% of fiscal 1998 revenues, down from 36% in the prior year. The gross margin rate remained constant in fiscal 1998 with 1997 even with the continuing shift in revenue mix towards systems versus consumables sales. This reflects, in part, the benefit of lower costs on the standard product line as a result of increased production levels.

     Operating expenses of $45.6 million increased $8.2 million (22%) over the prior year, however expressed as a percentage of revenues, operating expenses decreased to 32% from 33% in fiscal 1997. Sales and marketing expense of $22 million increased $3 million (16%) as compared to the prior year; however, expressed as a percentage of revenues, sales and marketing expense decreased to 15% from 17% in the prior year. This reduction reflected management's ability to leverage marketing activities against a higher revenue base. Research and engineering expense in fiscal 1998 increased $2.3 million (30%) to $10 million as compared to fiscal 1997. This increased spending included continued development of the "Fresher Under Pressure" technology as well as research in other areas of the Company's products and applications. Management will continue to aggressively pursue technological advances through increased research and engineering spending. As a percent of revenues however, research and engineering expenses were 7% in both fiscal 1998 and 1997. General & administrative expense of $13.7 million increased $2.9 million (26%) for the year as compared to the prior year. Over one half of this increase is attributable to the inclusion of the fiscal 1998 acquisitions of Foracon and CIS. Expressed as a percent of revenues, general and administrative expenses were comparable to the prior year.

     Operating income can vary significantly for domestic and foreign operations (see Note 13 of Notes to Consolidated Financial Statements), but is primarily the result of product mix variations and volume from year to year. Management continues to monitor the situation in Asia resulting from the recent fluctuations in currency exchange rates against the U.S. dollar. Fiscal 1998 sales into Asia, including Japan totaled $19.2 million, approximately 14% of revenues. While the Asian situation did not negatively impact the Company's fiscal 1998 results, management anticipates percentage revenue growth in Asia will be less in fiscal 1999 than in fiscal 1998. Besides the slower growth in Asia, there are no known trends that management expects to result in a materially unfavorable impact on revenues or income from operations.

     Net interest expense of $2.9 million increased $638,000 (28%) in fiscal 1998 compared to 1997. This increase results from higher debt levels associated with an increased level of production and capital additions as well as borrowings related to the fiscal 1998 acquisitions. During fiscal 1998, other expense, net, totaled $417,000 compared to other expense, net, of $670,000 in 1997.

     Fiscal 1998 income tax expense for UHP operations was estimated to be 29% of income before tax as compared to 25% in the previous year. The income tax rates were lower than the statutory rates in both the current and prior year due primarily to lower foreign tax rates, benefits from the foreign sales corporation, and an ongoing review of the Company's FAS 109 valuation allowance.

     In fiscal 1998 the Company adopted Statement of Financial Accounting Standards No. 128 ("FAS 128"), "Earnings per Share" which changed the Company's presentation and calculation of earnings per share. Earnings per share for fiscal 1997 have been restated to conform to the requirements of FAS 128. The weighted average number of shares outstanding for the calculation of Basic and Diluted earnings per share are 14,707,000 and 15,037,000, respectively, for fiscal 1998 and 14,561,000 and 14,932,000, respectively, for fiscal 1997.

     Utilizing the respective tax rates of 29% and 25%, the Company recorded fiscal 1998 UHP net income of $7.1 million, or $.48 Basic and $.47 Diluted earnings per share as compared to $4.7 million, or $.33 Basic and $.32 Diluted earnings per share in fiscal 1997.

ACCESS AND SERVICES OPERATIONS ANALYSIS -

     The following pro forma table presents the results of operations of the Access and Services business units, including the restructuring charges:


(In thousands)                            Year ended
                                           April 30,
                                   -----------------------
                                       1998           1997
                                   -----------------------
Revenue                            $ 16,850       $ 55,761
Gross profit                          5,247         19,516
Operating expenses                    8,427         23,874
Operating loss                       (3,180)        (4,358)
Interest / other expense, net          (377)          (965)
Pretax loss                          (3,557)        (5,323)


     The year over year differences between fiscal 1998 and 1997 occurred as a result of the sale of these businesses during the second quarter of fiscal 1998. Additionally, the operating expenses include restructuring costs associated with the divestiture of $4.9 million and $9 million in fiscal 1998 and 1997, respectively.


FISCAL 1997 COMPARED TO FISCAL 1996

     As discussed in the operations analysis of fiscal 1998 to fiscal 1997, the Company divested itself of its Access and Services operations in September 1997. Consistent with the fiscal 1998 to 1997 presentation, two operations analyses for fiscal 1997 as compared to fiscal 1996 have been provided. The "UHP RESULTS OF OPERATIONS ANALYSIS" provides a review of fiscal 1997 as compared to fiscal 1996 for the UHP operations, the ongoing business, and the "ACCESS AND SERVICES OPERATIONS ANALYSIS" is a review of the results of operations for Access and Services for fiscal 1997 as compared to 1996.

     The following pro forma table separates the Company's consolidated income statement into the ongoing operations (UHP) and the divested operations (Access and Services). The fiscal 1997 Access and Services results include a $9 million restructuring charge:


(In thousands)                          Year Ended April 30, 1997                   Year Ended April 30, 1996
                                -----------------------------------------      ----------------------------------------
                                                Access &                                     Access &
                                    UHP         Services     Consolidated         UHP        Services      Consolidated
                                -----------------------------------------      ----------------------------------------
Revenue                         $ 112,432       $ 55,761       $ 168,193       $ 92,571       $ 52,334       $ 144,905
Gross profit                       46,635         19,516          66,151         39,144         18,286          57,430
Operating expenses                 37,431         23,874          61,305         32,896         12,777          45,673
Operating income/(loss)             9,204         (4,358)          4,846          6,248          5,509          11,757
Interest / other exp., net         (2,918)          (965)         (3,883)        (1,797)        (1,058)         (2,855)
Pretax income/(loss)                6,286         (5,323)            963          4,451          4,451           8,902


UHP RESULTS OF OPERATIONS ANALYSIS -

     The following analysis presents a year over year comparison of the ongoing UHP operations. The following pro forma table presents the results of operations of the Company's UHP business only and excludes the divested business units:


(In thousands)                                           YEAR ENDED
                                                          APRIL 30,
                                                  ------------------------
                                                     1997             1996
                                                  ------------------------


           Revenue                                $ 112,432       $ 92,571
           Gross profit                              46,635         39,144
           Operating expenses:
            Marketing                                18,924         15,249
            Research & engineering                    7,706          7,051
            General & administrative                 10,801         10,596
                                                  ---------       --------
           Total operating expenses                  37,431         32,896
                                                  ---------       --------
           Operating income                           9,204          6,248
           Interest expense, net                     (2,248)        (1,964)
           Other (expense) / income, net               (670)           167
                                                  ---------       --------
           Pretax income                          $   6,286       $  4,451


     Total UHP revenues for the year ended April 30, 1997 were $112.4 million, an increase of $19.9 million (21%) over the prior year period. Within UHP, systems sales increased $15.2 million (27%) while consumable parts and services revenues increased $4.7 million (13%). Sales of the Company's standard systems: the Flying Bridge, the Bengal and the A-series, represented the primary increase in systems sales. The growth in consumable parts reflects the increased base of waterjet systems installed throughout the world. Revenues grew in all three primary geographic markets, The Americas, Asia and Europe, with increases of 27%, 16% and 11%, respectively, over the prior year.

     The gross margin rate was 41% in fiscal 1997 compared with 42% in fiscal 1996. The gross margin rate is dependent on the mix of sales between systems and consumable parts. This gross margin rate decrease was primarily a result of a revenue mix shift towards systems sales. Systems sales represented 64% of fiscal 1997 revenues, up from 61% in the prior year.

     Operating expenses increased $4.5 million (14%) over the prior year, however expressed as a percentage of revenues, total expenses decreased to 33% from 36% in the prior year. Marketing expenses increased $3.7 million (24%). This increase results from higher expenses associated with increased marketing activity. Marketing expenses represented 17% of revenues in fiscal 1997 as compared to 16% of revenues in fiscal 1996. Research and engineering expenses increased $655,000 (9%), however as a percent of revenues they decreased to 7% from 8% in the prior year. General and administrative expenses of $10.8 million increased $205,000 (2%), but decreased to 10% of revenues from 11% as compared to the prior year.

     Operating income can vary significantly for domestic and foreign operations (see Note 13 of Notes to Consolidated Financial Statements), but is primarily the result of product mix variations and volume from year to year.

     Net interest expense increased by $284,000 (14%) in fiscal 1997 compared to 1996. This increase results from higher debt levels which include borrowings for a $1.5 million equity investment in Western Garnet International Ltd., the primary supplier of the Company's garnet. During fiscal 1997, other expense, net, totaled $670,000 compared to other income, net, of $167,000 in 1996. Included in the current year is approximately $600,000 associated with foreign exchange losses related to the strengthening U.S. Dollar versus the Deutsche mark. Fiscal 1996 contained a $175,000 gain on the sale of stock held by the Company.

     Income tax expense for UHP operations for fiscal 1997 was estimated at 25% of income before tax as compared to 20% in the previous year. The income tax rate was lower than the statutory rates in both the current and prior year due primarily to lower foreign tax rates, benefits from the foreign sales corporation, and an ongoing review of the Company's FAS 109 valuation allowance.

     Utilizing the respective tax rates of 25% and 20%, the Company recorded fiscal 1997 UHP net income of $4.7 million, or $.33 Basic and $.32 Diluted earnings per share as compared to $3.5 million, or $.25 Basic and $.24 Diluted earnings per share in fiscal 1996.

ACCESS AND SERVICES OPERATIONS ANALYSIS -

     The following pro forma table presents the results of operations of the Access and Services business units, including the restructuring charge in fiscal 1997:


(In thousands)                            YEAR ENDED
                                           APRIL 30,
                                   ------------------------
                                      1997             1996
                                   ------------------------


       Revenue                       $ 55,761       $ 52,334
       Gross profit                    19,516         18,286
       Operating expenses              23,874         12,777
                                                      ------
       Operating (loss) income         (4,358)         5,509
       Interest / other expense, net     (965)        (1,058)
       Pretax (loss) income            (5,323)         4,451


     Total revenues for the year ended April 30, 1997 were $55.8 million, an increase of $3.4 million (7%) over the prior year period. Revenues were comprised of sales, service and rentals. The Access operations generated revenues in all categories, while the Services unit revenues were classified as service. Sales decreased $1 million (4%) to $23.5 million versus fiscal 1996. Rental revenues rose $2.3 million (22%) to $12.8 million and service revenues increased $2.2 million (12%) to $19.5 million as compared to the prior year. The Services division represented $1.3 million of the service revenue increase. The $14.4 million contract for parking garage rehabilitation services at the John F. Kennedy Center for the Performing Arts in Washington, D.C. was completed during early fiscal 1997. Domestic markets represent the growth in Access revenues, as international Access revenues decreased 5% over the prior year.

     The gross margin rate was 35% in both fiscal 1997 and 1996. The gross margin rate is dependent on the mix of sales, service, and rental revenues. The gross margin rate on sales improved to 36% from 33%, primarily as a result of product mix. The gross margin rate of the Services unit decreased to 25% from 27% in the prior year as several large HydroMilling and HydroCleaning projects had lower than expected gross margins. The rental gross margin rate decreased to 48% from 53% in the prior year. This was primarily a result of increased depreciation expense associated with additions of rental assets.

     With the increasing acceptance of UHP technology as the machine tool of choice, as well as recent developments which utilize core UHP technology in pumpable food processing, management determined that refocusing Flow solely back to UHP was in the best interests of the Company. As a result, during the fourth quarter of fiscal 1997 the Company announced its intent to divest itself of its Access and Services businesses. During fiscal 1997 the Company recorded $9 million in expenses associated with the planned sale of these businesses. The primary components of these expenses were: write down of assets to net realizable value: $7.4 million; restructuring costs to be incurred in fiscal 1998: $1.3 million; restructuring costs incurred during fiscal 1997: $300,000.

     The following discussion of operating expenses excludes the restructuring charge of $9 million. Operating expenses increased by $2.1 million (17%) over the prior year. Expressed as a percentage of revenues, total expenses increased to 27% from 24% in the prior year. Approximately $1.2 million of the increase represented additional marketing expenses while the remaining $900,000 increase was in general & administrative expense. Research and engineering was flat year over year.

     Operating income can vary significantly for domestic and foreign operations (see Note 13 of Notes to Consolidated Financial Statements), but is primarily the result of product mix variations and volume from year to year.

     Net interest expense increased by $50,000 (3%) to $1.6 million and other income, net, increased $143,000 (30%) to $624,000 as compared to fiscal 1996. The increase in other income, net, resulted from higher income associated with minority interest in net losses of the joint ventures over the prior year.

     Income tax expense for fiscal 1997 was 25% of income before tax as compared to 20% in the previous year. Income tax expense was lower than the statutory rate in both fiscal 1997 and 1996 primarily due to lower tax rates in certain foreign jurisdictions, the benefit of the Company's foreign sales corporation, and changes in the Company's valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

     The Company generated $2.7 million in cash flow from operations during the year as compared to $3.7 million in the prior year. The current year Consolidated Statement of Cash Flows reflects the disposition of the Access and Services businesses. Cash flow in fiscal 1998 was impacted by increases in both trade accounts receivable and inventory as discussed further below. The Company invested $6.6 million in property and equipment during fiscal 1998 of which Access and Services was $1.9 million. Additionally, the Company spent $7.7 million to purchase two businesses as well as increase its ownership in the Flow Japan and HydroDynamic Cutting Services joint ventures. Total debt at April 30, 1998 was $39 million, down $16.3 million (30%) from April 30, 1997. This reduction reflects the receipt of cash proceeds from the sale of Access and Services, offset by borrowings related to the business combinations. Management believes that the available credit facilities and working capital generated by operations will provide sufficient resources to meet its operating and capital requirements for the next twelve months. The Company's Credit Agreement and Private Placement require the Company to comply with certain financial covenants. The covenants were amended so as to take into consideration the restructuring charges associated with the divestiture of the Access and Services businesses. As of April 30, 1998, the Company was in compliance with all such covenants, as amended.

     See Note 7 of Notes to Consolidated Financial Statements for a schedule of long-term debt maturities. Long-term debt obligations are expected to be met from working capital provided by operations and, as necessary, by other indebtedness.

     Capital spending plans currently provide for outlays of approximately $4 million to $5 million in fiscal 1999. It is expected that funds necessary for these expenditures will be generated internally, and through available credit facilities.

     Gross trade accounts receivable of $38 million at April 30, 1998 decreased $3 million (7%) from April 30, 1997. This decrease results from the divestiture of the Access and Services operations. Excluding these non-core operations, gross trade accounts receivable increased $11 million (41%) principally due to the acquisition of Foracon and CIS as well as higher fourth quarter revenues. Days' sales outstanding in gross accounts receivable is negatively impacted by the traditionally longer payment cycle outside the United States. Additionally, longer payment terms are sometimes negotiated on large system orders. Management does not believe these timing issues will present a material adverse impact on the Company's short-term liquidity requirements.

     Inventory of $37 million decreased $1.5 million (4%). This was related to the divestiture of the Access and Services businesses. Excluding these non-core operations, inventory increased $4.4 million (16%) principally due to the acquisition of Foracon and higher inventory levels associated with increased production levels and new product introductions. Certain products manufactured by the Company's robotics and automation divisions require an extended manufacturing period, and therefore involve higher levels of work in process.

     The Company is currently converting its existing computer applications to help ensure readiness for the potential impact of the year 2000 date. Additionally, the Company is interviewing key suppliers and customers to ensure readiness on their part. Management currently estimates the project will be completed in early calendar 1999 and the associated costs will be less than $100,000.

     It is the Company's policy to hedge net assets denominated in foreign currencies (primarily the Deutsche mark) where significant currency rate fluctuations may impact profitability.

     In fiscal 1998 the Company adopted Statement of Financial Accounting Standards No. 128 ("FAS 128"), `Earnings per Share" which changed the Company's presentation, disclosure and calculation of earnings per share. The adoption of FAS 128 did not have a material impact on the Company's earnings per share.

     Statement of Financial Accounting Standards No. 130 ("FAS 130"), "Reporting Comprehensive Income" is effective beginning in fiscal 1999. FAS 130 requires the Company present in the same prominence as other financial statements a Comprehensive Income statement. Comprehensive income for the Company consists of net income adjusted for any changes in certain Shareholders' Equity accounts including the Cumulative Translation Adjustment as well as the Unrealized Loss on Equity Securities. The Company will adopt FAS 130 in the first quarter of fiscal 1999.

     Statement of Financial Accounting Standards No. 131 ("FAS 131"), "Disclosures about Segments of an Enterprise and Related Information" is effective beginning in fiscal 1999. FAS 131 requires the Company to report information about operating segments both annually as well as condensed data quarterly. Operating segments are determined based upon the manner in which internal financial information is produced and evaluated. Additionally certain geographical information is required regardless of how internal financial information is generated. The Company will adopt FAS 131 in the first quarter of fiscal 1999. Management is evaluating the impact, if any, FAS 131 will have on the Company's present reporting.

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

     We believe that adequate accounting systems and financial controls are maintained to ensure that the Company's records are free from material misstatement and to protect the Company's assets from loss or unauthorized use. In addition, the Audit Committee of the Board of Directors periodically meets with PricewaterhouseCoopers LLP and management to review the work of each, to discuss financial reporting matters, and to review auditing and internal control procedures.

                                                     /S/ STEPHEN D. REICHENBACH
                                                         Stephen D. Reichenbach
                                            Executive Vice President, Treasurer
                                                    and Chief Financial Officer


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------------------------------------------------------

     The following consolidated financial statements are filed as a part of this report:

INDEX TO FINANCIAL STATEMENTS                                                   PAGE IN THIS REPORT
----------------------------------------------------------------------------------------------------

Report of Independent Accountants                                                      25

Consolidated Balance Sheets at April 30, 1998 and 1997                                 26

Consolidated Statements of Income for each of the three
  years in the period ended April 30, 1998                                             27

Consolidated Statements of Cash Flows for each of
  the three years in the period ended April 30, 1998                                   28

Consolidated Statements of Changes in Stockholders'
  Equity for each of the three years in the period ended April 30, 1998                30

Notes to Consolidated Financial Statements                                             31


FINANCIAL STATEMENT SCHEDULES

VIII   --  Valuation and Qualifying Accounts                                           49


         All other schedules are omitted because they are not applicable.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Flow International Corporation


     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Flow International Corporation and its subsidiaries at April 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS  LLP
Seattle, Washington
June 1, 1998

                         FLOW INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                                        APRIL 30,
                                                                                                ----------------------
                                                                                                1998 *            1997
                                                                                                ------            ----
ASSETS:
Current Assets:
  Cash                                                                                         $  3,006          $  2,479
  Trade Accounts Receivable, less
     allowances for doubtful accounts of $669 and $1,008, respectively                           37,359            40,050
   Inventories, net                                                                              36,976            38,471
   Deferred Income Taxes                                                                          2,493             4,758
   Other Current Assets                                                                           7,846             4,959
                                                                                               -------------------------
Total Current Assets                                                                             87,680            90,717

Property and Equipment, net                                                                      11,992            25,594
Intangible Assets, net of accumulated amortization of
    $5,546 and $4,441, respectively                                                              16,561            11,471
Deferred Income Taxes                                                                             1,562               515
Other Assets                                                                                      3,386             5,169
                                                                                               --------------------------
                                                                                               $121,181          $133,466
                                                                                               --------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
   Notes Payable                                                                               $  1,450          $  1,651
   Current Portion of Long-Term Obligations                                                       5,455                79
   Accounts Payable                                                                              11,338            11,619
   Accrued Payroll and Related Liabilities                                                        5,428             4,564
   Other Accrued Taxes                                                                              374             1,139
   Other Accrued Liabilities                                                                      3,772             3,539
                                                                                               --------------------------
Total Current Liabilities                                                                        27,817            22,591

Long-Term Obligations                                                                            32,076            53,569
Minority Interest                                                                                    93               553

Stockholders' Equity:
   Series A 8% Convertible Preferred Stock -
     $.01 par value, $500 liquidation preference, 1,000,000 shares authorized, 0 issued
   Common Stock - $.01 par value, 20,000,000 shares authorized,
     15,227,725 and 14,846,908 shares issued and outstanding, respectively, in 1998
     14,925,627 and 14,544,810 shares issued and outstanding, respectively, in 1997                 152               149
   Capital in Excess of Par                                                                      41,030            38,871
   Retained Earnings                                                                             24,069            19,266
   Treasury Common Stock, 380,817 shares at cost                                                 (1,429)           (1,429)
   Cumulative Translation Adjustment                                                             (2,286)              101
   Unrealized loss on equity securities available for sale                                         (341)             (205)
                                                                                               --------------------------
Total Stockholders' Equity                                                                       61,195            56,753
                                                                                               --------------------------
                                                                                               --------------------------
Commitments and Contingencies (Note 12)
                                                                                               $121,181          $133,466
                                                                                               --------------------------
                                                                                               --------------------------


* - SEE NOTE 3 WHICH DESCRIBES THE DISPOSITION OF CERTAIN BUSINESS UNITS DURING FISCAL 1998

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                         FLOW INTERNATIONAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                                                      YEAR ENDED APRIL 30,
                                                                          ------------------------------------------
                                                                              1998 *             1997           1996
                                                                              ------             ----           ----

Revenue:
   Sales                                                                    $149,414         $135,908       $117,090
   Services                                                                    6,423           19,515         17,355
   Rentals                                                                     3,645           12,770         10,460
                                                                            ----------------------------------------
Total Revenues                                                               159,482          168,193        144,905

Cost of Sales:
   Sales                                                                      88,291           80,735         69,889
   Services                                                                    5,887           14,657         12,653
   Rentals                                                                     1,099            6,650          4,933
                                                                             ---------------------------------------
Total Cost of Sales                                                           95,277          102,042         87,475
                                                                             ---------------------------------------
                                                                             ---------------------------------------

Gross Profit                                                                  64,205           66,151         57,430

Expenses:
   Marketing                                                                  23,972           27,173         22,281
   Research and Engineering                                                   10,253            8,749          8,110
   General and Administrative                                                 14,885           16,432         15,282
   Restructuring                                                               4,910            8,951
                                                                             ---------------------------------------
                                                                              54,020           61,305         45,673
                                                                              --------------------------------------

Operating Income                                                              10,185            4,846         11,757

Interest Expense, net                                                         (3,246)          (3,837)        (3,503)
Other (Expense) Income, net                                                     (434)             (46)           648
                                                                             ---------------------------------------

Income Before Provision for Income Taxes                                       6,505              963          8,902
Provision for Income Taxes                                                     1,702              238          1,817
                                                                              --------------------------------------

Net Income                                                                  $  4,803         $    725       $  7,085
                                                                              --------------------------------------
                                                                              --------------------------------------

Basic Earnings Per Share                                                    $    .33         $      .05     $    .49
                                                                              ---------------------------------------
                                                                              ---------------------------------------

Diluted Earnings Per Share                                                  $    .32         $      .05     $    .47
                                                                              ---------------------------------------
                                                                              ---------------------------------------


* SEE NOTE 3 WHICH DESCRIBES THE DISPOSITION OF CERTAIN BUSINESS UNITS DURING FISCAL 1998

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                         FLOW INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                          Year Ended April 30,
                                                                                 ----------------------------------------
                                                                                1998 *            1997             1996
                                                                                ------            ----             ----
Cash Flows from Operating Activities:
 Net Income                                                                    $ 4,803          $    725         $ 7,085
 Adjustments to Reconcile Net Income to Cash
  Provided (Used) by Operating Activities:
  Depreciation and amortization                                                  4,369             7,472           6,856
  Restructuring provision                                                        4,910             8,951
  Provision for losses on trade accounts receivable                                508               704             576

  Tax effect of exercised stock options                                            373               284             170
  Other                                                                                               92              92
  (Increase) Decrease in Current Assets,
   net of effects of restructuring and business combinations:
     Trade Accounts Receivable                                                 (13,007)           (5,960)         (4,032)
     Inventories                                                                (2,377)           (3,946)         (6,275)
     Other Current Assets                                                       (3,078)              (46)           (248)
     Deferred Income Taxes                                                       2,265            (2,793)           (630)
    Increase (Decrease) in Current Liabilities, net of effects of restructuring and business combinations:
     Accounts Payable                                                            2,009              (469)         (1,135)
     Accrued Payroll and Related Liabilities                                     1,562               622             383
     Other Accrued Taxes                                                          (515)              549             (48)
     Other Accrued Liabilities                                                      71              (878)            229
   Decrease (Increase) in Other Long-Term Assets                                   778            (1,165)         (2,962)
   Increase (Decrease) in Other Long-Term Liabilities                               38              (484)         (1,336)
                                                                            ------------      ----------      ----------
   Cash provided (used) by operating activities                                  2,709             3,658          (1,275)
                                                                            ------------      ----------      ----------
Cash Flows from Investing Activities:
  Expenditures for property and equipment                                       (6,600)           (9,153)         (8,820)
  Investment in equity securities                                                                 (1,500)
  Payment for business combinations                                             (7,735)                             (186)
  Proceeds from sale of certain business units                                  31,189
  Other                                                                            (186)             462             445
                                                                            ------------      ----------      ----------
  Cash provided (used) by investing activities                                  16,668           (10,191)         (8,561)
                                                                            ------------      ----------      ----------
Cash Flows from Financing Activities:
  Borrowings under line of credit agreements, net                              (24,512)            8,585          16,771
  Proceeds from bridge loan                                                                                        1,636
  Repayment of bridge loan                                                                                       (14,000)
  Proceeds from long-term obligations                                            8,544               184          17,366
  Payments of long-term obligations                                             (1,389)           (2,399)         (9,076)
  Proceeds from issuance of common stock                                         1,789               550             268
  Treasury stock repurchased and received in settlement of obligations               -              (873)              -
                                                                            ------------      ----------      ----------
  Cash (used) provided by financing activities                                 (15,568)            6,047          12,965
                                                                            ------------      ----------      ----------
Effect of exchange rate changes                                                  (3,282)            (880)           (358)
                                                                            ------------      ----------      ----------
Increase (decrease) in cash and cash equivalents                                   527            (1,366)          2,771
Cash and cash equivalents at beginning of period                                 2,479             3,845           1,074
                                                                            ------------      ----------      ----------
Cash and cash equivalents at end of period                                     $ 3,006           $ 2,479         $ 3,845
                                                                            ------------      ----------      ----------
                                                                            ------------      ----------      ----------

* - SEE NOTE 3 WHICH DESCRIBES THE DISPOSITION OF CERTAIN BUSINESS UNITS DURING FISCAL 1998

            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                    CONSOLIDATED FINANCIAL STATEMENTS.

                         FLOW INTERNATIONAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (In thousands)

                                                                                         Year Ended April 30,
                                                                                ---------------------------------------
                                                                                 1998            1997            1996
                                                                                 -----           -----           ----
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash paid during the year for
    Interest                                                                      $3,504          $3,707         $3,572
    Income Taxes                                                                   1,656           2,091          3,024

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Fair value of assets acquired (Note 2)                                           $10,144                         $2,860
Cash paid, stock issued and notes assumed for assets acquired                     (7,466)                          (597)
                                                                                --------                        -------
Liabilities assumed                                                               $2,278                         $2,263
                                                                                --------                        -------
                                                                                --------                        -------






              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                         FLOW INTERNATIONAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                                                                      Loan to
                                        Common Stock                                                  Employee    Unrealized
                                      -----------------   Capital              Cumulative   Treasury   Stock       Loss on
                                                   Par   In Excess  Retained   Translation   Common  Ownership      Equity
                                      Shares      Value     of Par   Earnings  Adjustment    Stock   Plan & Trust Securities
                                      --------------------------------------------------------------------------------------
Balances, April 30, 1995              14,603       $146    $37,602    $11,456   $  1,339   $  (556)     $(184)
                                      --------------------------------------------------------------------------------------
                                      --------------------------------------------------------------------------------------

Exercise of Stock Options                182          2        266
Effect of Exchange Rate Changes                                                    (358)
Other                                                          170                                          92
Net Income                                                              7,085
                                      --------------------------------------------------------------------------------------
Balances, April 30, 1996              14,785        148     38,038     18,541        981      (556)       (92)
                                      --------------------------------------------------------------------------------------
                                      --------------------------------------------------------------------------------------

Exercise of Stock Options                141          1        549
Effect of Exchange Rate Changes                                                    (880)
Repurchase of Treasury Stock                                                                  (498)
Other                                                          284                            (375)         92       $(205)
Net Income                                                                725
                                      --------------------------------------------------------------------------------------
Balances, April 30, 1997              14,926        149     38,871     19,266        101    (1,429)        -          (205)
                                      --------------------------------------------------------------------------------------
                                      --------------------------------------------------------------------------------------

Exercise of Stock Options                302          3      1,786
Effect of Exchange Rate Changes                                                  (2,387)
Other                                                          373                                                    (136)
Net Income                                                              4,803
                                      --------------------------------------------------------------------------------------
Balances, April 30, 1998              15,228       $152    $41,030    $24,069   $(2,286)   $(1,429)     $  -         $(341)
                                      --------------------------------------------------------------------------------------
                                      --------------------------------------------------------------------------------------



             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                      CONSOLIDATED FINANCIAL STATEMENTS.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     For the three years ended April 30, 1998
        (All tabular dollar amounts in thousands, except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
-------------------------------------------------------------------------------

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include Flow International Corporation, ("Flow" or the "Company"), and its wholly-owned subsidiaries, Flow Europe GmbH ("Flow Europe"), Foracon Maschinen und Anlagenbau GmbH & CO.KG ("Foracon"), Flow Asia Corporation ("Flow Asia"), Flow Automation Inc. ("Flow Automation"), RSL Ltd. ("RSL"), and two majority owned joint ventures including Flow Japan Corporation ("Flow Japan"). In addition, periods through the first quarter of fiscal 1998, included the wholly-owned subsidiaries Rampart Waterblast, Inc., Spider Staging Corporation ("Spider"), Power Climber and affiliated companies ("Power Climber") as well as a joint venture, Consortium Europeen du Materiel ("CEM") and the HydroMilling division, collectively ("Access and Services") (see Note 3). All significant intercompany transactions have been eliminated.

OPERATIONS

     The Company develops and manufactures ultrahigh-pressure ("UHP") waterjet cutting, cleaning and specialized robotic systems for the manufacturing, industrial and marine cleaning markets. The Company provides products to a wide variety of industries, including the automotive, aerospace, disposable products, food processing, job shop, marble, tile and other stone cutting, and paper industries. Equipment is designed, developed, and manufactured at the Company's principal facilities in Kent, Washington, and at manufacturing facilities in Jeffersonville, Indiana; and in Burlington, Canada. The Company markets its products to customers worldwide through its principal offices in Kent and its subsidiaries in Canada, Germany, Japan, Taiwan, and the United Kingdom.

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

RECOVERABILITY OF LONG-LIVED ASSETS TO BE HELD AND USED IN THE BUSINESS

     The Company reviews most long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used in its business annually for impairment, or whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be recoverable in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". An impaired asset is written down to its estimated fair market value based on the best information available. The Company generally measures estimated fair market value by discounting estimated future cash flows. Accordingly, actual results could vary significantly from such estimates.

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

EARNINGS PER SHARE

     In fiscal 1998 the Company adopted Statement of Financial Accounting Standards No. 128 ("FAS 128"), "Earnings per Share" which changed the Company's presentation and calculation of earnings per share. Basic earnings per share represents net income available to common stockholders divided by the weighted average number of shares outstanding during the period. Diluted earnings per share represents net income available to common stockholders divided by the weighted average number of shares outstanding including the potentially dilutive impact of stock options. Common stock options are converted using the treasury stock method. Earnings per share for 1997 and 1996 have been restated to conform to the requirements of FAS 128. The adoption of FAS 128 did not have a material impact on the Company's earnings per share.

     The following table sets forth the computation of Basic and Diluted earnings per share for the years ended April 30, 1998, 1997 and 1996.

                                                        Year Ended April 30,
                                                   1998         1997        1996
                                                 ---------------------------------
Numerator:
     Net income                                  $ 4,803      $   725      $ 7,085

Denominator:

     Denominator for basic earnings
       per share - weighted average shares        14,707       14,561       14,422

     Dilutive potential common shares from-
       Employee stock options                        330          371          517
                                                 ---------------------------------
     Denominator for diluted earnings
       per share - weighted average shares
       and assumed conversions                    15,037       14,932       14,939

Basic earnings per share                         $   .33      $   .05      $   .49

Diluted earnings per share                       $   .32      $   .05      $   .47

FOREIGN CURRENCY TRANSLATION

     The functional currency of Flow Asia is the New Taiwan dollar; of Flow Europe and Foracon, the German mark; of Flow Automation, the Canadian dollar; of Power Climber N.V. (part of Power Climber), the Belgian franc; and of Flow Japan, the Japanese yen. The functional currency of Flow Europe was converted from the U.S. dollar to the German mark as of the beginning of fiscal 1998. The acquisition of Foracon by Flow Europe in May 1997 made this change preferable. All assets and liabilities of these foreign subsidiaries are translated at year-end or historical exchange rates, as appropriate. Income and expense accounts of the foreign subsidiaries are translated at the average rates in effect during the year. Adjustments resulting from the translation of Flow Asia, Flow Automation, Flow Europe, Foracon, Power Climber N.V., and Flow Japan's financial statements are recorded in the cumulative translation adjustment account in the stockholders' equity section of the accompanying Consolidated Balance Sheets.

     The Company utilizes forward exchange contracts and local currency borrowings to hedge its exposure to exchange rate fluctuations in connection with monetary assets and liabilities held in foreign currencies. The Company held no forward exchange contracts at April 30, 1998 but held forward exchange contracts with a face value of approximately $480,000 at April 30, 1997. Unrealized gains associated with these forward contracts of $17,000 at April 30, 1997 are included in the caption Other (Expense) Income, net, in the accompanying Consolidated Statements of Income. For the years ended April 30, 1998, 1997 and 1996 a net foreign exchange loss of $75,000, $590,000 and
$183,000, respectively, is included in the caption Other (Expense) Income, net, in the accompanying Consolidated Statements of Income.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

     All financial instruments on the balance sheet as of April 30, 1998 and 1997 are valued at cost which approximates fair value with the exception of the Company's investment in Phenix Composites, Incorporated, ("Phenix") (see
Note 4).

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates that are particularly susceptible to significant change in the near term are the percentage of completion estimates and the adequacy of the allowance for obsolete inventory, warranty obligations and doubtful accounts receivable.

MINORITY INTERESTS IN JOINT VENTURES

     The Company includes income or expense associated with the minority interest in joint ventures as part of Other (Expense) Income, net in the accompanying Consolidated Statements of Income.

RECLASSIFICATIONS

Certain 1997 and 1996 amounts have been reclassified to conform with the 1998 presentation.

NOTE 2 - BUSINESS COMBINATIONS:
-------------------------------------------------------------------------------

     In May 1997 the Company purchased the stock of Foracon. Foracon supplies UHP and related systems to the European market. In April 1998 the Company purchased substantially all the assets and selected liabilities of CIS Robotics Inc. and the stock of RSL. These companies develop software used to program industrial robots as well as provide, as a service, industrial robot programming.

     Total cash consideration for the above two acquisitions was $6.9 million. The difference between the net fair market value of assets acquired and consideration given totaled $6.3 million and has been recorded as goodwill. Results have been included in the Consolidated Financial Statements from the date of acquisition based upon the purchase method of accounting. Unaudited pro forma results are not presented as they are not materially different from the results reported in the Consolidated Financial Statements.

     During fiscal 1998 the Company invested an additional $800,000 to increase its ownership in two joint ventures, Flow Japan and HCS.

NOTE 3 - BUSINESS DIVESTITURE:
-------------------------------------------------------------------------------

     During the second quarter of fiscal 1998 the Company sold its Access and Services operations. The Company recorded a $4.9 million restructuring provision during fiscal 1998 associated with this sale. The primary components of this expense were: write down of assets to net realizable value: $4 million; probable future obligations associated with the sale: $900,000. In addition, during fiscal 1997 the Company recorded a $9 million restructuring provision associated with the then proposed divestiture. The primary components of this expense were: write down of assets to net realizable value: $7.4 million; restructuring costs to be incurred in fiscal 1998: $1.3 million; restructuring costs incurred during fiscal 1997: $300,000. These charges are included as a separate component of operating expenses in the accompanying Consolidated Statements of Income.

     The following table summarizes the operating results of the Access and Services operations, excluding the restructuring provisions, for the year ended April 30,

                                   1998              1997             1996
                                   ----              ----             ----
Revenue                         $16,850           $55,761          $52,334
Gross Profit                      5,427            19,516           18,286
Operating Income                  1,730             4,593            5,509
Pretax Income                     1,353             3,628            4,451


 NOTE 4 - RELATED PARTY TRANSACTIONS:
-------------------------------------------------------------------------------

     In August 1992, the Company entered into a stock purchase agreement with Phenix and contributed cash and certain equipment valued at cost. The book value of the investment is $484,000 at April 30, 1998 and 1997 and is being accounted for under the cost method. During fiscal 1996 the Company sold 46,153 shares representing 20.6% of its holdings of Phenix and recorded a gain of $175,000 which is included in other income. Currently, the Company's CEO and president is a member of the board of directors of Phenix.

     During fiscal 1997 the Company purchased 369,791 shares or 3.1% of Western Garnet International Ltd. ("Western Garnet") for $1.5 million. Western Garnet is a publicly traded on the Toronto stock exchange. This investment was made to secure a long term relationship with the Company's supplier of its high quality garnet. Garnet is sold by the company as a consumable used in abrasivejet cutting. The Company classifies this investment as available-for-sale under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Based upon the April 30, 1998 closing stock price of Western Garnet, the Company recorded an unrealized loss of $341,000 which is reflected in the equity section of the accompanying Consolidated Balance Sheets. Currently, the Company's CEO and president is a member of the board of directors of Western Garnet.

NOTE 5 - INVENTORIES:
-------------------------------------------------------------------------------

Inventories consist of the following:

                                                               April 30,
                                                        1998              1997
                                                      -------------------------
              Raw Materials and Parts                 $23,617           $25,793
              Work in Process                           9,312             5,872
              Finished Goods                            6,574             8,703
                                                      -------------------------
                                                       39,503            40,368
              Less: Provision for Slow-Moving
                 and Obsolete Inventory                 2,527             1,897
                                                      -------------------------
                                                      $36,976           $38,471
                                                      -------------------------
                                                      -------------------------

NOTE 6 - PROPERTY AND EQUIPMENT:
-------------------------------------------------------------------------------

Property and equipment are as follows:

                                                                               April 30,
                                                                        1998              1997
                                                                    ---------------------------
              Land and Buildings                                    $     461         $     511
              Machinery and Equipment                                  23,674            51,334
              Furniture and Fixtures                                    2,323             2,469
              Leasehold Improvements                                    6,902             6,254
              Construction in Progress                                    261             1,442
                                                                    ---------------------------
                                                                       33,621            62,010
              Less:
                Accumulated Depreciation and Amortization              21,629            34,288
                Net Realizable Value Provision                            -               2,128
                                                                    ---------------------------
                                                                      $11,992           $25,594
                                                                    ---------------------------
                                                                    ---------------------------

NOTE 7 - LONG-TERM OBLIGATIONS AND NOTES PAYABLE:
-------------------------------------------------------------------------------


Long-term obligations are as follows:

                                                               April 30,
                                                        1998              1997
                                                      -------------------------

              Flow Line of Credit                     $12,414           $36,648
              Private Debt Placement                   15,000            15,000
              Term Loans Payable                       10,117             2,000

                                                       37,531            53,648
              Less: Current Portion                     5,455                79
                                                      -------------------------
                                                      $32,076           $53,569
                                                      -------------------------
                                                      -------------------------

Current notes payable are as follows:

                                                               April 30,
                                                        1998              1997
                                                       ------------------------
              Flow Japan Notes Payable                 $  756            $1,261
              Power Climber N.V. Notes Payable                              360
              Flow Automation Notes Payable               430
              Other Notes Payable                         264                30
                                                       ------------------------
                                                       $1,450            $1,651
                                                       ------------------------
                                                       ------------------------

     The Company's Credit Agreement provides for a revolving line of credit of up to $60 million, split between two financial institutions, which expires on November 30, 2000. The amount which can be borrowed is limited based upon certain debt covenant restrictions. Interest rates under the Credit Agreement are at the bank's prime rate or are linked to LIBOR, at the Company's option. The funded debt ratio determines the LIBOR based interest rate. The Company has borrowed $12.4 million under the Credit Agreement as of April 30, 1998, all of which carries an interest rate of prime. Prime at April 30, 1998 was 8.5%. The Company pays 0.1% as an unused commitment fee. As of April 30, 1998, the Company has approximately $18 million of available domestic unused line of credit

     The Private Debt Placement is a ten-year note with seven equal principal payments beginning in September 1999. The Company pays interest semi-annually at a fixed rate of 7.2%. The Credit Agreement and Private Debt Placement are collateralized by a general lien on all of the Company's assets. The Company is required to comply with certain covenants relating to the Credit Agreement and Private Debt Placement including restrictions on dividends and transactions with affiliates, limitations on additional indebtedness, and maintenance of tangible net worth, working capital, fixed charge coverage, funded debt and debt service ratios. The covenants were amended so as to exclude the effect of the restructuring charges (see Note 3) associated with the divestiture of the Access and Services businesses. As of April 30, 1998, the Company was in compliance with all such covenants, as amended.

     Included in Term Loans Payable are the following:

     A Deutsche mark denominated loan of $9.5 million. The Company's principal bank has issued a $10.5 million standby letter of credit to the Company's German bank, to secure a credit facility for use by Flow Europe. Principal and interest is payable monthly at a rate of 4.6% through fiscal 2003. At April 30, 1998, Flow Europe had an unused $1 million credit facility.

     An unsecured Japanese yen denominated loan of $397,000. Principal and interest is payable monthly at a rate of 1.7% through fiscal 2003.

     An unsecured $198,000 note to a previous owner of Power Climber in conjunction with the acquisition of assets. The note requires monthly payment of principal and interest, at 7.25%, through fiscal 2003.

     A 100 million Japanese yen standby letter of credit has been issued by the Company's principal bank to the Company's Japanese bank, to secure a credit facility for use by Flow Japan. The notes payable by Flow Japan are denominated in Japanese yen at interest rates ranging from 1.6% to 2.3% at April 30, 1998. As of April 30, 1998 Flow Japan's credit facility was fully utilized.

     The notes payable by Flow Automation are collateralized by trade accounts receivable and inventory, and are denominated in Canadian dollars at an interest rate of Canadian prime plus 1.25%. Flow Automation has approximately $94,000 in unused credit facilities at April 30, 1998.

     Principal payments under long-term obligations for the next five years and thereafter are as follows: $5,455,000 in 1999, $4,270,000 in 2000, $16,684,000 in 2001, $4,215,000 in 2002, $2,618,000 in 2003, and $4,289,000 thereafter.


NOTE 8 - INCOME TAXES:
-------------------------------------------------------------------------------


The components of consolidated income before income taxes and the provision for income taxes are as follows:

                                                                       Year Ended April 30,
                                                             -----------------------------------------
                                                              1998              1997              1996
                                                              ----              ----              ----
   Income Before Income Taxes:
     Domestic                                                 $3,237           $2,509            $8,038
     Foreign                                                   3,268           (1,546)              864
                                                              ------           -------           ------
     Total                                                    $6,505           $  963            $8,902
                                                              ------           -------           ------
                                                              ------           -------           ------

         The provision for income taxes comprises:

                                                                      Year Ended April 30,
                                                             -----------------------------------------
                                                                1998             1997              1996
                                                                ----             ----              ----
   Current Tax Expense:
     Domestic                                                 $ (135)       $   1,952         $   2,453
     State and Local                                             219              261               281
     Foreign                                                     400              476               630
                                                              ------         --------          --------
     Total                                                       484            2,689             3,364

    Deferred Tax Liability (Benefit)                           1,218           (2,451)           (1,547)
                                                              ------         --------          --------
   Total Provision for Income Taxes                           $1,702           $  238            $1,817
                                                              ------         --------          --------
                                                              ------         --------          --------


         Net deferred tax assets (liabilities) comprise the following:

                                                               April 30, 1998           April 30, 1997
                                                               --------------           --------------
   Fixed assets                                                  $  471                   $  (648)
   Obsolete inventory provisions                                    513                       400
   Restructuring charge                                             292                     3,043
   Net operating loss carryover                                   3,712                     4,394
   Subpart F income                                                 228                       239
   Foreign taxes                                                   (781)                     (500)
   Accounts receivable allowances                                   108                        82
   Inventory capitalization                                          92                        91
   AMT Credits                                                    1,076                       225
   All other                                                        192                       446
                                                                  -----                     -----
        Subtotal                                                  5,903                     7,772
   Valuation allowance                                           (1,848)                   (2,499)
                                                                  -----                     -----
   Total Net Deferred Taxes                                      $4,055                    $5,273
                                                                 ------                    ------
                                                                 ------                    ------

         A reconciliation of income taxes at the federal statutory rate to the provision for income taxes is as follows:

                                                                                Year Ended April 30,
                                                               -------------------------------------------------------
                                                                      1998               1997                1996
                                                                     -------            -------            -------
    Income taxes at federal statutory rate                            $2,212              $ 327            $ 3,026
    Foreign sales corporation benefit                                   (327)              (228)              (196)
    Foreign operations expense                                           199               (199)               279
    Change in valuation allowance                                       (651)                92             (2,285)
    State and local taxes                                                144                261                281
    Alternative minimum tax - domestic                                                                         822
    Other                                                                125                (15)              (110)
                                                                     -------            -------            -------
    Income tax provision                                              $1,702             $  238             $1,817
                                                                     -------            -------            -------
                                                                     -------            -------            -------

     As of May 1, 1998, the Company had approximately $5 million of domestic net operating loss carryforwards to offset certain Flow earnings for federal income tax purposes. Of the $5 million carryforward, $943,000 was currently available. An additional $943,000 becomes available each fiscal year. These net operating loss carryforwards expire in varying amounts through the year 2003.

     Due to current and expected future earnings, the Company expects increased utilization of its foreign net operating loss carryforwards of $4.8 million. Therefore, the foreign valuation allowance was reduced by a net tax effected amount of $651,000 in fiscal 1998.

     Provision has not been made for U.S. income taxes or foreign withholding taxes on $5 million of undistributed earnings of foreign subsidiaries. Those earnings have been and will continue to be reinvested. These earnings could become subject to additional tax if they were remitted as dividends, if foreign earnings were lent to the Company or a U.S. affiliate, or if the Company should sell its stock in the subsidiaries. It is not practicable to estimate the amount of additional tax that might be payable on the foreign earnings; however, the Company believes that U.S. foreign tax credits would largely eliminate any U.S. tax and offset any foreign tax.


NOTE 9 - VOLUNTARY PENSION AND SALARY DEFERRAL PLAN AND ESOP PLAN:
--------------------------------------------------------------------------------

     The Company has a 401(k) savings plan in which employees may contribute a percentage of their compensation. The Company makes contributions based on employee contributions and length of employee service. Company contributions and expenses under the plan for the years ended April 30, 1998, 1997, and 1996 were $763,000, $709,000, and $689,000, respectively.

     In September 1989, the Company established an ESOP for all employees meeting certain service requirements. Company contributions to the ESOP are discretionary; however, the Company has agreed to make contributions as necessary to fund the repayment of the ESOP loan. During fiscal 1997 the ESOP loan was repaid and the remaining ESOP stock was distributed. During the years ended April 30, 1998, 1997 and 1996, the Company recorded compensation and interest expense related to the ESOP of $0, $108,000 and $121,000, respectively.


NOTE 10 - STOCK OPTIONS:
--------------------------------------------------------------------------------

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

     1987 STOCK OPTION PLAN FOR NONEMPLOYEE DIRECTORS (THE "1987 NONEMPLOYEE DIRECTORS PLAN"). Approved by the Company's stockholders in September 1987, the 1987 Nonemployee Directors Plan, as subsequently amended, provides for the automatic grant of nonqualified options for 10,000 shares of Company common stock to a nonemployee director when initially elected or appointed, and currently, the issuance of 10,000 shares annually thereafter during the term of directorship.

     OTHER NONEMPLOYEE DIRECTOR OPTIONS. In fiscal 1988, two separate stock options were granted for 45,000 and 10,000 shares to two nonemployee directors.

     1991 STOCK OPTION PLAN (THE "1991 SO PLAN"). The 1991 SO Plan was adopted in October 1991 and amended in August 1993. Incentive and nonqualified stock options up to 700,000 shares may be issued under this plan.

     1995 LONG-TERM INCENTIVE PLAN (THE "1995 LTI PLAN"). The 1995 LTI Plan was adopted in August 1995. Incentive and nonqualified stock options up to 1,350,000 shares may be issued under this plan.

     During the years ended April 30, 1998, 1997 and 1996, a total of 302,000, 141,000 and 182,000 options, respectively, were exercised under all stock option plans of the Company at an average price of $5.93, $3.80 and $3.04 per share, respectively.

     All options become exercisable upon a change in control of the Company. Options have a two-year vesting schedule, and are granted at fair market value. No compensation expense has been recorded in fiscal 1998, 1997 or 1996. The following chart summarizes the status of the options at April 30, 1998:

                                  ----------------------- --------------------- ----------------- ----------------
                                      1984 Restated          1987 and Other       1991 SO Plan
                                           and                Nonemployee           and 1995
                                          ADMAC              Directors Plan         LTI Plan           Total
                                           Plan
--------------------------------- ----------------------- --------------------- ----------------- ----------------
Number of options outstanding            215,100                300,000           1,388,493          1,903,593
Number of options vested                 215,100                280,000             736,452          1,231,552
Average exercise price per                 $2.57                  $8.41               $8.32              $7.64
share of options outstanding
--------------------------------- ----------------------- --------------------- ----------------- ----------------

     In October 1995 Statement of Financial Accounting Standards No. 123 ("FAS 123") "Accounting for Stock Based Compensation," was issued , which establishes financial accounting and reporting standards for stock based employee compensation plans and for the issuance of equity instruments to acquire goods and services from non-employees. In fiscal 1997, the Company adopted the disclosure-only provisions of FAS 123. If the Company had elected to recognize compensation costs based on the fair value at the date of grant for awards in fiscal 1998, 1997 and 1996, consistent with the provisions of FAS 123, the Company's net income (loss) and earnings (loss) per Basic and Diluted share would have been reduced to the following pro forma amounts:

-------------------------------------------------------------- -------------------- -------------------- ---------------------
                     Year Ended April 30                              1998                 1997                  1996
-------------------------------------------------------------- -------------------- -------------------- ---------------------
Income (Loss) from Continuing Operations:
    As reported                                                      $4,803                $725                 $7,085
    Pro forma                                                         3,808              ($1,110)               $6,120

Earnings (Loss) Per Share - Basic:
    As reported                                                      $ 0.33               $ 0.05                $ 0.49
    Pro forma                                                        $ 0.26              ($ 0.08)               $ 0.42

Earnings (Loss) Per Share - Diluted:
    As reported                                                      $ 0.32               $ 0.05                $ 0.47
    Pro forma                                                        $ 0.25              ($ 0.08)               $ 0.41
-------------------------------------------------------------- -------------------- -------------------- ---------------------

     The pro forma effect on net income for fiscal 1998, 1997 and 1996 may not be representative of the pro forma effect on net income for future years because the FAS 123 method of accounting for pro forma compensation expense has not been applied to options granted prior to May 1, 1995.

     The weighted-average fair values at date of grant for options granted in fiscal 1998, 1997 and 1996 were estimated using the Black-Scholes option-pricing model, based on the following assumptions: (i) no expected dividend yields for fiscal years 1998, 1997 and 1996; (ii) expected volatility rates of 48.9%, 47.1% and 49.7% for fiscal 1998, 1997 and 1996, respectively; and (iii) expected lives of 6 years for fiscal 1998, 1997 and 1996. The risk-free interest rate applied to fiscal 1998, 1997 and 1996 was 5.8%, 6.9% and 6.9%, respectively.

     The following table rolls forward the stock option activity for the years ended April 30,:

                                 ------------------------------ ------------------------------- ---------------------------------
                                             1998                            1997                             1997
                                     Shares        Weighted         Shares         Weighted         Shares          Weighted
                                                   -Average                        -Average                         -Average
                                                 Exercise Price                 Exercise Price                   Exercise Price
-------------------------------- --------------- -------------- --------------- --------------- ---------------- ----------------
Outstanding - beginning of year   1,887,199         $ 6.92       1,498,825          $ 5.73        1,312,824          $ 4.34

Granted during the year:            423,700         $10.21         622,195          $ 9.41          384,660          $ 8.96

Exercised during the year:          301,648         $ 5.93         140,980          $ 3.80          182,374           $3.04

Forfeited during the year:          105,658         $ 9.19          92,841          $ 9.31           16,285          $ 7.87
                                  ---------         ------       ---------          ------        ---------          ------

Outstanding, end of year          1,903,593         $ 7.64       1,887,199          $ 6.92        1,498,825          $ 5.73

Exercisable, end of year          1,231,552         $ 6.51       1,027,465          $ 5.52        1,105,425          $ 4.53
-------------------------------- --------------- -------------- --------------- --------------- ---------------- ----------------


         The following table summarizes information about stock options outstanding at April 30, 1998:

                          -----------------  ------------------  ---------------  -----------------  ----------------

Range of Exercise Prices       Number           Weighted-Avg     Weighted-Average      Number        Weighted-Average
                           Outstanding at        Remaining       Exercise Price    Exercisable at    Exercise Price
                           April 30, 1998     Contractual Life                     April 30, 1998
------------------------- ------------------ ------------------- ---------------- ------------------ ----------------
$1.25 - $4.99                   260,100             2.87             $ 2.60             260,100           $ 2.60
$5.00 - $7.99                   485,400             5.30             $ 5.94             475,400           $ 5.90
$8.00 - $12.25                1,158,093             7.44             $ 9.56             496,052           $ 9.14
---------------------------------------------------------------------------------------------------------------------
                  Total:      1,903,593             6.35             $ 7.64           1,231,552           $ 6.51
---------------------------------------------------------------------------------------------------------------------


NOTE 11 - PREFERRED SHARE RIGHTS PURCHASE PLAN:
-------------------------------------------------------------------------------

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



NOTE 12 - COMMITMENTS AND CONTINGENCIES:
-------------------------------------------------------------------------------

     The Company rents certain facilities and equipment under agreements treated for financial reporting purposes as operating leases. The majority of leases currently in effect are renewable for periods of two to five years. Rent expense under these leases was approximately $3,356,000, $3,716,000, and $4,041,000 for the years ended April 30, 1998, 1997 and 1996, respectively.

     Future minimum rents payable under operating leases for years ending April 30 are as follows:

                                 Year Ending April 30,
                              ---------------------------
                               1999               $ 2,666
                               2000                 2,181
                               2001                 1,714
                               2002                 1,473
                               2003                   872
                         Thereafter                 1,532
                                                  -------
                                                  $10,438
                                                  -------
                                                  -------


     The Company has been subject to product liability claims primarily through Spider, its former subsidiary which was sold in September 1997. To minimize the financial impact of product liability risks and adverse judgments, product liability insurance has been purchased in amounts and under terms considered acceptable to management.

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

     Management estimates the range of the Company's future exposure amounts relating to unresolved claims at April 30, 1998, aggregate from approximately $0 to $450,000.

     Included in Other (Expense) Income, net, in the years ended April 30, 1998, 1997 and 1996 are settlements of approximately $134,000, $161,000, and $102,000, respectively.

NOTE 13 - FOREIGN OPERATIONS:
--------------------------------------------------------------------------------

                                                                                               ADJUSTMENTS
                                        UNITED                                    OTHER             &
                                        STATES        EUROPE         ASIA        FOREIGN       ELIMINATIONS      CONSOLIDATED
------------------------------------ ------------- ------------- ------------- ------------- ----------------- ----------------
1998
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
Revenues:
     Customers (1)                        $86,561       $36,041       $18,807       $18,073    $        -          $159,482
     Inter-area (2)                        16,772                       3,053                     (19,825)
-------------------------------------------------------------------------------------------------------------------------------
Total revenues                            103,333        36,041        21,860        18,073       (19,825)          159,482
-------------------------------------------------------------------------------------------------------------------------------

Operating Income (Loss) Before
Corporate Expenses                         18,700           711         1,694         1,019                          22,124
Corporate Expenses                                                                                                  (11,939)
                                                                                                                   --------
Operating Income                                                                                                    $10,185
                                                                                                                   --------
                                                                                                                   --------
Identifiable Assets                       $67,384       $25,049       $11,850       $16,898                        $121,181
                                                                                                                   --------
                                                                                                                   --------

1997
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
Revenues:
     Customers (1)                       $103,721       $33,845       $17,231       $13,396    $        -          $168,193
     Inter-area (2)                        17,711             -         2,293                     (20,004)                -
-------------------------------------------------------------------------------------------------------------------------------
Total revenues                            121,432        33,845        19,524        13,396       (20,004)          168,193
-------------------------------------------------------------------------------------------------------------------------------

Operating Income (Loss) Before
Corporate Expenses                         14,085        (1,215)        1,880        (1,925)                         12,825
Corporate Expenses                                                                                                   (7,979)
                                                                                                                   --------
Operating Income                                                                                                     $4,846
                                                                                                                   --------
                                                                                                                   --------
Identifiable Assets                       $87,677       $20,698       $11,302       $13,789                        $133,466
                                                                                                                   --------
                                                                                                                   --------

1996
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
Revenues:
     Customers (1)                        $85,810       $32,394       $13,598       $13,103    $        -          $144,905
     Inter-area (2)                        13,284             -           897             -       (14,181)                -
-------------------------------------------------------------------------------------------------------------------------------
Total revenues                             99,094        32,394        14,495        13,103       (14,181)          144,905
-------------------------------------------------------------------------------------------------------------------------------

Operating Income Before Corporate
Expenses                                   15,223         1,556           320          (124)                         16,975
Corporate Expenses                                                                                                   (5,218)
                                                                                                                   --------
Operating Income                                                                                                    $11,757
                                                                                                                   --------
                                                                                                                   --------
Identifiable Assets                       $81,342       $20,563       $10,541       $14,047                        $126,493
                                                                                                                   --------
                                                                                                                   --------

(1) U.S. sales to unaffiliated customers in foreign countries were $5,300,000, $7,600,000 and $6,000,000 in fiscal 1998, 1997, and 1996, respectively.

(2) Inter-area sales to affiliates represent products which were transferred between geographic areas at negotiated prices. These amounts have been eliminated in the consolidation.

NOTE 14- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):
-------------------------------------------------------------------------------

Fiscal 1998 Quarters              First           Second           Third         Fourth          Total
--------------------              -----           ------           -----         ------          -----
Revenue                         $47,514          $35,162         $34,463        $42,343       $159,482
Gross Profit                     18,060           14,686          14,467         16,992         64,205
Net Income (Loss)                 (949)            1,804           1,810          2,138          4,803
Earnings (Loss) Per share:
    Basic *                       (.07)              .12             .12            .14            .33
    Diluted *                     (.07)              .12             .12            .14            .32

Fiscal 1997 Quarters              First           Second           Third         Fourth          Total
--------------------              -----           ------           -----         ------          -----
Revenue                         $40,929          $41,323         $39,661        $46,280       $168,193
Gross Profit                     16,273           17,311          15,779         16,788         66,151
Net Income (Loss)                 2,232            2,424           1,312        (5,243)            725
Earnings (Loss) Per share :
    Basic                           .15              .17             .09          (.36)            .05
    Diluted *                       .15              .16             .09          (.36)            .05

Fiscal 1996 Quarters              First           Second           Third         Fourth          Total
--------------------              -----           ------           -----         ------          -----
Revenue                         $33,013          $35,622         $35,641        $40,629       $144,905
Gross Profit                     13,905           14,191          13,826         15,508         57,430
Net Income                        2,060            1,806           1,151          2,068          7,085
Earnings Per Share:
    Basic                           .14              .13             .08            .14            .49
    Diluted *                       .14              .12             .08            .14            .47

* The total of the four quarters does not equal the year due to rounding.

                         FLOW INTERNATIONAL CORPORATION
                                  SCHEDULE VIII
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)

                                                               Additions
                                                      ----------------------------
                                         Balance at     Charged to      Charged                      Balance
                                         Beginning      Costs and      to Other                      at End
Classification                           of Period       Expenses      Accounts     Deductions*     of Period
--------------                           ----------     ---------      ---------    ------------    ---------
YEAR ENDED APRIL 30:
ALLOWANCE FOR DOUBTFUL ACCOUNTS
1998                                        $1,008          $508         $(377)        $ (470)       $  669
1997                                         1,186           704                         (882)        1,008
1996                                         1,150           576                         (540)        1,186

PROVISION FOR SLOW-MOVING AND
  OBSOLETE INVENTORY
1998                                        $1,897        $1,060         $  (224)     $  (206)       $2,527
1997                                         2,352            83                         (538)        1,897
1996                                         2,205           207                          (60)        2,352

------------
*   Write-offs of uncollectible accounts and disposal of obsolete inventory.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------------------------------------------------------------------------------

     Information regarding directors and executive officers of the registrant is incorporated herein by reference from the Company's Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.
-------------------------------------------------------------------------------

     Information regarding executive compensation is incorporated herein by reference from the Company's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------------

     Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------------------------------------------------------------------------------

     Information regarding certain relationships and related transactions is incorporated herein by reference from the Company's Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------------

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

      3.   Exhibits.  See subparagraph (c) below.

(b)   Reports on Form 8-K -

           None

(c)   Exhibits.

EXHIBIT
NUMBER
-------
3.1      Restated Certificate of Incorporation, filed with the state of Delaware
         September 14, 1989. (Incorporated by reference to Exhibit 3.1 to the registrant's Annual Report on Form 10-K for the year ended April 30,
         1990.)

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

10.15    Letter agreement dated April 25, 1997 between Flow International
         Corporation and U.S. Bank of Washington, N.A. (Incorporated by reference to Exhibit 10.15 to the registrant's Annual Report on Form
         10-K for the year ended April 30, 1997).

10.16    Letter agreement dated April 23, 1998 between Flow International
         Corporation and U.S. Bank of Washington, N.A.

10.17 Note purchase agreement dated September 1, 1995. (Incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form
         10-Q for the period ended October 31, 1995.)

10.18    First amendment to Note Purchase Agreement dated July 16, 1997.
         (Incorporated by reference to Exhibit 10.17 to the registrant's Annual
         Report on Form 10-K for the year ended April 30, 1997).


10.19    Form of Change in Control Agreement. (Incorporated by reference to
         Exhibit 10.17 to the registrant's Annual Report on Form 10-K for the year ended April 30, 1996.)

10.20    Asset Purchase and Sale Agreement dated as of August 25, 1997 between
         Flow International Corporation, SafeWorks, LLC., etc. (Incorporated by reference to Exhibit 2.1 to the registrants Current Report on Form 8-K dated September 30, 1997.)

21.1     Subsidiaries of the Registrant.

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

         Signature                       Title
         ----------                      -----
/s/ Ronald W. Tarrant                    Chairman, President, Chief Executive
-----------------------------------      Officer (Principal Executive Officer)
Ronald W. Tarrant

/s/ Stephen D. Reichenbach               Executive Vice President,
------------------------------------     Chief Financial Officer
Stephen D. Reichenbach                   (Principal Financial Officer &
                                         Principal Accounting Officer)

/s/ Ronald D. Barbaro                    Director
------------------------------------
Ronald D. Barbaro


/s/ Daniel J. Evans                      Director
------------------------------------
Daniel J. Evans


/s/ Kathryn L. Munro                     Director
------------------------------------
Kathryn L. Munro


         Signature                       Title
         ----------                      -----
/s/ Arlen I. Prentice                    Director
------------------------------------
Arlen I. Prentice


/s/ J. Michael Ribaudo                   Director
------------------------------------
J. Michael Ribaudo


/s/ Kenneth M. Roberts                   Director
------------------------------------
Kenneth M. Roberts


/s/ Sandra F. Rorem                      Director
------------------------------------
Sandra F. Rorem


/s/ Dean D. Thornton                     Director
------------------------------------
Dean D. Thornton