Form 10-Q
period 1998-07-31
FLOW INTERNATIONAL CORP
filed 1998-09-11
CIK 713002

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C. 20549

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended July 31, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No__

The number of shares outstanding of common stock, as of September 3, 1998:
14,949,156 shares

                           FLOW INTERNATIONAL CORPORATION
                                       INDEX


                                                                         Page
                                                                         -----
Part I - FINANCIAL INFORMATION

     Item 1.  Condensed Consolidated Financial Statements

          Consolidated Balance Sheets -
            July 31, 1998 and April 30, 1998 . . . . . . . . . . . . . . .  3

          Consolidated Statements of Operations -
            Three Months Ended July 31, 1998 and 1997. . . . . . . . . . .  4

          Condensed Consolidated Statements of Cash Flows -
            Three Months Ended July 31, 1998 and 1997. . . . . . . . . . .  5

          Consolidated Statements of Comprehensive Operations -
            Three Months Ended July 31, 1998 and 1997. . . . . . . . . . .  6

          Notes to Condensed Consolidated Financial Statements . . . . . .  7

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations. . . . . . . .  8

Part II - OTHER INFORMATION

     Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . 13

     Item 2.  Changes in Securities. . . . . . . . . . . . . . . . . . . . 13

     Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . . . . 13

     Item 4.  Submission of Matters to a Vote
              of Security Holders. . . . . . . . . . . . . . . . . . . . . 13

     Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . . 13

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . 13

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

                           FLOW INTERNATIONAL CORPORATION
                            CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share amounts)



                                                                   July 31,      April 30,
                                                                     1998          1998
                                                                  -----------    --------
                                                                  (unaudited)
                                   ASSETS

Current Assets:
  Cash                                                             $  1,550       $  3,006
  Trade Accounts Receivable, less allowances
    for doubtful accounts of $632 and $699, respectively             38,572         37,359
  Inventories                                                        39,802         36,976
  Deferred Income Taxes                                               2,493          2,493
  Other Current Assets                                                6,654          7,846
                                                                   --------       --------
Total Current Assets                                                 89,071         87,680
Property and Equipment, net                                          12,428         11,992
Intangible Assets, net of accumulated
  amortization of $5,879 and $5,546, respectively                    16,228         16,561
Deferred Income Taxes                                                 1,562          1,562
Other Assets                                                          2,567          3,386
                                                                   --------       --------
                                                                   $121,856       $121,181
                                                                   --------       --------
                                                                   --------       --------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes Payable                                                     $ 1,010        $ 1,450
  Current Portion of Long-Term Obligations                            5,418          5,455
  Accounts Payable                                                   10,165         11,338
  Accrued Payroll and Related Liabilities                             3,517          5,428
  Other Accrued Taxes                                                   435            374
  Other Accrued Liabilities                                           3,620          3,772
                                                                   --------       --------
Total Current Liabilities                                            24,165         27,817
Long-Term Obligations                                                35,209         32,076
Minority Interest                                                        68             93

Shareholders' Equity:
  Series A 8% Convertible Preferred Stock -
    $.01 par value, $500 liquidation preference, 1,000,000 shares authorized, 0 issued
  Common Stock - $.01 par value, 20,000,000 shares authorized
    15,329,706 and 14,948,889 shares issued and outstanding,
    respectively, at July 31, 1998
    15,227,725 and 14,846,908 shares issued and outstanding,
    respectively, at April 30, 1998                                     153            152
  Capital in Excess of Par                                           41,742         41,030
  Retained Earnings                                                  25,865         24,069
  Treasury Common Stock of 380,817 shares at cost                    (1,429)        (1,429)
  Cumulative Translation Adjustment                                  (3,212)        (2,286)
  Unrealized Loss on Equity Securities Available For Sale              (705)          (341)
                                                                   --------       --------
Total Stockholders' Equity                                           62,414         61,195
                                                                   --------       --------
                                                                   $121,856       $121,181
                                                                   --------       --------
                                                                   --------       --------

                      See Accompanying Notes to Condensed
                       Consolidated Financial Statements

                           FLOW INTERNATIONAL CORPORATION
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                 (unaudited, in thousands, except per share data)


                                                                     Three Months Ended
                                                                          July 31,
                                                                    ---------------------
                                                                     1998          1997
Revenue:
  Sales                                                             $36,422       $37,446
  Services                                                                          6,423
  Rentals                                                                           3,645
                                                                    -------       -------
Total Revenues                                                       36,422        47,514

Cost of Sales:
  Sales                                                              20,587        22,468
  Services                                                                          5,887
  Rentals                                                                           1,099
                                                                    -------       -------
Total Cost of Sales                                                  20,587        29,454
                                                                    -------       -------
Gross Profit                                                         15,835        18,060

Expenses:
  Marketing                                                           5,734         6,895
  Research and Engineering                                            3,059         2,500
  General and Administrative                                          3,721         4,160
  Restructuring                                                                     4,910
                                                                    -------       -------
                                                                     12,514        18,465
                                                                    -------       -------

Operating Income (Loss)                                               3,321          (405)

Interest and Other Expense, net                                        (718)       (1,055)
                                                                    -------       -------

Income (Loss) Before Provision for Income Taxes                       2,603        (1,460)

Provision (Benefit) for Income Taxes                                    807          (511)
                                                                    -------       -------

Net Income (Loss)                                                   $ 1,796       $  (949)
                                                                    -------       -------
                                                                    -------       -------

Basic Earnings (Loss) Per Share                                   $     .12       $  (.07)
                                                                    -------       -------
                                                                    -------       -------

Diluted Earnings (Loss) Per Share                                 $     .12       $  (.07)
                                                                    -------       -------
                                                                    -------       -------

                      See Accompanying Notes to Condensed
                       Consolidated Financial Statements

                           FLOW INTERNATIONAL CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (unaudited, in thousands)


                                                                     Three Months Ended
                                                                          July 31,
                                                                    ---------------------
                                                                     1998           1997
Cash Flows from Operating Activities:

  Net Income (Loss)                                                 $ 1,796        $  (949)
  Adjustments to Reconcile Net Income (Loss) to Cash
    Provided (Used) by Operating Activities:
    Depreciation and Amortization                                     1,074          1,186
    Restructuring provision                                                          4,910
    Increase in assets                                               (2,392)        (2,434)
    Decrease in liabilities, net of restructuring                    (3,200)          (244)
                                                                    -------        -------
  Cash (used) provided by operating activities                       (2,722)         2,469
                                                                    -------        -------

Cash Flows from Investing Activities:

  Expenditures for property and equipment                            (1,381)        (2,922)
  Payment for business combination, net of cash acquired                            (2,528)
  Other                                                                 204            135
                                                                    -------        -------
  Cash used by investing activities                                  (1,177)        (5,315)
                                                                    -------        -------

Cash Flows from Financing Activities:

  Borrowings under line of credit agreements, net                     4,418         10,345
  Payments of long-term debt                                         (1,762)           (12)
  Proceeds from issuance of common stock                                713            143
                                                                    -------        -------
  Cash provided by financing activities                               3,369         10,476
                                                                    -------        -------

Effect of exchange rate changes                                        (926)        (2,285)
                                                                    -------        -------
(Decrease) increase in cash and cash equivalents                     (1,456)         5,345
Cash and cash equivalents at beginning of period                      3,006          2,479
                                                                    -------        -------
Cash and cash equivalents at end of period                          $ 1,550        $ 7,824
                                                                    -------        -------
                                                                    -------        -------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Fair value of assets acquired                                                     $4,735
  Cash paid and stock issued for assets acquired                                    (2,818)
                                                                                   -------
  Liabilities assumed                                                               $1,917

                      See Accompanying Notes to Condensed
                       Consolidated Financial Statements

                           FLOW INTERNATIONAL CORPORATION
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                               (unaudited, in thousands)


                                                                     Three Months Ended
                                                                          July 31,
                                                                    ---------------------
                                                                      1998          1997
Net Income (Loss)                                                    $1,796       $  (949)

Other Comprehensive Income, net of tax:
  Unrealized Loss on Equity Securities Available for Sale              (251)       (1,485)
  Cumulative Translation Adjustment                                    (639)          (88)
                                                                     ------       -------

Comprehensive Income (Loss)                                          $  906       $(2,522)
                                                                     ------       -------
                                                                     ------       -------

                      See Accompanying Notes to Condensed
                       Consolidated Financial Statements

                           FLOW INTERNATIONAL CORPORATION
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      For the Three Months Ended July 31, 1998
                                    (unaudited)

1. In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, statements of operations, cash flows and comprehensive operations for the interim periods presented. These interim financial statements should be read in conjunction with the April 30, 1998 consolidated financial statements.

2. Basic earnings per share represents net income available to common stockholders divided by the weighted average number of shares outstanding during the period. Diluted earnings per share represents net income available to common stockholders divided by the weighted average number of shares outstanding including the potentially dilutive impact of stock options, where appropriate.

     Basic shares outstanding for the three months ended July 31, 1998 and 1997 were 14,898,000 and 14,560,000, respectively. Diluted shares outstanding for the three months ended July 31, 1998 and 1997 were 15,347,000 and 14,560,000, respectively.

3.   Inventories consist of the following:
     (in thousands)

                                     July 31, 1998      April 30, 1998
                                     -------------      --------------
     Raw Materials and Parts            $22,614             $21,090
     Work in Process                      9,795               9,312
     Finished Goods                       7,393               6,574
                                        -------             -------
                                        $39,802             $36,976

                           FLOW INTERNATIONAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 1998 AND 1997

     THE RESULTS OF OPERATIONS FOR THE FIRST QUARTER OF FISCAL 1999 FOR FLOW INTERNATIONAL CORPORATION ("FLOW" OR THE "COMPANY") INCLUDE ONLY THE CORE ULTRAHIGH-PRESSURE ("UHP") OPERATIONS, WHILE THE PRIOR YEAR QUARTER INCLUDES THE ACCESS AND SERVICES OPERATIONS IN ADDITION TO THE UHP OPERATIONS. The Access and Services operations were sold during the second quarter of fiscal 1998. Associated with this sale, the Company recorded a $4.9 million restructuring provision during the first quarter of fiscal 1998 to write down the assets sold to net realizable value as well as provide for probable future obligations associated with the sale. This charge is included as a separate component of operating expenses in the accompanying Consolidated Statements of Operations.

     Given this significant disposition of operations during fiscal year 1998, two separate Results of Operations reviews have been provided. The "UHP RESULTS OF OPERATIONS ANALYSIS" provides a review of the UHP operations for the three month period ended July 31, 1998 and 1997 and the "ACCESS AND SERVICES OPERATIONS ANALYSIS" reviews the results of operations for Access and Services for the three month period ended July 31, 1998 and 1997.

     The following pro forma table separates the Company's Consolidated Statement of Operations into the ongoing operations (UHP) and the divested operations (Access and Services). The Access and Services results include the restructuring charge:


(In thousands)                        Quarter Ended July 31, 1998                Quarter Ended July 31, 1997
                                 -------------------------------------       ----------------------------------
                                           Access &                                    Access &
                                   UHP     Services    Consolidated            UHP     Services    Consolidated
                                 -------   --------    -------------         -------   --------    ------------
   Revenue                       $36,422   $             $36,422             $30,664   $16,850       $47,514
   Gross profit                   15,835                  15,835              12,813     5,247        18,060
   Operating expenses             12,514                  12,514              10,038     8,427        18,465
   Operating income (loss)         3,321                   3,321               2,775    (3,180)         (405)
   Interest and other exp., net     (718)                   (718)               (678)     (377)       (1,055)
   Pre-tax income (loss)           2,603                   2,603               2,097    (3,557)       (1,460)

                           FLOW INTERNATIONAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

UHP RESULTS OF OPERATIONS ANALYSIS -

     The following analysis presents a quarter over quarter comparison of the UHP operations. The following pro forma table presents the results of operations of the Company's UHP business only and excludes the divested business units:

Pro-forma, in thousands

                                                   Three months ended
                                                        July 31,
                                                  ---------------------
                                                    1998          1997
                                                  -------       -------
  Revenue                                         $36,422       $30,664
  Gross Profit                                     15,835        12,813
  Operating Expenses:
     Marketing                                      5,734         4,875
     Research & Engineering                         3,059         2,237
     General & Administrative                       3,721         2,926
                                                  -------       -------
  Total Operating Expenses                         12,514        10,038
  Operating Income                                  3,321         2,775
  Interest/other exp., net                           (718)         (678)
                                                  -------       -------
  Pre-tax income                                  $ 2,603       $ 2,097

     Revenue for the three months ended July 31, 1998 was $36.4 million, an increase of $5.8 million (19%) as compared to the prior year of $30.7 million. Geographically, revenue from North America and Europe increased 23% and 18%, respectively, compared to the prior year. Revenue from Asia decreased 3% as compared to the prior year; however, excluding the effects of exchange rate changes between periods, sales in Asia increased 12% over the prior year. Asia represented 10% of fiscal 1999 revenues as compared to 12% of revenues in the first quarter of fiscal 1998. The Company's revenue can be segregated into two primary groups, systems and consumables. In general, a system is comprised of a pump along with the robotics or articulation to move the cutting or cleaning head and may also include automation capabilities. Consumables represent parts used by the UHP systems during operation. Systems and consumables revenues of $23.3 million and $13.1 million increased 23% and 12% for the quarter, respectively over the prior year periods.

     Gross profit expressed as a percentage of revenues (gross margin rate) was 43% as compared to 42% in the prior year quarter. In general, UHP systems sales have gross margin rates less than 40% and consumable parts sales have margins in excess of 50%. As such, the gross margin rate can vary depending on the revenue mix between the various types of systems and consumable sales. The gross margin rate increased even

                           FLOW INTERNATIONAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

with a continued shift in revenue mix towards lower margin system business. This gross margin improvement reflects the benefit of lower costs on the standard system product line as a result of increased production and productivity enhancements.

     Operating expenses of $12.5 million increased $2.5 million (25%) for the quarter ended July 31, 1998, compared to the prior year. Marketing expenses increased $859,000 (18%) to $5.7 million as compared to the prior year period. Expressed as a percentage of revenue however, marketing expenses remained comparable at 16% versus the prior year. Research and engineering expense increased $822,000 (37%) to $3.1 million for the quarter. As a percent of revenue, research and engineering expenses were 8%, an increase from 7% in the prior year. This reflects the Company's continued aggressive pursuit of technological advances through increased research and engineering spending. The effect of this increase from 7% to 8% of revenues, represents an additional $400,000 in quarterly expenses, roughly $.02 per diluted share. General & administrative expense of $3.7 million increased $795,000 (27%) for the quarter as compared to the prior year period. However, general and administrative expenses expressed as a percent of revenue were the same in both the current and prior year quarter. Total operating expenses expressed as a percent of revenue were 34% for the current quarter, as compared to 33% in the prior year quarter.

     Operating income for the quarter ended July 31, 1998 was $3.3 million, an increase of $546,000 (20%) over the prior year quarter.

     First quarter fiscal 1999 interest and other expense, net of $718,000 represents an increase of $40,000 (6%) versus the prior year. Included in this net amount is $763,000 of interest expense which was comparable to the prior year.

     Based upon the expected tax position of the Company for fiscal 1999, taxes have been provided for at 31% of pre-tax income. First quarter fiscal 1998 taxes were provided for at 35% of pre-tax income; however, the net tax rate for the twelve months in fiscal 1998 was 29%. This decrease in tax rates within fiscal 1998, reflects changes between first quarter fiscal 1998 projected, and year end actual pre-tax income in various taxing jurisdictions. The increased rate of 31% in fiscal 1999 as compared to the net twelve month fiscal 1998 rate of 29% is reflective of the projected change in mix of pre-tax income to higher taxing jurisdictions. The income tax rate was lower than the statutory rate in both the current and prior year due primarily to lower foreign tax rates, benefits from the foreign sales corporation, and an ongoing review of the Company's FAS 109 valuation allowance.

                           FLOW INTERNATIONAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     Basic shares outstanding for the three months ended July 31, 1998 and 1997 were 14,898,000 and 14,560,000, respectively. Diluted shares outstanding for the three months ended July 31, 1998 and 1997 were 15,347,000 and 14,895,000, respectively.

     The Company recorded net income of $1.8 million, or $.12 per Basic and Diluted share for the three months ended July 31, 1998, compared to $1.4 million, or $.09 per Basic and Diluted share for the same prior year period.


ACCESS AND SERVICES OPERATIONS ANALYSIS -

     The Access and Services operations were sold during fiscal 1998 and thus did not have any activity during the first quarter of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The Company used $2.7 million in cash from operations during the three months ended July 31, 1998 as compared to cash generated by operating activities of $2.5 million in the prior year. The use of cash is related to the growth in inventory, as well as a reduction in trade and other liabilities. Total debt at July 31, 1998 was $41.6 million, up $2.7 million from April 30, 1998. The Company believes that the available credit facilities and working capital generated by operations, will provide sufficient resources to meet its operating and capital requirements. The Company's Credit Agreement and Private Placement require the Company to comply with certain financial covenants. As of July 31, 1998, the Company was in compliance with all such covenants.

     Gross trade receivables at July 31, 1998 increased $1.1 million (3%), from April 30, 1998. This increase is a function of a shift in revenue mix towards large system sales, as well as several large billings late in the quarter on percentage of completion projects. Days sales in gross accounts receivable can be negatively impacted by the traditionally longer payment cycle outside the United States as well as that longer payment terms are sometimes negotiated on large system orders. The Company's management does not believe these timing issues will present a material adverse impact on the Company's short-term liquidity requirements.

                           FLOW INTERNATIONAL CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     Inventories at July 31, 1998 increased $2.8 million (8%) from April 30, 1998. This increase is in both parts and finished goods. The increase reflects the continued increasing demand for the Company's products, as well as new product inventory. Certain products manufactured by Flow Robotics and Flow Automation can require an extended manufacturing period and thus impact inventory levels from period to period.

     The Company is currently converting its existing computer applications to help ensure readiness for the potential impact of the year 2000 date. Additionally, the Company is interviewing key suppliers and customers to ensure readiness on their part. Management currently estimates the project will be completed in early calendar 1999 and the associated costs will be less than $150,000.


SAFE HARBOR STATEMENT:

STATEMENTS IN THIS REPORT THAT ARE NOT STRICTLY HISTORICAL ARE "FORWARD-LOOKING" STATEMENTS WHICH SHOULD BE CONSIDERED AS SUBJECT TO THE MANY UNCERTAINTIES THAT EXIST IN THE COMPANY'S OPERATIONS AND BUSINESS ENVIRONMENT. THESE UNCERTAINTIES, WHICH INCLUDE ECONOMIC AND CURRENCY CONDITIONS, MARKET DEMAND AND PRICING, COMPETITIVE AND COST FACTORS, AND THE LIKE, ARE SET FORTH IN THE FLOW INTERNATIONAL CORPORATION FORM 10-K REPORT FOR 1998 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

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


                                  FLOW INTERNATIONAL CORPORATION


Date:     September 11, 1998      /s/ Ronald W. Tarrant
                                  --------------------------------------
                                  Ronald W. Tarrant
                                  Chairman, President and
                                  Chief Executive Officer
                                  (Principal Executive Officer)


Date:     September 11, 1998      /s/ Stephen D. Reichenbach
                                  --------------------------------------
                                  Stephen D. Reichenbach
                                  Executive Vice President and Chief
                                  Financial Officer (Principal Financial
                                  Officer and Principal Accounting Officer)