Form 10-Q
period 1998-10-31
FLOW INTERNATIONAL CORP
filed 1998-12-14
CIK 713002

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1998

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 0-12448

                         FLOW INTERNATIONAL CORPORATION

          WASHINGTON                                             91-1104842
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

The number of shares outstanding of common stock, as of December 9, 1998:
14,622,076 shares.

                         FLOW INTERNATIONAL CORPORATION
                         ------------------------------
                                      INDEX

                                                                         Page
                                                                         ----
Part I - FINANCIAL INFORMATION

    Item 1.  Condensed Consolidated Financial Statements

        Consolidated Balance Sheets -
          October 31, 1998 and April 30, 1998...........................  3

        Condensed Consolidated Statements of Income -
          Three Months Ended October 31, 1998 and 1997..................  4

        Condensed Consolidated Statements of Income -
          Six Months Ended October 31, 1998 and 1997....................  5

        Condensed Consolidated Statements of Cash Flows -
          Six Months Ended October 31, 1998 and 1997....................  6

        Consolidated Statements of Comprehensive Operations -
          Three and Six Months Ended October 31, 1998 and 1997..........  7

        Notes to Condensed Consolidated Financial Statements............  8

    Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations.................  10

Part II - OTHER INFORMATION

    Item 1.  Legal Proceedings..........................................  17

    Item 2.  Changes in Securities......................................  17

    Item 3.  Defaults Upon Senior Securities............................  17

    Item 4.  Submission of Matters to a Vote
                 of Security Holders....................................  17

    Item 5.  Other Information..........................................  17

    Item 6.  Exhibits and Reports on Form 8-K...........................  17

Signatures..............................................................  18

                         FLOW INTERNATIONAL CORPORATION
                         ------------------------------
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                                        October 31,       April 30,
                                                                                           1998              1998
                                                                                        -----------       ---------
                                                                                        (unaudited)
                    ASSETS
Current Assets:
    Cash                                                                                $   4,696         $   3,006
    Trade Accounts Receivable, less allowances
        for doubtful accounts of $703 and $699, respectively                               40,553            37,359
    Inventories                                                                            36,265            36,976
    Deferred Income Taxes                                                                   2,493             2,493
    Other Current Assets                                                                    6,391             7,846
                                                                                        ---------         ---------
Total Current Assets                                                                       90,398            87,680
Property and Equipment, net                                                                13,419            11,992
Intangible Assets, net of accumulated
    amortization of $6,212 and $5,546, respectively                                        15,895            16,561
Deferred Income Taxes                                                                       1,562             1,562
Other Assets                                                                                2,782             3,386
                                                                                        ---------         ---------
                                                                                        $ 124,056         $ 121,181
                                                                                        ---------         ---------
                                                                                        ---------         ---------

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Notes Payable                                                                       $   1,072         $   1,450
    Current Portion of Long-Term Obligations                                                5,522             5,455
    Accounts Payable                                                                        8,351            11,338
    Accrued Payroll and Related Liabilities                                                 4,230             5,428
    Other Accrued Taxes                                                                       363               374
    Other Accrued Liabilities                                                               4,594             3,772
                                                                                        ---------         ---------
Total Current Liabilities                                                                  24,132            27,817
Long-Term Obligations                                                                      37,465            32,076
Minority Interest                                                                              82                93

Stockholders' Equity:
    Series A 8% Convertible Preferred Stock - $.01 par value, $500 liquidation preference, 1,000,000 shares authorized, 0 issued
    Common Stock - $.01 par value, 20,000,000 shares authorized, 14,613,623 shares outstanding at October 31, 1998
        14,846,908 shares outstanding at April 30, 1998                                       146               148
    Capital in Excess of Par                                                               39,807            39,925
    Retained Earnings                                                                      25,300            23,749
    Cumulative Translation Adjustment                                                      (2,021)           (2,286)
    Unrealized Loss on Equity Securities Available For Sale                                  (855)             (341)
                                                                                        ---------         ---------
Total Stockholders' Equity                                                                 62,377            61,195
                                                                                        ---------         ---------
                                                                                        $ 124,056         $ 121,181
                                                                                        ---------         ---------
                                                                                        ---------         ---------

                       See Accompanying Notes to Condensed
                        Consolidated Financial Statements

                         FLOW INTERNATIONAL CORPORATION
                         ------------------------------
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (unaudited; in thousands, except per share data)

                                                            Three Months Ended
                                                                October 31,
                                                         --------------------------
                                                            1998             1997
Revenues                                                 $ 38,383          $ 35,162

Cost of Sales                                              21,455            20,476
                                                          -------           -------

Gross Profit                                               16,928            14,686

Expenses:
  Marketing                                                 6,254             5,327
  Research and Engineering                                  2,963             2,150
  General and Administrative                                3,755             3,420
                                                          -------           -------
                                                           12,972            10,897
                                                          -------           -------

Operating Income                                            3,956             3,789

Interest and Other Expense, net                              (947)           (1,014)
                                                          -------           -------

Income Before Provision for Income Taxes                    3,009             2,775

Provision for Income Taxes                                    820               971
                                                          -------           -------

Net Income                                               $  2,189          $  1,804
                                                          -------           -------
                                                          -------           -------


Basic Earnings  Per Share                                $    .15          $    .12
                                                          -------           -------
                                                          -------           -------

Diluted Earnings Per Share                               $    .15          $    .12
                                                          -------           -------
                                                          -------           -------

                       See Accompanying Notes to Condensed
                        Consolidated Financial Statements

                         FLOW INTERNATIONAL CORPORATION
                         ------------------------------
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (unaudited; in thousands, except per share data)

                                                     Six Months Ended
                                                        October 31,
                                                  --------------------------
                                                     1998            1997 *
Revenue:
  Sales                                            $74,805          $ 72,608
  Services                                                             6,423
  Rentals                                                              3,645
                                                   -------          --------
    Total Revenues                                  74,805            82,676

Cost of Sales:
  Sales                                             42,042            42,944
  Services                                                             5,887
  Rentals                                                              1,099
                                                   -------          --------
    Total Cost of Sales                             42,042            49,930
                                                   -------          --------

Gross Profit                                        32,763            32,746

Expenses:
  Marketing                                         11,988            12,222
  Research and Engineering                           6,022             4,650
  General and Administrative                         7,476             7,580
  Restructuring (Note 3)                                               4,910
                                                   -------          --------
                                                    25,486            29,362
                                                   -------          --------

Operating Income                                     7,277             3,384

Interest and Other Expense, net                     (1,665)           (2,069)
                                                   -------          --------

Income Before Provision for Income Taxes             5,612             1,315

Provision for Income Taxes                           1,627               460
                                                   -------          --------

Net Income                                         $ 3,985           $   855
                                                   -------          --------
                                                   -------          --------


Basic Earnings  Per Share                          $   .27           $   .06
                                                   -------          --------
                                                   -------          --------

Diluted Earnings Per Share                         $   .26           $   .06
                                                   -------          --------
                                                   -------          --------

* See Note 3 which describes the disposition of certain business units during fiscal 1998


                       See Accompanying Notes to Condensed
                        Consolidated Financial Statements

                         FLOW INTERNATIONAL CORPORATION
                         ------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited; in thousands)

                                                                     Six Months Ended
                                                                        October 31,
                                                                  -------------------------
                                                                   1998             1997 *
Cash Flows from Operating Activities:

    Net Income                                                    $ 3,985          $    855
    Adjustments to Reconcile Net Income to Cash
        Provided (Used) by Operating Activities:
        Depreciation and Amortization                               2,212             2,283
        Restructuring Provision                                                       4,910
        Increase in assets, net of disposition                       (424)           (7,486)
        Decrease in liabilities, net of disposition                (3,385)           (1,294)
                                                                  -------          --------
    Cash provided (used) by operating activities                    2,388              (732)
                                                                  -------          --------

Cash Flows from Investing Activities:

    Expenditures for property and equipment                        (3,066)           (3,820)
    Payment for business combination, net of cash acquired                           (2,528)
    Other                                                            (421)               61
                                                                  -------          --------
    Cash used by investing activities                              (3,487)           (6,287)
                                                                  -------          --------

Cash Flows from Financing Activities:

    Borrowings under line of credit agreements, net                 7,104             9,833
    Payments of long-term debt                                     (2,026)             (649)
    Proceeds from issuance of common stock                            713             1,154
    Purchase of Flow common stock                                  (3,267)
                                                                  -------          --------
    Cash provided by financing activities                           2,524            10,338
                                                                  -------          --------

Effect of exchange rate changes                                       265            (2,183)
                                                                  -------          --------
Increase in cash and cash equivalents                               1,690             1,136
Cash and cash equivalents at beginning of period                    3,006             2,479
                                                                  -------          --------
Cash and cash equivalents at end of period                        $ 4,696          $  3,615
                                                                  -------          --------
                                                                  -------          --------


Supplemental Disclosures of Cash Flow Information

    Fair value of assets acquired                                                  $  4,735
        Cash paid for assets acquired                                                (2,818)
                                                                                   --------
    Liabilities assumed                                                            $  1,917

* See Note 3 which describes the disposition of certain business units during fiscal 1998

                       See Accompanying Notes to Condensed
                        Consolidated Financial Statements

                         FLOW INTERNATIONAL CORPORATION
                         ------------------------------
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                            (unaudited, in thousands)

                                                                         Three Months Ended
                                                                             October 31,
                                                                      -------------------------
                                                                        1998             1997
Net Income                                                            $ 2,189           $ 1,804

Other Comprehensive Income, net of tax:
    Unrealized Loss on Equity Securities Available for Sale              (109)              (42)
    Cumulative Translation Adjustment                                     866               648
                                                                      -------           -------

Comprehensive Income                                                  $ 2,946           $ 2,410
                                                                      -------           -------
                                                                      -------           -------

                                                                           Six Months Ended
                                                                              October 31,
                                                                      -------------------------
                                                                        1998             1997
Net Income                                                            $ 3,985           $   855

Other Comprehensive Income, net of tax:
    Unrealized Loss on Equity Securities Available for Sale              (365)             (130)
    Cumulative Translation Adjustment                                     188              (837)
                                                                      -------           -------

Comprehensive Income (Loss)                                           $ 3,808           $  (112)
                                                                      -------           -------
                                                                      -------           -------

                       See Accompanying Notes to Condensed
                        Consolidated Financial Statements

                         FLOW INTERNATIONAL CORPORATION
                         ------------------------------
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   For the Six Months Ended October 31, 1998
                                  (unaudited)


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

     Basic shares outstanding for the three months ended October 31, 1998 and 1997 were 14,749,000 and 14,669,000, respectively. For the six months ended October 31, 1998 and 1997, basic shares outstanding were 14,823,000 and 14,615,000, respectively. Diluted shares outstanding for the three months ended October 31, 1998 and 1997 were 15,027,000 and 15,058,000, respectively. The diluted shares outstanding include potential dilutive common shares from employee stock options of 278,000 and 389,000 for the three months ended October 31, 1998 and 1997, respectively. For the six months ended October 31, 1998 and 1997, diluted shares outstanding were 15,194,000 and 14,951,000, respectively. The diluted shares outstanding include potential dilutive common shares from employee stock options of 371,000 and 336,000 for the six months ended October 31, 1998 and 1997, respectively.

3. Included in the six month period ended October 31, 1997 are the results of operations of the Access and Services businesses. The Company sold the assets and certain liabilities of these operations in September 1997. Associated with the sale, the Company recorded a $4.9 million charge during the first quarter of fiscal 1998 to write down the assets sold to net realizable value as well as provide for probable future obligations associated with the sale. This charge is included as a separate component of operating expenses in the accompanying Consolidated Statements of Income. At April 30, 1998 the Company had recorded an $860,000 asset valuation guarantee allowance related to the sale. At October 31, 1998 the allowance had been reduced to $353,000. During the six months ended October 31, 1998 the Company utilized the allowance for $507,000 with no other adjustments to the allowance during this period. During the six month period ended October 31, 1997 the $860,000 allowance was created and remained at $860,000 at October 31, 1997.

                         FLOW INTERNATIONAL CORPORATION
                         ------------------------------
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   For the Six Months Ended October 31, 1998
                                  (unaudited)

4. During the quarter the Company purchased 336,000 shares of its common stock for $3.3 million. Additionally during the quarter, the Company's shareholders approved the change in the state of incorporation from Delaware to Washington. Treasury Stock is not recognized under Washington state law and accordingly, Common Stock, Capital in Excess of Par and Retained Earnings have been reduced to reflect the retirement of the Treasury Stock at both October 31, 1998 and April 30, 1998.

5.   Inventories consist of the following:
     (in thousands)

                                    October 31, 1998          April 30, 1998
                                    ----------------          --------------
     Raw Materials and Parts               $20,309                $21,090
     Work in Process                         7,855                  9,312
     Finished Goods                          8,101                  6,574
                                           -------                -------
                                           $36,265                $36,976

                         FLOW INTERNATIONAL CORPORATION
                         ------------------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         THE RESULTS OF OPERATIONS FOR THREE OF THE FIRST SIX MONTHS OF THE PREVIOUS FISCAL YEAR, FISCAL 1998, FOR FLOW INTERNATIONAL CORPORATION ("FLOW" OR THE "COMPANY"), ALSO INCLUDE THE ACCESS AND SERVICES OPERATIONS IN ADDITION TO THE ULTRAHIGH-PRESSURE ("UHP") OPERATIONS. THE NON-CORE ACCESS AND SERVICES OPERATIONS WERE SOLD DURING THE SECOND QUARTER OF FISCAL 1998. Associated with this sale, the Company recorded a $4.9 million restructuring provision during the first quarter of fiscal 1998 to write down the assets sold to net realizable value as well as provide for probable future obligations associated with the sale. This charge is included as a separate component of operating expenses in the accompanying Consolidated Statements of Income.

         Given this disposition of operations during fiscal year 1998, two separate Results of Operations reviews have been provided. The "UHP RESULTS OF OPERATIONS ANALYSIS" provides a review of the on-going UHP operations for the three and six month periods ended October 31, 1998 and 1997 and the "ACCESS AND SERVICES OPERATIONS ANALYSIS" which reviews the results of operations for Access and Services for the six month period ended October 31, 1998 and 1997.

         The following pro forma table separates the Company's Consolidated Statement of Income for the six month period ending October 31, 1998 and 1997 into the ongoing operations (UHP) and the divested operations (Access and Services). The three month periods ended October 31, 1998 and 1997 as presented on the Consolidated Statement of Income include only the UHP operations. The Access and Services results include the restructuring charge:


(In thousands)                                              Six Months Ended October 31,
                                -----------------------------------------------------------------------------------
                                                   1998                                         1997
                                --------------------------------------       --------------------------------------
                                               Access &                                     Access &
                                     UHP       Services   Consolidated            UHP       Services   Consolidated
                                --------------------------------------       --------------------------------------
Revenue                         $ 74,805                      $ 74,805       $ 65,826       $ 16,850       $ 82,676
Gross Profit                      32,763                        32,763         27,499          5,247         32,746
Operating Expenses:
  Marketing                       11,988                        11,988         10,202          2,020         12,222
  Research and Engineering         6,022                         6,022          4,387            263          4,650
  General and Administrative       7,476                         7,476          6,346          1,234          7,580
  Restructuring                                                                                4,910          4,910
                                --------                      --------       --------       --------       --------
Total Operating Expenses          25,486                        25,486         20,935          8,427         29,362
Operating Income (Loss)            7,277                         7,277          6,564         (3,180)         3,384
Interest and Other Exp., net      (1,665)                       (1,665)        (1,692)          (377)        (2,069)
Pre-tax Income (Loss)           $  5,612                      $  5,612       $  4,872       $ (3,557)      $  1,315

                         FLOW INTERNATIONAL CORPORATION
                         ------------------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


UHP RESULTS OF OPERATIONS ANALYSIS -

         Revenues for the three months ended October 31, 1998 were $38.4 million, an increase of $3.2 million (9%) as compared to the prior year quarter of $35.2 million. For the six month period ended October 31, 1998 revenues increased $9 million (14%) to $74.8 million as compared to $65.8 million in the prior year. Geographically, domestic revenue for the three months ended October 31, 1998 increased 18% and European revenue increased 23% compared to the prior year. Quarterly revenue from Asia decreased 14% as compared to the prior year; however, excluding the effects of exchange rate changes between periods, sales in Asia increased 2% over the prior year. For the six months ended October 31, 1998, domestic and European revenues increased 24% and 21%, respectively, as compared to the prior year period. Asian revenues, which represent 10% of year to date fiscal 1999 revenues, were down 10% versus fiscal 1998. The Company's revenues can be segregated into systems sales and consumables sales. In general a system sale is comprised of a pump along with the robotics or articulation to move the cutting head. Consumables represent parts used during the operation. Systems revenues for the quarter were comparable with the prior year, but have increased 10% on a year to date basis. Consumables revenues increased 31% and 21% for the three and six months ended October 31, 1998, respectively, over the prior year periods.

         Gross profit expressed as a percentage of revenues (gross margin rate) was 44% for both the quarter and year to date as compared to 42% in the prior year periods. Comparison of gross margin rates is dependent on the mix of sales revenue types, which includes special system, standard system and consumables sales. Systems typically carry lower gross margin rates than the Company's consumable parts. Additionally, special systems are generally custom designed and carry lower margins than the Company's standard systems such as the Bengal, Flying Bridge and A-series. The gross margin rate increase in both the quarter and year was primarily due to a higher percentage of consumables and standard systems sales relative to special systems sales versus the prior year periods.

                         FLOW INTERNATIONAL CORPORATION
                         ------------------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

         Operating expenses of $13 million increased $2.1 million (19%) for the quarter ended October 31, 1998, compared to the prior year and were $25.5 million, up $4.6 million (22%) for the six months ended October 31, 1998 versus the prior year period. Marketing expenses increased $927,000 (17%) and $1.8 million (18%) for the three and six month periods ended October 31, 1998, respectively as compared to the prior year periods. Expressed as a percentage of revenue marketing expenses increased to 16% versus 15% in the prior year periods. Research and engineering expense increased $813,000 (38%) and $1.6 million (37%) for the three and six month periods ended October 31, 1998, respectively, as compared to the prior year periods. This reflects the Company's continued aggressive pursuit of technological advances through increased research and engineering spending. As a percentage of revenues, research and engineering was 8% for both the three and six month periods ended October 31, 1998 as compared to 6% of revenues for the second quarter of fiscal 1998 and 7% of revenues for the year to date period last year. The effect of this increased percentage of revenue, represents an additional $600,000 in quarterly expenses or roughly $.03 per diluted share expense and $1 million in year to date expenses or $.05 per diluted share expense. General & administrative expense increased $335,000 (10%) and $1.1 million (18%), respectively, as compared to the prior year periods. However general and administrative expenses expressed as a percent of revenue were the same in both the current and prior year quarter at 10%.

         Operating income for the quarter ended October 31, 1998 was $4 million, an increase of $167,000 (4%) over the prior year quarter. For the year, operating income was $7.3 million, an improvement of 11% over the like period in the prior year.

         Second quarter fiscal 1999 interest and other expense, net of $947,000 represents a decrease of $67,000 (7%) compared to the prior year. The current quarter includes $836,000 of interest expense, a decrease of $122,000 versus the prior year period. The $111,000 of other expense, net, in the quarter represents an increase of $55,000 over last year. Year-to-date, interest expense has decreased $132,000 to $1.6 million, while other expense, net, was $66,000 versus other income, net, of $39,000 in the same period in fiscal 1998.

         Based upon the expected tax position of the Company for fiscal 1999, year to date taxes have been provided for at 29% of pre-tax income. Year to date fiscal 1998 taxes were provided for at 35% of pre-tax income; however, the net tax rate for the twelve months in fiscal 1998 was 29%. The income tax rate was lower than the statutory rate in both the current and prior year due primarily to lower foreign tax rates, various tax credits, benefits from the foreign sales corporation, and an ongoing review of the Company's FAS 109 valuation allowance.

                         FLOW INTERNATIONAL CORPORATION
                         ------------------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

         Basic shares outstanding for the three months ended October 31, 1998 and 1997 were 14,749,000 and 14,669,000, respectively. For the six months ended October 31, 1998 and 1997, basic shares outstanding were 14,823,000 and 14,615,000, respectively. Diluted shares outstanding for the three months ended October 31, 1998 and 1997 were 15,027,000 and 15,058,000, respectively. The diluted shares outstanding include potential dilutive common shares from employee stock options of 278,000 and 389,000 for the three months ended October 31, 1998 and 1997, respectively. For the six months ended October 31, 1998 and 1997, diluted shares outstanding were 15,194,000 and 14,951,000, respectively. The diluted shares outstanding include potential dilutive common shares from employee stock options of 371,000 and 336,000 for the six months ended October 31, 1998 and 1997, respectively.

         The Company recorded net income of $2.2 million, or $.15 per Basic and Diluted share for the three months ended October 31, 1998, compared to $1.8 million, or $.12 per Basic and Diluted share for the same prior year period. Year to date, the Company recorded $4 million or $.27 per Basic and $.26 per Diluted share as compared to $3.2 million or $.22 per Basic and $.21 per Diluted share in fiscal 1998.

ACCESS AND SERVICES OPERATIONS ANALYSIS -

         The Access and Services operations were sold during fiscal 1998 and thus did not have any activity during fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Company generated $2.4 million from operations for the six months ended October 31, 1998 compared to a use of $732,000 in its operating activities during the six months ended October 31, 1997. Total debt, net of cash, at October 31, 1998 was $39.4 million, up $3.4 million (9%) from April 30, 1998. During the second quarter of fiscal 1998 the Company repurchased 336,000 shares of the Company's stock for $3.3 million. The Company believes that the available credit facilities and working capital generated by operations, will provide sufficient resources to meet its operating and capital requirements. The Company's Credit Agreement and Private Placement require the Company to comply with certain financial covenants. As of October 31, 1998, the Company was in compliance with all such covenants.

                         FLOW INTERNATIONAL CORPORATION
                         ------------------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

         Gross trade receivables at October 31, 1998 increased $3.2 million (8%), from April 30, 1998. Days sales in gross accounts receivable can be negatively impacted by the traditionally longer payment cycle outside the United States as well as timing of payments on large special system orders. The Company's management does not believe these timing issues will present a material adverse impact on the Company's short-term liquidity requirements.

         Inventories at October 31, 1998 decreased $711,000 (2%) from April 30, 1998. This decrease includes the sale of approximately $3.8 million of Access and Services inventory, at cost, to SafeWorks LLC, the purchasers of the businesses. The Company had provided manufacturing services for the past year as provided for in the purchase agreement. This agreement terminated in August 1998 and the remaining inventory was sold at cost. UHP inventory has increased $3.1 million since April 30, 1998. The increase reflects the continued increasing demand for the Company's products, as well as new product inventory such as "Fresher Under Pressure"(TM) inventory. Certain products manufactured by Flow Robotics and Flow Automation can require an extended manufacturing period and thus impact inventory levels from period to period.

Year 2000 Issues and Conversion:

Background: Some computers, software, and other equipment include programming code that limits the "year" field to two digits. Thus, these systems could fail in the year 2000 in the event that the last two digits "00" are interpreted to mean the year 1900. For this reason in fiscal 1998 the Company began a conversion process to ensure that its systems would not be affected by such a failure.

Assessment: The Year 2000 issues could affect computers, software, and other equipment used, or maintained by the Company. The Company has reviewed its internal computer programs and systems to determine if the programs and systems are Year 2000 ready. The Company believes that its computer systems will be year 2000 ready in a timely manner. To date, the Company has converted its primary internal computer to Year 2000 compliant software and hardware and is currently upgrading the internal computer systems of its subsidiaries.

The estimated costs of these efforts are $250,000 and are not expected to have a material affect on the Company's results. There can, however, be no assurance to this effect. To date, no other Information Technology projects that have a material effect on the Company's operations have been deferred.

                         FLOW INTERNATIONAL CORPORATION
                         ------------------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Software Sold to Customers: The Company develops its own proprietary software which controls the functions of some of its machines. The Company also sells software or other electronic control devices purchased from third party vendors. The Company believes that it has substantially identified and resolved all potential Year 2000 issues with any of its software products. However, the Company believes that it is not possible to determine with complete certainty that its products are entirely Year 2000 ready. As with most software, it is dependent upon hardware and other operating systems that are provided by third party vendors not under the Company's control.

Internal Infrastructure: The Company is in the process of reviewing all of its equipment that is used in the receiving, manufacturing, and shipping of its products as well at its copiers, fax machines, elevators, telephone systems and other equipment used to maintain daily operations. To date, the Company has not identified any material issues that would affect its ongoing operations. The Company has substantially completed its review of these systems and does not expect any required modifications to have a material adverse effect on its future financial results. However, the Company is continuing to monitor the process and this estimate will be revised if additional material information is discovered.

Suppliers: The Company initiated communication with all of its critical suppliers in April 1998 by mailing questionnaires designed to determine the Year 2000 readiness of the supplier's business systems. The Company is in the process of reviewing supplier responses. Based upon responses to date, the Company believes that its critical suppliers will be Year 2000 compliant and does not currently expect any adverse effects on its daily operations. While the Company does not expect any material adverse effects, the Company can provide no assurance that these suppliers will resolve all of their Year 2000 issues on a timely basis. The Company will continue to monitor this process and revise its expectations as needed.

Risks: While the Company is taking steps in all areas discussed above, there can be no assurance that all Year 2000 issues will be entirely resolved. Due to this inherent uncertainty, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, there could be interruptions or failures that would materially impact receiving, manufacturing, and other normal business operations. The Year 2000 Project is expected to significantly reduce the potential of any such material adverse effects. Further, the Year 2000 Project includes the development of contingency plans for those systems that are critical to daily operations. These contingency plans are in process and are expected to be complete by Fall 1999.

                         FLOW INTERNATIONAL CORPORATION
                         ------------------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Readers are cautioned that the forward-looking statements contained in the Year 2000 Issues and Conversion should be read in conjunction with the Company's disclosures under the heading: "Safe Harbor Statement'.





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

                         FLOW INTERNATIONAL CORPORATION
                         ------------------------------


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

                  None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

                  None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its 1998 Annual Meeting of Stockholders on August 26, 1998. At the meeting three directors, Ron D. Barbaro, Arlen I. Prentice and J. Michael Ribaudo were elected to three-year terms ending with the 2001 Annual Meeting of Stockholders receiving, respectively, 14,206,495, 14,198,427, and 14,197,638 votes in favor and 192,998, 201,066 and 201,855 votes withheld. A proposal to approve the change of the Company's state of incorporation from Delaware to Washington received 10,299,406 votes for approval, 1,245,525 votes against and 148,068 shares abstained.

Item 5.  OTHER INFORMATION

                  None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits - None


                  (b)      Reports on Form 8-K - None

                         FLOW INTERNATIONAL CORPORATION
                         ------------------------------
                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FLOW INTERNATIONAL CORPORATION


Date:    December 11, 1998          /s/ Ronald W. Tarrant
                                    ---------------------
                                    Ronald W. Tarrant
                                    Chairman, President and
                                    Chief Executive Officer
                                    (Principal Executive Officer)


Date:    December 11, 1998          /s/ Stephen D. Reichenbach
                                    --------------------------
                                    Stephen D. Reichenbach
                                    Executive Vice President, Chief
                                    Financial Officer (Principal Financial
                                    Officer and Principal Accounting Officer)