Form 10-Q
period 1999-01-31
FLOW INTERNATIONAL CORP
filed 1999-03-11
CIK 713002

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1999

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

The number of shares outstanding of common stock, as of March 9, 1999:
14,641,586 shares.

                         FLOW INTERNATIONAL CORPORATION
                                      INDEX



                                                                           PAGE
                                                                           ----

Part I--FINANCIAL INFORMATION

    Item 1.  Condensed Consolidated Financial Statements

        Consolidated Balance Sheets -
          January 31, 1999 and April 30, 1998..............................  3

        Condensed Consolidated Statements of Income -
          Three Months Ended January 31, 1999 and 1998.....................  4

        Condensed Consolidated Statements of Income -
          Nine Months Ended January 31, 1999 and 1998......................  5

        Condensed Consolidated Statements of Cash Flows -
          Nine Months Ended January 31, 1999 and 1998......................  6

        Consolidated Statements of Comprehensive Income -
          Three and Nine Months Ended January 31, 1999 and 1998............  7

        Notes to Condensed Consolidated Financial Statements...............  8

    Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations....................  10

Part II - OTHER INFORMATION

    Item 1.  Legal Proceedings.............................................  17

    Item 2.  Changes in Securities.........................................  17

    Item 3.  Defaults Upon Senior Securities...............................  17

    Item 4.  Submission of Matters to a Vote
                 of Security Holders.......................................  17

    Item 5.  Other Information.............................................  17

    Item 6.  Exhibits and Reports on Form 8-K..............................  17

Signatures.................................................................  18


                         FLOW INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)


                                                                                      January 31,          April 30,
                                                                                         1999                1998
                                                                                      -----------          ---------
                                                                                      (unaudited)
     ASSETS
Current Assets:
    Cash                                                                                $   3,709         $   3,006
    Trade Accounts Receivable, less allowances
        for doubtful accounts of $745 and $699, respectively                               39,338            37,359
    Inventories                                                                            39,060            36,976
    Deferred Income Taxes                                                                   2,493             2,493
    Other Current Assets                                                                    5,907             7,846
                                                                                        ---------         ---------
Total Current Assets                                                                       90,507            87,680
Property and Equipment, net                                                                15,593            11,992
Intangible Assets, net of accumulated
    amortization of $6,545 and $5,546, respectively                                        15,562            16,561
Deferred Income Taxes                                                                       1,562             1,562
Other Assets                                                                                3,090             3,386
                                                                                        ---------         ---------
                                                                                         $126,314          $121,181
                                                                                        ---------         ---------
                                                                                        ---------         ---------

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Notes Payable                                                                         $ 1,013           $ 1,450
    Current Portion of Long-Term Obligations                                                4,331             5,455
    Accounts Payable                                                                        7,583            11,338
    Accrued Payroll and Related Liabilities                                                 3,425             5,428
    Other Accrued Taxes                                                                       510               374
    Other Accrued Liabilities                                                               5,389             3,772
                                                                                        ---------         ---------
Total Current Liabilities                                                                  22,251            27,817
Long-Term Obligations                                                                      40,710            32,076
Minority Interest                                                                              84                93

Stockholders' Equity:
    Series A 8% Convertible Preferred Stock - $.01 par value, $500 liquidation preference, 1,000,000 shares authorized, 0 issued
    Common Stock - $.01 par value, 20,000,000 shares authorized,
        14,641,586 shares outstanding at January 31, 1999
        14,846,908 shares outstanding at April 30, 1998                                       146               148
    Capital in Excess of Par                                                               39,944            39,925
    Retained Earnings                                                                      26,743            23,749
    Cumulative Translation Adjustment                                                      (2,814)           (2,286)
    Unrealized Loss on Equity Securities Available For Sale                                  (750)             (341)
                                                                                        ---------         ---------
Total Stockholders' Equity                                                                 63,269            61,195
                                                                                        ---------         ---------
                                                                                         $126,314          $121,181
                                                                                        ---------         ---------
                                                                                        ---------         ---------


                       See Accompanying Notes to Condensed
                        Consolidated Financial Statements

                         FLOW INTERNATIONAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (unaudited; in thousands, except per share data)


                                                                                              Three Months Ended
                                                                                                 January 31,
                                                                                         -------------------------
                                                                                            1999              1998
                                                                                            ----              ----

Revenue                                                                                  $ 33,554          $ 34,463

Cost of Sales                                                                              17,969            19,996
                                                                                         --------          --------

Gross Profit                                                                               15,585            14,467

Expenses:
  Marketing                                                                                 5,885             5,175
  Research and Engineering                                                                  3,131             2,613
  General and Administrative                                                                3,535             3,342
                                                                                         --------          --------
                                                                                           12,551            11,130
                                                                                         --------          --------

Operating Income                                                                            3,034             3,337

Interest and Other Expense, net                                                            (1,029)             (553)
                                                                                         --------          --------

Income Before Provision for Income Taxes                                                    2,005             2,784

Provision for Income Taxes                                                                    562               974
                                                                                         --------          --------

Net Income                                                                               $  1,443          $  1,810
                                                                                         --------          --------
                                                                                         --------          --------


Basic Earnings  Per Share                                                                $    .10          $    .12
                                                                                         --------          --------
                                                                                         --------          --------

Diluted Earnings Per Share                                                               $    .10          $    .12
                                                                                         --------          --------
                                                                                         --------          --------




                       See Accompanying Notes to Condensed
                        Consolidated Financial Statements

                         FLOW INTERNATIONAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (unaudited; in thousands, except per share data)


                                                                                             Nine Months Ended
                                                                                                 January 31,
                                                                                         -------------------------
                                                                                           1999              1998*
                                                                                           ----              ----

Revenue:
  Sales                                                                                  $108,359          $107,071
  Services                                                                                                    6,423
  Rentals                                                                                                     3,645
                                                                                         --------          --------
    Total Revenue                                                                         108,359           117,139

Cost of Sales:
  Sales                                                                                    60,011            62,940
  Services                                                                                                    5,887
  Rentals                                                                                                     1,099
                                                                                         --------          --------
    Total Cost of Sales                                                                    60,011            69,926
                                                                                         --------          --------

Gross Profit                                                                               48,348            47,213

Expenses:
  Marketing                                                                                17,873            17,397
  Research and Engineering                                                                  9,153             7,263
  General and Administrative                                                               11,011            10,922
  Restructuring (Note 3)                                                                                      4,910
                                                                                         --------          --------
                                                                                           38,037            40,492
                                                                                         --------          --------

Operating Income                                                                           10,311             6,721

Interest and Other Expense, net                                                            (2,694)           (2,622)
                                                                                         --------          --------

Income Before Provision for Income Taxes                                                    7,617             4,099

Provision for Income Taxes                                                                  2,189             1,434
                                                                                         --------          --------

Net Income                                                                                $ 5,428          $  2,665
                                                                                         --------          --------
                                                                                         --------          --------

Basic Earnings  Per Share                                                                 $   .37          $    .18
                                                                                         --------          --------
                                                                                         --------          --------

Diluted Earnings Per Share                                                                $   .36          $    .18
                                                                                         --------          --------
                                                                                         --------          --------



* See Note 3 which describes the disposition of certain business units during fiscal 1998


                       See Accompanying Notes to Condensed
                        Consolidated Financial Statements

                         FLOW INTERNATIONAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited; in thousands)


                                                                                            Nine Months Ended
                                                                                               January 31,
                                                                                         -------------------------
                                                                                           1999            1998*
                                                                                           ----            ----
Cash Flows from Operating Activities:

    Net Income                                                                          $  5,428        $  2,665
    Adjustments to Reconcile Net Income to Cash
        Provided (Used) by Operating Activities:
        Depreciation and Amortization                                                      3,402           3,212
        Restructuring Provision                                                                            4,910
        Other                                                                                114
        Increase in assets, net of disposition                                            (2,237)         (9,005)
        Decrease in liabilities, net of disposition                                       (4,014)           (882)
                                                                                        --------        --------
    Cash provided by operating activities                                                  2,693             900
                                                                                        --------        --------

Cash Flows from Investing Activities:

    Expenditures for property and equipment                                               (6,118)         (4,566)
    Payment for business combination, net of cash acquired                                                (2,528)
    Other                                                                                                   (147)
                                                                                        --------        --------
    Cash used by investing activities                                                     (6,118)         (7,241)
                                                                                        --------        --------

Cash Flows from Financing Activities:

    Borrowings under line of credit agreements, net                                        9,807          10,070
    Payments of long-term debt                                                            (2,734)         (1,286)
    Proceeds from issuance of common stock                                                   850           1,627
    Purchase of Flow common stock                                                         (3,267)             -
                                                                                        --------        --------
    Cash provided by financing activities                                                  4,656          10,411
                                                                                        --------        --------

Effect of exchange rate changes                                                             (528)         (3,224)
                                                                                        --------        --------
Increase in cash and cash equivalents                                                        703             846
Cash and cash equivalents at beginning of period                                           3,006           2,479
                                                                                        --------        --------
Cash and cash equivalents at end of period                                              $  3,709        $  3,325
                                                                                        --------        --------
                                                                                        --------        --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    Fair value of assets acquired                                                                       $  4,735
      Cash paid for assets acquired                                                                       (2,818)
    Liabilities assumed                                                                                   $1,917



* See Note 3 which describes the disposition of certain business units during fiscal 1998



                       See Accompanying Notes to Condensed
                        Consolidated Financial Statements

                         FLOW INTERNATIONAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (unaudited, in thousands)


                                                                                        Three Months Ended
                                                                                            January 31,
                                                                                       --------------------
                                                                                       1999            1998
                                                                                       ----            ----
Net Income                                                                           $ 1,443         $ 1,810

Other Comprehensive Income:
    Unrealized Loss on Equity Securities Available for Sale                              105            (270)
    Cumulative Translation Adjustment                                                   (793)         (1,041)
                                                                                     -------         -------

Comprehensive Income                                                                 $   755         $   499
                                                                                     -------         -------
                                                                                     -------         -------


                                                                                       Nine Months Ended
                                                                                            January 31,
                                                                                       --------------------
                                                                                       1999            1998
                                                                                       ----            ----
Net Income                                                                           $ 5,428         $ 2,665

Other Comprehensive Income:
    Unrealized Loss on Equity Securities Available for Sale                             (409)           (470)
    Cumulative Translation Adjustment                                                   (528)         (2,329)
                                                                                     -------         -------

Comprehensive Income (Loss)                                                          $ 4,491         $  (134)
                                                                                     -------         -------
                                                                                     -------         -------


                       See Accompanying Notes to Condensed
                        Consolidated Financial Statements

                         FLOW INTERNATIONAL CORPORATION
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      For the Nine Months Ended January 31, 1999
                                   (unaudited)


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

         Basic shares outstanding for the three months ended January 31, 1999 and 1998 were 14,623,000 and 14,784,000, respectively. For the nine months ended January 31, 1999 and 1998, basic shares outstanding were 14,757,000 and 14,671,000, respectively. Diluted shares outstanding for the three months ended January 31, 1999 and 1998 were 14,957,000 and 15,133,000, respectively. The diluted shares outstanding include potential dilutive common shares from employee stock options of 334,000 and 349,000 for the three months ended January 31, 1999 and 1998, respectively. For the nine months ended January 31, 1999 and 1998, diluted shares outstanding were 15,110,000 and 15,003,000, respectively. The diluted shares outstanding include potential dilutive common shares from employee stock options of 353,000 and 332,000 for the nine months ended January 31, 1999 and 1998, respectively.

3. Included in the nine month period ended January 31, 1998 are the results of operations of the Access and Services businesses. The Company sold the assets and certain liabilities of these operations in September 1997. Associated with the sale, the Company recorded a $4.9 million charge during the first quarter of fiscal 1998 to write down the assets sold to net realizable value as well as provide for probable future obligations associated with the sale. This charge is included as a separate component of operating expenses in the accompanying Condensed Consolidated Statements of Income. The Company is party to certain legal actions related to the divested operations, none of which is believed to be material to the financial condition of the Company. At April 30, 1998 the Company had $860,000 in asset valuation guarantee reserves related to the sale. At January 31, 1999 the reserve had been reduced to $283,000. During the nine months ended January 31, 1999 the Company utilized the reserve for $577,000 with no other adjustments to the reserve during this period. During the nine month period ended January 31, 1998 the $860,000 reserve was created and remained at $860,000 on January 31, 1998.

                         FLOW INTERNATIONAL CORPORATION
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      For the Nine Months Ended January 31, 1999
                                   (unaudited)

4. During the second quarter of fiscal 1999 the Company purchased 336,000 shares of its common stock for $3.3 million. Additionally during the second quarter, the Company's shareholders approved the change in the state of incorporation from Delaware to Washington. Treasury Stock is not recognized under Washington state and accordingly, Common Stock, Capital in Excess of Par and Retained Earnings have been reduced to reflect the retirement of the Treasury Stock.

5.       Inventories consist of the following:
         (in thousands)


                                          JANUARY 31, 1999       APRIL 30, 1998
                                          ----------------       --------------

         Raw Materials and Parts              $ 22,433               $ 21,090
         Work in Process                         8,816                  9,312
         Finished Goods                          7,811                  6,574
                                             ---------              ---------
                                              $ 39,060               $ 36,976


6. In June 1998, Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities
         ("FAS 133"), was issued. This pronouncement standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the financial statements and measure them at fair value. FAS 133 is required to be adopted by the Company for the year ended April 30, 2001. Early adoption is permitted. The Company is currently reviewing the requirements of FAS 133 and assessing its impact on the Company's financial statements. The Company has not made a decision regarding the period of adoption.

                         FLOW INTERNATIONAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following pro forma table separates Flow International Corporation's ("Flow" or the "Company"), Consolidated Statements of Income for the nine months ended January 31, 1999 and 1998 into the ongoing ultrahigh-pressure ("UHP") operations and the divested operations ("Access and Services"). The non-core Access and Services operations, which were sold in September 1997, are included in the financial results for the nine months ended January 31, 1998. Associated with this sale, the Company recorded a $4.9 million restructuring provision during the first quarter of fiscal 1998 to write down the assets sold to net realizable value, as well as provide for probable future obligations associated with the sale. This charge is included as a separate component of operating expenses in the accompanying Condensed Consolidated Statements of Income. The three month periods ended January 31, 1999 and 1998 as presented on the Condensed Consolidated Statements of Income include only the UHP operations. The Access and Services results include the restructuring charge:


(In thousands)                                                      Nine Months Ended January 31,
                                           ------------------------------------------------------------------------------------
                                                          1999                                         1998
                                           ---------------------------------------      ---------------------------------------
                                                         Access &                                      Access &
                                               UHP       Services     Consolidated         UHP         Services    Consolidated
                                           ---------     --------     ------------         ---         --------    ------------
Revenue ..............................     $ 108,359                   $ 108,359        $ 100,289     $  16,850    $ 117,139

Gross profit .........................        48,348                      48,348           41,966         5,247       47,213

Operating expenses:

   Marketing .........................        17,873                      17,873           15,377         2,020       17,397

   Research and engineering ..........         9,153                       9,153            7,000           263        7,263

   General and administrative ........        11,011                      11,011            9,688         1,234       10,922

   Restructuring .....................                                                                    4,910        4,910
                                           ---------      ---------    ---------        ---------     ---------    ---------

Total operating expenses .............        38,037                      38,037           32,065         8,427       40,492

Operating income (loss) ..............        10,311                      10,311            9,901        (3,180)       6,721

Interest and other exp., net .........        (2,694)                     (2,694)          (2,245)         (377)      (2,622)

Pre-tax income (loss) ................     $   7,617                   $   7,617         $  7,656       $(3,557)   $   4,099


         Given the disposition of Access and Services, two Results of Operations reviews have been provided. The "UHP RESULTS OF OPERATIONS ANALYSIS" provides a review of the on-going UHP operations for the three and nine month periods ended January 31, 1999 and 1998 and the "ACCESS AND SERVICES OPERATIONS ANALYSIS" reviews the results of operations for Access and Services for the nine month periods ended January 31, 1999 and 1998.

                         FLOW INTERNATIONAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


UHP RESULTS OF OPERATIONS ANALYSIS--

         Revenues for the nine month period ended January 31, 1999 increased $8.1 million (8%) to $108.4 million as compared to $100.3 million in the prior year. For the three months ended January 31, 1999 revenues were $33.6 million, a decrease of $909,000 (3%) as compared to the prior year quarter of $34.5 million. For the nine months ended January 31, 1999, domestic and European revenues increased 16% and 19%, respectively, and represented 54% and 27% of total revenues, respectively, as compared to the prior year period. Asian revenues decreased 14% for the nine months ended January 31, 1999 as compared to the like period in the prior year and represented 10% of year to date fiscal 1999 revenues. During the three months ended January 31, 1999, revenue grew $1.4 million (17%) in Europe. This increase in Europe however was offset by reduced revenues from the continued weakness in Asia of $1 million (21%) and a decrease of over $2.5 million from large aerospace and automotive system orders in North America, as compared to the prior year third quarter. Domestic revenue for the three months ended January 31, 1999 was flat compared to the prior year. The Company's revenues can be segregated into systems sales and consumables sales. In general a system sale is comprised of a pump along with the robotics or articulation to move the cutting head. Consumables represent parts used during the operation. Systems revenues for the nine months ended January 31, 1999 were $68.1 million, an increase of $1.1 million (2%) compared to the prior year period. For the three months ended January 31, 1999, systems revenues decreased $3.2 million (14%) to $20.4 million as compared to the prior year period. Consumables revenues were $40.3 million for the nine months ended January 31, 1999 and $13.1 million for the three months ended January 31, 1999. This represents a 21% increase for both periods versus the prior year. There have not been any significant price increases for the Company's products.

         The Company has also delivered two Fresher Under Pressure-TM-technology systems and is producing several other systems for near-term delivery. The Fresher Under Pressure technology utilizes UHP to destroy food borne pathogens as well as extend product shelf life. The delivery of these systems has not resulted in revenue recognition however, as this technology will be leased rather than sold. These leases have a fixed monthly charge plus a per gallon or per pound usage fee. The Company anticipates revenues to begin in fiscal 2000.

         Gross profit for the three months ended January 31, 1999 was $15.6 million, an increase of $1.1 million (8%) over the prior year period. This increase was achieved in spite of a 3% decrease in revenues. Gross profit was $48.3 million for the nine months

                         FLOW INTERNATIONAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

ended January 31, 1999, an increase of 6.4 million (15%) versus the like period last year. Gross profit expressed as a percentage of revenues (gross margin rate) was 46% and 45% for the three and nine months ended January 31, 1999, respectively, as compared to 42% in both prior year periods. Comparison of gross margin rates is dependent on the mix of revenue types, which include special system, standard system and consumables sales. Systems typically carry lower gross margin rates than the Company's consumable parts. Additionally, special systems are generally custom designed and carry lower margins than the Company's standard systems such as the Bengal, Flying Bridge, Husky and A-series. The gross margin rate increase in both the three and nine month periods was primarily due to a higher percentage of consumables and standard systems sales relative to special systems sales versus the prior year periods. The Company saw particular strength in sales of surface preparation equipment, the Husky and HydroCat, during the quarter. These higher margin products continue to gain market share.

         Operating expenses of $12.6 million increased $1.4 million (13%) for the three months ended January 31, 1999, compared to the prior year period and were $38 million, up $6 million (19%) for the nine months ended January 31, 1999 versus the prior year period. Marketing expenses increased $710,000 (14%) and $2.5 million (16%) for the three and nine months ended January 31, 1999, respectively, as compared to the prior year periods. Expressed as a percentage of revenues, marketing expenses were 18% and 16% for the three and nine months ended January 31, 1999 versus 15% in both prior year periods. Research and engineering expense increased $518,000 (20%) and $2.2 million (31%) for the three and nine months ended January 31, 1999, respectively, as compared to the prior year periods. The entire increase during the quarter and more than half of the year to date increase relates to expenditures on the Fresher Under Pressure program. As a percentage of revenues, research and engineering was 9% and 8% for the three and nine months ended January 31, 1999, respectively, as compared to 8% and 7% of revenues for the three and nine months ended January 31, 1998, respectively. Included in marketing, and research and engineering expenses are Fresher Under Pressure development costs of over $600,000 and $1.6 million for the three and nine months ended January 31, 1999. These expenses totaled $.03 and $.08 per diluted share in the three and nine month periods ended January 31, 1999. Excluding these expenses, Flow's diluted earnings per share would have been $.13 and $.44 for the three and nine months ended January 31, 1999. General & administrative expense increased $193,000 (6%) and $1.3 million (14%) for the three and nine month periods ended January 31, 1999, respectively, as compared to the prior year periods. However, for the nine months ended January 31, 1999 and 1998, general and administrative expenses expressed as a percent of revenue were 10%.

                         FLOW INTERNATIONAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

         Operating income for the quarter ended January 31, 1999 was $3 million as compared to $3.3 million in the prior year period. For the nine months ending January 31, 1999, operating income was $10.3 million, an increase of $410,000 over the prior year period.

         Third quarter fiscal 1999 interest and other expense, net of $1 million increased $476,000 (86%) versus the prior year. The current quarter includes $744,000 of interest expense, an increase of $216,000 versus the prior year period due to higher average debt levels. Average outstanding debt for the quarter was $45.1 million, an increase of $11.1 million compared to the prior year third quarter. The higher debt levels are associated with the development expenses and capital asset construction of the Fresher Under Pressure program, a stock re-purchase program and increased inventories. The $285,000 of other expense, net in the quarter represents an increase of $260,000 over last year. The Company incurred approximately $150,000 in exchange rate losses during the quarter. Additionally, settlements of approximately $80,000 were incurred during the third quarter. Year-to-date, interest expense has increased $84,000 (4%) to $2.3 million, while other expense, net was $351,000 versus other income, net of $14,000 in the same period in fiscal 1998.

         Based upon the expected tax position of the Company for fiscal 1999, taxes for the nine months ended January 31, 1999 have been provided for at 29% of pre-tax income. For the prior year period ended January 31, 1998, taxes were provided for at 35% of pre-tax income; however, the net tax rate for the twelve months ended April 30, 1998 was 29%. The income tax rate was lower than the statutory rate in both the current and prior year due primarily to lower foreign tax rates, benefits from the foreign sales corporation, and an ongoing review of the Company's FAS 109 valuation allowance.

         Basic shares outstanding for the three months ended January 31, 1999 and 1998 were 14,623,000 and 14,784,000, respectively. For the nine months ended January 31, 1999 and 1998, basic shares outstanding were 14,757,000 and 14,671,000, respectively. Diluted shares outstanding for the three months ended January 31, 1999 and 1998 were 14,957,000 and 15,133,000, respectively. The diluted shares outstanding include potential dilutive common shares from employee stock options of 334,000 and 349,000 for the three months ended January 31, 1999 and 1998, respectively. For the nine months ended January 31, 1999 and 1998, diluted shares outstanding were 15,110,000 and 15,003,000, respectively. The diluted shares outstanding include potential dilutive common shares from employee stock options of 353,000 and 332,000 for the nine months ended January 31, 1999 and 1998, respectively.

                         FLOW INTERNATIONAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

         The Company recorded net income of $1.4 million or $.10 per basic and diluted share for the three months ended January 31, 1999, compared to $1.8 million, or $.12 per basic and diluted share for the prior year period. Year to date, the Company recorded $5.4 million or $.37 per basic and $.36 per diluted share as compared to $5 million or $.34 per basic and $.33 per diluted share in fiscal 1998.


ACCESS AND SERVICES OPERATIONS ANALYSIS--

         The Access and Services operations were sold during fiscal 1998 and thus did not have any activity during fiscal 1999.


LIQUIDITY AND CAPITAL RESOURCES

         The Company generated $2.7 million from operations for the nine months ended January 31, 1999 compared to $900,000 from operating activities during the nine months ended January 31, 1998. Total debt, net of cash, at January 31, 1999 was $42.3 million, up $6.4 million (18%) from April 30, 1998. The increase in debt results, in part, from the repurchase of 336,000 shares of the Company's stock for $3.3 million and the development and manufacture of Fresher Under Pressure units. At January 31, 1999, the Company had recorded $4.5 million in completed Fresher Under Pressure units as well as work in progress and stores inventory. Of this amount, $2.7 million is classified as property and equipment and the remaining $1.8 million is included in inventory on the Consolidated Balance Sheet. The Company believes that the available credit facilities and working capital generated by operations, will provide sufficient resources to meet its operating and capital requirements. The Company's Credit Agreement and Private Placement require the Company to comply with certain financial covenants. As of January 31, 1999, the Company was in compliance with all such covenants.

         Gross trade receivables at January 31, 1999 increased $2 million (5%), from April 30, 1998. Days sales in gross accounts receivable can be negatively impacted by the traditionally longer payment cycle outside the United States as well as timing of payments on large special system orders. The Company's management does not believe these timing issues will present a material adverse impact on the Company's short-term liquidity requirements.

                         FLOW INTERNATIONAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

         Inventories at January 31, 1999 increased $2.1 million (6%) from April 30, 1998. This increase includes a $5.9 million increase in UHP inventory and a $3.8 million decrease in Access and Services inventory. The UHP increase reflects $1.8 million in inventory for Fresher Under Pressure, the continued increasing demand for the Company's products, as well as new product inventory. Certain products manufactured by Flow Robotics and Flow Automation can require an extended manufacturing period and thus impact inventory levels from period to period. The Access and Services decrease relates to the sale of inventory, at cost, to SafeWorks LLC, the purchasers of the businesses. The Company had provided manufacturing services through August 1998 as provided for in the sales agreement. This agreement terminated in August 1998 and the remaining inventory was sold at cost.


Year 2000 Issues and Conversion:

Background: Some computers, software, and other equipment include programming code that limits the "year" field to two digits. Thus, these systems could fail in the event that the last two digits "00" are interpreted to mean the year 1900. For this reason, the Company began the conversion process to upgrade its systems in fiscal 1998.

Assessment: The Year 2000 issues could effect computers, software, and other equipment used, or maintained by the Company. The Company has reviewed its internal computer programs and systems to determine if the programs and systems are Year 2000 ready. The Company believes that its computer systems will be Year 2000 ready in a timely manner. To date, the Company has converted and tested its primary computer system and is currently upgrading the internal computer systems of its subsidiaries.

The estimated costs of these efforts are $200,000 and are not expected to be material to the Company's financial position or any of its financial results from operations. There can however be no assurance to this effect. To date, no other Information Technology projects that have a material effect on the Company's operations have been deferred.

Software Sold to Customers: The Company develops its own proprietary software which controls the functions of some of its machines. The Company also sells software or other electronic control devices purchased from third party vendors. The Company believes that it has substantially identified and resolved all potential Year 2000 issues with any of its software products. However, the Company believes that it is not possible to determine with complete certainty that its products are entirely Year 2000 ready. As with most software, it is dependent upon hardware and other operating systems that are provided by other third party vendors not under the Company's control.

                         FLOW INTERNATIONAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Internal Infrastructure: The Company is in the process of reviewing all of its equipment that is used in the receiving, manufacturing, and shipping of its products as well at its copiers, fax machines, elevators, telephone systems and other equipment used to maintain daily operations. To date, the Company has not identified any material issues that would effect the ongoing operations. The Company is on schedule with its review of these systems and does not expect any required modifications to have a material adverse effect on its future financial results. However, the Company is continuing to monitor the process and this estimate will be revised if additional material information is discovered.

Suppliers: The Company initiated communications with all of its critical suppliers in April 1998. The form of this communication was by questionnaire designed to determine the Year 2000 readiness of the suppliers business systems. To date, the Company has completed the mailing of all questionnaires. The Company is in the process of reviewing supplier responses. Based upon responses to date, the Company believes that its critical suppliers will be Year 2000 ready and does not currently expect any adverse effects on its daily operations. While the Company does not expect any material adverse effects, the Company can provide no assurance that these suppliers will resolve all of their Year 2000 issues on a timely basis. The Company will continue to monitor this process and revise its expectations as needed.

Risks: While the Company is taking steps in all areas discussed above, there can be no assurance that all Year 2000 issues will be entirely resolved. Due to this inherent uncertainty, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, there could be interruptions or failures that would materially impact normal business operations. The Year 2000 Project is expected to significantly reduce the potential of any such material adverse effects. Further, the Year 2000 Project includes the development of contingency plans for those systems that are critical to daily operations.

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



PART II--OTHER INFORMATION

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


                                       FLOW INTERNATIONAL CORPORATION



Date:  March 9, 1999                   /s/ RONALD W. TARRANT
                                       ------------------------------
                                       Ronald W. Tarrant
                                       Chairman, President and
                                       Chief Executive Officer
                                       (Principal Executive Officer)



Date:  March 9, 1999                   /s/ STEPHEN D. REICHENBACH
                                       ------------------------------
                                       Stephen D. Reichenbach
                                       Executive Vice President, Chief
                                       Financial Officer (Principal Financial
                                       Officer and Principal Accounting Officer)