Form 10-K
period 1999-04-30
FLOW INTERNATIONAL CORP
filed 1999-07-26
CIK 713002

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non affiliates of the registrant based upon the closing price reported by the National Association of Securities Dealers' Automated Quotation System ("NASDAQ") as of June 17, 1999, was $152,000,000. The number of shares of common stock outstanding as of June 17, 1999, was 14,276,292 shares.

DOCUMENTS INCORPORATED BY REFERENCE
--------------------------------------------------------------------------------


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

Item 10       Directors and Executive Officers of the Registrant

Item 11       Executive Compensation

Item 12       Security Ownership of Certain Beneficial
              Owners and Management

Item 13       Certain Relationships and Related Transactions

                                  PART I


ITEM 1.  BUSINESS
--------------------------------------------------------------------------------

     Flow International Corporation ("Flow" or the "Company") designs, develops, manufactures, markets, and services ultrahigh-pressure ("UHP") waterjet cutting and cleaning systems, and specialized robotics systems. Flow provides technologically-advanced, environmentally-sound solutions to the manufacturing, industrial and marine cleaning markets. The Company's waterjet systems pressurize water from 30,000 to over 100,000 pounds per square inch
(psi) and are used to cut both metallic and nonmetallic materials in many industry segments, including the aerospace, automotive, disposable products, food, glass, job shop, sign, metal cutting, marble, tile and other stone cutting, and paper industries. Additionally, the Company manufactures a product line for use in industrial cleaning, surface preparation, construction, nuclear decontamination, and petro-chemical and oil field applications. The Company also manufactures the robotic articulation equipment used in the cutting and cleaning processes which may also include assembly, pick and place and load/unload operations.

     In addition to UHP cutting and cleaning, the Company has begun to apply UHP technology to food, also known as "Fresher Under Pressure"-TM-. By exposing foods to pressures from 50,000 psi to over 100,000 psi for a short time, typically 30 seconds to slightly more than 2 minutes, UHP achieves the effects of pasteurization without heat. Not only are spoilage microorganisms destroyed, the process also destroys harmful pathogens such as E. coli bacteria, thus increasing shelf life while ensuring a safe, healthy product. Unlike thermal treatment (pasteurization), UHP technology does not destroy or alter the nutritional qualities, taste, texture and color of the food. Flow has developed a technology which features a `continuous flow' concept whereby pumpable foods such as juice, salsas, guacamole, liquid eggs and salad dressings are pumped into the pressure chambers, pressurized and then pumped into the next stage of the process, such as bottling. This continuous flow process is fully automated and requires just a single operator. The Company also has the ability to UHP process non-pumpable foods as a result of the March 1999 acquisition of Flow Pressure Systems Vasteras AB ("Pressure Systems"). Pressure Systems provides Flow the patented large batch system vessel technology. Flow is the leader in both the continuous feed and batch UHP food processing technology.

     The Company was formed in 1974, incorporated in 1980, and completed its initial public offering in March 1983. In 1991, the Company's founder retired, and Ronald W. Tarrant was appointed President and Chief Executive Officer. Since 1991, the Company has grown as a result of continued new product development, expanded marketing strategies, and certain strategic acquisitions.

     On December 15, 1994, the Company purchased certain net assets of Dynovation Machine Systems, Inc. ("Flow Automation"). Flow Automation designs and manufactures robotic waterjet cutting cells and automated assembly systems for the automotive and other industries.

     On January 3, 1995, the Company purchased certain net assets of ASI Robotics Systems, Inc. ("Flow Robotics"). Flow Robotics designs and manufactures high accuracy gantry-type robots and related systems used in waterjet and factory automation applications. This manufacturing facility supplies product to the aerospace, automotive, job shop, marble and tile and other industries.

     In May 1995, the Company invested in a 51% majority interest in a joint venture with Okura & Co., Ltd., its exclusive Japanese distributor. This joint venture, Flow Japan, supplies UHP products in Japan and to Japanese companies throughout Asia. During March 1998 the Company increased its ownership interest in Flow Japan to 95%.

     In May 1997 the Company purchased the stock of Foracon Maschinen und Anlagenbau GmbH & CO.KG ("Foracon"). Foracon supplies UHP and related systems to the European market and performs metal fabrication of Flow Europe's UHP systems.

     In September 1997 the Company re-focused on its core ultrahigh-pressure technology and divested itself of its Access and Services business. The Access business was comprised of Spider Staging Corporation ("Spider"), Power Climber and affiliated companies, the Ark Systems division and Consortium Europeen du Materiel ("CEM"). These companies were purchased at various times between fiscal 1993 and fiscal 1995. The Services business represented the HydroMilling-Registered Trademark- and HydroCleaning-TM- operations. The Company recorded a $4.9 million restructuring charge during fiscal 1998 and $9 million restructuring charge in fiscal 1997 associated with the divestiture of these operations.

     In April 1998 the Company purchased certain net assets of CIS Robotics Inc. ("CIS") and acquired the stock of Robot Simulations Limited ("Flow Software Technologies Ltd.") of the U.K. CIS provides robot programming services, primarily to the automotive industry, while Flow Software Technologies Ltd markets a PC software program for control systems and off-line programming of pedestal robots.

     In March 1999 the Company purchased the stock of Pressure Systems from Asea Brown Boveri AB and acquired a 51% voting interest in a related U.S. joint venture, Flow Autoclave Systems Inc. ("Flow Autoclave"). Pressure Systems is the leading supplier of large, bulk ultrahigh-pressure systems to the food industry and the world leader in isostatic press systems for the aerospace and automotive industries. Flow Autoclave markets the Pressure Systems product domestically.

PRODUCTS AND SERVICES

     The Company provides UHP waterjets and related products and services to a wide variety of industries. The Company divides its UHP revenues into two primary categories of product, `UHP Waterjet Systems' and `UHP Consumable Parts and Services':


(In thousands)
                                               1999    %         1998    %        1997    %
                                           -------------------------------------------------
UHP Waterjet Systems                       $ 94,040    63    $ 94,728    66   $ 71,658    64
UHP Consumable Parts and Services            54,162    37      47,904    34     40,774    36
                                           -------------------------------------------------

Total UHP Revenue                          $148,202   100    $142,632   100   $112,432   100
                                           -------------------------------------------------
                                           -------------------------------------------------

     In addition to UHP revenue, the Company's fiscal 1998 and 1997 consolidated revenue also include the non-core Access and Services operations which were sold in September 1997. These operations are represented below as Access and Services. The following table presents consolidated revenues for the year ended April 30:


(In thousands)
                                               1999    %         1998    %        1997    %
                                           -------------------------------------------------
Total UHP Revenues                         $148,202   100    $142,632    89   $112,432    67
Access and Services                               -     -      16,850    11     55,761    33
                                           -------------------------------------------------

Total Consolidated Revenues                $148,202   100    $159,482   100   $168,193   100
                                           -------------------------------------------------
                                           -------------------------------------------------

UHP WATERJET SYSTEMS, CONSUMABLE PARTS AND SERVICES

     The Company offers a variety of UHP waterjet equipment system products and accessories, including robotic articulation equipment. UHP pumps, intensifier and direct-drive, are currently the core components of the Company's product line. An intensifier pump pressurizes water to in excess of 100,000 psi and forces it through a small nozzle, generating a high-velocity stream of water. The Company's unique direct-drive pressure-compensated pumps pressurize water to in excess of 50,000 psi utilizing triplex piston technology. In order to cut metallic and other hard materials, abrasive is added to the waterjet stream creating an abrasivejet. The Company's abrasivejet cuts with no heat, causes no metallurgical changes, and leaves a high-quality edge that usually requires no secondary operation.

     A UHP waterjet system consists of an ultrahigh-pressure intensifier or direct drive pump, one or more waterjet cutting or cleaning heads with the necessary robotics, motion control and automation systems. The Company has placed UHP waterjet cutting systems worldwide and in many different industries, including the aerospace, automotive, disposable products, food, glass, job shop, sign, metal cutting, marble, tile and other stone cutting and paper industries. The Company's waterjet systems are also used in industrial cleaning applications such as paint removal, surface preparation, factory and industrial cleaning, ship hull preparation, oil field services and heat exchanger cleaning. Additionally, the Company manufactures systems which combine waterjet applications with other processes such as pick and place operations, inspection, assembly, and other automated processes. Sales of waterjet systems accounted for 63% of fiscal 1999 revenues.

     Flow sells various tools and accessories which incorporate waterjet technology, as well as aftermarket consumable parts and service for its products. Consumables primarily represent parts used by the pump and cutting head driving operation. Many of these parts are proprietary in nature. Sales of consumable parts and service accounted for 37% of fiscal 1999 revenues.

     The Company's products are considered productivity enhancing tools and can be cost justified over traditional cutting methods. The Company's sales will be affected by worldwide economic changes, however the Company should continue to gain market share even in `down' economies due to the cost savings generated by waterjet technology. Additionally, consumable parts sales represent a base level of business that is not as greatly affected by the capital goods sales cycle.

ACCESS SYSTEMS AND SERVICES

     Prior to the divestiture of its Access business in September 1997, the Company designed, manufactured, rented, sold, and serviced powered access systems for use in industrial, structural and facade maintenance and construction applications. The Company also provided as a service, the removal of deteriorated concrete from bridges and parking garage surfaces. Flow's Rampart subsidiary provided ultrahigh-pressure waterjets which were used for the removal of rubber, paint and grout from airport runways.

MARKETING AND SALES

     The Company markets and sells its products worldwide through its headquarters in Kent, Washington (a suburb of Seattle) and through subsidiaries, divisions and joint ventures in Birmingham, England; Bretton and Darmstadt, Germany; Burlington and Windsor, Canada; Stockholm Sweden; Columbus, Ohio; Detroit, Michigan; Hsinchu, Taiwan; Jeffersonville, Indiana; Lafayette, Louisiana and Nagoya and Tokyo, Japan. The Company sells directly to customers in North and South America, Europe, and Asia, and has distributors or agents in most other countries. In the U.S., the Company uses a select group of machine tool distributors for sales, distribution and service of its Bengal product line.

     No customer accounted for 10% or more of the Company's revenues during any of the three years ended April 30, 1999.

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

PATENTS AND LICENSES

     The Company holds a large number of patents relating to waterjet technology and related systems. Some of these patents are subject to sub-licenses. In addition, the Company has been granted licenses with respect to other patents used in the business.

     While the Company believes the patents it uses are valid, it does not consider its business dependent on patent protection. In addition, the Company has over the years developed non-patented proprietary expertise and know-how in waterjet applications, and in the manufacture of these systems, which sets it technologically ahead.

     The Company believes the patents it holds and has in process, along with the proprietary application and manufacturing know-how, act as a barrier of entry into the markets it serves.

BACKLOG

     At April 30, 1999, the Company's backlog was $35.8 million, almost double that of the prior year end backlog of $18.5 million. The nature of the Company's business is that most products, exclusive of the Pressure Systems product, can be shipped within a four to eight week period and thus backlog and the changes in the Company's backlog are not necessarily indicative of comparable variations in sales or earnings. The April 30, 1999 backlog represented 24% of fiscal 1999 sales. Based upon the terms of the customer contracts and the Company's manufacturing schedule, all of the revenue backlog as of April 30, 1999 is expected to be realized during fiscal 2000. The unit sales price for most of the Company's products and services is relatively high (typically ranging from tens of thousands to millions of dollars) and individual orders can involve the delivery of several hundred thousand dollars of products or services at one time. Furthermore, some items in backlog can be shipped more quickly than others, and some have higher profit margins than others.

COMPETITION

     The major competitors for UHP waterjet systems are conventional cutting and cleaning methods. These methods include saws, knives, shears, plasma, lasers, abrasive wheels, grinders, routers, drills, dies, and abrasive cleaning techniques. A UHP waterjet cutting system has many advantages over conventional cutting systems, including no generation of heat or airborne dust, easy adaptability to complex cutting programs, versatility in the different types of product that can be cut, cutting speed and the ability to leave clean-cut edges. These factors, in addition to elimination of secondary processing in most circumstances, enhance manufacturing productivity. Waterjet cleaning offers many advantages over other cleaning methods, such as the ability to remove difficult coatings or deposits from a surface without damaging underlying material. A UHP waterjet system is an environmentally-friendly answer to many difficult cutting and cleaning applications and can often be justified solely on the basis of hazardous material containment or reduction of secondary operations in the production process. The many advantages of a waterjet over traditional cutting and cleaning methods have positioned it in the market as a productivity enhancing tool.

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

     Overall, the Company believes that its competitive position is enhanced by (1) technically advanced, proprietary products that provide excellent reliability, low operating costs, and user-friendly features, (2) a strong application-oriented, problem-solving marketing and sales approach, (3) an active research and development program that allows it to maintain technological leadership, (4) the ability to provide complete turnkey systems, (5) a strong position in key markets, such as in the U.S., Canada, Japan, southeast Asia and Europe, (6) strong OEM customer ties, and (7) efficient production facilities.

RESEARCH AND ENGINEERING

     The Company has spent between 5% and 8% of revenues in research and engineering during each of the three years ended April 30, 1999. Research and engineering expenses were $12.4 million in 1999, $10.3 million in 1998, and $8.7 million in 1997. The Company will continue a high level of research & engineering spending to maintain its technological leadership position through development of new products and applications as well as enhancing its current product line.

EMPLOYEES

     As of April 30, 1999, the Company employed 945 full time and 11 part time personnel. There are no material collective bargaining agreements to which the Company is a party.

FOREIGN AND DOMESTIC OPERATIONS

     See Note 15 of Notes to Consolidated Financial Statements for information regarding foreign and domestic operations.

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

     The Company's financial performance could be negatively affected if the Company's or its suppliers computer systems are not Year 2000 ready.

ITEM 2. PROPERTIES
--------------------------------------------------------------------------------

     The Company's headquarters and primary manufacturing facilities are located in two leased facilities in Kent, Washington. The Company also manufactures product in Bretton and Darmstadt, Germany; Burlington, Canada; Stockholm, Sweden; Hsinchu, Taiwan and Jeffersonville, Indiana. The Company sells product through all of these locations in addition to offices located in Birmingham, England; Detroit, Michigan; Nagoya and Tokyo, Japan and Windsor, Canada.

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

ITEM 3. LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

     The Company is party to various legal actions incident to the normal operation of its business, none of which is believed to be material to the financial condition of the Company. See Notes 1 and 13 of Notes to Consolidated Financial Statements for a description of the Company's product liability insurance coverage and estimated exposure.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------


     None

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS.
--------------------------------------------------------------------------------

     See page 13

ITEM 6. SELECTED FINANCIAL DATA.
--------------------------------------------------------------------------------

     See page 13

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
--------------------------------------------------------------------------------

     See pages 14 through 25

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
--------------------------------------------------------------------------------

     See pages 26 through 51

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
--------------------------------------------------------------------------------

     None.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

     The principal market for the Company's common stock is the over-the-counter market. The Company's stock is traded on the NASDAQ National Market under the symbol "FLOW." The range of high and low sales prices for the Company's common stock for the last two fiscal years is set forth in the following table.

                          Fiscal Year 1999           Fiscal Year 1998
                          High        Low            High        Low
                         --------------------------------------------
     First Quarter       $12.75     $10.69           $10.38     $7.88
     Second Quarter       10.75       8.38            11.75      9.13
     Third Quarter        12.06       9.13            11.25      9.13
     Fourth Quarter       11.13       8.44            10.69      9.56

     There were 1,286 stockholders of record as of June 17, 1999.

     The Company has not paid dividends to common stockholders in the past. The Board of Directors intends to retain future earnings to finance development and expansion of the Company's business and does not expect to declare dividends to common stockholders in the near future.

ITEM 6. SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------


 (In thousands, except per share amounts)                   Year Ended April 30,
 -------------------------------------------------------------------------------------------------------------
                                           1999*          1998*           1997*           1996           1995
                                          --------------------------------------------------------------------
Income Statement Data:
   Revenue                               $148,202       $159,482        $168,193       $144,905       $110,010
   Pretax Income                            9,336          6,505             963          8,902          9,259
   Net Income                               6,722          4,803             725          7,085          7,728
   Basic Earnings Per Share                  0.46           0.33            0.05           0.49           0.55
   Diluted Earnings Per Share                0.45           0.32            0.05           0.47           0.53

Balance Sheet Data:
   Working Capital                        $79,993        $59,863         $68,126        $57,866        $44,592
   Total Assets                           179,152        121,181         133,466        126,493        105,484
   Short-Term Debt                          4,604          6,905           1,730          3,339          2,412
   Long-Term Obligations                   64,614         32,076          53,569         45,590         33,359
   Stockholders' Equity                    64,022         61,195          56,753         57,060         49,803

   * See Note 4 of the Consolidated Financial Statements which describes the disposition of certain business units during fiscal 1998 and the related restructuring provisions in fiscal 1998 and 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

     The Company provides ultrahigh-pressure ("UHP") waterjets and related products and services to a wide variety of industries. Waterjet cutting is recognized as a better alternative to traditional cutting methods such as saws, plasma or laser systems. It is faster, has greater versatility in the types of products it can cut and eliminates the need for secondary processing operations. The Company divides its UHP revenues into two primary categories of product, `UHP Waterjet Systems' and `UHP Consumable Parts and Services'.

                              CONSOLIDATED REVENUES BY MAJOR PRODUCT CATEGORIES


(In thousands)                                 1999                        1998                      1997
                                              Revenue        %           Revenue       %           Revenue        %
                                             ----------------------------------------------------------------------
UHP Waterjet Systems                          $94,040       63           $94,728      66           $71,658       64
UHP Consumable Parts and Services              54,162       37            47,904      34            40,774       36
                                             ----------------------------------------------------------------------

Total UHP Revenues                           $148,202      100          $142,632     100          $112,432      100
                                             ----------------------------------------------------------------------
                                             ----------------------------------------------------------------------

     In addition to UHP revenue, the Company's fiscal 1998 and 1997 consolidated revenues also include the non-core Access and Services operations that were sold in September 1997. These operations included Spider Staging Corporation, Power Climber and affiliated companies, the Ark Systems division, Consortium Europeen du Materiel, the HydroMilling-Registered Trademark- division and Rampart Waterblast, Inc..


(In thousands)                                 1999                        1998                      1997
                                              Revenue        %           Revenue       %           Revenue        %
                                             ----------------------------------------------------------------------
Total UHP Revenues                           $148,202      100          $142,632      89          $112,432       67
Access and Services                                 -                     16,850      11            55,761       33
                                             ----------------------------------------------------------------------

Total Consolidated Revenues                  $148,202      100          $159,482     100          $168,193      100
                                             ----------------------------------------------------------------------
                                             ----------------------------------------------------------------------

FISCAL 1999 COMPARED TO FISCAL 1998

     During the second quarter of fiscal 1998 the Company sold its non-core Access and Services operations.

     The following pro forma table separates the Company's fiscal 1998 consolidated income statement into the ongoing operations (UHP) and the divested operations (Access and Services). The Access and Services results include an associated $4.9 million restructuring charge. This charge is included as a separate component of operating expenses in the accompanying Consolidated Statements of Income.


(In thousands)                       Year Ended April 30, 1998
                                     -------------------------
                                                  Access &
                                         UHP      Services      Consolidated
                                     ---------------------------------------
   Revenue                           $142,632      $16,850         $159,482
   Gross profit                        58,958        5,247           64,205
   Operating expenses                  45,593        8,427           54,020
   Operating income / (loss)           13,365       (3,180)          10,185
   Interest / other expense, net       (3,303)        (377)          (3,680)
   Pretax income / (loss)              10,062       (3,557)           6,505

As fiscal 1999 does not include the divested Access and Services operations, the following Results of Operations review compares only the ongoing UHP operations.

UHP RESULTS OF OPERATIONS ANALYSIS

     The following analysis presents a year over year comparison of the UHP operations. The following pro forma table presents the results of operations of the Company's UHP business only:


(In thousands)                                   Year ended
                                                 April 30,
                                         -------------------------
                                            1999           1998
                                         -------------------------
          Revenue                        $ 148,202      $ 142,632
          Gross profit                      65,231         58,958
          Operating expenses:
            Marketing                       24,847         21,952
            Research & engineering          12,396          9,990
            General & administrative        14,888         13,651
                                         ---------      ---------
                                            52,131         45,593
                                         ---------      ---------
          Operating income                  13,100         13,365
          Interest expense, net             (3,177)        (2,886)
          Other expense, net                  (587)          (417)
                                         ---------      ---------
          Pretax income                      9,336         10,062
          Net income                     $   6,722      $   7,144

     Revenues for the year ended April 30, 1999 were $148.2 million, an increase of $5.6 million (4%) over the prior year period. The Company's revenues can be segregated into two primary categories, systems sales and consumables sales. Systems are generally comprised of a pump along with the robotics or articulation used to move the cutting or cleaning head. Systems are further broken down between standard systems such as the Bengal-Registered Trademark-, Integrated Flying Bridge and A-Series, and special or custom designed systems used primarily in the aerospace and automotive markets. Systems sales in fiscal 1999 were $94 million, a decrease of $688,000 (1%) over the prior year. Included in this decrease was an $8.5 million reduction in large custom designed systems versus the prior year. Weakness in the automotive and aerospace markets account for this decrease. In addition, the average standard domestic system selling price has decreased by 10% as the lower cost systems, such as the Integrated Flying Bridge and Bengal, now deliver improved accuracy and feature enhancements that were formerly found only on the more expensive models. Consumables are primarily parts used by the pump and cutting head during operation. Consumable parts and services revenues increased $6.3 million (13%) to $54.2 million in fiscal 1999. The consumable parts increase reflects the expanding base of waterjet systems installed throughout the world.

     Domestically, revenues increased 9% to $77.5 million and represent 52% of fiscal 1999 sales. This increase in revenues was achieved in spite of a 27% decrease in the U.S. cutting machine tool market for the 12 months ended April 30, 1999 according to the Association for Manufacturing Technology ("AMT"). The Company did however experience weakness domestically during the fourth quarter of fiscal 1999 with an 8% decline in domestic sales as compared to the prior year. According to AMT, the domestic cutting machine tool market dropped 47% during the first calendar quarter of 1999. Management believes the decline in fourth quarter domestic sales is a function of a tightening economy as opposed to a reduction in the benefits of the waterjet cutting technology over competitive technologies. European revenues posted the strongest geographic gain, 22% to $42 million and represent 28% of total revenues. The Company experienced weakness in the Asian region, where revenues decreased $4.4 million (23%) to $14.9 million. Weakness in Japan accounted for $3.5 million of this drop. Sales in the remainder of the world, primarily Canada, Mexico and South America also decreased 23% to $13.9 million. The Company typically sells its products at higher prices outside the United States due to the costs of servicing these markets. The Company did not significantly raise prices during fiscal 1999.

     The Company has begun to apply UHP technology to food, also known as "Fresher Under Pressure". By exposing foods to pressures from 50,000 psi to over 100,000 psi for a short time, typically 30 seconds to slightly more than two minutes, UHP achieves the effects of pasteurization without heat. Not only are spoilage microorganisms destroyed, but the process also destroys harmful pathogens such as E. coli bacteria, thus increasing shelf life while ensuring a safe, healthy product. Unlike thermal treatment (pasteurization), UHP technology does not destroy or alter the nutritional qualities, taste, texture or color of the food. Flow has developed a technology that features a `continuous flow' concept whereby pumpable foods such as juices, salsas, guacamole, liquid eggs and salad dressings are pumped into pressure chambers, pressurized and then pumped into the next stage of the process, such as bottling. This continuous flow process is fully automated and requires just a single operator. The Company also has the ability to UHP process non-pumpable foods as a result of the March 1999 acquisition of Flow Pressure Systems Vasteras AB ("Pressure Systems"). Pressure Systems provides Flow the patented large batch system vessel technology. Flow is the leader in both the continuous feed and batch UHP food processing technology. The Company has delivered two continuous flow technology systems and is producing several other systems for near-term delivery. The Company is leasing the continuous flow technology and, as such, the deliveries did not result in revenue recognition in fiscal 1999. These leases have a fixed monthly charge plus a per gallon or per pound usage fee. The batch processing systems manufactured by Pressure Systems are sold, not leased. The Company estimates fiscal 2000 revenues related to both batch and continuous flow food purification systems will be between $7 million and $10 million depending on when clients launch their new fresh products. Management also anticipates this market will double each year for the next three years.

     Gross profit for the year ended April 30, 1999 increased $6.3 million (11%) on just a 4% increase in sales. Gross profit expressed as a percentage of revenue (gross margin rate) was 44% in fiscal 1999 as compared to 41% in fiscal 1998. In general, gross margin rates on systems sales are less than 45% and on consumables sales are in excess of 50%. As such, the gross margin rate can vary depending on the revenue mix between systems, both standard and special, and consumables sales. Systems sales represented 63% of fiscal 1999 revenues, down from 66% in the prior year, and consumables sales represented 37% of fiscal 1999 revenues, up from 34% in the prior year. The increase in gross margin rate was a function of the shift in revenue towards a greater percentage of consumables sales, as well as an increase in standard system sales, as compared to special systems. On average, standard systems carry higher margins than the custom engineered systems. Additionally, production efficiencies and greater throughput resulted in reduced costs.

     Total operating expenses of $52.1 million increased $6.5 million (14%) over the prior year. Expressed as a percentage of revenues, operating expenses increased to 35% in fiscal 1999 from 32% in fiscal 1998. Marketing expense of $24.8 million increased $2.9 million (13%) as compared to the prior year, and expressed as a percentage of revenues, increased to 17% from 15% in the prior year. This increase includes marketing activity for "Fresher Under Pressure" and several major trade shows including IMTS and EMO, both of which are held every other year. Research and engineering expense in fiscal 1999 increased $2.4 million (24%) to $12.4 million as compared to the prior year. Approximately $2.1 million of this increase was development of the "Fresher Under Pressure" technology. Management will continue to aggressively pursue technological advances through increased research and engineering spending to maintain the Company's technological superiority. As a percentage of revenues, research and engineering expenses were 8% in fiscal 1999 as compared to 7% in fiscal 1998. General & administrative expense of $14.9 million increased $1.2 million (9%) for the year as compared to the prior year. Expressed as a percentage of revenues however, general and administrative expenses were comparable to the prior year at 10%.

     Operating income can vary significantly for domestic and foreign operations, but is primarily the result of product mix variations and volume from year to year. Management continues to monitor the economic situation throughout all primary geographic areas. Domestic growth was weaker than past years and the Asian region experienced a 23% decline. Management anticipates a continued weakness in the domestic economy for the near term and flat to slightly reduced sales into Asia for fiscal 2000. Fiscal 2000 European growth is expected to continue but at a lower level than in fiscal 1999.

     Net interest expense of $3.2 million increased $291,000 (10%) in fiscal 1999 compared to 1998. This increase resulted from higher debt levels associated with a $3.3 million stock repurchase program and inventory and capital asset additions related to "Fresher Under Pressure" of approximately $7.7 million. During fiscal 1999, other expense, net, totaled $587,000 compared to other expense, net, of $417,000 in fiscal 1998.

     Fiscal 1999 income tax expense was 28% of income before tax as compared to 29% in the previous year. The income tax rates were lower than the statutory rates in both the current and prior year due primarily to lower foreign tax rates, benefits from the foreign sales corporation, and an ongoing review of the Company's valuation allowance.

     The weighted average number of shares outstanding used for the calculation of Basic and Diluted earnings per share is 14,730,000 and 15,059,000, respectively, for fiscal 1999 and 14,707,000 and 15,037,000, respectively, for fiscal 1998.

     The Company recorded fiscal 1999 net income of $6.7 million, or $.46 Basic and $.45 Diluted earnings per share as compared to $7.1 million, or $.48 Basic and $.47 Diluted earnings per share in fiscal 1998. The Company's pretax investment in "Fresher Under Pressure" in marketing, research and engineering and the carrying costs of inventory and fixed assets was $2.5 million in fiscal 1999. Excluding the effects of "Fresher Under Pressure" spending, fiscal 1999 net income would have been $8.5 million or $.58 Basic and $.57 Diluted earnings per share.


FISCAL 1998 COMPARED TO FISCAL 1997

     During fiscal 1998 the Company sold its non-core Access and Services operations. Fiscal 1998 results included these operations only during the first quarter, while fiscal 1997 included these operations for the entire year. The Access and Services business units accounted for approximately 11% and 33% of fiscal 1998 and 1997 revenues, respectively.

     The following pro forma table separates the Company's Consolidated Income Statement into the ongoing operations (UHP) and the divested operations (Access and Services). The Company recorded a total of $13.9 million in restructuring charges during fiscal 1998 and 1997 to write down the Access and Services assets sold to net realizable value and provide for transaction expenses and probable future obligations associated with the sale. These charges are included as a separate component of operating expenses in the accompanying Consolidated Statements of Income, and are included in the Access and Services results below:


(In thousands)                              Year Ended April 30, 1998                    Year Ended April 30, 1997
                                    ------------------------------------------   -----------------------------------------
                                                    Access &                                     Access &
                                        UHP         Services     Consolidated        UHP         Services     Consolidated
                                    ------------------------------------------   -----------------------------------------
     Revenue                        $ 142,632      $  16,850      $ 159,482      $ 112,432      $  55,761      $ 168,193
     Gross profit                      58,958          5,247         64,205         46,635         19,516         66,151
     Operating expenses                45,593          8,427         54,020         37,431         23,874         61,305
     Operating income / (loss)         13,365         (3,180)        10,185          9,204         (4,358)         4,846
     Interest / other exp., net        (3,303)          (377)        (3,680)        (2,918)          (965)        (3,883)
     Pretax income / (loss)            10,062         (3,557)         6,505          6,286         (5,323)           963

Given the disposition of Access and Services, two separate Results of Operations reviews have been provided. The "UHP RESULTS OF OPERATIONS ANALYSIS" provides a review of the UHP operations for fiscal 1998 as compared to 1997 and the "ACCESS AND SERVICES OPERATIONS ANALYSIS" is a review of the results of operations for Access and Services for fiscal 1998 as compared to 1997.

UHP RESULTS OF OPERATIONS ANALYSIS

     The following analysis is a year over year comparison of the ongoing UHP operations. The following pro forma table presents the results of operations of the Company's UHP business only:


(In thousands)                                     Year ended
                                                    April 30,
                                           ------------------------
                                              1998           1997
                                           ------------------------
          Revenue                          $ 142,632      $ 112,432
          Gross profit                        58,958         46,635
          Operating expenses:
            Marketing                         21,952         18,924
            Research and engineering           9,990          7,706
            General and administrative        13,651         10,801
                                           ---------      ---------
                                              45,593         37,431
                                           ---------      ---------
          Operating income                    13,365          9,204
          Interest expense, net               (2,886)        (2,248)
          Other expense, net                    (417)          (670)
                                           ---------      ---------
          Pretax income                       10,062          6,286
          Net income                       $   7,144      $   4,732

     Revenues for the year ended April 30, 1998 were $142.6 million, an increase of $30.2 million (27%) over the prior year period. Systems sales in fiscal 1998 were $94.7 million, an increase of $23.1 million (32%) over the prior year. The Company's standard systems, the Flying Bridge, the Bengal and the A-series, represent the majority of the increase in systems sales. Consumable parts and services revenues increased $7.1 million (17%) to $47.9 million in fiscal 1998. Revenues grew in all three primary geographic markets, the Americas, Europe and Asia, with increases of 27%, 25% and 29%, respectively, over the prior year. The Company did not significantly raise prices during fiscal 1998.

     The gross margin rate was 41% in both fiscal 1998 and 1997. The gross margin rate is dependent on the mix of sales between systems and consumables. Systems sales represented 66% of fiscal 1998 revenues, up from 64% in the prior year and consumables sales represented 34% of fiscal 1998 revenues, down from 36% in the prior year. The gross margin rate remained constant in fiscal 1998 versus 1997 even with the continuing shift in revenue mix towards systems versus consumables sales. This reflects, in part, the benefit of lower costs on the standard product line as a result of increased production levels.

     Operating expenses of $45.6 million increased $8.2 million (22%) over the prior year, however expressed as a percentage of revenues, operating expenses decreased to 32% from 33% in fiscal 1997. Marketing expense of $22 million increased $3 million (16%) as compared to the prior year; however, expressed as a percentage of revenues, marketing expense decreased to 15% from 17% in the prior year. This reduction reflected management's ability to leverage marketing activities against a higher revenue base. Research and engineering expense in fiscal 1998 increased $2.3 million (30%) to $10 million as compared to fiscal 1997. This increased spending included continued development of the "Fresher Under Pressure" technology as well as research in other areas of the Company's products and applications. Management will continue to aggressively pursue technological advances through increased research and engineering spending. As a percentage of revenues however, research and engineering expenses were 7% in both fiscal 1998 and 1997. General and administrative expense of $13.7 million increased $2.9 million (26%) for the year as compared to the prior year. Over one half of this increase is attributable to the inclusion of the fiscal 1998 acquisitions of Foracon and CIS. Expressed as a percentage of revenues, general and administrative expenses were comparable to the prior year.

     Operating income can vary significantly for domestic and foreign operations, but is primarily the result of product mix variations and volume from year to year.

     Net interest expense of $2.9 million increased $638,000 (28%) in fiscal 1998 compared to 1997. This increase results from higher debt levels associated with an increased level of production and capital additions as well as borrowings related to the fiscal 1998 acquisitions. During fiscal 1998, other expense, net, totaled $417,000 compared to other expense, net, of $670,000 in 1997.

     Fiscal 1998 income tax expense was 29% of income before tax as compared to 25% in the previous year. The income tax rates were lower than the statutory rates in both the current and prior year due primarily to lower foreign tax rates, benefits from the foreign sales corporation, and an ongoing review of the Company's valuation allowance.

     The weighted average number of shares outstanding used for the calculation of Basic and Diluted earnings per share is 14,707,000 and 15,037,000, respectively, for fiscal 1998 and 14,561,000 and 14,932,000, respectively, for fiscal 1997.

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

ACCESS AND SERVICES OPERATIONS ANALYSIS

     The following pro forma table presents the results of operations of the Access and Services business units, including the restructuring charges:

(In thousands)                                   Year ended
                                                  April 30,
                                           ------------------------
                                              1998          1997
                                           ----------     ---------
          Revenue                           $ 16,850      $ 55,761
          Gross profit                         5,247        19,516
          Operating expenses                   8,427        23,874
          Operating loss                      (3,180)       (4,358)
          Interest / other expense, net         (377)         (965)
          Pretax loss                         (3,557)       (5,323)

     The differences between fiscal 1998 and 1997 occurred as a result of the sale of these businesses during fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company generated $2.9 million in cash flow from operations during fiscal 1999 as compared to $2.7 million in fiscal 1998. Cash flow in fiscal 1999 was impacted by increases in both trade accounts receivable and inventory as discussed further below as well as reductions in accrued liabilities. The Company invested $8.2 million in property and equipment during fiscal 1999 of which $3.2 million related to "Fresher Under Pressure". Additionally, the Company paid $13.6 million net of cash acquired for Pressure Systems and spent $3.3 million to repurchase Company common stock. Total debt at April 30, 1999 was $69.2 million, an increase of $30.2 million (78%) from April 30, 1998. Management believes that the available credit facilities and working capital generated by operations will provide sufficient resources to meet its operating and capital requirements for the next 12 months. The Company's Credit Agreement and Private Placement require the Company to comply with certain financial covenants. The covenants were amended as a result of the Pressure Systems acquisition. As of April 30, 1999, the Company was in compliance with all such covenants, as amended. The fiscal 1998 Consolidated Statement of Cash Flows reflects the disposition of the Access and Services businesses.

     See Note 8 of Notes to Consolidated Financial Statements for a schedule of long-term debt maturities. Long-term debt obligations are expected to be met from working capital provided by operations and, as necessary, by other indebtedness.

     Capital spending plans currently provide for outlays of approximately $4 million to $8 million in fiscal 2000. Of this amount, approximately $2 million to $5 million relates to manufacture of the continuous feed "Fresher Under Pressure" assets. The timing of these continuous feed asset additions will be determined by market demand. It is expected that funds necessary for these expenditures will be generated internally, and through available credit facilities.

     Gross trade accounts receivable of $56.5 million at April 30, 1999 increased $18.5 million (49%) from April 30, 1998. The April 30, 1999 amount includes the March 1999 acquisition of Pressure Systems. Exclusive of the acquisition, gross accounts receivable were flat compared to April 30, 1998. Days' sales outstanding in gross accounts receivable is negatively impacted by the traditionally longer payment cycle outside the United States. Additionally, longer payment terms are sometimes negotiated on large system orders. Management does not believe these timing issues will present a material adverse impact on the Company's short-term liquidity requirements.

     Inventory of $47.8 million at April 30, 1999 represents an increase of $10.8 million (29%) compared to April 30, 1998. Excluding the March 1999 Pressure Systems acquisition, inventories increased $7.8 million (21%) compared to April 30, 1998. Approximately $5 million of this increase is inventory for the continuous feed "Fresher Under Pressure" technology. Certain products manufactured by the Company's robotics and automation divisions require an extended manufacturing period, and therefore involve higher levels of work in process.

Quantitative and Qualitative Disclosures About Market Risk:

     Market risk exists in the Company's financial instruments related to an increase in interest rates as well as adverse changes in foreign exchange rates relative to the U.S. dollar. These exposures are related to the daily operations of the Company.

     Interest Rate Exposure - At April 30, 1999 the Company had $69.2 million in interest bearing debt. Of this amount $21.3 million was fixed rate debt with interest rates ranging from 4.75% to 7.2% per annum. The remaining debt of $47.9 million was variable with $40.5 million of this total bearing a rate of LIBOR + 1% or 5.94% at April 30, 1999. The majority of the remaining floating rate debt was at prime, 7.75%. See Note 8 to the Consolidated Financial Statements for additional contractual information on the Company's debt obligations. At April

30, 1999 the fair value of the Company's debt approximates the carrying amount on the Consolidated Balance Sheet. Market risk is estimated as the potential for interest rates to increase 10% on the variable rate debt. A 10% increase in interest rates would result in an approximate additional annual charge to the Company's pretax profits and cash flow of $275,000. At April 30, 1999 the Company had no derivative instruments to offset the risk of interest rate changes. The Company may choose to use derivative instruments, such as interest rate swaps, to manage the risk associated with interest rate changes.

     Foreign Currency Exchange Rate Risk - The Company transacts business in various foreign currencies, primarily the Canadian dollar, the German mark, the Japanese yen, the New Taiwan dollar, and the Swedish crown. The assets and liabilities of its foreign operations, with functional currencies other than the U.S. dollar, are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. Aggregate transaction gains and losses included in the determination of net income have not been material. Based on the Company's overall currency rate exposure at April 30, 1999, a near-term 10% appreciation or depreciation of the U.S. dollar would have an insignificant effect on the Company's financial position, results of operations and cash flows over the next fiscal year. At April 30, 1998, a near-term 10% appreciation or depreciation of the U.S. dollar was also determined to have an insignificant effect.

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

The estimated costs of these efforts are $250,000 and are not expected to be material to the Company's financial position or any of its financial results from operations. There can however be no assurance to this effect. To date, no other Information Technology projects that have a material effect on the Company's operations have been deferred.

Software Sold to Customers: The Company develops its own proprietary software that controls the functions of some of its machines. The Company also sells software or other electronic control devices purchased from third party vendors. The Company believes that it has substantially identified and resolved all potential Year 2000 issues with any of its software products. However, the Company believes that it is not possible to determine with complete certainty that its products are entirely Year 2000 ready. As with most software, it is dependent upon hardware and other operating systems that are provided by other third party vendors not under the Company's control.

Internal Infrastructure: The Company is in the process of reviewing all of its equipment that is used in the receiving, manufacturing, and shipping of its products as well as its copiers, fax machines, elevators, telephone systems and other equipment used to maintain daily operations. To date, the Company has not identified any material issues that would affect the ongoing operations. The Company is on schedule with its review of these systems and does not expect any required modifications to have a material adverse effect on its future financial results. However, the Company is continuing to monitor the process and this estimate will be revised if additional material information is discovered.

Suppliers: The Company initiated communications with all of its critical suppliers in April 1998. The form of this communication was by questionnaire designed to determine the Year 2000 readiness of the suppliers' business systems. In addition, the Company has met in person with the Company's primary suppliers to review year 2000 readiness. The Company is in the process of evaluating supplier responses. Based upon responses to date, the Company believes that its critical suppliers will be Year 2000 ready and does not currently expect any adverse effects on its daily operations. While the Company does not expect any material adverse effects, the Company can provide no assurance that these suppliers will resolve all of their Year 2000 issues on a timely basis. The Company will continue to monitor this process and revise its expectations as needed.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 131 ("FAS 131"), "Disclosures about Segments of an Enterprise and Related Information" is effective beginning in fiscal 1999. FAS 131 requires the Company to report information about operating segments both annually as well as condensed data quarterly. Operating segments are determined based upon the manner in which internal financial information is produced and evaluated. Additionally certain geographical information is required regardless of how internal financial information is generated. Based on the reporting structure of the Company, management believes the Company operates within geographic segments only and has adopted FAS 131 accordingly.

     Statement of Financial Accounting Standards No. 133, ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities", is effective beginning in fiscal 2001, with early adoption permitted. FAS 133 standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the financial statements and measure them at fair value. The Company is currently reviewing the requirements of FAS 133 and assessing its impact on the Company's financial statements. The Company has not made a decision regarding the period of adoption.

     Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use", is effective beginning in fiscal 2000. SOP 98-1 requires companies to capitalize the cost of computer software developed or obtained for internal use. The adoption of SOP 98-1 is not expected to have a material impact on the Company.

     Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-up Activities", is effective beginning in fiscal 2000. SOP 98-5 requires companies to expense costs associated with start-up operations, including costs previously deferred. The adoption of SOP 98-5 is not expected to have a material impact on the Company.

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

                                                    /s/ Stephen D. Reichenbach
                                                    --------------------------
                                                        Stephen D. Reichenbach
                                           Executive Vice President, Treasurer
                                                   and Chief Financial Officer
--------------------------------------------------------------------------------

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------------------------------

     The following consolidated financial statements are filed as a part of this report:

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                            PAGE IN THIS REPORT
-----------------------------------------------------------------------------------------
Report of Independent Accountants                                             27

Consolidated Balance Sheets at April 30, 1999 and 1998                        28

Consolidated Statements of Income for each of the three
  years in the period ended April 30, 1999                                    29

Consolidated Statements of Cash Flows for each of
  the three years in the period ended April 30, 1999                          30

Consolidated Statements of Stockholders'
  Equity for each of the three years in the period
  ended April 30, 1999                                                        32

Notes to Consolidated Financial Statements                                    33


FINANCIAL STATEMENT SCHEDULES

Schedule VIII   Valuation and Qualifying Accounts                             51

        All other schedules are omitted because they are not applicable.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Flow International Corporation


     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Flow International Corporation and its subsidiaries at April 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1999, in conformity with generally accepted accounting principles. In addition, in our opinnion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS  LLP
Seattle, Washington
June 3, 1999

                         FLOW INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                              April 30,
                                                                                       -------------------------
                                                                                          1999           1998
                                                                                       ----------     ----------
ASSETS:
Current Assets:
   Cash                                                                                 $10,403         $3,006
   Trade Accounts Receivable, less
     allowances for doubtful accounts of $766 and $669, respectively                     55,783         37,359
   Inventories, net                                                                      47,771         36,976
   Deferred Income Taxes                                                                  1,658          2,493
   Other Current Assets                                                                   4,849          7,846
                                                                                       -------------------------
Total Current Assets                                                                    120,464         87,680

Property and Equipment, net                                                              17,723         11,992
Intangible Assets, net of accumulated amortization of
    $7,000 and $5,546, respectively                                                      36,211         16,561
Deferred Income Taxes                                                                     1,314          1,562
Other Assets                                                                              3,440          3,386
                                                                                       -------------------------
                                                                                       $179,152       $121,181
                                                                                       -------------------------
                                                                                       -------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
   Notes Payable                                                                       $    419         $1,450
   Current Portion of Long-Term Obligations                                               4,185          5,455
   Accounts Payable                                                                      18,411         11,338
   Accrued Payroll and Related Liabilities                                                6,801          5,428
   Other Accrued Taxes                                                                      851            374
   Deferred Revenue                                                                       2,888            102
   Other Accrued Liabilities                                                              6,916          3,670
                                                                                       -------------------------
Total Current Liabilities                                                                40,471         27,817
Long-Term Obligations                                                                    64,614         32,076
Customer Deposits                                                                         8,931
Commitments and Contingencies (Note 13)
Minority Interest                                                                         1,114             93

Stockholders' Equity:
   Series A 8% Convertible Preferred Stock -
     $.01 par value, 1,000,000 shares authorized, none issued

   Common Stock - $.01 par value, 20,000,000 shares authorized,
     14,665,700 shares outstanding at April 30, 1999
     14,846,908 shares outstanding at April 30, 1998                                        147            148
   Capital in Excess of Par                                                              40,260         39,925
   Retained Earnings                                                                     28,037         23,749
   Cumulative Translation Adjustment                                                     (3,882)        (2,286)
   Unrealized loss on equity securities available for sale                                 (540)          (341)
                                                                                       -------------------------
Total Stockholders' Equity                                                               64,022         61,195
                                                                                       -------------------------
                                                                                       $179,152       $121,181
                                                                                       -------------------------
                                                                                       -------------------------

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                          FLOW INTERNATIONAL CORPORATION
                         CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share amounts)

                                                       YEAR ENDED APRIL 30,
                                             ---------------------------------------
                                                1999           1998 *         1997
                                             ---------      ----------     ---------
Revenue:
   Sales                                     $ 148,202      $ 149,414      $ 135,908
   Services                                          -          6,423         19,515
   Rentals                                           -          3,645         12,770
                                             ---------------------------------------
Total Revenues                                 148,202        159,482        168,193
                                             ---------------------------------------

Cost of Sales:
   Sales                                        82,971         88,291         80,735
   Services                                          -          5,887         14,657
   Rentals                                           -          1,099          6,650
                                             ---------------------------------------
Total Cost of Sales                             82,971         95,277        102,042
                                             ---------------------------------------

Gross Profit                                    65,231         64,205         66,151
                                             ---------------------------------------

Expenses:
   Marketing                                    24,847         23,972         27,173
   Research and Engineering                     12,396         10,253          8,749
   General and Administrative                   14,888         14,885         16,432
   Restructuring                                     -          4,910          8,951
                                             ---------------------------------------
                                                52,131         54,020         61,305
                                             ---------------------------------------

Operating Income                                13,100         10,185          4,846

Interest Expense, net                           (3,177)        (3,246)        (3,837)
Other Expense, net                                (587)          (434)           (46)
                                             ---------------------------------------

Income Before Provision for Income Taxes         9,336          6,505            963
Provision for Income Taxes                       2,614          1,702            238
                                             ---------------------------------------

Net Income                                   $   6,722      $   4,803      $     725
                                             ---------------------------------------
                                             ---------------------------------------

Basic Earnings Per Share                     $     .46      $     .33      $     .05
                                             ---------------------------------------
                                             ---------------------------------------
Diluted Earnings Per Share                   $     .45      $     .32      $     .05
                                             ---------------------------------------
                                             ---------------------------------------

* SEE NOTE 4 WHICH DESCRIBES THE DISPOSITION OF CERTAIN BUSINESS UNITS DURING FISCAL 1998

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                        FLOW INTERNATIONAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                   Year Ended April 30,
                                                                           ----------------------------------------
                                                                               1999           1998 *        1997
                                                                              -----          ------         ----
Cash Flows from Operating Activities:
 Net Income                                                                  $  6,722      $  4,803      $    725
 Adjustments to Reconcile Net Income to Cash
  Provided by Operating Activities:
  Depreciation and Amortization                                                 4,882         4,369         7,472
  Restructuring provision                                                                     4,910         8,951
  Provision for losses on trade accounts receivable                               373           508           704
  Tax effect of exercised stock options                                           218           373           284
  Other                                                                                                        92
  (Increase) Decrease in Operating Assets and Liabilities,
         net of effects of business combinations and restructuring:
        Trade Accounts Receivable                                              (4,201)      (13,007)       (5,960)
        Inventories                                                            (4,707)       (2,377)       (3,946)
        Other Current Assets                                                    3,798        (3,078)          (46)
        Deferred Income Taxes                                                     835         2,265        (2,793)
        Accounts Payable                                                        4,423         2,009          (469)
        Accrued Payroll and Related Liabilities                                 1,168         1,562           622
        Other Accrued Taxes                                                        20          (515)          549
        Deferred Revenue                                                        2,684           102
        Other Accrued Liabilities                                             (14,586)          (31)         (878)
        Other Long-Term Assets                                                    188           778        (1,165)
        Other Long-Term Liabilities                                             1,065            38          (484)
                                                                             --------      --------      --------
  Cash provided by operating activities                                         2,882         2,709         3,658
                                                                             --------      --------      --------
Cash Flows from Investing Activities:
  Expenditures for property and equipment                                      (8,200)       (6,600)       (9,153)
  Investment in equity securities                                                                          (1,500)
  Payment for business combinations, net of cash acquired                     (13,564)       (7,735)
  Proceeds from sale of certain business units                                               31,189
  Other                                                                           (44)         (186)          462
                                                                             --------      --------      --------
  Cash (used) provided by investing activities                                (21,808)       16,668       (10,191)
                                                                             --------      --------      --------
Cash Flows from Financing Activities:
  Borrowings under line of credit agreements, net                              33,594       (24,512)        8,585
  Proceeds from long-term obligations                                                         8,544           184
  Payments of long-term obligations                                            (3,357)       (1,389)       (2,399)
  Proceeds from issuance of common stock                                          948         1,789           550
  Common stock repurchased                                                     (3,266)            -          (873)
                                                                             --------      --------      --------
  Cash provided (used) by financing activities                                 27,919       (15,568)        6,047
                                                                             --------      --------      --------
Effect of exchange rate changes                                                (1,596)       (3,282)         (880)
                                                                             --------      --------      --------
Increase (decrease) in cash and cash equivalents                                7,397           527        (1,366)
Cash and cash equivalents at beginning of period                                3,006         2,479         3,845
                                                                             --------      --------      --------
Cash and cash equivalents at end of period                                   $ 10,403      $  3,006      $  2,479
                                                                             --------      --------      --------
                                                                             --------      --------      --------

* SEE NOTE 4 WHICH DESCRIBES THE DISPOSITION OF CERTAIN BUSINESS UNITS DURING FISCAL 1998

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                         FLOW INTERNATIONAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (In thousands)

                                                                                 Year Ended April 30,
                                                                         ------------------------------------
                                                                           1999          1998          1997
                                                                         --------      --------      --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash paid during the year for
    Interest                                                             $  3,175      $  3,504      $  3,707
    Income Taxes                                                              569         1,656         2,091

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Fair value of assets acquired (Note 2)                                   $ 43,703      $ 10,144
Net Cash paid, stock issued and notes assumed for assets acquired         (13,564)       (7,466)
                                                                         --------      --------
Liabilities assumed                                                      $ 30,139      $  2,678

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                         FLOW INTERNATIONAL CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                                                                Loan to
                                                                                               Employee
                                            Common Stock                                         Stock    Unrealized
                                         -------------------   Capital              Cumulative Ownership   Loss On       Total
                                                        Par  In Excess   Retained  Translation  Plan and    Equity   stockholder's
                                          Shares      Value     of Par   Earnings   Adjustment    Trust   Securities    equity
                                         -----------------------------------------------------------------------------------------

Balances, April 30, 1996                  14,510       $145    $37,359    $18,667       $981       $(92)                $57,060

Components of Comprehensive Income:
    Net Income                                                                725                                           725
    Unrealized Loss on Equity Securities
        Available for Sale, Net of Tax                                                                       (205)         (205)
    Cumulative Translation Adjustment                                                   (880)                              (880)
                                                                                                                       -----------
Total Comprehensive Loss                                                                                                   (360)
                                                                                                                       -----------

Exercise of Stock Options                    141          1        549                                                      550
Repurchase of Common Stock                   (67)        (1)      (164)      (333)                                         (498)
Other                                        (39)                   22       (113)                   92                       1
                                         -----------------------------------------------------------------------------------------
Balances, April 30, 1997                  14,545        145     37,766     18,946        101          -      (205)       56,753

Components of Comprehensive Income:
    Net Income                                                              4,803                                         4,803
    Unrealized Loss on Equity Securities
        Available for Sale, Net of Tax                                                                       (136)         (136)
    Cumulative Translation Adjustment                                                 (2,387)                            (2,387)
                                                                                                                       -----------
Total Comprehensive Income                                                                                                2,280
                                                                                                                       -----------
Exercise of Stock Options                    302          3      1,786                                                    1,789
Other                                                              373                                                      373
                                         -----------------------------------------------------------------------------------------
Balances, April 30, 1998                  14,847        148     39,925     23,749     (2,286)         -      (341)       61,195


Components of Comprehensive Income:
    Net Income                                                              6,722                                         6,722
    Unrealized Loss on Equity Securities
        Available for Sale, Net of Tax                                                                       (199)         (199)
    Cumulative Translation Adjustment                                                 (1,596)                            (1,596)
                                                                                                                       -----------
Total Comprehensive Income                                                                                                4,927
                                                                                                                       -----------
Exercise of Stock Options                    155          2        946                                                      948
Repurchase of Common Stock                  (336)        (3)      (829)    (2,434)                                       (3,266)
Other                                                              218                                                      218
                                         -----------------------------------------------------------------------------------------
Balances, April 30, 1999                  14,666       $147    $40,260    $28,037    $(3,882)         -     $(540)      $64,022
                                         -----------------------------------------------------------------------------------------
                                         -----------------------------------------------------------------------------------------

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    For the three years ended April 30, 1999
       (All tabular dollar amounts in thousands, except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
--------------------------------------------------------------------------------

PRINCIPLES OF CONSOLIDATION

     The Consolidated Financial Statements include Flow International Corporation, ("Flow" or the "Company"), and its wholly-owned subsidiaries, Flow Europe GmbH ("Flow Europe"), Foracon Maschinen und Anlagenbau GmbH & CO.KG ("Foracon"), Flow Asia Corporation ("Flow Asia"), Flow Automation Inc. ("Flow Automation"), Flow Software Technologies Ltd. ("Flow Software"), Flow Pressure Systems Vasteras AB ("Pressure Systems"), Flow Holdings GmbH (SAGL) Limited Liability Company ("Flow Switzerland"), and three joint ventures, Flow Autoclave Inc. ("Flow Autoclave"), a 50% owned joint venture and two majority owned joint ventures including Flow Japan Corporation ("Flow Japan"). In addition, periods through the first quarter of fiscal 1998 included the wholly-owned subsidiaries Rampart Waterblast, Inc., Spider Staging Corporation ("Spider"), Power Climber and affiliated companies ("Power Climber") as well as a joint venture, Consortium Europeen du Materiel ("CEM") and the HydroMilling division, collectively ("Access and Services") (see Note 4). All significant intercompany transactions have been eliminated.

OPERATIONS

     The Company develops and manufactures ultrahigh-pressure ("UHP") waterjet cutting, cleaning and specialized robotic systems for the manufacturing, industrial and marine cleaning markets. The Company provides products to a wide variety of industries, including the automotive, aerospace, disposable products, food processing, job shop, marble, tile and other stone cutting, and paper industries. In addition, the Company provides isostatic presses to the automotive and aerospace industry and UHP processing equipment for food. Equipment is designed, developed, and manufactured at the Company's principal facilities in Kent, Washington, and at manufacturing facilities in Bretton and Darmstadt Germany, Burlington, Canada, Hsinchu Taiwan, Jeffersonville, Indiana, and Vasteras, Sweden. The Company markets its products to customers worldwide through its principal offices in Kent and its subsidiaries in Canada, Germany, Japan, Sweden, Switzerland, Taiwan, and the United Kingdom.

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

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets, which range from three to eleven years for machinery and equipment; three to nine years for furniture and fixtures and 19 years for buildings. Leasehold improvements are amortized over the related lease term.

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

TREASURY STOCK

     During fiscal 1999, the Company changed incorporation from Delaware to Washington State. Under Washington State law, Treasury Stock is not recognized. Accordingly, the Company retired all Treasury Stock during fiscal 1999 and the financial statements reflect this change in all periods presented.

BASIC AND DILUTED EARNINGS PER SHARE

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

     The following table sets forth the computation of Basic and Diluted earnings per share for the years ended April 30, 1999, 1998 and 1997.

                                                     Year Ended April 30,
                                                 1999       1998         1997
                                              ---------------------------------
Numerator:
     Net income                                $ 6,722     $ 4,803     $   725

Denominator:

     Denominator for basic earnings
       per share - weighted average shares      14,730      14,707      14,561

     Dilutive potential common shares from
       employee stock options                      329         330         371
                                              ----------------------------------

     Denominator for diluted earnings
       per share - weighted average shares
       and assumed conversions                  15,059      15,037      14,932

Basic earnings per share                       $   .46     $   .33     $   .05

Diluted earnings per share                     $   .45     $   .32     $   .05

INTANGIBLE ASSETS

     Intangible assets consisting primarily of acquired technology, patents and goodwill are amortized on a straight-line basis over fifteen years.

FOREIGN CURRENCY TRANSLATION

     The functional currency of Flow Asia is the New Taiwan dollar; of Flow Automation, the Canadian dollar; of Flow Europe and Foracon, the German mark; of Flow Japan, the Japanese yen; of Power Climber N.V. (part of Power Climber), the Belgian franc, and of Pressure Systems, the Swedish crown.. The functional currency of Flow Europe was converted from the U.S. dollar to the German mark as of the beginning of fiscal 1998. The acquisition of Foracon by Flow Europe in May 1997 made this change preferable. All assets and liabilities of these foreign subsidiaries are translated at year-end rates. Income and expense accounts of the foreign subsidiaries are translated at the average rates in effect during the year. Adjustments resulting from the translation of Flow Asia, Flow Automation, Flow Europe, Foracon, Flow Japan, Power Climber N.V., and Pressure Systems financial statements are recorded in the cumulative translation adjustment account in the stockholders' equity section of the accompanying Consolidated Balance Sheets.

     At times the Company utilizes forward exchange contracts and local currency borrowings to hedge its exposure to exchange rate fluctuations in connection with monetary assets and liabilities held in foreign currencies. The Company held no forward exchange contracts at April 30, 1999 or 1998. For the years ended April 30, 1999, 1998 and 1997 a net foreign exchange loss of $104,000, $75,000 and $590,000, respectively, is included in Other Expense, net, in the accompanying Consolidated Statements of Income.

CASH EQUIVALENTS

     For the purposes of the Consolidated Statements of Cash Flows, the Company considers short-term investments with original or remaining maturities from the date of purchase of three months or less, if any, to be cash equivalents.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

     All financial instruments on the balance sheet as of April 30, 1999 and 1998 are valued at cost which approximates fair value with the exception of the Company's investment in Phenix Composites, Incorporated, ("Phenix") (see
Note 5).

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

MINORITY INTERESTS IN JOINT VENTURES

     The Company includes income or expense associated with the minority interest in joint ventures as part of Other Expense, net in the accompanying Consolidated Statements of Income.

RECLASSIFICATIONS

Certain 1998 and 1997 amounts have been reclassified to conform with the 1999 presentation. These reclassifications had no effect on previously reported net income.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 131 ("FAS 131"), "Disclosures about Segments of an Enterprise and Related Information" is effective beginning in fiscal 1999. FAS 131 requires the Company to report information about operating segments both annually as well as condensed data quarterly. Operating segments are determined based upon the manner in which internal financial information is produced and evaluated. Additionally certain geographical information is required regardless of how internal financial information is generated. Based on the reporting structure of the Company, management believes the Company operates within geographic segments only and has adopted FAS 131 accordingly.

     Statement of Financial Accounting Standards No. 133, ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities", is effective beginning in fiscal 2001, with early adoption permitted. FAS 133 standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the financial statements and measure them at fair value. The Company is currently reviewing the requirements of FAS 133 and assessing its impact on the Company's financial statements. The Company has not made a decision regarding the period of adoption.

     Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use", is effective beginning in fiscal 2000. SOP 98-1 requires companies to capitalize the cost of computer software developed or obtained for internal use. The adoption of SOP 98-1 is not expected to have a material impact on the Company.

     Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-up Activities", is effective beginning in fiscal 2000. SOP 98-5 requires companies to expense costs associated with start-up operations, including cost previously deferred. The adoption of SOP 98-5 is not expected to have a material impact on the Company.

NOTE 2 - BUSINESS COMBINATIONS:
--------------------------------------------------------------------------------

     In March 1999 the Company acquired all of the stock of Pressure Systems from Asea Brown Boveri AB ("ABB"). In addition the Company purchased a 50% ownership in Flow Autoclave from an ABB subsidiary. Pressure Systems manufactures pressure vessels used in batch UHP food processing, a complementary product to the Company's continuous flow food processing technology, as well as isostatic and flex forming presses for the aerospace and automotive industry. Flow Autoclave is the domestic distributor for the Pressure Systems product. Total cash consideration for the above two acquisitions was $22.8 million. The difference between the net fair market value of assets acquired and consideration given totaled $21.1 million and has been recorded as an intangible. Operating results have been included in the Consolidated Financial Statements from the date of acquisition based upon the purchase method of accounting.

     In May 1997 the Company purchased the stock of Foracon. Foracon supplies UHP and related systems to the European market. In April 1998 the Company purchased substantially all the assets and selected liabilities of CIS Robotics Inc. and the stock of Flow Software. These companies develop software used to program industrial robots as well as provide, as a service, industrial robot programming.

     Total cash consideration for the above two acquisitions was $6.9 million. The difference between the net fair market value of assets acquired and consideration given totaled $6.3 million and has been recorded as an intangible. Results have been included in the Consolidated Financial Statements from the date of acquisition based upon the purchase method of accounting. Unaudited pro forma results are not presented as they are not materially different from the results reported in the Consolidated Financial Statements.

     During fiscal 1998 the Company invested an additional $800,000 to increase its ownership in two joint ventures, Flow Japan and HydroDynamic Cutting Services.

NOTE 3 - PRO FORMA FINANCIAL INFORMATION (UNAUDITED):
--------------------------------------------------------------------------------

     Pressure Systems was a small subsidiary of ABB. Consistent with ABB policy, Pressure Systems was subject to various intercompany charges, many of which will not be recurring in the future. These charges are included in the pro forma financial information below.

     If Pressure Systems had been acquired at the beginning of the years ended April 30, 1999 and 1998, the results of operations of the Company would be adjusted as follows on a pro forma basis. Total revenues would have been $170.3 million and $189.8 million for the years ended April 30, 1999 and 1998, respectively. Net income for the years ended April 30, 1999 and 1998 would have been $4.8 million and $1.5 million, respectively, Basic earnings per share would have been $.33 and $.10, respectively, and Diluted earnings per share would have been $.32 and $.10, respectively. The adjustments to net income for the years ended April 30, 1999 and 1998 include additional interest expense of $1.1 million and $1.2 million, respectively, and additional goodwill amortization of $1.3 million and $1.4 million, respectively. The pro forma consolidated financial information is presented for information purposes only, does not take into account savings that may have been realized from the combination of the Company and Pressure Systems, and is not indicative of the actual consolidated financial position or results of operations in the future. Pressure Systems utilized the completed contract method of revenue recognition during the year ended April 30, 1998 and through the second quarter of the year ended April 30, 1999.

NOTE 4 - BUSINESS DIVESTITURE:
--------------------------------------------------------------------------------

     During the second quarter of fiscal 1998 the Company sold its Access and Services operations. The Company recorded a $4.9 million restructuring provision during fiscal 1998 associated with this sale. The primary components of this expense were: write down of assets to net realizable value, $4 million; probable future obligations associated with the sale, $900,000. In addition, during fiscal 1997 the Company recorded a $9 million restructuring provision associated with the then proposed divestiture. The primary components of this expense were: write down of assets to net realizable value, $7.4 million; restructuring costs to be incurred in fiscal 1998, $1.3 million; restructuring costs incurred during fiscal 1997, $300,000. These charges are included as a separate component of operating expenses in the accompanying Consolidated Statements of Income.

     At April 30, 1998 the Company had $860,000 in asset valuation guarantee reserves related to the sale. During the year ended April 30, 1999 the Company utilized the reserve for $860,000 with no other adjustment to the reserve during the year.

The following table summarizes the operating results of the Access and Services operations, excluding the restructuring provisions, for the year ended April 30:

                                     1998             1997
                                     ----             ----
Revenue                           $16,850          $55,761
Gross Profit                        5,427           19,516
Operating Income                    1,730            4,593
Pretax Income                       1,353            3,628

NOTE 5 - RELATED PARTY TRANSACTIONS:
--------------------------------------------------------------------------------

     In August 1992, the Company entered into a stock purchase agreement with Phenix and contributed cash and certain equipment valued at cost. The book value of the investment is $484,000 at April 30, 1999 and 1998 and is being accounted for under the cost method. Currently, the Company's CEO and president is a member of the board of directors of Phenix.

     During fiscal 1997 the Company purchased 369,791 shares or 3.1% of Western Garnet International Ltd. ("Western Garnet") for $1.5 million. Western Garnet is publicly traded on the Toronto stock exchange. This investment was made to secure a long-term relationship with the Company's supplier of its high quality garnet. Garnet is sold by the Company as a consumable used in abrasivejet cutting. The Company classifies this investment as available-for-sale under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Based on the April 30, 1999 closing stock price of Western Garnet, the Company recorded a tax-affected unrealized loss of $540,000 which is reflected in the equity section of the accompanying Consolidated Balance Sheets. Currently, the Company's CEO and president is a member of the board of directors of Western Garnet.

NOTE 6 - INVENTORIES:
--------------------------------------------------------------------------------

Inventories consist of the following:

                                              April 30,
                                           1999        1998
                                         ---------------------
     Raw Materials and Parts              $29,090     $23,617
     Work in Process                       11,223       9,312
     Finished Goods                         9,772       6,574
                                         ---------------------
                                           50,085      39,503
     Less: Provisions for Slow-Moving
        and Obsolete Inventory              2,314       2,527
                                         ---------------------
                                          $47,771     $36,976
                                         ---------------------
                                         ---------------------

NOTE 7 - PROPERTY AND EQUIPMENT:
--------------------------------------------------------------------------------

Property and equipment are as follows:

                                                          April 30,
                                                       1999        1998
                                                    ---------------------
     Land and Buildings                              $   461     $   461
     Machinery and Equipment                          25,845      23,674
     Furniture and Fixtures                            2,646       2,323
     Leasehold Improvements                            8,588       6,902
     Construction in Progress                          3,620         261
                                                    ---------------------
                                                      41,160      33,621
     Less:
       Accumulated Depreciation and Amortization      23,437      21,629
                                                    ---------------------
                                                     $17,723     $11,992
                                                    ---------------------
                                                    ---------------------

NOTE 8 - LONG-TERM OBLIGATIONS AND NOTES PAYABLE:
--------------------------------------------------------------------------------

Long-term obligations are as follows:

                                                          April 30,
                                                      1999        1998
                                                    ---------------------
     Flow Line of Credit                             $44,070     $12,414
     Private Debt Placement                           15,000      15,000
     Term Loans Payable                                9,729      10,117
                                                    ---------------------
                                                      68,799      37,531
     Less: Current Portion                             4,185       5,455
                                                    ---------------------
                                                     $64,614     $32,076
                                                    ---------------------
                                                    ---------------------

Current notes payable are as follows:

                                                          April 30,
                                                        1999       1998
                                                    ---------------------
     Flow Japan Notes Payable                        $   419     $   756
     Flow Automation Notes Payable                                   430
     Other Notes Payable                                             264
                                                    ---------------------
                                                     $   419     $ 1,450
                                                    ---------------------
                                                    ---------------------

     In August 1998 the Company renegoiated its Credit Agreement. The Company's Credit Agreement provides for a revolving line of credit of up to $75 million, with two financial institutions, which expires on September 30, 2003. The amount that can be borrowed is limited based on certain debt covenant restrictions. Interest rates under the Credit Agreement are at the bank's prime rate or are linked to LIBOR, at the Company's option. The funded debt ratio determines the LIBOR based interest rate. The Company has borrowed $44.1 million under the Credit Agreement as of April 30, 1999, of which $3.6 million carries an interest rate of prime and the remainder carries an interest rate of LIBOR + 1%. Prime at April 30, 1999 was 7.75% and

LIBOR was 4.94%. The Company pays 0.1% as an unused commitment fee. As of April 30, 1999, the Company had less than $1 million of available domestic unused line of credit.

     The Private Debt Placement is a 10-year note with seven equal principal payments beginning in September 1999. The Company pays interest semi-annually at a fixed rate of 7.2%. The Credit Agreement and Private Debt Placement are collateralized by a general lien on all of the Company's assets. The Company is required to comply with certain covenants relating to the Credit Agreement and Private Debt Placement including restrictions on dividends and transactions with affiliates, limitations on additional indebtedness, and maintenance of tangible net worth, working capital, fixed charge coverage, funded debt and debt service ratios. The covenants were amended in conjunction with the acquisition of Pressure Systems. As of April 30, 1999, the Company was in compliance with all such covenants, as amended.

     Included in Term Loans Payable are the following:

     A German mark denominated loan of $6.2 million. The Company's principal bank has issued a $9.4 million standby letter of credit to the Company's German bank, to secure a credit facility for use by Flow Europe. Principal and interest is payable monthly at a rate of 4.6% through fiscal 2003. At April 30, 1999, Flow Europe had an unused $3.2 million credit facility.

     A secured Japanese yen denominated loan of $3.1 million. Principal and interest is payable monthly at a range of 2.2% to 2.3% through fiscal 2003.

     An unsecured $149,000 note to a previous owner of Power Climber in conjunction with the acquisition of assets. The note requires monthly payment of principal and interest, at 7.25%, through fiscal 2003.

     Current notes payable include:

     A 100 million Japanese yen standby letter of credit has been issued by the Company's principal bank to the Company's Japanese bank, to secure a credit facility for use by Flow Japan. The notes payable by Flow Japan are denominated in Japanese yen at interest rates ranging from 1.4% to 1.6% at April 30, 1999. As of April 30, 1999 Flow Japan had an unused $419,000 credit facility.

     The Flow Automation credit facility is collateralized by trade accounts receivable and inventory, and is denominated in Canadian dollars at an interest rate of Canadian prime plus 1.25%. Flow Automation has approximately $619,000 dollars in unused credit facilities at April 30, 1999.

     Principal payments under long-term obligations for the next five years and thereafter are as follows: $4,185,000 in 2000, $4,161,000 in 2001,
$4,161,000 in 2002, $2,648,000 in 2003, $49,355,000 in 2004, and $4,289,000
thereafter.

NOTE 9 - INCOME TAXES:
--------------------------------------------------------------------------------

The components of consolidated income before income taxes and the provision for income taxes are as follows:

                                                                Year Ended April 30,
                                                   ---------------------------------------------
                                                     1999              1998              1997
                                                   ----------       ----------        ----------

 Income (Loss) Before Income Taxes:
   Domestic                                          $5,753           $3,237            $2,509
   Foreign                                            3,583            3,268            (1,546)
                                                   ----------       ----------        ----------
   Total                                             $9,336           $6,505            $  963
                                                   ----------       ----------        ----------
                                                   ----------       ----------        ----------

         The provision for income taxes comprises:

                                                                       Year Ended April 30,
                                                           ---------------------------------------------
                                                              1999             1998             1997
                                                           ----------       ----------       ----------
 Current Tax Expense (Benefit):
   Domestic                                                    $ 443           $ (135)        $   1,952
   State and Local                                               255              219               261
   Foreign                                                       589              400               476
                                                           ----------       ----------       ----------
   Total                                                       1,287              484             2,689
  Deferred Tax Expense (Benefit)                               1,327            1,218            (2,451)
                                                           ----------       ----------       ----------
 Total Provision for Income Taxes                             $2,614           $1,702            $  238
                                                           ----------       ----------       ----------
                                                           ----------       ----------       ----------

         Net deferred tax assets (liabilities) comprise the following:

                                                               April 30, 1999           April 30, 1998
                                                               --------------           --------------
 Fixed assets                                                    $  469                    $  471
 Obsolete inventory provisions                                      325                       513
 Restructuring charge                                                96                       292
 Net operating loss carryover                                     2,348                     3,712
 Subpart F income                                                   369                       228
 Foreign taxes                                                     (747)                     (781)
 Accounts receivable allowances                                      94                       108
 Inventory capitalization                                            94                        92
 AMT Credits                                                        897                     1,076
 All other                                                          415                       192
                                                                ---------                 ---------
      Subtotal                                                    4,360                     5,903
 Valuation allowance                                             (1,388)                   (1,848)
                                                                ---------                 ---------
 Total Net Deferred Taxes                                        $2,972                    $4,055
                                                                ---------                 ---------
                                                                ---------                 ---------

     A reconciliation of income taxes at the federal statutory rate to the provision for income taxes is as follows:

                                                                      Year Ended April 30,
                                                        -------------------------------------------------
                                                            1999               1998              1997
                                                          --------          ---------           ---------
  Income taxes at federal statutory rate                    $3,174             $2,212               $327
  Foreign sales corporation benefit                           (244)              (327)              (228)
  Foreign operations expense                                   (36)               199               (199)
  Change in valuation allowances                              (460)              (651)                92
  State and local taxes                                        168                144                261
  Other                                                         12                125                (15)
                                                          --------          ---------           ---------
  Income tax provision                                      $2,614             $1,702             $  238
                                                          --------          ---------           ---------
                                                          --------          ---------           ---------

     As of May 1, 1999, the Company had approximately $3 million of domestic net operating loss carryforwards to offset certain Flow earnings for federal income tax purposes. Of the $3 million carryforward, approximately $2 million was currently available. An additional $943,000 becomes available in fiscal year 2000 with the remaining becoming available the following year. These net operating loss carryforwards expire in varying amounts through the year 2003.

     Due to current and expected future earnings, the Company expects increased utilization of its foreign net operating loss carryforwards of $3.2 million. Therefore, the foreign valuation allowance was reduced by a net tax affected amount of $561,000 in fiscal 1999.

     Provision has not been made for U.S. income taxes or foreign withholding taxes on $7.6 million of undistributed earnings of foreign subsidiaries. Those earnings have been and will continue to be reinvested. These earnings could become subject to additional tax if they were remitted as dividends, if foreign earnings were loaned to the Company or a U.S. affiliate, or if the Company should sell its stock in the subsidiaries. It is not practicable to estimate the amount of additional tax that might be payable on the foreign earnings; however, the Company believes that U.S. foreign tax credits would largely eliminate any U.S. tax and offset any foreign tax.

NOTE 10 - STOCK OPTIONS:
--------------------------------------------------------------------------------

     The Company has stock options outstanding under various option plans described as follows:

     1984 RESTATED STOCK OPTION PLAN (THE "1984 RESTATED PLAN"). Approved by the Company's stockholders in September 1984 and subsequently amended and restated, the 1984 Restated Plan provides for grants to employees and contractors to purchase a maximum of 1,800,000 shares of the Company's common stock. The 1984 Restated Plan allows for the grant of either incentive or nonqualified stock options.

     1987 STOCK OPTION PLAN FOR NONEMPLOYEE DIRECTORS (THE "1987 NONEMPLOYEE DIRECTORS PLAN"). Approved by the Company's stockholders in September 1987, the 1987 Nonemployee Directors Plan, as subsequently amended, provides for the automatic grant of nonqualified options for 10,000 shares of Company common stock to a nonemployee director when initially elected or appointed, and currently, the issuance of 10,000 options annually thereafter during the term of directorship.

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

     All options become exercisable upon a change in control of the Company. Options have a two-year vesting schedule, and are granted with an exercise price equal to the fair market value of the Company's Common Stock on the date of grant. The maximum term of options is 10 years from the date of grant. No compensation expense has been recorded in fiscal 1999, 1998 or 1997. The following chart summarizes the status of the options at April 30, 1999:

                                        -----------------------------------------------------------
                                                                          1991 SO
                                             1984           1987           Plan
                                           Restated     Nonemployee      and 1995
                                             Plan      Directors Plan    LTI Plan       Total
---------------------------------------------------------------------------------------------------
Number of options outstanding              181,600        380,000        1,508,194    2,069,794
Number of options vested                   181,600        368,000          914,194    1,463,794
Average  exercise  price per share          $2.66          $8.60            $8.63        $8.10
of options outstanding
---------------------------------------------------------------------------------------------------

     The Company has adopted the disclosure only provisions of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock Based Compensation". Pro forma information regarding the net income or loss as calculated under FAS 123 has been determined as if the Company had accounted for its employee stock options under the fair value method. If the Company had elected to recognize compensation costs based on the fair value at the date of grant for awards in fiscal 1999, 1998 and 1997, consistent with the provisions of FAS 123, the Company's net income (loss) and earnings (loss) per Basic and Diluted share would have been reduced to the following pro forma amounts:

                                                      Year Ended April 30:
-----------------------------------------------------------------------------------
                                                  1999         1998          1997
-----------------------------------------------------------------------------------
Income (Loss) from Continuing Operations:
    As reported                                  $6,722       $4,803          $725
    Pro forma                                    $5,034       $3,808       $(1,110)

Earnings (Loss) Per Share - Basic:
    As reported                                   $0.46        $0.33        $0.05
    Pro forma                                     $0.34        $0.26       $(0.08)

Earnings (Loss) Per Share - Diluted:
    As reported                                   $0.45        $0.32        $0.05
    Pro forma                                     $0.33        $0.25       $(0.08)
-----------------------------------------------------------------------------------

     Such pro forma disclosures may not be representative of future compensation cost because options vest over several years and additional grants are made each year.

     The weighted-average fair values at the date of grant for options granted in fiscal 1999, 1998 and 1997 were estimated using the Black-Scholes option-pricing model, based on the following assumptions: (i) no expected dividend yields for fiscal years 1999, 1998 and 1997; (ii) expected volatility rates of 47.9%, 48.9% and 47.1% for fiscal 1999, 1998 and 1997, respectively; and (iii) expected lives of 6 years for fiscal 1999, 1998 and 1997. The risk-free interest rate applied to fiscal 1999, 1998 and 1997 was 6.0%, 5.8% and 6.9%, respectively.

     The following table summarizes information about stock options outstanding at April 30, 1999:

                             -------------------------------------------------------------------------------------------
 Range of Exercise Prices          Number        Weighted-Average   Weighted-Average       Number       Weighted-Average
                               Outstanding at        Remaining         Exercise        Exercisable at       Exercise
                               April 30, 1999    Contractual Life        Price         April 30, 1999         Price
------------------------------------------------------------------------------------------------------------------------
$1.25 -  $4.99                     231,600          2.02 years           $ 2.74             231,600          $ 2.74
$5.00 -  $7.99                     422,050          4.31 years             5.96             422,050            5.96
$8.00 - $12.25                   1,416,144          7.36 years             9.61             810,144            9.46
------------------------------------------------------------------------------------------------------------------------
                     Total:      2,069,794          6.14 years           $ 8.10           1,463,794          $ 7.39
------------------------------------------------------------------------------------------------------------------------

     The following table rolls forward the stock option activity for the years ended April 30:

                                     ----------------------------------------------------------------------------------------------
                                                 1999                            1998                             1997
                                        Shares         Weighted-        Shares        Weighted-         Shares          Weighted-
                                                       Average                        Average                           Average
                                                    Exercise Price                  Exercise Price                   Exercise Price
-----------------------------------------------------------------------------------------------------------------------------------
Outstanding - beginning of year        1,903,593        $ 7.64        1,887,199         $ 6.92         1,498,825         $ 5.73

Granted during the year:                 380,100          9.59          423,700          10.21           622,195           9.41

Exercised during the year:              (155,242)         6.12         (301,648)          5.93          (140,980)          3.80

Forfeited during the year:               (58,657)         8.07         (105,658)          9.19           (92,841)          9.31
                                       ---------        ------        ---------         ------         ---------         ------

Outstanding, end of year               2,069,794        $ 8.10        1,903,593         $ 7.64         1,887,199         $ 6.92

Exercisable, end of year               1,463,794        $ 7.39        1,231,552         $ 6.51         1,027,465         $ 5.52

Weighted Average fair value of                          $ 4.26                          $ 4.37                           $ 4.59
options granted during each period:
-----------------------------------------------------------------------------------------------------------------------------------

NOTE 11 - VOLUNTARY PENSION AND SALARY DEFERRAL PLAN AND ESOP PLAN:
--------------------------------------------------------------------------------

     The Company has a 401(k) savings plan in which employees may contribute a percentage of their compensation. The Company makes contributions based on employee contributions and length of employee service. Company contributions and expenses under the plan for the years ended April 30, 1999, 1998, and 1997 were $753,000, $763,000, and $709,000, respectively.

     In September 1989, the Company established an ESOP for all employees meeting certain service requirements. During fiscal 1997 the ESOP loan was repaid and the remaining ESOP stock was distributed. Compensation and interest expense related to the ESOP of $108,000 was recorded during the year ended April 30, 1997. No such expense was incurred during fiscal 1999 or 1998. In March, 1998 the Company's Board of Directors approved termination of the ESOP.

NOTE 12 - PREFERRED SHARE RIGHTS PURCHASE PLAN:
--------------------------------------------------------------------------------

     The Board of Directors of the Company has adopted a Preferred Share Rights Purchase Plan under which a Preferred Share Purchase Right (a "Right") is attached to each share of Company common stock. The Rights will be exercisable only if a person or group acquires 20% or more of the Company's common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 20% or more of the common stock. Each Right entitles stockholders to buy one one-hundredth of a share of Series B Junior Participating Preferred Stock (the "Series B Preferred Shares") of the Company at a price of $15. If the Company is acquired in a merger or other business combination transaction, each Right will entitle its holder to purchase a number of the acquiring company's common shares having a value equal to twice the exercise price of the Right.
If a person or group acquires 20% or more of the Company's outstanding common stock, each Right will entitle its holder (other than such person or members of such group) to receive, upon exercise, a number of the Company's common shares having a value equal to two times the exercise price of the Right. Following the acquisition by a person or group of 20% or more of the Company's common stock and prior to an acquisition of 50% or more of such common stock, the Board of Directors may exchange each Right (other than Rights owned by such person or group) for one share of common stock or for one one-hundredth of a Series B Preferred Share. Prior to the acquisition by a person or group of 20% of the Company's common stock, the Rights are redeemable, at the option of the Board, for $.01 per Right. The Rights expire on July 17, 2000. The Rights do not have voting or dividend rights, and until they become exercisable, have no dilutive effect on the earnings of the Company. The Board of Directors has authorized certain changes to terms of the Preferred Share Rights Purchase Plan to take effect after April 30, 1999.

NOTE 13- COMMITMENTS AND CONTINGENCIES:
--------------------------------------------------------------------------------

     The Company rents certain facilities and equipment under agreements treated for financial reporting purposes as operating leases. The majority of leases currently in effect are renewable for periods of two to five years. Rent expense under these leases was approximately $3.4 million, $3.4 million, and $3.7 million for the years ended April 30, 1999, 1998 and 1997, respectively.

     Future minimum rents payable under operating leases for years ending April 30 are as follows:

                        Year Ending April 30,
                        ---------------------
                        2000              $  4,152
                        2001                 2,508
                        2002                 2,093
                        2003                 1,313
                        2004                   610
                  Thereafter                 2,397
                                           -------
                                           $13,073

     The Company has been subject to product liability claims primarily through Spider, its former subsidiary that was sold in September 1997. To minimize the financial impact of product liability risks and adverse judgments, product liability insurance has been purchased in amounts and under terms considered acceptable to management.

     At any point in time covered by these financial statements, there are outstanding product liability claims against the Company, and incidents are known to management that may result in future claims. Management, in conjunction with defense counsel, periodically reviews the likelihood that such product claims and incidents will result in adverse judgments, the estimated amount of such judgments and costs of defense, and accrues liabilities as appropriate.

     Recoveries, if any, may be realized from indemnitors, codefendants, insurers or insurance guaranty funds. Management, based on estimates provided by the Company's legal counsel on such claims, believes its insurance coverage is adequate.

     Management estimates the range of the Company's future exposure amounts relating to unresolved claims at April 30, 1999, aggregate from approximately $0 to $450,000.

     Included in Other Expense, net, in the years ended April 30, 1999, 1998 and 1997 are settlements of approximately $299,000, $134,000, and $161,000, respectively.


NOTE 14- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):
--------------------------------------------------------------------------------


Fiscal 1999 Quarters                                 First           Second            Third         Fourth          Total
--------------------                                 -----           ------            -----         ------          -----
Revenue                                            $36,422          $38,383          $33,554        $39,843       $148,202
Gross Profit                                        15,835           16,928           15,585         16,883         65,231
Net Income                                           1,796            2,189            1,443          1,294          6,722
Earnings Per share:
    Basic                                              .12              .15              .10            .09            .46
    Diluted *                                          .12              .15              .10            .09            .45


Fiscal 1998 Quarters                                 First           Second            Third         Fourth          Total
--------------------                                 -----           ------            -----         ------          -----
Revenue                                            $47,514          $35,162          $34,463        $42,343       $159,482
Gross Profit                                        18,060           14,686           14,467         16,992         64,205
Net Income (Loss)                                     (949)           1,804            1,810          2,138          4,803
Earnings (Loss) Per share:
    Basic *                                           (.07)             .12              .12            .14            .33
    Diluted *                                         (.07)             .12              .12            .14            .32


* The total of the four quarters does not equal the year due to rounding.

NOTE 15- FOREIGN OPERATIONS:
--------------------------------------------------------------------------------

                                           UNITED                                    OTHER      ADJUSTMENTS &
                                           STATES        EUROPE         ASIA        FOREIGN      ELIMINATIONS     CONSOLIDATED
----------------------------------------------------------------------------------------------------------------------------------
1999
----------------------------------------------------------------------------------------------------------------------------------
Revenues:
     Customers (1)                         $74,594       $42,414       $14,877       $16,317      $      -          $148,202
     Inter-area (2)                         22,917             -         1,793         1,441       (26,151)
----------------------------------------------------------------------------------------------------------------------------------
Total revenues                             $97,511       $42,414       $16,670       $17,758      $(26,151)         $148,202


Long-Lived Assets                          $21,095       $26,120        $1,870        $8,855                         $57,940

1998
----------------------------------------------------------------------------------------------------------------------------------
Revenues:
     Customers (1)                         $86,561       $36,041       $18,807       $18,073      $      -          $159,482
     Inter-area (2)                         16,772             -         3,053             -       (19,825)
----------------------------------------------------------------------------------------------------------------------------------
Total revenues                            $103,333       $36,041       $21,860       $18,073      $(19,825)         $159,482


Long-Lived Assets                          $15,924        $5,155        $1,555        $9,471                         $32,105

1997
----------------------------------------------------------------------------------------------------------------------------------
Revenues:
     Customers (1)                        $103,721       $33,845       $17,231       $13,396      $      -          $168,193
     Inter-area (2)                         17,711             -         2,293             -       (20,004)                -
----------------------------------------------------------------------------------------------------------------------------------
Total revenues                            $121,432       $33,845       $19,524       $13,396      $(20,004)         $168,193


Long-Lived Assets                          $31,006        $6,038        $1,692        $8,291                         $47,027


(1) U.S. sales to unaffiliated customers in foreign countries were $4,000,000, $5,300,000 and $7,600,000 in fiscal 1999, 1998, and 1997, respectively.
(2) Inter-area sales to affiliates represent products that were transferred between geographic areas at negotiated prices. These amounts have been eliminated in the consolidation.

                         FLOW INTERNATIONAL CORPORATION
                                  SCHEDULE VIII
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                 Additions
                                                        --------------------------
                                          Balance at     Charged to      Charged                       Balance
                                           Beginning      Costs and      to Other                      at End
Classification                             of Period      Expenses       Accounts     Deductions *    of Period
--------------                            ----------    -----------      ---------    ------------    ---------
YEAR ENDED APRIL 30:

ALLOWANCE FOR DOUBTFUL ACCOUNTS

1999                                         $  669           $373           $(22)      $ (254)        $  766
1998                                          1,008            508           (377)        (470)           669
1997                                          1,186            704                        (882)         1,008

PROVISION FOR SLOW-MOVING AND OBSOLETE INVENTORY

1999                                         $2,527           $365           $328      $  (906)        $2,314
1998                                          1,897          1,060           (224)        (206)         2,527
1997                                          2,352             83                        (538)         1,897


----------
* Write-offs of uncollectible accounts and disposal of obsolete inventory.

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

     3.   Exhibits. See subparagraph (c) below.

(b)  Reports on Form 8-K -

          Current Report on Form 8-K dated April 12, 1999.

(c)  Exhibits.


EXHIBIT
NUMBER
3.1      Articles of Incorporation, filed with the state of Washington
         October 1, 1998.

3.2      By-Laws of Flow International Corporation.

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

10.14    Credit agreement amount Flow International Corporation, as borrower,
         Bank of America National Trust and Savings Association d/b/a SeaFirst
         Bank and U.S. Bank, National Association, as lenders, and Bank of
         America National Trust and Savings Association d/b/a SeaFirst Bank as agent for lenders dated August 31, 1998.

10.15    Amendment Number One to Credit Agreement dated March 1999, between Flow
         International Corporation and Bank of America National Trust and
         Savings Association d/b/a SeaFirst Bank.

10.16    Amendment Number Two to Credit Agreement dated June 21, 1999 between
         Flow International Corporation and U.S. Bank of Washington, N.A.

10.17 Note purchase agreement dated September 1, 1995. (Incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form
         10-Q for the period ended October 31, 1995.)

10.18    First amendment to Note Purchase Agreement dated July 16, 1997.
         (Incorporated by reference to Exhibit 10.17 to the registrant's Annual
         Report on Form 10-K for the year ended April 30, 1997.)

10.19    Form of Change in Control Agreement. (Incorporated by reference to
         Exhibit 10.17 to the registrant's Annual Report on Form 10-K for the year ended April 30, 1996.)

10.20 Amended and Restated Stock Purchase Agreement dated March 31, 1999 between Asea Brown Boveri AB and Gigantissimo 2131 AB, under change of name to Flow International FPS AB. (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated April
         12, 1999.)

10.21    Asset Purchase Agreement dated March 31, 1999 between Asea Brown Boveri
         AB and Flow Holdings GmbH (SAGL) Limited Liability Company.
         (Incorporated by reference to Exhibit 2.2 to the Registrant's Current
         Report on Form 8-K dated April 12, 1999.)

10.22 Amended and Restated Stock Purchase Agreement dated March 31, 1999 among ABB Industrial Systems, Inc., Flow International Corporation, and
         AGG Autoclave Systems Inc. (Incorporated by reference to Exhibit 2.3 to the Registrant's Current Report on Form 8-K dated April 12, 1999.)



21.1     Subsidiaries of the Registrant.

23.1     Consent of Independent Accountants

27.1     Financial Data Schedule

                                                                            56

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 FLOW INTERNATIONAL CORPORATION

July 22, 1999

                                 /s/ Ronald W. Tarrant
                                 -----------------------------------------------
                                 Ronald W. Tarrant
                                 Chairman, President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the behalf of the registrant and in the capacities on this 22nd day of July, 1999

      Signature                                 Title
      ---------                                 -----

/s/ Ronald W. Tarrant            Chairman, President, Chief Executive Officer
--------------------------       (Principal Executive Officer)
Ronald W. Tarrant


/s/ Stephen D. Reichenbach       Executive Vice President,
--------------------------       Chief Financial Officer
Stephen D. Reichenbach           (Principal Financial Officer & Principal
                                 Accounting Officer)

/s/ Ronald D. Barbaro            Director
--------------------------
Ronald D. Barbaro


/s/ Daniel J. Evans              Director
--------------------------
Daniel J. Evans


/s/ Kathryn L. Munro             Director
--------------------------
Kathryn L. Munro

       Signature                                 Title
       ---------                                 -----

/s/ Arlen I. Prentice            Director
--------------------------
Arlen I. Prentice


/s/ J. Michael Ribaudo           Director
--------------------------
J. Michael Ribaudo


/s/ Kenneth M. Roberts           Director
--------------------------
Kenneth M. Roberts


/s/ Sandra F. Rorem              Director
--------------------------
Sandra F. Rorem


/s/ Dean D. Thornton             Director
--------------------------
Dean D. Thornton