Form 10-Q
period 1999-07-31
FLOW INTERNATIONAL CORP
filed 1999-09-13
CIK 713002

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1999

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

The number of shares outstanding of common stock, as of August 19, 1999:
14,702,366 shares.

                         FLOW INTERNATIONAL CORPORATION
                                     INDEX

                                                                                        PAGE
                                                                                        ----
Part I - FINANCIAL INFORMATION

    Item 1.  Condensed Consolidated Financial Statements

        Consolidated Balance Sheets -
          July 31, 1999 and April 30, 1999..............................................  3

        Condensed Consolidated Statements of Income -
          Three Months Ended July 31, 1999 and 1998.....................................  4

        Condensed Consolidated Statements of Cash Flows -
          Three Months Ended July 31, 1999 and 1998.....................................  5

        Consolidated Statements of Comprehensive Income -
          Three Months Ended July 31, 1999 and 1998.....................................  6

        Notes to Condensed Consolidated Financial Statements............................  7

    Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations.................................  9

Part II - OTHER INFORMATION

    Item 1.  Legal Proceedings..........................................................  15

    Item 2.  Changes in Securities......................................................  15

    Item 3.  Defaults Upon Senior Securities............................................  15

    Item 4.  Submission of Matters to a Vote
                 of Security Holders....................................................  15

    Item 5.  Other Information..........................................................  15

    Item 6.  Exhibits and Reports on Form 8-K...........................................  15

Signatures..............................................................................  16

                        FLOW INTERNATIONAL CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)

                                                                             July 31,          April 30,
                                                                               1999              1999
                                                                            -----------        ---------
                                                                            (unaudited)
ASSETS
Current Assets:
    Cash                                                                     $  5,565          $ 10,403
    Trade Accounts Receivable, less allowances
        for doubtful accounts of $859 and $766, respectively                   55,640            55,783
    Inventories, net                                                           50,269            47,771
    Deferred Income Taxes                                                       1,658             1,658
    Other Current Assets                                                        7,312             4,849
                                                                             --------          --------
Total Current Assets                                                          120,444           120,464
Property and Equipment, net                                                    18,573            17,723
Intangible Assets, net of accumulated
    amortization of $7,699 and $7,000, respectively                            35,512            36,211
Deferred Income Taxes                                                           1,093             1,314
Other Assets                                                                    4,695             3,440
                                                                             --------          --------
                                                                             $180,317          $179,152
                                                                             ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Notes Payable                                                            $     64          $    419
    Current Portion of Long-Term Obligations                                    4,209             4,185
    Accounts Payable                                                           12,402            18,411
    Accrued Payroll and Related Liabilities                                     6,595             6,801
    Other Accrued Taxes                                                           243               851
    Other Accrued Liabilities                                                  14,057             9,804
                                                                             --------          --------
Total Current Liabilities                                                      37,570            40,471
Long-Term Obligations                                                          66,429            64,614
Customer Deposits                                                               9,271             8,931

Minority Interest                                                               1,396             1,114

Stockholders' Equity:
    Series A 8% Convertible Preferred Stock -
          $.01 par value, 1,000,000 shares authorized, none issued

    Common Stock - $.01 par value, 20,000,000 shares authorized, 14,701,467 shares outstanding at July 31, 1999
        14,665,700 shares outstanding at April 30, 1999                           147               147
    Capital in Excess of Par                                                   40,440            40,260
    Retained Earnings                                                          29,337            28,037
    Cumulative Translation Adjustment                                          (3,738)           (3,882)
    Unrealized Loss on Equity Securities Available For Sale                      (535)             (540)
                                                                             --------          --------
Total Stockholders' Equity                                                     65,651            64,022
                                                                             --------          --------
                                                                             $180,317          $179,152
                                                                             ========          ========

                        See Accompanying Notes to Condensed
                         Consolidated Financial Statements

                        FLOW INTERNATIONAL CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (unaudited; in thousands, except per share data)

                                                      Three Months Ended
                                                           July 31,
                                                  --------------------------
                                                     1999              1998
Revenues                                          $ 41,261          $ 36,422

Cost of Sales                                       24,127            20,587
                                                  --------          --------

Gross Profit                                        17,134            15,835

Expenses:
  Marketing                                          6,964             5,734
  Research and Engineering                           2,872             3,059
  General and Administrative                         3,965             3,721
                                                  --------          --------
                                                    13,801            12,514
                                                  --------          --------

Operating Income                                     3,333             3,321

Interest and Other Expense, net                     (1,474)             (718)
                                                  --------          --------

Income Before Provision for Income Taxes             1,859             2,603

Provision for Income Taxes                             559               807
                                                  --------          --------

Net Income                                        $  1,300          $  1,796
                                                  ========          ========

Basic Earnings Per Share                          $    .09          $    .12
                                                  ========          ========

Diluted Earnings Per Share                        $    .09          $    .12
                                                  ========          ========

                      See Accompanying Notes to Condensed
                       Consolidated Financial Statements

                        FLOW INTERNATIONAL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited; in thousands)

                                                                           Three Months Ended
                                                                                 July 31,
                                                                        -------------------------
                                                                           1999            1998
Cash Flows from Operating Activities:

    Net Income                                                          $ 1,300           $ 1,796
    Adjustments to Reconcile Net Income to Cash
        Used by Operating Activities:
        Depreciation and Amortization                                     1,949             1,074
    Increase in assets                                                   (5,847)           (2,392)
    Decrease in liabilities                                              (1,948)           (3,200)
                                                                        -------           -------
    Cash used by operating activities                                    (4,546)           (2,722)
                                                                        -------           -------

Cash Flows from Investing Activities:

    Expenditures for property and equipment                              (2,100)           (1,381)
    Other                                                                                     204
                                                                        -------           -------
    Cash used by investing activities                                    (2,100)           (1,177)
                                                                        -------           -------

Cash Flows from Financing Activities:

    Borrowings under line of credit agreements, net                       1,957             4,418
    Payments of long-term debt                                             (473)           (1,762)
    Proceeds from issuance of common stock                                  180               713
                                                                        -------           -------
    Cash provided by financing activities                                 1,664             3,369
                                                                        -------           -------

Effect of exchange rate changes                                             144              (926)
                                                                        -------           -------
Decrease in cash and cash equivalents                                    (4,838)           (1,456)
Cash and cash equivalents at beginning of period                         10,403             3,006
                                                                        -------           -------
Cash and cash equivalents at end of period                              $ 5,565           $ 1,550
                                                                        =======           =======

                        See Accompanying Notes to Condensed
                         Consolidated Financial Statements

                          FLOW INTERNATIONAL CORPORATION
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (unaudited, in thousands)

                                                             Three Months Ended
                                                                  July 31,
                                                          -------------------------
                                                            1999             1998

Net Income                                                $ 1,300           $ 1,796

Other Comprehensive Income:
    Unrealized Loss on Equity Securities Available              5              (364)
         for Sale, net of tax
    Cumulative Translation Adjustment                         144              (926)
                                                          -------           -------

Comprehensive Income                                      $ 1,449           $   506
                                                          =======           =======

                      See Accompanying Notes to Condensed
                       Consolidated Financial Statements

                        FLOW INTERNATIONAL CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    For the Three Months Ended July 31, 1999
                                (unaudited)


1. In the opinion of the management of Flow International Corporation ("the Company"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows. These interim financial statements should be read in conjunction with the April 30, 1999 consolidated financial statements included in the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K. Operating results for the three months ended July 31, 1999 may not be indicative of future results.

2. Basic earnings per share represents net income available to common stockholders divided by the weighted average number of shares outstanding during the period. Diluted earnings per share represents net income available to common stockholders divided by the weighted average number of shares outstanding including the potentially dilutive impact of stock options, where appropriate.

     Basic shares outstanding for the three months ended July 31, 1999 and 1998 were 14,685,000 and 14,898,000, respectively. Diluted shares outstanding for the three months ended July 31, 1999 and 1998 were 15,068,000 and 15,347,000, respectively. The diluted shares outstanding include potential dilutive common shares from employee stock options of 383,000 and 449,000 for the three months ended July 31, 1999 and 1998, respectively.

3.   Inventories consist of the following:
     (in thousands)

                                        July 31, 1999          April 30, 1999
                                        -------------          --------------
         Raw Materials and Parts            $28,398                $26,776
         Work in Process                     10,771                 11,223
         Finished Goods                      11,100                  9,772
                                            -------                -------
                                            $50,269                $47,771
                                            =======                =======

                         FLOW INTERNATIONAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    For the Three months Ended July 31, 1999
                                  (unaudited)

4.   Recently Issued Accounting Pronouncements

     Statement of Financial Accounting Standards No. 133, ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities", is effective beginning in fiscal 2002, with early adoption permitted. FAS 133 standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the financial statements and measure them at fair value. The Company is currently reviewing the requirements of FAS 133 and assessing its impact on the Company's financial statements. The Company has not made a decision regarding the period of adoption.

     Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use", is effective beginning in fiscal 2000. SOP 98-1 requires companies to capitalize the cost of computer software developed or obtained for internal use. The adoption of SOP 98-1 during the first quarter of fiscal 2000 did not have a material impact on the Company.

     Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-up Activities", is effective beginning in fiscal 2000. SOP 98-5 requires companies to expense costs associated with start-up operations, including costs previously deferred. The adoption of SOP 98-5 during the first quarter of fiscal 2000 did not have a material impact on the Company.

5.   Subsequent Events

     On September 3, 1999 the Company entered into an agreement to purchase substantially all of the assets and selected liabilities of a manufacturing concern for $4.5 million.

                         FLOW INTERNATIONAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Revenue for Flow International Corporation ("Flow" or the "Company") for the three month period ended July 31, 1999 was $41.3 million, an increase of $4.8 million (13%) as compared to $36.4 million in the prior year. Revenues increased in the first quarter of fiscal 2000 due to the acquisition of Flow Pressure Systems Vasteras AB ("Pressure Systems") in March 1999. Geographically, domestic and European revenues increased $1.3 million (7%) and $3.8 million (40%), respectively, as compared to the prior year period. Increases in these two areas were the result of inclusion of Flow Pressure Systems. Domestic revenues in the quarter totaled $20.2 million while European revenues represented 32% of consolidated revenues at $13.3 million. Excluding Pressure Systems, revenues in both geographic areas were down slightly. Asian revenues decreased 4% for the three months ended July 31, 1999 as compared to the prior year period, and represented 8% of total revenues. The Company's revenues can be segregated into systems sales and consumables sales. In general a system sale is comprised of a pump along with the robotics or articulation to move the cutting head, and may also include automation capabilities. Consumables represent parts used by the pump and cutting head during operation. Systems revenues for the three months ended July 31, 1999 were $27.6 million, an increase of $4.3 million (19%) compared to the prior year. Consumables revenues were $13.7 million for the three months ended July 31, 1999, a $513,000 (4%) increase versus the prior year. There have not been any significant price increases or decreases for the Company's products.

     The Company has begun to apply ultrahigh-pressure ("UHP") technology to food, trademarked as "Fresher Under Pressure"-TM-. By exposing foods to pressures up to 100,000 psi for a short time, typically 30 seconds to slightly more than two minutes, UHP achieves the effects of pasteurization without heat. Not only are spoilage microorganisms destroyed, but the process also destroys harmful pathogens such as E. coli bacteria, thus increasing shelf life while ensuring a safe, healthy product. Unlike thermal treatment (pasteurization), UHP technology does not destroy or alter the nutritional qualities, taste, texture or color of the food. Flow has developed a technology that features a `continuous flow' concept whereby pumpable foods such as juices, salsas, guacamole, liquid eggs and salad dressings are pumped into pressure chambers, pressurized and then pumped into the next stage of the process, such as bottling. This continuous flow process is fully automated and requires just a single operator. The Company also has the ability to process non-pumpable foods as a result of the acquisition of Pressure Systems. Pressure Systems provides Flow the patented large batch system vessel technology. Flow is the only supplier in the world to have full capabilities in both the continuous flow and batch UHP food processing technology. The Company's practice is to lease the continuous flow technology, while the batch processing systems manufactured by Pressure Systems are sold. These leases have a fixed monthly charge plus a per gallon or per pound usage fee. Included in

                         FLOW INTERNATIONAL CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


revenues for the three month period ended July 31, 1999 is approximately $300,000 associated with the Fresher Under Pressure technology, which meets management expectations. The Company estimates fiscal 2000 revenues related to both batch and continuous flow food purification systems will be between $7 million and $10 million depending on when clients launch their new fresh products. Management also anticipates this market will double each year for the next three years.

     Gross profit for the quarter was $17.1 million, an increase of $1.3 million (8%) over the prior year period. Gross profit expressed as a percentage of revenues (gross margin rate) was 42% for the quarter as compared to 43% in the prior year quarter. Comparison of gross margin rates is dependent on the mix of sales revenue types, which includes special system, standard system and consumables sales. Systems typically carry lower gross margin rates than the Company's consumable parts. Additionally, special systems are generally custom designed and carry lower margins than the Company's standard systems such as the Bengal, Flying Bridge, Husky, Eagle and A-series. The gross margin rate decrease in the quarter was primarily due to a lower percentage of consumables and standard systems sales relative to special systems sales versus the prior year period.

     Operating expenses of $13.8 million increased $1.3 million (10%) for the three months ended July 31, 1999, compared to the prior year period. Marketing expenses increased $1.2 million (21%) as compared to the prior year period. Expressed as a percentage of revenue, marketing expenses increased to 17% for the quarter, versus 16% last year. Approximately one-half of the increase versus fiscal 1999 was the inclusion of Pressure Systems. In addition, the Company incurred expenses associated with the new South American operations. Research and engineering expense decreased $187,000 (6%) as compared to the prior year period. As a percentage of revenues, research and engineering was 7% for the three months ended July 31, 1999, as compared to 8% of revenues for the prior year period. Included in marketing, and research and engineering expenses are Fresher Under Pressure development costs of approximately $500,000 for both the three month periods ended July 31, 1999 and 1998. General and administrative expense increased $244,000 (7%) for the three month period ended July 31, 1999, as compared to the prior year period. Excluding Pressure Systems, general and administrative expense was down slightly versus last year. Expressed as a percentage of revenue, general and administrative expense was comparable to the prior year period at 10%.

                         FLOW INTERNATIONAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     Operating income for the quarter ended July 31, 1999 was comparable to the prior year at $3.3 million.

     First quarter fiscal 2000 interest and other expense, net of $1.5 million increased $756,000 (105%) versus the prior year period. The current quarter includes $1.3 million of interest expense, an increase of $586,000 (77%) versus the prior year period due to higher average debt levels. The higher debt levels are associated with the March 1999 purchase of Pressure Systems, as well as additional financing related to the further development of the Fresher Under Pressure program. The $125,000 of other expense, net in the quarter includes the expense associated with the minority interest in joint ventures.

     Based upon the expected tax position of the Company for fiscal 2000, taxes for the three months ended July 31, 1999 have been provided for at 30% of pre-tax income. First quarter fiscal 1999 taxes were provided for at 31% of pre-tax income; however, the net tax rate for the twelve months in fiscal 1999 was 28%. The increased rate of 30% in fiscal 2000 as compared to the net twelve month fiscal 1999 rate of 28% is reflective of the projected change in mix of pre-tax income to higher taxing jurisdictions. The income tax rate was lower than the statutory rate in both the current and prior year due primarily to lower foreign tax rates, benefits from the foreign sales corporation, and adjustments to the Company's deferred tax valuation allowance.

     Basic shares outstanding for the three months ended July 31, 1999 and 1998 were 14,685,000 and 14,898,000, respectively. Diluted shares outstanding for the three months ended July 31, 1999 and 1998 were 15,068,000 and 15,347,000, respectively. The diluted shares outstanding include potential dilutive common shares from employee stock options of 383,000 and 449,000 for the three months ended July 31, 1999 and 1998, respectively.

     The Company recorded net income of $1.3 million or $.09 per basic and diluted share for the three months ended July 31, 1999, compared to $1.8 million, or $.12 per basic and diluted share for the same prior year period. Excluding the Fresher Under Pressure development expenses, Flow's diluted earnings per share would have been $.12 and $.15 for the three months ended July 31, 1999 and 1998, respectively.

                         FLOW INTERNATIONAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES

     The Company used $4.5 million from operations during the three months ended July 31, 1999 compared to using $2.7 million from operating activities during the three months ended July 31, 1998. A significant use of cash during the quarter was the reduction of trade accounts payable of $6 million. At July 31, 1999, the Company had $8.1 million in completed continuous feed Fresher Under Pressure units as well as work in progress and stores inventory. Of this amount, $4 million is classified as property and equipment and the remaining $4.1 million is included in inventory on the Consolidated Balance Sheet. The Company believes that the available credit facilities and working capital generated by operations, will provide sufficient resources to meet its operating and capital requirements. The Company's Credit Agreement and Private Placement require the Company to comply with certain financial covenants. As of July 31, 1999, the Company was in compliance with all such covenants.

     Gross trade receivables at July 31, 1999 decreased $236,000 from April 30, 1999. Days sales in gross accounts receivable can be negatively impacted by the traditionally longer payment cycle outside the United States as well as timing of payments on large special system orders. The Company's management does not believe these timing issues will present a material adverse impact on the Company's short-term liquidity requirements.

     Inventories at July 31, 1999 increased $2.5 million (5%) from April 30, 1999. Certain products manufactured by Pressure Systems, Flow Robotics and Flow Automation can require an extended manufacturing period and thus impact inventory levels from period to period. Pressure Systems manufacturing contracts accounted for $2 million of the inventory increase.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's market risk during the three months ended July 31, 1999. For additional information, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations as presented in the fiscal 1999 Annual Report to Stockholders.

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

Suppliers: The Company has initiated communications with all of its critical suppliers in April 1998. The form of this communication was by questionnaire designed to determine the Year 2000 readiness of the suppliers business systems. To date, the Company has completed the mailing of all questionnaires. The Company is in the process of reviewing supplier responses and monitoring progress of supplier Year 2000 projects. Based upon responses to date, the Company believes that its critical suppliers will be Year 2000 compliant and does not currently expect any adverse effects on its daily operations. While the Company does not expect any material adverse effects, the Company can provide no assurance that these suppliers will resolve all of their Year 2000 issues on a timely basis. The Company will continue to monitor this process and revise its expectations as needed.

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


SAFE HARBOR STATEMENT:

STATEMENTS IN THIS REPORT THAT ARE NOT STRICTLY HISTORICAL ARE "FORWARD-LOOKING" STATEMENTS WHICH SHOULD BE CONSIDERED AS SUBJECT TO THE MANY UNCERTAINTIES THAT EXIST IN THE COMPANY'S OPERATIONS AND BUSINESS ENVIRONMENT. THESE UNCERTAINTIES, WHICH INCLUDE ECONOMIC AND CURRENCY CONDITIONS, MARKET DEMAND AND PRICING, COMPETITIVE AND COST FACTORS, AND THE LIKE, ARE SET FORTH IN THE FLOW INTERNATIONAL CORPORATION FORM 10-K REPORT FOR 1999 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

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


                                  FLOW INTERNATIONAL CORPORATION



Date:    September 9, 1999        /s/ Ronald W. Tarrant
                                  ---------------------
                                  Ronald W. Tarrant
                                  Chairman, President and
                                  Chief Executive Officer
                                  (Principal Executive Officer)



Date:    September 9, 1999        /s/ Stephen D. Reichenbach
                                  --------------------------
                                  Stephen D. Reichenbach
                                  Executive Vice President, Chief
                                  Financial Officer (Principal Financial
                                  Officer and Principal Accounting Officer)