Form 10-Q
period 1999-10-31
FLOW INTERNATIONAL CORP
filed 1999-12-13
CIK 713002

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1999

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

The number of shares outstanding of common stock, as of November 21, 1999:
14,727,082 shares.

                         FLOW INTERNATIONAL CORPORATION
                                      INDEX

                                                                                 Page
                                                                                 ----
Part I - FINANCIAL INFORMATION

    Item 1.  Condensed Consolidated Financial Statements

        Consolidated Balance Sheets -
          October 31, 1999 and April 30, 1999....................................  3

        Condensed Consolidated Statements of Income -
          Three Months Ended October 31, 1999 and 1998...........................  4

        Condensed Consolidated Statements of Income -
          Six Months Ended October 31, 1999 and 1998.............................  5

        Condensed Consolidated Statements of Cash Flows -
          Six Months Ended October 31, 1999 and 1998.............................  6

        Consolidated Statements of Comprehensive Income -
          Three and Six Months Ended October 31, 1999 and 1998...................  7

        Notes to Condensed Consolidated Financial Statements.....................  8

    Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations.....................  10

Part II - OTHER INFORMATION

    Item 1.  Legal Proceedings...................................................  17

    Item 2.  Changes in Securities...............................................  17

    Item 3.  Defaults Upon Senior Securities.....................................  17

    Item 4.  Submission of Matters to a Vote
                 of Security Holders.............................................  17

    Item 5.  Other Information...................................................  17

    Item 6.  Exhibits and Reports on Form 8-K....................................  17

Signatures.......................................................................  18

                         FLOW INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                                     October 31,          April 30,
                                                                                        1999                1999
                                                                                     ---------           ---------
                                                                                    (unaudited)
ASSETS
Current Assets:
    Cash                                                                             $   8,555           $  10,403
    Trade Accounts Receivable, less allowances
        for doubtful accounts of $894 and $766, respectively                            58,198              55,783
    Inventories, net                                                                    51,271              47,771
    Deferred Income Taxes                                                                1,658               1,658
    Other Current Assets                                                                 5,552               4,849
                                                                                     ---------           ---------
Total Current Assets                                                                   125,234             120,464
Property and Equipment, net                                                             19,179              17,723
Intangible Assets, net of accumulated
    amortization of $8,450 and $6,212, respectively                                     38,875              36,211
Deferred Income Taxes                                                                    1,071               1,314
Other Assets                                                                             4,773               3,440
                                                                                     ---------           ---------
                                                                                     $ 189,132           $ 179,152
                                                                                     ---------           ---------
                                                                                     ---------           ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Notes Payable                                                                    $     268           $     419
    Current Portion of Long-Term Obligations                                             4,190               4,185
    Accounts Payable                                                                    11,295              18,411
    Accrued Payroll and Related Liabilities                                              5,474               6,801
    Other Accrued Taxes                                                                    501                 851
    Other Accrued Liabilities                                                          13,619               9,804
                                                                                     ---------           ---------
Total Current Liabilities                                                               35,347              40,471
Long-Term Obligations                                                                   66,450              64,614
Customer Deposits                                                                       18,542               8,931

Minority Interest                                                                        1,873               1,114

Stockholders' Equity:
    Series A 8% Convertible Preferred Stock -
          $.01 par value, 1,000,000 shares authorized, none issued

    Common Stock - $.01 par value, 20,000,000 shares authorized,
        14,726,590 shares outstanding at October 31, 1999
        14,665,700 shares outstanding at April 30, 1999                                    147                 147
    Capital in Excess of Par                                                            40,631              40,260
    Retained Earnings                                                                   30,799              28,037
    Cumulative Translation Adjustment                                                   (3,964)             (3,882)
    Unrealized Loss on Equity Securities Available For Sale                               (693)               (540)
                                                                                     ---------           ---------
Total Stockholders' Equity                                                              66,920              64,022
                                                                                     ---------           ---------
                                                                                     $ 189,132           $ 179,152
                                                                                     ---------           ---------
                                                                                     ---------           ---------

                       See Accompanying Notes to Condensed
                        Consolidated Financial Statements

                         FLOW INTERNATIONAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (unaudited; in thousands, except per share data)

                                                        Three Months Ended
                                                           October 31,
                                                  ---------------------------
                                                    1999               1998
Revenues                                          $ 46,471           $ 38,383

Cost of Sales                                       27,896             21,455
                                                  --------           --------

Gross Profit                                        18,575             16,928
                                                  --------           --------

Expenses:
  Marketing                                          6,597              6,254
  Research and Engineering                           3,718              2,963
  General and Administrative                         4,618              3,755
                                                  --------           --------
                                                    14,933             12,972
                                                  --------           --------

Operating Income                                     3,642              3,956

Interest Expense                                    (1,175)              (836)
Other Expense                                         (379)              (111)
                                                  --------           --------
Income Before Provision for Income Taxes             2,088              3,009

Provision for Income Taxes                             626                820
                                                  --------           --------

Net Income                                        $  1,462           $  2,189
                                                  --------           --------
                                                  --------           --------

Basic Earnings Per Share                          $    .10           $    .15
                                                  --------           --------
                                                  --------           --------

Diluted Earnings Per Share                        $    .10           $    .15
                                                  --------           --------
                                                  --------           --------

                       See Accompanying Notes to Condensed
                        Consolidated Financial Statements

                         FLOW INTERNATIONAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (unaudited; in thousands, except per share data)

                                                       Six Months Ended
                                                          October 31,
                                                  ---------------------------
                                                     1999             1998
Revenues                                          $ 87,732           $ 74,805

Cost of Sales                                       52,023             42,042
                                                  --------           --------

Gross Profit                                        35,709             32,763
                                                  --------           --------

Expenses:
  Marketing                                         13,561             11,988
  Research and Engineering                           6,590              6,022
  General and Administrative                         8,583              7,476
                                                  --------           --------
                                                    28,734             25,486
                                                  --------           --------

Operating Income                                     6,975              7,277

Interest Expense                                    (2,524)            (1,599)
Other Expense                                         (504)               (66)
                                                  --------           --------

Income Before Provision for Income Taxes             3,947              5,612

Provision for Income Taxes                           1,185              1,627
                                                  --------           --------

Net Income                                        $  2,762           $  3,985
                                                  --------           --------
                                                  --------           --------

Basic Earnings  Per Share                         $    .19           $    .27
                                                  --------           --------
                                                  --------           --------

Diluted Earnings Per Share                        $    .18           $    .26
                                                  --------           --------
                                                  --------           --------

                       See Accompanying Notes to Condensed
                        Consolidated Financial Statements

                         FLOW INTERNATIONAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited; in thousands)

                                                                          Six Months Ended
                                                                              October 31,
                                                                     ---------------------------
                                                                       1999               1998
Cash Flows from Operating Activities:
    Net Income                                                       $  2,762           $  3,985
    Adjustments to Reconcile Net Income to Cash
        Used by Operating Activities:
        Depreciation and Amortization                                   4,008              2,212
    Increase in assets                                                 (5,043)              (424)
    Decrease / (increase) in liabilities                                2,917             (3,385)
                                                                     --------           --------
    Cash provided by operating activities                               4,644              2,388
                                                                     --------           --------

Cash Flows from Investing Activities:

    Expenditures for property and equipment                            (4,210)            (3,066)
    Payment for Business Combinations, Net of Cash Acquired            (4,499)
    Other                                                                 (20)              (421)
                                                                     --------           --------
    Cash used by investing activities                                  (8,729)            (3,487)
                                                                     --------           --------

Cash Flows from Financing Activities:

    Borrowings under line of credit agreements, net                     4,885              7,104
    Payments of long-term debt                                         (2,934)            (2,026)
    Purchase of Flow common stock                                                         (3,267)
    Proceeds from issuance of common stock                                368                713
                                                                     --------           --------
    Cash provided by financing activities                               2,319              2,524
                                                                     --------           --------

Effect of exchange rate changes                                           (82)               265
                                                                     --------           --------
(Decrease) increase in cash and cash equivalents                       (1,848)             1,690
Cash and cash equivalents at beginning of period                       10,403              3,006
                                                                     --------           --------
Cash and cash equivalents at end of period                           $  8,555           $  4,696
                                                                     --------           --------
                                                                     --------           --------

                       See Accompanying Notes to Condensed
                        Consolidated Financial Statements

                         FLOW INTERNATIONAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (unaudited, in thousands)

                                                                Three Months Ended
                                                                    October 31,
                                                            -------------------------
                                                             1999              1998
Net Income                                                  $ 1,462           $ 2,189

Other Comprehensive Income:
    Unrealized Loss on Equity Securities Available
         for Sale, net of tax                                  (158)             (150)
    Cumulative Translation Adjustment                          (226)            1,191
                                                            -------           -------

Comprehensive Income                                        $ 1,078           $ 3,230
                                                            -------           -------
                                                            -------           -------




                                                                Six Months Ended
                                                                    October 31,
                                                            -------------------------
                                                             1999              1998
Net Income                                                  $ 2,762           $ 3,985

Other Comprehensive Income:
    Unrealized Loss on Equity Securities Available
         for Sale, net of tax                                  (153)             (514)
    Cumulative Translation Adjustment                           (82)              265
                                                            -------           -------

Comprehensive Income                                        $ 2,527           $ 3,736
                                                            -------           -------
                                                            -------           -------

                       See Accompanying Notes to Condensed
                        Consolidated Financial Statements

                         FLOW INTERNATIONAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    For the Six Months Ended October 31, 1999
                                   (unaudited)

1. In the opinion of the management of Flow International Corporation ("the Company"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows. These interim financial statements should be read in conjunction with the April 30, 1999 consolidated financial statements included in the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K. Operating results for the six months ended October 31, 1999 may not be indicative of future results.

2. Basic earnings per share represents net income available to common stockholders divided by the weighted average number of shares outstanding during the period. Diluted earnings per share represents net income available to common stockholders divided by the weighted average number of shares outstanding including the potentially dilutive impact of stock options, where appropriate.

         Basic shares outstanding for the three months ended October 31, 1999 and 1998 were 14,701,000 and 14,749,000, respectively. For the six months ended October 31, 1999 and 1998, basic shares outstanding were 14,693,000 and 14,823,000, respectively. Diluted shares outstanding for the three months ended October 31, 1999 and 1998 were 15,084,000 and 15,027,000, respectively. The diluted shares outstanding include potential dilutive common shares from employee stock options of 383,000 and 278,000 for the three months ended October 31, 1999 and 1998, respectively. For the six months ended October 31, 1999 and 1998, diluted shares outstanding were 15,071,000 and 15,194,000, respectively. The diluted shares outstanding include potential dilutive common shares from employee stock options of 378,000 and 371,000 for the six months ended October 31, 1999 and 1998, respectively.

3.       Inventories consist of the following:
         (in thousands)

                                     October 31, 1999  April 30, 1999
                                     ----------------  --------------
         Raw Materials and Parts          $22,637          $26,776
         Work in Process                   17,129           11,223
         Finished Goods                    11,505            9,772
                                          -------          -------
                                          $51,271          $47,771
                                          -------          -------
                                          -------          -------

                         FLOW INTERNATIONAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    For the Six Months Ended October 31, 1999
                                   (unaudited)

4. In September 1999 the Company purchased substantially all of the assets and selected liabilities of Spearhead Automated Systems, Inc. ("Spearhead") for $4.5 million. Spearhead manufactures advanced cutting, trimming and tooling equipment for the automotive and related industries.

5.       Recently Issued Accounting Pronouncements

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

                         FLOW INTERNATIONAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Revenues for Flow International Corporation ("Flow" or the "Company") for the six month period ended October 31, 1999 increased $12.9 million (17%) to $87.7 million as compared to $74.8 million in the prior year. Revenue for the three month period ended October 31, 1999 was $46.5 million, an increase of $8.1 million (21%) as compared to $38.4 million in the prior year. The revenue increase results from the recent acquisitions of Flow Pressure Systems Vasteras AB ("Pressure Systems") in March 1999 and Spearhead Automated Systems, Inc. ("Spearhead") in September 1999. Excluding these acquisitions, revenue decreased 11% for the quarter ended October 31, 1999 and 12% year to date, as compared to the prior year period. In contrast, according to the Association for Manufacturing Technology, the domestic metal cutting market declined 34% year over year, through September 1999. During that same nine month period, Flow's domestic sales, excluding acquisitions, have decreased 12% compared to the prior year. Geographically, domestic and European revenues for the quarter ended October 31, 1999 increased $1.5 million (7%) and $5.3 million (55%), respectively, as compared to the prior year period. Increases in both of these areas resulted from inclusion of the recent acquisitions. Domestic revenues in the quarter totaled $23.5 million while European revenues represented 32% of consolidated revenues at $14.9 million. Asian revenues decreased 11% for the three months ended October 31, 1999 as compared to the prior year period, and represented 8% of total revenues. Revenue in Japan, which is included in the Asian region, for the quarter ended October 31, 1999 was comparable to the prior year period. For the six months ended October 31, 1999 domestic and European revenues increased $1.9 million (4%) and $9.1 million (47%), respectively, as compared to the prior year period. Similar to the quarter, the revenue increases are the result of the recent acquisitions. Asian revenues decreased 8% for the six months ended October 31, 1999 as compared to the prior year period, and represented 8% of total revenues.

         The Company's revenues can be segregated into systems sales and consumables sales. In general a system sale is comprised of a pump along with the robotics or articulation to move the cutting head, and may also include automation capabilities. In addition, the Company's food and isostatic press systems, which are built by Pressure systems, are included in systems sales. Consumables represent parts used by the pump and cutting head during operation. Systems revenues increased 35% and 27% for the three and six months ended October 31, 1999, respectively, over the prior year periods, due to the recent acquisitions. Consumables revenues decreased 2% for the quarter ended October 31, 1999 and increased 1% for the six month period ended October 31, 1999, due to a slowdown in the domestic economy, as well as the Company's development of longer lived consumable parts. There have not been any significant price increases or decreases for the Company's products.

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

         The Company anticipates leasing the continuous flow technology, while the batch processing systems manufactured by Pressure Systems will generally be sold. The leases have a fixed monthly rental charge plus a per gallon or per pound usage fee. Revenue recognition on the batch systems will be on the percentage of completion cost to cost method. Included in revenues for the three and six month periods ended October 31, 1999 is approximately $250,000 and $550,000, respectively, associated with the Fresher Under Pressure technology, which meets management expectations. The Company estimates fiscal 2000 Fresher Under Pressure revenues will be between $7 million and $10 million depending on when clients place orders and launch their new fresh products. Management also anticipates this market will double each year for the next three years.

         Gross profit for the quarter was $18.6 million, an increase of $1.7 million (10%) over the prior year period. Gross profit expressed as a percentage of revenues (gross margin rate) was 40% for the quarter and 41% year to date, as compared to 44% and 44%, respectively, in the prior year periods. Comparison of gross margin rates is dependent on the mix of sales revenue types, which includes special system, standard system and consumables sales. Systems typically carry lower gross margin rates than the Company's consumable parts. Additionally, special systems are generally custom designed and carry lower margins than the Company's standard systems such as the Bengal, Flying Bridge, Husky, Eagle and A-series. Also included in current year system sales are the press systems manufactured at Pressure Systems. The gross margin rate

                         FLOW INTERNATIONAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

decrease in fiscal 2000 as compared to the prior year is primarily due to the inclusion of Pressure Systems' products.

         Excluding Pressure Systems and Spearhead, operating expenses decreased $1.1 million (9%) and $1 million (4%) for the three and six months ended October 31, 1999, respectively, as compared to the prior year periods. Total consolidated operating expenses of $14.9 million increased $2 million (15%) for the quarter ended October 31, 1999, compared to the prior year period and were $28.7 million, up $3.2 million (13%) for the six months ended October 31, 1999 versus the prior year period. Marketing expenses increased $343,000 (5%) and $1.6 million (13%) for the three and six month periods ended October 31, 1999, respectively, as compared to the prior year periods. Excluding Pressure Systems and Spearhead, marketing expenses decreased $362,000 (6%) and increased $464,000 (4%) for the three and six months ended October 31, 1999, respectively, as compared to the prior year periods. The six month increase, net of acquisitions, is related to expenses associated with the new South American operations. Research and engineering expense increased $755,000 (25%) and $568,000 (9%) for the three and six month periods ended October 31, 1999 respectively, as compared to the prior year periods. Research and engineering expenses expressed as a percentage of revenues were the same for both the three and six month periods ended October 31, 1999, as well as the prior year periods at 8%. General and administrative expense increased $863,000 (23%) and $1.1 million (15%) for the three and six month periods ended October 31, 1999 respectively, as compared to the prior year periods. Excluding Pressure Systems and Spearhead, general and administrative expense decreased $320,000 (9%) and $530,000 (7%) for the three and six months ended October 31, 1999, respectively, as compared to the prior year periods. Expressed as a percentage of consolidated revenue, general and administrative expenses were the same for both the three and six month periods ended October 31, 1999, as well as the prior year periods at 10%.

         Operating income for the quarter ended October 31, 1999 was $3.6 million, a decrease of $314,000 (8%) over the prior year quarter. For the year, operating income was $7 million, a decrease of $302,000 (4%) over the prior year period.

         Interest expense of $1.2 million increased $339,000 (41%) for the quarter ended October 31, 1999, compared to the prior year period and was $2.5 million, up $925,000 (58%) for the six months ended October 31, 1999 versus the prior year period. The increase in interest expense is due to higher debt levels associated with the March 1999 purchase of Pressure Systems and September 1999 purchase of Spearhead, as well as additional financing related to the further development of the Fresher Under Pressure program. Other expense of $379,000 increased $268,000 (241%) for the quarter ended

                         FLOW INTERNATIONAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

October 31, 1999, compared to the prior year period and was $504,000, up $438,000 (664%) for the six months ended October 31, 1999 versus the prior year period. This increase is due to the expense associated with the minority interest in joint ventures at Pressure Systems.

      Based upon the expected tax position of the Company for fiscal 2000, year to date taxes have been provided for at 30% of pre-tax income. Year to date fiscal 1999 taxes were provided for at 29% of pre-tax income. The increased rate to 30% in fiscal 2000 as compared to the net twelve month fiscal 1999 rate of 28% is reflective of the projected change in mix of pre-tax income to higher taxing jurisdictions. The income tax rate was lower than the statutory rate in both the current and prior year due primarily to lower foreign tax rates, benefits from the foreign sales corporation, and adjustments to the Company's deferred tax valuation allowance.

         Basic shares outstanding for the three months ended October 31, 1999 and 1998 were 14,701,000 and 14,749,000, respectively. For the six months ended October 31, 1999 and 1998, basic shares outstanding were 14,693,000 and 14,823,000, respectively. Diluted shares outstanding for the three months ended October 31, 1999 and 1998 were 15,084,000 and 15,027,000, respectively. The diluted shares outstanding include potential dilutive common shares from employee stock options of 383,000 and 278,000 for the three months ended October 31, 1999 and 1998, respectively. For the six months ended October 31, 1999 and 1998, diluted shares outstanding were 15,071,000 and 15,194,000, respectively. The diluted shares outstanding include potential dilutive common shares from employee stock options of 378,000 and 371,000 for the six month periods ended October 31, 1999 and 1998, respectively.

         The Company recorded net income of $1.5 million or $.10 per basic and diluted share for the three months ended October 31, 1999, compared to $2.2 million, or $.15 per basic and diluted share for the same prior year period. Year to date, the Company recorded $2.8 million or $.19 per Basic and $.18 per Diluted share as compared to $4 million or $.27 per Basic and $.26 per Diluted share in fiscal 1999.


LIQUIDITY AND CAPITAL RESOURCES

         The Company generated $4.6 million and $2.4 million from operations during the six month periods ended October 31, 1999 and 1998, respectively. At October 31, 1999, the Company had a total of $8.8 million in completed continuous feed Fresher Under Pressure units, work in progress and stores inventory. Of this amount, $4.1 million is classified as property and equipment and the remaining $4.7 million is included in

                         FLOW INTERNATIONAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

inventory on the Consolidated Balance Sheet. The Company believes that the available credit facilities and working capital generated by operations will provide sufficient resources to meet its operating and capital requirements. The Company's Credit Agreement and Private Placement require the Company to comply with certain financial covenants. In September 1999 the Company amended its covenants related to the acquisition of Spearhead. As of October 31, 1999, the Company was in compliance with all such covenants, as amended.

         Gross trade receivables at October 31, 1999 increased $2.5 million from April 30, 1999. Days sales in gross accounts receivable can be negatively impacted by the traditionally longer payment cycle outside the United States as well as timing of payments on large special system orders. The Company's management does not believe these timing issues will present a material adverse impact on the Company's short-term liquidity requirements.

         Inventories at October 31, 1999 increased $3.5 million (7%) from April 30, 1999. Excluding Pressure Systems and Spearhead, inventory decreased $3.7 million (8%) from April 30, 1999. Certain products manufactured by Pressure Systems, Flow Robotics and Flow Automation can require an extended manufacturing period and thus impact inventory levels from period to period.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's market risk during the three and six month periods ended October 31, 1999. For additional information, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations as presented in the April 30, 1999 Form 10-K as filed with the Securities and Exchange Commission.


Year 2000 Issues and Conversion:

Background: Some computers, software, and other equipment include programming code that limits the "year" field to two digits. Thus, these systems could fail in the event that the last two digits "00" are interpreted to mean the year 1900. For this reason, the Company began the conversion process to upgrade its systems in fiscal 1998.

Assessment: The Year 2000 issues could effect computers, software, and other equipment used, or maintained by the Company. The Company has reviewed its

                         FLOW INTERNATIONAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

internal computer programs and systems to determine if the programs and systems are Year 2000 ready. The Company believes that its computer systems will be Year 2000 ready in a timely manner. To date, the Company has converted and tested its computer systems.

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

Suppliers: The Company initiated communications with all of its critical suppliers in April 1998. The form of this communication was by questionnaire designed to determine the Year 2000 readiness of the suppliers business systems. To date, the Company has completed the mailing of all questionnaires. The Company has also completed the process of reviewing supplier responses and continues to monitor progress of supplier Year 2000 projects. Based upon responses to date, the Company believes that its critical suppliers will be Year 2000 compliant and does not currently expect any adverse effects on its daily operations. While the Company does not expect

                         FLOW INTERNATIONAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

any material adverse effects, the Company can provide no assurance that these suppliers will resolve all of their Year 2000 issues on a timely basis.

Risks: While the Company is taking steps in all areas discussed above, there can be no assurance that all Year 2000 issues will be entirely resolved. Due to this inherent uncertainty, resulting in part from the uncertainty of the Year 2000 readiness of third- party suppliers and customers, there could be interruptions or failures that would materially impact normal business operations. The Year 2000 Project is expected to significantly reduce the potential of any such material adverse effects. Further, the Year 2000 Project includes the development of contingency plans for those systems that are critical to daily operations.

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

                  None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

                  None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Company held its 1999 Annual Meeting of Stockholders on August 25, 1999. At the meeting three directors, Kathryn L. Munro, Sandra F. Rorem and Dean D. Thornton were elected to three-year terms ending with the 2002 Annual Meeting of Stockholders receiving, respectively, 13,481,717, 13,484,383 and 13,490,580 votes in favor and 659,799, 657,133 and 650,936 votes withheld. An amendment to the 1995 Long-Term Incentive Compensation Plan (the "Plan") was also adopted. The Plan received 5,356,642 votes for approval, 4,503,101 shares against and 173,477 shares abstained. There were no non-broker votes for the vote on the directors. There were 4,108,296 broker non-votes for the amendment.

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


                                    FLOW INTERNATIONAL
                                    CORPORATION


Date: December 13, 1999             /s/ Ronald W. Tarrant
                                    ---------------------
                                    Ronald W. Tarrant
                                    Chairman, President and
                                    Chief Executive Officer
                                    (Principal Executive Officer)


Date: December 13, 1999             /s/ Stephen D. Reichenbach
                                    --------------------------
                                    Stephen D. Reichenbach
                                    Executive Vice President, Chief
                                    Financial Officer (Principal Financial
                                    Officer and Principal Accounting Officer)