Form 10-Q
period 2000-01-31
FLOW INTERNATIONAL CORP
filed 2000-03-15
CIK 713002

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2000

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

The number of shares outstanding of common stock, as of February 21, 2000:
14,729,488 shares.

                         FLOW INTERNATIONAL CORPORATION
                                      INDEX


                                                                            PAGE

Part I - FINANCIAL INFORMATION

    Item 1.  Condensed Consolidated Financial Statements

        Consolidated Balance Sheets -
          January 31, 2000 and April 30, 1999..............................  3

        Consolidated Statements of Income -
          Three Months Ended January 31, 2000 and 1999.....................  4

        Consolidated Statements of Income -
          Nine Months Ended January 31, 2000 and 1999......................  5

        Condensed Consolidated Statements of Cash Flows -
          Nine Months Ended January 31, 2000 and 1999......................  6

        Consolidated Statements of Comprehensive Income -
          Three and Nine Months Ended January 31, 2000 and 1999............  7

        Notes to Condensed Consolidated Financial Statements...............  8

    Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations....................  11

Part II - OTHER INFORMATION

    Item 1.  Legal Proceedings.............................................  17

    Item 2.  Changes in Securities.........................................  17

    Item 3.  Defaults Upon Senior Securities...............................  17

    Item 4.  Submission of Matters to a Vote
                 of Security Holders.......................................  17

    Item 5.  Other Information.............................................  17

    Item 6.  Exhibits and Reports on Form 8-K..............................  17

Signatures.................................................................  18

                         FLOW INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)


                                                                                       January 31,         April 30,
                                                                                          2000                1999
                                                                                       -----------         ---------
ASSETS                                                                                 (unaudited)
Current Assets:
    Cash                                                                                $   5,673          $ 10,403
    Trade Accounts Receivable, less allowances
        for doubtful accounts of $990 and $766, respectively                               64,553            55,783
    Inventories, net                                                                       49,434            47,771
    Deferred Income Taxes                                                                   1,658             1,658
    Other Current Assets                                                                    6,076             4,849
                                                                                        ---------          --------
Total Current Assets                                                                      127,394           120,464
Property and Equipment, net                                                                19,555            17,723
Intangible Assets, net of accumulated
    amortization of $9,226 and $7,000, respectively                                        38,100            36,211
Deferred Income Taxes                                                                       1,085             1,314
Other Assets                                                                                4,772             3,440
                                                                                        ---------          --------
                                                                                         $190,906          $179,152
                                                                                        =========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Notes Payable                                                                       $     434          $    419
    Current Portion of Long-Term Obligations                                                4,043             4,185
    Accounts Payable                                                                       14,203            18,411
    Accrued Payroll and Related Liabilities                                                 4,802             6,801
    Deferred Revenue                                                                        4,358               431
    Other Accrued Liabilities                                                               9,292            10,224
                                                                                        ---------          --------
Total Current Liabilities                                                                  37,132            40,471
Long-Term Obligations                                                                      69,035            64,614
Customer Deposits                                                                          15,570             8,931

Minority Interest                                                                           1,845             1,114

Stockholders' Equity:
    Series A 8% Convertible Preferred Stock -
        $.01 par value, 1,000,000 shares authorized, none issued

    Common Stock - $.01 par value, 20,000,000 shares authorized, 14,728,921 shares outstanding at January 31, 2000
        14,665,700 shares outstanding at April 30, 1999                                       147               147
    Capital in Excess of Par                                                               40,764            40,260
    Retained Earnings                                                                      32,262            28,037
    Cumulative Translation Adjustment                                                      (5,070)           (3,882)
    Unrealized Loss on Equity Securities Available For
        Sale, net of tax                                                                     (779)             (540)
                                                                                        ---------          --------
Total Stockholders' Equity                                                                 67,324            64,022
                                                                                        ---------          --------
                                                                                         $190,906          $179,152
                                                                                        =========          ========


                       See Accompanying Notes to Condensed
                        Consolidated Financial Statements

                         FLOW INTERNATIONAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                (unaudited; in thousands, except per share data)


                                                                                             Three Months Ended
                                                                                                January 31,
                                                                                          -------------------------
                                                                                           2000              1999
Revenues                                                                                  $50,810           $33,554

Cost of Sales                                                                              30,482            17,969
                                                                                          -------           -------

Gross Profit                                                                               20,328            15,585
                                                                                          -------           -------

Expenses:
  Marketing                                                                                 7,472             5,885
  Research and Engineering                                                                  3,776             3,131
  General and Administrative                                                                5,160             3,535
                                                                                          -------           -------
                                                                                           16,408            12,551
                                                                                          -------           -------

Operating Income                                                                            3,920             3,034

Interest Expense                                                                           (1,198)             (744)
Other Expense, net                                                                           (632)             (285)
                                                                                          --------          -------

Income Before Provision for Income Taxes                                                    2,090             2,005

Provision for Income Taxes                                                                    627               562
                                                                                          -------           -------

Net Income                                                                                $ 1,463           $ 1,443
                                                                                          =======           =======

Basic Earnings Per Share                                                                  $   .10           $   .10
                                                                                          =======           =======

Diluted Earnings Per Share                                                                $   .10           $   .10
                                                                                          =======           =======


                       See Accompanying Notes to Condensed
                        Consolidated Financial Statements

                         FLOW INTERNATIONAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (unaudited; in thousands, except per share data)


                                                                                              Nine Months Ended
                                                                                                   January 31,
                                                                                         --------------------------
                                                                                           2000              1999
Revenues                                                                                 $138,542          $108,359

Cost of Sales                                                                              82,505            60,011
                                                                                         --------          --------

Gross Profit                                                                               56,037            48,348
                                                                                         --------          --------

Expenses:
  Marketing                                                                                21,033            17,873
  Research and Engineering                                                                 10,366             9,153
  General and Administrative                                                               13,743            11,011
                                                                                         --------          --------
                                                                                           45,142            38,037
                                                                                         --------          --------

Operating Income                                                                           10,895            10,311

Interest Expense                                                                           (3,722)           (2,343)
Other Expense, net                                                                         (1,136)             (351)
                                                                                         --------          --------

Income Before Provision for Income Taxes                                                    6,037             7,617

Provision for Income Taxes                                                                  1,812             2,189
                                                                                         --------          --------

Net Income                                                                                $ 4,225          $  5,428
                                                                                         ========          ========


Basic Earnings  Per Share                                                                $    .29          $    .37
                                                                                         ========          ========

Diluted Earnings Per Share                                                               $    .28          $    .36
                                                                                         ========          ========


                       See Accompanying Notes to Condensed
                        Consolidated Financial Statements

                         FLOW INTERNATIONAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited; in thousands)


                                                                                              Nine Months Ended
                                                                                                 January 31,
                                                                                         ---------------------------
                                                                                           2000              1999
Cash Flows from Operating Activities:

    Net Income                                                                           $  4,225           $ 5,428
    Adjustments to Reconcile Net Income to Cash
        Provided by Operating Activities:
        Depreciation and Amortization                                                       5,939             3,402
    Increase in assets                                                                    (11,478)           (2,237)
    Increase /(Decrease) in liabilities                                                     2,974            (4,014)
    Other                                                                                                       114
                                                                                         --------           -------

    Cash provided by operating activities                                                   1,660             2,693
                                                                                         --------           -------

Cash Flows from Investing Activities:

    Expenditures for property and equipment                                                (5,797)           (6,118)
    Payment for business combinations, net of cash acquired                                (4,499)
    Other                                                                                     743
                                                                                         --------           -------

    Cash used by investing activities                                                      (9,553)           (6,118)
                                                                                         --------           -------

Cash Flows from Financing Activities:

    Borrowings under line of credit agreements, net                                         7,242             9,807
    Payments on long-term obligations                                                      (3,395)           (2,734)
    Purchase of Flow common stock                                                                            (3,267)
    Proceeds from issuance of common stock                                                    504               850
                                                                                         --------           -------

    Cash provided by financing activities                                                   4,351             4,656
                                                                                         --------           -------

Effect of foreign exchange rate changes                                                    (1,188)             (528)
                                                                                         --------           -------

(Decrease) increase in cash and cash equivalents                                           (4,730)              703

Cash and cash equivalents at beginning of period                                           10,403             3,006
                                                                                         --------           -------

Cash and cash equivalents at end of period                                               $  5,673           $ 3,709
                                                                                         ========           =======


                       See Accompanying Notes to Condensed
                        Consolidated Financial Statements

                         FLOW INTERNATIONAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (unaudited, in thousands)


                                                                                             Three Months Ended
                                                                                                  January 31,
                                                                                          --------------------------
                                                                                           2000               1999
Net Income                                                                                $ 1,463            $1,443

Other Comprehensive Income:
    Unrealized (Loss) / Gain on Equity Securities Available
         for Sale, net of tax                                                                 (86)              105
    Cumulative Translation Adjustment                                                      (1,106)             (793)
                                                                                          -------            ------

Comprehensive Income                                                                      $   271            $  755
                                                                                          =======            ======



                                                                                              Nine Months Ended
                                                                                                 January 31,
                                                                                          --------------------------
                                                                                           2000               1999
Net Income                                                                                $ 4,225            $5,428

Other Comprehensive Income:
    Unrealized Loss on Equity Securities Available
         for Sale, net of tax                                                                (239)             (409)
    Cumulative Translation Adjustment                                                      (1,188)             (528)
                                                                                          -------            ------

Comprehensive Income                                                                      $ 2,798            $4,491
                                                                                          =======            ======


                       See Accompanying Notes to Condensed
                        Consolidated Financial Statements

                         FLOW INTERNATIONAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For the Three and Nine Months Ended January 31, 2000
                                   (unaudited)


1.       The Company:

         In the opinion of the management of Flow International Corporation ("the Company"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to fairly present the financial position, results of operations and cash flows of the Company. These interim financial statements do not include all information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles and should be read in conjunction with the April 30, 1999 consolidated financial statements included in the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K. Operating results for the three and nine months ended January 31, 2000 may not be indicative of future results.

2.       Earnings Per Share:

         Basic earnings per share represents net income available to common stockholders divided by the weighted average number of shares outstanding during the period. Diluted earnings per share represents net income available to common stockholders divided by the weighted average number of shares outstanding including the potentially dilutive impact of stock options, where appropriate.

         Basic shares outstanding for the three months ended January 31, 2000 and 1999 were 14,728,000 and 14,623,000, respectively. For the nine months ended January 31, 2000 and 1999, basic shares outstanding were 14,711,000 and 14,757,000, respectively. Diluted shares outstanding for the three months ended January 31, 2000 and 1999 were 15,136,000 and 14,957,000, respectively. The diluted shares outstanding include potential dilutive common shares from employee stock options of 408,000 and 334,000 for the three months ended January 31, 2000 and 1999, respectively. For the nine months ended January 31, 2000 and 1999, diluted shares outstanding were 15,098,000 and 15,110,000, respectively. The diluted shares outstanding include potential dilutive common shares from employee stock options of 387,000 and 353,000 for the nine months ended January 31, 2000 and 1999, respectively.

                         FLOW INTERNATIONAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For the Three and Nine Months Ended January 31, 2000
                                   (unaudited)


3.       Inventories:
         (in thousands)


                                                 JANUARY 31, 2000       APRIL 30, 1999
                                                 ----------------       --------------
         Raw Materials and Parts, net                 $26,243                $26,776
         Work in Process                               11,551                 11,223
         Finished Goods                                11,640                  9,772
                                                      -------                -------
                                                      $49,434                $47,771
                                                      =======                =======

4.       Business Acquisitions:

         In September 1999 the Company purchased substantially all of the assets and selected liabilities of Spearhead Automated Systems, Inc. ("Spearhead") for $4.5 million. Spearhead manufactures advanced cutting, trimming and tooling equipment for the automotive and related industries. In addition, during fiscal 2000 a pre-acquisition contingency related to the valuation of work in process inventory of a March 1999 acquisition was reevaluated. This resulted in additional goodwill being recorded.

5.       Recently Issued Accounting Pronouncements:

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

                         FLOW INTERNATIONAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For the Three and Nine Months Ended January 31, 2000
                                   (unaudited)


         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101), "Revenue Recognition," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes that the impact of SAB 101 would have no material effect on the financial position or results of operations of the Company.

                         FLOW INTERNATIONAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Revenue for Flow International Corporation ("Flow" or the "Company") for the nine month period ended January 31, 2000 increased $30.1 million (28%) to $138.5 million as compared to $108.4 million in the prior year. Revenue for the three month period ended January 31, 2000 was $50.8 million, an increase of $17.2 million (51%) as compared to $33.6 million in the prior year. Excluding recent acquisitions, revenue increased 7% for the quarter ended January 31, 2000 and decreased 6% year to date, as compared to the prior year periods. In contrast, according to the Association for Manufacturing Technology, the domestic metal cutting market declined 28% year over year, through December 1999. Included in the current year are the acquisitions of Flow Pressure Systems Vasteras AB ("Pressure Systems") in March 1999 and Spearhead Automated Systems, Inc. ("Spearhead") in September 1999. Geographically, domestic, European and Asian revenues for the nine months ended January 31, increased $12.6 million (22%), $13.2 million (45%) and $446,000 (4%), respectively, as compared to the prior year period. For the quarter ended January 31, 2000, domestic, European and Asian revenue increased $10.7 million (65%), $4.2 million (41%) and $1 million (27%), respectively, as compared to the prior year period.

         The Company's revenues can be segregated into systems sales and consumables sales. In general, a system sale is comprised of a pump along with the robotics or articulation to move the cutting head, and may also include automation capabilities. In addition, the Company's food and isostatic press systems, which are built by Pressure Systems, are included in systems sales. Consumables sales represent parts used by the pump and cutting head during operation. Systems revenues increased $17.5 million (85%) and $30.2 million (44%) for the three and nine months ended January 31, 2000, respectively, over the prior year periods, due to the recent acquisitions. Consumables sales decreased 2% and were comparable for the three and nine months ended January 31, 2000, respectively, due to a slowdown in the domestic machine tool cutting market, as well as the Company's development of longer lived consumable parts. There have not been any significant price increases or decreases for the Company's products.

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

         The Company anticipates leasing the continuous flow technology, while the batch processing systems manufactured by Pressure Systems will generally be sold. The leases have a fixed monthly rental charge plus a per gallon or per pound usage fee. Revenue recognition on the batch systems is on the percentage of completion cost to cost method. Included in revenues for the three and nine month periods ended January 31, 2000 is approximately $2.1 million and $2.7 million, respectively, associated with the Fresher Under Pressure technology. The Company estimates fiscal 2000 Fresher Under Pressure revenues will be in excess of $7 million. Management also anticipates this market will double each year for the next three years.

         Gross profit for the quarter was $20.3 million, an increase of $4.7 million (30%) over the prior year period. Gross profit expressed as a percentage of revenues (gross margin rate) was 40% for the quarter and 40% year to date, as compared to 46% and 45%, respectively, in the prior year periods. Comparison of gross margin rates is dependent on the mix of sales revenue types, which includes special system, standard system and consumables sales. Systems typically carry lower gross margin rates than the Company's consumable parts. Additionally, special systems are generally custom designed and carry lower margins than the Company's standard systems such as the Bengal, Integrated Flying Bridge, Husky, and Waterjet Machining Center-TM-. Also included in current year system sales are the press systems manufactured at Pressure Systems. The gross margin rate decrease for both the three and nine month periods of fiscal 2000 as compared to the prior year is primarily due to the higher percentage of special systems revenues.

         Excluding Pressure Systems and Spearhead, operating expenses increased $565,000 (5%) and decreased $434,000 (1%) for the three and nine months ended January 31, 2000, respectively, as compared to the prior year periods. Total consolidated operating expenses of $16.4 million increased $3.9 million (31%) for the quarter ended January 31, 2000, compared to the prior year period and were $45.1 million, up $7.1 million (19%) for the nine months ended January 31, 2000 versus the prior year period. Marketing expenses increased $1.6 million (27%) and $3.2 million (18%) for the three and nine month periods ended January 31, 2000, respectively, as compared to the prior year

                         FLOW INTERNATIONAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


periods. Expressed as a percentage of revenue, marketing expenses were 15% for both the three and nine month periods ended January 31, 2000, as compared to 18% and 16% for the prior year periods, respectively. Excluding Pressure Systems and Spearhead, marketing expenses increased $774,000 (13%) and $1.2 million (7%) for the three and nine months ended January 31, 2000, respectively, as compared to the prior year periods. These increases include the impact of Flow's South American operations. Research and engineering expense increased $645,000 (21%) and $1.2 million (13%) for the three and nine month periods ended January 31, 2000 respectively, as compared to the prior year periods. Research and engineering expenses expressed as a percentage of revenues were 7% for both the three and nine month periods ended January 31, 2000, as compared to 9% and 8% for the prior year periods, respectively. Excluding Pressure Systems and Spearhead, research and engineering expenses decreased $701,000 (22%) and $1.6 million (18%) for the three and nine months ended January 31, 2000, respectively, as compared to the prior year periods. General and administrative expense increased $1.6 million (46%) and $2.7 million (25%) for the three and nine month periods ended January 31, 2000 respectively, as compared to the prior year periods. Expressed as a percentage of revenue, general and administrative expenses were 10% for both the three and nine month periods ended January 31, 2000, as compared to 11% and 10% for the prior year periods, respectively. Excluding Pressure Systems and Spearhead, general and administrative expense increased $492,000 (14%) and decreased $38,000 for the three and nine months ended January 31, 2000, respectively, as compared to the prior year periods.

         Operating income for the quarter ended January 31, 2000 was $3.9 million, an increase of $886,000 (29%) over the prior year quarter. For the year, operating income was $10.9 million, an increase of $584,000 (6%) over the prior year period.

         Interest expense of $1.2 million increased $454,000 (61%) for the quarter ended January 31, 2000, compared to the prior year period and was $3.7 million, up $1.4 million (59%) for the nine months ended January 31, 2000 versus the prior year period. The increase in interest expense is due to higher debt levels associated with the March 1999 purchase of Pressure Systems and September 1999 purchase of Spearhead, as well as additional financing related to the further development of the Fresher Under Pressure program.

         Other expense, net of $632,000 increased $347,000 (122%) for the quarter ended January 31, 2000, compared to the prior year period and was $1.1 million, up $785,000 (224%) for the nine months ended January 31, 2000 versus the prior year period. This increase is due primarily to the expense arising from the consolidation method of accounting for majority owned joint ventures.

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

         Basic shares outstanding for the three months ended January 31, 2000 and 1999 were 14,728,000 and 14,623,000, respectively. For the nine months ended January 31, 2000 and 1999, basic shares outstanding were 14,711,000 and 14,757,000, respectively. Diluted shares outstanding for the three months ended January 31, 2000 and 1999 were 15,136,000 and 14,957,000, respectively. The diluted shares outstanding include potential dilutive common shares from employee stock options of 408,000 and 334,000 for the three months ended January 31, 2000 and 1999, respectively. For the nine months ended January 31, 2000 and 1999, diluted shares outstanding were 15,098,000 and 15,110,000, respectively. The diluted shares outstanding include potential dilutive common shares from employee stock options of 387,000 and 353,000 for the nine months ended January 31, 2000 and 1999, respectively.

         The Company recorded net income of $1.5 million or $.10 per basic and diluted share for the three months ended January 31, 2000, compared to $1.4 million, or $.10 per basic and diluted share for the same prior year period. Year to date, the Company recorded $4.2 million or $.29 per basic and $.28 per diluted share as compared to $5.4 million or $.37 per basic and $.36 per diluted share in fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company generated $1.7 million and $2.7 million from operations during the nine month periods ended January 31, 2000 and 1999, respectively. At January 31, 2000, the Company had a total of $9.5 million in completed continuous feed Fresher Under Pressure units, work in progress and stores inventory. Of this amount, $5.4 million is classified as property and equipment and the remaining $4.1 million is included in inventory on the Consolidated Balance Sheet. The Company believes that the available credit facilities and working capital generated by operations will provide sufficient resources to meet its operating and capital requirements. The Company's Credit

                         FLOW INTERNATIONAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Agreement and Private Placement require the Company to comply with certain financial covenants. In September 1999 the Company amended its covenants related to the acquisition of Spearhead. As of January 31, 2000 one covenant under the Private Placement was waived. Management anticipates being back in compliance with this covenant at year end. As of January 31, 2000, the Company was in compliance with all other such covenants, as amended.

         Gross trade receivables at January 31, 2000 increased $9 million (16%) from April 30, 1999. Days sales in gross accounts receivable can be negatively impacted by the traditionally longer payment cycle outside the United States, timing of payments on large special system orders and the use of the percentage of completion revenue recognition method on large system projects. The Company's management does not believe these timing issues will present a material adverse impact on the Company's short-term liquidity requirements.

         Inventories at January 31, 2000 increased $1.7 million (3%) from April 30, 1999. Excluding Pressure Systems and Spearhead, inventory decreased $1.7 million (4%) from April 30, 1999. Certain products manufactured by Pressure Systems, Flow Robotics and Flow Automation can require an extended manufacturing period and thus impact inventory levels from period to period.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's market risk during the three and nine month periods ended January 31, 2000. For additional information, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations as presented in the April 30, 1999 Form 10-K as filed with the Securities and Exchange Commission.

Year 2000 Issues:

To date, the Company has not experienced any material issues with respect to Year 2000 that have effected the ongoing operations. Throughout the remainder of Year 2000, there may be dates which do cause interruptions or failures that could materially impact normal business operations. While the Company has taken steps to resolve Year 2000 issues, there can be no assurance that these issues are entirely resolved as of this date.

                         FLOW INTERNATIONAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Readers are cautioned that the forward-looking statements contained in the Year 2000 Issues and Conversion should be read in conjunction with the Company's disclosures under the heading: "Safe Harbor Statement".


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


                                       FLOW INTERNATIONAL CORPORATION



Date:  March 15, 2000                  /s/ RONALD W. TARRANT
                                       -----------------------------------------
                                       Ronald W. Tarrant
                                       Chairman, President and
                                       Chief Executive Officer
                                       (Principal Executive Officer)



Date:  March 15, 2000                  /s/ STEPHEN D. REICHENBACH
                                       -----------------------------------------
                                       Stephen D. Reichenbach
                                       Executive Vice President, Chief
                                       Financial Officer (Principal Financial
                                       Officer and Principal Accounting Officer)