Form 10-K
period 2000-04-30
FLOW INTERNATIONAL CORP
filed 2000-07-28
CIK 713002

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non affiliates of the registrant based upon the closing price reported by the National Association of Securities Dealers' Automated Quotation System ("NASDAQ") as of June 5, 2000, was $157,000,000. The number of shares of common stock outstanding as of June 5, 2000, was 14,308,917 shares.

DOCUMENTS INCORPORATED BY REFERENCE
--------------------------------------------------------------------------------------------------------------------------------
PART I:           None

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

PART IV:          None

                                                    PART I

ITEM 1.  BUSINESS
--------------------------------------------------------------------------------

         Flow International Corporation ("Flow" or the "Company") designs, develops, manufactures, markets, and services ultrahigh-pressure ("UHP") products including waterjet cutting and cleaning systems, specialized robotics systems, and food safety applications. Flow provides technologically-advanced, environmentally-sound solutions to the manufacturing, industrial, marine cleaning and food preparation markets. The Company's waterjet cutting systems pressurize water from 30,000 to over 60,000 pounds per square inch (psi) and are used to cut both metallic and nonmetallic materials in many industry segments, including the aerospace, automotive, disposable products, food, glass, job shop, sign, metal cutting, marble, tile and other stone cutting, and paper industries. Additionally, the Company manufactures a product line for use in industrial cleaning, surface preparation, construction, nuclear decontamination, and petro-chemical and oil field applications. The Company also manufactures the robotic articulation equipment used in the cutting and cleaning processes which may also include assembly, pick and place and load/unload operations. The March, 1999 acquisition of Flow Pressure Systems ("Pressure Systems") from Asea Brown Boveri AB ("ABB") increased the Company's product offering with the addition of patented UHP pressure vessel technology used in the automotive, medical and food industries.

         In addition to UHP cutting and cleaning, the Company has developed a food safety technology known as "Fresher Under Pressure"(R). By exposing foods to pressures from 50,000 psi to over 100,000 psi for a short time, typically 30 seconds to slightly more than 2 minutes, UHP achieves the effects of pasteurization without heat. Not only are spoilage microorganisms destroyed, the process also destroys harmful pathogens such as E. coli, listeria, and salmonella, thus increasing shelf life while ensuring a safe, healthy product. Unlike thermal treatment (pasteurization), UHP technology does not destroy or alter the nutritional qualities, taste, texture and color of the food. Flow has developed a technology which features a `continuous flow' concept whereby pumpable foods such as juice, salsas, guacamole, liquid eggs and salad dressings are pumped into the pressure chambers, pressurized and then pumped into the next stage of the process, such as bottling. This continuous flow process is fully automated and requires just a single operator. The Company also has the ability to UHP process non-pumpable foods as a result of the acquisition of Pressure Systems. Pressure Systems provides Flow the patented large batch system vessel technology. Flow is the leader in both the continuous feed and batch UHP food processing technology. During fiscal 2000 the Company began to recognize revenues from the Fresher Under Pressure technology, which totaled $7.2 million.

         The Company was formed in 1974, incorporated in 1980, and completed its initial public offering in March 1983. In 1991, the Company's founder retired, and Ronald W. Tarrant was appointed President and Chief Executive Officer. Since 1991, the Company has grown as a result of continued new product development, expanded marketing strategies, and certain strategic acquisitions.

         In December 1994, the Company purchased certain net assets of Dynovation Machine Systems, Inc. ("Flow Automation"). Flow Automation designs and manufactures robotic waterjet cutting cells and automated assembly systems for the automotive and other industries.

         In January 1995, the Company purchased certain net assets of ASI Robotics Systems, Inc. ("Flow Robotics"). Flow Robotics designs and manufactures high accuracy gantry-type robots and related systems used in waterjet and factory automation applications. This manufacturing facility supplies products to the aerospace, automotive, job shop, marble and tile and other industries.

         In May 1995, the Company took a 51% interest in a joint venture with Okura & Co., Ltd., its exclusive Japanese distributor. This joint venture, Flow Japan, supplies UHP products in Japan and to Japanese companies throughout Asia. During fiscal 1998 the Company increased its ownership interest to 95% and during fiscal 2000 the Company obtained 100% ownership.

         In May 1997, the Company purchased the stock of Foracon Maschinen und Anlagenbau GmbH & CO.KG ("Foracon"). Foracon supplies UHP and related systems to the European market.

         In September 1997, the Company re-focused on its core ultrahigh-pressure technology and divested itself of its non-core Access and Services business. The Company recorded a $4.9 million restructuring charge during fiscal 1998 and $9 million restructuring charge in fiscal 1997 associated with the divestiture of these operations.

         In April 1998, the Company purchased certain net assets of CIS Robotics Inc. ("CIS") and acquired the stock of Robot Simulations Limited ("Flow Software Technologies Ltd.") of the U.K. CIS provides robot programming services, primarily to the automotive industry, while Flow Software Technologies Ltd markets a PC software program for control systems and off-line programming of pedestal robots.

         In March 1999, the Company purchased the stock of Pressure Systems from ABB and acquired a 51% voting interest in a related U.S. joint venture, Flow Autoclave Systems Inc. ("Flow Autoclave"). Pressure Systems is the leading supplier of large, bulk ultrahigh-pressure systems to the food industry and the world leader in isostatic press systems for the aerospace and automotive industries. Flow Autoclave markets the Pressure Systems product domestically.

         In September 1999 the Company purchased certain net assets of Spearhead Automated Systems, Inc. ("Spearhead"). Spearhead manufactures advanced cutting, trimming and tooling equipment for the automotive and related industries.

PRODUCTS AND SERVICES

         The Company provides UHP systems and related products and services to a wide variety of industries. The Company divides its UHP revenues into two primary categories of product, `UHP Systems' and `UHP Consumable Parts and Services'. In addition to UHP revenue, the Company's fiscal 1998 consolidated revenue also includes the non-core Access and Services operations, which were sold in September 1997:


(In thousands)                                                   Year Ended April 30,

                                             2000        %          1999       %          1998        %
                                         --------------------------------------------------------------
UHP Systems                              $138,379       71       $94,040      63       $94,728       66
UHP Consumable Parts and Services          55,708       29        54,162      37        47,904       34
                                         --------------------------------------------------------------

Total UHP Revenue                        $194,087      100      $148,202     100      $142,632      100
                                         ==============================================================

Access and Services                             -                      -                16,850
                                         --------------------------------------------------------------

Total Consolidated Revenues              $194,087               $148,202              $159,482
                                         ==============================================================


UHP SYSTEMS, CONSUMABLE PARTS AND SERVICES

         The Company offers a variety of UHP equipment system products, including waterjet cutting tables, waterjet cleaning systems, food safety systems and isostatic press systems, as well as accessories, including robotic articulation equipment. UHP pumps, intensifier and direct-drive, are currently the core components of the Company's product line. An intensifier pump pressurizes water to in excess of 100,000 psi and forces it through a small nozzle, generating a high-velocity stream of water. The Company's unique direct-drive pressure-compensated pumps pressurize water to in excess of 50,000 psi utilizing triplex piston technology. In order to cut metallic and other hard materials, an abrasive substance is added to the waterjet stream, usually garnet, creating an abrasivejet. The Company's abrasivejet cuts with no heat, causes no metallurgical changes, and leaves a high-quality edge that usually requires no secondary operation.

         A UHP waterjet system consists of an ultrahigh-pressure intensifier or direct drive pump, one or more waterjet cutting or cleaning heads with the necessary robotics, motion control and automation systems. The Company has placed UHP waterjet cutting systems worldwide and in many different industries, including the aerospace, automotive, disposable products, food, glass, job shop, sign, metal cutting, marble, tile and other stone cutting and paper industries. The Company's waterjet systems are also used in industrial cleaning applications such as paint removal, surface preparation, factory and industrial cleaning, ship hull preparation, oil field services and heat exchanger cleaning. Additionally, the Company manufactures systems which combine waterjet applications with other processes such as pick and place operations, inspection, assembly, and other automated processes. UHP systems revenue includes $7.2 million associated with the Company's "Fresher Under Pressure" technology. Sales of UHP systems accounted for 71% of fiscal 2000 revenues.

         Flow sells various tools and accessories which incorporate waterjet technology, as well as aftermarket consumable parts and service for its products. Consumables primarily represent parts used by the pump and cutting head during operation. Many of these parts are proprietary in nature. Sales of consumable parts and service accounted for 29% of fiscal 2000 revenues.

         The Company's products are considered productivity enhancing tools and can be cost justified over traditional cutting methods. The Company's sales will be affected by worldwide economic changes, however the Company should continue to gain market share in the machine cutting tool market even in `down' economies due to the cost savings generated by waterjet technology.

ACCESS SYSTEMS AND SERVICES

         Prior to the divestiture of its non-core Access and Services business in September 1997, the Company designed, manufactured, rented, sold, and serviced powered access systems for use in industrial, structural and facade maintenance and construction applications. The Company also provided as a service, the removal of deteriorated concrete from bridges and parking garage surfaces.

MARKETING AND SALES

         The Company markets and sells its products worldwide through its headquarters in Kent, Washington (a suburb of Seattle) and through subsidiaries, divisions and joint ventures in Columbus, Ohio; Detroit, Michigan; Jeffersonville, Indiana; Lafayette, Louisiana; Birmingham, England; Bretton and Darmstadt, Germany; Buenos Aires, Argentina; Burlington and Windsor, Canada; Hsinchu, Taiwan; Sao Paulo, Brazil; Nagoya and Tokyo, Japan and Stockholm, Sweden. The Company sells directly to customers in North and South America, Europe, and Asia, and has distributors or agents in most other countries.

         No customer accounted for 10% or more of the Company's revenues during any of the three years ended April 30, 2000.

         Marketing efforts are focused on various target industries, applications and markets. To enhance the effectiveness of sales efforts, the marketing staff and sales force acquire detailed information on the manufacturing applications and requirements in targeted market segments. This information is used to develop standardized and customized solutions using UHP and robotics technologies. The Company provides turnkey systems, including system design, specification, hardware and software integration, equipment testing and simulation, installation, start-up services, technical training and service.

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

PATENTS AND LICENSES

         The Company holds a large number of patents relating to UHP technology and related systems. Some of these patents are subject to sub-licenses. In addition, the Company has been granted licenses with respect to other patents used in the business.

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

BACKLOG

         At April 30, 2000, the Company's backlog was $43 million compared to the prior year end backlog of $35.8 million. The nature of the Company's business is that most products, exclusive of the Pressure Systems and Fresher Under Pressure product, can be shipped within a four to ten week period and thus backlog and the changes in the Company's backlog are not necessarily indicative of comparable variations in sales or earnings. The April 30, 2000, backlog represented 22.1% of fiscal 2000 sales. Based upon the terms of the customer contracts and the Company's manufacturing schedule, all of the revenue backlog as of April 30, 2000 is expected to be realized during fiscal 2001. The unit sales price for most of the Company's products and services is relatively high (typically ranging from tens of thousands to millions of dollars) and individual orders can involve the delivery of several hundred thousand dollars of products or services at one time. Furthermore, some items in backlog can be shipped more quickly than others, and some have higher profit margins than others.

COMPETITION

         The major competitors for UHP waterjet systems are conventional cutting and cleaning methods. These methods include saws, knives, shears, plasma, lasers, abrasive wheels, grinders, routers, drills, and abrasive cleaning techniques. A UHP waterjet cutting system has many advantages over conventional cutting systems, including no generation of heat or airborne dust, easy adaptability to complex cutting programs, versatility in the different types of product that can be cut, cutting speed and the ability to leave clean-cut edges. These factors, in addition to elimination of secondary processing in most circumstances, enhance manufacturing productivity.

         Waterjet cleaning offers many advantages over other cleaning methods, such as the ability to remove difficult coatings or deposits from a surface without damaging underlying material. A UHP waterjet system is an environmentally-friendly answer to many difficult cutting and cleaning applications and can often be justified solely on the basis of hazardous material containment or reduction of secondary operations in the cleaning process. The many advantages of a waterjet over traditional cutting and cleaning methods have positioned it in the market as a productivity enhancing tool.

         The Company also competes with other waterjet cutting equipment manufacturers in the United States, Europe and Asia. Certain of these competitors have greater financial resources than the Company. The Company's robotics technology acquisitions provide a competitive advantage as the only total solution supplier of complete waterjet cutting systems. Although independent market information is not generally available, based upon data assembled from internal and external sources, Company management believes it is the largest manufacturer of UHP waterjet cutting systems in the world.

         Pasteurization is the primary method used today to help ensure that food is safe to eat. "Fresher Under Pressure" represents a break-through technology which destroys harmful pathogens such as E. coli bacteria, as well as the spoilage microorganisms, thus increasing shelf life while ensuring a safe, healthy product. There are several other companies throughout the world which are trying to develop a similar UHP processing technology. These companies efforts are in the development stages only and management believes the Company's patents and know-how make it the leader in this technology. Currently Flow's equipment is the only equipment being used in any significant commercial applications. In addition, Flow has a very strong backlog of food safety equipment. There are also other technologies being developed related to food safety, including irradiation and ultra-violet light.

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

RESEARCH AND ENGINEERING

         The Company has spent between 6% and 9% of revenues in research and engineering during each of the three years ended April 30, 2000. Research and engineering expenses were $14.7 million in 2000, $12.4 million in 1999, and $10.3 million in 1998. The Company will continue a high level of research and engineering spending to maintain its technological leadership position through development of new products and applications as well as enhancing its current product line.

EMPLOYEES

         As of April 30, 2000, the Company employed 998 full time and 12 part time personnel. There are no material collective bargaining agreements to which the Company is a party.

FOREIGN AND DOMESTIC OPERATIONS

         See Note 16 of Notes to Consolidated Financial Statements for information regarding foreign and domestic operations.

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

         The Company's financial performance could be affected if a change in overall economic conditions results in a decrease in the purchase of capital goods by its customers. Changes in the mix of products sold by the Company can also affect the gross margin achieved.


         The success of "Fresher Under Pressure" will be dependent on consumer acceptance of the technology, as well as the Company's ability to conform the technology to any food and beverage regulations.

ITEM 2. PROPERTIES
--------------------------------------------------------------------------------

         The Company's headquarters and primary manufacturing facilities are located in two leased facilities in Kent, Washington. The Company also manufactures product in Detroit, Michigan; Jeffersonville, Indiana; Bretton and Darmstadt, Germany; Burlington, Canada; Hsinchu, Taiwan and Stockholm, Sweden. The Company sells products through all of these locations, in addition to offices located in Columbus, Ohio; Lafayette, Louisiana; Birmingham, England; Buenos Aires, Argentina; Nagoya and Tokyo, Japan; Sao Paulo, Brazil and Windsor, Canada.

         All facilities of the Company are leased with the exception of a manufacturing facility in Jeffersonville, Indiana.

         The Company believes that its facilities are suitable for its current operations and that expansion in the near term will not require additional space. The Company further considers that its primary manufacturing facility in Kent will be adequate to meet production requirements for the next three to five years.

ITEM 3. LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

         The Company is party to various legal actions incident to the normal operation of its business, none of which is believed to be material to the financial position and results of operations of the Company. See Notes 1 and 14 of Notes to Consolidated Financial Statements for a description of the Company's product liability insurance coverage and estimated exposure.

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

         See page 13

ITEM 6.  SELECTED FINANCIAL DATA.
--------------------------------------------------------------------------------

         See page 13

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
--------------------------------------------------------------------------------

         See pages 14 through 21

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
--------------------------------------------------------------------------------

         See page 21

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
--------------------------------------------------------------------------------

         See pages 24 through 51

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
--------------------------------------------------------------------------------

         None.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

         The principal market for Flow International Corporation's ("Flow" or the "Company") common stock is the over-the-counter market. The Company's stock is traded on the NASDAQ National Market under the symbol "FLOW." The range of high and low sales prices for the Company's common stock for the last two fiscal years is set forth in the following table.

                                                 Fiscal Year 2000                   Fiscal Year 1999
                                              High               Low             High               Low
                                            -----------------------------------------------------------
         First Quarter                      $11.88             $9.75           $12.75            $10.69
         Second Quarter                      11.97              9.94            10.75              8.38
         Third Quarter                       12.44             10.00            12.06              9.13
         Fourth Quarter                      12.88             10.25            11.13              8.44

         There were 1,161 shareholders of record as of June 5, 2000.

         The Company has not paid dividends to common shareholders in the past. The Board of Directors intends to retain future earnings to finance development and expansion of the Company's business and does not expect to declare dividends to common shareholders in the near future.

ITEM 6. SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------


(in thousands, except per share amounts)                   Year Ended April 30,
--------------------------------------------------------------------------------------------------------------
                                            2000           1999           1998*          1997*           1996
                                           -------------------------------------------------------------------
Income Statement Data:
   Revenue                               $194,087       $148,202        $159,482       $168,193       $144,905
   Pretax Income                            8,995          9,336           6,505            963          8,902
   Net Income                               6,477          6,722           4,803            725          7,085
   Basic Earnings Per Share                  0.44           0.46            0.33           0.05           0.49
   Diluted Earnings Per Share                0.43           0.45            0.32           0.05           0.47

Balance Sheet Data:
   Working Capital                        $87,552        $79,993         $59,863        $68,126        $57,866
   Total Assets                           197,041        179,152         121,181        133,466        126,493
   Short-Term Debt                          9,216          4,604           6,905          1,730          3,339
   Long-Term Obligations                   70,397         64,614          32,076         53,569         45,590
   Shareholders' Equity                    66,669         64,022          61,195         56,753         57,060

   * See Note 4 of the Consolidated Financial Statements which describes the disposition of certain business units during fiscal 1998 and the related restructuring provisions in fiscal 1998 and 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

         The Company provides ultrahigh-pressure ("UHP") systems and related products and services to a wide variety of industries. Waterjet cutting is recognized as a better alternative to traditional cutting methods such as saws, plasma or laser systems. It is faster, has greater versatility in the types of products it can cut and eliminates the need for secondary processing operations. The Company divides its UHP revenues into two primary categories of product, `UHP Systems' and `UHP Consumable Parts and Services'. In addition to UHP revenue, the Company's fiscal 1998 consolidated revenues also include the non-core Access and Services operations that were sold in September 1997.

              CONSOLIDATED REVENUES BY MAJOR PRODUCT CATEGORIES

                                                             Year Ended April 30,
(In thousands)                            2000                       1999                       1998
                                        Revenues        %          Revenues       %          Revenues        %
                                        ----------------------------------------------------------------------
UHP Systems                             $138,379       71           $94,040      63           $94,728       66
UHP Consumable Parts and Services         55,708       29            54,162      37            47,904       34
                                         ---------------------------------------------------------------------

Total UHP Revenues                       194,087      100           148,202     100           142,632      100
                                         =====================================================================

Access and Services                         -                          -                       16,850
                                        ----------------------------------------------------------------------

Total Consolidated Revenues             $194,087                   $148,202                  $159,482
                                        ======================================================================

FISCAL 2000 COMPARED TO FISCAL 1999

         Revenues for the year ended April 30, 2000 were $194.1 million, an increase of $45.9 million (31%) over the prior year period. This growth was the result of recent acquisitions, as well as revenues generated from the recently commercialized food safety technology, "Fresher Under Pressure"(R). The Company acquired Flow Pressure Systems Vasteras AB ("Pressure Systems") in March 1999 and Spearhead Automated Systems ("Spearhead") in September 1999. Excluding acquisitions and "Fresher Under Pressure", revenues decreased 3% both domestically and internationally; however, this performance was better than the overall machine cutting tool market. The United States machine cutting tool market declined 14% for the 12 months ended April 30, 2000 according to the Association for Manufacturing Technology ("AMT"). Flow's UHP technology continued to gain market share in spite of a decreasing market. The Company's revenues can be segregated into two primary categories, systems sales and consumables sales. Systems are generally comprised of a pump along with the robotics or articulation used to move the cutting or cleaning head. Systems are further broken down between standard systems such as the Bengal-Registered Tradmark-, Integrated Flying Bridge, A-Series, Waterjet Machining Center (R) ("WMC") and standard automotive systems, and special or custom designed systems used primarily in the aerospace and automotive markets. UHP systems also include food safety revenues, as well as isostatic press systems. Systems sales in fiscal 2000 were $138.4 million, an increase of $44.3 million (47%) over the prior year. Excluding acquisitions and "Fresher Under Pressure", systems revenues were down slightly. Consumables are primarily parts used by the pump and cutting head during operation. Consumable parts and services revenues increased $1.5 million (3%) to $55.7 million in fiscal 2000. The slowdown in the consumable sales growth reflects a decrease in the worldwide machine tool market, as well as the Company's goal of providing lower operating costs through longer lived parts.

         Total domestic revenues increased 42% to $110.3 million and represented 57% of fiscal 2000 sales. European revenues posted a 28% gain to $53.9 million and represented 28% of total revenues. Asian revenues increased 11% to $16.5 million and accounted for 8% of consolidated revenues. Sales in the remainder of the world, primarily Canada, Mexico and South America, decreased 4% to $13.3 million. Growth in both the domestic and European markets resulted from recent acquisitions. While waterjet technology continues to gain market share due to its advantages over traditional cutting technologies, its sales growth year over year is affected by the overall performance of the machine cutting tool market. According to AMT data, it appears that the machine cutting tool market is beginning to rebound as compared to the prior year. While the Company's sales growth rate has historically exceeded the cutting tool market, the Company's fiscal 2001 performance will be affected by the extent of the broader machine tool market rebound. The Company typically sells its products at higher prices outside the United States due to the costs of servicing these markets. The Company did not significantly raise prices during fiscal 2000.

         Fiscal 2000 revenues included $7.2 million related to food safety or "Fresher Under Pressure". By exposing foods to pressures up to 100,000 pounds per square inch ("psi") for a short time, typically 30 seconds to slightly more than two minutes, UHP achieves the effects of pasteurization without heat. Not only are spoilage microorganisms destroyed, but the process also destroys harmful pathogens such as E. coli, listeria and salmonella, thus increasing shelf life, while ensuring a safe, healthy product. Unlike thermal treatment (pasteurization) or other methods such as irradiation, UHP technology does not destroy or alter the nutritional qualities, taste, texture or color of the food. Flow has a `continuous flow' concept whereby pumpable foods such as juices, salsas, guacamole, liquid eggs and salad dressings are pumped into pressure chambers, pressurized and then pumped into the next stage of the process, such as bottling. This continuous flow process is fully automated and requires just a single operator. The Company also has the ability to UHP process non-pumpable foods as a result of the March 1999 acquisition of Pressure Systems. Pressure Systems provides Flow the patented large vessel technology to make batch systems. This makes Flow the only supplier of complete UHP systems to the food industry. The Company anticipates leasing the continuous flow systems and selling the batch systems. The leases have a fixed monthly charge plus a per gallon or per pound usage fee. Lease revenue is recognized monthly based on throughput. Revenue for the batch systems is recognized on the percentage of completion method. In total, the Company has over 50 pressure vessels in operation or on order. Management also anticipates
"Fresher Under Pressure" revenues will double each year for the next three years.

         Gross profit for the year ended April 30, 2000 increased $13.6 million (21%). Gross profit expressed as a percentage of revenue was 41% in fiscal 2000 as compared to 44% in fiscal 1999. In general, gross margin rates on systems sales are less than 45% and on consumables sales are in excess of 50%. On average, standard systems carry higher margins than the custom engineered systems, which include the isostatic pressure vessels manufactured by Pressure Systems. As such, the gross margin percentage varies depending on the revenue mix between systems, both standard and special, and consumables sales. Systems sales represented 71% of fiscal 2000 revenues, up from 63% in the prior year, and consumables sales represented 29% of fiscal 2000 revenues, down from 37% in the prior year. The decrease in current year gross margin was a function of the shift in revenue towards a greater percentage of systems sales, as well as the inclusion of the isostatic press systems in fiscal 2000.

         Excluding Pressure Systems and Spearhead, operating expenses increased $395,000 (1%) as compared to the prior year. Expressed as a percentage of revenues, total operating expenses decreased to 32% in fiscal 2000 from 35% in fiscal 1999. Marketing expenses of $29 million increased $4.2 million (17%) as compared to the prior year, and expressed as a percentage of revenues, decreased to 15% from 17% in the prior year. Research and engineering expenses in fiscal 2000 increased $2.3 million (18%) to $14.7 million as compared to the prior year. As a percentage of revenues, research and engineering expenses were 8% in both fiscal 2000 and fiscal 1999. Management will continue to aggressively pursue technological advances through increased research and engineering spending to maintain the Company's technological superiority. General and administrative expenses of $19.1 million increased $4.2 million (28%) for the year as compared to the prior year. Expressed as a percentage of revenues however, general and administrative expenses were comparable to the prior year at 10%.

         Operating income can vary significantly for domestic and foreign operations, but is primarily the result of product mix variations and volume from year to year. Management continues to monitor the economic situation throughout all principal geographic areas. The domestic machine tool market experienced weakness in fiscal 2000, but appeared to begin to rebound during the fourth quarter of fiscal 2000. While the Company's business has historically performed better than the overall market, fiscal 2001 domestic performance will be affected by the strength and timing of the rebound in the machine cutting tool market. Fiscal 2001 European growth is expected to continue but at a lower level than in fiscal 2000.

         Net interest expense of $5 million increased $1.8 million (57%) in fiscal 2000 compared to fiscal 1999. The increase in interest expense is due to higher debt levels associated with the purchase of Pressure Systems and Spearhead, as well as additional financing related to the development of the "Fresher Under Pressure" program, and increased interest rates. During fiscal 2000, other expense, net, totaled $2 million compared to other expense, net, of $587,000 in fiscal 1999. This change is due to the increase in the minority interest for majority owned joint ventures.

         For both fiscal 2000 and fiscal 1999, the provision for income taxes was 28% of income before tax. The income tax rates were lower than the statutory rates in both the current and prior years due primarily to lower foreign tax rates and benefits from the foreign sales corporation. Additionally, the Company regularly evaluates the likelihood of utilizing its deferred tax assets and adjusts the valuation allowance thereon based on an evaluation of both positive and negative evidence related to these deferred tax assets.

         The weighted average number of shares outstanding used for the calculation of Basic and Diluted earnings per share is 14,716,000 and 15,127,000, respectively, for fiscal 2000 and 14,730,000 and 15,059,000, respectively, for fiscal 1999.

         The Company recorded fiscal 2000 net income of $6.5 million, or $.44 Basic and $.43 Diluted earnings per share as compared to $6.7 million, or $.46 Basic and $.45 Diluted earnings per share in fiscal 1999.

FISCAL 1999 COMPARED TO FISCAL 1998

         During the second quarter of fiscal 1998 the Company sold its non-core Access and Services operations. The following pro forma table separates the Company's fiscal 1998 consolidated income statement into ongoing operations
(UHP) and divested operations (Access and Services). The Access and Services results include an associated $4.9 million restructuring charge. This charge is included as a separate component of operating expenses in the accompanying Consolidated Statements of Income.

(In thousands)                          Year Ended April 30, 1998
                                      ------------------------------------
                                                 Access &
                                         UHP     Services      Consolidated
                                      ------------------------------------
   Revenue                            $142,632    $16,850        $159,482
   Gross profit                         58,958      5,247          64,205
   Operating expenses                   45,593      8,427          54,020
   Operating income / (loss)            13,365     (3,180)         10,185
   Interest / other expense, net        (3,303)      (377)         (3,680)
   Pretax income / (loss)              $10,062    $(3,557)         $6,505

As fiscal 1999 does not include the divested Access and Services operations, the following Results of Operations review compares only the ongoing UHP operations.

UHP RESULTS OF OPERATIONS ANALYSIS

         The following analysis presents a year over year comparison of the UHP operations. The following pro forma table presents the results of operations of the Company's UHP business only:

(In thousands)                                                  Year ended
                                                                 April 30,
                                                         ------------------------
                                                            1999             1998
                                                         ------------------------
                  Revenue                                $148,202        $142,632
                  Gross profit                             65,231          58,958
                  Operating expenses:
                    Marketing                              24,847          21,952
                    Research and engineering               12,396           9,990
                    General and administrative             14,888          13,651
                                                           ------          ------
                                                           52,131          45,593
                                                           ------          ------
                  Operating income                         13,100          13,365
                  Interest expense, net                    (3,177)         (2,886)
                  Other expense, net                         (587)           (417)
                                                           ------          ------
                  Pretax income                             9,336          10,062
                  Net income                             $  6,722        $  7,144

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

         Domestically, revenues increased 9% to $77.5 million and represented 52% of fiscal 1999 sales. This increase in revenues was achieved in spite of a 27% decrease in the U.S. cutting machine tool market for the 12 months ended April 30, 1999 according to the AMT. The Company did, however, experience weakness domestically during the fourth quarter of fiscal 1999 with an 8% decline in domestic sales as compared to the prior year. According to AMT, the domestic cutting machine tool market dropped 47% during the first calendar quarter of 1999. Management believes the decline in fourth quarter domestic sales is a function of a tightening economy as opposed to a reduction in the benefits of the waterjet cutting technology over competitive technologies. European revenues posted the strongest geographic gain, 22% to $42 million and represented 28% of total revenues. The Company experienced weakness in the Asian region, where revenues decreased $4.4 million (23%) to $14.9 million. Weakness in Japan accounted for $3.5 million of this drop. Sales in the remainder of the world, primarily Canada, Mexico and South America, also decreased 23% to $13.9 million. The Company did not significantly raise prices during fiscal 1999.

         Gross profit for the year ended April 30, 1999 increased $6.3 million (11%) on just a 4% increase in sales. Gross profit expressed as a percentage of revenue was 44% in fiscal 1999 as compared to 41% in fiscal 1998. The increase in gross margin was a function of the shift in revenue towards a greater percentage of consumables sales, as well as an increase in standard system sales, as compared to special systems. Systems sales represented 63% of fiscal 1999 revenues, down from 66% in the prior year, and consumables sales represented 37% of fiscal 1999 revenues, up from 34% in the prior year. On average, standard systems carry higher margins than the custom engineered systems. Additionally, production efficiencies and greater throughput resulted in reduced costs.

         Total operating expenses of $52.1 million increased $6.5 million (14%) over the prior year. Expressed as a percentage of revenues, operating expenses increased to 35% in fiscal 1999 from 32% in fiscal 1998. Marketing expenses of $24.8 million increased $2.9 million (13%) as compared to the prior year, and expressed as a percentage of revenues, increased to 17% from 15% in the prior year. This increase includes marketing activity for "Fresher Under Pressure" and several major trade shows. Research and engineering expenses in fiscal 1999 increased $2.4 million (24%) to $12.4 million as compared to the prior year. Approximately $2.1 million of this increase was development of the "Fresher Under Pressure" technology. As a percentage of revenues, research and engineering expenses were 8% in fiscal 1999 as compared to 7% in fiscal 1998. General and administrative expenses of $14.9 million increased $1.2 million (9%) for the year as compared to the prior year. Expressed as a percentage of revenues however, general and administrative expenses were comparable to the prior year at 10%.

         Operating income can vary significantly for domestic and foreign operations, but is primarily the result of product mix variations and volume from year to year. Management continues to monitor the economic situation throughout all principal geographic areas. Domestic growth was weaker than past years and the Asian region experienced a 23% decline.

         Net interest expense of $3.2 million increased $291,000 (10%) in fiscal 1999 compared to fiscal 1998. This increase resulted from higher debt levels associated with a $3.3 million stock repurchase program and inventory and capital asset additions related to "Fresher Under Pressure" of approximately $7.7 million. During fiscal 1999, other expense, net, totaled $587,000 compared to other expense, net, of $417,000 in fiscal 1998.

         Fiscal 1999 income tax expense was 28% of income before tax as compared to 29% in the previous year. The income tax rates were lower than the statutory rates in both the current and prior year due primarily to lower foreign tax rates and benefits from the foreign sales corporation. Additionally, the Company regularly evaluates the likelihood of utilizing its deferred tax assets and adjusts the valuation allowance thereon based on an evaluation of both positive and negative evidence related to these deferred tax assets.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company generated $1.8 million in cash flow from operations during fiscal 2000 as compared to $2.9 million in fiscal 1999. Cash flow in fiscal 2000 was impacted by increases in both receivables and inventory as discussed further below, as well as reductions in accounts payable. The Company invested $6.6 million in property and equipment during fiscal 2000 of which $2.4 million related to "Fresher Under Pressure". Additionally, the Company paid $4.5 million, net of cash acquired, for Spearhead. Total debt at April 30, 2000 was $79.6 million, an increase of $10.4 million (15%) from April 30, 1999. Management believes that the available credit facilities and working capital generated by operations will provide sufficient resources to meet its operating and capital requirements for the next 12 months. The Company's Credit Agreement and private placement require the Company to comply with certain financial covenants. The covenants were amended as a result of recent acquisitions. As of April 30, 2000, the Company was in compliance with all such covenants, as amended. The fiscal 1998 Consolidated Statement of Cash Flows reflects the disposition of the Access and Services businesses.

         See Note 9 of Notes to Consolidated Financial Statements for a schedule of long-term debt maturities. Long-term debt obligations are expected to be met from working capital provided by operations and, as necessary, by other indebtedness.

         Capital spending plans currently provide for outlays of approximately $8 million to $11 million in fiscal 2001. Of this amount, approximately $4 million to $6 million relates to the manufacture of the continuous feed "Fresher Under Pressure" assets. The timing of these continuous feed asset additions will be determined by market demand. It is expected that funds necessary for these expenditures will be generated internally and through available credit facilities.

         Gross receivables of $68.7 million at April 30, 2000 increased $12.1 million (21%) from April 30, 1999. This increase is a function of the 39% increase in sales during the fourth quarter of fiscal 2000 as compared to fiscal 1999. Days' sales outstanding in gross accounts receivable is negatively impacted by the traditionally longer payment cycle outside the United States. Additionally, longer payment terms are sometimes negotiated on large system orders. Management does not believe these timing issues will present a material adverse impact on the Company's short-term liquidity requirements.

         Inventory of $49.2 million at April 30, 2000 represents an increase of $1.4 million (3%) compared to April 30, 1999. Excluding the September 1999 Spearhead acquisition, inventories were flat as compared to April 30, 1999. Certain products manufactured by Pressure Systems and the Company's robotics and automation divisions require an extended manufacturing period, and therefore involve higher levels of work in process.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities", is effective beginning in fiscal 2001, with early adoption permitted. FAS 133 standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the financial statements and measure them at fair value. The Company is currently reviewing the requirements of FAS 133 and assessing its impact on the Company's financial statements. The Company has not made a decision regarding the period of adoption.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management is evaluating the impact of SAB 101 and will adopt this statement no later than February 1, 2001.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:
--------------------------------------------------------------------------------

         Market risk exists in the Company's financial instruments related to an increase in interest rates, adverse changes in foreign exchange rates relative to the U.S. dollar, as well as financial risk management and derivatives. These exposures are related to the daily operations of the Company.

         Interest Rate Exposure - At April 30, 2000 the Company had $79.6 million in interest bearing debt. Of this amount, $16.6 million was fixed rate debt with interest rates ranging from 4.75% to 7.25% per annum. The remaining debt of $63 million was variable with $43.2 million of this total bearing a rate of LIBOR + 2.5% or 8.69% at April 30, 2000. The majority of the remaining floating rate debt was at prime, 9%. See Note 9 to the Consolidated Financial Statements for additional contractual information on the Company's debt obligations. Market risk is estimated as the potential for interest rates to increase 10% on the variable rate debt. A 10% increase in interest rates would result in an approximate additional annual charge to the Company's pretax profits and cash flow of $550,000. At April 30, 2000 the Company had no derivative instruments to offset the risk of interest rate changes. The Company may choose to use derivative instruments, such as interest rate swaps, to manage the risk associated with interest rate changes.

         Foreign Currency Exchange Rate Risk - The Company transacts business in various foreign currencies, primarily the Canadian dollar, the German mark, the Japanese yen, the New Taiwan dollar, and the Swedish crown. The assets and liabilities of its foreign operations, with functional currencies other than the U.S. dollar, are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. Aggregate transaction gains and losses included in the determination of net income have not been material. Based on the Company's overall currency rate exposure at April 30, 2000, a near-term 10% appreciation or depreciation of the U.S. dollar would have an insignificant effect on the Company's financial position, results of operations and cash flows over the next fiscal year. At April 30, 2000, the Company had several derivative instruments to offset the risk of foreign currency exchange rate changes. The Company may continue to use derivative instruments, such as forward exchange rate contracts, to manage the risk associated with foreign currency exchange rate changes.

                    MANAGEMENT'S STATEMENT OF RESPONSIBILITY

         Management is responsible for the fair and accurate presentation of information in this Form 10-K. The consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States. Financial and operating information comes from Company records and other sources. Certain amounts are, of necessity, based on judgment and estimation.

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

                                                      /s/ Stephen D. Reichenbach
                                                      --------------------------
                                                          Stephen D. Reichenbach
                                             Executive Vice President, Treasurer
                                                     and Chief Financial Officer



--------------------------------------------------------------------------------

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------------------------------

         The following consolidated financial statements are filed as a part of this report:

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                                       PAGE IN THIS REPORT
--------------------------------------------------------------------------------------------------------------------
Report of Independent Accountants                                                                       25

Consolidated Balance Sheets at April 30, 2000 and 1999                                                  26

Consolidated Statements of Income for each of the three
  years in the period ended April 30, 2000                                                              27

Consolidated Statements of Cash Flows for each of
  the three years in the period ended April 30, 2000                                                    28

Consolidated Statements of Shareholders'
  Equity for each of the three years in the period ended April 30, 2000                                 30

Notes to Consolidated Financial Statements                                                              31


FINANCIAL STATEMENT SCHEDULES

Schedule VIII   Valuation and Qualifying Accounts                                                       51

         All other schedules are omitted because they are not applicable.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Flow International Corporation


         In our opinion, the consolidated financial statements and related schedules listed in the accompanying index present fairly, in all material respects, the financial position of Flow International Corporation and its subsidiaries at April 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2000, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS  LLP
Seattle, Washington
June 5, 2000

                         FLOW INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                               April 30,
                                                                                    ----------------------
                                                                                     2000            1999
                                                                                     ----            ----
ASSETS:
Current Assets:
   Cash                                                                             $6,383        $10,403
   Receivables, net                                                                 67,793         55,783
   Inventories, net                                                                 49,168         47,771
   Deferred Income Taxes                                                             1,900          1,658
   Other Current Assets                                                              5,963          4,849
                                                                                -------------------------
Total Current Assets                                                               131,207        120,464

Property and Equipment, net                                                         21,024         17,723
Intangible Assets, net of accumulated amortization of
    $10,306 and $7,000, respectively                                                39,124         36,211
Deferred Income Taxes                                                                  572          1,314
Other Assets                                                                         5,114          3,440
                                                                                -------------------------
                                                                                  $197,041       $179,152
                                                                                =========================
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
   Notes Payable                                                                $    5,290      $     419
   Current Portion of Long-Term Obligations                                          3,926          4,185
   Accounts Payable                                                                 15,648         18,411
   Accrued Payroll and Related Liabilities                                           5,948          6,801
   Other Accrued Taxes                                                                 523            851
   Deferred Revenue                                                                  2,476          2,888
   Other Accrued Liabilities                                                         9,844          6,916
                                                                                     --------------------
Total Current Liabilities                                                           43,655         40,471

Long-Term Obligations                                                               70,397         64,614
Customer Prepayments                                                                14,483          8,931

Commitments and Contingencies (Note 14)

Minority Interest                                                                    1,837          1,114

Shareholders' Equity:
   Series A 8% Convertible Preferred Stock - $.01 par value, 1,000,000 shares authorized, none issued

   Common Stock - $.01 par value, 20,000,000 shares authorized,
     14,736,081 shares outstanding at April 30, 2000
     14,665,700 shares outstanding at April 30, 1999                                   147            147
   Capital in Excess of Par                                                         41,041         40,260
   Retained Earnings                                                                34,514         28,037
   Accumulated Other Comprehensive Loss                                             (9,033)        (4,422)
                                                                                --------------------------
Total Shareholders' Equity                                                          66,669         64,022
                                                                                -------------------------
                                                                                  $197,041       $179,152
                                                                                =========================

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                         FLOW INTERNATIONAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                                                      Year Ended April 30,
                                                                       ---------------------------------------
                                                                           2000           1999          1998 *
                                                                           -----          ----          ------
Revenue                                                                 $194,087       $148,202       $159,482

Cost of Sales                                                            115,259         82,971         95,277
                                                                       ---------------------------------------

Gross Profit                                                              78,828         65,231         64,205
                                                                       ---------------------------------------

Expenses:
   Marketing                                                              28,998         24,847         23,972
   Research and Engineering                                               14,684         12,396         10,253
   General and Administrative                                             19,106         14,888         14,885
   Restructuring                                                               -              -          4,910
                                                                        --------------------------------------
                                                                          62,788         52,131         54,020
                                                                        --------------------------------------

Operating Income                                                          16,040         13,100         10,185

Interest Expense, net                                                     (4,998)        (3,177)        (3,246)
Other Expense, net                                                        (2,047)          (587)          (434)
                                                                        --------------------------------------

Income Before Provision for Income Taxes                                   8,995          9,336          6,505
Provision for Income Taxes                                                 2,518          2,614          1,702
                                                                        --------------------------------------

Net Income                                                                $6,477         $6,722         $4,803
                                                                        ======================================

Basic Earnings Per Share                                                $    .44       $    .46         $  .33
                                                                        ======================================
Diluted Earnings Per Share                                              $    .43       $    .45         $  .32
                                                                        ======================================

* SEE NOTE 4 WHICH DESCRIBES THE DISPOSITION OF CERTAIN BUSINESS UNITS DURING FISCAL 1998

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                         FLOW INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                            Year Ended April 30,
                                                                                   --------------------------------------
                                                                                   2000             1999           1998 *
                                                                                   ----             ----           ------
Cash Flows from Operating Activities:

   Net Income                                                                     $6,477           $6,722           $4,803
   Adjustments to Reconcile Net Income to Cash
  Provided by Operating Activities:

  Depreciation and Amortization                                                    7,295            4,882            4,369
  Restructuring provision                                                                                            4,910
  Deferred Income Taxes                                                              290            1,327            1,218
  Minority Interest                                                                  723               56               38
  Provision for losses on trade accounts receivable                                  133              373              508
  Provision for slow moving and obsolete inventory                                  (411)            (213)             630
  Tax effect of exercised stock options                                              145              218              373
  Stock Compensation                                                                 319
  (Increase) Decrease in Operating Assets and Liabilities, net of effects of business combinations and restructuring:

        Receivables                                                              (10,096)          (4,201)         (13,667)
        Inventories                                                                 (334)          (4,494)          (3,007)
        Other Current Assets                                                      (1,041)           3,798           (3,454)
        Accounts Payable                                                          (3,795)           4,423            2,009
        Accrued Payroll and Related Liabilities                                     (853)           1,168            1,562
        Deferred Revenue                                                            (412)           2,786              102
        Customer Prepayments                                                       5,552            1,009
        Other Accrued Liabilities                                                   (740)         (14,668)             114
        Other Long-Term Assets                                                    (1,412)            (304)           2,201
                                                                                  -------         --------          ------

  Cash provided by operating activities                                            1,840            2,882            2,709
                                                                                  -------         --------          ------
Cash Flows from Investing Activities:
  Expenditures for property and equipment                                         (6,569)          (8,200)          (6,600)
  Payment for business combinations, net of cash acquired                         (4,499)         (13,564)          (7,735)
  Proceeds from sale of certain business units                                                                      31,189
  Other                                                                             (151)             (44)            (186)
                                                                                  -------         --------          ------

  Cash (used) provided by investing activities                                   (11,219)         (21,808)          16,668
                                                                                  -------         --------          ------
Cash Flows from Financing Activities:
  Borrowings under line of credit agreements, net                                 13,337           33,594          (24,512)
  Proceeds from long-term obligations                                                                                8,544
  Payments of long-term obligations                                               (3,953)          (3,357)          (1,389)
  Common stock repurchased                                                                         (3,266)
  Proceeds from issuance of common stock                                             317              948            1,789
                                                                                  -------         --------          ------

  Cash provided (used) by financing activities                                     9,701           27,919          (15,568)
                                                                                  -------         --------          ------
Effect of exchange rate changes                                                   (4,342)          (1,596)          (3,282)
                                                                                  -------         --------          ------
Increase (decrease) in cash and cash equivalents                                  (4,020)           7,397              527

Cash and cash equivalents at beginning of period                                  10,403            3,006            2,479
                                                                                  -------         --------          ------
Cash and cash equivalents at end of period                                        $6,383          $10,403           $3,006
                                                                                  -------         --------          ------
                                                                                  -------         --------          ------


* SEE NOTE 4 WHICH DESCRIBES THE DISPOSITION OF CERTAIN BUSINESS UNITS DURING FISCAL 1998

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS.

                         FLOW INTERNATIONAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (In thousands)

                                                                                          Year Ended April 30,
                                                                                   --------------------------------------
                                                                                   2000             1999           1998 *
                                                                                   ----             ----           ------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash paid during the year for
    Interest                                                                       $4,844          $3,175          $3,504
    Income Taxes                                                                    1,882             569           1,656

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Fair value of assets acquired (Note 2)                                             $6,039         $43,703         $10,144
Net Cash paid, stock issued and notes assumed for assets acquired                  (4,499)        (13,564)         (7,466)
                                                                                  --------         --------       --------
Liabilities assumed                                                                $1,540         $30,139          $2,678

                         FLOW INTERNATIONAL CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)

                                        Common Stock                                            Accumulated
                                        ------------            Capital                               Other           TOTAL
                                                    Par       In Excess       Retained        Comprehensive   SHAREHOLDERS'
                                      Shares      Value          Of Par       Earnings                 Loss          EQUITY
                                      -------------------------------------------------------------------------------------
Balances, May 1, 1997                 14,545       $145         $37,766        $18,946              $(104)          $56,753

Components of Comprehensive Income:

    Net Income                                                                   4,803                                4,803
    Unrealized Loss on Equity Securities
        Available for Sale, Net of Tax                                                               (136)             (136)
    Cumulative Translation Adjustment                                                              (2,387)           (2,387)
                                                                                                              --------------

Total Comprehensive Income                                                                                            2,280
                                                                                                              --------------

Exercise of Stock Options                302          3           1,786                                               1,789
Other                                                               373                                                 373
                                      -------------------------------------------------------------------------------------
Balances, April 30, 1998              14,847       $148         $39,925        $23,749            $(2,627)          $61,195
                                      -------------------------------------------------------------------------------------

Components of Comprehensive Income:
    Net Income                                                                   6,722                                6,722
    Unrealized Loss on Equity Securities
        Available for Sale, Net of Tax                                                               (199)             (199)
    Cumulative Translation Adjustment                                                              (1,596)           (1,596)
                                                                                                              --------------

Total Comprehensive Income                                                                                            4,927
                                                                                                              --------------
Exercise of Stock Options                155          2             946                                                 948
Repurchase of Common Stock             (336)        (3)           (829)        (2,434)                               (3,266)
Other                                                               218                                                 218
                                      -------------------------------------------------------------------------------------
Balances, April 30, 1999              14,666       $147         $40,260        $28,037            $(4,422)          $64,022
                                      -------------------------------------------------------------------------------------

Components of Comprehensive Income:
    Net Income                                                                   6,477                                6,477
    Unrealized Loss on Equity Securities
        Available for Sale, Net of Tax                                                               (269)             (269)
    Cumulative Translation Adjustment                                                              (4,342)           (4,342)
                                                                                                              --------------

Total Comprehensive Income                                                                                            1,866
                                                                                                              --------------
Exercise of Stock Options                 71                        317                                                 317
Other                                                               464                                                 464
                                      -------------------------------------------------------------------------------------
Balances, April 30, 2000              14,737       $147         $41,041        $34,514            $(9,033)          $66,669
                                      =====================================================================================

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  For the three years ended April 30, 2000
       (All tabular dollar amounts in thousands, except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
--------------------------------------------------------------------------------

PRINCIPLES OF CONSOLIDATION

         The Consolidated Financial Statements include Flow International Corporation ("Flow" or the "Company"), and its wholly-owned subsidiaries, Flow Europe GmbH ("Flow Europe"), Foracon Maschinen und Anlagenbau GmbH & CO.KG ("Foracon"), Flow Asia Corporation ("Flow Asia"), Flow Automation Inc. ("Flow Automation"), Flow Japan Corporation ("Flow Japan"), Flow Software Technologies Ltd. ("Flow Software"), Flow Pressure Systems Vasteras AB ("Pressure Systems"), Flow Holdings GmbH (SAGL) Limited Liability Company ("Flow Switzerland"), HydroDynamic Cutting Services, Spearhead Automated Systems ("Spearhead"), and a 50% owned joint venture, Flow Autoclave Inc. ("Flow Autoclave"). In addition, periods through the first quarter of fiscal 1998 included the wholly-owned subsidiaries Rampart Waterblast, Inc., Spider Staging Corporation ("Spider"), Power Climber and affiliated companies ("Power Climber") as well as a joint venture, Consortium Europeen du Materiel ("CEM") and the HydroMilling division, collectively ("Access and Services") (see Note 4). All significant intercompany transactions have been eliminated.

OPERATIONS

         The Company develops and manufactures ultrahigh-pressure ("UHP") waterjet cutting, cleaning and specialized robotic systems for the manufacturing, industrial and marine cleaning markets. The Company provides products to a wide variety of industries, including the automotive, aerospace, disposable products, food processing, job shop, marble, tile and other stone cutting, and paper industries. In addition, the Company provides isostatic presses to the automotive and aerospace industries and UHP processing equipment for food. Equipment is designed, developed, and manufactured at the Company's principal facilities in Kent, Washington, and at manufacturing facilities in Bretton and Darmstadt Germany; Burlington, Canada; Hsinchu, Taiwan; Jeffersonville, Indiana; Detroit, Michigan and Vasteras, Sweden. The Company markets its products to customers worldwide through its principal offices in Kent and its subsidiaries in Brazil, Canada, Germany, Japan, Sweden, Switzerland, Taiwan, and the United Kingdom.

REVENUE RECOGNITION

         Revenues are recognized at the time of shipment for products and certain types of systems, and under percentage of completion, measured by the cost to cost method, for other types of systems. Revenues from equipment on lease are recognized as rental income in the period earned.

CASH EQUIVALENTS

         For the purposes of the Consolidated Statements of Cash Flows, the Company considers short-term investments with original or remaining maturities from the date of purchase of three months or less, if any, to be cash equivalents. The Company's cash consists of demand deposits in large financial institutions. At times, balances may exceed federally insured limits.

INVENTORIES

         Inventories are stated at the lower of cost, determined by using the first-in, first-out method, or market. Costs included in inventories consist of materials, labor and manufacturing overhead, which are related to the purchase or production of inventories.

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Additions, leasehold improvements and major replacements are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. When assets are sold, retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the statement of income. Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets, which range from three to eleven years for machinery and equipment; three to nine years for furniture and fixtures and 19 years for buildings. Leasehold improvements are amortized over the related lease term, or the life of the asset, whichever is shorter.

INTANGIBLE ASSETS

         Intangible assets consisting primarily of acquired technology, patents, non-compete agreements and goodwill are amortized on a straight-line basis over fifteen years.

IMPAIRMENT OF LONG-LIVED ASSETS

         The Company reviews most long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used in its business annually for impairment, or whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be recoverable in accordance with accounting principles generally accepted in the United States. If determined necessary, an impaired asset is written down to its estimated fair market value based on the best information available. The Company generally measures estimated fair market value by reviewing undiscounted estimated future cash flows. Accordingly, actual results could vary significantly from such estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amount of all financial instruments on the balance sheet as of April 30, 2000 and 1999 approximates fair value with the exception of the Company's investment in Phenix Composites, Incorporated ("Phenix") (see Note 5). The carrying value of long-term obligations and notes payable approximates fair value because interest rates reflect current market conditions or are based on discounted cash flow analyses. The carrying value of the Company's investment in common stock of Western Garnet International Ltd. ("Western Garnet") is at fair value based on the current market price of the common stock.

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

WARRANTY LIABILITY

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

PRODUCT LIABILITY

         The Company is obligated under terms of its product liability insurance contracts to pay all costs up to deductible amounts. Included in general and administrative expenses are insurance, investigation and legal defense costs. Legal settlements, if any, are included in other expense.

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

FOREIGN CURRENCY TRANSLATION

         The functional currency of Flow Asia is the New Taiwan dollar; of Flow Automation, the Canadian dollar; of Flow Europe and Foracon, the German mark; of Flow Japan, the Japanese yen, and of Pressure Systems, the Swedish crown. All assets and liabilities of these foreign subsidiaries are translated at year-end rates. Income and expense accounts of the foreign subsidiaries are translated at the average rates in effect during the year. Adjustments resulting from the translation of Flow Asia, Flow Automation, Flow Europe, Foracon, Flow Japan, and Pressure Systems financial statements are recorded in the accumulated other comprehensive loss account in the shareholders' equity section of the accompanying Consolidated Balance Sheets.

         The Company uses forward exchange contracts to hedge certain firm purchase and sale commitments and the related receivables and payables, including certain intercompany foreign currency transactions. Hedged transactions are denominated primarily in the Swedish crown. Gains and losses related to hedges of firmly committed transactions and the related receivables are deferred and are recognized in income or as adjustments of carrying amounts when the offsetting gains and losses are recognized on the hedged transactions. The realized and unrealized gains or losses on forward contracts were insignificant. The forward exchange contracts expire at various times through March 2001.

         The estimated fair values of derivatives used to hedge the Company's risks will fluctuate over time. The fair value of the forward exchange contracts is estimated by obtaining quoted market prices.

         For the years ended April 30, 2000, 1999 and 1998 a net foreign exchange loss of $110,000, $104,000 and $75,000, respectively, is included in Other Expense, net, in the accompanying Consolidated Statements of Income.

BASIC AND DILUTED EARNINGS PER SHARE

         Basic earnings per share represents net income available to common shareholders divided by the weighted average number of shares outstanding during the period. Diluted earnings per share represents net income available to common shareholders divided by the weighted average number of shares outstanding including the potentially dilutive impact of stock options. Common stock options are converted using the treasury stock method.

         The following table sets forth the computation of Basic and Diluted earnings per share for the years ended April 30, 2000, 1999 and 1998:


                                                       Year Ended April 30,
                                                  2000        1999        1998
                                                 ------------------------------
Numerator:
     Net income                                  $6,477      $6,722      $4,803

Denominator:

     Denominator for basic earnings
       per share - weighted average shares       14,716      14,730      14,707

     Dilutive potential common shares from
       employee stock options                       411         329         330
                                                 -------------------------------

     Denominator for diluted earnings
       per share - weighted average shares
       and assumed conversions                   15,127      15,059      15,037

Basic earnings per share                          $.44        $.46        $.33

Diluted earnings per share                        $.43        $.45        $.32

USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates that are susceptible to significant change in the near term are the percentage of completion estimates and the adequacy of the allowance for obsolete inventory, warranty obligations and doubtful accounts receivable.

RECLASSIFICATIONS

         Certain 1999 and 1998 amounts have been reclassified to conform with the 2000 presentation. These reclassifications had no effect on previously reported net income or cash flows.

SEGMENTS

         The Company is required to report information about operating segments both annually as well as condensed data quarterly. Operating segments are determined based upon the manner in which internal financial information is produced and evaluated by the chief operating decision maker. Additionally certain geographical information is required regardless of how internal financial information is generated. Based on the reporting structure of the Company and how information is evaluated, management believes the Company operates within geographic segments only.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities", is effective beginning in fiscal 2001, with early adoption permitted. FAS 133 standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the financial statements and measure them at fair value. The Company is currently reviewing the requirements of FAS 133 and assessing its impact on the Company's consolidated financial statements. The Company has not made a decision regarding the period of adoption.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management has not yet determined the impact SAB 101 would have on the financial position or results of operations of the Company. This statement will be adopted by the Company no later than February 1, 2001.

NOTE 2 - BUSINESS COMBINATIONS:
--------------------------------------------------------------------------------

         In September 1999, the Company purchased substantially all of the assets and selected liabilities of Spearhead for $4.5 million. Spearhead manufactures advanced cutting, trimming and tooling equipment for the automotive and related industries. The difference between the net fair market value of assets acquired and consideration given totaled $2.8 million and has been recorded as an intangible asset. Operating results have been included in the Consolidated Financial Statements from the date of acquisition based upon the purchase method of accounting.

         In March 1999, the Company acquired all of the stock of Pressure Systems from Asea Brown Boveri AB ("ABB"). In addition, the Company purchased a 50% ownership in Flow Autoclave from an ABB subsidiary. Pressure Systems manufactures pressure vessels used in batch UHP food processing, a complementary product to the Company's continuous flow food processing technology, as well as isostatic and flex forming presses for the aerospace and automotive industries. Flow Autoclave is the domestic distributor for the Pressure Systems product. Total cash consideration for the above two acquisitions was $22.8 million. The difference between the net fair market value of assets acquired and consideration given totaled $21.1 million and has been recorded as an intangible asset. Operating results have been included in the Consolidated Financial Statements from the date of acquisition based upon the purchase method of accounting.

         In May 1997, the Company purchased the stock of Foracon. Foracon supplies UHP and related systems to the European market. In April 1998, the Company purchased substantially all the assets and selected liabilities of CIS Robotics Inc. and the stock of Flow Software. These companies develop software used to program industrial robots as well as provide, as a service, industrial robot programming.

         Total cash consideration for the above two acquisitions was $6.9 million. The difference between the net fair market value of assets acquired and consideration given totaled $6.3 million and has been recorded as an intangible asset. Results have been included in the Consolidated Financial Statements from the date of acquisition based upon the purchase method of accounting.

         Except as reported in Note 3, unaudited pro forma results are not presented as they are not materially different from the results reported in the Consolidated Financial Statements.

         During fiscal 1998, the Company invested an additional $800,000 to increase its ownership in two joint ventures, Flow Japan and HydroDynamic Cutting Services.

         During fiscal 2000, a pre-acquisition contingency related to the valuation of work in process inventory at Pressure Systems was resolved. This resulted in an additional $2.7 million of goodwill being recorded.

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

         At April 30, 1998, the Company had $860,000 in asset valuation guarantee reserves related to the sale. During the year ended April 30, 1999, the Company utilized the reserve for $860,000 with no other adjustment to the reserve during the year.

         For the year ended April 30, 1998, the operating results of the Access and Services operations, excluding the restructuring provisions, were revenues of $16.9 million, Gross Profit of $5.4 million, Operating Profit of $1.7 million, and Pretax Income of $1.4 million.

NOTE 5 - RELATED PARTY TRANSACTIONS:
--------------------------------------------------------------------------------

         In August 1992, the Company entered into a stock purchase agreement with Phenix and contributed cash and certain equipment valued at cost. The book value of the investment is $484,000 at April 30, 2000 and 1999 and is being accounted for under the cost method. Currently, the Company's CEO and President is a member of the board of directors of Phenix.

         During fiscal 1997 the Company purchased 369,791 shares or 3.1% of Western Garnet for $1.5 million. Western Garnet is publicly traded on the Toronto stock exchange. This investment was made to secure a long-term relationship with the Company's supplier of its high quality garnet. Garnet is sold by the Company as a consumable used in abrasivejet cutting. The Company classifies this investment as available-for-sale under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity

Securities". Based on the April 30, 2000 closing stock price of Western Garnet, the Company recorded a tax-affected unrealized loss of $809,000 which is reflected in Accumulated Other Comprehensive Loss of the accompanying Consolidated Balance Sheets. Currently, the Company's CEO and president is a member of the board of directors of Western Garnet.

NOTE 6 - RECEIVABLES:
--------------------------------------------------------------------------------

Receivables consist of the following:



                                                              April 30,
                                                       -------------------------
                                                         2000             1999
       Trade Accounts Receivable                       $44,200           $42,588
       Unbilled Revenues                                24,492            13,961
                                                       -------------------------
                                                        68,692            56,549

       Less: Allowance for Doubtful Accounts               899               766
                                                       -------------------------
                                                       $67,793           $55,783
                                                       =========================

NOTE 7 - INVENTORIES:
--------------------------------------------------------------------------------

Inventories consist of the following:


                                                               April 30,
                                                          2000             1999
                                                       -------------------------
           Raw Materials and Parts                     $28,828           $29,090
           Work in Process                              11,760            11,223
           Finished Goods                               10,483             9,772
                                                      --------------------------
                                                        51,071            50,085
           Less: Provision for Slow-Moving

              and Obsolete Inventory                     1,903             2,314
                                                     ---------------------------
                                                       $49,168           $47,771
                                                       =========================

NOTE 8 - PROPERTY AND EQUIPMENT:
--------------------------------------------------------------------------------

Property and equipment are as follows:


                                                                April 30,
                                                         2000              1999
                                                         -----------------------
           Land and Buildings                        $     300         $     461
           Machinery and Equipment                      33,706            25,845
           Furniture and Fixtures                        2,644             2,646
           Leasehold Improvements                        8,269             8,588
           Construction in Progress                      2,988             3,620
                                                         -----------------------
                                                        47,907            41,160
           Less:

             Accumulated Depreciation and
               Amortization                             26,883            23,437
                                                       -------------------------
                                                       $21,024           $17,723
                                                       =========================

              Included in Property and Equipment is equipment on lease of $2.6 million and $1 million at April 30, 2000 and 1999, respectively. During fiscal 2000, the Company capitalized interest of $371,000. No interest was capitalized in fiscal 1999 or 1998.

NOTE 9 - LONG-TERM OBLIGATIONS AND NOTES PAYABLE:
--------------------------------------------------------------------------------

Long-term obligations are as follows:


                                                               April 30,
                                                         2000              1999
                                                       -------------------------
           Flow Line of Credit                         $53,758           $44,070
           Private Debt Placement                       12,857            15,000
           Term Loans Payable                            7,708             9,729
                                                       -------------------------
                                                        74,323            68,799
           Less: Current Portion                         3,926             4,185
                                                       -------------------------
                                                       $70,397           $64,614
                                                       =========================

Current notes payable are as follows:


                                                               April 30,
                                                         2000             1999
                                                         -----------------------
           Flow Automation Notes Payable               $   463         $       -
           Pressure Systems Notes Payable                4,827                 -
           Flow Japan Notes Payable                         -             $  419
                                                       -------------------------
                                                       $ 5,290            $  419
                                                       =========================

         In August 1998, the Company renegotiated its Credit Agreement. The Company's Credit Agreement provides for a revolving line of credit of up to $75 million, with two financial institutions, which expires on September 30, 2003. The amount that can be borrowed is limited based on certain debt covenant restrictions. Interest rates under the Credit Agreement are at the bank's prime rate or are linked to LIBOR, at the Company's option. The funded debt ratio determines the LIBOR based interest rate. The Company has borrowed $53.8 million under the Credit Agreement as of April 30, 2000, of which $10.3 million carries an interest rate of prime and the remainder carries an interest rate of LIBOR + 2.5%. Prime at April 30, 2000 was 9% and LIBOR was 6.19%. The Company pays 0.1% as an unused commitment fee. As of April 30, 2000, the Company had $7 million of available domestic unused line of credit.

         The Private Debt Placement is a 10-year note with seven equal principal payments beginning in September 1999. The Company pays interest semi-annually at a fixed rate of 7.2%. The Credit Agreement and Private Debt Placement are collateralized by a general lien on all of the Company's assets. The Company is required to comply with certain covenants relating to the Credit Agreement and Private Debt Placement, including restrictions on dividends and transactions with affiliates, limitations on additional indebtedness, and maintenance of tangible net worth, working capital, fixed charge coverage, funded debt and debt service ratios. The covenants were amended as of April 30, 2000 related to the acquisition of Pressure Systems and Spearhead. As of April 30, 2000, the Company was in compliance with all such covenants, as amended.

         Included in Term Loans Payable are the following:

         A German mark denominated loan of $3.7 million. The Company's principal bank has issued a $6.5 million standby letter of credit to the Company's German bank, to secure a credit facility for use by Flow Europe. Principal and interest are payable monthly at a rate of 4.75% through fiscal 2003. At April 30, 2000, Flow Europe had an unused $2.8 million credit facility.

         A collateralized Japanese yen denominated loan of $3.4 million. Principal and interest are payable monthly at a range of 2% to 2.3% through fiscal 2003.

         An unsecured $101,000 note to a previous owner of Power Climber in conjunction with the acquisition of assets. The note requires monthly payment of principal and interest, at 7.25%, through fiscal 2003.

         Current Notes Payable include:

         A 100 million Japanese yen standby letter of credit has been issued by the Company's principal bank to the Company's Japanese bank, to collateralize a credit facility for use by Flow Japan. As of April 30, 2000 Flow Japan had no outstanding borrowings against this facility and an unused $943,000 credit facility.

         The Flow Automation credit facility is collateralized by trade accounts receivable and inventory, and is denominated in Canadian dollars at an interest rate of Canadian prime (7% at April 30, 2000) plus 1.25%. Flow Automation has approximately $483,000 dollars in unused credit facilities at April 30, 2000.

         A 50 million Swedish crown Pressure Systems line of credit is collateralized by trade accounts receivable and inventory, at an interest rate of Swedish prime (4.25% at April 30, 2000) plus 0.75%. As of April 30, 2000, Pressure Systems has approximately $785,000 dollars in unused credit facilities.

         Principal payments under long-term obligations for the next five years and thereafter are as follows: $3,926,000 in 2001, $4,018,000 in 2002,
$2,746,000 in 2003, $59,348,000 in 2004, $2,143,000 in 2005, and $2,142,000
thereafter.

--------------------------------------------------------------------------------

NOTE 10 - INCOME TAXES:
--------------------------------------------------------------------------------

The components of consolidated income before income taxes and the provision for income taxes are as follows:


                                                                       Year Ended April 30,
                                                             ------------------------------------------
                                                             2000              1999                1998
                                                             ----              ----                ----
 Income Before Income Taxes:
   Domestic                                                     $540           $5,753            $3,237
   Foreign                                                     8,455            3,583             3,268
                                                              ------           ------            ------
   Total                                                      $8,995           $9,336            $6,505
                                                              ======           ======            ======

         The provision (benefit) for income taxes comprises:


                                                                             April 30,
                                                             ------------------------------------------
                                                             2000              1999              1998
 Current:
   Domestic                                                     $137             $443             $(135)
   State and Local                                                96              255               219
   Foreign                                                     1,995              589               400
                                                              ------           ------            ------
   Total                                                       2,228            1,287               484
  Deferred                                                       290            1,327             1,218
                                                              ------           ------            ------
 Total                                                        $2,518           $2,614            $1,702
                                                              ======           ======            ======

         Net deferred tax assets (liabilities) comprise the following:

                                             April 30, 2000    April 30, 1999
                                             --------------    --------------
 Current:
   Accounts receivable allowances                $148                $94
   Inventory capitalization                       169                 94
   Obsolete inventory                             295                325
   Restructuring charge                             -                 96
   Vacation accrual                               350                245
   Net operating loss carryover                   117              1,287
   Business tax credits                           219                  -
   Foreign taxes                                  148                248
   AMT credits                                    168                168
   All other                                      434                191
                                                -----              -----
      Subtotal                                  2,048              2,748
   Valuation allowance                           (148)            (1,090)
                                                -----              -----
 Total Current Deferred Taxes                   1,900              1,658

 Long-term:
   Fixed Assets                                   354                469
   Net operating loss carryover                 1,061              1,061
   Subpart F income                               511                369
   Foreign taxes                                 (995)              (995)
   AMT credits                                    496                729
   All other                                     (557)               (21)
                                                -----              -----
      Subtotal                                    870              1,612
   Valuation allowance                           (298)              (298)
                                                -----              -----
 Total Long-Term Deferred Taxes                   572              1,314

 Total Net Deferred Taxes                       2,472              2,972
                                                =====              =====

         A reconciliation of income taxes at the federal statutory rate to the provision for income taxes is as follows:

                                                      Year Ended April 30,
                                                   ---------------------------
                                                   2000       1999       1998
                                                   -----     ------      -----
  Income taxes at federal statutory rate           34.0%      34.0%      34.0%
  Foreign sales corporation benefit                (2.5)      (2.6)      (5.0)
  Foreign operations expense                       (5.6)      (0.4)       3.1
  Change in valuation allowances                   (1.8)      (4.9)     (10.0)
  State and local taxes                             0.7        1.8        2.2
  Non Deductible Meals                              1.1        1.1        1.1
  Other                                             2.1       (1.0)       0.8
                                                   -----     ------      -----
  Income tax provision                             28.0%     $28.0%      26.2%
                                                   =====     ======      =====

         As of April 30, 2000, the Company had approximately $1 million of domestic net operating loss carryforwards to offset certain earnings for federal income tax purposes, of which the entire amount was currently available. This net operating loss carryforward expires in fiscal 2003.

         Due to current and expected future earnings, the Company expects to utilize all of its foreign net operating loss carryforwards. Therefore, the foreign valuation allowance associated with the net operating loss carryforward was reduced by a net tax affected amount of $843,000 in fiscal 2000.

         Provision has not been made for U.S. income taxes or foreign withholding taxes on $15.3 million of undistributed earnings of foreign subsidiaries. Those earnings have been and will continue to be reinvested. These earnings could become subject to additional tax if they were remitted as dividends, if foreign earnings were loaned to the Company or a U.S. affiliate, or if the Company should sell its stock in the subsidiaries. It is not practicable to estimate the amount of additional tax that might be payable on the foreign earnings; however, the Company believes that U.S. foreign tax credits would largely eliminate any U.S. tax and offset any foreign tax.

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

         1987 STOCK OPTION PLAN FOR NONEMPLOYEE DIRECTORS (THE "1987 NONEMPLOYEE DIRECTORS PLAN"). Approved by the Company's shareholders in September 1987, the 1987 Nonemployee Directors Plan, as subsequently amended, provides for the automatic grant of nonqualified options for 10,000 shares of Company common stock to a nonemployee director when initially elected or appointed, and currently, the issuance of 10,000 options annually thereafter during the term of directorship.

         1991 STOCK OPTION PLAN (THE "1991 SO PLAN"). The 1991 SO Plan was adopted in October 1991 and amended in August 1993. Incentive and nonqualified stock options up to 700,000 shares may be issued under this plan.

         1995 LONG-TERM INCENTIVE PLAN (THE "1995 LTI PLAN"). The 1995 LTI Plan was adopted in August 1995. In fiscal 2000, the 1995 LTI Plan was amended to increase the number of shares available for grant to 3,350,000 shares.

         All options become exercisable upon a change in control of the Company. Options have a two-year vesting schedule, and are generally granted with an exercise price equal to the fair market value of the Company's common stock on the date of grant. The maximum term of options is 10 years from the date of grant. During late fiscal 1999 and early fiscal 2000, the Board of Directors of the Company approved options for 272,171 shares which were priced at fair market value on the dates of Board approval, subject however to shareholder approval of a planned increase in the shares available under the 1995 LTI Plan. Grant date for these options occurred at the August 1999 shareholder meeting. Based upon the difference in fair market value between the Board of Directors approval date and grant date, compensation expense of $319,000 was recorded during fiscal 2000. No compensation expense was recorded in fiscal 1999 or 1998. The following chart summarizes the status of the options at April 30, 2000:


                                             1984                  1987            1991 SO Plan
                                           Restated             Nonemployee          and 1995
                                             Plan              Directors Plan        LTI Plan           Total
                                          ---------            --------------        ---------         --------
Number of options outstanding              159,000                440,000            2,257,083        2,856,083
Number of options vested                   159,000                436,000            1,358,549        1,953,549
Average exercise price per share            $2.91                  $9.28               $9.06            $8.75
of options outstanding


         The Company has adopted the disclosure only provisions of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock Based Compensation". Pro forma information regarding the net income or loss as calculated under FAS 123 has been determined as if the Company had accounted for its employee stock options under the fair value method. If the Company had elected to recognize compensation costs based on the fair value at the date of grant for awards in fiscal 2000, 1999, and 1998, consistent with the provisions of FAS 123, the Company's net income and earnings per Basic and Diluted share would have been reduced to the following pro forma amounts:


                                                                                Year Ended April 30:
                                                                     ---------------------------------------------------
                                                                       2000                 1999                  1998
                                                                     -------              -------              ---------
Net Income:
    As reported                                                       $6,477               $6,722                $4,803
    Pro forma                                                         $3,943               $5,034                $3,808

Earnings Per Share - Basic:
    As reported                                                        $0.44                $0.46                $0.33
    Pro forma                                                          $0.27                $0.34                $0.26

Earnings Per Share - Diluted:
    As reported                                                        $0.43                $0.45                $0.32
    Pro forma                                                          $0.26                $0.33                $0.25


         Such pro forma disclosures may not be representative of future compensation cost because options vest over two years and additional grants are made each year.

         The weighted-average fair values at the date of grant for options granted in fiscal 2000, 1999 and 1998 were estimated using the Black-Scholes option-pricing model, based on the following assumptions: (i) no expected dividend yields for fiscal years 2000, 1999 and 1998; (ii) expected volatility rates of 47.4%, 47.9% and 48.9% for fiscal 2000, 1999 and 1998, respectively; and (iii) expected lives of 6 years for fiscal 2000, 1999 and 1998. The risk-free interest rate applied to fiscal 2000, 1999 and 1998 was 6.7%, 6.0% and 5.8%, respectively.

         The following table summarizes information about stock options outstanding at April 30, 2000:


                                Number        Weighted-Average                          Number
 Range of Exercise           Outstanding at        Remaining      Weighted-Average   Exercisable at   Weighted-Average
 Prices                      April 30, 2000    Contractual Life    Exercise Price    April 30, 2000    Exercise Price
-----------------------------------------------------------------------------------------------------------------------
$1.25 -  $4.99                   188,000           1.08 years           $2.90             188,000           $2.90
$5.00 -  $7.99                   412,250           3.29 years            5.94             412,250            5.94
$8.00 -  $12.25                2,255,833           7.41 years            9.75            1,353,299           9.67
-----------------------------------------------------------------------------------------------------------------------
                    Total:     2,856,083           6.40 years           $8.75            1,953,549          $8.23
-----------------------------------------------------------------------------------------------------------------------

         The following table rolls forward the stock option activity for the years ended April 30:


                                                 2000                            1999                            1998
                                        Shares         Weighted-        Shares         Weighted-        Shares          Weighted-
                                                        Average                         Average                          Average
                                                    Exercise Price                  Exercise Price                   Exercise Price
-----------------------------------------------------------------------------------------------------------------------------------
Outstanding - beginning    of year     2,069,794        $8.10         1,903,593         $7.64          1,887,199          $6.92

Granted during the year:                 892,202         9.89           380,100          9.59            423,700          10.21

Exercised during the year:               (70,530)        4.48          (155,242)         6.12           (301,648)          5.93

Forfeited during the year:               (35,383)        9.94           (58,657)         8.07           (105,658)          9.19
                                       ---------        -----         ---------         -----          ---------         ------
Outstanding, end of year               2,856,083        $8.75         2,069,794         $8.10          1,903,593          $7.64

Exercisable, end of year               1,953,549        $8.23         1,463,794         $7.39          1,231,552          $6.51

Weighted Average fair value of                          $6.16                           $4.26                             $4.37
options granted during each period:
-----------------------------------------------------------------------------------------------------------------------------------

NOTE 12 - VOLUNTARY PENSION AND SALARY DEFERRAL PLAN:
--------------------------------------------------------------------------------

         The Company has a 401(k) savings plan in which employees may contribute a percentage of their compensation. The Company makes contributions based on employee contributions and length of employee service. Company contributions and expenses under the plan for the years ended April 30, 2000, 1999, and 1998 were $758,000, $753,000, and $763,000, respectively. During fiscal 2000, the Company discontinued an ESOP plan. Plan balances were either distributed to the participants or rolled over to a qualified plan.

NOTE 13 - PREFERRED SHARE RIGHTS PURCHASE PLAN:
--------------------------------------------------------------------------------

         The Board of Directors of the Company has adopted a Preferred Share Rights Purchase Plan under which a Preferred Share Purchase Right (a "Right") is attached to each share of Company common stock. The Rights will be exercisable only if a person or group acquires 10% or more of the Company's common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 10% or more of the common stock. Each Right entitles shareholders to buy one one-hundredth of a share of Series B Junior Participating Preferred Stock (the "Series B Preferred Shares") of the Company at a price of $45. If the Company is acquired in a merger or other business combination transaction, each Right will entitle its holder to purchase a number of the acquiring company's common shares having a value equal to twice the exercise price of the Right. If a person or group acquires 10% or more of the Company's outstanding common stock, each Right will entitle its holder (other than such person or members of such group) to receive, upon exercise, a number of the Company's common shares having a value equal to two times the exercise price of the Right. Following the acquisition by a person or group of 10% or more of the Company's common stock and prior to an acquisition of 50% or more of such common stock, the Board of Directors may exchange each Right (other than Rights owned by such person or group) for one share of common stock or for one one-hundredth of a Series B Preferred Share. Prior to the acquisition by a person or group of 10% of the Company's common stock, the Rights are redeemable, at the option of the Board, for $.0001 per Right. The Rights expire on September 1, 2009. The Rights do not have voting or dividend rights, and until they become exercisable, have no dilutive effect on the earnings of the Company.


NOTE 14- COMMITMENTS AND CONTINGENCIES:
--------------------------------------------------------------------------------

         The Company rents certain facilities and equipment under agreements treated for financial reporting purposes as operating leases. The majority of leases currently in effect are renewable for periods of two to five years. Rent expense under these leases was approximately $4.8 million, $3.4 million, and $3.4 million for the years ended April 30, 2000, 1999 and 1998, respectively.

         Future minimum rents payable under operating leases for years ending April 30 are as follows:

                                         Year Ending April 30,
                                        ----------------------
                                        2001           $ 4,545
                                        2002             3,624
                                        2003             2,854
                                        2004             1,783
                                        2005             1,005

                                   Thereafter            1,581
                                                       -------
                                                       $15,392

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


NOTE 15- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):
--------------------------------------------------------------------------------

Fiscal 2000 Quarters                                 First           Second            Third         Fourth          Total
--------------------                               --------         --------          -------       --------
Revenue                                            $41,261          $46,471          $50,810        $55,545       $194,087
Gross Profit                                        17,134           18,575           20,328         22,791         78,828
Net Income                                           1,300            1,462            1,463          2,252          6,477
Earnings Per share:

    Basic                                              .09              .10              .10            .15            .44
    Diluted *                                          .09              .10              .10            .15            .43

Fiscal 1999 Quarters                                 First           Second            Third         Fourth          Total
--------------------                               --------         --------          -------       --------
Revenue                                            $36,422          $38,383          $33,554        $39,843       $148,202
Gross Profit                                        15,835           16,928           15,585         16,883         65,231
Net Income                                           1,796            2,189            1,443          1,294          6,722
Earnings Per share:

    Basic                                              .12              .15              .10            .09            .46
    Diluted *                                          .12              .15              .10            .09            .45


* The total of the four quarters does not equal the year due to rounding.


NOTE 16- FOREIGN OPERATIONS:
--------------------------------------------------------------------------------

                                         UNITED                                    OTHER       ADJUSTMENTS &
                                         STATES        EUROPE         ASIA        FOREIGN       ELIMINATIONS        CONSOLIDATED
--------------------------------------------------------------------------------------------------------------------------------
FISCAL 2000
Revenues:
     Customers (1)                        $101,946       $54,332       $16,490       $21,319            $-          $194,087
     Inter-area (2)                         23,128        21,797         1,187         1,622       (47,734)
--------------------------------------------------------------------------------------------------------------------------------
Total revenues                            $125,074       $76,129       $17,677       $22,941      $(47,734)         $194,087


Long-Lived Assets                          $26,719       $28,604        $1,793        $9,187                         $66,303

FISCAL 1999
--------------------------------------------------------------------------------------------------------------------------------
Revenues:

     Customers (1)                         $74,594       $42,414       $14,877       $16,317            $-          $148,202
     Inter-area (2)                         22,917             -         1,793         1,441       (26,151)
--------------------------------------------------------------------------------------------------------------------------------
Total revenues                             $97,511       $42,414       $16,670       $17,758      $(26,151)         $148,202


Long-Lived Assets                          $21,095       $26,120        $1,870        $8,855                         $57,940

FISCAL 1998
--------------------------------------------------------------------------------------------------------------------------------
Revenues:

     Customers (1)                         $86,561       $36,041       $18,807       $18,073            $-          $159,482
     Inter-area (2)                         16,772             -         3,053             -       (19,825)
--------------------------------------------------------------------------------------------------------------------------------
Total revenues                            $103,333       $36,041       $21,860       $18,073      $(19,825)         $159,482


Long-Lived Assets                          $15,924        $5,155        $1,555        $9,471                         $32,105


(1) U.S. sales to unaffiliated customers in foreign countries were $5.7 million, $4 million and $5.3 million in fiscal 2000, 1999, and 1998, respectively.
(2) Inter-area sales to affiliates represent products that were transferred between geographic areas at negotiated prices. These amounts have been eliminated in the consolidation.

                         FLOW INTERNATIONAL CORPORATION
                                  SCHEDULE VIII
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)


                                                                 Additions
                                                         ------------------------
                                           Balance at    Charged to      Charged                       Balance
                                           Beginning      Costs and      to Other                      at End
CLASSIFICATION                             of Period      Expenses       Accounts     Deductions *    of Period
                                         ------------------------------------------------------------------------
YEAR ENDED APRIL 30:
ALLOWANCE FOR DOUBTFUL ACCOUNTS
2000                                           $766           $469          $31           $(367)         $899
1999                                            669            373          (22)           (254)          766
1998                                          1,008            508         (377)           (470)          669

PROVISION FOR SLOW-MOVING AND OBSOLETE INVENTORY

2000                                         $2,314           $387           $(45)       $(753)        $1,903
1999                                          2,527            365            328         (906)         2,314
1998                                          1,897          1,060           (224)        (206)         2,527


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

       3.     Exhibits.  See subparagraph (c) below.

(b)    Reports on Form 8-K -

              None.

(c)    Exhibits.

EXHIBIT
NUMBER

3.1 Articles of Incorporation, filed with the state of Washington October 1, 1998. (Incorporated by reference to Exhibit 3.1 to the registrant's Annual Report on Form 10-K for the year ended April 30, 1999.)

3.2 By-Laws of Flow International Corporation. (Incorporated by reference to Exhibit 3.1 to the registrant's Annual Report on Form 10-K for the year ended April 30, 1999.)

4.1 Certificate of Designation of Series B Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 4.5 to the registrant's Annual Report on Form 10-K for the year ended April 30, 1990.)

4.2 Amended and Restated Rights Agreement dated as of September 1, 1999, between Flow International Corporation and ChaseMellon Shareholder Services, L.L.C. (Incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K dated September 1, 1999.)

10.1 Flow International Corporation 1987 Stock Option Plan for Nonemployee Directors, as amended. (Incorporated by reference to Exhibit 10.5 to the registrant's Annual Report on Form 10-K for the year ended April 30, 1994.)

10.2     Flow International Corporation 1995 Long-Term Incentive Plan.

10.3 Flow International Corporation Voluntary Pension and Salary Deferral Plan and Trust Agreement, as amended and restated effective January 1, 1999.

10.4 Lease dated September 24, 1991, between Flow International and Birtcher LP/LC Partnership, together with Addendum to Lease. (Incorporated by reference to Exhibit 10.25 to the registrant's Annual Report on Form 10-K for the year ended April 30, 1992.)

10.5 Credit agreement amount Flow International Corporation, as borrower, Bank of America National Trust and Savings Association d/b/a SeaFirst Bank and U.S. Bank, National Association, as lenders, and Bank of America National Trust and Savings Association d/b/a SeaFirst Bank as agent for lenders dated August 31, 1998. (Incorporated by reference to Exhibit 10.14 to the registrant's Annual Report on Form 10-K for the year ended April 30, 1999.)

10.6 Amendment Number One to Credit Agreement dated March 1999, between Flow International Corporation and Bank of America National Trust and Savings Association d/b/a SeaFirst Bank. (Incorporated by reference to
         Exhibit 10.15 to the registrant's Annual Report on Form 10-K for the year ended April 30, 1999.)

10.7 Amendment Number Two to Credit Agreement dated June 21, 1999 between Flow International Corporation and U.S. Bank of Washington, N.A. (Incorporated by reference to Exhibit 10.16 to the registrant's Annual Report on Form 10-K for the year ended April 30, 1999.)

10.8 Amendment Number Three to Credit Agreement dated November 2, 1999 among Bank of America, N.A., U.S. Bank National Association, Bank of America, N.A. and Flow International Corporation.

10.9 Amendment Number Four to Credit Agreement dated April 28, 2000 among Bank of America, N.A., U.S. Bank National Association, Bank of America, N.A. and Flow International Corporation.

10.10 Amendment Number Five to Credit Agreement dated June 1, 2000 among Bank of America, N.A., U.S. Bank National Association, Bank of America, N.A. and Flow International Corporation.

10.11 Note purchase agreement dated September 1, 1995. (Incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the period ended October 31, 1995.)

10.12 First amendment to Note Purchase Agreement dated July 16, 1997. (Incorporated by reference to Exhibit 10.17 to the registrant's Annual Report on Form 10-K for the year ended April 30, 1997.)

10.13 Second Amendment to Note Purchase Agreement dated as of April 30, 2000 between Flow International Corporation and Connecticut General Life Insurance Company and Life Insurance Company of North America.

10.14    Form of Change in Control Agreement. (Incorporated by reference to
         Exhibit 10.17 to the registrant's Annual Report on Form 10-K for the year ended April 30, 1996.)

10.15 Asset Purchase Agreement dated August 11, 1999 among Spearhead Automated Systems, Inc., Stephen R. Howard, Liberty Tool and Engineering Corporation and Flow International Corporation.

21.1     Subsidiaries of the Registrant.

23.1     Consent of Independent Accountants

27.1     Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         FLOW INTERNATIONAL CORPORATION

July 26, 2000

                                         /s/ Ronald W. Tarrant
                                        -----------------------
                                         Ronald W. Tarrant
                                         Chairman, President and
                                         Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the behalf of the registrant and in the capacities on this 26th day of July, 2000

              Signature                  Title
              ---------                 -------

/s/ Ronald W. Tarrant               Chairman, President, Chief Executive Officer
---------------------                (Principal Executive Officer)
Ronald W. Tarrant

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

/s/ Ronald D. Barbaro               Director
--------------------------
Ronald D. Barbaro

/s/ Daniel J. Evans                 Director
--------------------------
Daniel J. Evans

/s/ Kathryn L. Munro                Director
--------------------------
Kathryn L. Munro

              Signature                  Title
              ---------                 -------

/s/ Arlen I. Prentice               Director
------------------------
Arlen I. Prentice

/s/ J. Michael Ribaudo              Director
-------------------------
J. Michael Ribaudo

/s/ Kenneth M. Roberts              Director
-------------------------
Kenneth M. Roberts

/s/ Sandra F. Rorem                 Director
-------------------------
Sandra F. Rorem

/s/ Dean D. Thornton                Director
-------------------------
Dean D. Thornton