Form 10-Q
period 2000-07-31
FLOW INTERNATIONAL CORP
filed 2000-09-14
CIK 713002

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2000

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

The number of shares outstanding of common stock, as of August 28, 2000:
14,761,565 shares.

                         FLOW INTERNATIONAL CORPORATION
                                      INDEX



                                                                                                         PAGE
                                                                                                         ----
Part I - FINANCIAL INFORMATION

    Item 1. Consolidated Financial Statements

        Consolidated Balance Sheets -
          July 31, 2000 and April 30, 2000................................................................  3

        Consolidated Statements of Income -
          Three Months Ended July 31, 2000 and 1999.......................................................  4

        Consolidated Statements of Cash Flows -
          Three Months Ended July 31, 2000 and 1999.......................................................  5

        Consolidated Statements of Comprehensive Income -
          Three Months Ended July 31, 2000 and 1999.......................................................  6

        Notes to Consolidated Financial Statements........................................................  7

    Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations...................................................  9

Part II - OTHER INFORMATION

    Item 1.  Legal Proceedings............................................................................  14

    Item 2.  Changes in Securities........................................................................  14

    Item 3.  Defaults Upon Senior Securities..............................................................  14

    Item 4.  Submission of Matters to a Vote
                 of Security Holders......................................................................  14

    Item 5.  Other Information............................................................................  14

    Item 6.  Exhibits and Reports on Form 8-K.............................................................  14

Signatures................................................................................................  15


                         FLOW INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)


                                                                               July 31,     April 30,
                                                                                2000          2000
                                                                              ---------    ---------
ASSETS                                                                       (unaudited)
Current Assets:
    Cash                                                                      $   7,473    $   6,383
    Receivables, less allowances
        for doubtful accounts of $877 and $899, respectively                     53,020       67,793
    Inventories, net                                                             54,193       49,168
    Deferred Income Taxes                                                         1,931        1,900
    Other Current Assets                                                          5,477        5,963
                                                                              ---------    ---------
Total Current Assets                                                            122,094      131,207
Property and Equipment, net                                                      21,912       21,024
Intangible Assets, net of accumulated
    amortization of $11,097 and $10,306, respectively                            38,334       39,124
Deferred Income Taxes                                                               392          572
Other Assets                                                                      4,487        5,114
                                                                              ---------    ---------
                                                                              $ 187,219    $ 197,041
                                                                              =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Notes Payable                                                             $     953    $   5,290
    Current Portion of Long-Term Obligations                                      3,945        3,926
    Accounts Payable                                                             11,705       15,648
    Accrued Payroll and Related Liabilities                                       5,747        5,948
    Other Accrued Taxes                                                             325          523
    Deferred Revenue                                                              4,563        2,476
    Other Accrued Liabilities                                                     7,469        9,844
                                                                              ---------    ---------
Total Current Liabilities                                                        34,707       43,655
Long-Term Obligations                                                            74,595       70,397
Customer Deposits                                                                 9,056       14,483

Minority Interest                                                                 2,137        1,837

Stockholders' Equity:
    Series A 8% Convertible Preferred Stock -
          $.01 par value, 1,000,000 shares authorized, none issued

    Common Stock - $.01 par value, 20,000,000 shares authorized,
        14,761,565 shares outstanding at July 31, 2000
        14,736,081 shares outstanding at April 30, 2000                             148          147
    Capital in Excess of Par                                                     41,182       41,041
    Retained Earnings                                                            35,993       34,514
    Accumulated Other Comprehensive Loss                                        (10,599)      (9,033)
                                                                              ---------    ---------
Total Stockholders' Equity                                                       66,724       66,669
                                                                              ---------    ---------
                                                                              $ 187,219    $ 197,041
                                                                              =========    =========



                            See Accompanying Notes to
                        Consolidated Financial Statements

                         FLOW INTERNATIONAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                (unaudited; in thousands, except per share data)



                                                      Three Months Ended
                                                            July 31,
                                                     --------------------
                                                       2000        1999
Revenues                                             $ 50,427    $ 41,261

Cost of Sales                                          29,008      23,303
                                                     --------    --------

Gross Profit                                           21,419      17,958

Expenses:
  Marketing                                             7,806       6,964
  Research and Engineering                              4,578       3,696
  General and Administrative                            4,924       3,965
                                                     --------    --------
                                                       17,308      14,625
                                                     --------    --------

Operating Income                                        4,111       3,333

Interest Expense                                       (1,802)     (1,349)
Other Expense, net                                       (196)       (125)
                                                     --------    --------

Income Before Provision for Income Taxes                2,113       1,859

Provision for Income Taxes                                634         559
                                                     --------    --------

Net Income                                           $  1,479    $  1,300
                                                     ========    ========


Basic Earnings Per Share                             $    .10    $    .09
                                                     ========    ========

Diluted Earnings Per Share                           $    .10    $    .09
                                                     ========    ========


                            See Accompanying Notes to
                        Consolidated Financial Statements

                         FLOW INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited; in thousands)


                                                                  Three Months Ended
                                                                       July 31,
                                                                 --------------------
                                                                   2000         1999
Cash Flows from Operating Activities:

    Net Income                                                   $  1,479    $  1,300
    Adjustments to Reconcile Net Income to Cash
        Provided (Used) by Operating Activities:
        Depreciation and Amortization                               1,990       1,949
        Unrealized (Gain) Loss on Securities                           57          (5)
     Decrease / (Increase) in assets                               10,840      (5,842)
    Decrease in liabilities                                        (9,757)     (1,948)
                                                                 --------    --------
        Cash provided (used) by operating activities                4,609      (4,546)
                                                                 --------    --------

Cash Flows from Investing Activities:

    Expenditures for property and equipment                        (2,032)     (2,100)
                                                                 --------    --------
        Cash used by investing activities                          (2,032)     (2,100)
                                                                 --------    --------

Cash Flows from Financing Activities:

    Borrowings under line of credit agreements, net                   201       1,957
    Payments of long-term obligations                                (321)       (473)
    Proceeds from issuance of common stock                            142         180
                                                                 --------    --------
        Cash provided by financing activities                          22       1,664
                                                                 --------    --------

Effect of exchange rate changes                                    (1,509)        144
                                                                 --------    --------
Increase (decrease) in cash and cash equivalents                    1,090      (4,838)
Cash and cash equivalents at beginning of period                    6,383      10,403
                                                                 --------    --------
Cash and cash equivalents at end of period                       $  7,473    $  5,565
                                                                 ========    ========



                            See Accompanying Notes to
                        Consolidated Financial Statements

                         FLOW INTERNATIONAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (unaudited, in thousands)




                                                                      Three Months Ended
                                                                            July 31,
                                                                      ------------------
                                                                        2000       1999
Net Income                                                            $ 1,479    $ 1,300

Other Comprehensive Income:
    Unrealized (Loss) Gain on Equity Securities Available                 (57)         5
         for Sale, net of tax
    Cumulative Translation Adjustment                                  (1,509)       144
                                                                      -------    -------

Comprehensive Income (Loss)                                           $   (87)   $ 1,449
                                                                      =======    =======


                            See Accompanying Notes to
                        Consolidated Financial Statements

                         FLOW INTERNATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    For the Three Months Ended July 31, 2000
                                   (unaudited)


1. In the opinion of the management of Flow International Corporation ("the Company"), the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present the financial position, results of operations and cash flows of the Company. These interim financial statements do not include all information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, and should be read in conjunction with the April 30, 2000 consolidated financial statements included in the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K. Operating results for the three months ended July 31, 2000 may not be indicative of future results.

2. Basic earnings per share represents net income available to common stockholders divided by the weighted average number of shares outstanding during the period. Diluted earnings per share represents net income available to common stockholders divided by the weighted average number of shares outstanding including the potentially dilutive impact of stock options, where appropriate.

     Basic shares outstanding for the three months ended July 31, 2000 and 1999 were 14,742,000 and 14,685,000, respectively. Diluted shares outstanding for the three months ended July 31, 2000 and 1999 were 15,108,000 and 15,068,000, respectively. The diluted shares outstanding include potential dilutive common shares from employee stock options of 366,000 and 383,000 for the three months ended July 31, 2000 and 1999, respectively.

3.   Inventories consist of the following:
     (in thousands)


                                     July 31, 2000          April 30, 2000
                                     -------------          --------------
     Raw Materials and Parts           $24,178                $26,925
     Work in Process                    17,269                 11,760
     Finished Goods                     12,746                 10,483
                                       -------                -------
                                       $54,193                $49,168
                                       =======                =======


                         FLOW INTERNATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    For the Three Months Ended July 31, 2000
                                   (unaudited)

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

6. Certain 2000 amounts have been reclassified to conform with the 2001 presentation. These reclassifications had no effect on previously reported net income.

                         FLOW INTERNATIONAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Revenue for Flow International Corporation ("Flow" or the "Company") for the three month period ended July 31, 2000 was $50.4 million, an increase of $9.2 million (22%) as compared to the prior year period. This growth included revenues from the September 1999 acquisition of Spearhead Automated Systems, Inc. ("Spearhead"), as well as a quarter-over-quarter increase in Fresher Under Pressure(R) revenues of $2.5 million. Excluding Spearhead and Fresher Under Pressure, revenue increased 10% for the quarter ended July 31, 2000 as compared to the prior year period. The Company's revenues can be segregated into systems sales and consumables sales. In general, a system sale is comprised of a pump along with the robotics or articulation to move the cutting head, and may also include automation capabilities. Also included in systems sales are Fresher Under Pressure revenues and sales of isostatic and flex form press systems from the Company's Swedish subsidiary, Flow Pressure Systems. Consumables represent parts used by the pump and cutting head during operation. Systems revenues for the three months ended July 31, 2000 were $36.7 million, an increase of $9.1 million (33%) compared to the prior year. Consumables revenues were $13.7 million for the three months ended July 31, 2000, a $103,000 (1%) increase versus the prior year period. There have not been any significant price increases or decreases for the Company's products.

     Geographically, domestic revenue was $33.9 million, an increase of $9.2 million (37%) as compared to the prior year period. Excluding the effect of Spearhead and Fresher Under Pressure, domestic revenues increased 26%. This performance was substantially better than the United States machine cutting tool market as a whole which decreased 10% for the 3 months ended June 30, 2000 according to the Association for Manufacturing Technology. European revenue was $11.8 million, a decrease of $1.5 million (11%) as compared to the prior year period, and represented 23% of total revenues. This decrease resulted from the growth in Fresher Under Pressure. Flow Pressure Systems manufactures product for sale both in Europe and the United States. During the first quarter, Flow Pressure Systems shifted their production to Fresher Under Pressure systems which are being sold in the United States, which resulted in the reduction of European revenues. Asian revenue was $4.8 million, an increase of $1.4 million (44%) as compared to the prior year period, and represented 9% of total revenues. This represents the third consecutive quarter of year-over-year growth from Asia.

     The Company has developed the technology to apply ultrahigh-pressure ("UHP") to food, calling it Fresher Under Pressure. By exposing foods to pressures up to 100,000 pounds per square inch (psi) for a short time, typically 30 seconds to slightly more than two minutes, UHP achieves the effects of pasteurization without heat. Not only are spoilage microorganisms destroyed, the process also destroys harmful pathogens such as E. coli, listeria and salmonella, thus increasing shelf life while ensuring a safe, healthy product. Unlike thermal treatment (pasteurization) or other methods such as irradiation,

                         FLOW INTERNATIONAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

UHP processing does not destroy or alter the nutritional qualities, taste, texture or color of the food. Flow has a `continuous flow' concept whereby pumpable foods such as juices, salsas, guacamole, liquid eggs and salad dressings are pumped into pressure chambers, pressurized and then pumped into the next stage of the process, such as bottling. This continuous flow process is fully automated and requires just a single operator. The Company also has the ability to UHP process non-pumpable foods, such as meats and seafood via a patented large pressure vessel batch system technology. Flow is the only supplier of complete UHP systems to the food industry. The Company anticipates leasing the continuous flow systems and selling the batch systems. The leases have a fixed monthly charge plus a per gallon or per pound usage fee. Lease revenue is recognized monthly based on throughput. Revenue for the batch systems is recognized on the percentage of completion method. Included in revenues for the three month period ended July 31, 2000 is approximately $2.8 million associated with the Fresher Under Pressure technology, which meets management expectations, compared with approximately $300,000 in the first quarter of fiscal 2000. The Company estimates fiscal 2001 revenues related to both batch and continuous flow food purification systems will exceed $14 million, a doubling of fiscal 2000 revenues and also anticipates this market will double each year for the next three years. Based upon research conducted by outside consultants from Business Communications Corp, food safety spending on non-thermal production equipment will exceed $440 million by 2003. The research report also forecasts that UHP processing could be 50% of this market. Management anticipates that the Company will be in a position to capture a significant portion of this UHP market.

     Gross profit for the quarter was $21.4 million, an increase of $3.5 million (19%) over the prior year period. Gross profit expressed as a percentage of revenues (gross margin rate) was 42% for the quarter, down from 44% in the comparable prior year period. Comparison of gross margin rates is dependent on the mix of sales revenue types, which includes special system, standard system and consumables sales. Systems typically carry lower gross margin rates than the Company's consumable parts. Additionally, special systems are generally custom designed and carry lower margins than the Company's standard systems such as the Bengal, Integrated Flying Bridge, Husky, and Waterjet Machining Center(TM).

     Operating expenses of $17.3 million increased $2.7 million (18%) for the three months ended July 31, 2000, compared to the prior year period. Marketing expenses increased $842,000 (12%) as compared to the prior year period. Expressed as a percentage of revenue, marketing expenses decreased to 15% for the three months ended July 31, 2000, versus 17% in the prior year period. Research and engineering expenses increased $882,000 (24%) as compared to the prior year period. Expressed as a percentage of revenue, research and engineering expense was comparable to the prior year

                         FLOW INTERNATIONAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

period at 9%. The increase in research and engineering expense includes the impact of the Spearhead acquisition, additional expenses associated with two large aerospace jobs and increased costs associated with engineering the Fresher Under Pressure systems. General and administrative expenses increased $959,000 (24%) for the three month period ended July 31, 2000, as compared to the prior year period. Expressed as a percentage of revenue, general and administrative expense was comparable to the prior year period at 10%.

     Operating income of $4.1 million increased $778,000 (23%) for the three months ended July 31, 2000, compared to the prior year period.

     Current quarter interest expense increased $453,000 (34%) versus the prior year period due to a higher average debt level associated with the Spearhead acquisition and Fresher Under Pressure development costs, as well as increased interest rates.

     Based upon the expected tax position of the Company for fiscal 2001, taxes for the three months ended July 31, 2000 have been provided at 30% of pre-tax income. First quarter fiscal 2000 taxes were also provided at 30% of pre-tax income; however, the net tax rate for the twelve months in fiscal 2000 was 28%. The increased rate of 30% in fiscal 2001 as compared to the net twelve month fiscal 2000 rate of 28% is reflective of the projected change in mix of pre-tax income to higher taxing jurisdictions. The income tax rate was lower than the statutory rate in both the current and prior year due primarily to lower foreign tax rates and benefits from the foreign sales corporation.

     Basic shares outstanding for the three months ended July 31, 2000 and 1999 were 14,742,000 and 14,685,000, respectively. Diluted shares outstanding for the three months ended July 31, 2000 and 1999 were 15,108,000 and 15,068,000, respectively. The diluted shares outstanding include potential dilutive common shares from employee stock options of 366,000 and 383,000 for the three months ended July 31, 2000 and 1999, respectively.

     The Company recorded net income of $1.5 million or $.10 per basic and diluted share for the three months ended July 31, 2000, compared to $1.3 million, or $.09 per basic and diluted share for the same prior year period.

LIQUIDITY AND CAPITAL RESOURCES

     The Company generated $4.6 million from operations during the three months ended July 31, 2000 compared to using $4.5 million from operating activities during the three months ended July 31, 1999. At July 31, 2000, the Company had $18 million in completed continuous feed Fresher Under Pressure units as well as work in progress and

                         FLOW INTERNATIONAL CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

stores inventory. Of this amount, $7.3 million is classified as property and equipment and the remaining $10.7 million is included in inventory on the Consolidated Balance Sheet. The Company believes that the available credit facilities and working capital generated by operations, will provide sufficient resources to meet its operating and capital requirements. The Company's Credit Agreement and Private Placement require the Company to comply with certain financial covenants. As of July 31, 2000 the Company obtained a waiver of its asset coverage covenant. The Company anticipates the covenant will be amended during the second quarter. Exclusive of this one covenant, the Company was in compliance with all other covenants as of July 31, 2000.

     Gross receivables at July 31, 2000 decreased $14.8 million (22%) from April 30, 2000. This decrease includes collection of several large receivables, in addition to a reduction in unbilled revenues which have been offset with customer deposits upon system shipments during the quarter. Days sales in gross accounts receivable can be negatively impacted by the traditionally longer payment cycle outside the United States as well as timing of payments on large special system orders. The Company's management does not believe these timing issues will present a material adverse impact on the Company's short-term liquidity requirements.

     Inventories at July 31, 2000 increased $5 million (10%) from April 30, 2000. Included in these totals is an increase in work in process of $5.5 million. Certain products manufactured by Pressure Systems, Flow Robotics and Flow Automation can require an extended manufacturing period and thus impact inventory levels from period to period. Flow Robotics and Pressure Systems manufacturing contracts accounted for $3.9 million of this increase.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's market risk during the three months ended July 31, 2000. For additional information, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations as presented in the fiscal 2000 Annual Report to Stockholders.

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


SAFE HARBOR STATEMENT:

STATEMENTS IN THIS REPORT THAT ARE NOT STRICTLY HISTORICAL ARE "FORWARD-LOOKING" STATEMENTS WHICH SHOULD BE CONSIDERED AS SUBJECT TO THE MANY UNCERTAINTIES THAT EXIST IN THE COMPANY'S OPERATIONS AND BUSINESS ENVIRONMENT. THESE UNCERTAINTIES, WHICH INCLUDE ECONOMIC AND CURRENCY CONDITIONS, MARKET DEMAND AND PRICING, COMPETITIVE AND COST FACTORS, AND THE LIKE, ARE SET FORTH IN THE FLOW INTERNATIONAL CORPORATION FORM 10-K REPORT FOR 2000 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

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


                                       FLOW INTERNATIONAL
                                       CORPORATION



Date: September 13, 2000               /s/ Ronald W. Tarrant
                                       ----------------------
                                       Ronald W. Tarrant
                                       Chairman, President and
                                       Chief Executive Officer
                                       (Principal Executive Officer)

Date: September 13, 2000               /s/ Stephen D. Reichenbach
                                       --------------------------
                                       Stephen D. Reichenbach
                                       Executive Vice President, Chief
                                       Financial Officer (Principal Financial
                                       Officer and Principal Accounting Officer)