Form 10-Q
period 2000-10-31
FLOW INTERNATIONAL CORP
filed 2000-12-13
CIK 713002

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2000

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-12448

FLOW INTERNATIONAL CORPORATION

WASHINGTON (State or other jurisdiction of incorporation or organization)	91-1104842 (I.R.S. Employer Identification No.)
23500 - 64th Avenue South Kent, Washington 98032 (253) 850-3500

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares outstanding of common stock, as of December 7, 2000: 14,789,027 shares.

FLOW INTERNATIONAL CORPORATION
INDEX

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	October 31, 2000	April 30, 2000
	(unaudited)
ASSETS
Current Assets:
Cash	$5,683	$6,383
Receivables, less allowances for doubtful accounts of $772 and $899, respectively	49,178	67,793
Inventories, net	66,844	49,168
Deferred Income Taxes	1,900	1,900
Other Current Assets	5,175	5,963

Total Current Assets	128,780	131,207
Property and Equipment, net	22,475	21,024
Intangible Assets, net of accumulated amortization of $11,887 and $10,306, respectively	37,543	39,124
Deferred Income Taxes	426	572
Other Assets	3,394	5,114

	$192,618	$197,041

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes Payable	$3,675	$5,290
Current Portion of Long-Term Obligations	3,796	3,926
Accounts Payable	15,481	15,648
Accrued Payroll and Related Liabilities	6,201	5,948
Other Accrued Taxes	352	523
Deferred Revenue	4,056	2,476
Other Accrued Liabilities	7,533	9,844

Total Current Liabilities	41,094	43,655
Long-Term Obligations	77,016	70,397
Customer Deposits	7,549	14,483
Minority Interest	1,709	1,837
Stockholders' Equity:
Series A 8% Convertible Preferred Stock—
$.01 par value, 1,000,000 shares authorized, none issued
Common Stock—$.01 par value, 20,000,000 shares authorized,
14,773,984 shares outstanding at October 31, 2000
14,736,081 shares outstanding at April 30, 2000	148	147
Capital in Excess of Par	41,334	41,041
Retained Earnings	37,762	34,514
Accumulated Other Comprehensive Loss	(13,994)	(9,033)

Total Stockholders' Equity	65,250	66,669

	$192,618	$197,041

See Accompanying Notes to Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited; in thousands, except per share data)

	Three Months Ended October 31,
	2000	1999
Revenues	$48,682	$46,471
Cost of Sales	26,476	27,896

Gross Profit	22,206	18,575
Expenses:
Marketing	7,935	6,597
Research and Engineering	4,719	3,718
General and Administrative	5,187	4,618

	17,841	14,933

Operating Income	4,365	3,642
Interest Expense	(1,803)	(1,175)
Other Expense, net	(36)	(379)

Income Before Provision for Income Taxes	2,526	2,088
Provision for Income Taxes	757	626

Net Income	$1,769	$1,462

Basic Earnings Per Share	$.12	$.10

Diluted Earnings Per Share	$.12	$.10

See Accompanying Notes to Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited; in thousands, except per share data)

	Six Months Ended October 31,
	2000	1999
Revenues	$99,109	$87,732
Cost of Sales	55,484	52,023

Gross Profit	43,625	35,709
Expenses:
Marketing	15,741	13,561
Research and Engineering	9,297	6,590
General and Administrative	10,111	8,583

	35,149	28,734

Operating Income	8,476	6,975
Interest Expense	(3,605)	(2,524)
Other Expense, net	(232)	(504)

Income Before Provision for Income Taxes	4,639	3,947
Provision for Income Taxes	1,391	1,185

Net Income	$3,248	$2,762

Basic Earnings Per Share	$.22	$.19

Diluted Earnings Per Share	$.21	$.18

See Accompanying Notes to Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Six Months Ended October 31,
	2000	1999
Cash flows from operating activities:
Net income	$3,248	$2,762
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	4,144	4,008
Unrealized loss on securities	85	153
Decrease/(increase) in assets	3,693	(5,196)
(Decrease)/increase in liabilities	(7,878)	2,917

Cash provided by operating activities	3,292	4,644

Cash flows from investing activities:
Expenditures for property and equipment	(4,284)	(4,210)
Payment for business combinations, net of cash acquired		(4,499)
Other		(20)

Cash used by investing activities	(4,284)	(8,729)

Cash flows from financing activities:
Borrowings under line of credit agreements, net	5,684	4,885
Payments of long-term obligations	(810)	(2,934)
Proceeds from issuance of common stock	294	368

Cash provided by financing activities	5,168	2,319

Effect of exchange rate changes	(4,876)	(82)

Decrease in cash and cash equivalents	(700)	(1,848)
Cash and cash equivalents at beginning of period	6,383	10,403

Cash and cash equivalents at end of period	$5,683	$8,555

See Accompanying Notes to Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three Months Ended October 31,
	2000	1999
Net Income	$1,769	$1,462
Other Comprehensive Income:
Unrealized Loss on Equity Securities Available for Sale, net of tax	(28)	(158)
Cumulative Translation Adjustment	(3,367)	(226)

Comprehensive (Loss) Income	$(1,626)	$1,078

	Six Months Ended October 31,
	2000	1999
Net Income	$3,248	$2,762
Other Comprehensive Income:
Unrealized Loss on Equity Securities Available for Sale, net of tax	(85)	(153)
Cumulative Translation Adjustment	(4,876)	(82)

Comprehensive (Loss) Income	$(1,713)	$2,527

See Accompanying Notes to Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended October 31, 2000

(unaudited)

    1.  In the opinion of the management of Flow International Corporation ("the Company"), the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present the financial position, results of operations and cash flows of the Company. These interim financial statements do not include all information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, and should be read in conjunction with the April 30, 2000 consolidated financial statements included in the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K. Operating results for the three and six months ended October 31, 2000 may not be indicative of future results.

    2.  Basic earnings per share represents net income available to common stockholders divided by the weighted average number of shares outstanding during the period. Diluted earnings per share represents net income available to common stockholders divided by the weighted average number of shares outstanding including the potentially dilutive impact of stock options, where appropriate.

    Basic shares outstanding for the three months ended October 31, 2000 and 1999 were 14,793,000 and 14,701,000, respectively. For the six months ended October 31, 2000 and 1999, basic shares outstanding were 14,767,000 and 14,693,000, respectively. Diluted shares outstanding for the three months ended October 31, 2000 and 1999 were 15,197,000 and 15,084,000, respectively. The diluted shares outstanding include potential dilutive common shares from employee stock options of 404,000 and 383,000 for the three months ended October 31, 2000 and 1999, respectively. For the six months ended October 31, 2000 and 1999, diluted shares outstanding were 15,150,000 and 15,071,000, respectively. The diluted shares outstanding include potential dilutive common shares from employee stock options of 383,000 and 378,000 for the six months ended October 31, 2000 and 1999, respectively.

    3.  Inventories consist of the following:

      (in thousands)

	October 31, 2000	April 30, 2000
Raw Materials and Parts	$23,179	$26,925
Work in Process	28,520	11,760
Finished Goods	15,145	10,483

	$66,844	$49,168

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

    6.  Certain fiscal 2000 amounts have been reclassified to conform with the fiscal 2001 presentation. These reclassifications had no effect on previously reported net income.

FLOW INTERNATIONAL CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue for Flow International Corporation ("Flow" or the "Company") for the six month period ended October 31, 2000 was $99.1 million, an increase of $11.4 million (13%) as compared to the prior year period. This growth included revenues from the September 1999 acquisition of Spearhead Automated Systems, Inc. ("Spearhead"), as well as $7.4 million in Fresher Under Pressure® revenues, a year-over-year increase of $6.9 million. Excluding Spearhead and Fresher Under Pressure sales, revenue increased 1% for the six months ended October 31, 2000 as compared to the prior year period. Revenue for the three month period ended October 31, 2000 was $48.7 million, an increase of $2.2 million (5%) over the prior year period. Excluding Fresher Under Pressure revenues of $4.6 million, an increase of $4.3 million over the prior year but including the Q2 fiscal 2000 Spearhead acquisition, revenues for the current quarter decreased 5% as compared to the prior year.

    Geographically, domestic revenue was $33.7 million and $63.9 million for the three and six months ended October 31, 2000, respectively. This represents an increase in revenues of $10.1 million (43%) and $20.2 million (46%) for the three and six month periods ended October 31, 2000, respectively, as compared to the same periods in the prior year. Excluding domestic Fresher Under Pressure revenue for the quarter, and both Spearhead and domestic Fresher Under Pressure revenues year-to-date, domestic sales increased 25% and 23% for the three and six months ended October 31, 2000, respectively. This performance was substantially better than the United States machine cutting tool market as a whole, which increased 17% and 3% for the three and six month periods ended September 30, 2000, respectively, according to the Association for Manufacturing Technology.

    European sales decreased compared to the prior year. European revenue was $7.3 million and $19.1 million, a decrease of $7.6 million (51%) and $9.1 million (32%) for the three and six months ended October 31, 2000, respectively. This decrease was primarily due to the reduction in international isostatic press systems business. The aerospace and automotive isostatic press business, which is sporadic, has been slow in fiscal 2001 compared to fiscal 2000. International isostatic press revenues were $1.5 million and $4.1 million, a decrease of $4.6 million (75%) and $6.5 million (61%) for the three and six months ended October 31, 2000, respectively, as compared to like periods a year ago. During the quarter however, the Company received several new orders for isostatic presses totaling $12.8 million. The Company anticipates design and production of these orders to begin late in the third quarter of fiscal 2001. The Company was able to minimize the impact of the reduction in isostatic press manufacturing by increasing production of Fresher Under Pressure batch systems, which use the same technology as isostatic presses. In addition, quarterly waterjet cutting sales decreased $3.2 million (36%) due in part to the strengthening dollar versus the euro which has made the Company's waterjet systems less competitive compared to systems manufactured in Europe.

    Asian revenue was $3.9 million and $8.7 million, an increase of $324,000 (9%) and $1.8 million (26%) for the three and six months ended October 31, 2000, respectively, as compared to the prior year period.

    In addition to a geographic breakdown, the Company's revenues can be segregated into systems sales and consumables sales. A system is generally comprised of a pump along with the robotics or articulation to move the cutting head, and may also include automation capabilities. Also included in systems are Fresher Under Pressure revenues and isostatic and flex form press systems. Consumables are parts used by the pump and cutting head during operation. Systems revenues for the three and six months ended October 31, 2000 were $33.9 million and $70.5 million, an increase of $1.1 million (3%) and $10.2 million (17%), respectively, compared to the prior year periods. Consumables revenues were $14.8 million and $13.7 million for the three and six months ended October 31, 2000, respectively, a $1.1 million (8%) and $1.2 million (4%) increase versus the prior year periods, respectively. There have not been any significant price changes for the Company's products.

    The fastest growing market for ultrahigh-pressure ("UHP") technology is food processing, and is called Fresher Under Pressure. By exposing foods to pressures up to 100,000 pounds per square inch (psi) for a short time, typically 30 seconds to slightly more than two minutes, UHP achieves the effects of pasteurization without heat. Not only are spoilage microorganisms destroyed, the process also destroys harmful pathogens such as E. coli, listeria and salmonella, thus increasing shelf life while ensuring a safe, healthy product. Unlike thermal treatment (pasteurization) or other methods such as irradiation, UHP processing does not destroy or alter the nutritional qualities, taste, texture or color of the food.

    There are two processing techniques used in Fresher Under Pressure. First is a "continuous flow' concept whereby pumpable foods such as juices, salsas, guacamole, liquid eggs and salad dressings are pumped into pressure chambers, pressurized and then pumped into the next stage of the process, such as bottling. This continuous flow process is fully automated and requires just a single operator. The Company anticipates leasing the continuous flow systems, rather than selling them. The leases have a fixed monthly charge, plus a per gallon or per pound usage fee. Lease revenue is recognized monthly based on throughput.

    Second, for non-pumpable foods such as meats and seafood, the Company manufactures a system utilizing a patented large pressure vessel batch system technology. Revenue for the batch systems is recognized on the percentage of completion method. Flow is the only supplier of complete UHP systems to the food industry. Included in revenues for the three and six month ended October 31, 2000 is $4.6 million and $7.4 million associated with the Fresher Under Pressure food safety systems, respectively. This compares with the prior year of approximately $300,000 and $550,000 in the three and six months ended October 31, 1999. The Company anticipates fiscal 2001 revenues related to both batch and continuous flow food purification systems will exceed $14 million, a doubling of fiscal 2000 revenues and also anticipates this market will double each year for the next three years.

    Based upon research conducted by independent consultants from Business Communications Corp, food safety spending on non-thermal production equipment will exceed $440 million annually by 2003. The research report also forecasts that UHP processing could be 50% or more of this market. Management anticipates that the Company will be in a position to capture a significant portion of this UHP market.

    Gross profit for the three and six months ended October 31, 2000 was $22.2 million and $43.6 million, an increase of $3.6 million (20%) and $7.9 million (22%) over the prior year periods, respectively. Gross profit expressed as a percentage of revenues (gross margin rate) was 46% for the quarter, up from 40% in the comparable prior year period. Part of this quarterly improvement is attributed to several significant projects which were installed and accepted by the customer during the quarter. The Company had provided for potential additional expenses to be incurred at the customer site due to the magnitude and complexity of the projects. These costs were not incurred during the installation and acceptance process. Excluding this reduction in costs, the gross margin would have been 42%, a two percentage point improvement over the prior year period. For the six months ended October 31, 2000 gross margin improved to 44% compared to 41% in the like period last year. Excluding the costs discussed above, the current year-to-date gross margin would have been 42%. Comparison of gross margin rates is dependent on the mix of sales revenue types, which includes special system, standard system and consumables sales. Systems typically carry lower gross margin rates than the Company's consumable parts. Additionally, special systems are generally custom designed and carry lower margins than the Company's standard systems such as the Bengal, Integrated Flying Bridge,

Husky, and Waterjet Machining Center™. The increase over the prior year to an adjusted 42% margin in both the quarter and year to date, reflects the relative increase in sales of consumable parts and standard systems compared to special systems versus the prior year periods.

    Operating expenses of $17.8 million and $35.1 million increased $2.9 million (19%) and $6.4 million (22%) for the three and six months ended October 31, 2000, respectively, compared to the prior year period. Marketing expenses increased $1.3 million (20%) and $2.2 million (16%) for the three and six months ended October 31, 2000, respectively, as compared to the corresponding prior year periods. Expressed as a percentage of revenue, marketing expenses were 16% for both the three and six months ended October 31, 2000. The increase in marketing expenses includes the effect of the Spearhead acquisition, increased sales costs for Fresher Under Pressure and higher trade show costs, including the bi-annual International Manufacturing Technology Show (IMTS) trade show.

    Expressed as a percent of revenues, research and engineering expenses were 10% and 9% for the three and six months ended October 31, 2000, respectively, as compared to 8% for both quarter and year-to-date periods last year. The $1 million (27%) and $2.7 million (41%) increase in research and engineering expense for the three and six months ended October 31, 2000, respectively, as compared to the prior year, includes the impact of the Spearhead acquisition, additional expenses associated with two large aerospace jobs and increased costs associated with engineering the Fresher Under Pressure systems.

    Expressed as a percentage of revenue, general and administrative expense was 11% and 10% for the three and six months ended October 31, 2000, respectively. This compares to 10% for both the prior year quarter and year-to-date.

    Operating income of $4.4 million and $8.5 million increased $723,000 (20%) and $1.5 million (22%) for the three and six months ended October 31, 2000, respectively, compared to the prior year periods.

    Current quarter and year-to-date interest expense increased $628,000 (53%) and $1.1 million (43%), respectively, versus the prior year period due to higher average debt levels, as well as increased interest rates. Average debt levels have risen due to the Spearhead acquisition and Fresher Under Pressure development costs. Other expense, net decreased as a result of lower year-over-year profit at the Company's joint venture, Flow AutoClave. Lower profit at AutoClave resulted in reduced expense associated with the minority interest in the Flow AutoClave joint venture.

    Based upon the expected tax position of the Company for fiscal 2001, taxes for the three and six months ended October 31, 2000 have been provided for at 30% of pre-tax income. Fiscal 2000 taxes were also provided at 30% of pre-tax income; however, the net tax rate for the twelve months in fiscal 2000 was 28%. The increased rate of 30% in fiscal 2001 as compared to the net twelve month fiscal 2000 rate of 28% is reflective of the projected change in mix of pre-tax income to higher taxing jurisdictions. The income tax rate was lower than the statutory rate in both the current and prior year due primarily to lower foreign tax rates and benefits from the foreign sales corporation.

    Basic shares outstanding for the three months ended October 31, 2000 and 1999 were 14,793,000 and 14,701,000, respectively. For the six months ended October 31, 2000 and 1999, basic shares outstanding were 14,767,000 and 14,693,000, respectively. Diluted shares outstanding for the three months ended October 31, 2000 and 1999 were 15,197,000 and 15,084,000, respectively. The diluted shares outstanding include potential dilutive common shares from employee stock options of 404,000 and 383,000 for the three months ended October 31, 2000 and 1999, respectively. For the six months ended October 31, 2000 and 1999, diluted shares outstanding were 15,150,000 and 15,071,000, respectively. The diluted shares outstanding include potential dilutive common shares from employee stock options of 383,000 and 378,000 for the six months ended October 31, 2000 and 1999, respectively.

    The Company recorded net income of $1.8 million or $.12 per basic and diluted share for the three months ended October 31, 2000, compared to $1.5 million, or $.10 per basic and diluted share for the same prior year period. Year-to-date, the Company recorded $3.2 million or $.22 per Basic and $.21 per Diluted share as compared to $2.8 million or $.19 per Basic and $.18 per Diluted share in fiscal 2000.

Liquidity and Capital Resources

    The Company generated $3.3 million from operations during the six months ended October 31, 2000 compared to $4.6 million in the like period a year ago. At October 31, 2000, the Company had $21.5 million in completed continuous feed Fresher Under Pressure units, as well as work in progress and stores inventory. Of this amount, $7.2 million is classified as property and equipment, net of accumulated depreciation and the remaining $14.3 million is included in inventory on the Consolidated Balance Sheet. The Company's significant investment in its Fresher Under Pressure safety technology has resulted in significant borrowings.

    As of October 31, 2000 the Company had approximately $2.5 million of available domestic unused lines of credit. In order to take full advantage of the Fresher Under Pressure opportunities, additional cash will be needed. Management is currently exploring cash generating alternatives including private debt or equity placements, as well as consolidation of operations. Should none of these events occur, the Company believes that working capital generated by operations, as well as a negotiation to increase the current credit facility, will provide sufficient resources to meet its operating and capital requirements. The level of cash flow will determine the pace of the development of the Fresher Under Pressure technology. The Company's Credit Agreement and Private Placement require the Company to comply with certain financial covenants. As of October 31, 2000 the Company amended its debt agreement to delete its asset coverage covenant. The Company was in compliance with all other covenants as of October 31, 2000.

    Gross receivables at October 31, 2000 decreased $18.7 million (27%) from April 30, 2000. This decrease includes collection of several large receivables, in addition to a reduction in unbilled revenues which have been offset with customer deposits upon system shipments during the quarter. Days sales in gross accounts receivable can be negatively impacted by the traditionally longer payment cycle outside the United States as well as timing of payments on large special system orders. The Company's management does not believe these timing issues will present a material adverse impact on the Company's short-term liquidity requirements.

    Inventories at October 31, 2000 increased $17.7 million (36%) from April 30, 2000. Included in these totals is an increase in work in process of $16.8 million. Certain products manufactured by Pressure Systems, Flow Robotics and Flow Automation can require an extended manufacturing period and thus impact inventory levels from period to period. Work in process related to Fresher Under Pressure systems, aerospace contracts, and isostatic presses accounted for $14.2 million of this increase.

    The Company's Accumulated Other Comprehensive Loss increased $5 million (55%) from April 30, 2000, due primarily to the balance sheet translation impact associated with the weakening of the euro against the dollar.

Quantitative and Qualitative Disclosures About Market Risk

    There have been no material changes in the Company's market risk during the six months ended October 31, 2000. For additional information, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations as presented in the fiscal 2000 Annual Report to Stockholders.

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

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

    The Company is party to various legal actions incident to the normal operations of its business, none of which is believed to be material to the financial condition of the Company.

Item 2.  Changes in Securities

    None

Item 3.  Defaults Upon Senior Securities

    None

Item 4.  Submission of Matters to a Vote of Security Holders

    The Company held its 2000 Annual Meeting of Stockholders on August 31, 2000. At the meeting three directors, Daniel J. Evans, Kenneth M. Roberts and Ronald W. Tarrant were elected to three-year terms ending with the 2003 Annual Meeting of Stockholders receiving, respectively, 13,788,231, 13,795,377 and 11,269,899 votes in favor with 197,472, 190,326 and 2,715,804 votes withheld, respectively.

Item 5.  Other Information

    None

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits—None

    (b)  Reports on Form 8-K—None

FLOW INTERNATIONAL CORPORATION
SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOW INTERNATIONAL CORPORATION
Date: December 12, 2000	By:	/s/ RONALD W. TARRANT Ronald W. Tarrant Chairman, President and Chief Executive Officer (Principal Executive Officer)
Date: December 12, 2000	By:	/s/ STEPHEN D. REICHENBACH Stephen D. Reichenbach Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

QuickLinks

FLOW INTERNATIONAL CORPORATION INDEX
  PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K