Form 10-Q
period 2001-01-31
FLOW INTERNATIONAL CORP
filed 2001-03-19
CIK 713002

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2001
OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission file number 0-12448

FLOW INTERNATIONAL CORPORATION

WASHINGTON (State or other jurisdiction of incorporation or organization)	91-1104842 (I.R.S. Employer Identification No.)

23500 - 64th Avenue South,
Kent, Washington 98032
(253) 850-3500

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes /x/  No / /

    The number of shares outstanding of common stock, as of March 13, 2001: 15,103,078 shares.

FLOW INTERNATIONAL CORPORATION
INDEX

Page
Part I—FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Consolidated Balance Sheets—
January 31, 2001 and April 30, 2000.	3
Consolidated Statements of Income—
Three Months Ended January 31, 2001 and 2000	4
Consolidated Statements of Income—
Nine Months Ended January 31, 2001 and 2000	5
Consolidated Statements of Cash Flows—
Nine Months Ended January 31, 2001 and 2000	6
Consolidated Statements of Comprehensive Income—
Three and Nine Months Ended January 31, 2001 and 2000	7
Notes to Consolidated Financial Statements	8
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.	10
Part II—OTHER INFORMATION
Item 1. Legal Proceedings	15
Item 2. Changes in Securities	15
Item 3. Defaults Upon Senior Securities	15
Item 4. Submission of Matters to a Vote of Security Holders	15
Item 5. Other Information	15
Item 6. Exhibits and Reports on Form 8-K	15
Signatures	16

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	January 31, 2001	April 30, 2000
	(unaudited)
ASSETS
Current Assets:
Cash	$4,093	$6,383
Receivables, less allowances for doubtful accounts of $806 and $899, respectively	58,416	67,793
Inventories, net	65,922	49,168
Deferred Income Taxes	3,854	1,900
Other Current Assets	5,586	5,963

Total Current Assets	137,871	131,207
Property and Equipment, net	21,898	21,024
Intangible Assets, net of accumulated amortization of $12,678 and $10,306, respectively	36,753	39,124
Deferred Income Taxes	396	572
Other Assets	4,699	5,114

	$201,617	$197,041

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes Payable	$4,469	$5,290
Current Portion of Long-Term Obligations	3,856	3,926
Accounts Payable	15,532	15,648
Accrued Payroll and Related Liabilities	6,129	5,948
Other Accrued Taxes	536	523
Deferred Revenue	4,142	2,476
Other Accrued Liabilities	9,841	9,844

Total Current Liabilities	44,505	43,655
Long-Term Obligations	80,717	70,397
Customer Deposits	8,794	14,483
Minority Interest	1,928	1,837
Stockholders' Equity:
Series A 8% Convertible Preferred Stock—$.01 par value, 1,000,000 shares authorized, none issued
Common Stock—$.01 par value, 20,000,000 shares authorized, 14,826,824 shares outstanding at January 31, 2001 14,736,081 shares outstanding at April 30, 2000	148	147
Capital in Excess of Par	41,804	41,041
Retained Earnings	36,329	34,514
Accumulated Other Comprehensive Loss	(12,608)	(9,033)

Total Stockholders' Equity	65,673	66,669

	$201,617	$197,041

See Accompanying Notes to
Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited; in thousands, except per share data)

	Three Months Ended January 31,
	2001	2000
Revenues	$50,008	$50,810
Cost of Sales	29,391	30,482

Gross Profit	20,617	20,328
Expenses:
Marketing	8,422	7,472
Research and Engineering	4,438	3,776
General and Administrative	5,206	5,160

	18,066	16,408

Operating Income	2,551	3,920
Interest Expense	(1,853)	(1,198)
Other Income (Expense), net	106	(632)

Income Before Provision for Income Taxes	804	2,090
Provision for Income Taxes	241	627

Net Income	$563	$1,463

Basic Earnings Per Share	$.04	$.10

Diluted Earnings Per Share	$.04	$.10

See Accompanying Notes to
Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited; in thousands, except per share data)

	Nine Months Ended January 31,
	2001	2000
Revenues	$152,325	$138,542
Cost of Sales	87,145	82,505

Gross Profit	65,180	56,037
Expenses:
Marketing	24,163	21,033
Research and Engineering	13,735	10,366
General and Administrative	15,317	13,743

	53,215	45,142

Operating Income	11,965	10,895
Interest Expense	(5,458)	(3,722)
Other Expense, net	(126)	(1,136)

Income Before Provision for Income Taxes	6,381	6,037
Provision for Income Taxes	1,914	1,812

Income Before Cumulative Effect of Change in Accounting Principle	4,467	4,225
Cumulative Effect of Change in Accounting Principle	(2,652)	—

Net Income	$1,815	$4,225

Basic Earnings Per Share, Before Cumulative Effect of Change in Accounting Principle	$.30	$.29

Basic Earnings Per Share, After Cumulative Effect of Change in Accounting Principle	$.12	$.29

Diluted Earnings Per Share, Before Cumulative Effect of Change in Accounting Principle	$.30	$.28

Diluted Earnings Per Share, After Cumulative Effect of Change in Accounting Principle	$.12	$.28

See Accompanying Notes to
Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Nine Months Ended January 31,
	2001	2000
Cash Flows from Operating Activities:
Net Income	$1,815	$4,225
Adjustments to Reconcile Net Income to Cash
Provided by Operating Activities:
Cumulative Effect of Change in Accounting Principle	2,652	—
Depreciation and Amortization	6,099	5,939
Unrealized Loss on Securities	92	239
Increase in Assets	(10,622)	(11,717)
(Decrease) Increase in Liabilities	(3,857)	2,974

Cash (Used) Provided by Operating Activities	(3,821)	1,660

Cash Flows from Investing Activities:
Expenditures for Property and Equipment	(4,816)	(5,797)
Payment for Business Combinations, net of Cash Acquired	—	(4,499)
Other	—	743

Cash Used by Investing Activities	(4,816)	(9,553)
Cash Flows from Financing Activities:
Borrowings Under Line of Credit Agreements, net	10,708	7,242
Payments of Long-term Obligations	(1,279)	(3,395)
Proceeds from Issuance of Common Stock	401	504

Cash Provided by Financing Activities	9,830	4,351

Effect of Exchange Rate Changes	(3,483)	(1,188)

Decrease in Cash and Cash Equivalents	(2,290)	(4,730)
Cash and Cash Equivalents at Beginning of Period	6,383	10,403

Cash and Cash Equivalents at End of Period	$4,093	$5,673

See Accompanying Notes to
Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three Months Ended January 31,
	2001	2000
Net Income	$563	$1,463
Other Comprehensive Income:
Unrealized Loss on Equity Securities Available for Sale, net of tax	(7)	(86)
Cumulative Translation Adjustment	1,393	(1,106)

Comprehensive Income	$1,949	$271

	Nine Months Ended January 31,
	2001	2000
Net Income	$1,815	$4,225
Other Comprehensive Income:
Unrealized Loss on Equity Securities Available for Sale, net of tax	(92)	(239)
Cumulative Translation Adjustment	(3,483)	(1,188)

Comprehensive (Loss) Income	$(1,760)	$2,798

See Accompanying Notes to
Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended January 31, 2001

(unaudited)

1.
In the opinion of the management of Flow International Corporation ("the Company"), the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present the financial position, results of operations and cash flows of the Company. These interim financial statements do not include all information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, and should be read in conjunction with the April 30, 2000 consolidated financial statements included in the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K. Operating results for the three and nine months ended January 31, 2001 may not be indicative of future results.

2.
Basic earnings per share represents net income available to common stockholders divided by the weighted average number of shares outstanding during the period. Diluted earnings per share represents net income available to common stockholders divided by the weighted average number of shares outstanding including the potentially dilutive impact of stock options, where appropriate.

Basic shares outstanding for the three months ended January 31, 2001 and 2000 were 14,811,000 and 14,728,000, respectively. For the nine months ended January 31, 2001 and 2000, basic shares outstanding were 14,775,000 and 14,711,000, respectively. Diluted shares outstanding for the three months ended January 31, 2001 and 2000 were 15,179,000 and 15,136,000, respectively. The diluted shares outstanding include potential dilutive common shares from employee stock options of 368,000 and 408,000 for the three months ended January 31, 2001 and 2000, respectively. For the nine months ended January 31, 2001 and 2000, diluted shares outstanding were 15,119,000 and 15,098,000, respectively. The diluted shares outstanding include potential dilutive common shares from employee stock options of 344,000 and 387,000 for the nine months ended January 31, 2001 and 2000, respectively.

3.
Inventories consist of the following:
(in thousands)

	January 31, 2001	April 30, 2000
Raw Materials and Parts	$24,529	$26,925
Work in Process	21,948	11,760
Finished Goods	19,445	10,483

	$65,922	$49,168

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

6.
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

  The Company has adopted Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. SAB 101 delays revenue recognition until after installation of the Company's standard ultrahigh-pressure ("UHP") systems. Prior to SAB 101 adoption, the Company recognized revenue for standard systems upon shipment. Standard systems sales represent over one third of the Company's consolidated revenues. The remaining consolidated revenue represents either consumable parts sales for which revenue is recognized upon shipment, or special systems for which revenue is recognized under the percentage of completion method. The effect of this change in policy is quantified as a Cumulative Effect of Change in Accounting Principle as of the beginning of the current fiscal year in the Consolidated Statements of Income for the nine months ended January 31, 2001.

    The following table shows the effects of the change in policy for the previous two interim periods during fiscal year 2001:

	First Quarter Ended July 31, 2000		Second Quarter Ended October 31, 2000
	As Previously Reported	As Restated	As Previously Reported	As Restated
Revenues	$50,427	$58,453	$48,682	$43,864
Gross Margin	21,419	24,811	22,206	19,752
Income Before Cumulative Effect of Change in Accounting Principle	1,479	3,854	1,769	50
Cumulative Effect of Change In Accounting Principle	—	(2,652)	—	—
Net Income	$1,479	$1,202	$1,769	$50

Amounts Per Diluted Share:
Income Before Cumulative Effect of Change in Accounting Principle	$.10	$.25	$.12	$.00
Cumulative Effect of Change In Accounting Principle	—	(.17)	—	—
Net Income	$.10	$.08	$.12	$.00

FLOW INTERNATIONAL CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Revenue for Flow International Corporation ("Flow" or the "Company") for the nine month period ended January 31, 2001 was $152.3 million, an increase of $13.8 million (10%) as compared to the prior year period. This growth included a $7.5 million (271%) increase in Fresher Under Pressure® revenues. Excluding Fresher Under Pressure sales, revenues increased $6.3 million (5%) for the nine months ended January 31, 2001 as compared to the prior year period. This 5% increase includes a $17.3 million (17%) increase in ultrahigh-pressure ("UHP") cutting, cleaning and service revenues, offset in part by a $10.9 million (32%) decrease in the Company's isostatic and flexform press business. Revenue for the three month period ended January 31, 2001 was $50 million, a decrease of $802,000 (2%) over the prior year period. The quarter included an increase in the UHP cutting, cleaning and services revenues of $4.8 million (14%), an increase in Fresher Under Pressure revenues of $591,000 (28%) and a decrease in the isostatic and flexform press business of $6.2 million (47%) as compared to the prior year.

    The Company has adopted Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. SAB 101 delays revenue recognition until after installation of the Company's standard UHP systems. Prior to SAB 101 adoption, the Company recognized revenue on these standard systems upon shipment. Standard systems sales represent approximately one third of the Company's consolidated revenues. The remaining consolidated revenue represents either consumable parts sales for which revenue is recognized upon shipment, or special systems for which revenue is recognized under the percentage of completion method. The three and nine month periods ended January 31, 2001 have been restated to include the effect of the SAB 101 adoption. The prior year financial statements have not been restated. Under SAB 101 approximately $9.7 million, 5% of fiscal 2000 revenues, would have been deferred into fiscal 2001. These sales are reflected in the consolidated revenues for the nine months ended January 31, 2001. As of January 31, 2001 approximately $6 million, 4% of revenues for the nine months ended January 31, 2001, has been shipped but not installed and thus not yet recognized as revenue. The net impact of SAB 101 on year to date fiscal 2001 revenues is an increase of $3.7 million (2%). For the quarter the revenue impact was less than 1%.

    Geographically, domestic revenue was $31.2 million and $96.2 million for the three and nine months ended January 31, 2001, respectively. This represents an increase of $4 million (15%) and $25.3 million (36%) for the three and nine month periods ended January 31, 2001, respectively, as compared to the same periods in the prior year. Excluding Fresher Under Pressure and isostatic and flexform press revenue, domestic sales increased 34% and 38% for the three and nine months ended January 31, 2001, respectively. This performance was substantially better than the United States machine cutting tool market as a whole, which decreased 11% and 2% for the three and nine month periods ended December 31, 2000, respectively, according to the Association for Manufacturing Technology.

    European revenue was $12 million and $31.1 million, a decrease of $2.3 million (16%) and $11.4 million (27%) for the three and nine months ended January 31, 2001, respectively. This decrease was primarily the result of reduced isostatic and flexform press systems business, which is sporadic. International isostatic and flexform press revenues were $2.7 million and $6.8 million, a decrease of $3.4 million (56%) and $9.9 million (59%) for the three and nine months ended January 31, 2001, respectively, as compared to like periods a year ago. As of January 31, 2001 the Company had $20 million in backlog related to press business. It is anticipated that design and production of these orders will be completed over the next 18 to 20 months. Excluding isostatic and flexform presses, European sales increased $1.2 million (14%) in the quarter, but decreased $1.7 million (7%) for the nine months ended January 31, 2001.

    Asian revenue was $2.9 million and $13.6 million, a decrease of $2 million (41%) and an increase of $1.9 million (16%) for the three and nine months ended January 31, 2001, respectively, as compared to the prior year period.

    In addition to a geographic breakdown, the Company's revenues can be segregated into systems sales and consumables sales. A system is generally comprised of a pump along with the robotics or articulation to move the cutting head, and may also include automation capabilities. Systems also include Fresher Under Pressure technology and isostatic and flex form press systems. Consumables are parts used by the pump and cutting head during operation. Systems revenues for the three and nine months ended January 31, 2001 were $36.8 million and $110.5 million, a decrease of $1.1 million (3%) and an increase of $12.3 million (12%), respectively, compared to the prior year periods. Consumables revenues were $13.2 million and $41.8 million for the three and nine months ended January 31, 2001, respectively, a $309,000 (2%) and $1.5 million (4%) increase versus the prior year periods, respectively. There have not been any significant price changes for the Company's products.

    The fastest growing market for UHP technology is food processing, and is called Fresher Under Pressure. By exposing foods to pressures up to 100,000 pounds per square inch (psi) for a short time, typically 30 seconds to slightly more than two minutes, UHP achieves the effects of pasteurization without heat. Not only are spoilage microorganisms destroyed, the process also destroys harmful pathogens such as E. coli, listeria and salmonella, thus increasing shelf life while ensuring a safe, healthy product. Unlike thermal treatment (pasteurization) or other methods such as irradiation, UHP processing does not destroy or alter the nutritional qualities, taste, texture or color of the food.

    There are two processing techniques used in Fresher Under Pressure. First is a "continuous flow' process whereby pumpable foods such as juices, salsas, guacamole, liquid eggs and salad dressings are pumped into pressure chambers, pressurized and then pumped into the next stage of the process, such as bottling. This continuous flow process is fully automated and requires just a single operator. The Company anticipates leasing the continuous flow systems, rather than selling them. The leases have a fixed monthly charge, plus a per gallon or per pound usage fee. Lease revenue is recognized monthly based on throughput.

    Second, for non-pumpable foods such as meats and seafood, the Company manufactures a system utilizing a patented large pressure vessel batch system technology. Revenue for the batch systems is recognized on the percentage of completion method. Flow is the only supplier of complete UHP systems to the food industry. Included in revenues for the three and nine months ended January 31, 2001 is $2.7 million and $10.2 million associated with the Fresher Under Pressure food safety systems, respectively. This compares with the prior year of approximately $2.1 million and $2.7 million in the three and nine months ended January 31, 2000. The Company anticipates fiscal 2001 revenues related to both batch and continuous flow food purification systems will exceed $14 million, a doubling of fiscal 2000 revenues and also anticipates this market will double in fiscal 2002.

    Based upon research conducted by independent consultants from Business Communications Corp, food safety spending on non-thermal production equipment will exceed $400 million annually by 2003. The research report also forecasts that UHP processing could be 50% or more of this market. Management anticipates that the Company will be in a position to capture a significant portion of this UHP market.

    Gross profit for the three and nine months ended January 31, 2001 was $20.6 million and $65.2 million, an increase of $289,000 (1%) and $9.1 million (16%) over the prior year periods, respectively. Gross profit expressed as a percentage of revenues (gross margin rate) was 41% for the quarter, up from 40% in the comparable prior year period. For the nine months ended January 31, 2001 gross margin improved to 43% compared to 40% in the like period last year.

    The year to date improvement in gross margin is in part attributed to several significant projects which were installed and accepted by the customer during the second quarter. The Company had provided for potential additional expenses to be incurred at the customer site due to the magnitude and complexity of the projects. These costs were not incurred during the installation and acceptance process. Excluding this reduction in costs, the gross margin would have been 41%, a one percentage point improvement over the prior year period for the nine months ended January 31, 2001. Costs of goods sold for the quarter includes a $1.5 million provision to replace the liners on certain batch Fresher Under Pressure systems. Excluding this charge, gross margins increased to 44% in the current quarter as compared to the prior year period. Comparison of gross margin rates is dependent on the mix of sales revenue types, which includes special system, standard system and consumables sales. Systems typically carry lower gross margin rates than the Company's consumable parts. Additionally, special systems are generally custom designed and carry lower margins than the Company's standard systems such as the Bengal, Integrated Flying Bridge, Husky, and Waterjet Machining Center™. The "adjusted" quarterly and year to date gross margin improvement over the prior year reflects the relative increase in sales of consumable parts and standard systems compared to special systems versus the prior year periods.

    Operating expenses of $18.1 million and $53.2 million increased $1.7 million (10%) and $8.1 million (18%) for the three and nine months ended January 31, 2001, respectively, compared to the prior year periods. Marketing expenses increased $950,000 (13%) and $3.1 million (15%) for the three and nine months ended January 31, 2001, respectively, as compared to the corresponding prior year periods. Expressed as a percentage of revenue, marketing expenses were 17% and 16% for the three and nine months ended January 31, 2001, respectively, as compared to 15% for the three and nine months ended January 31, 2000. The increase in marketing expenses includes the effect of the Spearhead acquisition, increased sales costs for Fresher Under Pressure and higher trade show costs, including the bi-annual International Manufacturing Technology Show (IMTS) trade show.

    Expressed as a percent of revenues, research and engineering expenses were 9% for the three and nine months ended January 31, 2001, respectively, as compared to 7% for both quarter and year-to-date periods last year. The $662,000 (18%) and $3.4 million (33%) increase in research and engineering expense for the three and nine months ended January 31, 2001, respectively, as compared to the prior year, includes the impact of the Spearhead acquisition, additional expenses associated with two large aerospace jobs and increased costs associated with engineering the Fresher Under Pressure systems.

    Expressed as a percentage of revenue, general and administrative expense was 10% for both the three and nine months ended January 31, 2001, respectively, which is comparable to the prior year periods.

    Operating income of $2.6 million and $12 million decreased $1.4 million (35%) and increased $1.1 million (10%) for the three and nine months ended January 31, 2001, respectively, compared to the prior year periods. Excluding the $1.5 million charge to replace the liners in the Fresher Under Pressure batch systems, operating income increased $119,000 (3%) during the current quarter period. Operating loss associated with Fresher Under Pressure was $3.2 million and $5.5 million for the three and nine month periods ended January 31, 2001. Excluding the Fresher Under Pressure technology, operating income would have been $5.8 million and $17.4 million, an increase of $1 million (20%) and $2.2 million (15%) over the three and nine month periods in the prior year, respectively.

    Current quarter and year-to-date interest expense increased $655,000 (55%) and $1.7 million (47%), respectively, versus the prior year period due to higher average debt levels, as well as increased interest rates. Average debt levels have risen due to Fresher Under Pressure development costs. Other expense, net for the nine months ended January 31, 2001 decreased as a result of lower year-over-year profit at the Company's joint venture, Flow AutoClave, the US distributor of isostatic and flexform presses. Reduced profit in the joint venture results in reduced other expense, net associated with the minority interest in the Flow AutoClave joint venture.

    Based upon the expected tax position of the Company for fiscal 2001, taxes for the three and nine months ended January 31, 2001 have been provided for at 30% of pre-tax income. Fiscal 2000 taxes were also provided at 30% of pre-tax income; however, the net tax rate for the twelve months in fiscal 2000 was 28%. The increased rate to 30% in fiscal 2001 as compared to the net twelve month fiscal 2000 rate of 28% is reflective of the projected change in mix of pre-tax income to higher taxing jurisdictions. The income tax rate was lower than the statutory rate in both the current and prior year due primarily to lower foreign tax rates and benefits from the foreign sales corporation.

    Basic shares outstanding for the three months ended January 31, 2001 and 2000 were 14,811,000 and 14,728,000, respectively. For the nine months ended January 31, 2001 and 2000, basic shares outstanding were 14,775,000 and 14,711,000, respectively. Diluted shares outstanding for the three months ended January 31, 2001 and 2000 were 15,179,000 and 15,136,000, respectively. The diluted shares outstanding include potential dilutive common shares from employee stock options of 368,000 and 408,000 for the three months ended January 31, 2001 and 2000, respectively. For the nine months ended January 31, 2001 and 2000, diluted shares outstanding were 15,119,000 and 15,098,000, respectively. The diluted shares outstanding include potential dilutive common shares from employee stock options of 344,000 and 387,000 for the nine months ended January 31, 2001 and 2000, respectively.

    The Company recorded net income of $563,000 or $.04 per basic and diluted share for the three months ended January 31, 2001, compared to $1.5 million, or $.10 per basic and diluted share for the same prior year period. Year-to-date, the Company recorded $4.5 million or $.30 per Basic and Diluted share as compared to $4.2 million or $.29 per Basic and $.28 per Diluted share in fiscal 2000, before the Cumulative Effect of Change in Accounting Principle related to the adoption of SAB 101. Including this Cumulative Effect of Change in Accounting Principle, the Company recorded $1.8 million or $.12 per Basic and Diluted share year-to-date.

Liquidity and Capital Resources

    The Company used $3.8 million from operations during the nine months ended January 31, 2001 compared to providing $1.7 million in the like period a year ago. The Company has spent significant resources in developing the Fresher Under Pressure technology. At January 31, 2001, the Company had $20.2 million in completed continuous feed Fresher Under Pressure units, as well as work in progress and stores inventory. Of this amount, $7.2 million is classified as property and equipment, net of accumulated depreciation and the remaining $13 million is included in inventory on the Consolidated Balance Sheet.

    In order to take full advantage of the Fresher Under Pressure opportunities, additional cash will be needed. Management is currently exploring cash generating alternatives including issuance of subordinated debt or equity placements, as well as consolidation of operations. Should none of these events occur, the Company believes that working capital generated by operations, as well as a re- negotiation of the current credit facility, will provide sufficient resources to meet its operating and capital requirements. The level of cash flow will determine the pace of the development of the Fresher Under Pressure technology. The Company's Credit Agreement and Private Placement require the Company to comply with certain financial covenants. As of January 31, 2001 the Company amended several covenants and as a result maintained compliance with all covenants as of January 31, 2001.

    Gross receivables at January 31, 2001 decreased $9.5 million (14%) from April 30, 2000. This decrease includes collection of several large receivables, in addition to a reduction in unbilled revenues which have been offset with customer deposits upon system shipments during the quarter. Day's sales in gross accounts receivable can be negatively impacted by the traditionally longer payment cycle outside the United States as well as timing of payments on large special system orders. The Company's management does not believe these timing issues will present a material adverse impact on the Company's short-term liquidity requirements.

    Inventories at January 31, 2001 increased $16.8 million (34%) from April 30, 2000. Included in these totals is an increase in work in process of $10.2 million. Certain products manufactured by Pressure Systems, Flow Robotics and Flow Automation can require an extended manufacturing period and thus impact inventory levels from period to period.

    The Company's Accumulated Other Comprehensive Loss increased $3.6 million (40%) from April 30, 2000, due primarily to the balance sheet translation impact associated with the weakening of the euro against the dollar.

Quantitative and Qualitative Disclosures About Market Risk

    There have been no material changes in the Company's market risk during the nine months ended January 31, 2001. For additional information, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations as presented in the fiscal 2000 Annual Report to Stockholders.

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

FLOW INTERNATIONAL CORPORATION
Date: March 16, 2001	/s/ RONALD W. TARRANT Ronald W. Tarrant Chairman, President and Chief Executive Officer (Principal Executive Officer)
Date: March 16, 2001	/s/ STEPHEN D. REICHENBACH Stephen D. Reichenbach Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

QuickLinks

FLOW INTERNATIONAL CORPORATION INDEX
FLOW INTERNATIONAL CORPORATION CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)
FLOW INTERNATIONAL CORPORATION CONSOLIDATED STATEMENTS OF INCOME (unaudited; in thousands, except per share data)
FLOW INTERNATIONAL CORPORATION CONSOLIDATED STATEMENTS OF INCOME (unaudited; in thousands, except per share data)
FLOW INTERNATIONAL CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited; in thousands)
FLOW INTERNATIONAL CORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited, in thousands)
FLOW INTERNATIONAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Nine Months Ended January 31, 2001 (unaudited)
FLOW INTERNATIONAL CORPORATION
FLOW INTERNATIONAL CORPORATION SIGNATURES