Form 10-K
period 2001-04-30
FLOW INTERNATIONAL CORP
filed 2001-07-27
CIK 713002

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-12448

FLOW INTERNATIONAL CORPORATION

WASHINGTON (State or other jurisdiction of incorporation or organization)	91-1104842 (I.R.S. Employer Identification No.)

23500 - 64th Avenue South
Kent, Washington 98032
(253) 850-3500

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
 Common Stock $.01 Par Value
Preferred Stock Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  / /

The aggregate market value of the voting stock held by non affiliates of the registrant based upon the closing price reported by the National Association of Securities Dealers' Automated Quotation System ("NASDAQ") as of June 18, 2001, was $192,000,000. The number of shares of common stock outstanding as of June 18, 2001, was 15,188,992 shares.

Documents Incorporated By Reference

Part I:	None
Part II:	None
Part III:	All Items—See Registrant's definitive proxy statement which involves the election of directors and which will be filed with the Commission within 120 days after the close of the fiscal year.
Item 10	Directors and Executive Officers of the Registrant
Item 11	Executive Compensation
Item 12	Security Ownership of Certain Beneficial Owners and Management
Item 13	Certain Relationships and Related Transactions
Part IV:	None
Item 14	Exhibits, Financial Statement schedules, and Reports on Form 8-K

PART I

Item 1.  Business

    Flow International Corporation ("Flow" or the "Company") designs, develops, manufactures, markets, and services ultrahigh-pressure ("UHP") products including both standard and specialized waterjet cutting and cleaning systems, the Fresher Under Pressure® food safety technology and isostatic and flexform press systems. Flow provides technologically-advanced, environmentally-sound solutions to the manufacturing, industrial, marine cleaning and food markets. The Company's UHP systems pressurize water from 40,000 to over 100,000 pounds per square inch (psi) and this high pressure water is the core of the Company's product line. The Company's primary product line is waterjet cutting. Utilizing pressures from 50,000 to 87,000 psi, the thin stream of water traveling at three times the speed of sound or more, can cut both metallic and nonmetallic materials in many industry segments, including the aerospace, automotive, disposable products, food, glass, job shop, sign, metal cutting, marble, tile and other stone cutting, and paper industries. The Company manufactures a product line, utilizing 40,000 to 50,000 psi, for use in industrial cleaning, surface preparation, construction, nuclear decontamination, and petro-chemical and oil field applications. Flow manufactures the entire UHP system which includes the pump, as well as the robotic articulation equipment and may also include assembly, pick and place and load/unload operations. The March 1999 acquisition of Flow Pressure Systems ("Pressure Systems") from Asea Brown Boveri AB ("ABB") increased the Company's product offering with the addition of patented UHP isostatic and flexform pressure vessel technology used primarily in the aerospace, automotive, medical and food industries.

    The Company has also developed a food safety technology trademarked "Fresher Under Pressure". By exposing foods to pressures from 50,000 psi to over 100,000 psi for a short time, typically 30 seconds to slightly more than 2 minutes, UHP achieves the effects of pasteurization without heat. Not only are spoilage microorganisms destroyed, the process also destroys harmful pathogens such as E. coli, listeria and salmonella, thus increasing shelf life while ensuring a safe, healthy product. Unlike thermal treatment (pasteurization) or irradiation, UHP technology does not destroy or alter the nutritional qualities, taste, texture and color of the food. The Company can UHP process both pumpable and non-pumpable foods. For pumpable foods, Flow utilizes a patented technology which features a "continuous flow" concept whereby pumpable foods such as juices, salsas, guacamole, liquid eggs and salad dressings are pumped into the pressure chambers, pressurized and then pumped into the next stage of the process, such as bottling and packaging. This continuous flow process is fully automated and requires just a single operator. For non-pumpable foods, such as meats, seafood, vegetables and fruits, the Company utilizes its patented large wire-wound pressure vessel batch technology. Flow is the world leader in both the continuous feed and batch UHP food processing technology. Revenues associated with this technology were $14.7 million during fiscal 2001, a more than doubling of the $7.2 million recognized in fiscal 2000.

    The Company was formed in 1974, incorporated in 1980, and completed its initial public offering in March 1983. In 1991, the Company's founder retired, and Ronald W. Tarrant was appointed President and Chief Executive Officer. His focus was to pursue a strategic plan which encompassed three major initiatives; build customer partnerships, constant new product introductions and a strategic market and technology focus. Since 1991, the Company has grown as a result of continued new product development, expanded marketing strategies and certain strategic acquisitions.

    Over the past several years, the Company has completed a number of strategic acquisitions which have provided robotics and software capabilities, as well as new geographic markets and product technology. These acquisitions have positioned Flow as the only provider of turnkey systems utilizing UHP technology. These acquisitions include Flow Automation; Flow Robotics; Flow Japan; Foracon Maschinen und Anlagenbau GmbH & CO.KG ("Foracon"); CIS Robotics Inc. ("CIS") and Robot Simulations Limited ("Flow Software Technologies Ltd.").

    In March 1999, the Company purchased the stock of Pressure Systems from ABB and acquired a 51% voting interest in a related U.S. joint venture, Flow Autoclave Systems Inc. ("Flow Autoclave"). Pressure Systems is the world's leading supplier of large, bulk UHP systems to the food industry and the world leader in isostatic and flexform press systems for the aerospace and automotive industries. Flow Autoclave exclusively markets and provides design and installation services for the Pressure Systems product in the United States.

    In September 1999, the Company purchased certain assets of Spearhead Automated Systems, Inc. ("Flow Robotic Systems"). Flow Robotic Systems manufactures advanced cutting, trimming and tooling equipment for the automotive, marine and systems related industries.

Products and Services

    The Company provides UHP systems and related products and services to target markets across a wide variety of industries. The Company divides its revenues into three primary categories of product; "UHP Systems", "Consumable Parts and Services" and "Fresher Under Pressure Food Systems".

UHP Systems

    The Company offers a variety of UHP products, including waterjet cutting systems, waterjet cleaning systems, food safety systems and isostatic and flexform presses, as well as accessories and the related robotic articulation equipment. UHP pumps, intensifier and direct-drive, are the core components of the Company's technology. An intensifier pump pressurizes water to in excess of 100,000 psi and forces it through a small nozzle, generating a high-velocity stream of water to perform the cutting process. In order to cut metallic and other hard materials, an abrasive substance, usually garnet, is added to the waterjet stream creating an abrasivejet. Abrasivejets cut without heat, cause no metallurgical changes, and leave a high-quality edge that usually requires no secondary operation. The Company's unique and patented direct-drive pressure-compensated pumps pressurize water to in excess of 50,000 psi utilizing triplex piston technology.

    A UHP system consists of an ultrahigh-pressure intensifier or direct drive pump, one or more waterjet cutting or cleaning heads with the necessary robotics, motion control and automation systems. The Company has placed UHP waterjet cutting systems worldwide, in its target markets of aerospace, automotive, disposable products, food, glass, job shop, sign, metal cutting, marble, tile and other stone cutting and paper industries. These cutting systems may also combine waterjet applications with other processes such as pick and place operations, inspection, assembly, and other automated processes. The Company's waterjet systems are also used in industrial cleaning applications such as paint removal, surface preparation, factory and industrial cleaning, ship hull preparation, oil field services and heat exchanger cleaning.

    The Company's cutting and cleaning products are considered productivity enhancing tools and can be cost justified over traditional methods. The Company's sales will be affected by worldwide economic changes, however the Company should continue to gain market share in the machine cutting tool market even in "down" economies due to the cost savings and productivity enhancements generated by waterjet technology.

    UHP systems also include isostatic and flexform presses which are used to form and shape metal composite parts. Flow holds the dominant position in the world market for press systems. This technology is used primarily by the automotive and aerospace markets for the purposes of cost effectively producing prototype parts, as well as very high strength parts such as those used in high performance engines. Systems sales accounted for 67% of fiscal 2001 revenues.

Consumable Parts and Services

    Flow sells various tools and accessories which incorporate waterjet technology, as well as aftermarket consumable parts and service for its products. Consumables primarily represent parts used by the pump and cutting head during operation. Many of these parts are proprietary in nature. Sales of consumable parts and service accounted for 26% of fiscal 2001 revenues.

Fresher Under Pressure Food Systems

    In fiscal 1999 the Company began selling its food safety technology, Fresher Under Pressure. Revenues associated with this technology more than doubled in fiscal 2001 from fiscal 2000. Management anticipates Fresher Under Pressure revenue will continue to double each year for the next several years. Fresher Under Pressure sales accounted for 7% of fiscal 2001 revenues.

Marketing and Sales

    The Company markets and sells its products worldwide through its headquarters in Kent, Washington (a suburb of Seattle) and through subsidiaries, divisions and joint ventures in Columbus, Ohio; Wixom, Michigan; Jeffersonville, Indiana; Lafayette, Louisiana; Birmingham, England; Bretten and Darmstadt, Germany; Buenos Aires, Argentina; Burlington and Windsor, Canada; Hsinchu, Taiwan; Sao Paulo, Brazil; Milan, Italy; Madrid, Spain; Nagoya and Tokyo, Japan and Västerås, Sweden. The Company sells directly to customers in North and South America, Europe, and Asia, and has distributors or agents in most other countries.

    No customer accounted for 10% or more of the Company's revenues during any of the three years ended April 30, 2001.

    Marketing efforts are focused on various target industries, applications and markets. To enhance the effectiveness of sales efforts, the marketing staff and sales force gather detailed information on the applications and requirements in targeted market segments. This information is used to develop standardized and customized solutions using UHP and robotics technologies. The Company provides turnkey systems, including system design, specification, hardware and software integration, equipment testing and simulation, installation, start-up services, technical training and service.

    The Company's marketing techniques utilize both a telemarketing program, as well as the internet, to identify and qualify sales leads, thus increasing the efficiency of the direct sales staff. Market responses to these activities are carefully screened to identify new areas of interest and new potential applications in our target markets. The Company also attends trade shows for targeted market segments and advertises in selected industry publications.

Patents

    The Company holds a large number of UHP technology and related systems patents. While the Company believes the patents it uses are valid, it does not consider its business dependent on patent protection. In addition, the Company has over the years developed non-patented proprietary expertise and know-how in waterjet applications, and in the manufacture of these systems, which sets it technologically ahead.

    The Company believes the patents it holds and has in process, along with the proprietary application and manufacturing know-how, act as a barrier to entry into the markets it serves.

Backlog

    At April 30, 2001, the Company's backlog was $83 million compared to the prior year end backlog of $43 million. Approximately one half of the backlog related to Fresher Under Pressure. The nature of the Company's business is that most products, exclusive of the isostatic presses produced at Pressure Systems and Fresher Under Pressure, can be shipped within a four to ten week period and thus backlog and the changes in the Company's backlog are not necessarily indicative of comparable variations in sales or earnings. The April 30, 2001, backlog represented 40% of fiscal 2001 sales. The unit sales price for most of the Company's products and services is relatively high (typically ranging from tens of thousands to millions of dollars) and individual orders can involve the delivery of several hundred thousand dollars of products or services at one time. Furthermore, some items in backlog can be shipped more quickly than others, and some have higher profit margins than others.

Competition—Cutting and Cleaning

    The major competitors for UHP waterjet cutting and cleaning systems are conventional cutting and cleaning methods. These methods include lasers, saws, knives, shears, plasma, routers, drills and abrasive cleaning techniques. A UHP waterjet cutting system has many advantages over conventional cutting systems, including no generation of heat or airborne dust, easy adaptability to complex cutting programs, versatility in the different types of product that can be cut, cutting speed and the ability to leave clean-cut edges. These factors, in addition to elimination of secondary processing in most circumstances, enhance manufacturing productivity.

    Waterjet cleaning offers many advantages over other cleaning methods, such as the ability to remove difficult coatings or deposits from a surface without damaging underlying material. A UHP waterjet system is an environmentally-friendly answer to many difficult cleaning applications and can often be justified solely on the basis of hazardous material containment or reduction of secondary operations in the cleaning process. The many advantages of a waterjet over traditional cutting and cleaning methods have positioned it in the market as a productivity-enhancing tool.

    The Company also competes with other waterjet cutting and cleaning equipment manufacturers in the United States, Europe and Asia. The Company's robotics technology provides a competitive advantage as the only total solution supplier of complete waterjet cutting and cleaning systems. Although independent market information is not generally available, based upon data assembled from internal and external sources, Company management believes it is the largest manufacturer of UHP waterjet cutting systems in the world.

Competition—Food

    Pasteurization is the primary method used to help ensure that food is safe to eat. Fresher Under Pressure represents a break-through technology which destroys harmful pathogens such as E. coli bacteria, as well as the spoilage microorganisms, thus increasing shelf life while ensuring a safe, healthy product. There are several other companies throughout the world which are trying to develop a similar UHP processing technology. These companies have had little commercial success, and management believes the Company's patents and know-how make it the world leader in this technology. Currently Flow's equipment is the only equipment being used in any significant commercial applications. In addition, Flow has a very strong backlog of food safety equipment. There are also other technologies being developed for food safety, including irradiation and ultra-violet light. Of the alternative technologies, irradiation is the most developed. The primary target market for irradiation is the raw meat industry, while Fresher Under Pressure is targeting the prepared meat market, i.e., sliced deli meats, hot dogs, etc., as well as the premium food market, such as fresh juices.

    Overall, the Company believes that its competitive position is enhanced by:

  •
  Technically advanced, proprietary products that provide excellent reliability, low operating costs, and user-friendly features;

  •
  A strong application-oriented, problem-solving marketing and sales approach;

  •
  An active research and development program that allows it to maintain technological leadership;

  •
  The ability to provide complete turnkey systems;

  •
  A strong position in key markets, such as in the U.S., Canada, Japan, southeast Asia and Europe;

  •
  Strong OEM customer ties, and

  •
  Efficient production facilities.

Research and Engineering

    The Company has spent between 8% and 9% of revenues in research and engineering during each of the three years ended April 30, 2001. Research and engineering expenses were $18.2 million in 2001, $14.7 million in 2000, and $12.4 million in 1999. The Company will continue a high level of research and engineering spending to maintain its technological leadership position through development of new products and applications as well as enhancing its current product line.

Employees

    As of April 30, 2001, the Company employed 1,014 full time and 12 part time personnel. There are no material collective bargaining agreements to which the Company is a party.

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

    The success of Fresher Under Pressure will be dependent on consumer and industry acceptance of the technology, as well as the Company's ability to conform the technology to any food and beverage regulations.

Item 2.  Properties

    The Company's headquarters and primary manufacturing facilities are located in two leased facilities in Kent, Washington. The Company also manufactures product in Wixom, Michigan; Jeffersonville, Indiana; Bretten and Darmstadt, Germany; Burlington, Canada; Hsinchu, Taiwan and Västerås, Sweden. The Company sells products through all of these locations, in addition to offices located in Columbus, Ohio; Lafayette, Louisiana; Birmingham, England; Buenos Aires, Argentina; Milan, Italy; Madrid, Spain; Nagoya and Tokyo, Japan; Sao Paulo, Brazil and Windsor, Canada.

    All facilities of the Company are leased with the exception of a manufacturing facility in Jeffersonville, Indiana.

    The Company believes that its facilities are suitable for its current operations and that expansion in the near term will not require additional space. The Company is currently in the process of consolidating the Darmstadt facility into the Bretten facility. This consolidation is expected to be completed by December 2001. During fiscal 2001 the Company consolidated two Michigan facilities into a single new facility in Wixom, Michigan. The Company considers that its primary manufacturing facility in Kent will be adequate to meet production requirements for the next three to five years.

Item 3.  Legal Proceedings

    The Company is party to various legal actions incident to the normal operation of its business, none of which is believed to be material to the financial position and results of operations of the Company. See Notes 1 and 14 of Notes to Consolidated Financial Statements for a description of the Company's product liability claims.

Item 4.  Submission of Matters to a Vote of Security Holders

    None

PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder Matters.

    See page 10

Item 6.  Selected Financial Data.

    See page 10

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

    See pages 11 through 16

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk.

    See page 16

Item 8.  Financial Statements and Supplementary Data.

    See pages 18 through 45

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    None.

Item 5.  Market for the Registrant's Common Stock and Related Stockholder Matters

    The principal market for Flow International Corporation's ("Flow" or the "Company") common stock is the over-the-counter market. The Company's stock is traded on the NASDAQ National Market under the symbol "FLOW". The range of high and low sales prices for the Company's common stock for the last two fiscal years is set forth in the following table.

	Fiscal Year 2001		Fiscal Year 2000
	High	Low	High	Low
First Quarter	$11.50	$10.00	$11.88	$9.75
Second Quarter	13.00	9.88	11.97	9.94
Third Quarter	12.56	10.12	12.44	10.00
Fourth Quarter	12.50	9.16	12.88	10.25

    There were 1,060 shareholders of record as of June 18, 2001.

    The Company has not paid dividends to common shareholders in the past. The Board of Directors intends to retain future earnings to finance development and expansion of the Company's business and does not expect to declare dividends to common shareholders in the near future.

Item 6.  Selected Financial Data

	Year Ended April 30,
In thousands, except per share amounts)
	2001	2000	1999	1998*	1997*
Income Statement Data:
Revenue	$207,193	$195,556	$149,297	$159,482	$168,193
Income Before Cumulative Effect of Change in Principle	5,037	6,477	6,722	4,803	725
Net Income	2,385	6,477	6,722	4,803	725
Basic Earnings Per Share Before Change in Accounting Principle	0.34	0.44	0.46	0.33	0.05
Basic Earnings Per Share	0.16	0.44	0.46	0.33	0.05
Diluted Earnings Per Share Before Change in Accounting Principle	0.33	0.43	0.45	0.32	0.05
Diluted Earnings Per Share	0.16	0.43	0.45	0.32	0.05
Balance Sheet Data:
Working Capital	$91,098	$87,552	$79,993	$59,863	$68,126
Total Assets	208,869	197,041	179,152	121,181	133,466
Short-Term Debt	8,464	9,216	4,604	6,905	1,730
Long-Term Obligations	85,652	70,397	64,614	32,076	53,569
Shareholders' Equity	67,663	66,669	64,022	61,195	56,753

*
These years included the results of operations and related restructuring provisions associated with certain business units disposed of during fiscal 1998.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    The Company provides ultrahigh-pressure ("UHP") systems and related products and services to a wide variety of industries. Waterjet cutting is recognized as a better alternative to traditional cutting methods such as lasers, saws or plasma. It is faster, has greater versatility in the types of products it can cut and eliminates the need for secondary processing operations. The Company divides its UHP revenues into three primary categories of product, "UHP Systems", "Consumable Parts and Services" and "Fresher Under Pressure Food Systems":

CONSOLIDATED REVENUES BY MAJOR PRODUCT CATEGORIES

	Year Ended April 30,
(In thousands)
	2001	%	2000	%	1999	%
UHP Systems	$138,433	67	$132,697	68	$95,135	64
Consumable Parts and Services	54,085	26	55,708	28	54,162	36
Fresher Under Pressure Food Systems	14,675	7	7,151	4

Total Revenues	$207,193	100	$195,556	100	$149,297	100

Fiscal 2001 Compared to Fiscal 2000

    Revenues for the year ended April 30, 2001 were $207.2 million, an increase of $11.6 million (6%) over the prior year period. Fresher Under Pressure food safety revenues totaled $14.7 million, a doubling of the fiscal 2000 Fresher Under Pressure revenues of $7.2 million. Excluding Fresher Under Pressure, revenues increased $4.2 million (2%), which was comprised of a 17% growth in domestic revenues, offset in part by a 14% decline in international sales. Both domestic and international sales include the patented wire wound isostatic and flexform presses manufactured by Flow Pressure Systems Västerås AB ("Pressure Systems"). Excluding these revenues, as well as Fresher Under Pressure, domestic sales increased 28% as compared to the overall United States machine cutting tool market which declined 2% for the 12 months ended March 31, 2001, according to The Association for Manufacturing Technology ("AMT"). Consistent with historical performance, waterjet technology continues to gain market share due to its advantages over traditional cutting technologies, even in a down market. These advantages, as well as continued product development, should allow the Company to continue to gain market share, however growth will be affected by the performance of the broader machine tool market.

    Our worldwide isostatic press business decreased $12.7 million (29%) to $30.5 million. However, the current fiscal year total is more reflective of a normal business level as the prior year included a $14 million Ford press, the single largest press ever sold. Press backlog at April 30, 2001 totaled $26 million.

    During fiscal 2001 the Company adopted Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Under SAB 101, revenue recognition is delayed until after installation of the Company's standard UHP systems. Prior to SAB 101 adoption, the Company recognized revenue for standard systems upon shipment. Standard systems sales represent approximately one third of the Company's consolidated revenues. The remaining consolidated revenue represents either consumable parts sales for which revenue is recognized upon shipment, or special systems for which revenue is recognized under the percentage of completion method. The impact of the SAB 101 adoption as described in Note 2 to the consolidated financial statements was not significant to consolidated current year revenues.

    The Company's revenues can be segregated into three primary categories, systems sales, consumables sales and Fresher Under Pressure. Systems are generally comprised of a pump along with the robotics or articulation used to move the cutting or cleaning head. Systems are further broken down between standard systems such as the Bengal®, Integrated Flying Bridge, A-Series, Waterjet Machining Center®, standard automotive systems, and special or custom designed systems used primarily in the aerospace and automotive markets, as well as isostatic press systems. Systems sales in fiscal 2001 were $138.4 million, an increase of $5.7 million (4%) over the prior year. Excluding isostatic presses, systems revenues increased $19.2 million (21%). Consumables are primarily parts used by the pump and cutting head during operation. Consumable parts and services revenues decreased $1.6 million (3%) to $54.1 million in fiscal 2001. The slowdown in the consumable sales growth reflects a decrease in the worldwide machine tool market, as well as success of the Company's goal of providing lower operating costs through longer life parts.

    Fiscal 2001 revenues included $14.7 million related to food safety or "Fresher Under Pressure", a doubling of the $7.2 million recognized in fiscal 2000. By exposing foods to pressures from 50,000 psi to over 100,000 psi for a short time, typically 30 seconds to slightly more than 2 minutes, UHP achieves the effects of pasteurization without heat. Not only are spoilage microorganisms destroyed, the process also destroys harmful pathogens such as E. coli, listeria, and salmonella, thus increasing shelf life while ensuring a safe, healthy product. Unlike thermal treatment (pasteurization), UHP technology does not destroy or alter the nutritional qualities, taste, texture and color of the food. The Company can UHP process both pumpable and non-pumpable foods. For pumpable foods, Flow utilizes a technology which features a "continuous flow" concept whereby pumpable foods such as juice, salsas, guacamole, liquid eggs and salad dressings are pumped into the pressure chambers, pressurized and then pumped into the next stage of the process, such as bottling. This continuous flow process is fully automated and requires just a single operator. For non-pumpable foods, such as meats, seafood, vegetables and fruits, the Company utilizes its patented large wire-wound pressure vessel batch technology. This makes Flow the only supplier of complete UHP systems to the food industry. The Company anticipates leasing the continuous flow systems and selling the batch systems. The leases have a fixed monthly charge plus a per gallon or per pound usage fee. Lease revenue is recognized monthly based on throughput. Revenue for the batch systems is recognized on the percentage of completion method. Management anticipates Fresher Under Pressure revenues will double each year for the next several years.

    European revenues of $43.3 million decreased $10.9 million (20%) compared to the prior year and represented 21% of fiscal 2001 revenues. The majority of this decrease, $8.4 million, represents a decline in sales of isostatic and flexform presses. The remainder of the decrease was exchange rate related as the Euro continued to weaken against the U.S. dollar during the year. Asian revenues increased 13% to $18.6 million and accounted for 9% of consolidated revenues. Sales in the remainder of the world, primarily Canada, Mexico and South America, decreased 19% to $14.6 million. The Company typically sells its products at higher prices outside the United States due to the costs of servicing these markets.

    Gross profit for the year ended April 30, 2001 increased $7.2 million (9%). Gross profit expressed as a percentage of revenue was 41% in fiscal 2001 as compared to 40% in fiscal 2000. In general, gross margin rates on systems sales are less than 45% and on consumables sales are in excess of 50%. On average, standard systems carry higher margins than the custom engineered systems, which include the isostatic pressure vessels manufactured by Pressure Systems. As such, the gross margin percentage varies depending on the revenue mix between systems, both standard and special, and consumables sales. Systems sales, including Fresher Under Pressure, represented 74% of fiscal 2001 revenues, up from 72% in the prior year, and consumables sales represented 26% of fiscal 2001 revenues, down from 28% in the prior year. The increase in current year gross margin was a function of the shift in revenue towards a greater percentage of standard system sales, as isostatic press systems revenues decreased.

    Operating expenses increased $8.3 million (13%) as compared to the prior year. Expressed as a percentage of revenues, total operating expenses increased to 34% in fiscal 2001 from 32% in fiscal 2000. Marketing expenses of $33 million increased $4 million (14%) as compared to the prior year, and expressed as a percentage of revenues, increased to 16% from 15% in the prior year. The current year increase includes expenses associated with additional Fresher Under Pressure marketing activity, as well as the IMTS trade show which is held every two years. Research and engineering expenses in fiscal 2001 increased $3.5 million (24%) to $18.2 million as compared to the prior year. As a percentage of revenues, research and engineering expenses were 9% in fiscal 2001 as compared to 8% in fiscal 2000. Approximately one half of this increase is continued development of the Fresher Under Pressure technology and the other half is advancement of the waterjet cutting technology. Management will continue to aggressively pursue technological advances through increased research and engineering spending to maintain the Company's technological superiority. General and administrative expenses of $19.9 million increased $823,000 (4%) for the year as compared to the prior year. Expressed as a percentage of revenues however, general and administrative expenses were comparable to the prior year at 10%.

    Operating income can vary significantly for domestic and foreign operations, but is primarily the result of product mix variations and volume from year to year. The domestic machine tool market experienced weakness in fiscal 2001 and the U.S. dollar continued to gain strength over the European currencies.

    Net interest expense of $7 million increased $2 million (41%) in fiscal 2001 compared to fiscal 2000. The increase in interest expense is due to higher average debt levels associated with the additional financing related to the development of the Fresher Under Pressure program. Average debt outstanding increased $12.4 million (17%) during fiscal 2001 compared to the prior year. This increase in debt was solely related to the Fresher Under Pressure technology, from both asset additions as well as its operating loss. During fiscal 2001, other expense, net, totaled $613,000 compared to other expense, net, of $2 million in fiscal 2000. This reduction is due in part to the decrease in the minority interest for majority owned joint ventures.

    Fiscal 2001 income tax expense was 30% of income before tax as compared to 28% in the previous year. The income tax rates were lower than the statutory rates in both the current and prior year due primarily to lower foreign tax rates and benefits from the foreign sales corporation. Additionally, the Company regularly evaluates the likelihood of utilizing its deferred tax assets and adjusts the valuation allowance thereon based on an evaluation of both positive and negative evidence related to these deferred tax assets.

    The weighted average number of shares outstanding used for the calculation of Basic and Diluted earnings per share is 14,828,000 and 15,109,000, respectively, for fiscal 2001 and 14,716,000 and 15,127,000, respectively, for fiscal 2000.

    The effect of the adoption of SAB 101 during fiscal 2001 is shown as a cumulative effect of change in accounting principle, net of tax. Included in the consolidated results of operations is the performance of the Fresher Under Pressure technology, and the performance of the non-food business, cutting, cleaning and isostatic presses. Management has used estimates to determine the allocable costs of the consolidated operations to the Fresher Under Pressure results of operations. Based on these estimates, Fresher Under Pressure lost $9.4 million or $.62 per share in fiscal 2001 and the non-food operations generated net income of $11.8 million or $.78 per share. Management anticipates Fresher Under Pressure will breakeven in the fourth quarter of fiscal 2002. On a consolidated basis, the Company recorded fiscal 2001 net income of $2.4 million, or $.16 Basic and $.16 Diluted earnings per share as compared to $6.5 million, or $.44 Basic and $.43 Diluted earnings per share in fiscal 2000

Fiscal 2000 Compared to Fiscal 1999

    Revenues for the year ended April 30, 2000 were $195.6 million, an increase of $46.3 million (31%) over the prior year period. This growth was the result of recent acquisitions, as well as revenues generated from Fresher Under Pressure. The Company acquired Pressure Systems in March 1999 and Spearhead Automated Systems ("Flow Robotic Systems") in September 1999. Excluding acquisitions and $7.2 million from Fresher Under Pressure, revenues decreased 3% both domestically and internationally; however, this performance was better than the overall machine cutting tool market. The United States machine cutting tool market declined 14% for the 12 months ended April 30, 2000 according to the AMT. Flow's UHP technology continued to gain market share in spite of a decreasing market. Systems sales in fiscal 2000 were $139.8 million, an increase of $44.7 million (47%) over the prior year. Excluding acquisitions and Fresher Under Pressure, systems revenues were down slightly. Consumable parts and services revenues increased $1.5 million (3%) to $55.7 million in fiscal 2000. The slowdown in the consumable sales growth reflects a decrease in the worldwide machine tool market.

    Total domestic revenues increased 42% to $110.3 million and represented 57% of fiscal 2000 sales. European revenues posted a 28% gain to $53.9 million and represented 28% of total revenues. Asian revenues increased 11% to $16.5 million and accounted for 8% of consolidated revenues. Sales in the remainder of the world, primarily Canada, Mexico and South America, decreased 4% to $13.3 million. Growth in both the domestic and European markets resulted from recent acquisitions. The Company did not significantly raise prices during fiscal 2000.

    Gross profit for the year ended April 30, 2000 increased $13.6 million (21%). Gross profit expressed as a percentage of revenue was 40% in fiscal 2000 as compared to 44% in fiscal 1999. The gross margin percentage varies depending on the revenue mix between systems, both standard and special, and consumables sales. Systems sales represented 72% of fiscal 2000 revenues, up from 64% in the prior year, and consumables sales represented 28% of fiscal 2000 revenues, down from 36% in the prior year. The decrease in current year gross margin was a function of the shift in revenue towards a greater percentage of systems sales, as well as the inclusion of the isostatic press systems in fiscal 2000.

    Excluding Pressure Systems and Flow Robotic Systems, operating expenses increased $395,000 (1%) as compared to the prior year. Expressed as a percentage of revenues, total operating expenses decreased to 32% in fiscal 2000 from 35% in fiscal 1999. Marketing expenses of $29 million increased $4.2 million (17%) as compared to the prior year, and expressed as a percentage of revenues, decreased to 15% from 17% in the prior year. Research and engineering expenses in fiscal 2000 increased $2.3 million (18%) to $14.7 million as compared to the prior year. As a percentage of revenues, research and engineering expenses were 8% in both fiscal 2000 and fiscal 1999. General and administrative expenses of $19.1 million increased $4.2 million (28%) for the year as compared to the prior year. Expressed as a percentage of revenues however, general and administrative expenses were comparable to the prior year at 10%.

    Net interest expense of $5 million increased $1.8 million (57%) in fiscal 2000 compared to fiscal 1999. The increase in interest expense is due to higher debt levels associated with the purchase of Pressure Systems and Flow Robotic Systems, as well as additional financing related to the development of the Fresher Under Pressure program, and increased interest rates. During fiscal 2000, other expense, net, totaled $2 million compared to other expense, net, of $587,000 in fiscal 1999. This change is due to the increase in the minority interest for majority owned joint ventures.

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

Liquidity and Capital Resources

    The Company used $5.3 million in cash from operations during fiscal 2001 as compared to providing $1.8 million in fiscal 2000. The Fresher Under Pressure business accounted for the cash usage from operations. At April 30, 2001, the Company had $22.7 million in inventory and fixed assets associated with Fresher Under Pressure, compared to $14.4 million last year, an increase in assets of $8.3 million. Total debt at April 30, 2001 was $94.1 million, an increase of $14.5 million (18%) from April 30, 2000. Subsequent to April 30, 2001, the Company signed and funded a $35 million subordinated debt agreement with The John Hancock Life Insurance Company ("Hancock"). The agreement requires semi-annual interest only payments of 13% and two equal principal payments due on April 30, 2007 and April 30, 2008. In addition, the Company issued to Hancock warrants for 859,523 shares of Flow common stock exercisable at $.01 per share. Management believes that the available credit facilities and working capital generated by operations will provide sufficient resources to meet its operating and capital requirements for the next 12 months. The Company's Credit Agreement and private placement require the Company to comply with certain financial covenants. The covenants were amended as a result of the Hancock subordinated debt issuance. As of April 30, 2001, the Company was in compliance with all such covenants, as amended.

    See Note 9 of Notes to Consolidated Financial Statements for a schedule of long-term debt maturities. Long-term debt obligations are expected to be met from working capital provided by operations and, as necessary, by other indebtedness.

    Capital spending plans currently provide for outlays of approximately $7 million to $11 million in fiscal 2002. Of this amount, approximately $4 million to $6 million relates to the manufacture of the continuous feed Fresher Under Pressure assets. The timing of these continuous feed asset additions will be determined by market demand. It is expected that funds necessary for these expenditures will be generated internally and through available credit facilities.

    The Company had also indicated that it is exploring the potential public offering of up to 20% of Fresher Under Pressure. Proceeds would be used to retire existing debt, as well as provide working capital for operations.

    Gross receivables of $64 million at April 30, 2001 decreased $9 million (12%) from April 30, 2000. This decrease includes collection of several large receivables, in addition to a reduction in unbilled revenues which have been offset with customer deposits. Days' sales outstanding in gross accounts receivable is negatively impacted by the traditionally longer payment cycle outside the United States. Additionally, longer payment terms are sometimes negotiated on large system orders. Management does not believe these timing issues will present a material adverse impact on the Company's short-term liquidity requirements.

    Inventory of $56.8 million at April 30, 2001 represents an increase of $11.9 million (26%) compared to April 30, 2000. Included in these totals is an increase in work in process of $9.9 million, with the majority of this increase related to Fresher Under Pressure production.

Recently Issued Accounting Pronouncements

    Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities", is effective beginning in fiscal 2002. FAS 133 standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the financial statements and measure them at fair value. The Company plans to adopt FAS 133 without a material impact on the financial condition or results of operations.

    Statement of Financial Accounting Standards No. 142 ("FAS 142"), "Goodwill and Other Intangible Assets", is effective beginning in fiscal 2003, with early adoption permitted. FAS 142 states that goodwill should not be amortized, but rather analyzed using an impairment-only approach. The Company is currently reviewing the requirements of FAS 142 and assessing its impact on the Company's financial statements. The Company has not made a decision regarding the period of adoption.

    The Company has adopted SAB 101. As described in Note 2 to the consolidated financial statements, SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC and outlines the criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Under SAB 101, revenue recognition is delayed until after installation of the Company's standard systems. Prior to SAB 101 adoption, the Company recognized revenue for standard systems upon shipment. Standard systems sales represent approximately one third of the Company's consolidated revenues. The remaining consolidated revenue represents either consumable parts sales for which revenue is recognized upon shipment, or special systems for which revenue is recognized under the percentage of completion method. Revenues from equipment on lease are recognized as rental income in the period earned.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk:

    Market risk exists in the Company's financial instruments related to an increase in interest rates, adverse changes in foreign exchange rates relative to the U.S. dollar, as well as financial risk management and derivatives. These exposures are related to the daily operations of the Company.

    Interest Rate Exposure—At April 30, 2001, the Company had $94.1 million in interest bearing debt. Of this amount, $13.2 million was fixed rate debt with interest rates ranging from 4.75% to 7.25% per annum. The remaining debt of $80.9 million was variable with $50 million of this total bearing a rate of LIBOR + 3% or 7.43% at April 30, 2001. The majority of the remaining floating rate debt was at prime, 7.5%. See Note 9 to the Consolidated Financial Statements for additional contractual information on the Company's debt obligations. Market risk is estimated as the potential for interest rates to increase 10% on the variable rate debt. A 10% increase in interest rates would result in an approximate additional annual charge to the Company's pretax profits and cash flow of $600,000. At April 30, 2001 the Company had no derivative instruments to offset the risk of interest rate changes. The Company may choose to use derivative instruments, such as interest rate swaps, to manage the risk associated with interest rate changes.

    Foreign Currency Exchange Rate Risk—The Company transacts business in various foreign currencies, primarily the Canadian dollar, the German mark, the Japanese yen, the New Taiwan dollar, and the Swedish crown. The assets and liabilities of its foreign operations, with functional currencies other than the U.S. dollar, are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. Aggregate transaction gains and losses included in the determination of net income have not been material. Based on the Company's overall currency rate exposure at April 30, 2001, a near-term 10% appreciation or depreciation of the U.S. dollar would not have a significant effect on the Company's financial position, results of operations and cash flows over the next fiscal year. At April 30, 2001, the Company had several forward exchange contracts to offset the risk of foreign currency exchange rate changes. The Company may continue to use derivative instruments, such as forward exchange rate contracts, to manage the risk associated with foreign currency exchange rate changes.

MANAGEMENT'S STATEMENT OF RESPONSIBILITY

    Management is responsible for the fair and accurate presentation of information in this Form 10-K. The consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America. Financial and operating information comes from Company records and other sources. Certain amounts are, of necessity, based on judgment and estimation.

    We believe that adequate accounting systems and financial controls are maintained to ensure that the Company's records are free from material misstatement and to protect the Company's assets from loss or unauthorized use. In addition, the Audit Committee of the Board of Directors periodically meets with PricewaterhouseCoopers LLP, the Company's independent accountants, and management to review the work of each, to discuss financial reporting matters, and to review auditing and internal control procedures.

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

    In our opinion, the consolidated financial statements and related schedule listed in the accompanying index present fairly, in all material respects, the financial position of Flow International Corporation and its subsidiaries at April 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As described in Note 2 to the consolidated financial statements, effective May 1, 2000, the Company changed its method of recognizing revenue for certain transactions.

/s/ PricewaterhouseCoopers LLP

Seattle, Washington
June 5, 2001

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	April 30,
	2001	2000
ASSETS:
Current Assets:
Cash	$6,808	$6,383
Receivables, net	63,104	72,052
Inventories, net	56,800	44,909
Deferred Income Taxes	1,882	1,900
Other Current Assets	8,607	5,963

Total Current Assets	137,201	131,207
Property and Equipment, net	15,935	16,406
Equipment Held for Lease, net	5,438	4,618
Intangible Assets, net of accumulated amortization of $12,306 and $10,306, respectively	36,505	39,364
Deferred Income Taxes	3,173	572
Other Assets	10,617	4,874

	$208,869	$197,041

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Notes Payable	$3,929	$5,290
Current Portion of Long-Term Obligations	4,535	3,926
Accounts Payable	15,242	15,648
Accrued Payroll and Related Liabilities	6,422	5,948
Other Accrued Taxes	722	523
Deferred Revenue	3,843	2,476
Other Accrued Liabilities	11,410	9,844

Total Current Liabilities	46,103	43,655
Long-Term Obligations, net of Current Portion	85,652	70,397
Customer Prepayments	7,411	14,483
Commitments and Contingencies (Note 14)
Minority Interest	2,040	1,837
Shareholders' Equity:
Series A 8% Convertible Preferred Stock—$.01 par value, 1,000,000 shares authorized, none issued
Common Stock—$.01 par value, 20,000,000 shares authorized, 15,103,078 shares outstanding at April 30, 2001 14,736,081 shares outstanding at April 30, 2000	151	147
Capital in Excess of Par	44,115	41,041
Retained Earnings	36,899	34,514
Accumulated Other Comprehensive Loss	(13,502)	(9,033)

Total Shareholders' Equity	67,663	66,669

	$208,869	$197,041

The accompanying notes are an integral part of these consolidated financial statements.

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended April 30,
	2001	2000	1999
Revenue	$207,193	$195,556	$149,297
Cost of Sales	121,215	116,728	84,066

Gross Profit	85,978	78,828	65,231

Expenses:
Marketing	33,022	28,998	24,847
Research and Engineering	18,172	14,684	12,396
General and Administrative	19,929	19,106	14,888

	71,123	62,788	52,131

Operating Income	14,855	16,040	13,100
Interest Expense, net	(7,047)	(4,998)	(3,177)
Other Expense, net	(613)	(2,047)	(587)

Income Before Provision for Income Taxes	7,195	8,995	9,336
Provision for Income Taxes	2,158	2,518	2,614

Income Before Cumulative Effect of Change in Accounting Principle	5,037	6,477	6,722
Cumulative Effect of Change in Accounting Principle, Net of Tax	(2,652)	—	—

Net Income	$2,385	$6,477	$6,722

Earnings Per Share
Basic
Income Before Cumulative Effect of Change in Accounting Principle	$.34	$.44	$.46
Cumulative Effect of Change in Accounting Principle, Net of Tax	.18	—	—

Net Income	$.16	$.44	$.46

Diluted
Income Before Cumulative Effect of Change in Accounting Principle	$.33	$.43	$.45
Cumulative Effect of Change in Accounting Principle, Net of Tax	.17	—	—

Net Income	$.16	$.43	$.45

The accompanying notes are an integral part of these consolidated financial statements.

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended April 30,
	2001	2000	1999
Cash Flows from Operating Activities:
Net Income	$2,385	$6,477	$6,722
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Cumulative Effect of Change in Accounting Principle	2,652
Depreciation and Amortization	7,945	7,295	4,882
Deferred Income Taxes	(2,106)	290	1,327
Minority Interest	203	723	56
Provision for losses on trade accounts receivable	576	469	373
Provision for slow moving and obsolete inventory	371	387	365
Tax effect of exercised stock options	461	145	218
Stock Compensation	245	319
(Increase) Decrease in Operating Assets and Liabilities, net of effects of business combinations:
Receivables	(1,284)	(14,691)	(4,201)
Inventories	(6,624)	3,127	(5,072)
Other Current Assets	(2,644)	(1,041)	3,798
Accounts Payable	(406)	(3,795)	4,423
Accrued Payroll and Related Liabilities	474	(853)	1,168
Deferred Revenue	1,367	(412)	2,786
Customer Prepayments	(7,072)	5,552	1,009
Other Accrued Liabilities	2,654	(740)	(14,668)
Other Long-Term Assets	(4,503)	(1,412)	(304)

Cash (used) provided by operating activities	(5,306)	1,840	2,882

Cash Flows from Investing Activities:
Expenditures for property and equipment	(5,778)	(6,569)	(8,200)
Payment for business combinations, net of cash acquired		(4,499)	(13,564)
Other	(1,013)	(151)	(44)

Cash used by investing activities	(6,791)	(11,219)	(21,808)

Cash Flows from Financing Activities:
Borrowings under line of credit agreements, net	16,451	13,337	33,594
Payments of long-term obligations	(1,948)	(3,953)	(3,357)
Common stock repurchased			(3,266)
Proceeds from issuance of common stock	2,372	317	948

Cash provided by financing activities	16,875	9,701	27,919

Effect of exchange rate changes	(4,353)	(4,342)	(1,596)

Increase (decrease) in cash and cash equivalents	425	(4,020)	7,397
Cash and cash equivalents at beginning of period	6,383	10,403	3,006

Cash and cash equivalents at end of period	$6,808	$6,383	$10,403

Supplemental disclosures of cash flow information
Cash paid during the year for
Interest	$6,906	$4,844	$3,175
ncome Taxes	3,080	1,882	569
Supplemental schedule of non-cash investing and financing activities
Business Combinations
Fair value of assets acquired (Note 2)	—	$6,039	$43,703
Net Cash paid, stock issued and notes assumed for assets acquired	—	(4,499)	(13,564)

Liabilities assumed	—	$1,540	$30,139

The accompanying notes are an integral part of these consolidated financial statements.

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)

	Common Stock
					Accumulated Other Comprehensive Loss
	Shares	Par Value	Capital In Excess of Par	Retained Earnings		Total Shareholders' Equity
Balances, April 30, 1998	14,847	$148	$39,925	$23,749	$(2,627)	$61,195
Components of Comprehensive Income:
Net Income				6,722		6,722
Unrealized Loss on Equity Securities Available for Sale, Net of Tax					(199)	(199)
Cumulative Translation Adjustment					(1,596)	(1,596)

Total Comprehensive Income						4,927

Exercise of Stock Options	155	2	946			948
Repurchase of Common Stock	(336)	(3)	(829)	(2,434)		(3,266)
Other			218			218

Balances, April 30, 1999	14,666	147	40,260	28,037	(4,422)	$64,022
Components of Comprehensive Income:
Net Income				6,477		6,477
Unrealized Loss on Equity Securities Available for Sale, Net of Tax					(269)	(269)
Cumulative Translation Adjustment					(4,342)	(4,342)

Total Comprehensive Income						1,866

Exercise of Stock Options	70		317			317
Other			464			464

Balances, April 30, 2000	14,736	147	41,041	34,514	(9,033)	$66,669
Components of Comprehensive Income:
Net Income				2,385		2,385
Unrealized Loss on Equity Securities Available for Sale, Net of Tax					(116)	(116)
Cumulative Translation Adjustment					(4,353)	(4,353)

Total Comprehensive Loss						(2,084)

Exercise of Stock Options	367	4	2,368			2,372
Other			706			706

Balances, April 30, 2001	15,103	$151	$44,115	$36,899	$(13,502)	$67,663

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three years ended April 30, 2001

(All tabular dollar amounts in thousands, except per share amounts)

Note 1—Summary of Significant Accounting Policies:

Principles of Consolidation

    The Consolidated Financial Statements include Flow International Corporation ("Flow" or the "Company"), and its wholly-owned subsidiaries, Flow Europe GmbH ("Flow Europe"), Foracon Maschinen und Anlagenbau GmbH & CO.KG ("Foracon"), Flow Asia Corporation ("Flow Asia"), Flow Automation Inc. ("Flow Automation"), Flow Japan Corporation ("Flow Japan"), Flow Software Technologies Ltd. ("Flow Software"), Flow Pressure Systems Västerås AB ("Pressure Systems"), Flow Holdings GmbH (SAGL) Limited Liability Company ("Flow Switzerland"), HydroDynamic Cutting Services, Spearhead Automated Systems ("Flow Robotic Systems"), and a 50% owned joint venture, Flow Autoclave Inc. ("Flow Autoclave"). All significant intercompany transactions have been eliminated.

Operations

    The Company develops and manufactures ultrahigh-pressure ("UHP") waterjet cutting, cleaning and specialized robotic systems for the manufacturing, industrial and marine cleaning markets, as well as food safety systems for a wide variety of food products. The Company provides products to a wide variety of industries, including the automotive, aerospace, disposable products, food processing, job shop, marble, tile and other stone cutting, and paper industries. In addition, the Company provides isostatic presses to the automotive and aerospace industries and UHP processing equipment for food safety known as "Fresher Under Pressure"®. Equipment is designed, developed, and manufactured at the Company's principal facilities in Kent, Washington, and at manufacturing facilities in Bretten and Darmstadt Germany; Burlington, Canada; Hsinchu, Taiwan; Jeffersonville, Indiana; Wixom, Michigan and Västerås, Sweden. The Company markets its products to customers worldwide through its principal offices in Kent and its subsidiaries in Brazil, Canada, Germany, Italy, Japan, Spain, Sweden, Switzerland, Taiwan, and the United Kingdom.

Revenue Recognition

    Revenues are recognized in accordance with Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," for standard UHP systems. Prior to SAB 101 adoption, the Company recognized revenue for standard systems upon shipment (Note 2). For consumables and products that do not require installation, revenues are recognized at the time of shipment. For non-standard and long lead time systems, as well as the Fresher Under Pressure technology, revenues are recognized on the percentage of completion, measured by the cost to cost method. Revenues from equipment on lease are recognized as rental income in the period earned.

Shipping Revenues and Expenses

    The Company implemented Emerging Issues Task Force Issue No. 00-10 "Accounting for Shipping and Handling Fees and Costs" (EITF 00-10) in the fourth quarter of fiscal 2001. EITF 00-10 required the Company to include the amounts billed to customers for shipping and handling in revenue. Prior to adoption of EITF 00-10, the Company had included these amounts in Cost of Goods Sold. The restatement of prior years financial statements resulted in an increase in revenue and cost of goods sold by $1.4 million, $1.5 million and $1.1 million in the fiscal years ended April 30, 2001, 2000 and 1999, respectively. Gross margin was unaffected by the adoption of EITF 00-10.

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

Property and Equipment

    Property and equipment are stated at cost. Additions, leasehold improvements and major replacements are capitalized. When assets are sold, retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the statement of income. Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets, which range from three to eleven years for machinery and equipment; three to nine years for furniture and fixtures and 19 years for buildings. Leasehold improvements are amortized over the related lease term, or the life of the asset, whichever is shorter. Expenditures for maintenance and repairs are charged to expense as incurred.

Equipment Held for Lease

    Equipment Held for Lease is stated at cost and represents the Fresher Under Pressure equipment held for lease to food producers. When assets are sold, retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the statement of income. Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets, which is five years.

Intangible Assets

    Intangible assets consisting primarily of acquired technology, patents, non-compete agreements and goodwill are amortized on a straight-line basis over fifteen years.

Impairment of Long-Lived Assets

    The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amounts of assets may not be recoverable. The carrying value of long-lived assets are assessed for impairment by evaluating operating performance and future undiscounted cash flows of the underlying assets. Adjustments are made if the sum of the expected future net cash flows is less than carrying value. Accordingly, actual results could vary significantly from such estimates.

Fair Value of Financial Instruments

    The carrying amount of all financial instruments on the balance sheet as of April 30, 2001 and 2000 approximates fair value with the exception of the Company's investment in Phenix Composites, Incorporated ("Phenix") (see Note 5). The carrying value of long-term obligations and notes payable approximates fair value because interest rates reflect current market conditions or are based on discounted cash flow analyses. The carrying value of the Company's investment in common stock of Western Garnet International Ltd. ("Western Garnet") is at fair value based on the current market price of the common stock.

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

    The Company uses forward exchange contracts to hedge certain firm purchase and sale commitments and the related receivables and payables, including certain intercompany foreign currency transactions. Hedged transactions are denominated primarily in the Swedish crown. Gains and losses related to hedges of firmly committed transactions and the related receivables are deferred and are recognized in income or as adjustments of carrying amounts when the offsetting gains and losses are recognized on the hedged transactions. The realized and unrealized gains or losses on forward contracts were insignificant. The total notional amount of the forward exchange contracts is $37.4 million and these expire at various times through August 2002.

    The estimated fair values of derivatives used to hedge the Company's risks will fluctuate over time. The fair value of the forward exchange contracts is estimated by obtaining quoted exchange rates.

    For the years ended April 30, 2001, 2000 and 1999 a net foreign exchange gain of $675,000, a loss of $110,000 and a loss of $104,000, respectively, is included in Other Expense, net, in the accompanying Consolidated Statements of Income.

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

    The following table sets forth the computation of Basic and Diluted earnings per share for the years ended April 30, 2001, 2000 and 1999:

	Year Ended April 30,
	2001	2000	1999
Numerator:
Net income	$2,385	$6,477	$6,722

Denominator:
Denominator for basic earnings per share—weighted average shares	14,828	14,716	14,730
Dilutive potential common shares from employee stock options	281	411	329

Denominator for diluted earnings per share—weighted average shares and assumed conversions	15,109	15,127	15,059

Basic earnings per share	$.16	$.44	$.46
Diluted earnings per share	$.16	$.43	$.45

Use of Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates that are susceptible to significant change in the near term are the percentage of completion estimates and the adequacy of the allowance for obsolete inventory, warranty obligations and doubtful accounts receivable.

Reclassifications

    Certain fiscal 2000 and 1999 amounts have been reclassified to conform with the 2001 presentation. These reclassifications had no effect on previously reported net income or cash flows.

Segments

    The Company is required to report information about operating segments both annually as well as condensed data quarterly. Operating segments are determined based upon the manner in which internal financial information is produced and evaluated by the chief operating decision maker. Additionally, certain geographical information is required regardless of how internal financial information is generated. Based on the reporting structure of the Company and how information is evaluated, management believes the Company operates within geographic segments only.

Recently Issued Accounting Pronouncements

    Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities", is effective beginning in fiscal 2002. FAS 133 standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the financial statements and measure them at fair value. The Company plans to adopt FAS 133 without a material impact on the financial condition or results of operations.

    Statement of Financial Accounting Standards No. 142 ("FAS 142"), "Goodwill and Other Intangible Assets", is effective beginning in fiscal 2003, with early adoption permitted. FAS 142 states that goodwill should not be amortized, but rather analyzed using an impairment-only approach. The Company is currently reviewing the requirements of FAS 142 and assessing its impact on the Company's financial statements. The Company has not made a decision regarding the period of adoption.

Note 2—SAB 101 "Revenue Recognition" Implementation:

    During the third quarter of fiscal 2001, the Company adopted SAB 101 which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Under SAB 101, revenue recognition is delayed until after installation of the Company's standard UHP systems. Prior to SAB 101 adoption, the Company recognized revenue for standard systems upon shipment. Standard systems sales represent approximately one third of the Company's consolidated revenues. The remaining consolidated revenue represents either consumable parts sales for which revenue is recognized upon shipment, or special systems for which revenue is recognized under the percentage of completion, measured by the cost to cost method. The effect of this change in policy is quantified as a Cumulative Effect of Change in Accounting Principle, net of tax in the current fiscal year. Pro forma amounts for the periods beginning before May 1, 2000 have not been presented as the effect of the change in accounting principle could not be reasonably determined.

    The following table shows the effects of the change in policy for the first two interim periods during fiscal year 2001:

	First Quarter Ended July 31, 2000		Second Quarter Ended October 31, 2000
	As Previously Reported	As Restated	As Previously Reported	As Restated
Revenues	$50,427	$58,792	$48,682	$44,176
Gross Margin	21,419	23,163	22,206	21,400
Income Before Cumulative Effect of Change in Accounting Principle	1,479	2,700	1,769	1,204
Cumulative Effect of Change In Accounting Principle, net of tax	—	(2,652)	—	—

Net Income	$1,479	$48	$1,769	$1,204

Amounts Per Diluted Share:
Income Before Cumulative Effect of Change in Accounting Principle	$.10	$.18	$.12	$.08
Cumulative Effect of Change In Accounting Principle, net of tax	—	(.18)	—	—
Net Income	$.10	$.00	$.12	$.08

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the three years ended April 30, 2001

(All tabular dollar amounts in thousands, except per share amounts)

Note 3—Business Combinations:

    In September 1999, the Company purchased substantially all of the assets and selected liabilities of Flow Robotic Systems for $4.5 million. Flow Robotic Systems manufactures advanced cutting, trimming and tooling equipment for the automotive and related industries. The difference between the net fair market value of assets acquired and consideration given totaled $2.8 million and has been recorded as an intangible asset. Operating results have been included in the Consolidated Financial Statements from the date of acquisition based upon the purchase method of accounting.

    In March 1999, the Company acquired all of the stock of Pressure Systems from Asea Brown Boveri AB ("ABB"). In addition, the Company purchased a 50% ownership in Flow Autoclave from an ABB subsidiary. Pressure Systems manufactures pressure vessels used in batch UHP food processing, a complementary product to the Company's continuous flow food processing technology, as well as isostatic and flexform presses for the Company's core markets of aerospace and automotive. Flow Autoclave is the domestic distributor for the Pressure Systems product. Total cash consideration for the above two acquisitions was $22.8 million. The difference between the net fair market value of assets acquired and consideration given totaled $21.1 million and has been recorded as an intangible asset. During fiscal 2000, a pre-acquisition contingency related to the valuation of work in process inventory at Pressure Systems was resolved. This resulted in an additional $2.7 million of goodwill being recorded. Operating results have been included in the Consolidated Financial Statements from the date of acquisition based upon the purchase method of accounting.

    Except as reported in Note 4, unaudited pro forma results are not presented as they are not materially different from the results reported in the Consolidated Financial Statements.

Note 4—Pro Forma Financial Information (Unaudited):

    Pressure Systems was a small subsidiary of ABB. Consistent with ABB policy, Pressure Systems was subject to various intercompany charges, many of which will not be recurring in the future. These charges are included in the pro forma financial information below.

    If Pressure Systems had been acquired at the beginning of the year ended April 30, 1999, the results of operations for the year ended April 30, 1999 of the Company would be adjusted as follows on a pro forma basis. Total revenues would have been $170.3. Net income would have been $4.8 million. Basic and diluted earnings per share would have been $.33 and $.32, respectively. The adjustments to net income for the year include additional interest expense of $1.1 million and additional goodwill amortization of $1.3 million. The pro forma consolidated financial information is presented for information purposes only, does not take into account savings that may have been realized from the combination of the Company and Pressure Systems, and is not indicative of the actual consolidated financial position or results of operations in the future.

Note 5—Related Party Transactions:

    In August 1992, the Company entered into a stock purchase agreement with Phenix and contributed cash and certain equipment valued at cost. The book value of the investment is $484,000 at April 30, 2001 and 2000 and is being accounted for under the cost method. Currently, the Company's Chairman, President and Chief Executive Officer is a member of the board of directors of Phenix.

    The Company owns 369,791 shares or 2.7% of Western Garnet for which it paid $1.5 million. Western Garnet is publicly traded on the Toronto stock exchange. This investment was made to secure a long-term relationship with the Company's supplier of its high quality garnet. Garnet is sold by the Company as a consumable used in abrasivejet cutting. The Company classifies this investment as available-for-sale under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Based on year end closing stock price of Western Garnet, the Company recorded a tax-effected unrealized loss of $925,000 and $809,000 for the fiscal years 2001 and 2000, respectively, which is reflected in Accumulated Other Comprehensive Loss of the accompanying Consolidated Balance Sheets. Currently, the Company's Chairman, President and Chief Executive Officer is a member of the board of directors of Western Garnet.

Note 6—Receivables:

    Receivables consist of the following:

	April 30,
	2001	2000
Trade Accounts Receivable	$49,415	$44,200
Unbilled Revenues	14,555	28,751

	63,970	72,951
Less: Allowance for Doubtful Accounts	(866)	(899)

	$63,104	$72,052

Note 7—Inventories:

    Inventories consist of the following:

	April 30
	2001	2000
Raw Materials and Parts	$27,134	$28,828
Work in Process	17,393	7,501
Finished Goods	14,177	10,483

	58,704	46,812

Less: Provision for Slow-Moving and Obsolete Inventory	(1,904)	(1,903)

	$56,800	$44,909

Note 8—Property and Equipment, and Equipment Held for Lease:

    Property and Equipment are as follows:

	April 30,
	2001	2000
Land and Buildings	$300	$300
Machinery and Equipment	29,156	28,880
Furniture and Fixtures	2,881	2,644
Leasehold Improvements	8,004	8,269
Construction in Progress	4,640	2,988

	44,981	43,081
Less:
Accumulated Depreciation and Amortization	(29,046)	(26,675)

	$15,935	$16,406

    Equipment Held for Lease is as follows:

	April 30,
	2001	2000
Equipment Held for Lease	$5,958	$4,826
Less:
Accumulated Depreciation and Amortization	(520)	(208)

	$5,438	$4,618

    For the years ended April 30, 2001, 2000 and 1999, the Company capitalized interest of $385,000, $371,000 and $0, respectively.

Note 9—Long-Term Obligations and Notes Payable:

    Long-term obligations are as follows:

	April 30
	2001	2000
Flow Line of Credit	$76,955	$53,758
Private Debt Placement	10,714	12,857
Term Loans Payable	2,518	7,708

	90,187	74,323
Less: Current Portion	(4,535)	(3,926)

	$85,652	$70,397

    Current notes payable are as follows:

	April 30,
	2001	2000
Flow Automation Notes Payable		$463
Pressure Systems Notes Payable	$3,929	4,827

	$3,929	$5,290

    In December 2000, the Company renegotiated its Credit Agreement. The Company's Credit Agreement provides for a revolving line of credit of up to $80 million, with several financial institutions, which expires on September 30, 2003. The amount that can be borrowed is limited based on certain debt covenant restrictions. Interest rates under the Credit Agreement are at the bank's prime rate or are linked to LIBOR, at the Company's option. The funded debt ratio determines the LIBOR based interest rate. The Company has borrowed $77 million under the Credit Agreement as of April 30, 2001, of which $26.5 million carries an interest rate of prime and the remainder carries an interest rate of LIBOR + 3%. Prime at April 30, 2001 was 7.5% and LIBOR was 4.43%. The Company pays 0.1% as an unused commitment fee. As of April 30, 2001, the Company had $3 million of available domestic unused line of credit.

    The Private Debt Placement is a 10-year note with seven equal principal payments beginning in September 1999. The Company pays interest semi-annually at a fixed rate of 7.2%. The Credit Agreement and Private Debt Placement are collateralized by a general lien on all of the Company's assets. The Company is required to comply with certain covenants relating to the Credit Agreement and Private Debt Placement, including restrictions on dividends and transactions with affiliates, limitations on additional indebtedness, and maintenance of tangible net worth, working capital, fixed charge coverage, funded debt and debt service ratios. The covenants were amended as of April 30, 2001. As of April 30, 2001, the Company was in compliance with all such covenants, as amended.

    Included in Term Loans Payable is a German mark denominated loan of $2.4 million. The Company's principal bank has issued a $6.5 million standby letter of credit to the Company's German bank, to secure a credit facility for use by Flow Europe. Principal and interest are payable monthly at a rate of 4.75% through fiscal 2003. At April 30, 2001, Flow Europe had an unused $4.1 million credit facility.

    Current Notes Payable include:

    The $900,000 Canadian dollar Flow Automation credit facility which is collateralized by trade accounts receivable and inventory, and is denominated in Canadian dollars at an interest rate of Canadian prime (6.75% at April 30, 2001) plus 0.5%. As of April 30, 2001, Flow Automation had no outstanding borrowings against this facility.

    A 50 million Swedish crown Pressure Systems line of credit which is collateralized by trade accounts receivable and inventory, at an interest rate of Swedish prime (4.1% at April 30, 2001) plus 0.75%. As of April 30, 2001, Pressure Systems has approximately $973,000 in unused credit facilities.

    Principal payments under long-term obligations for the next five years and thereafter are as follows: $4,535,000 in 2002, $2,705,000 in 2003, $78,663,000 in 2004, $2,143,000 in 2005, and $2,141,000 in 2006.

    Subsequent to April 30, 2001, the Company signed a $35 million subordinated debt agreement with The John Hancock Life Insurance Company ("Hancock"). The agreement requires semi-annual interest only payments at 13% and two equal principle payments due on April 30, 2007, and April 30, 2008. In addition the Company issued to Hancock 859,523 warrants in Flow common stock at $.01 per share.

Note 10—Income Taxes:

    The components of consolidated income before income taxes and the provision for income taxes are as follows:

	Year Ended April 30,
	2001	2000	1999
Income Before Income Taxes:
Domestic	$2,365	$540	$5,753
Foreign	4,830	8,455	3,583

Total	$7,195	$8,995	$9,336

    The provision (benefit) for income taxes comprises:

	Year Ended April 30,
	2001	2000	1999
Current:
Domestic	$1,154	$137	$443
State and Local	339	96	255
Foreign	2,771	1,995	589

Total	4,264	2,228	1,287
Deferred	(2,106)	290	1,327

Total	$2,158	$2,518	$2,614

    Net deferred tax assets (liabilities) comprise the following:

	April 30, 2001	April 30, 2000
Current:
Accounts receivable allowances	$156	$148
Inventory capitalization	223	169
Obsolete inventory	388	295
Vacation accrual	377	350
Net operating loss carryover	117	117
Business tax credits	219	219
Foreign tax credits	75	148
AMT credits	168	168
All other	234	434

Subtotal	1,957	2,048
Valuation allowance	(75)	(148)

Total Current Deferred Taxes	1,882	1,900
Long-term:
Fixed assets	580	354
Net operating loss carryover	2,133	1,061
State and foreign taxes	(566)	(995)
AMT credits	511	496
Unrealized loss	477	—
All other	656	(46)

Subtotal	3,791	870
Valuation allowance	(618)	(298)

Total Long-Term Deferred Taxes	3,173	572
Total Net Deferred Taxes	5,055	2,472

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the three years ended April 30, 2001

(All tabular dollar amounts in thousands, except per share amounts)

Note 10—Income Taxes: (Continued)

    A reconciliation of income taxes at the federal statutory rate to the provision for income taxes is as follows:

	Year Ended April 30,
	2001	2000	1999
Income taxes at federal statutory rate	34.0%	34.0%	34.0%
Foreign sales corporation benefit	(3.0)	(2.5)	(2.6)
Foreign tax rate differences	(4.4)	(5.6)	(0.4)
Change in valuation allowances	3.4	(10.5)	(4.5)
Changes to net operating losses	(5.1)	9.1	(0.4)
State and local tax rate differences	3.1	0.7	1.8
Non deductible meals	1.5	1.1	1.1
Other	0.5	1.7	(1.0)

Income tax provision	30.0%	28.0%	$28.0%

    As of April 30, 2001, the Company had approximately $1.4 million of domestic net operating loss carryforwards to offset certain earnings for federal income tax purposes, of which the entire amount was currently available. This net operating loss carryforward expires in fiscal 2003. Net operating loss carryforwards in foreign jurisdictions amount to $4 million and do not expire.

    Due to current and estimated expected future earnings, the Company expects to utilize some but not all of its foreign net operating loss carryforwards. Therefore, the foreign valuation allowance associated with the net operating loss carryforward was increased by a net tax affected amount of $320,000 in fiscal 2001. The valuation allowance was reduced by $73,000 for foreign tax credits.

    Provision has not been made for U.S. income taxes or foreign withholding taxes on $21 million of undistributed earnings of foreign subsidiaries. Those earnings have been and will continue to be reinvested. These earnings could become subject to additional tax if they were remitted as dividends, if foreign earnings were loaned to the Company or a U.S. affiliate, or if the Company should sell its stock in the subsidiaries.

Note 11—Stock Options:

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

    All options become exercisable upon a change in control of the Company. Options have a two-year vesting schedule, and are generally granted with an exercise price equal to the fair market value of the Company's common stock on the date of grant. The maximum term of options is 10 years from the date of grant. During late fiscal 1999 and early fiscal 2000, the Board of Directors of the Company approved options for 272,171 shares which were priced at fair market value on the dates of Board approval, subject however to shareholder approval of a planned increase in the shares available under the 1995 LTI Plan. The grant date for these options occurred at the August 1999 shareholder meeting. Based upon the difference in fair market value between the Board of Directors approval date and grant date, compensation expense of $245,000 and $319,000 was recorded during fiscal 2001 and 2000, respectively. No compensation expense was recorded during fiscal 1999. The following chart summarizes the status of the options at April 30, 2001:

	1984 Restated Plan	1987 Nonemployee Directors Plan	1991 SO Plan and 1995 LTI Plan	Total
Number of options outstanding	5,000	520,000	2,401,326	2,926,326
Number of options vested	5,000	520,000	1,399,236	1,924,236
Average exercise price per share of options outstanding	$5.50	$9.51	$9.38	$9.40

    The Company has adopted the disclosure only provisions of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock Based Compensation". Pro forma information regarding the net income or loss as calculated under FAS 123 has been determined as if the Company had accounted for its employee stock options under the fair value method. If the Company had elected to recognize compensation costs based on the fair value at the date of grant for awards in fiscal 2001,

2000, and 1999, consistent with the provisions of FAS 123, the Company's net income and earnings per Basic and Diluted share would have been reduced to the following pro forma amounts:

	Year Ended April 30:
	2001	2000	1999
Net Income (Loss):
As reported	$2,385	$6,477	$6,722
Pro forma	($107)	$3,943	$5,034
Earnings (Loss) Per Share—Basic:
As reported	$0.16	$0.44	$0.46
Pro forma	($0.01)	$0.27	$0.34
Earnings (Loss) Per Share—Diluted:
As reported	$0.16	$0.43	$0.45
Pro forma	($0.01)	$0.26	$0.33

    Such pro forma disclosures may not be representative of future compensation cost because options vest over two years and additional grants are made each year.

    The weighted-average fair values at the date of grant for options granted in fiscal 2001, 2000 and 1999 were estimated using the Black-Scholes option-pricing model, based on the following assumptions: (i) no expected dividend yields for fiscal years 2001, 2000 and 1999; (ii) expected volatility rates of 47.0%, 47.4% and 47.9% for fiscal 2001, 2000 and 1999, respectively; and (iii) expected lives of six years for fiscal 2001, 2000 and 1999. The risk-free interest rate applied to fiscal 2001, 2000 and 1999 was 5.6%, 6.7% and 6.0%, respectively.

    The following table summarizes information about stock options outstanding at April 30, 2001:

Range of Exercise Prices	Number Outstanding at April 30, 2001	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at April 30, 2001	Weighted- Average Exercise Price
$1.25—$4.99	30,000	0.49 years	$3.44	30,000	$3.44
$5.00—$7.99	397,400	2.29 years	5.94	397,400	5.94
$8.00—$12.25	2,498,926	6.51 years	10.02	1,496,836	9.71

Total:	2,926,326	5.89 years	$9.40	1,924,236	$8.85

    The following table rolls forward the stock option activity for the years ended April 30:

	2001		2000		1999
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding—beginning of year	2,856,083	$8.75	2,069,794	$8.10	1,903,593	$7.64
Granted during the year:	595,690	10.94	892,202	9.89	380,100	9.59
Exercised during the year:	(366,847)	6.47	(70,530)	4.48	(155,242)	6.12
Forfeited during the year:	(158,600)	10.08	(35,383)	9.94	(58,657)	8.07

Outstanding, end of year	2,926,326	$9.40	2,856,083	$8.75	2,069,794	$8.10
Exercisable, end of year	1,924,236	$8.85	1,953,549	$8.23	1,463,794	$7.39
Weighted Average fair value of options granted during each period:		$5.77		$6.16		$4.26

Note 12—Voluntary Pension and Salary Deferral Plan:

    The Company has a 401(k) savings plan in which employees may contribute a percentage of their compensation. The Company makes contributions based on employee contributions and length of employee service. Company contributions and expenses under the plan for the years ended April 30, 2001, 2000, and 1999 were $826,000, $758,000, and $753,000, respectively.

Note 13—Preferred Share Rights Purchase Plan:

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

Note 14—Commitments and Contingencies:

    The Company rents certain facilities and equipment under agreements treated for financial reporting purposes as operating leases. The majority of leases currently in effect are renewable for periods of two to five years. Rent expense under these leases was approximately $4.8 million, $4.8 million, and $3.4 million for the years ended April 30, 2001, 2000 and 1999, respectively.

    Future minimum rents payable under operating leases for years ending April 30 are as follows:

Year Ending April 30,
2002	$4,273
2003	2,645
2004	2,130
2005	1,441
2006	946
Thereafter	2,425

$13,860

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

Note 15—Selected Quarterly Financial Data (unaudited):

Fiscal 2001 Quarters	First	Second	Third	Fourth	Total
Revenue	$58,792	$44,176	$50,351	$53,874	$207,193
Gross Profit	23,163	21,400	20,617	20,798	85,978
Net Income	48	1,204	563	570	2,385
Earnings Per share:
Basic	.00	.08	.04	.04	.16
Diluted	.00	.08	.04	.04	.16
Fiscal 2001 Quarters	First	Second	Third	Fourth	Total
Revenue	$41,572	$46,821	$51,198	$55,965	$195,556
Gross Profit	17,134	18,575	20,328	22,791	78,828
Net Income	1,300	1,462	1,463	2,252	6,477
Earnings Per share:
Basic	.09	.10	.10	.15	.44
Diluted*	.09	.10	.10	.15	.43

*
The total of the four quarters does not equal the year due to rounding.

Note 16—Foreign Operations:

	United States	Europe	Asia	Other Foreign	Adjustments & Eliminations	Consolidated
Fiscal 2001
Revenues:
Customers(1)	$125,095	$43,508	$18,588	$20,002	$—	$207,193
Inter-area(2)	25,861	21,908	2,388	1,102	(51,259)

Total revenues	$150,956	$65,416	$20,976	$21,104	$(51,259)	$207,193
Long-Lived Assets	$32,312	$26,161	$1,236	$8,598		$68,307
Fiscal 2000
Revenues:
Customers(1)	$102,603	$54,626	$16,490	$21,837	$—	$195,556
Inter-area(2)	23,128	21,797	1,187	1,622	(47,734)

Total revenues	$125,731	$76,423	$17,677	$23,459	$(47,734)	$195,556
Long-Lived Assets	$26,719	$28,604	$1,793	$9,187		$66,303
Fiscal 1999
Revenues:
Customers(1)	$75,146	$42,534	$14,877	$16,740	$—	$149,297
Inter-area(2)	22,917	—	1,793	1,441	(26,151)

Total revenues	$98,063	$42,534	$16,670	$18,181	$(26,151)	$149,297
Long-Lived Assets	$21,095	$26,120	$1,870	$8,855		$57,940

(1)
U.S. sales to unaffiliated customers in foreign countries were $6.8 million, $5.7 million and $4 million in fiscal 2001, 2000, and 1999, respectively.

(2)
Inter-area sales to affiliates represent products that were transferred between geographic areas at negotiated prices. These amounts have been eliminated in the consolidation.

FLOW INTERNATIONAL CORPORATION
SCHEDULE VIII
VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

		Additions
Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions*	Balance at End of Period
Year Ended April 30:
Allowance for Doubtful Accounts
2001	$899	$576	$40	$(649)	$866
2000	766	469	31	(367)	899
1999	669	373	(22)	(254)	766
Provision for Slow-Moving and Obsolete Inventory
2001	$1,903	$371	$(69)	$(301)	$1,904
2000	2,314	387	(45)	(753)	1,903
1999	2,527	365	328	(906)	2,314

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
Reports on Form 8-K—

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
4.3	Warrant to Purchase Shares of Common Stock of Flow International Corporation. (Incorporated by reference to the registrant's Current Report on Form 8-K dated June 12, 2001.)
10.1
Flow International Corporation 1987 Stock Option Plan for Nonemployee Directors, as amended. (Incorporated by reference to Exhibit 10.5 to the registrant's Annual Report on Form 10-K for the year ended April 30, 1994.)
10.2	Flow International Corporation 1995 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the registrant's Annual Report on Form 10-K for the year ended April 30, 2000.)
10.3
Flow International Corporation Voluntary Pension and Salary Deferral Plan and Trust Agreement, as amended and restated effective January 1, 1999. (Incorporated by reference to Exhibit 10.3 to the registrant's Annual Report on Form 10-K for the year ended April 30, 2000.)
10.4
Lease dated September 24, 1991, between Flow International and Birtcher LP/LC Partnership, together with Addendum to Lease. (Incorporated by reference to Exhibit 10.25 to the registrant's Annual Report on Form 10-K for the year ended April 30, 1992.)
10.5
Amended and Restated Credit agreement amount Flow International Corporation, as borrower, Bank of America National Trust and Savings Association d/b/a SeaFirst Bank and U.S. Bank, National Association, as lenders, and Bank of America National Trust and Savings Association d/b/a SeaFirst Bank as agent for lenders dated December 29, 2000.
10.6
Amendment Number One to Amended and Restated Credit Agreement dated February 28, 2001 among Bank of America, N.A., U.S. Bank National Association, Keybank National Association, Bank of America, N.A., as agent for the lenders, and Flow International Corporation.
10.7
Amendment Number Two to Amended and Restated Credit Agreement dated May 30, 2001 among Bank of America, N.A., U.S. Bank National Association, Keybank National Association, Bank of America, N.A., as agent for the lenders, and Flow International Corporation.
10.8	Note purchase agreement dated September 1, 1995. (Incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the period ended October 31, 1995.)

10.9	First amendment to Note Purchase Agreement dated July 16, 1997. (Incorporated by reference to Exhibit 10.17 to the registrant's Annual Report on Form 10-K for the year ended April 30, 1997.)
10.10
Second Amendment to Note Purchase Agreement dated as of April 30, 2000 between Flow International Corporation and Connecticut General Life Insurance Company and Life Insurance Company of North America. (Incorporated by reference to Exhibit 10.13 to the registrant's Annual Report on Form 10-K for the year ended April 30, 2000.)
10.11	Amendment to Note Purchase Agreement dated as of January 1, 2001 between Flow International Corporation and Connecticut General Life Insurance Company and Life Insurance Company of North America.
10.12
Fourth Amendment to Note Purchase Agreement dated as of April 30, 2001 between Flow International Corporation and Connecticut General Life Insurance Company and Life Insurance Company of North America.
10.13	Note Purchase Agreement dated as of April 30, 2001. (Incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K dated June 12, 2001.)
10.14	Form of Change in Control Agreement. (Incorporated by reference to Exhibit 10.17 to the registrant's Annual Report on Form 10-K for the year ended April 30, 1996.)
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Accountants

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOW INTERNATIONAL CORPORATION
July 23, 2001	/s/ RONALD W. TARRANT Ronald W. Tarrant Chairman, President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on this 23rd day of July, 2001

Signature	Title

/s/ RONALD W. TARRANT Ronald W. Tarrant	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ STEPHEN D. REICHENBACH Stephen D. Reichenbach	Executive Vice President, Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)
/s/ RONALD D. BARBARO Ronald D. Barbaro	Director
/s/ DANIEL J. EVANS Daniel J. Evans	Director
/s/ KATHRYN L. MUNRO Kathryn L. Munro	Director
/s/ ARLEN I. PRENTICE Arlen I. Prentice	Director
/s/ J. MICHAEL RIBAUDO J. Michael Ribaudo	Director
/s/ KENNETH M. ROBERTS Kenneth M. Roberts	Director
/s/ SANDRA F. ROREM Sandra F. Rorem	Director
/s/ DEAN D. THORNTON Dean D. Thornton	Director

QuickLinks

PART I
PART II
MANAGEMENT'S STATEMENT OF RESPONSIBILITY
REPORT OF INDEPENDENT ACCOUNTANTS
FLOW INTERNATIONAL CORPORATION CONSOLIDATED BALANCE SHEETS (In thousands, except share amounts)
FLOW INTERNATIONAL CORPORATION CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share amounts)
FLOW INTERNATIONAL CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
FLOW INTERNATIONAL CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (In thousands)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the three years ended April 30, 2001 (All tabular dollar amounts in thousands, except per share amounts)
FLOW INTERNATIONAL CORPORATION SCHEDULE VIII VALUATION AND QUALIFYING ACCOUNTS (In Thousands)
PART III
PART IV
SIGNATURES