Form 10-Q
period 2001-07-31
FLOW INTERNATIONAL CORP
filed 2001-09-14
CIK 713002

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-12448

FLOW INTERNATIONAL CORPORATION

WASHINGTON (State or other jurisdiction of incorporation or organization)	91-1104842 (I.R.S. Employer Identification No.)

23500 - 64th Avenue South
Kent, Washington 98032
(253) 850-3500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

The number of shares outstanding of common stock, as of August 24, 2001: 15,233,045 shares.

FLOW INTERNATIONAL CORPORATION
INDEX

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	July 31, 2001	April 30, 2001
	(unaudited)
ASSETS
Current Assets:
Cash	$5,715	$6,808
Receivables, net	68,044	63,104
Inventories, net	54,776	56,800
Deferred Income Taxes	1,782	1,882
Other Current Assets	8,108	8,607

Total Current Assets	138,425	137,201
Equipment Held for Lease, net	5,720	5,438
Property and Equipment, net	16,277	15,935
Intangible Assets, net of accumulated amortization of $9,889 and $9,350, respectively	27,214	27,753
Goodwill, net	8,752	8,752
Deferred Income Taxes	3,185	3,173
Other Assets	12,793	10,617

	$212,366	$208,869

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes Payable	$4,460	$3,929
Current Portion of Long-Term Obligations	4,063	4,535
Accounts Payable	12,670	15,242
Accrued Payroll and Related Liabilities	6,085	6,422
Other Accrued Taxes	888	722
Deferred Revenue	3,796	3,843
Other Accrued Liabilities	12,827	11,410

Total Current Liabilities	44,789	46,103
Long-Term Obligations	81,651	85,652
Customer Deposits	6,483	7,411
Minority Interest	2,212	2,040

Total Liabilities and Minority Interest	135,135	141,206

Stockholders' Equity:
Series A 8% Convertible Preferred Stock—
$.01 par value, 1,000,000 shares authorized, none issued
Common Stock—$.01 par value, 20,000,000 shares authorized,
15,231,004 shares outstanding at July 31, 2001 15,103,078 shares outstanding at April 30, 2001	152	151
Capital in Excess of Par	54,561	44,115
Retained Earnings	37,183	36,899
Accumulated Other Comprehensive Loss	(14,665)	(13,502)

Total Stockholders' Equity	77,231	67,663

	$212,366	$208,869

See Accompanying Notes to Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited; in thousands, except per share data)

	Three Months Ended July 31,
	2001	2000
Revenues	$46,602	$54,988
Cost of Sales	27,828	31,825

Gross Profit	18,774	23,163
Expenses:
Marketing	7,509	7,806
Research and Engineering	3,899	4,578
General and Administrative	4,483	4,924

	15,891	17,308

Operating Income	2,883	5,855
Interest Expense, net	(2,094)	(1,802)
Other Expense, net	(365)	(196)

Income Before Provision for Income Taxes	424	3,857
Provision for Income Taxes	140	1,157

Income Before Cumulative Effect of Change in Accounting Principle, Net of Tax	284	2,700
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	(2,652)

Net Income	$284	$48

Earnings Per Share
Basic:
Income Before Cumulative Effect of Change in Accounting Principle	$.02	$.18
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	(.18)

Net Income	$.02	$.00

Diluted:
Income Before Cumulative Effect of Change in Accounting Principle	$.02	$.18
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	(.18)

Net Income	$.02	$.00

See Accompanying Notes to Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Three Months Ended July 31,
	2001	2000
Cash Flows from Operating Activities:
Net Income	$284	$48
Adjustments to Reconcile Net Income to Cash Provided (Used) by Operating Activities:
Cumulative Effect of Change in Accounting Principle	—	2,652
Depreciation and Amortization	1,914	1,990
Unrealized (Gain) Loss on Securities	(47)	57
(Increase) Decrease in assets	(4,102)	9,030
Decrease in liabilities	(2,301)	(9,168)

Cash (used) provided by operating activities	(4,252)	4,609

Cash Flows from Investing Activities:
Expenditures for property and equipment	(2,094)	(2,032)
Other	95	—

Cash used by investing activities	(1,999)	(2,032)

Cash Flows from Financing Activities:
(Repayments) borrowings under line of credit agreements, net	(28,897)	201
Proceeds from long-term obligations	25,723	—
Proceeds from issuance of warrants	9,277	—
Payments of long-term obligations	(768)	(321)
Proceeds from issuance of common stock	1,033	142

Cash provided by financing activities	6,368	22

Effect of exchange rate changes	(1,210)	(1,509)

(Decrease) increase in cash and cash equivalents	(1,093)	1,090
Cash and cash equivalents at beginning of period	6,808	6,383

Cash and cash equivalents at end of period	$5,715	$7,473

See Accompanying Notes to Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(unaudited, in thousands)

	Three Months Ended July 31,
	2001	2000
Net Income	$284	$48
Other Comprehensive Income:
Unrealized Gain (Loss) on Equity Securities Available for Sale, Net of Tax	47	(57)
Cumulative Translation Adjustment	(1,210)	(1,509)

Comprehensive Loss	$(879)	$(1,518)

See Accompanying Notes to Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended July 31, 2001

(unaudited)

1.
Basis of Presentation

      In the opinion of the management of Flow International Corporation ("the Company"), the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present the financial position, results of operations and cash flows of the Company. These interim financial statements do not include all information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, and should be read in conjunction with the April 30, 2001 consolidated financial statements included in the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K. The Company adopted Staff Accounting Bulletin 101 ("SAB 101") during the third quarter of fiscal 2001. Accordingly, the results of operations for the three months ended July 31, 2000 have been restated. Operating results for the three months ended July 31, 2001 may not be indicative of future results.

2.
Earnings Per Share

      Basic earnings per share represents net income available to common stockholders divided by the weighted average number of shares outstanding during the period. Diluted earnings per share represents net income available to common stockholders divided by the weighted average number of shares outstanding including the potentially dilutive impact of stock options and warrants, where appropriate.

      Basic shares outstanding for the three months ended July 31, 2001 and 2000 were 15,172,000 and 14,742,000, respectively. Diluted shares outstanding for the three months ended July 31, 2001 and 2000 were 16,148,000 and 15,108,000, respectively. The diluted shares outstanding include potential dilutive common shares from employee stock options of 393,000 and 366,000 for the three months ended July 31, 2001 and 2000, respectively. Diluted shares outstanding also include potential dilutive common shares from warrants issued of 583,000 and 0 for the three months ended July 31, 2001 and 2000, respectively.

3.
Segment Information

      Based upon a change in reporting structure, the Company is now comprised of two reportable segments, Food Safety and Cutting and Cleaning, as opposed to one segment previously. The Food Safety sector includes the Fresher Under Pressure® technology, and is focused on providing food safety solutions for food producers. The Cutting and Cleaning sector includes cutting, cleaning and isostatic presses operations, which are focused on providing total solutions for aerospace, automotive, job shop, surface preparation and paper industries. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies. Segment operating results are measured based on income (loss) from operations. Comparative information for the new operating segments has been presented.

      A summary of operations by reportable segment is as follows:

      (in thousands)

	Three Months Ended July 31,
	2001	2000
Revenues
Food Safety	$3,400	$2,800
Cutting and Cleaning	43,202	52,188

	$46,602	$54,988

Operating Income (Loss)
Food Safety	$(1,951)	$(2,207)
Cutting and Cleaning	4,834	8,062

	$2,883	$5,855

4.
Receivables

      Receivables consist of the following:

      (in thousands)

	July 31, 2001	April 30, 2001
Trade Accounts Receivable	$43,822	$49,415
Unbilled Revenues	24,965	14,555

	68,787	63,970
Less: Allowance for Doubtful Accounts	(743)	(866)

	$68,044	$63,104

5.
Inventories

      Inventories consist of the following:

      (in thousands)

	July 31, 2001	April 30, 2001
Raw Materials and Parts	$24,210	$25,230
Work in Process	15,945	17,393
Finished Goods	14,621	14,177

	$54,776	$56,800

6.
New Accounting Pronouncements

      Effective May 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the statement of income when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

      The Company uses derivative instruments to manage exposures to foreign currency risks. The Company's objective for holding derivatives is to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures.

      Certain forecasted transactions and assets are exposed to foreign currency risk. The Company monitors its foreign currency exposures regularly to maximize the overall effectiveness of its foreign currency hedge positions. Currencies hedged include the Swedish crown.

      Hedge ineffectiveness, determined in accordance with FAS 133, had no impact on earnings for the three months ended July 31, 2001. No fair value hedges or cash flow hedges were derecognized or discontinued for the three months ended July 31, 2001.

      Derivative gains and losses included in OCI are reclassified into earnings each period during the duration of the related foreign-currency denominated receivable. During the three months ended July 31, 2001 the amount transferred from OCI to other income (expense), net, was not material.

      In July 2001, the Financial Accounting Standards Board issued FAS 141 "Business Combinations" and FAS 142 "Goodwill and Other Intangible Assets." FAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangibles assets in a business combination be recognized as assets separate from goodwill. FAS 142 requires ratable amortization of goodwill to be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. FAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of FAS 142 will be effective for fiscal years beginning after December 15, 2001; however the Company has elected to early adopt the provisions of FAS 142 effective May 1, 2001. There were no changes in the carrying amount of goodwill during the period.

      Intangible Assets:

      (in thousands)

	July 31, 2001
	Gross Carrying Amount	Accumulated Amortization
Patents	$26,553	$6,073
Non-contractual customer relationships	5,500	733
Other	2,575	608

Total	$34,628	$7,414

Aggregate amortization expense:
For the quarter ended July 31, 2001	$539
Estimated amortization expense:
For the year ending April 30, 2002	$2,160
For the year ending April 30, 2003	$2,160
For the year ending April 30, 2004	$2,160
For the year ending April 30, 2005	$2,160
For the year ending April 30, 2006	$2,160

      (in thousands except per share amounts)

	Three Months Ended July 31,
	2001	2000
Income before cumulative effect of change in accounting principle, net of tax	$284	$2,700
Add back goodwill amortization	—	161

Adjusted income before cumulative effect of change in accounting principle, net of tax	284	2,861
Adjusted net income	$284	$209
Basic and diluted earnings per share:
Reported earnings per share before cumulative effect of change in accounting principle	$0.02	$0.18

Goodwill amortization	—	0.01
Adjusted basic and diluted earnings per share before cumulative effect of change in accounting principle	$0.02	$0.19
Adjusted basic and diluted earnings per share	$0.02	$0.01
7.
Long-Term Obligations

      During the first quarter of fiscal 2002, the Company signed a $35 million subordinated debt agreement with The John Hancock Life Insurance Company ("Hancock"). The agreement requires semi-annual interest only payments at 13% and two equal principal payments due on April 30, 2007, and April 30, 2008. In addition, the Company issued 859,523 warrants to purchase Flow common stock at $.01 per share to Hancock. The warrants have been valued at $9.3 million and have been recorded as a discount to the carrying value of the Long-Term Obligations in the accompanying Consolidated Balance Sheets. The warrants vest immediately and expire on April 30, 2008.

8.
Reclassifications

      Certain fiscal 2001 amounts have been reclassified to conform with the fiscal 2002 presentation.

FLOW INTERNATIONAL CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Revenue for Flow International Corporation ("Flow" or the "Company") for the three-month period ended July 31, 2001 was $46.6 million, a decrease of $8.4 million (15%), as compared to the prior year period. For the quarter, Fresher Under Pressure® (also called Food Safety in our segment reporting) revenues increased $600,000 (21%) to $3.4 million. Excluding Fresher Under Pressure, revenues decreased $9 million (17%) for the three months ended July 31, 2001 as compared to the prior year period.

    Geographically, domestic waterjet revenues of $20.1 million decreased 15% as compared to the prior year period. Domestic shipments of waterjet systems, which may or may not have been recognized as revenue under Staff Accounting Bulletin 101 ("SAB 101") decreased 3% in the current year versus the prior year. Under SAB 101, revenue recognition is delayed until after installation of the Company's standard ultrahigh-pressure ("UHP") systems. Prior to SAB 101 adoption, the Company recognized revenue for standard systems upon shipment. This compares with the United States machine cutting tool market as a whole, which decreased 21% for the 3 months ended June 30, 2001 according to the Association for Manufacturing Technology.

    European revenue was $11.1 million, a decrease of $1.1 million (9%) as compared to the prior year period, and represented 24% of total revenues. Asian revenue was $3.9 million, a decrease of $1.9 million (33%) as compared to the prior year period, and represented 8% of total revenues.

    In addition to a geographic breakdown, the Company's revenues can be segregated into systems sales and consumables sales. In general, a system sale is comprised of a pump along with the robotics or articulation to move the cutting head, and may also include automation capabilities. Also included in systems sales are Fresher Under Pressure revenues and sales of isostatic and flex form press systems. Consumables represent parts used by the pump and cutting head during operation. Systems revenues for the three months ended July 31, 2001 were $34.8 million, a decrease of $6.5 million (16%) compared to the prior year. Consumables revenues were $11.8 million for the three months ended July 31, 2001, a $1.9 million (14%) decrease versus the prior year period.

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

    Based upon research conducted by independent consultants from Business Communications Corp, food safety spending on non-thermal production equipment will exceed $400 million annually by calendar 2003. The research report also forecasts that UHP processing could be 50% or more of this market. Management anticipates that the Company will be in a position to capture a significant portion of this UHP market.

    Comparison of gross margin rates is dependent on the mix of sales revenue types, which includes special system, standard system and consumables sales. Gross profit for the quarter was $18.8 million, a decrease of $4.4 million (19%) over the prior year period. Gross profit expressed as a percentage of revenues (gross margin rate) was 40% for the quarter, down from 42% in the comparable prior year period. Systems typically carry lower gross margin rates than the Company's consumable parts. Additionally, special systems are generally custom designed and carry lower margins than the Company's standard systems such as the Bengal, Integrated Flying Bridge, Husky, and Waterjet Machining Center™.

    Operating expenses of $15.9 million decreased $1.4 million (8%) for the three months ended July 31, 2001, compared to the prior year period. This reduction is attributable to the Company's focus on cost reduction, as well as reduced sales levels. Marketing expenses decreased $297,000 (4%) as compared to the prior year period. Expressed as a percentage of revenue, marketing expense was 16% for the three month period ended July 31, 2001, compared to the prior year period of 14%. Research and engineering expenses decreased $679,000 (15%) as compared to the prior year period, and expressed as a percentage of revenue, was comparable to the prior year period at 8%. General and administrative expenses decreased $441,000 (9%) for the three month period ended July 31, 2001, as compared to the prior year period. Expressed as a percentage of revenue, general and administrative expense was 10% for the three-month period ended July 31, 2001, compared to the prior year period of 9%.

    Operating income of $2.9 million decreased $3 million (51%) for the three months ended July 31, 2001, compared to the prior year period.

    Current quarter interest expense, net increased $292,000 (16%) versus the prior year period due to a higher average debt level associated with Fresher Under Pressure development costs.

    Based upon the expected tax position of the Company for fiscal 2002, taxes for the three months ended July 31, 2001 have been provided at 33% of pre-tax income. The increased rate of 33% in fiscal 2002 as compared to the fiscal 2001 rate of 30% is reflective of the projected change in mix of pre-tax income to higher taxing jurisdictions. The income tax rate was lower than the statutory rate in both the current and prior year due primarily to lower foreign tax rates and benefits from the foreign sales corporation.

    Basic shares outstanding for the three months ended July 31, 2001 and 2000 were 15,172,000 and 14,742,000, respectively. Diluted shares outstanding for the three months ended July 31, 2001 and 2000 were 16,148,000 and 15,108,000, respectively. The diluted shares outstanding include potential dilutive common shares from employee stock options of 393,000 and 366,000 for the three months ended July 31, 2001 and 2000, respectively. Diluted shares outstanding also include potential dilutive common shares from warrants issued of 583,000 and 0 for the three months ended July 31, 2001 and 2000, respectively.

    The Company recorded first quarter fiscal 2002 net income of $284,000, or $.02 Basic and Diluted earnings per share as compared to $48,000, or $.00 Basic and Diluted earnings per share in prior year period.

First-Quarter Business Segment Review

    The Food Safety sector includes the Fresher Under Pressure technology, and is focused on providing food safety solutions for food producers. Revenue for the Food Safety segment was $3.4 million for the three-month period July 31, 2001, an increase of $600,000 (21%) compared to the prior year period. Management has used estimates to determine the allocable costs of the consolidated operations to the Food Safety results of operations. Based on these estimates, the operating loss for the Food Safety sector was $2 million in the first quarter of fiscal 2002, as compared to $2.2 million in the prior year period. Diluted loss per share was $(.14) for the Food Safety sector for the quarter ended July 31, 2001 which was comparable to the prior year period. Management anticipates the Food Safety sector will achieve breakeven results in the fourth quarter of fiscal 2002.

    The Cutting and Cleaning sector includes cutting, cleaning and isostatic presses, which are focused on providing total solutions for aerospace, automotive, job shop, surface preparation and paper industries. Revenue for the Cutting and Cleaning sector for the first quarter was $43.2 million, a decrease of $9 million (17%) as compared to the prior year period. Operating income for the Cutting and Cleaning sector was $2.9 million for the first quarter of fiscal 2002, as compared to $5.9 million in the prior year period. Net income was $2.5 million for the quarter ended July 31, 2001 an increase of $304,000 (14%) as compared to the prior year period. Diluted earnings per share was $.16 for the Cutting and Cleaning sector for the quarter ended July 31, 2001 as compared to $.14 in the prior year period.

Liquidity and Capital Resources

    The Company used $4.3 million from operations during the three months ended July 31, 2001 compared to generating $4.6 million from operating activities during the three months ended July 31, 2000. At July 31, 2001, the Company had $12.4 million in completed continuous feed Fresher Under Pressure units as well as work in progress and stores inventory. Of this amount, $6.5 million is classified as a long-term asset in property and equipment and equipment held for lease, and the remaining $5.9 million is included in inventory on the Consolidated Balance Sheets. In addition, the Company had $20.9 million in Unbilled Revenues related to Fresher Under Pressure included in Receivables, net on the Consolidated Balance Sheets at July 31, 2001. The Company's Credit Agreement and Private Placement require the Company to comply with certain financial covenants. As of July 31, 2001 the Company amended several covenants and as a result maintained compliance with all covenants as of July 31, 2001.

    On May 31, 2001, the Company signed and funded a $35 million subordinated debt agreement with The John Hancock Life Insurance Company ("Hancock"). The agreement requires semi-annual interest only payments of 13% and two equal principal payments due on April 30, 2007 and April 30, 2008. In addition, the Company issued to Hancock warrants for 859,523 shares of Flow common stock exercisable at $.01 per share. The effect of the financing resulted in an increase in the cash pay interest rate of 1%. The warrants have been valued at $9.3 million.

    Receivables, net at July 31, 2001 increased $4.9 million (8%) from April 30, 2001. This change represented a decrease in Trade Accounts Receivable of $5.5 million (11%), offset by an increase in

Unbilled Revenues of $10.4 million (72%). Receivables can be negatively impacted by the traditionally longer payment cycle outside the United States, timing of payments on large special system orders and the use of the percentage of completion revenue recognition method on large system projects. The Company's management does not believe these timing issues will present a material adverse impact on the Company's short-term liquidity requirements.

    Inventories at July 31, 2001 decreased $2 million (4%) from April 30, 2001 due to reduced sales.

New Accounting Pronouncements

    Effective May 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the statement of income when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

    The Company uses derivative instruments to manage exposures to foreign currency risks. The Company's objective for holding derivatives is to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures.

    Certain forecasted transactions and assets are exposed to foreign currency risk. The Company monitors its foreign currency exposures regularly to maximize the overall effectiveness of its foreign currency hedge positions. Currencies hedged include the Swedish crown.

    Hedge ineffectiveness, determined in accordance with FAS 133, had no impact on earnings for the three months ended July 31, 2001. No fair value hedges or cash flow hedges were derecognized or discontinued for the three months ended July 31, 2001.

    Derivative gains and losses included in OCI are reclassified into earnings each period during the duration of the related foreign-currency denominated receivable. During the three months ended July 31, 2001 the amount transferred from OCI to other income (expense), net, was not material.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    There have been no material changes in the Company's market risk during the three months ended July 31, 2001. For additional information, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations as presented in the fiscal 2001 Form 10-K as filed with the SEC.

SAFE HARBOR STATEMENT:

    Statements in this report that are not strictly historical are "forward-looking" statements which should be considered as subject to the many uncertainties that exist in the Company's operations and business environment. These uncertainties, which include economic and currency conditions, market demand and pricing, competitive and cost factors, and the like, are set forth in the Flow International Corporation Form 10-K report for 2001 filed with the Securities and Exchange Commission.

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

    None

Item 5.  Other Information

    None

Item 6.  Exhibits and Reports on Form 8-K

  (a)
  Exhibits—None

  (b)
  Reports on Form 8-K—The Company filed a Form 8-K dated June 12, 2001 announcing the closing of a $35 million debt funding with the John Hancock Life Insurance Company.

FLOW INTERNATIONAL CORPORATION

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOW INTERNATIONAL CORPORATION

Date: September 13, 2001	/s/ RONALD W. TARRANT Ronald W. Tarrant Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: September 13, 2001	/s/ STEPHEN D. REICHENBACH Stephen D. Reichenbach Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

QuickLinks

FLOW INTERNATIONAL CORPORATION INDEX
FLOW INTERNATIONAL CORPORATION CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)
FLOW INTERNATIONAL CORPORATION CONSOLIDATED STATEMENTS OF INCOME (unaudited; in thousands, except per share data)
FLOW INTERNATIONAL CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited; in thousands)
FLOW INTERNATIONAL CORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS (unaudited, in thousands)
FLOW INTERNATIONAL CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For the Three Months Ended July 31, 2001 (unaudited)
FLOW INTERNATIONAL CORPORATION MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
SIGNATURES