Form 10-Q
period 2001-10-31
FLOW INTERNATIONAL CORP
filed 2001-12-14
CIK 713002

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-12448

FLOW INTERNATIONAL CORPORATION

WASHINGTON (State or other jurisdiction of incorporation or organization)	91-1104842 (I.R.S. Employer Identification No.)

23500 - 64th Avenue South
Kent, Washington 98032
(253) 850-3500

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

.

    The number of shares outstanding of common stock, as of November 29, 2001: 15,245,937 shares.

FLOW INTERNATIONAL CORPORATION

INDEX

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	October 31, 2001	April 30, 2001
	(unaudited)
ASSETS
Current Assets:
Cash	$5,546	$6,808
Receivables, net	66,967	63,104
Inventories	54,504	56,800
Deferred Income Taxes	1,783	1,882
Other Current Assets	8,940	8,607

Total Current Assets	137,740	137,201
Equipment Held for Lease, net	5,553	5,438
Property and Equipment, net	16,545	15,935
Intangible Assets, net of Accumulated Amortization of $9,004 and $7,802, respectively	25,624	26,826
Goodwill	9,511	9,679
Deferred Income Taxes	3,183	3,173
Other Assets	14,675	10,617

	$212,831	$208,869

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes Payable	$4,229	$3,929
Current Portion of Long-Term Obligations	3,847	4,535
Accounts Payable	11,166	15,242
Accrued Payroll and Related Liabilities	6,516	6,422
Other Accrued Taxes	958	722
Deferred Revenue	3,790	3,843
Other Accrued Liabilities	19,257	11,410

Total Current Liabilities	49,763	46,103
Long-Term Obligations	81,310	85,652
Customer Deposits	6,220	7,411
Minority Interest	2,264	2,040

Total Liabilities and Minority Interest	139,557	141,206

Stockholders' Equity:
Series A 8% Convertible Preferred Stock—$.01 par value, 1,000,000 shares authorized, none issued
Common Stock—$.01 par value, 20,000,000 shares authorized, 15,245,342 shares outstanding at October 31, 2001 15,103,078 shares outstanding at April 30, 2001	152	151
Capital in Excess of Par	54,692	44,115
Retained Earnings	37,438	36,899
Accumulated Other Comprehensive Loss	(19,008)	(13,502)

Total Stockholders' Equity	73,274	67,663

	$212,831	$208,869

See Accompanying Notes to Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited; in thousands, except per share data)

	Three Months Ended October 31,
	2001	2000
Revenues	$44,238	$47,980
Cost of Sales	25,649	26,580

Gross Profit	18,589	21,400

Expenses:
Marketing	7,735	7,935
Research and Engineering	3,708	4,719
General and Administrative	4,365	5,187

	15,808	17,841

Operating Income	2,781	3,559
Interest Expense, net	(2,464)	(1,803)
Other Income (Expense), net	63	(36)

Income Before Provision for Income Taxes	380	1,720
Provision for Income Taxes	125	516

Net Income	$255	$1,204

Earnings Per Share
Basic:
Net Income	$.02	$.08

Diluted:
Net Income	$.02	$.08

See Accompanying Notes to Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited; in thousands, except per share data)

	Six Months Ended October 31,
	2001	2000
Revenues	$90,840	$102,968
Cost of Sales	53,477	58,405

Gross Profit	37,363	44,563

Expenses:
Marketing	15,244	15,741
Research and Engineering	7,607	9,297
General and Administrative	8,848	10,111

	31,699	35,149

Operating Income	5,664	9,414
Interest Expense, net	(4,558)	(3,605)
Other Expense, net	(302)	(232)

Income Before Provision for Income Taxes	804	5,577
Provision for Income Taxes	265	1,673

Income Before Cumulative Effect of Change in Accounting Principle	539	3,904
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	(2,652)

Net Income	$539	$1,252

Earnings Per Share
Basic:
Income Before Cumulative Effect of Change in Accounting Principle	$.04	$.26
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	(.18)

Net Income	$.04	$.08

Diluted:
Income Before Cumulative Effect of Change in Accounting Principle	$.03	$.26
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	(.18)

Net Income	$.03	$.08

See Accompanying Notes to Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Six Months Ended October 31,
	2001	2000
Cash Flows from Operating Activities:
Net Income	$539	$1,252
Adjustments to Reconcile Net Income to Cash
Provided by Operating Activities:
Cumulative Effect of Change in Accounting Principle	—	2,652
Depreciation and Amortization	4,055	4,144
Other Non-Cash Items	793	194
(Increase) Decrease in Assets	(6,036)	2,800
Increase (Decrease) in Liabilities	851	(7,750)

Cash Provided by Operating Activities	202	3,292

Cash Flows from Investing Activities:
Expenditures for Property and Equipment	(4,014)	(4,284)
Other	697	—

Cash Used by Investing Activities	(3,317)	(4,284)

Cash Flows from Financing Activities:
(Repayments) Borrowings under Line of Credit Agreements, Net	(27,477)	5,684
Payments of Long-Term Obligations	(3,288)	(810)
Proceeds from Long-Term Obligations	25,723	—
Proceeds from Issuance of Warrants	9,277	—
Proceeds from Issuance of Common Stock	1,164	294

Cash Provided by Financing Activities	5,399	5,168

Effect of Exchange Rate Changes	(3,546)	(4,876)

Decrease in Cash and Cash Equivalents	(1,262)	(700)
Cash and Cash Equivalents at Beginning of Period	6,808	6,383

Cash and Cash Equivalents at End of Period	$5,546	$5,683

See Accompanying Notes to Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited, in thousands)

	Three Months Ended October 31,
	2001	2000
Net Income	$255	$1,204
Other Comprehensive Loss:
Unrealized Loss on Equity Securities Available for Sale, Net of Tax	(9)	(28)
Unrealized Loss on Cash Flow Hedges	(2,006)	—
Cumulative Translation Adjustment	(2,327)	(3,367)

Comprehensive Loss	$(4,087)	$(2,191)

	Six Months Ended October 31,
	2001	2000
Net Income	$539	$1,252
Other Comprehensive Loss:
Unrealized Loss on Equity Securities Available for Sale, Net of Tax	(37)	(85)
Unrealized Loss on Cash Flow Hedges	(2,006)	—
Cumulative Translation Adjustment	(3,463)	(4,876)

Comprehensive Loss	$(4,967)	$(3,709)

See Accompanying Notes to Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended October 31, 2001

(unaudited)

1.  Basis of Presentation

    In the opinion of the management of Flow International Corporation ("the Company"), the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the financial position, results of operations and cash flows of the Company. These interim financial statements do not include all information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, and should be read in conjunction with the April 30, 2001 consolidated financial statements included in the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K. The Company adopted Staff Accounting Bulletin 101 ("SAB 101") during the third quarter of fiscal 2001. Accordingly, the results of operations for the three and six months ended October 31, 2000 have been restated. Operating results for the three and six months ended October 31, 2001 may not be indicative of future results.

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

    The table below summarizes the weighted average shares outstanding for the Company for the three and six months ended October 31, 2001 and 2000:

	Three Months Ended October 31,
	2001	2000
Weighted Average Basic Shares Outstanding	15,236	14,793
Potential Dilutive Common Shares from Employee Stock Options	219	404
Potential Dilutive Common Shares from Warrants	860	—

Weighted Average Diluted Shares Outstanding	16,315	15,197

	Six Months Ended October 31,
	2001	2000
Weighted Average Basic Shares Outstanding	15,204	14,767
Potential Dilutive Common Shares from Employee Stock Options	320	383
Potential Dilutive Common Shares from Warrants	719	—

Weighted Average Diluted Shares Outstanding	16,243	15,150

3.  Segment Information

    Based upon a change in reporting structure, the Company is now comprised of two reportable segments, Ultrahigh Pressure Systems (UHP Systems) and Fresher Under Pressure®, as opposed to one segment previously. The UHP Systems sector includes cutting, cleaning and isostatic presses operations, which are focused on providing total solutions for aerospace, automotive, job shop, surface preparation and paper industries. The Fresher Under Pressure sector is focused on providing food safety solutions for food producers. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies. Segment operating results are measured based on operating income (loss). Comparative information for the new operating segments has been presented.

    A summary of operations by reportable segment is as follows:

	Three Months Ended October 31,
	2001	2000
	(in thousands)
Revenues
UHP Systems	$43,663	$43,016
Fresher Under Pressure	575	4,964

	$44,238	$47,980

Operating Income (Loss)
UHP Systems	$5,241	$5,482
Fresher Under Pressure	(2,460)	(1,923)

	$2,781	$3,559

	Six Months Ended October 31,
	2001	2000
Revenues
UHP Systems	$86,865	$95,204
Fresher Under Pressure	3,975	7,764

	$90,840	$102,968

Operating Income (Loss)
UHP Systems	$10,075	$13,544
Fresher Under Pressure	(4,411)	(4,130)

	$5,664	$9,414

4.  Receivables, net

    Receivables consist of the following:

	October 31, 2001	April 30, 2001
	(in thousands)
Trade Accounts Receivable	$37,063	$49,415
Unbilled Revenues	30,704	14,555

	67,767	63,970
Less: Allowance for Doubtful Accounts	(800)	(866)

	$66,967	$63,104

8.  Inventories

    Inventories consist of the following:

	October 31, 2001	April 30, 2001
	(in thousands)
Raw Materials and Parts	$22,645	$25,230
Work in Process	13,401	17,393
Finished Goods	18,458	14,177

	$54,504	$56,800

6.  New Accounting Pronouncements

    Effective May 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

    The Company uses derivative instruments to manage exposures to foreign currency risks. The Company's objective for holding derivatives is to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures.

    Certain forecasted transactions and assets are exposed to foreign currency risk. The Company monitors its foreign currency exposures regularly to maximize the overall effectiveness of its foreign currency hedge positions. The currency hedged is the Swedish Krona.

    Hedge ineffectiveness, determined in accordance with FAS 133, had no impact on earnings for the three and six months ended October 31, 2001. No fair value hedges or cash flow hedges were derecognized or discontinued for the three and six months ended October 31, 2001.

    Derivative gains and losses included in OCI are reclassified into earnings each period during the duration of the related foreign-currency denominated receivable. During the six months ended October 31, 2001 the amount transferred from OCI to other income (expense), net, was not material.

    In July 2001, the Financial Accounting Standards Board ("FASB") issued FAS 141 "Business Combinations" and FAS 142 "Goodwill and Other Intangible Assets." FAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangibles assets in a business combination be recognized as assets separate from goodwill. FAS 142 requires ratable amortization of goodwill to be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. FAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of FAS 142 will be effective for fiscal years beginning after December 15, 2001; however the Company has elected to early adopt the provisions of FAS 142 effective May 1, 2001. There were no changes in the carrying amount of goodwill during the period.

    Intangible Assets:

	October 31, 2001
	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Patents	$26,553	$7,196
Non-contractual customer relationships	5,500	1,134
Other	2,575	674

Total	$34,628	$9,004

    Aggregate amortization expense:
    For the six months ended October 31, 2001        $1,370

    Estimated annual amortization expense is $2,160 for each year through April 30, 2006.

    The following table summarizes net income for all periods adjusted to exclude goodwill amortization expense, net of income taxes:

	Three Months Ended October 31,
	2001	2000
	(in thousands except per share amounts)
Net income	$255	$1,204
Add back goodwill amortization	—	173

Adjusted net income	$255	$1,377

Diluted earnings per share:
Reported earnings per share	$.02	$.08
Add back goodwill amortization	—	.01

Adjusted diluted earnings per share	$.02	$.09
	Six Months Ended October 31,
	2001	2000
	(in thousands except per share amounts)
Income before cumulative effect of change in accounting principle, net of tax	$539	$3,904
Add back goodwill amortization	—	334

Adjusted income before cumulative effect of change in accounting principle, net of tax	539	4,238
Adjusted net income	$539	$1,586

Diluted earnings per share:
Reported earnings per share before cumulative effect of change in accounting principle	$.03	$.26
Add back goodwill amortization	—	.02

Adjusted diluted earnings per share before cumulative effect of change in accounting principle	$.03	$.28
Adjusted diluted earnings per share	$.03	$.10

    In June 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations." The statement provides accounting and reporting standards for recognizing obligations related to asset retirement costs associated with the retirement of tangible long-lived assets. Under this statement, legal obligations associated with the retirement of long-lived assets are to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the assets' useful life. Any subsequent changes to the fair value of the liability due to passage of time or changes in the amount or timing of estimated cash flows is recognized as an accretion expense. The Company will be required to adopt this statement no later than May 1, 2003. The Company is currently assessing the impact of this statement on its results of operations, financial position and cash flows.

    In October 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. This statement supercedes FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." However, it retains the fundamental provisions of FAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Impairment of goodwill is not included in the scope of FAS No. 144 and will be treated in accordance with FAS No. 142, Goodwill and Other Intangible Assets." According to FAS No. 144, long-lived assets are to be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing or discontinued operations. The statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of segments of a business. The Company will be required to adopt this statement no later than May 1, 2002. The Company is currently assessing the impact of this statement on its financial position, results of operations and cash flows.

7.  Long-Term Obligations

    During the first quarter of fiscal 2002, the Company signed a $35 million subordinated debt agreement with The John Hancock Life Insurance Company ("Hancock"). The agreement requires semi-annual interest only payments at 13% and two equal principal payments due on April 30, 2007, and April 30, 2008. In addition, the Company issued 859,523 warrants to purchase Flow common stock at $.01 per share to Hancock. The warrants have been valued at $9.3 million and have been recorded as a discount to the carrying value of the Long-Term Obligations in the accompanying Consolidated Balance Sheets and increase to Capital in Excess of Par. The warrants vest immediately and expire on April 30, 2008.

    As of October 31, 2001, the Company amended several covenants and, as a result, maintained compliance with all covenants, as amended.

8.  Reclassifications

    Certain fiscal 2001 amounts have been reclassified to conform with the fiscal 2002 presentation.

FLOW INTERNATIONAL CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Revenues for Flow International Corporation ("Flow" or the "Company") for the three months ended October 31, 2001 were $44.2 million, a decrease of $3.7 million (8%) from the prior year same quarter, primarily due to Fresher Under Pressure revenues declining from $5.0 million to $575,000 for the three months ended October 31, 2000 and 2001, respectively. The primary reason for this decline was the introduction during the second quarter of a new Fresher Under Pressure management team as well as the initiation of a reorganization, including comprehensive product evaluation and a program to focus on specific markets within the food industry. This reorganization, as well as the effects of September 11, 2001, resulted in the temporary delay in food system purchases. In addition, the revenue associated with a customer order was reversed during the quarter due to collectibility issues. UHP Systems revenue increased $647,000 to $43.7 million for the three months ended October 31, 2001 as compared to the prior year same quarter. Revenues for the six months ended October 31, 2001 was $90.8 million, a decrease of $12.1 million (12%), as compared to the prior year period. For the six months ended October 31, 2001, Fresher Under Pressure revenues experienced a decline of 49% to $4.0 million for the six months ended October 31, 2001 as compared to the prior year same period. Excluding Fresher Under Pressure, revenues decreased $8.3 million (9%) for the six months ended October 31, 2001 as compared to the prior year period.

    Geographically, domestic cutting revenues amounted to $20.1 million and $40.2 million for the three and six months ended October 31, 2001, respectively. This represents a decrease of 10% and 12% as compared to the prior year same periods, respectively. This compares with the United States machine cutting tool market as a whole, which decreased 46% and 35% for the three and six months ended September 30, 2001, respectively, as published in the Association for Manufacturing Technology's September 2001 report. The softening economy has caused decreased buying levels in the aerospace and automotive sectors which, combined with the events of September 11, 2001 has impacted domestic cutting revenues.

    Total European revenue rose compared to the prior year, posting increases of $7.5 million (106%) and $6.4 million (33%) for the three and six months ended October 31, 2001, respectively. Revenue amounted to $14.5 million and $25.7 million for the three and six months ended October 31, 2001, respectively, accounting for 33% and 28% of total revenues, respectively. This increase resulted from higher manufacturing activity levels for several new isostatic press orders. Asian revenue, which represented 9% of total revenues, was $4.1 million and $8.1 million for the three and six months ended October 31, 2001, respectively, a decrease of $800,000 (16%) and $2.7 million (25%) as compared to the prior year same periods.

    The Company also segregates its revenues between systems sales and consumables sales. In general, a system sale is comprised of a pump along with the robotics or articulation to move the cutting head, and may also include automation capabilities. Also included in systems sales are Fresher Under Pressure revenues and sales of isostatic and flex form press systems. Consumables represent parts used by the pump and cutting head during operation.

    Systems revenues for the three and six months ended October 31, 2001 were $31.2 million and $65.9 million, respectively, a decrease of $2.0 million (6%) and $8.5 million (11%), respectively, compared to the prior year same periods. Consumables revenues were $13.1 million and $24.9 million for the three and six months ended October 31, 2001, respectively, a $1.7 million (12%) and $3.6 million (13%) decrease, respectively, compared to the prior year same periods.

    The fastest growing market segment is UHP food processing, and is called Fresher Under Pressure. By exposing foods to pressures up to 100,000 pounds per square inch for a short time period,

typically 30 seconds or slightly more, UHP achieves the effects of pasteurization without heat. Not only are spoilage microorganisms destroyed, the process also destroys harmful pathogens such as E. coli, listeria and salmonella, thus increasing shelf life while ensuring a safe, healthy product. Unlike thermal treatment (pasteurization) or other methods such as irradiation, UHP processing does not destroy or alter the nutritional qualities, taste, texture or color of the food. In fact, in many cases, it improves the taste and flavor.

    There are two patented processing techniques used in Fresher Under Pressure. First is a 'continuous flow' process whereby pumpable foods such as juices, salsas, guacamole, liquid eggs and salad dressings are pumped into pressure chambers, pressurized and then pumped into the next stage of the process, such as bottling. This continuous flow process is fully automated and requires just a single operator. The Company anticipates leasing the continuous flow systems, rather than selling them. The leases have a fixed monthly charge, plus a per gallon or per pound usage fee. Lease revenue is recognized monthly based on throughput.

    Second, for non-pumpable foods such as meats, fruits, vegetables and seafood, the Company manufactures a system utilizing a patented large pressure vessel batch system technology. Revenue for the batch systems, in most cases, is recognized on the percentage of completion method. Flow is the only supplier of complete UHP systems to the food industry.

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

    Comparison of gross margin rates is dependent on the mix of sales revenue types, which includes special system, standard system and consumables sales. Gross profit for the three and six months ended October 31, 2001 was $18.6 million and $37.4 million, a decrease of $2.8 million (13%) and $7.2 million (16%) over the prior year same periods, respectively. This decrease in gross margin amounts is a function of decreased revenues during the current fiscal quarter. Gross profit expressed as a percentage of revenues (gross margin) was 42% for the quarter, down from 45% in the comparable prior year quarter. The gross margin rate for the three and six months ended October 31, 2000 includes the benefit of completion of some unusually large and complex projects during that quarter and these projects were completed at a higher than expected gross margin. Excluding this benefit, the gross margin would have been 41% for the three months ended October 31, 2000, thus indicating a gross margin improvement in the current fiscal quarter. For the six months ended October 31, 2001, gross margin declined to 41% from 43% in the comparable prior year period. Excluding the costs discussed above, the current year-to-date gross margin would have remained consistent with the prior year's at 41%. Systems typically carry lower gross margin rates than the Company's consumable parts. Additionally, special systems are generally custom designed and carry lower margins than the Company's standard systems such as the Bengal™, Integrated Flying Bridge™, Husky™, and Waterjet Machining Center™.

    Operating expenses of $15.8 million and $31.7 million decreased $2.0 million (11%) and $3.5 million (10%) for the three and six months ended October 31, 2001, compared to the prior year same periods. This reduction is attributable to the Company's focus on cost reduction, through headcount reduction, facility consolidation and product rationalization. Marketing expenses decreased $200,000 (3%) and $497,000 (3%) for the three and six months ended October 31, 2001 as compared to the prior year same periods. Expressed as a percentage of revenue, marketing expense was 17% for both the three and six months ended October 31, 2001, compared to the prior year periods of 17% and 15%, respectively. Research and engineering expenses decreased $1.0 million (21%) and $1.7 million (18%) for the three and six months ended October 31, 2001 as compared to the prior year same periods. Expressed as a percentage of revenue, research and engineering expenses decreased from 10% and 9% for the three and six months ended October 31, 2000, respectively, to 8% for the current periods. General and administrative expenses decreased $822,000 (16%) and $1.3 million (12%) for the three and six months ended October 31, 2001, as compared to the prior year same periods. Expressed as a percentage of revenue, general and administrative expenses were 10% for the three and six months ended October 31, 2001, compared to the prior year same periods of 11% and 10% respectively.

    Operating income of $2.8 million and $5.7 million decreased $778,000 (22%) and $3.8 million (40%) for the three and six months ended October 31, 2001, respectively, compared to the prior year same periods.

    Current quarter and year-to-date interest expense increased $661,000 (37%) and $953,000 (26%), respectively, versus the prior year same periods due to a higher average debt level associated with Fresher Under Pressure development costs.

    Based upon the expected tax position of the Company for fiscal 2002, taxes for the three and six months ended October 31, 2001 have been provided at 33% of pre-tax income. The increased rate of 33% in fiscal 2002 as compared to the fiscal 2001 rate of 30% is reflective of the projected change in mix of pre-tax income to higher taxing jurisdictions. The income tax rate was lower than the statutory rate in both the current and prior year due primarily to lower foreign tax rates and benefits from the foreign sales corporation.

    The table below summarizes the weighted average shares outstanding for the Company for the three and six months ended October 31, 2001 and 2000:

	Three Months Ended October 31,
	2001	2000
Weighted Average Basic Shares Outstanding	15,236	14,793
Potential Dilutive Common Shares from Employee Stock Options	219	404
Potential Dilutive Common Shares from Warrants	860	—

Weighted Average Diluted Shares Outstanding	16,315	15,197

	Six Months Ended October 31,
	2001	2000
Weighted Average Basic Shares Outstanding	15,204	14,767
Potential Dilutive Common Shares from Employee Stock Options	320	383
Potential Dilutive Common Shares from Warrants	719	—

Weighted Average Diluted Shares Outstanding	16,243	15,150

    The Company recorded second quarter fiscal 2002 net income of $255,000, or $.02 Basic and Diluted earnings per share as compared to $1.2 million, or $.08 Basic and Diluted earnings per share in prior year period. Year-to-date, the Company recorded net income of $539,000, or $.04 per Basic and $.03 per Diluted share versus $1.3 million, or $.08 Basic and Diluted earnings per share in the prior year period.

Business Segment Review

    The UHP Systems sector includes cutting, cleaning and isostatic presses operations, which are focused on providing total solutions for aerospace, automotive, job shop, surface preparation and paper industries. Revenue for the UHP Systems sector for the three and six months ended October 31, 2001 was $43.7 million and $86.9 million, respectively. This represents an increase of $647,000 (2%) and a decrease of $8.3 million (9%) as compared to the respective prior year same periods. Operating income for UHP Systems was $5.2 million and $10.1 million for the second quarter and year-to-date fiscal 2002, respectively, as compared to $5.5 million and $13.5 million in the prior year same periods. Net income was $3.1 million for the three months ended October 31, 2001 and 2000, while six month net income for fiscal 2002 increased $198,000 (4%) to $5.6 million as compared to the prior year period. Diluted earnings per share was $.19 and $.34 for UHP Systems for the three and six months ended October 31, 2001, respectively, as compared to $.21 and $.35 in the prior year same periods.

    The Fresher Under Pressure sector is focused on providing food safety solutions for food producers. Revenue for the Fresher Under Pressure segment was $575,000 and $4.0 million for the three and six months ended October 31, 2001, a decrease of $4.4 million (88%) and $3.8 million (49%), respectively, compared to the prior year same periods. Management has used estimates to determine the allocable costs of the consolidated operations to Fresher Under Pressure results of operations. Based on these estimates, the operating loss for the Fresher Under Pressure sector was $2.5 million and $4.4 million in the second quarter and year-to-date fiscal 2002, respectively, as compared to $1.9 million and $4.1 million in the prior year periods. Diluted loss per share was $(.17) and $(.31) for Fresher Under Pressure for the three and six months ended October 31, 2001, respectively, as compared to a diluted loss per share of $(.13) and $(.27) in the prior year same periods.

Liquidity and Capital Resources

    The Company generated cash of $202,000 from operations during the six months ended October 31, 2001 compared to $3.3 million from operating activities during the six months ended October 31, 2000. At October 31, 2001, the Company had $12.2 million in completed continuous feed Fresher Under Pressure units as well as work in progress and stores inventory. Of this amount, $6.2 million is classified as a long-term asset in property and equipment and equipment held for lease, and the remaining $6.0 million is included in inventory on the Consolidated Balance Sheets. The Company's Credit Agreement and Private Placement require the Company to comply with certain financial covenants. As of October 31, 2001, the Company amended several covenants and, as a result, maintained compliance with all covenants, as amended.

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

    Receivables, net are comprised of trade accounts and unbilled revenues. At October 31, 2001 this receivable balance increased $3.9 million (6%) from April 30, 2001. This change represented a decrease in Trade Accounts Receivable of $12.4 million (25%), offset by an increase in Unbilled Revenues of $16.1 million (111%). Receivables can be negatively impacted by the traditionally longer payment cycle outside the United States, timing of payments on large special system orders and the use of the percentage of completion revenue recognition method on large system projects. The Company's management does not believe these timing issues will present a material adverse impact on the Company's short-term liquidity requirements.

    Inventories at October 31, 2001 decreased $2.3 million (4%) from April 30, 2001 due to reduced sales.

    Management believes available funds will be sufficient to meet operating needs.

New Accounting Pronouncements

    Effective May 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

    The Company uses derivative instruments to manage exposures to foreign currency risks. The Company's objective for holding derivatives is to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures.

    Certain forecasted transactions and assets are exposed to foreign currency risk. The Company monitors its foreign currency exposures regularly to maximize the overall effectiveness of its foreign currency hedge positions. The currency hedged is the Swedish Krona.

    Hedge ineffectiveness, determined in accordance with FAS 133, had no impact on earnings for the three and six months ended October 31, 2001. No fair value hedges or cash flow hedges were derecognized or discontinued for the three and six months ended October 31, 2001.

    Derivative gains and losses included in OCI are reclassified into earnings each period during the duration of the related foreign-currency denominated receivable. During the six months ended October 31, 2001 the amount transferred from OCI to other income (expense), net, was not material.

    In July 2001, the Financial Accounting Standards Board ("FASB") issued FAS 141 "Business Combinations" and FAS 142 "Goodwill and Other Intangible Assets." FAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangibles assets in a business combination be recognized as assets separate from goodwill. FAS 142 requires ratable amortization of goodwill to be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. FAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of FAS 142 will be effective for fiscal years beginning after December 15, 2001; however the Company has elected to early adopt the provisions of FAS 142 effective May 1, 2001. There were no changes in the carrying amount of goodwill during the period.

    In June 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations." The statement provides accounting and reporting standards for recognizing obligations related to asset retirement costs associated with the retirement of tangible long-lived assets. Under this statement, legal obligations associated with the retirement of long-lived assets are to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the assets' useful life. Any subsequent changes to the fair value of the liability due to passage of time or changes in the amount or timing of estimated cash flows is recognized as an accretion expense. The Company will be required to adopt this statement no later than May 1, 2003. The Company is currently assessing the impact of this statement on its results of operations, financial position and cash flows.

    In October 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. This statement supercedes FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." However, it retains the fundamental provisions of FAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Impairment of goodwill is not included in the scope of FAS No. 144 and will be treated in accordance with FAS No. 142, Goodwill and Other Intangible Assets." According to FAS No. 144, long-lived assets are to be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing or discontinued operations. The statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of segments of a business. The Company will be required to adopt this statement no later than May 1, 2002. The Company is currently assessing the impact of this statement on its financial position, results of operations and cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

    There have been no material changes in the Company's market risk during the six months ended October 31, 2001. For additional information, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations as presented in the fiscal 2001 Form 10-K as filed with the SEC.

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

    None

Item 3.  Defaults Upon Senior Securities

    None

Item 4.  Submission of Matters to a Vote of Security Holders

    The Company held its 2001 Annual Meeting of Stockholders on August 29, 2001. At the meeting, three directors, Ron D. Barbaro, Arlen I. Prentice and J. Michael Ribaudo were elected to three-year terms ending with the 2004 Annual Meeting of Stockholders receiving, respectively, 13,502,495, 13,139,474 and 13,430,276 votes in favor with 743,485, 1,106,506 and 815,704 votes withheld, respectively. In addition, a proposal by a stockholder was put forth at the meeting to elect R. Keith Long to the Board of Directors. Mr. Long received 281,222 votes in favor with 13,964,758 votes withheld.

Item 5.  Other Information

    None

Item 6.  Exhibits and Reports on Form 8-K

  (a)
  Exhibits—None

  (b)
  Reports on Form 8-K—The Company filed a Form 8-K dated September 11, 2001 announcing the appointment of a Chief Financial Officer for Fresher Under Pressure and the replacement of the Company's Chief Financial Officer.

FLOW INTERNATIONAL CORPORATION

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOW INTERNATIONAL CORPORATION

Date: December 13, 2001	/s/ RONALD W. TARRANT Ronald W. Tarrant Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: December 13, 2001	/s/ MICHAEL O'BRIEN Michael O'Brien Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

QuickLinks

FLOW INTERNATIONAL CORPORATION INDEX
FLOW INTERNATIONAL CORPORATION CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)
FLOW INTERNATIONAL CORPORATION CONSOLIDATED STATEMENTS OF INCOME (unaudited; in thousands, except per share data)
FLOW INTERNATIONAL CORPORATION CONSOLIDATED STATEMENTS OF INCOME (unaudited; in thousands, except per share data)
FLOW INTERNATIONAL CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited; in thousands)
FLOW INTERNATIONAL CORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited, in thousands)
FLOW INTERNATIONAL CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For the Six Months Ended October 31, 2001 (unaudited)
FLOW INTERNATIONAL CORPORATION MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  PART II—OTHER INFORMATION
FLOW INTERNATIONAL CORPORATION SIGNATURES