Form 10-Q
period 2002-01-31
FLOW INTERNATIONAL CORP
filed 2002-03-15
CIK 713002

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 0-12448

FLOW INTERNATIONAL CORPORATION

WASHINGTON (State or other jurisdiction of incorporation or organization)	91-1104842 (I.R.S. Employer Identification No.)
23500 - 64th Avenue South Kent, Washington 98032 (253) 850-3500

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐.

        The number of shares outstanding of common stock, as of February 25, 2002: 15,264,122 shares.

FLOW INTERNATIONAL CORPORATION

INDEX

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	January 31, 2002	April 30, 2001
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$7,596	$6,808
Receivables, Net	68,396	63,104
Inventories	52,614	56,800
Deferred Income Taxes	1,654	1,882
Other Current Assets	10,981	8,607

Total Current Assets	141,241	137,201
Equipment Held for Lease, Net	6,184	5,438
Property and Equipment, Net	16,529	15,935
Intangible Assets, Net of Accumulated Amortization of $8,511 and $7,802, respectively	13,205	13,913
Goodwill	22,221	22,592
Deferred Income Taxes	3,188	3,173
Other Assets	15,613	10,617

	$218,181	$208,869

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes Payable	$4,410	$3,929
Current Portion of Long-Term Obligations	3,596	4,535
Accounts Payable	11,163	15,242
Accrued Payroll and Related Liabilities	4,501	6,422
Other Accrued Taxes	1,097	722
Deferred Revenue	3,641	3,843
Other Accrued Liabilities	16,212	11,410

Total Current Liabilities	44,620	46,103
Long-Term Obligations	88,564	85,652
Customer Deposits	7,674	7,411

Total Liabilities	140,858	139,166
Minority Interest	2,273	2,040
Stockholders' Equity:
Series A 8% Convertible Preferred Stock—$.01 par value, 1,000,000 shares authorized, none issued
Common Stock—$.01 par value, 20,000,000 shares authorized, 15,264,122 shares outstanding at January 31, 2002 15,103,078 shares outstanding at April 30, 2001	153	151
Capital in Excess of Par	54,834	44,115
Retained Earnings	37,190	36,899
Accumulated Other Comprehensive Loss	(17,127)	(13,502)

Total Stockholders' Equity	75,050	67,663

	$218,181	$208,869

See Accompanying Notes to Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in Thousands, Except Per Share Data)

	Three Months Ended January 31,
	2002	2001
Revenues	$41,483	$50,351
Cost of Sales	23,831	29,734

Gross Profit	17,652	20,617

Expenses:
Marketing	8,036	8,422
Research and Engineering	3,966	4,438
General and Administrative	4,072	5,206

	16,074	18,066

Operating Income	1,578	2,551
Interest Expense, Net	(2,203)	(1,853)
Other (Expense) Income, Net	(128)	106

(Loss) Income Before Provision for Income Taxes	(753)	804
(Benefit) Provision for Income Taxes	(248)	241

Net (Loss) Income	$(505)	$563

(Loss) Earnings Per Share
Basic:
Net (Loss) Income	$(.03)	$.04

Diluted:
Net (Loss) Income	$(.03)	$.04

See Accompanying Notes to Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in Thousands, Except Per Share Data)

	Nine Months Ended January 31,
	2002	2001
Revenues	$132,323	$153,319
Cost of Sales	77,308	88,139

Gross Profit	55,015	65,180

Expenses:
Marketing	23,280	24,163
Research and Engineering	11,573	13,735
General and Administrative	12,536	15,317

	47,389	53,215

Operating Income	7,626	11,965
Interest Expense, Net	(6,761)	(5,458)
Other Expense, Net	(430)	(126)

Income Before Provision for Income Taxes	435	6,381
Provision for Income Taxes	144	1,914

Income Before Cumulative Effect of Change in Accounting Principle	291	4,467
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	(2,652)

Net Income	$291	$1,815

Earnings Per Share
Basic:
Income Before Cumulative Effect of Change in Accounting Principle	$.02	$.30
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	(.18)

Net Income	$.02	$.12

Diluted:
Income Before Cumulative Effect of Change in Accounting Principle	$.02	$.30
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	(.18)

Net Income	$.02	$.12

See Accompanying Notes to Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in Thousands)

	Nine Months Ended January 31,
	2002	2001
Cash Flows from Operating Activities:
Net Income	$291	$1,815
Adjustments to Reconcile Net Income to Cash Used in Operating Activities:
Cumulative Effect of Change in Accounting Principle	—	2,652
Depreciation and Amortization	4,968	6,099
Other Non-Cash Items	1,972	778
Increase in Assets	(8,324)	(11,217)
Decrease in Liabilities	(1,327)	(3,948)

Cash Used in Operating Activities	(2,420)	(3,821)

Cash Flows from Investing Activities:
Expenditures for Property and Equipment	(6,812)	(4,816)
Other	697	—

Cash Used by Investing Activities	(6,115)	(4,816)

Cash Flows from Financing Activities:
(Repayments) Borrowings under Line of Credit Agreements, Net	(15,846)	10,708
Payments of Long-Term Obligations	(7,760)	(1,279)
Proceeds from Long-Term Obligations	25,723	—
Proceeds from Issuance of Warrants	9,277	—
Proceeds from Issuance of Common Stock	1,307	401

Cash Provided by Financing Activities	12,701	9,830

Effect of Changes in Exchange Rates	(3,378)	(3,483)

Increase (Decrease) in Cash and Cash Equivalents	788	(2,290)
Cash and Cash Equivalents at Beginning of Period	6,808	6,383

Cash and Cash Equivalents at End of Period	$7,596	$4,093

See Accompanying Notes to Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(Unaudited, in Thousands)

	Three Months Ended January 31,
	2002	2001
Net (Loss) Income	$(505)	$563
Other Comprehensive Income:
Unrealized Gain (Loss) on Equity Securities Available for Sale, Net of Tax	190	(7)
Unrealized Gain on Cash Flow Hedges, Net of Tax	1,045	—
Cumulative Translation Adjustment	85	1,393

Comprehensive Income	$815	$1,949

	Nine Months Ended January 31,
	2002	2001
Net Income	$291	$1,815
Other Comprehensive Loss:
Unrealized Gain (Loss) on Equity Securities Available for Sale, Net of Tax	153	(92)
Unrealized Loss on Cash Flow Hedges, Net of Tax	(400)	—
Cumulative Translation Adjustment	(3,378)	(3,483)

Comprehensive Loss	$(3,334)	$(1,760)

See Accompanying Notes to Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended January 31, 2002

(Unaudited)

1.    Basis of Presentation

        In the opinion of the management of Flow International Corporation ("the Company"), the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the financial position, results of operations and cash flows of the Company. These interim financial statements do not include all information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, and should be read in conjunction with the April 30, 2001 consolidated financial statements included in the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K. The Company adopted Staff Accounting Bulletin 101 ("SAB 101") during the third quarter of fiscal 2001. Accordingly, the results of operations for the three and nine months ended January 31, 2001 have been restated. Operating results for the three and nine months ended January 31, 2002 may not be indicative of future results.

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

        The table below summarizes the weighted average shares outstanding for the Company for the three and nine months ended January 31, 2002 and 2001:

	Three Months Ended January 31,
	2002	2001
	(In Thousands)
Weighted Average Basic Shares Outstanding	15,254	14,811
Potentially Dilutive Common Shares from Employee Stock Options	—	368
Potentially Dilutive Common Shares from Warrants	—	—

Weighted Average Diluted Shares Outstanding	15,254	15,179

        The impact of 258,000 shares from employee stock options as well as 860,000 shares from warrants has been excluded from shares outstanding for the three months ended January 31, 2002 due to their anti-dilutive nature. For the quarter ended January 31, 2001, there were no anti-dilutive shares.

	Nine Months Ended January 31,
	2002	2001
	(In Thousands)
Weighted Average Basic Shares Outstanding	15,221	14,775
Potentially Dilutive Common Shares from Employee Stock Options	297	344
Potentially Dilutive Common Shares from Warrants	766	—

Weighted Average Diluted Shares Outstanding	16,284	15,119

3.    Segment Information

        Based upon a change in reporting structure, the Company is now comprised of two reportable segments, Ultrahigh Pressure Systems (UHP Systems) and Fresher Under Pressure®, as opposed to one segment previously. The UHP Systems sector includes cutting, cleaning and isostatic press operations, which are focused on providing total solutions for aerospace, automotive, job shop, surface preparation and paper industries. The Fresher Under Pressure sector is focused on providing food technology solutions for food producers. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in Form 10-K. Segment operating results are measured based on operating income (loss). Comparative information for the new operating segments has been presented.

        A summary of operations by reportable segment is as follows:

	Three Months Ended January 31,
	2002	2001
	(In Thousands)
Revenues
UHP Systems	$38,504	$47,905
Fresher Under Pressure	2,979	2,446

	$41,483	$50,351

Operating Income (Loss)
UHP Systems	$3,357	$6,190
Fresher Under Pressure	(1,779)	(3,639)

	$1,578	$2,551

	Nine Months Ended January 31,
	2002	2001
	(In Thousands)
Revenues
UHP Systems	$125,369	$143,109
Fresher Under Pressure	6,954	10,210

	$132,323	$153,319

Operating Income (Loss)
UHP Systems	$13,868	$19,734
Fresher Under Pressure	(6,242)	(7,769)

	$7,626	$11,965

4.    Receivables, net

        Receivables consist of the following:

	January 31, 2002	April 30, 2001
	(In Thousands)
Trade Accounts Receivable	$33,982	$49,415
Unbilled Revenues	35,107	14,555

	69,089	63,970
Less: Allowance for Doubtful Accounts	(693)	(866)

	$68,396	$63,104

5.    Inventories

        Inventories consist of the following:

	January 31, 2002	April 30, 2001
	(In Thousands)
Raw Materials and Parts	$23,157	$25,230
Work in Process	12,217	17,393
Finished Goods	17,240	14,177

	$52,614	$56,800

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

        The Company uses derivative instruments to manage exposures to foreign currency risks. The Company's objective for holding derivatives is to minimize foreign currency fluctuation risks using the most effective methods to eliminate or reduce the impacts of these exposures. The Company does not enter into speculative hedges.

        Certain forecasted transactions and assets are exposed to foreign currency risk. The Company monitors its foreign currency exposures regularly to maximize the overall effectiveness of its foreign currency hedge positions. The currency hedged is the Swedish Crown. As of January 31, 2002, the Company has $555,000 of unrealized losses on foreign currency cash flow hedges. The financial impact of these hedges is expected to be realized into earnings over the next twelve months when the associated transactions are recorded as revenue. The actual amounts realized will vary based on future changes in foreign currency rates.

        Hedge ineffectiveness, determined in accordance with FAS 133, had no impact on earnings for the three and nine months ended January 31, 2002. No fair value hedges or cash flow hedges were derecognized or discontinued for the three and nine months ended January 31, 2002.

        Derivative gains and losses included in OCI are reclassified into earnings each period as the related transactions are recognized into earnings. During the nine months ended January 31, 2002 the amount transferred from OCI to other income (expense), net, was not significant.

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("FAS 141"), "Business Combinations" and Statement of Financial Accounting Standards No. 142 ("FAS 142"), "Goodwill and Other Intangible Assets." FAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangibles in a business combination be recognized as assets separate from goodwill. FAS 142 requires ratable amortization of goodwill to be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. FAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of FAS 142 were effective for fiscal years beginning after December 15, 2001; however the Company elected to early adopt the provisions of FAS 142 effective May 1, 2001.

        In November 2001, the Emerging Issues Task Force of the Financial Accounting Standards Board (EITF) issued Topic No. D-100 ("Topic D-100"), "Clarification of Paragraph 61(b) of FASB Statement No.141 and Paragraph 49(b) of FASB Statement No. 142" which provides guidance on the reporting and amortization of goodwill and other intangible assets acquired in a business combination. Topic D-100 clarifies that an entity should not reclassify from goodwill any intangible assets it had not identified and measured at fair value in the initial recording of a business combination prior to July 1, 2001 and subsequently accounted for separately from goodwill. Flow adopted FAS 141 and FAS 142 in its fiscal quarter ended July 31, 2001. In connection with the adoption of FAS 141 and FAS 142 and prior to the issuance of Topic D-100, the Company had analyzed its previous business combinations before July 1, 2001. This analysis resulted in the reclassification of all identifiable intangibles previously included with goodwill to identified intangibles as of May 1, 2001 and the subsequent amortization of these intangibles even though certain identifiable intangibles had not previously been accounted for separately from goodwill. The effect of applying the interpretative guidance in Topic D-100 is a reduction of amortization expense which is a component of General & Administrative Expenses in each of the first two quarters in fiscal year 2002.

        The Company has discussed this reclassification with the Staff of the Securities and Exchange Commission. They agree that this change in accounting treatment is necessary to comply with the guidance in Topic D-100 even though the July 31, 2001 and the October 31, 2001 Forms 10-Q were prepared based on the appropriate guidance available at those times.

        The following table shows the effects of the change in guidance for the two previous reporting periods during fiscal year 2002:

	First Quarter Ended July 31, 2001		Second Quarter Ended October 31, 2001
	As Previously Reported	Revised	As Previously Reported	Revised
	(In Thousands, Except Per Share Amounts)
Operating Income	$2,883	$3,086	$2,781	$2,962
Net Income	$284	$420	$255	$376
Amounts per Diluted Share:
Operating Income	$.18	$.19	$.17	$.18
Net Income	$.02	$.03	$.02	$.02

        Intangible assets consist of the following:

	January 31, 2002
	Gross Carrying Amount	Accumulated Amortization
	(In Thousands)
Patents	$21,716	$8,511
Aggregate amortization expense:
For the nine months ended January 31, 2002	$709

        Estimated annual amortization expense is $950,000 for each year through April 30, 2006.

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("FAS 143"), "Accounting for Asset Retirement Obligations." This statement provides accounting and reporting standards for recognizing obligations related to asset retirement costs associated with the retirement of tangible long-lived assets. Under this statement, legal obligations associated with the retirement of long-lived assets are to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset's useful life. Any subsequent changes to the fair value of the liability due to passage of time or changes in the amount or timing of estimated cash flows is recognized as an accretion expense. The Company will be required to adopt this statement no later than May 1, 2003. The Company is currently assessing the impact of this statement on its financial position, results of operations and cash flows.

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("FAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. This statement supercedes FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." However, it retains the fundamental provisions of FAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Impairment of goodwill is not included in the scope of FAS 144 and will be treated in accordance with FAS 142. According to FAS 144, long-lived assets are to be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing or discontinued operations. The statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of segments of a business. The Company will be required to adopt this statement no later than May 1, 2002. The Company is currently assessing the impact of this statement on its financial position, results of operations and cash flows.

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

        As of January 31, 2002, the Company is in compliance with all previously amended covenants. Covenant requirements include compliance with minimum tangible net worth values, funded debt ratios and debt to net worth ratios as well as minimum debt coverage ratios.

8.    Reclassifications

        Certain fiscal 2001 amounts have been reclassified to conform with the fiscal 2002 presentation.

FLOW INTERNATIONAL CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Revenues for Flow International Corporation ("Flow" or the "Company") for the three months ended January 31, 2002 were $41.5 million, a decrease of $8.9 million (18%) from the prior year same quarter, primarily due to a decline in Ultrahigh Pressure ("UHP") systems business. UHP Systems revenue decreased $9.4 million to $38.5 million for the three months ended January 31, 2002 as compared to the prior year same quarter while Fresher Under Pressure® revenues posted an increase of $533,000 to $3.0 million for the same periods. Revenue for the nine months ended January 31, 2002 was $132.3 million, a decrease of $21.0 million (14%), as compared to the prior year period. For the nine months ended January 31, 2002, Ultrahigh Pressure and Fresher Under Pressure revenues experienced a decline of 12% to $125.3 million and 32% to $7.0 million, respectively, as compared to the prior year same period.

        Geographically, domestic cutting revenues amounted to $21.1 million and $71.8 million for the three and nine months ended January 31, 2002, respectively. This represents a decrease of 22% and 12% as compared to the prior year same periods, respectively. This compares with the United States machine cutting tool market as a whole, which decreased 44% and 35% for the three and nine months ended December 31, 2001, respectively, as published in the Association for Manufacturing Technology's December 2001 report. The softening economy has caused decreased buying levels in the aerospace and automotive sectors which, combined with the events of September 11, 2001, has impacted domestic cutting revenues.

        Total European revenue rose compared to the prior year, posting increases of $1.5 million (12%) and $7.9 million (25%) for the three and nine months ended January 31, 2002, respectively. Revenue amounted to $13.5 million and $39.2 million for the three and nine months ended January 31, 2002, respectively, accounting for 33% and 30% of total revenues, respectively. This increase resulted from higher manufacturing activity levels for several new isostatic press orders. Asian revenue was $3.7 million and $11.8 million for the three and nine months ended January 31, 2002, respectively, an increase of $831,000 (29%) and a decrease of $1.9 million (14%) as compared to the prior year same periods. As a percentage of revenue, Asia accounted for 9% for both the three and nine months ended January 31, 2002.

        The Company also segregates its revenues between systems sales and consumables sales. In general, a system sale is comprised of a pump along with the robotics or articulation to move the cutting head, and may also include automation capabilities. Also included in systems sales are Fresher Under Pressure revenues and sales of isostatic and flexform press systems. Consumables represent parts used by the pump and cutting head during operation. Systems revenues for the three and nine months ended January 31, 2002 were $30.8 million and $96.8 million, respectively, a decrease of $6.3 million (17%) and $14.8 million (13%), respectively, compared to the prior year same periods. Consumables revenues were $10.6 million and $35.6 million for the three and nine months ended January 31, 2002, respectively, a $2.6 million (20%) and $6.2 million (15%) decrease, respectively, compared to the prior year same periods.

        The newest UHP market opportunity is UHP food processing, using the Company's Fresher Under Pressure technology. By exposing foods to pressures up to 100,000 pounds per square inch for a short time period, typically 30 seconds to slightly more than two minutes, UHP achieves the effects of pasteurization without heat. Not only are spoilage microorganisms destroyed, the process also destroys harmful pathogens such as E. coli, listeria and salmonella, thus increasing shelf life while ensuring a safe, healthy product. Unlike thermal treatment (pasteurization) or other methods such as irradiation, UHP processing does not destroy or alter the nutritional qualities, taste, texture or color of the food. In fact, in many cases, it improves the taste and flavor.

        There are two patented processing techniques used in Fresher Under Pressure. First is a "continuous flow' process whereby pumpable foods such as juices, salsas, guacamole, liquid eggs and salad dressings are pumped into pressure chambers, pressurized and then pumped into the next stage of the process, such as bottling. This continuous flow process is fully automated and requires just a single operator. The Company anticipates leasing the continuous flow systems, rather than selling them. The leases have a fixed monthly charge, plus a per gallon or per pound usage fee. Lease revenue is recognized monthly based on throughput and is currently less than ten percent of revenues.

        Second, for solid foods such as meats, fruits, vegetables and seafood, the Company manufactures a system utilizing a patented large pressure vessel batch system technology. Revenue for the batch systems, in most cases, is recognized on the percentage of completion method. Flow is the only supplier of complete UHP systems to the food industry.

        The largest emerging market for UHP technology is the ready-to-eat processed industry. The USA produces in excess of 20 billion pounds of ready-to-eat meats annually and the industry is experiencing increased regulatory and consumer pressure to reduce risks associated with listeria monocytogenes. Management expects to capture a significant portion of this market with its post-packaging UHP process.

        Comparison of gross margin rates is dependent on the mix of sales revenue types, which includes special system, standard system and consumables sales. Gross profit for the three and nine months ended January 31, 2002 was $17.7 million and $55.0 million, a decrease of $3.0 million (14%) and $10.2 million (16%) over the prior year same periods, respectively. This decrease in gross margin dollar amounts is a function of decreased revenues during the current fiscal quarter. Gross profit expressed as a percentage of revenues (gross margin) was 43% for the quarter, up from 41% in the comparable prior year quarter, due to cost control measures. For the nine months ended January 31, 2002, gross margin decreased slightly to 42% from 43% from the comparable prior year period. Systems typically carry lower gross margin rates than the Company's consumable parts. Additionally, special systems are generally custom designed and carry lower margins than the Company's standard systems such as the Bengal™, Integrated Flying Bridge™, Husky™, and Waterjet Machining Center™.

        Operating expenses of $16.1 million and $47.4 million decreased $2.0 million (11%) and $5.8 million (11%) for the three and nine months ended January 31, 2002, compared to the prior year same periods. This reduction is attributable to the Company's continuing focus on cost reduction, through headcount reduction, facility consolidation and product rationalization, as well as the result of the discontinuation of intangible asset amortization. Marketing expenses decreased $386,000 (5%) and $883,000 (4%) for the three and nine months ended January 31, 2002 as compared to the prior year same periods. Expressed as a percentage of revenue, marketing expense was 19% and 18% for the three and nine months ended January 31, 2002, compared to the prior year periods of 17% and 16%, respectively. Research and engineering expenses decreased $472,000 (11%) and $2.2 million (16%) for the three and nine months ended January 31, 2002 as compared to the prior year same periods. Expressed as a percentage of revenue, research and engineering expenses were 10% and 9% for the three and nine months ended January 31, 2002, compared to both prior year periods of 9%. General and administrative expenses decreased $1.1 million (22%) and $2.8 million (18%) for the three and nine months ended January 31, 2002, as compared to the prior year same periods. A significant portion of the decrease is attributable to the revisions made to the accounting for amortization of intangibles per Note 6 in the Notes to Condensed Consolidated Financial Statements which reduced the three and nine months ended January 31, 2002 expenses by $582,000 and $1.7 million, respectively. Expressed as a percentage of revenue, general and administrative expenses were 10% and 9% for the three and nine months ended January 31, 2002, compared to both prior year same periods of 10%, respectively.

        Operating income of $1.6 million and $7.6 million decreased $1.0 million (38%) and $4.3 million (36%) for the three and nine months ended January 31, 2002, respectively, compared to the prior year same periods.

        Current quarter and year-to-date net interest expense increased $350,000 (19%) and $1.3 million (24%), respectively, versus the prior year same periods due to a higher average debt level associated with Fresher Under Pressure development costs.

        Based upon the expected tax position of the Company for fiscal 2002, taxes for the three and nine months ended January 31, 2002 have been provided at 33% of pre-tax income. The increased rate of

33% in fiscal 2002 as compared to the fiscal 2001 rate of 30% is reflective of the projected change in mix of pre-tax income to higher taxing jurisdictions. The income tax rate was lower than the statutory rate in both the current and prior year due primarily to lower foreign tax rates and benefits from the foreign sales corporation.

        The Company recorded a net loss in the third quarter of fiscal 2002 of $505,000, or $.03 basic and diluted loss per share as compared to net income of $563,000, or $.04 basic and diluted earnings per share in prior year period. Year-to-date, the Company recorded net income of $291,000, or $.02 per basic and diluted share versus $1.8 million, or $.12 basic and diluted earnings per share in the prior year period.

Business Segment Review

        The UHP Systems sector includes cutting, cleaning and isostatic press operations, which are focused on providing total solutions for aerospace, automotive, job shop, surface preparation and paper industries. Revenue for the UHP Systems sector for the three and nine months ended January 31, 2002 was $38.5 million and $125.3 million, respectively. This represents a decrease of $9.4 million (20%) and a decrease of $17.7 million (12%) as compared to the respective prior year same periods due to the softened economy. Operating income for UHP Systems was $3.4 million and $13.9 million for the third quarter and year-to-date fiscal 2002, respectively, as compared to $6.2 million and $19.7 million in the prior year same periods. Net income was $1.9 million and $4.1 million for the three months ended January 31, 2002 and 2001, respectively, while nine month net income for fiscal 2002 decreased $1.8 million (19%) to $7.8 million as compared to the prior year period. Diluted earnings per share was $.12 and $.48 for UHP Systems for the three and nine months ended January 31, 2002, respectively, as compared to $.27 and $.63 in the prior year same periods.

        The Fresher Under Pressure sector is focused on providing food safety solutions for food producers. Revenue for the Fresher Under Pressure segment was $3.0 million and $7.0 million for the three and nine months ended January 31, 2002, an increase of $533,000 (22%) and a decrease of $3.3 million (32%), respectively, compared to the prior year same periods. The primary reason for the year-to-date decline is the introduction during the second quarter of a new Fresher Under Pressure management team as well as the initiation of a reorganization, including comprehensive product evaluation and a program to focus on specific markets within the food industry. Management has used estimates to determine the allocable costs of the consolidated operations to Fresher Under Pressure results of operations. Based on these estimates, the operating loss for the Fresher Under Pressure sector was $1.8 million and $6.2 million in the second quarter and year-to-date fiscal 2002, respectively, as compared to $3.6 million and $7.8 million in the prior year periods. Diluted loss per share was $.15 and $.46 for Fresher Under Pressure for the three and nine months ended January 31, 2002, respectively, as compared to a diluted loss per share of $.23 and $.51 in the prior year same periods.

Liquidity and Capital Resources

        The Company used cash in operations of $2.4 million during the nine months ended January 31, 2002 compared to $3.8 million during the nine months ended January 31, 2001. At January 31, 2002, the Company had $12.4 million in completed continuous feed Fresher Under Pressure units as well as work in progress and stores inventory. Of this amount, $7.1 million is classified as a long-term asset in equipment held for lease and property and equipment and the remaining $5.3 million is included in inventory on the Consolidated Balance Sheets. The Company's Credit Agreement and Private Placement require the Company to comply with certain previously amended financial covenants. As of January 31, 2002, the Company was in compliance with all covenants. Covenant requirements include compliance with minimum tangible net worth values, funded debt ratios and debt to net worth ratios as well as minimum debt coverage ratios.

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

        Receivables, net are comprised of trade accounts and unbilled revenues. At January 31, 2002 this receivable balance increased $5.3 million (8%) from April 30, 2001. This change represented a decrease in Trade Accounts Receivable of $15.4 million (31%), offset by an increase in Unbilled Revenues of $20.6 million (141%). Receivables can be negatively impacted by the traditionally longer payment cycle outside the United States and the timing of billings and payments on large special system orders. The Company's management does not believe these timing issues will present a material adverse impact on the Company's short-term liquidity requirements.

        Inventories at January 31, 2002 decreased $4.2 million (7%) from April 30, 2001 due to concentrated efforts on inventory management to mitigate reduced sales.

        Management believes available funds will be sufficient to meet operating needs.

New Accounting Pronouncements

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("FAS 143"), "Accounting for Asset Retirement Obligations." The statement provides accounting and reporting standards for recognizing obligations related to asset retirement costs associated with the retirement of tangible long-lived assets. Under this statement, legal obligations associated with the retirement of long-lived assets are to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset's useful life. Any subsequent changes to the fair value of the liability due to passage of time or changes in the amount or timing of estimated cash flows is recognized as an accretion expense. The Company will be required to adopt this statement no later than May 1, 2003. The Company is currently assessing the impact of this statement on its financial position, results of operations and cash flows.

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("FAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. This statement supersedes FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." However, it retains the fundamental provisions of FAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Impairment of goodwill is not included in the scope of FAS No. 144 and will be treated in accordance with FAS No. 142, Goodwill and Other Intangible Assets." According to FAS No. 144, long-lived assets are to be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing or discontinued operations. The statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of segments of a business. The Company will be required to adopt this statement no later than May 1, 2002. The Company is currently assessing the impact of this statement on its financial position, results of operations and cash flows.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        There have been no material changes in the Company's market risk during the nine months ended January 31, 2002. For additional information, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations as presented in the fiscal 2001 Form 10-K as filed with the SEC.

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

        None

Item 5.    Other Information

        None

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits—None

  (b)
  Reports on Form 8-K—The Company filed a Form 8-K dated January 23, 2002 discussing revisions to prior quarter income statement figures resulting from new interpretations of Statement of Financial Accounting Standards No. 142 ("FAS 142"), "Goodwill and Other Intangible Assets".

FLOW INTERNATIONAL CORPORATION

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOW INTERNATIONAL CORPORATION
Date: March 14, 2002	/s/ RONALD W. TARRANT Ronald W. Tarrant Chairman, President and Chief Executive Officer (Principal Executive Officer)
Date: March 14, 2002	/s/ MICHAEL R. O'BRIEN Michael R. O'Brien Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

QuickLinks

FLOW INTERNATIONAL CORPORATION INDEX
FLOW INTERNATIONAL CORPORATION CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share Amounts)
FLOW INTERNATIONAL CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited; in Thousands, Except Per Share Data)
FLOW INTERNATIONAL CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited; in Thousands, Except Per Share Data)
FLOW INTERNATIONAL CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited; in Thousands)
FLOW INTERNATIONAL CORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS (Unaudited, in Thousands)
FLOW INTERNATIONAL CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For the Nine Months Ended January 31, 2002 (Unaudited)
FLOW INTERNATIONAL CORPORATION MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES