Form 10-K/A
period 2001-04-30
FLOW INTERNATIONAL CORP
filed 2002-06-05
CIK 713002

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(AMENDMENT NO. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 0-12448

FLOW INTERNATIONAL CORPORATION

WASHINGTON	91-1104842
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of the voting stock held by non affiliates of the registrant based upon the closing price reported by the National Association of Securities Dealers' Automated Quotation System ("NASDAQ") as of May 24, 2002 was $149,830,000. The number of shares of common stock outstanding as of May 24, 2002 was 15,281,759 shares.

Documents Incorporated By Reference

Part I:	None
Part II:	None
Part III:	All Items—See Registrant's definitive proxy statement which involves the election of directors and which was filed with the Commission within 120 days after the close of the fiscal year.
Item 10	Directors and Executive Officers of the Registrant
Item 11	Executive Compensation
Item 12	Security Ownership of Certain Beneficial Owners and Management
Item 13	Certain Relationships and Related Transactions
Part IV:	None
Item 14	Exhibits, Financial Statement schedules, and Reports on Form 8-K

EXPLANATORY NOTE: This Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended April 30, 2001, which was filed with the Securities and Exchange Commission on July 27, 2001, is filed to reflect the impact on operating income of adverse developments in an acquired contract as further described in Note 2 to the consolidated financial statements. Items in the Form 10-K affected by the restatement and amended by this filing are:

Part II:
Item 6	Selected Financial Data
Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations Pages 13-16
Item 8	Financial Statements and Supplementary Data The consolidated financial statements appearing on pages 21-26 and Notes 1, 2, 3, 4, 11, 12, 16, and 17 thereto
Part IV:
Item 14	Exhibits, Financial Statement schedules, and Reports on Form 8-K Exhibit 23.1 Exhibit 27.1

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

        The Company has also developed a food safety technology trademarked "Fresher Under Pressure". By exposing foods to pressures from 50,000 psi to over 100,000 psi for a short time, typically 30 seconds to slightly more than 2 minutes, UHP achieves the effects of pasteurization without heat. Not only are spoilage microorganisms destroyed, the process also destroys harmful pathogens such as E. coli, listeria and salmonella, thus increasing shelf life while ensuring a safe, healthy product. Unlike thermal treatment (pasteurization) or irradiation, UHP technology does not destroy or alter the nutritional qualities, taste, texture and color of the food. The Company can UHP process both pumpable and non-pumpable foods. For pumpable foods, Flow utilizes a patented technology which features a "continuous flow' concept whereby pumpable foods such as juices, salsas, guacamole, liquid eggs and salad dressings are pumped into the pressure chambers, pressurized and then pumped into the next stage of the process, such as bottling and packaging. This continuous flow process is fully automated and requires just a single operator. For non-pumpable foods, such as meats, seafood, vegetables and fruits, the Company utilizes its patented large wire-wound pressure vessel batch technology.    Flow is the world leader in both the continuous feed and batch UHP food processing technology. Revenues associated with this technology were $14.7 million during fiscal 2001, a more than doubling of the $7.2 million recognized in fiscal 2000.

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

Products and Services

        The Company provides UHP systems and related products and services to target markets across a wide variety of industries. The Company divides its revenues into three primary categories of product; 'UHP Systems', 'Consumable Parts and Services' and 'Fresher Under Pressure Food Systems'.

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

        The Company's cutting and cleaning products are considered productivity enhancing tools and can be cost justified over traditional methods. The Company's sales will be affected by worldwide economic changes, however the Company should continue to gain market share in the machine cutting tool market even in "down' economies due to the cost savings and productivity enhancements generated by waterjet technology.

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

Foreign and Domestic Operations

        See Note 17 of Notes to Consolidated Financial Statements for information regarding foreign and domestic operations.

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

Item 3. Legal Proceedings

        The Company is party to various legal actions incident to the normal operation of its business, none of which is believed to be material to the financial position and results of operations of the Company. See Notes 1 and 15 of Notes to Consolidated Financial Statements for a description of the Company's product liability claims.

Item 4. Submission of Matters to a Vote of Security Holders

        None

PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters.

        See page 10

Item 6. Selected Financial Data.

        See page 11

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        See pages 12 through 17

Item 7a. Quantitative and Qualitative Disclosures About Market Risk.

        See page 18

Item 8. Financial Statements and Supplementary Data.

        See pages 20 through 45

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

        There were 1,016 shareholders of record as of May 24, 2002.

        The Company has not paid dividends to common shareholders in the past. The Board of Directors intends to retain future earnings to finance development and expansion of the Company's business and does not expect to declare dividends to common shareholders in the near future.

Item 6. Selected Financial Data

	Year Ended April 30,
	2001(1)	2000(1)	1999	1998(2)	1997(2)
	(restated)	(restated)
	(In thousands, except per share amounts)
Income Statement Data:
Revenue	$207,193	$195,556	$149,297	$159,482	$168,193
Income Before Cumulative Effect of Change in Principle	5,161	4,656	6,722	4,803	725
Net Income	2,509	4,656	6,722	4,803	725
Basic Earnings Per Share Before Change in Accounting Principle	0.35	0.32	0.46	0.33	0.05
Basic Earnings Per Share	0.17	0.32	0.46	0.33	0.05
Diluted Earnings Per Share Before Change in Accounting Principle	0.34	0.31	0.45	0.32	0.05
Diluted Earnings Per Share	0.17	0.31	0.45	0.32	0.05
Balance Sheet Data:
Working Capital	$91,750	$88,260	$79,993	$59,863	$68,126
Total Assets	206,944	194,639	179,152	121,181	133,466
Short-Term Debt	8,464	9,216	4,604	6,905	1,730
Long-Term Obligations	85,652	70,397	64,614	32,076	53,569
Shareholders' Equity	66,390	64,975	64,022	61,195	56,753

(1)
As described in Note 2 to the consolidated financial statements, the Company has revised its consolidated financial statements for the years ended April 30, 2001 and 2000 to include a $2.7 million charge to operations in fiscal 2000 of certain losses relating to an acquired contract that had been capitalized in goodwill. While the Company incurred the $2.7 million in additional costs to fulfill this contract, it has now been determined that such amounts should have been reflected in fiscal 2000 operating results when the losses were estimable.

(2)
These years included the results of operations and related restructuring provisions associated with certain business units disposed of during fiscal 1998.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

        The Company provides ultrahigh-pressure ("UHP") systems and related products and services to a wide variety of industries. Waterjet cutting is recognized as a better alternative to traditional cutting methods such as lasers, saws or plasma. It is faster, has greater versatility in the types of products it can cut and eliminates the need for secondary processing operations. The Company divides its UHP revenues into three primary categories of product, 'UHP Systems', 'Consumable Parts and Services' and 'Fresher Under Pressure Food Systems':

CONSOLIDATED REVENUES BY MAJOR PRODUCT CATEGORIES

	Year Ended April 30,
	2001	%	2000	%	1999	%
	(In thousands)
UHP Systems	$138,433	67	$132,697	68	$95,135	64
Consumable Parts and Services	54,085	26	55,708	28	54,162	36
Fresher Under Pressure Food Systems	14,675	7	7,151	4

Total Revenues	$207,193	100	$195,556	100	$149,297	100

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

        During fiscal 2001 the Company adopted Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Under SAB 101, revenue recognition is delayed until after installation of the Company's standard UHP systems. Prior to SAB 101 adoption, the Company recognized revenue for standard systems upon shipment. Standard systems sales represent approximately one third of the Company's consolidated revenues. The remaining consolidated revenue represents either consumable parts sales for which revenue is recognized upon shipment, or special systems for which revenue is recognized under the percentage of completion method. The impact of the SAB 101 adoption as described in Note 3 to the consolidated financial statements was not significant to consolidated current year revenues.

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

        Fiscal 2001 revenues included $14.7 million related to food safety or "Fresher Under Pressure", a doubling of the $7.2 million recognized in fiscal 2000. By exposing foods to pressures from 50,000 psi to over 100,000 psi for a short time, typically 30 seconds to slightly more than 2 minutes, UHP achieves the effects of pasteurization without heat. Not only are spoilage microorganisms destroyed, the process also destroys harmful pathogens such as E. coli, listeria, and salmonella, thus increasing shelf life while ensuring a safe, healthy product. Unlike thermal treatment (pasteurization), UHP technology does not destroy or alter the nutritional qualities, taste, texture and color of the food. The Company can UHP process both pumpable and non-pumpable foods. For pumpable foods, Flow utilizes a technology which features a "continuous flow' concept whereby pumpable foods such as juice, salsas, guacamole, liquid eggs and salad dressings are pumped into the pressure chambers, pressurized and then pumped into the next stage of the process, such as bottling. This continuous flow process is fully automated and requires just a single operator. For non-pumpable foods, such as meats, seafood, vegetables and fruits, the Company utilizes its patented large wire-wound pressure vessel batch technology. This makes Flow the only supplier of complete UHP systems to the food industry. The Company anticipates leasing the continuous flow systems and selling the batch systems. The leases have a fixed monthly charge plus a per gallon or per pound usage fee. Lease revenue is recognized monthly based on throughput. Revenue for the batch systems is recognized on the percentage of completion method. Management anticipates Fresher Under Pressure revenues will double each year for the next several years.

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

        Gross profit for the year ended April 30, 2001 increased $9.9 million (13%). Gross profit expressed as a percentage of revenue was 41% in fiscal 2001 as compared to 39% in fiscal 2000. The prior year includes a $2.7 million charge associated with a Pressure Systems' loss contract. Excluding this impact, the gross margin percent in fiscal 2000 was 40%. In general, gross margin rates on systems sales are less than 45% and on consumables sales are in excess of 50%. On average, standard systems carry higher margins than the custom engineered systems, which include the isostatic pressure vessels manufactured by Pressure Systems. As such, the gross margin percentage varies depending on the revenue mix between systems, both standard and special, and consumables sales. Systems sales, including Fresher Under Pressure, represented 74% of fiscal 2001 revenues, up from 72% in the prior year, and consumables sales represented 26% of fiscal 2001 revenues, down from 28% in the prior year. The increase in current year gross margin was a function of the shift in revenue towards a greater percentage of standard system sales, as isostatic press systems revenues decreased.

        Operating expenses increased $8.3 million (13%) as compared to the prior year. Expressed as a percentage of revenues, total operating expenses increased to 34% in fiscal 2001 from 32% in fiscal 2000. Marketing expenses of $33 million increased $4 million (14%) as compared to the prior year, and expressed as a percentage of revenues, increased to 16% from 15% in the prior year. The current year increase includes expenses associated with additional Fresher Under Pressure marketing activity, as well as the IMTS trade show which is held every two years. Research and engineering expenses in fiscal 2001 increased $3.5 million (24%) to $18.2 million as compared to the prior year. As a percentage of revenues, research and engineering expenses were 9% in fiscal 2001 as compared to 8% in fiscal 2000. Approximately one half of this increase is continued development of the Fresher Under Pressure technology and the other half is advancement of the waterjet cutting technology. Management will continue to aggressively pursue technological advances through increased research and engineering spending to maintain the Company's technological superiority. General and administrative expenses of $19.7 million increased $824,000 (4%) for the year as compared to the prior year. Expressed as a percentage of revenues however, general and administrative expenses were comparable to the prior year at 10%.

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

        The effect of the adoption of SAB 101 during fiscal 2001 is shown as a cumulative effect of change in accounting principle, net of tax. Included in the consolidated results of operations is the performance of the Fresher Under Pressure technology, and the performance of the non-food business, cutting, cleaning and isostatic presses. Management has used estimates to determine the allocable costs of the consolidated operations to the Fresher Under Pressure results of operations. Based on these estimates, Fresher Under Pressure lost $9.4 million or $.62 per share in fiscal 2001 and the non-food operations generated net income of $11.9 million or $.79 per share. On a consolidated basis, the Company recorded fiscal 2001 net income of $2.5 million, or $.17 Basic and $.17 Diluted earnings per share as compared to $4.7 million, or $.32 Basic and $.31 Diluted earnings per share in fiscal 2000

Fiscal 2000 Compared to Fiscal 1999

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

        Gross profit for the year ended April 30, 2000 increased $10.9 million (17%). Gross profit expressed as a percentage of revenue was 39% in fiscal 2000 as compared to 44% in fiscal 1999. Fiscal 2000 includes a $2.7 million charge to Cost of Sales associated with a Pressure Systems' loss contract. This contract had been executed by Pressure Systems prior to their acquisition by Flow in March 1999 and included operating parameters never before achieved. These additional costs were incurred to fulfill the contract. Excluding this charge, the gross margin recorded for fiscal 2000 amounted to 40%. The gross margin percentage varies depending on the revenue mix between systems, both standard and special, and consumables sales. Systems sales represented 72% of fiscal 2000 revenues, up from 64% in the prior year, and consumables sales represented 28% of fiscal 2000 revenues, down from 36% in the prior year. The decrease in the current year gross margin percent was a function of the shift in revenue towards a greater percentage of systems sales, the inclusion of the isostatic press systems in fiscal 2000 and the effect of the loss contract.

        Excluding Pressure Systems and Flow Robotic Systems, operating expenses increased $395,000 (1%) as compared to the prior year. Expressed as a percentage of revenues, total operating expenses decreased to 32% in fiscal 2000 from 35% in fiscal 1999. Marketing expenses of $29 million increased $4.2 million (17%) as compared to the prior year, and expressed as a percentage of revenues, decreased to 15% from 17% in the prior year. Research and engineering expenses in fiscal 2000 increased $2.3 million (18%) to $14.7 million as compared to the prior year. As a percentage of revenues, research and engineering expenses were 8% in both fiscal 2000 and fiscal 1999. General and administrative expenses of $18.9 million increased $4.0 million (27%) for the year as compared to the prior year. Expressed as a percentage of revenues however, general and administrative expenses were comparable to the prior year at 10%.

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

        The Company recorded fiscal 2000 net income of $4.7 million, or $.32 Basic and $.31 Diluted earnings per share as compared to $6.7 million, or $.46 Basic and $.45 Diluted earnings per share in fiscal 1999.

Liquidity and Capital Resources

        The Company used $5.6 million in cash from operations during fiscal 2001 as compared to providing $1.7 million in fiscal 2000. The Fresher Under Pressure business accounted for the cash usage from operations. At April 30, 2001, the Company had $22.7 million in inventory and fixed assets associated with Fresher Under Pressure, compared to $14.4 million last year, an increase in assets of $8.3 million. Total debt at April 30, 2001 was $94.1 million, an increase of $14.5 million (18%) from April 30, 2000. Subsequent to April 30, 2001, the Company signed and funded a $35 million subordinated debt agreement with The John Hancock Life Insurance Company ("Hancock"). The agreement requires semi-annual interest only payments of 13% and two equal principal payments due on April 30, 2007 and April 30, 2008. In addition, the Company issued to Hancock warrants for 859,523 shares of Flow common stock exercisable at $.01 per share. Management believes that the available credit facilities and working capital generated by operations will provide sufficient resources to meet its operating and capital requirements for the next 12 months. The Company's Credit Agreement and private placement require the Company to comply with certain financial covenants. The covenants were amended as a result of the Hancock subordinated debt issuance. As of April 30, 2001, the Company was in compliance with all such covenants, as amended.

        See Note 10 of Notes to Consolidated Financial Statements for a schedule of long-term debt maturities. Long-term debt obligations are expected to be met from working capital provided by operations and, as necessary, by other indebtedness.

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

        The Company has adopted SAB 101. As described in Note 3 to the consolidated financial statements, SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC and outlines the criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Under SAB 101, revenue recognition is delayed until after installation of the Company's standard systems. Prior to SAB 101 adoption, the Company recognized revenue for standard systems upon shipment. Standard systems sales represent approximately one third of the Company's consolidated revenues. The remaining consolidated revenue represents either consumable parts sales for which revenue is recognized upon shipment, or special systems for which revenue is recognized under the percentage of completion method. Revenues from equipment on lease are recognized as rental income in the period earned.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk:

        Market risk exists in the Company's financial instruments related to an increase in interest rates, adverse changes in foreign exchange rates relative to the U.S. dollar, as well as financial risk management and derivatives. These exposures are related to the daily operations of the Company.

        Interest Rate Exposure—At April 30, 2001, the Company had $94.1 million in interest bearing debt. Of this amount, $13.2 million was fixed rate debt with interest rates ranging from 4.75% to 7.25% per annum. The remaining debt of $80.9 million was variable with $50 million of this total bearing a rate of LIBOR + 3% or 7.43% at April 30, 2001. The majority of the remaining floating rate debt was at prime, 7.5%. See Note 10 to the Consolidated Financial Statements for additional contractual information on the Company's debt obligations. Market risk is estimated as the potential for interest rates to increase 10% on the variable rate debt. A 10% increase in interest rates would result in an approximate additional annual charge to the Company's pretax profits and cash flow of $600,000. At April 30, 2001 the Company had no derivative instruments to offset the risk of interest rate changes. The Company may choose to use derivative instruments, such as interest rate swaps, to manage the risk associated with interest rate changes.

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

/s/ MICHAEL R. O'BRIEN Michael R. O'Brien Chief Financial Officer

Item 8. Financial Statements and Supplementary Data

        The following consolidated financial statements are filed as a part of this report:

Index to Consolidated Financial Statements	Page in This Report
Report of Independent Accountants	21
Consolidated Balance Sheets at April 30, 2001 and 2000	22
Consolidated Statements of Income for each of the three years in the period ended April 30, 2001	23
Consolidated Statements of Cash Flows for each of the three years in the period ended April 30, 2001	24-25
Consolidated Statements of Shareholders' Equity for each of the three years in the period ended April 30, 2001	26
Notes to Consolidated Financial Statements	27-44
Financial Statement Schedule
Schedule VIII Valuation and Qualifying Accounts	45

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

As described in Note 2 to the consolidated financial statements, the Company has revised its consolidated financial statements for the years ended April 30, 2001 and 2000 with respect to a $2.7 million charge to operations in fiscal 2000 related to certain losses on an acquired contract that had previously been capitalized in goodwill.

As described in Note 3 to the consolidated financial statements, effective May 1, 2000, the Company changed its method of recognizing revenue for certain transactions.

/s/ PricewaterhouseCoopers LLP

Seattle, Washington
June 5, 2001, except for Note 2, as to which the date is May 31, 2002

FLOW INTERNATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	April 30,
	2001	2000
	(restated)	(restated)
ASSETS:
Current Assets:
Cash	$6,808	$6,383
Receivables, net	63,104	72,052
Inventories, net	56,800	44,909
Deferred Income Taxes	1,882	1,900
Other Current Assets	8,607	5,963

Total Current Assets	137,201	131,207
Property and Equipment, net	15,935	16,406
Equipment Held for Lease, net	5,438	4,618
Intangible Assets, net of accumulated amortization of $11,953 and $10,130, respectively	34,580	36,962
Deferred Income Taxes	3,173	572
Other Assets	10,617	4,874

	$206,944	$194,639

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Notes Payable	$3,929	$5,290
Current Portion of Long-Term Obligations	4,535	3,926
Accounts Payable	15,242	15,648
Accrued Payroll and Related Liabilities	6,422	5,948
Other Accrued Taxes	722	523
Deferred Revenue	3,843	2,476
Other Accrued Liabilities	10,758	9,136

Total Current Liabilities	45,451	42,947
Long-Term Obligations, net of Current Portion	85,652	70,397
Customer Prepayments	7,411	14,483
Commitments and Contingencies (Note 15)
Minority Interest	2,040	1,837
Shareholders' Equity:
Series A 8% Convertible Preferred Stock—$.01 par value, 1,000,000 shares authorized, none issued
Common Stock—$.01 par value, 20,000,000 shares authorized, 15,103,078 shares outstanding at April 30, 2001 14,736,081 shares outstanding at April 30, 2000	151	147
Capital in Excess of Par	44,115	41,041
Retained Earnings	35,202	32,693
Accumulated Other Comprehensive Loss	(13,078)	(8,906)

Total Shareholders' Equity	66,390	64,975

	$206,944	$194,639

The accompanying notes are an integral part of these consolidated financial statements.

FLOW INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended April 30,
	2001		2000		1999
	(restated)		(restated)
Revenue		$207,193		$195,556		$149,297
Cost of Sales		121,215		119,438		84,066

Gross Profit		85,978		76,118		65,231

Expenses:
Marketing		33,022		28,998		24,847
Research and Engineering		18,172		14,684		12,396
General and Administrative		19,749		18,925		14,888

		70,943		62,607		52,131

Operating Income		15,035		13,511		13,100
Interest Expense, net		(7,047)		(4,998)		(3,177)
Other Expense, net		(613)		(2,047)		(587)

Income Before Provision for Income Taxes		7,375		6,466		9,336
Provision for Income Taxes		2,214		1,810		2,614

Income Before Cumulative Effect of Change in Accounting Principle		5,161		4,656		6,722
Cumulative Effect of Change in Accounting Principle, Net of Tax		(2,652)		—		—

Net Income		$2,509		$4,656		$6,722

Earnings Per Share
Basic
Income Before Cumulative Effect of Change in Accounting Principle		$.35		$.32		$.46
Cumulative Effect of Change in Accounting Principle, Net of Tax		(.18)		—		—

Net Income	$	..17	$	..32	$	..46

Diluted
Income Before Cumulative Effect of Change in Accounting Principle		$.34		$.31		$.45
Cumulative Effect of Change in Accounting Principle, Net of Tax		(.17)		—		—

Net Income	$	..17	$	..31	$	..45

The accompanying notes are an integral part of these consolidated financial statements.

FLOW INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended April 30,
	2001	2000	1999
	(restated)	(restated)
Cash Flows from Operating Activities:
Net Income	$2,509	$4,656	$6,722
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Cumulative Effect of Change in Accounting Principle	2,652	—	—
Depreciation and Amortization	7,765	7,114	4,882
Deferred Income Taxes	(2,106)	290	1,327
Minority Interest	203	723	56
Provision for losses on trade accounts receivable	576	469	373
Provision for slow moving and obsolete inventory	371	387	365
Tax effect of exercised stock options	461	145	218
Stock Compensation	245	319
(Increase) Decrease in Operating Assets and Liabilities, net of effects of business combinations:
Receivables	(1,284)	(14,691)	(4,201)
Inventories	(6,624)	3,127	(5,072)
Other Current Assets	(2,644)	(1,041)	3,798
Accounts Payable	(406)	(3,795)	4,423
Accrued Payroll and Related Liabilities	474	(853)	1,168
Deferred Revenue	1,367	(412)	2,786
Customer Prepayments	(7,072)	5,552	1,009
Other Accrued Liabilities	2,002	(1,448)	(14,668)
Other Long-Term Assets	(4,092)	1,171	(304)

Cash (used) provided by operating activities	(5,603)	1,713	2,882

Cash Flows from Investing Activities:
Expenditures for property and equipment	(5,778)	(6,569)	(8,200)
Payment for business combinations, net of cash acquired		(4,499)	(13,564)
Other	(1,013)	(151)	(44)

Cash used by investing activities	(6,791)	(11,219)	(21,808)
Cash Flows from Financing Activities:
Borrowings under line of credit agreements, net	16,451	13,337	33,594
Payments of long-term obligations	(1,948)	(3,953)	(3,357)
Common stock repurchased			(3,266)
Proceeds from issuance of common stock	2,372	317	948

Cash provided by financing activities	16,875	9,701	27,919

Effect of exchange rate changes	(4,056)	(4,215)	(1,596)

Increase (decrease) in cash and cash equivalents	425	(4,020)	7,397
Cash and cash equivalents at beginning of period	6,383	10,403	3,006

Cash and cash equivalents at end of period	$6,808	$6,383	$10,403

	(restated)	(restated)
Supplemental disclosures of cash flow information
Cash paid during the year for
Interest	$6,906	$4,844	$3,175
Income Taxes	3,080	1,882	569
Supplemental schedule of non-cash investing and financing activities
Business Combinations
Fair value of assets acquired (Note 4)	—	$6,039	$43,703
Net Cash paid, stock issued and notes assumed for assets acquired	—	(4,499)	(13,564)

Liabilities assumed	—	$1,540	$30,139

The accompanying notes are an integral part of these consolidated financial statements.

FLOW INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

	Common Stock
					Accumulated Other Comprehensive Loss
	Shares	Par Value	Capital In Excess of Par	Retained Earnings		Total Shareholders' Equity
				(restated)	(restated)	(restated)
Balances, April 30, 1998	14,847	$148	$39,925	$23,749	$(2,627)	$61,195
Components of Comprehensive Income:
Net Income				6,722		6,722
Unrealized Loss on Equity Securities Available for Sale, Net of Tax					(199)	(199)
Cumulative Translation Adjustment					(1,596)	(1,596)

Total Comprehensive Income						4,927

Exercise of Stock Options	155	2	946			948
Repurchase of Common Stock	(336)	(3)	(829)	(2,434)		(3,266)
Other			218			218

Balances, April 30, 1999	14,666	147	40,260	28,037	(4,422)	$64,022
Components of Comprehensive Income:
Net Income				4,656		4,656
Unrealized Loss on Equity Securities Available for Sale, Net of Tax					(269)	(269)
Cumulative Translation Adjustment					(4,215)	(4,215)

Total Comprehensive Income						172

Exercise of Stock Options	70		317			317
Other			464			464

Balances, April 30, 2000	14,736	147	41,041	32,693	(8,906)	$64,975
Components of Comprehensive Income:
Net Income				2,509		2,509
Unrealized Loss on Equity Securities Available for Sale, Net of Tax					(116)	(116)
Cumulative Translation Adjustment					(4,056)	(4,056)

Total Comprehensive Loss						(1,663)

Exercise of Stock Options	367	4	2,368			2,372
Other			706			706

Balances, April 30, 2001	15,103	$151	$44,115	$35,202	$(13,078)	$66,390

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

Revenue Recognition

        Revenues are recognized in accordance with Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," for standard UHP systems. Prior to SAB 101 adoption, the Company recognized revenue for standard systems upon shipment (Note 3). For consumables and products that do not require installation, revenues are recognized at the time of shipment. For non-standard and long lead time systems, as well as the Fresher Under Pressure technology, revenues are recognized on the percentage of completion, measured by the cost to cost method. Revenues from equipment on lease are recognized as rental income in the period earned.

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

Fair Value of Financial Instruments

        The carrying amount of all financial instruments on the balance sheet as of April 30, 2001 and 2000 approximates fair value with the exception of the Company's investment in Phenix Composites, Incorporated ("Phenix") (see Note 6). The carrying value of long-term obligations and notes payable approximates fair value because interest rates reflect current market conditions or are based on discounted cash flow analyses. The carrying value of the Company's investment in common stock of

Western Garnet International Ltd. ("Western Garnet") is at fair value based on the current market price of the common stock.

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

        The following table sets forth the computation of Basic and Diluted earnings per share for the years ended April 30, 2001, 2000 and 1999:

	Year Ended April 30,
	2001		2000		1999
	(restated)		(restated)
Numerator:
Net income		$2,509		$4,656		$6,722

Denominator:
Denominator for basic earnings per share—weighted average shares		14,828		14,716		14,730
Dilutive potential common shares from employee stock options		281		411		329

Denominator for diluted earnings per share—weighted average shares and assumed conversions		15,109		15,127		15,059

Basic earnings per share	$	..17	$	..32	$	..46
Diluted earnings per share	$	..17	$	..31	$	..45

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

Note 2—Restatement:

        The Company is restating its fiscal 2001 and 2000 financial statements to include a $2.7 million charge to operations in fiscal 2000 of certain losses relating to an acquired contract that had been capitalized in goodwill. While the Company incurred the $2.7 million in additional costs to fulfill this contract, it has now been determined that such amounts should have been reflected in fiscal 2000 operating results when the losses were estimable.

        The Company is revising its fiscal 2000 and 2001 consolidated financial statements to reverse the addition to goodwill and include the additional costs in costs of sales in fiscal 2000, reverse the amortization on such goodwill in fiscal 2000 and 2001, and reflect the changes in the provision for income taxes and accumulated other comprehensive loss.

        The following items in the Consolidated Statements of Income and Consolidated Balance Sheets have been restated as follows:

	Year ended April 30, 2001		Year ended April 30, 2000
	As previously reported	Restated	As previously reported	Restated
	(in thousands)
Statement of income
Cost of goods sold			$116,728	$119,438
General and administrative	$19,929	$19,749	19,106	18,925
Earnings before income taxes	7,195	7,375	8,995	6,466
Income tax expense	2,158	2,214	2,518	1,810
Net income	2,385	2,509	6,477	4,656
Earnings per share:
Basic	.16	.17	.44	.32
Diluted	.16	.17	.43	.31
Balance sheet
Intangible assets, net	$36,505	$34,580	$39,364	$36,962
Other accrued liabilities	11,410	10,758	9,844	9,136
Retained earnings	36,899	35,202	34,514	32,693
Accumulated other comprehensive loss	(13,502)	(13,078)	(9,033)	(8,906)
Total assets	208,869	206,944	197,041	194,639
Total liabilities and minority interest	141,206	140,554	130,372	129,664
Total shareholders' equity	67,663	66,390	66,669	64,975

Note 3—SAB 101 "Revenue Recognition" Implementation:

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

        The following table shows the effects of the change in policy for the first two interim periods during fiscal year 2001:

	First Quarter Ended July 31, 2000				Second Quarter Ended October 31, 2000
	As Previously Reported		As Restated		As Previously Reported*		As Restated
Revenues		$50,427		$58,792		$48,682		$44,176
Gross Margin		21,419		23,163		22,206		21,400
Income Before Cumulative Effect of Change in Accounting Principle		1,510		2,731		1,800		1,235
Cumulative Effect of Change In Accounting Principle, net of tax		—		(2,652)		—		—

Net Income		$1,510		$79		$1,800		$1,235

Amounts Per Diluted Share:
Income Before Cumulative Effect of Change in Accounting Principle		$.10		$.18		$.12		$.08
Cumulative Effect of Change In Accounting Principle, net of tax		—		(.17)		—		—

Net Income	$	..10	$	..01	$	..12	$	..08

*
Includes impact of revision as discussed in Note 2.

Note 4—Business Combinations:

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

        Except as reported in Note 5, unaudited pro forma results are not presented as they are not materially different from the results reported in the Consolidated Financial Statements.

Note 5—Pro Forma Financial Information (Unaudited):

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

Note 6—Related Party Transactions:

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

Note 7—Receivables:

        Receivables consist of the following:

	April 30,
	2001	2000
Trade Accounts Receivable	$49,415	$44,200
Unbilled Revenues	14,555	28,751

	63,970	72,951
Less: Allowance for Doubtful Accounts	(866)	(899)

	$63,104	$72,052

Note 8—Inventories:

        Inventories consist of the following:

	April 30,
	2001	2000
Raw Materials and Parts	$27,134	$28,828
Work in Process	17,393	7,501
Finished Goods	14,177	10,483

	58,704	46,812
Less: Provision for Slow-Moving and Obsolete Inventory	(1,904)	(1,903)

	$56,800	$44,909

Note 9—Property and Equipment, and Equipment Held for Lease:

        Property and Equipment are as follows:

	April 30,
	2001	2000
Land and Buildings	$300	$300
Machinery and Equipment	29,156	28,880
Furniture and Fixtures	2,881	2,644
Leasehold Improvements	8,004	8,269
Construction in Progress	4,640	2,988

	44,981	43,081
Less:
Accumulated Depreciation and Amortization	(29,046)	(26,675)

	$15,935	$16,406

        Equipment Held for Lease is as follows:

	April 30,
	2001	2000
Equipment Held for Lease	5,958	4,826
Less:
Accumulated Depreciation and Amortization	(520)	(208)

	$5,438	$4,618

        For the years ended April 30, 2001, 2000 and 1999, the Company capitalized interest of $385,000, $371,000 and $0, respectively.

Note 10—Long-Term Obligations and Notes Payable:

        Long-term obligations are as follows:

	April 30,
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

Note 11—Income Taxes:

        The components of consolidated income before income taxes and the provision for income taxes are as follows:

	Year Ended April 30,
	2001	2000	1999
	(restated)	(restated)
Income Before Income Taxes:
Domestic	$2,365	$540	$5,753
Foreign	5,010	5,926	3,583

Total	$7,375	$6,466	$9,336

        The provision (benefit) for income taxes comprises:

	Year Ended April 30,
	2001	2000	1999
	(restated)	(restated)
Current:
Domestic	$1,154	$137	$443
State and Local	339	96	255
Foreign	2,827	1,287	589

Total	4,320	1,520	1,287
Deferred	(2,106)	290	1,327

Total	$2,214	$1,810	$2,614

        Net deferred tax assets (liabilities) comprise the following:

	April 30, 2001	April 30, 2000
Current:
Accounts receivable allowances	$156	$148
Inventory capitalization	223	169
Obsolete inventory	388	295
Vacation accrual	377	350
Net operating loss carryover	117	117
Business tax credits	219	219
Foreign tax credits	75	148
AMT credits	168	168
All other	234	434

Subtotal	1,957	2,048
Valuation allowance	(75)	(148)

Total Current Deferred Taxes	1,882	1,900
Long-term:
Fixed assets	580	354
Net operating loss carryover	2,133	1,061
State and foreign taxes	(566)	(995)
AMT credits	511	496
Unrealized loss	477	—
All other	656	(46)

Subtotal	3,791	870
Valuation allowance	(618)	(298)

Total Long-Term Deferred Taxes	3,173	572
Total Net Deferred Taxes	$5,055	$2,472

        A reconciliation of income taxes at the federal statutory rate to the provision for income taxes is as follows:

	Year Ended April 30,
	2001	2000	1999
Income taxes at federal statutory rate	34.0%	34.0%	34.0%
Foreign sales corporation benefit	(3.0)	(2.5)	(2.6)
Foreign tax rate differences	(4.4)	(5.6)	(0.4)
Change in valuation allowances	3.4	(10.5)	(4.5)
Changes to net operating losses	(5.1)	9.1	(0.4)
State and local tax rate differences	3.1	0.7	1.8
Non deductible meals	1.5	1.1	1.1
Other	0.5	1.7	(1.0)

Income tax provision	30.0%	28.0%	28.0%

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

Note 12—Stock Options:

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

	Year Ended April 30:
	2001	2000	1999
	(restated)	(restated)
Net Income:
As reported	$2,509	$4,656	$6,722
Pro forma	$17	$2,122	$5,034
Earnings Per Share—Basic:
As reported	$0.17	$0.32	$0.46
Pro forma	$0.00	$0.14	$0.34
Earnings Per Share—Diluted:
As reported	$0.17	$0.31	$0.45
Pro forma	$0.00	$0.14	$0.33

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

        The following table summarizes information about stock options outstanding at April 30, 2001:

Range of Exercise Prices	Number Outstanding at April 30, 2001	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at April 30, 2001	Weighted-Average Exercise Price
$1.25—$4.99	30,000	0.49 years	$3.44	30,000	$3.44
$5.00—$7.99	397,400	2.29 years	5.94	397,400	5.94
$8.00—$12.25	2,498,926	6.51 years	10.02	1,496,836	9.71

Total:	2,926,326	5.89 years	$9.40	1,924,236	$8.85

        The following table rolls forward the stock option activity for the years ended April 30:

	2001		2000		1999
	Shares	Weighted - Average Exercise Price	Shares	Weighted - Average Exercise Price	Shares	Weighted - Average Exercise Price
Outstanding—beginning of year	2,856,083	$8.75	2,069,794	$8.10	1,903,593	$7.64
Granted during the year:	595,690	10.94	892,202	9.89	380,100	9.59
Exercised during the year:	(366,847)	6.47	(70,530)	4.48	(155,242)	6.12
Forfeited during the year:	(158,600)	10.08	(35,383)	9.94	(58,657)	8.07

Outstanding, end of year	2,926,326	$9.40	2,856,083	$8.75	2,069,794	$8.10
Exercisable, end of year	1,924,236	$8.85	1,953,549	$8.23	1,463,794	$7.39
Weighted Average fair value of options granted during each period:		$5.77		$6.16		$4.26

Note 13—Voluntary Pension and Salary Deferral Plan:

        The Company has a 401(k) savings plan in which employees may contribute a percentage of their compensation. The Company makes contributions based on employee contributions and length of employee service. Company contributions and expenses under the plan for the years ended April 30, 2001, 2000, and 1999 were $826,000, $758,000, and $753,000, respectively.

Note 14—Preferred Share Rights Purchase Plan:

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

Note 15—Commitments and Contingencies:

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

Note 16—Selected Quarterly Financial Data (unaudited):

        As described in Note 2, the Company revised its consolidated financial statements for the years ended April 30, 2001 and 2000 with respect to a $2.7 million charge to operations in fiscal 2000 related to certain losses on an acquired contract that had previously been capitalized in goodwill.

        The following tables reflect the unaudited quarterly data as restated and as previously reported.

Fiscal 2001 Quarters (restated)	First	Second	Third	Fourth	Total
Revenue	$58,792	$44,176	$50,351	$53,874	$207,193
Gross Profit	23,163	21,400	20,617	20,798	85,978
Net Income	79	1,235	594	601	2,509
Earnings Per share:
Basic	.01	.08	.04	.04	.17
Diluted	.01	.08	.04	.04	.17
Fiscal 2000 Quarters (restated)	First	Second	Third	Fourth	Total
Revenue	$41,572	$46,821	$51,198	$55,965	$195,556
Gross Profit	17,134	17,750	19,603	21,631	76,118
Net Income	1,300	904	991	1,461	4,656
Earnings Per share:
Basic	.09	.06	.07	.10	.32
Diluted *	.09	.06	.07	.10	.31
Fiscal 2001 Quarters (as previously reported)	First	Second	Third	Fourth	Total
Revenue	$58,792	$44,176	$50,351	$53,874	$207,193
Gross Profit	23,163	21,400	20,617	20,798	85,978
Net Income	48	1,204	563	570	2,385
Earnings Per share:
Basic	.00	.08	.04	.04	.16
Diluted	.00	.08	.04	.04	.16
Fiscal 2000 Quarters (as previously reported)	First	Second	Third	Fourth	Total
Revenue	$41,572	$46,821	$51,198	$55,965	$195,556
Gross Profit	17,134	18,575	20,328	22,791	78,828
Net Income	1,300	1,462	1,463	2,252	6,477
Earnings Per share:
Basic	.09	.10	.10	.15	.44
Diluted *	.09	.10	.10	.15	.43

*
The total of the four quarters does not equal the year due to rounding

Note 17—Foreign Operations:

	United States	Europe	Asia	Other Foreign	Adjustments & Eliminations	Consolidated
Fiscal 2001
Revenues:
Customers(1)	$125,095	$43,508	$18,588	$20,002	$—	$207,193
Inter-area(2)	25,861	21,908	2,388	1,102	(51,259)

Total revenues	$150,956	$65,416	$20,976	$21,104	$(51,259)	$207,193
Long-Lived Assets (restated)	$32,312	$24,237	$1,236	$8,598		$66,383
Fiscal 2000
Revenues:
Customers(1)	$102,603	$54,626	$16,490	$21,837	$—	$195,556
Inter-area(2)	23,128	21,797	1,187	1,622	(47,734)

Total revenues	$125,731	$76,423	$17,677	$23,459	$(47,734)	$195,556
Long-Lived Assets (restated)	$26,719	$26,202	$1,793	$9,187		$63,901
Fiscal 1999
Revenues:
Customers(1)	$75,146	$42,534	$14,877	$16,740	$—	$149,297
Inter-area(2)	22,917	—	1,793	1,441	(26,151)

Total revenues	$98,063	$42,534	$16,670	$18,181	$(26,151)	$149,297
Long-Lived Assets	$21,095	$26,120	$1,870	$8,855		$57,940

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
10.5
Amended and Restated Credit agreement amount Flow International Corporation, as borrower, Bank of America National Trust and Savings Association d/b/a SeaFirst Bank and U.S. Bank, National Association, as lenders, and Bank of America National Trust and Savings Association d/b/a SeaFirst Bank as agent for lenders dated December 29, 2000. (Incorporated by reference to Exhibit 10.5 to the registrant's Annual Report on Form 10-K for the year ended April 30, 2001.)
10.6
Amendment Number One to Amended and Restated Credit Agreement dated February 28, 2001 among Bank of America, N.A., U.S. Bank National Association, Keybank National Association, Bank of America, N.A., as agent for the lenders, and Flow International Corporation. (Incorporated by reference to Exhibit 10.6 to the registrant's Annual Report on Form 10-K for the year ended April 30, 2001.)
10.7
Amendment Number Two to Amended and Restated Credit Agreement dated May 30, 2001 among Bank of America, N.A., U.S. Bank National Association, Keybank National Association, Bank of America, N.A., as agent for the lenders, and Flow International Corporation. (Incorporated by reference to Exhibit 10.7 to the registrant's Annual Report on Form 10-K for the year ended April 30, 2001.)
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
10.11
Amendment to Note Purchase Agreement dated as of January 1, 2001 between Flow International Corporation and Connecticut General Life Insurance Company and Life Insurance Company of North America. (Incorporated by reference to Exhibit 10.11 to the registrant's Annual Report on Form 10-K for the year ended April 30, 2001.)
10.12
Fourth Amendment to Note Purchase Agreement dated as of April 30, 2001 between Flow International Corporation and Connecticut General Life Insurance Company and Life Insurance Company of North America. (Incorporated by reference to Exhibit 10.12 to the registrant's Annual Report on Form 10-K for the year ended April 30, 2001.)
10.13	Note Purchase Agreement dated as of April 30, 2001. (Incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K dated June 12, 2001.)
10.14	Form of Change in Control Agreement. (Incorporated by reference to Exhibit 10.17 to the registrant's Annual Report on Form 10-K for the year ended April 30, 1996.)

21.1	Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21.1 to the registrant's Annual Report on Form 10-K for the year ended April 30, 2001.)
23.1	Consent of Independent Accountants
27.1	Financial Data Schedule

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOW INTERNATIONAL CORPORATION
June 5, 2002
/s/ RONALD W. TARRANT Ronald W. Tarrant Chairman, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on this 5th day of June, 2002

Signature	Title
/s/ RONALD W. TARRANT Ronald W. Tarrant	Chairman, President and Chief Executive Officer (Principal Executive Officer)
/s/ MICHAEL R. O'BRIEN Michael R. O'Brien	Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)
/s/ RONALD D. BARBARO Ronald D. Barbaro	Director
/s/ DANIEL J. EVANS Daniel J. Evans	Director
/s/ KATHRYN L. MUNRO Kathryn L. Munro	Director
/s/ ARLEN I. PRENTICE Arlen I. Prentice	Director
/s/ J. MICHAEL RIBAUDO J. Michael Ribaudo	Director
/s/ KENNETH M. ROBERTS Kenneth M. Roberts	Director

/s/ SANDRA F. ROREM Sandra F. Rorem	Director
/s/ DEAN D. THORNTON Dean D. Thornton	Director

QuickLinks

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters.
Item 6. Selected Financial Data.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Item 7a. Quantitative and Qualitative Disclosures About Market Risk.
Item 8. Financial Statements and Supplementary Data.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
CONSOLIDATED REVENUES BY MAJOR PRODUCT CATEGORIES
Item 7a. Quantitative and Qualitative Disclosures About Market Risk
MANAGEMENT'S STATEMENT OF RESPONSIBILITY
Item 8. Financial Statements and Supplementary Data
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
PART III
Item 10. Directors and Executive Officers of the Registrant.
Item 11. Executive Compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management.
Item 13. Certain Relationships and Related Transactions.
PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES