Form 10-K
period 2002-04-30
FLOW INTERNATIONAL CORP
filed 2002-07-30
CIK 713002

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2002

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
 Common Stock $.01 Par Value
Preferred Stock Purchase Rights

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the voting stock held by non affiliates of the registrant based upon the closing price reported by the National Association of Securities Dealers' Automated Quotation System ("NASDAQ") as of July 5, 2002 was $90,621,000. The number of shares of common stock outstanding as of July 5, 2002 was 15,359,517 shares.

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

PART I

Item 1. Business

        Flow International Corporation designs, develops, manufactures, markets, installs and services ultrahigh-pressure ("UHP") products including both standard and specialized waterjet cutting and cleaning systems, the Fresher Under Pressure® food safety technology and isostatic and flexform press systems. We provide technologically-advanced, environmentally-sound solutions to the manufacturing, industrial, marine cleaning and food markets. Waterjet cutting is recognized as a better alternative to traditional cutting methods such as lasers, saws or plasma. It is faster, has greater versatility in the types of products it can cut and eliminates the need for secondary processing operations. Our UHP systems pressurize water from 40,000 to over 100,000 pounds per square inch (psi) and this high pressure water is the core of our product line. Within UHP systems, our primary product line is waterjet cutting. Utilizing pressures from 50,000 to 87,000 psi, the thin stream of water traveling at three times the speed of sound or more, can cut both metallic and nonmetallic materials in many industries, including aerospace, automotive, disposable products, food, glass, job shop, sign, metal cutting, marble, tile and other stone cutting, and paper. We manufacture a product line, utilizing 40,000 to 55,000 psi, for use in industrial cleaning, surface preparation, construction, nuclear decontamination, and petro-chemical and oil field applications. We manufacture the entire UHP system which includes the pump, as well as the robotic articulation equipment and may also include assembly, pick and place and load/unload operations. The March 1999 acquisition of Flow Pressure Systems ("Pressure Systems") from Asea Brown Boveri AB ("ABB") increased our product offering with the addition of patented UHP isostatic and flexform pressure vessel technology used primarily in the aerospace, automotive, medical and food industries.

        We have developed a unique application trademarked "Fresher Under Pressure"® for our proprietary UHP pump and pressure vessel technology that addresses the growing demand in the U.S. for a post packaging, terminal pasteurization-like step for the food processing industry. This technology can provide benefits to a vast array of food products including fruits, vegetables, seafood, processed meats and ready-to-eat meals. The food industry is the single largest manufacturing industry in the world, of which $850 billion is in the U.S. Consumer demand for higher quality, wholesome, more natural, convenience foods offers an additional high growth opportunity. Marketed as Fresher Under Pressure since 1999, our UHP technology exposes foods to pressures from 50,000 to over 100,000 psi for a short period of time, typically 30 seconds to several minutes. This process reduces food-borne pathogens such as Camplyobacter, E. coli, Listeria monocytogenes, salmonella and Vibro vulnificus. UHP achieves the effects of pasteurization on packaged foods, offering the greatest level of food safety with minimal effects on the nutrition, taste, texture, or color of food, while extending shelf life. We can UHP process both pumpable and non-pumpable foods. For pumpable foods, we utilize a patented technology which features a 'continuous flow' concept whereby pumpable foods such as juices, salsas, guacamole, liquid eggs and salad dressings are pumped into the pressure chambers, pressurized and then pumped into the next stage of the process, such as bottling and packaging. This continuous flow process is fully automated and requires just a single operator. For non-pumpable foods, such as meats, seafood, vegetables and fruits, we utilize our patented large wire-wound pressure vessel batch technology. We are the world leader in both the continuous feed and batch UHP food processing technology. Revenues associated with this technology were $11.9 million during fiscal 2002.

        We were formed in 1974, incorporated in 1980, and completed our initial public offering in March 1983. In 1991, our founder retired, and Ronald W. Tarrant was appointed President and Chief Executive Officer. His focus was to pursue a strategic plan which encompassed three major initiatives; build customer partnerships, constant new product introductions and a strategic market and technology focus. Since 1991, we have grown as a result of continued new product development, expanded marketing strategies and certain strategic acquisitions.

        Over the past several years, we have completed a number of strategic acquisitions which have provided robotics and software capabilities, as well as new geographic markets and product technology. These acquisitions have positioned us as the only provider of turnkey systems utilizing UHP technology. These acquisitions include Flow Automation; Flow Robotics; Flow Japan; Foracon Maschinen und Anlagenbau GmbH & CO.KG ("Foracon"); CIS Robotics Inc. ("CIS") and Robot Simulations Limited ("Flow Software Technologies Ltd.").

        In March 1999, we purchased the stock of Pressure Systems from ABB and acquired a 50% economic interest in a related U.S. joint venture, Flow Autoclave Systems Inc. ("Flow Autoclave"), which is evidenced by a 51% voting interest. Pressure Systems is the world's leading supplier of large, bulk UHP systems to the food industry and the world leader in isostatic and flexform press systems for the aerospace and automotive industries. Flow Autoclave exclusively markets and provides design and installation services for the Pressure Systems' product in the United States.

        In September 1999, we purchased certain assets of Spearhead Automated Systems, Inc. ("Flow Robotic Systems"). Flow Robotic Systems manufactures advanced cutting, trimming and tooling equipment for the automotive, marine and systems related industries.

Products and Services

        We provide UHP systems and related products and services to our target markets which are comprised of aerospace, automotive, food safety, job shops, pulp and paper and surface preparation. We divide our revenues into three primary categories of product: 'UHP Systems', 'Consumable Parts and Services' and 'Fresher Under Pressure Food Systems'.

UHP Systems

        We offer a variety of UHP products, including both waterjet cutting and cleaning systems, food safety systems and isostatic and flexform presses, as well as accessories and the related robotic articulation equipment. UHP pumps, as well as pumps combined with pressure vessels, are the core components of our technology. An intensifier pump pressurizes water to in excess of 100,000 psi and forces it through a small orifice within a nozzle, generating a high-velocity stream of water traveling in excess of 3,000 feet per second to perform the cutting process. In order to cut metallic and other hard materials, an abrasive substance, usually garnet, is added to the waterjet stream creating an abrasivejet. Abrasivejets cut without heat, cause no metallurgical changes, and leave a high-quality edge that usually requires no secondary operation. Our unique and patented direct-drive pressure-compensated pumps pressurize water to in excess of 55,000 psi utilizing triplex piston technology which creates opportunities in both cutting and cleaning applications.

        A UHP system consists of an ultrahigh-pressure intensifier or direct drive pump and one or more waterjet cutting or cleaning heads with the necessary robotics, motion control and automation systems. We have placed UHP waterjet cutting systems worldwide, in our target markets of aerospace, automotive, food safety, job shops, pulp and paper and surface preparation industries. These cutting systems may also combine waterjet applications with other processes such as pick and place operations, inspection, assembly, and other automated processes. Our waterjet systems are also used in industrial cleaning applications such as paint removal, surface preparation, factory and industrial cleaning, ship hull preparation, oil field services and heat exchanger cleaning.

        Our cutting and cleaning products are considered productivity enhancing tools and can be cost justified over traditional methods. Our sales will be affected by worldwide economic changes, however we should continue to gain market share in the machine cutting tool market even in 'down' economies due to productivity enhancements generated by equipment flexibility.

        UHP systems also include isostatic and flexform presses ("General Presses"). Our isostatic press systems are large pressure vessels, ranging in height from 25 to 35 feet and weighing between 50 and 200 tons, that use a combination of heat and pressure to produce and strengthen advanced materials for the aerospace, automotive and medical industries. Examples include jet engine components, auto parts, high performance ceramics and hip joints. Our flexform presses are used to form sheet metal for flexible and cost-effective low volume production of structural items, panels and engine components. An effective use of our flexform technology is automotive prototype and short run production. Our general presses offer several advantages over other methods for forming metal and composite parts. Isostatic presses produce lighter weight, higher strength parts that have a better metal consistency, density and uniformity as compared to a forged or cast part. Flexform presses allow for cost-effective production, lower tooling costs, flexibility and shorter lead times. UHP systems sales accounted for 68% of fiscal 2002 revenues.

Consumable Parts and Services

        Consumables primarily represent parts used by the pump and cutting head during operation. Many of these parts are proprietary in nature. We sell various tools and accessories which incorporate UHP technology, as well as aftermarket consumable parts and service for our products. Sales of consumable parts and services accounted for 26% of fiscal 2002 revenues.

Fresher Under Pressure Food Systems

        In fiscal 1999 we began selling our food safety technology, Fresher Under Pressure. Revenues associated with this technology amounted to $11.9 million for fiscal 2002. This decline from fiscal 2001 revenues of $14.7 million is the result of a reorganization of the business, including a comprehensive product evaluation and a program to focus on specific markets within the food industry, as well as from purchasing decisions being placed on hold after the events of September 11th. We anticipate Fresher Under Pressure revenue will grow at a strong pace going forward. Fresher Under Pressure sales accounted for 6% of fiscal 2002 revenues.

Marketing and Sales

        We market and sell our products worldwide through our headquarters in Kent, Washington (a suburb of Seattle) and through subsidiaries, divisions and joint ventures located in Columbus, Ohio; Wixom, Michigan; Jeffersonville, Indiana; Lafayette, Louisiana; Birmingham, England; Bretten, Germany; Burlington and Windsor, Canada; Hsinchu, Taiwan; Shanghai and Beijing, China; Incheon, Korea; Sao Paulo, Brazil; Milan, Italy; Madrid, Spain; Nagoya and Tokyo, Japan and Västerås, Sweden. We sell directly to customers in North and South America, Europe, and Asia, and have distributors or agents in most other countries. No customer accounted for 10% or more of our revenues during any of the three years ended April 30, 2002.

        We focus our marketing efforts on specific target industries, applications and markets. To enhance the effectiveness of sales efforts, our marketing staff and sales force gather detailed information on the applications and requirements in targeted market segments. This information is used to develop standardized and customized solutions using UHP and robotics technologies. We provide turnkey systems, including system design, specification, hardware and software integration, equipment testing and simulation, installation, start-up services, technical training and service.

        Our marketing techniques utilize both a telemarketing program, as well as the internet, to identify and qualify sales leads, thus increasing the efficiency of the direct sales staff. Market responses to these activities are carefully screened to identify new areas of interest and new potential applications in our target markets. We also attend trade shows for targeted market segments and advertise in selected industry publications.

Patents

        We hold a large number of UHP technology and related systems patents. While we believe the patents we hold are valid, we do not consider our business dependent on patent protection. In addition, we have over the years developed non-patented proprietary expertise and know-how in UHP applications, and in the manufacture of these systems, which we believe allows us to remain in the technological forefront of our competitors.

        We believe the patents we hold and have in process, along with the proprietary application and manufacturing know-how, act as a barrier to entry into many of the markets we serve.

Backlog

        At April 30, 2002, our backlog was $33 million compared to the prior year end backlog of $83 million. Our products, exclusive of General Presses and Fresher Under Pressure products, can be shipped within a four to ten week period. General Presses and Fresher Under Pressure products typically have lead times of six to 18 months. The changes in our backlog are not necessarily indicative of comparable variations in sales or earnings. The April 30, 2002, backlog represented 18% of fiscal 2002 sales. The unit sales price for most of our products and services is relatively high (typically ranging from tens of thousands to millions of dollars) and individual orders can involve the delivery of several hundred thousand dollars of products or services at one time. Furthermore, some items in backlog can be shipped more quickly than others, and some have higher profit margins than others.

Competition—UHP Systems

        The major competitors for UHP waterjet cutting and cleaning systems are conventional cutting and cleaning methods. These methods include lasers, saws, knives, shears, plasma, routers, drills and abrasive blasting techniques. A UHP waterjet cutting system has many advantages over conventional cutting systems, including no generation of heat or airborne dust, easy adaptability to complex cutting programs, versatility in the different types of materials that can be cut, faster cutting speed and the ability to produce finished edges. These factors, in addition to elimination of secondary processing in most circumstances, enhance manufacturing productivity.

        Waterjet cleaning offers many advantages over other cleaning methods, such as the ability to remove difficult coatings or deposits from a surface without damaging underlying material. A UHP waterjet system is an environmentally-friendly answer to many difficult cleaning applications and can often be justified solely on the basis of hazardous material containment or reduction of secondary operations in the cleaning process. The many advantages of waterjet technology listed above have positioned us in the market as a leading alternative to traditional cutting and cleaning methods.

        We also compete with other waterjet cutting and cleaning equipment manufacturers in the United States, Europe and Asia. Our robotics technology provides a competitive advantage as the only total solution supplier of complete waterjet cutting and cleaning systems. Although independent market information is not generally available, based upon data assembled from internal and external sources, we believe we are the largest manufacturer of UHP waterjet cutting systems in the world.

        Our presses, which consist of isostatic and flexform presses, represent a niche segment of the general press market that use UHP technology for specialized applications, primarily to produce high strength and precision or low volume parts. We compete in this market against forging and casting methods of production which currently represent a significantly larger market than our technology. However, our press technology is necessary to produce high quality parts with high material density, no internal voids or cracks and beneficial isotropic properties.

Competition—Fresher Under Pressure

        Pasteurization is the primary method used to help ensure that fresh food is safe to eat. Fresher Under Pressure represents a break-through technology which destroys harmful pathogens such as E. coli bacteria, as well as the spoilage microorganisms, thus increasing shelf life while ensuring a safe, healthy product. There are several other companies throughout the world that are trying to develop a similar UHP processing technology. These companies have had little commercial success, and we believe our patents and know-how make us the world leader in this technology. Currently our equipment is the only equipment being used in any significant commercial applications. There are also other technologies being developed for food safety, including irradiation and ultra-violet light. Of the alternative technologies, irradiation is the most developed. The primary target market for irradiation is the raw meat industry, while Fresher Under Pressure is targeting the prepared meat market, i.e., sliced deli meats, etc., as well as the premium food market, such as fresh juices.

        Overall, we believe that our competitive position is enhanced by:

  •
  Technically advanced, proprietary products that provide excellent reliability, low operating costs, and user-friendly features;

  •
  A strong application-oriented, problem-solving marketing and sales approach;

  •
  An active research and development program that allows us to maintain technological leadership;

  •
  The ability to provide complete turnkey systems;

  •
  A strong position in key markets, such as in the U.S., Canada, Japan, southeast Asia and Europe;

  •
  Strong OEM customer ties, and

  •
  Efficient production facilities.

Research and Engineering

        We have spent between 8% and 9% of revenues in research and engineering during each of the three years ended April 30, 2002. Research and engineering expenses were $16.0 million, $18.2 million, and $14.7 million in fiscal 2002, 2001 and 2000, respectively. We will continue a high level of research and engineering spending to maintain our technological leadership position through development of new products and applications, as well as enhancement of our current product lines.

Employees

        As of April 30, 2002, we employed 895 full time and 10 part time personnel. There are no material collective bargaining agreements to which we are a party.

Foreign and Domestic Operations

        See Note 16 of Notes to Consolidated Financial Statements for information regarding foreign and domestic operations.

Safe Harbor Statement

        Statements in this report that are not strictly historical are "forward looking" statements which should be considered as subject to the many uncertainties that exist in our operations and business environment. These statements are only predictions and actual results could differ materially from those anticipated in these statements based on those factors identified below. The words "believe",

"expect", "intend", "anticipate", variations of such words and similar expressions identify forward-looking statements but their absence does not mean that the statement is not forward looking. Significant factors which may affect our future performance include the following:

        Our growth depends, in part, on the successful development of improvements to our equipment and on the introduction of new products and technologies. Improvements in competing technologies could affect our ability to market our products.

        Our financial performance could be affected if a change in overall economic conditions results in a decrease in the purchase of capital goods by our customers. Changes in the mix of products we sell can also affect the gross margin achieved.

        The success of our food safety business depends on consumer and industry acceptance of the UHP Fresher Under Pressure technology, as well as our ability to conform the technology to any food and beverage regulations.

        Statements concerning the above may be forward looking. These statements are not guaranties of future performance and are subject to certain risks, uncertainties and assumptions described above that are difficult to predict.

Item 2. Properties

        Our headquarters and primary manufacturing facilities are located in two leased facilities in Kent, Washington. We also manufacture product in Wixom, Michigan; Jeffersonville, Indiana; Columbus, Ohio; Bretten, Germany; Burlington, Canada; Hsinchu, Taiwan and Västerås, Sweden. We sell products through all of these locations, in addition to sales offices located in Lafayette, Louisiana; Birmingham, England; Milan, Italy; Madrid, Spain; Lyon, France; Mezzovico, Switzerland; Nagoya and Tokyo, Japan; Shanghai and Beijing, China; Incheon, Korea; Sao Paulo, Brazil and Windsor, Canada.

        All of our facilities are leased with the exception of our manufacturing facility in Jeffersonville, Indiana.

        We believe that our facilities are suitable for our current operations and that expansion in the near term will not require additional space. We have completed the consolidation of our German operations from the Darmstadt facility into the Bretten facility and will continue to evaluate our manufacturing capacity to match production levels.

        We are currently in negotiations for our Kent manufacturing operations. The current lease expires in December 2002.

Item 3. Legal Proceedings

        We are party to various legal actions incident to the normal operation of our business, none of which is believed to be material to our financial position and results of operations. See Notes 1 and 14 of Notes to Consolidated Financial Statements for a description of our product liability claims.

Item 4. Submission of Matters to a Vote of Security Holders

        None

PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters.

        See page 10

Item 6. Selected Financial Data.

        See page 10

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        See pages 11 through 19

Item 7a. Quantitative and Qualitative Disclosures About Market Risk.

        See page 19

Item 8. Financial Statements and Supplementary Data.

        See pages 21 through 49

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

        The principal market for Flow International Corporation's common stock is the over-the-counter market. Our stock is traded on the NASDAQ National Market under the symbol "FLOW". The range of high and low sales prices for our common stock for the last two fiscal years is set forth in the following table.

	Fiscal Year 2002		Fiscal Year 2001
	High	Low	High	Low
First Quarter	$13.91	$9.55	$11.50	$10.00
Second Quarter	13.79	8.55	13.00	9.88
Third Quarter	12.90	9.09	12.56	10.12
Fourth Quarter	11.23	9.25	12.50	9.16

        There were 1,011 shareholders of record as of July 5, 2002.

        We have not paid dividends to common shareholders in the past. Our Board of Directors intends to retain future earnings to finance development and expansion of our business and does not expect to declare dividends to common shareholders in the near future.

Item 6. Selected Financial Data

	Year Ended April 30,
	2002	2001	2000	1999	1998*
	(In thousands, except per share amounts)
Income Statement Data:
Revenue	$179,242	$207,193	$195,556	$149,297	$159,482
(Loss) Income Before Cumulative Effect of Change in Accounting Principle	(5,996)	5,161	4,656	6,722	4,803
Net (Loss) Income	(5,996)	2,509	4,656	6,722	4,803
Basic (Loss) Earnings Per Share Before Change in Accounting Principle	(0.39)	0.35	0.32	0.46	0.33
Basic (Loss) Earnings Per Share	(0.39)	0.17	0.32	0.46	0.33
Diluted (Loss) Earnings Per Share Before Change in Accounting Principle	(0.39)	0.34	0.31	0.45	0.32
Diluted (Loss) Earnings Per Share	(0.39)	0.17	0.31	0.45	0.32
Balance Sheet Data:
Working Capital	$87,634	$91,750	$87,552	$79,993	$59,863
Total Assets	206,476	206,944	194,639	179,152	121,181
Short-Term Debt	6,488	8,464	9,216	4,604	6,905
Long-Term Obligations	81,625	85,652	70,397	64,614	32,076
Shareholders' Equity	70,684	66,390	64,975	64,022	61,195

*
Includes the results of operations and related restructuring provisions associated with certain business units disposed of during fiscal 1998.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

        We provide ultrahigh-pressure ("UHP") systems and related products and services to a wide variety of industries. Waterjet cutting is recognized as a better alternative to traditional cutting methods such as lasers, saws or plasma. It is faster, has greater versatility in the types of products it can cut and eliminates the need for secondary processing operations. We presently divide our revenues according to our identified segments: UHP Systems and Fresher Under Pressure. For analytical purposes, our UHP Systems are further broken down into 'Systems' and 'Consumable Parts and Services'.

CONSOLIDATED REVENUES BY SEGMENT

	Year Ended April 30,
	2002	%	2001	%	2000	%
	(In thousands)
UHP Systems:
Systems	$121,433	68	$138,433	67	$132,697	68
Consumable Parts and Services	45,892	26	54,085	26	55,708	28
Fresher Under Pressure Food Systems	11,917	6	14,675	7	7,151	4

Total Revenues	$179,242	100	$207,193	100	$195,556	100

Fiscal 2002 Compared to Fiscal 2001

        Our total revenues for the year ended April 30, 2002 were $179.2 million, a decrease of $28.0 million (13%) over the prior year period. Fresher Under Pressure food technology revenues totaled $11.9 million, a $2.8 million decrease from fiscal 2001 revenues of $14.7 million. Excluding Fresher Under Pressure, revenues decreased $25.2 million (13%), due to a 25% decline in domestic revenues, impacted by the tightening economy which was further exacerbated by the events of September 11th. This decline was offset in part by a $4.5 million (6%) growth in international sales. Both domestic and international sales include the patented wire wound isostatic and flexform presses ("General Press"). General Press revenues increased $6.5 million (21%) to $37.1 million in fiscal 2002. Excluding General Press revenues, as well as Fresher Under Pressure, fiscal 2002 domestic sales decreased 21% as compared to the overall United States machine cutting tool market which declined 34% for the year ended March 31, 2002, according to The Association for Manufacturing Technology ("AMT"). Consistent with historical performance, waterjet technology continues to gain market share due to its advantages over traditional cutting technologies, even in a down market. These advantages, as well as continued product development, should allow us to continue to gain market share; however, growth will be affected by the performance of the broader machine tool market.

        Our revenues are segregated according to our currently identified segments: UHP Systems and Fresher Under Pressure. Our UHP Systems are further comprised of System sales and Consumable Parts and Services sales. Systems are generally comprised of a pump along with the robotics or articulation used to move the cutting or cleaning head. Systems are further broken down between standard cutting systems, standard automotive systems, and special or custom designed systems used primarily in the aerospace and automotive markets, as well as General Press systems. Systems sales in fiscal 2002 were $121.4 million, a decrease of $17 million (12%) over the prior year resulting from the soft economic conditions which have slowed capital spending decisions. Consumables are primarily parts used by the pump and cutting head during operation. Consumable parts and services revenues decreased $8.2 million (15%) to $45.9 million in fiscal 2002. The slowdown in the consumable sales growth reflects a decrease of machine utilization in the worldwide machine tool market, as well as success of our goal of providing lower operating costs through longer life parts.

        Fiscal 2002 revenues included $11.9 million related to food technology or "Fresher Under Pressure", a 19% decrease from the fiscal 2001 total of $14.7 million. This decline from fiscal 2001 revenues of $14.7 million is the result of a reorganization of the business, including a comprehensive product evaluation and a program to focus on specific markets within the food industry, as well as from purchasing decisions being placed on hold after the events of September 11th. Our UHP technology exposes foods to pressures from 50,000 to over 100,000 psi for a short period of time, typically 30 seconds to several minutes. This process reduces food-borne pathogens such as Camplyobacter, E. coli, Listeria monocytogenes, salmonella and Vibro vulnificus. UHP achieves the effects of pasteurization on packaged foods, offering the greatest level of food safety with minimal effects on the nutrition, taste, texture, or color of food, while also extending shelf life. We can UHP process both pumpable and non-pumpable foods. For pumpable foods, we utilize a technology which features a 'continuous flow' concept whereby pumpable foods such as juice, salsas, guacamole, liquid eggs and salad dressings are pumped into the pressure chambers, pressurized and then pumped into the next stage of the process, such as bottling. This continuous flow process is fully automated and requires just a single operator. For non-pumpable foods, such as meats, seafood, vegetables and fruits, we utilize our patented large wire-wound pressure vessel batch technology. This makes us the only supplier of complete UHP systems to the food industry. We anticipate selling and leasing the continuous flow systems and selling the batch systems. The leases have a fixed monthly charge plus a per gallon or per pound usage fee. Lease revenue is recognized monthly based on throughput. Revenue for the batch systems is recognized on the percentage of completion method.

        Our European revenues of $52.8 million increased $9.4 million (22%) compared to the prior year and represented 29% of fiscal 2002 consolidated revenue. This increase was spurred by a growth in General Press sales of $15.0 million offset by declining revenues in European shapecutting sales of $7.0 million resulting from the economic softness in the European market. Sales in the remainder of the world, primarily Asia, Canada, Mexico and South America, decreased 15% to $28.3 million, the result of weak global economic conditions. We typically sell our products at higher prices outside the United States due to the costs of servicing these markets.

        Gross profit for the year ended April 30, 2002 decreased $14.7 million (17%) as compared to the prior fiscal year. Gross profit expressed as a percentage of revenue was 40% in fiscal 2002 as compared to 41% in fiscal 2001. In general, gross margin rates on our systems sales are less than 45% as opposed to consumables sales which are in excess of 50%. On average, standard systems carry higher margins than the custom engineered systems, which include General Presses. As such, the gross margin percentage varies depending on the revenue mix between systems, both standard and special, and consumables sales. Systems sales, including Fresher Under Pressure, represented 74% of fiscal 2002 revenues, flat from the prior year, and consumables sales represented 26% of fiscal 2002 revenues consistent with the prior year. The slight decrease in current year gross margin was a function of the increase, as a percentage of total revenues, of General Press systems, as compared to standard systems sales.

        Operating expenses decreased $1.7 million (2%) as compared to the prior year. Expressed as a percentage of revenues, total operating expenses increased to 39% in fiscal 2002 from 34% in fiscal 2001. Marketing expenses of $31.6 million decreased $1.5 million (4%) as compared to the prior year, but expressed as a percentage of revenues, increased to 18% from 16% in the prior year. The current year expense decrease results from the lower commission expense associated with lower revenue levels as well as lower trade show expenses, having not incurred IMTS trade show expenses in fiscal 2002 as the show is held every other year. Research and engineering expenses in fiscal 2002 decreased $2.1 million (12%) to $16.0 million as compared to the prior year due to a global realignment of resources. As a percentage of revenues, research and engineering expenses were 9% in fiscal 2002 which is comparable to fiscal 2001. Our management will continue to pursue technological advances through focused research and engineering spending to maintain our technological superiority. General and administrative expenses of $17.4 million decreased $2.4 million (12%) for the year as compared to the prior year. A portion of the decrease stems for worldwide staffing reductions as we continue to realign our resources while the remaining $1.6 million of the decrease stems from the adoption of Statement of Financial Accounting Standards No. 142 ("FAS 142"), "Goodwill and Other Intangible Assets", in May 2001, which discontinued the amortization of goodwill. Expressed as a percentage of revenues however, general and administrative expenses were comparable to the prior year at 10%. Another component of FAS 142 requires that we conduct a periodic evaluation of the carrying value of our goodwill balances. From this review, we identified and expensed $4.3 million of asset impairment in our automotive divisions which have been highly impacted from recent economic events. This amount is reflected in the Impairment of Goodwill caption on our Consolidated Statement of Operations.

        Operating income can vary significantly for domestic and foreign operations, but is primarily the result of product mix variations and volume from year to year. The domestic machine tool market extended its weakness into fiscal 2002 and the U.S. dollar continued to gain strength over the European currencies.

        Net interest expense of $8.8 million increased $1.8 million (25%) in fiscal 2002 compared to fiscal 2001. The increase in interest expense is due to higher average debt levels associated with the additional financing related to the development of the Fresher Under Pressure program, as well as higher weighted average cost of capital year over year. Average debt outstanding increased $4.3 million (5%) during fiscal 2002 compared to the prior year. This increase in debt was solely related to funding the Fresher Under Pressure technology's operating loss. During fiscal 2002, other expense, net, totaled $2.3 million compared to other expense, net, of $613,000 in fiscal 2001. This increase is comprised primarily of the write-down of two investments to their market value at April 30, 2002 which amounted to $1.3 million.

        The fiscal 2002 income tax benefit was computed using a rate of 34% as compared to 30% in the previous year. The current year tax rate is a blended rate of the various tax jurisdictions in which we conduct business. In fiscal 2001, the income tax rate was lower than the statutory rates primarily due to lower foreign tax rates and benefits from the foreign sales corporation. We regularly evaluate the likelihood of utilizing our deferred tax assets and adjust the valuation allowance thereon based on an evaluation of both positive and negative evidence related to these deferred tax assets.

        The weighted average number of shares outstanding used for the calculation of Basic and Diluted (loss) earnings per share is 15,234,000 for fiscal 2002 and 14,828,000 and 15,109,000, respectively, for fiscal 2001.

        The effect of the adoption of SAB 101, Revenue Recognition in Financial Statements, during fiscal 2001 is shown as a cumulative effect of change in accounting principle, net of tax. Included in the consolidated results of operations is the performance of the Fresher Under Pressure technology, and the performance of the non-food business, cutting, cleaning and isostatic presses. We have used estimates to determine the allocable costs of the consolidated operations to the Fresher Under Pressure results of operations. Based on these estimates, Fresher Under Pressure lost $9.8 million or $.64 per share in fiscal 2002 and the waterjet operations generated net income of $3.8 million or $.25 per share. On a consolidated basis, we recorded fiscal 2002 net loss of $6.0 million, or $.39 Basic and Diluted loss per share as compared to $2.5 million, or $.17 Basic and Diluted earnings per share in fiscal 2001.

Fiscal 2001 Compared to Fiscal 2000

        Revenues for the year ended April 30, 2001 were $207.2 million, an increase of $11.6 million (6%) over the prior year period. Fresher Under Pressure food safety revenues totaled $14.7 million, a doubling of the fiscal 2000 Fresher Under Pressure revenues of $7.2 million. Excluding Fresher Under Pressure, revenues increased $4.2 million (2%), which was comprised of a 17% growth in domestic revenues, offset in part by a 14% decline in international sales. Excluding General Press revenues, as well as Fresher Under Pressure, domestic sales increased 28% as compared to the overall United States machine cutting tool market which declined 2% for the 12 months ended March 31, 2001, according to The Association for Manufacturing Technology ("AMT"). Consistent with historical performance, waterjet technology continues to gain market share due to its advantages over traditional cutting technologies, even in a down market.

        Our worldwide General Press business decreased $12.7 million (29%) to $30.5 million. However, the current fiscal year total is more reflective of a normal business level as the prior year included a $14 million Ford press, the single largest press ever sold.

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

        Systems sales in fiscal 2001 were $138.4 million, an increase of $5.7 million (4%) over the prior year. Excluding General Presses, systems revenues increased $19.2 million (21%). Consumable parts and services revenues decreased $1.6 million (3%) to $54.1 million in fiscal 2001.

        European revenues of $43.3 million decreased $10.9 million (20%) compared to the prior year and represented 21% of fiscal 2001 revenues. The majority of this decrease, $8.4 million, represents a decline in sales of General Presses. The remainder of the decrease was exchange rate related as the Euro continued to weaken against the U.S. dollar during the year. Asian revenues increased 13% to $18.6 million and accounted for 9% of consolidated revenues. Sales in the remainder of the world, primarily Canada, Mexico and South America, decreased 19% to $14.6 million.

        Gross profit for the year ended April 30, 2001 increased $9.9 million (13%). Gross profit expressed as a percentage of revenue was 41% in fiscal 2001 as compared to 39% in fiscal 2000. The prior year includes a $2.7 million charge associated with a Pressure Systems' loss contract. Excluding this impact, the gross margin percent in fiscal 2000 was 40%. The gross margin percentage varies depending on the revenue mix between systems, both standard and special, and consumables sales. Systems sales, including Fresher Under Pressure, represented 74% of fiscal 2001 revenues, up from 72% in the prior year, and consumables sales represented 26% of fiscal 2001 revenues, down from 28% in the prior year. The increase in current year gross margin was a function of the shift in revenue towards a greater percentage of standard system sales, as General Press systems revenues decreased.

        Operating expenses increased $8.3 million (13%) as compared to the prior year. Expressed as a percentage of revenues, total operating expenses increased to 34% in fiscal 2001 from 32% in fiscal 2000. Marketing expenses of $33 million increased $4 million (14%) as compared to the prior year, and expressed as a percentage of revenues, increased to 16% from 15% in the prior year. The current year increase includes expenses associated with additional Fresher Under Pressure marketing activity, as well as the IMTS trade show. Research and engineering expenses in fiscal 2001 increased $3.5 million (24%) to $18.2 million as compared to the prior year. As a percentage of revenues, research and engineering expenses were 9% in fiscal 2001 as compared to 8% in fiscal 2000. Approximately one half of this increase is continued development of the Fresher Under Pressure technology and the other half is advancement of the waterjet cutting technology. General and administrative expenses of $19.7 million increased $824,000 (4%) for the year as compared to the prior year. Expressed as a percentage of revenues however, general and administrative expenses were comparable to the prior year at 10%.

        Operating income is subject to product mix variations and volume from year to year. It can experience significant changes for domestic and foreign operations. In fiscal 2001 operating income began to reflect the effects of the weakening domestic machine tool market thus yielding lower results than in the prior year same period.

        Net interest expense of $7 million increased $2 million (41%) in fiscal 2001 compared to fiscal 2000. The increase in interest expense is due to higher average debt levels associated with the additional financing related to the development of the Fresher Under Pressure program. Average debt outstanding increased $12.4 million (17%) during fiscal 2001 compared to the prior year. This increase in debt was solely related to funding the Fresher Under Pressure technology, from both asset additions as well as its operating loss. During fiscal 2001, other expense, net, totaled $613,000 compared to other expense, net, of $2 million in fiscal 2000. This reduction is due in part to the decrease in the minority interest for majority owned joint ventures.

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

        The effect of the adoption of SAB 101 during fiscal 2001 is shown as a cumulative effect of change in accounting principle, net of tax. Included in the consolidated results of operations is the performance of the Fresher Under Pressure technology, and the performance of the non-food business, cutting, cleaning and isostatic presses. Management has used estimates to determine the allocable costs of the consolidated operations to the Fresher Under Pressure results of operations. Based on these estimates, Fresher Under Pressure lost $9.4 million or $.62 per share in fiscal 2001 and the non-food operations generated net income of $11.9 million or $.79 per share. On a consolidated basis, the Company recorded fiscal 2001 net income of $2.5 million, or $.17 Basic and $.17 Diluted earnings per share as compared to $4.7 million, or $.32 Basic and $.31 Diluted earnings per share in fiscal 2000

Liquidity and Capital Resources

        We generated $5.6 million in cash from operations during fiscal 2002 as compared to using $5.6 million in fiscal 2001. The increased focus on receivables and inventory management allowed us to convert these assets into cash during the year. At April 30, 2002, we had $11.3 million in inventory and fixed assets associated with Fresher Under Pressure, compared to $22.7 million last year, a decrease of $11.4 million. Total debt at April 30, 2002 was $88.1 million, a decrease of $6.0 million (6%) from April 30, 2001. On May 31, 2001, we signed and funded a $35 million subordinated debt agreement with The John Hancock Life Insurance Company ("Hancock"). The agreement requires semi-annual interest only payments of 13% and two equal principal payments due on April 30, 2007 and April 30, 2008. In addition, we issued to Hancock warrants for 859,523 shares of our common stock exercisable at $.01 per share. We used the proceeds of the debt to pay down part of the existing senior debt, increase our borrowing capacity and continue to expand our product and marketing programs for Fresher Under Pressure. This financing is subordinated debt, which typically carries a higher rate of interest. We do not consider this higher cost of funds to be a trend, nor do we expect to incur any changes to the cost of capital due to this transaction. We believe that the available credit facilities and working capital generated by operations will provide sufficient resources to meet our operating and capital requirements for the next 12 months. Our Credit Agreement and Private Placement require us to comply with certain financial covenants. The covenants were amended as of April 30, 2002 to respond to the weakening economic conditions. We are in compliance with all covenants, as amended.

        The Company has been able to satisfy its needs for working capital and capital expenditures, due in part to its ability to access adequate financing arrangements. The Company expects that operations will continue, with the realization of assets and discharge of liabilities in the ordinary course of business. Compliance with future debt covenants requires the Company to meet its operating projections, which include achieving certain revenues and consistent operating margins. If the Company is unable to comply with the amended debt covenants, and the Company's lenders are unwilling to waive or amend the debt covenants, certain components of the Company's long-term obligations and notes payable would become current, and the Company would be required to seek alternative financing. Alternative sources of financing may not be available if required or, if available, may not be on terms satisfactory to the Company. If the Company is unable to obtain alternative financing on satisfactory terms, it could have a material adverse effect on the Company's business, and the Company may be required to curtail capital spending, further reduce expenses and otherwise modify its planned operations.

	Payments Due by Period
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Long-term debt and notes payable	$6,488	$55,182	$17,500	$17,500	$96,670
Operating leases	4,108	5,204	3,963	837	14,112

Total contractual cash obligations	$10,596	$60,386	$21,463	$18,337	$110,782

        Long-term debt obligations, notes payable and lease commitments are expected to be met from working capital provided by operations and, as necessary, by other borrowings.

        Our capital spending plans currently provide for outlays of approximately $6 million to $9 million in fiscal 2003. It is expected that funds necessary for these expenditures will be generated internally and through available credit facilities.

        Gross receivables of $62.8 million at April 30, 2002 decreased $330,000 from April 30, 2001. Trade receivables decreased $11.4 million (23%) due to collection of several large receivables which was offset by an increase of $11.1 million in unbilled receivables from several non-standard and food systems, which have lead times from six to 18 months. Additionally, longer payment terms are sometimes negotiated on large system orders. We do not believe these timing issues will present a material adverse impact on our short-term liquidity requirements.

        Inventory of $48.2 million at April 30, 2002 represents a decrease of $8.6 million (15%) compared to April 30, 2001. Included in these totals is a decrease in work in process of $8.2 million, with the majority of this decrease related to Fresher Under Pressure production.

Critical Accounting Policies

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

        Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies, see Note 1 of Notes to Consolidated Financial Statements.

Revenue Recognition

        We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), as amended by SAB 101A and 101B. SAB 101 requires that revenue can only be recognized when is realized or realizable and earned. Revenue generally is realized or realizable and earned when all of four of the following criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criterion (4) is based on our judgments regarding the collectibility of those amounts. Should changes in conditions cause us to determine this criterion is not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

        For non-standard and long lead time systems, including the Fresher Under Pressure technology, we recognize revenues using the percentage of completion method in accordance with Statement of Position 81-1 (SOP 81-1), "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." We use the cost to cost method, measuring the costs incurred on a project at a specified date, as compared to the estimated total cost of the project. Revenues from equipment on lease are recognized as rental income in the period earned. Shipping revenues and expenses are recorded in revenue and costs of goods sold, respectively.

Product Warranty Reserve

        Our products are generally covered by a warranty for up to 12 months. We accrue a warranty reserve for estimated costs to provide warranty services. Our estimate of costs to service our warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, our warranty accrual will increase resulting in decreased gross profit.

Valuation of Accounts Receivable

        We use estimates in determining our allowance for bad debts that are based on our historical collection experience, current trends, credit policy and a percentage of our accounts receivable by aging category. In determining these percentages, we review historical write-offs of our receivables and we have a low experience of write-offs. Additionally, we also review current trends in the credit quality of our customers, as well as changes in our internal credit policies.

Valuation of Obsolete/Excess Inventory

        We currently record a reserve for obsolete or excess inventory for parts and equipment that is no longer used due to engineering and design changes to our products. We regularly monitor our inventory levels. If we do not deplete the inventory through normal or expected usage, we may record a reserve for any expected obsolete or excess inventory. If this estimate for obsolete or excess inventory is understated, operating income would be reduced.

Impairment of Goodwill

        We periodically evaluate acquired businesses for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on expected operational performance of our operating and acquired businesses, market conditions and legal factors. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with these businesses is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Legal Contingencies

        At any time, we may be involved in certain legal proceedings. As discussed in Note 14 of our consolidated financial statements, as of April 30, 2002, we have accrued our estimate of the probable costs for the resolution of these claims. This estimate has been developed in consultation with outside legal counsel and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. We do not believe these proceedings will have a material adverse effect on our consolidated financial position. However, it is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions, or the effectiveness of our strategies, related to these proceedings.

Recent Accounting Pronouncements

        Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities", was effective beginning May 1, 2001. FAS 133 standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the financial statements and measure them at fair value. We adopted FAS 133 without a material impact on the financial condition or results of operations.

        Statement of Financial Accounting Standards No. 142 ("FAS 142"), "Goodwill and Other Intangible Assets" states that goodwill should not be amortized, but rather periodically analyzed using an impairment-only approach. Upon our early adoption of FAS142 on May 1, 2001, an initial evaluation of goodwill impairment was performed, and no impairment charges were taken. In the fourth quarter of fiscal 2002, we took a $4.3 million impairment charge commensurate with the continued depression of the automotive sector which decreased the implied fair value of certain of our divisions.

        Statement of Financial Accounting Standards No. 143 ("FAS 143"), "Accounting for Asset Retirement Obligations" provides accounting and reporting standards for recognizing obligations related to asset retirement costs associated with the retirement of tangible long-lived assets. We will be required to adopt this statement no later than May 1, 2003. We expect to adopt this statement in fiscal 2004 without a material impact on our financial position, results of operations and cash flows.

        Statement of Financial Accounting Standards No. 144 ("FAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", is required to be adopted as of May 1, 2002. FAS 144 governs the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. We expect to adopt this statement in fiscal 2003 without a material impact on our financial position, results of operations and cash flows.

        Statement of Financial Accounting Standards No. 145 ("FAS 145"), "Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002" makes certain technical corrections and supersedes other technical guidance. Certain provisions are required to be adopted immediately, while other provisions are effective for transactions occurring after May 15, 2002. We do not expect adoption of FAS 145 to have a material impact on our financial position, results of operations and cash flows.

        Statement of Financial Accounting Standards No. 146 ("FAS 146"), "Accounting for Exit or Disposal Activities" addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an

Activity (including Certain Costs Incurred in a Restructuring)". FAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect adoption of FAS 146 to have a material impact on our financial position, results of operations and cash flows.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk:

        Market risk exists in our financial instruments related to an increase in interest rates, adverse changes in foreign exchange rates relative to the U.S. dollar, as well as financial risk management and derivatives. These exposures are related to our daily operations.

        Interest Rate Exposure—At April 30, 2002, we had $96.7 million in interest bearing debt. Of this amount, $39.3 million was fixed rate debt with interest rates ranging from 7.7% to 13% per annum. The remaining debt of $57.4 million was variable with $52.0 million of this total bearing a rate of LIBOR + 3.5% or 5.375% at April 30, 2002. The majority of the remaining floating rate debt was at prime + 2%, or 6.75%. See Note 9 to the Consolidated Financial Statements for additional contractual information on our debt obligations. Market risk is estimated as the potential for interest rates to increase 10% on the variable rate debt. A 10% increase in interest rates would result in an approximate additional annual charge to our pretax profits and cash flow of $313,000. At April 30, 2002, we had no derivative instruments to offset the risk of interest rate changes. We may choose to use derivative instruments, such as interest rate swaps, to manage the risk associated with interest rate changes. We had none in effect at April 30, 2002.

        Foreign Currency Exchange Rate Risk—We transact business in various foreign currencies, primarily the Canadian dollar, the Eurodollar, the Japanese yen, the New Taiwan dollar, and the Swedish crown. The assets and liabilities of our foreign operations, with functional currencies other than the U.S. dollar, are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. Aggregate transaction gains and losses included in the determination of net income have not been material. Based on our overall currency rate exposure at April 30, 2002, a near-term 10% appreciation or depreciation of the U.S. dollar would not have a significant effect on our financial position, results of operations and cash flows over the next fiscal year. At April 30, 2002, we had several forward exchange contracts to offset the risk of foreign currency exchange rate changes. We may continue to use derivative instruments, such as forward exchange rate contracts, to manage the risk associated with foreign currency exchange rate changes.

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

        In our opinion, the consolidated financial statements and related schedule listed in the accompanying index present fairly, in all material respects, the financial position of Flow International Corporation and its subsidiaries at April 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

Seattle, Washington
June 5, 2002

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	April 30,
	2002	2001
ASSETS:
Current Assets:
Cash and Cash Equivalents	$7,120	$6,808
Receivables, net	62,774	63,104
Inventories, net	48,164	56,800
Deferred Income Taxes	1,980	1,882
Other Current Assets	11,608	8,607

Total Current Assets	131,646	137,201
Property and Equipment, net	16,996	15,935
Equipment Held for Lease, net	5,968	5,438
Intangible Assets, net	13,182	13,913
Goodwill, net	16,332	20,667
Deferred Income Taxes	5,115	3,173
Other Assets	17,237	10,617

	$206,476	$206,944

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Notes Payable	$374	$3,929
Current Portion of Long-Term Obligations	6,114	4,535
Accounts Payable	11,617	15,242
Accrued Payroll and Related Liabilities	4,844	6,422
Other Accrued Taxes	2,530	722
Deferred Revenue	3,613	3,843
Other Accrued Liabilities	14,920	10,758

Total Current Liabilities	44,012	45,451
Long-Term Obligations, net of Current Portion	81,625	85,652
Customer Prepayments	7,909	7,411

	133,546	138,514
Commitments and Contingencies (Note 14)
Minority Interest	2,246	2,040
Shareholders' Equity:
Series A 8% Convertible Preferred Stock—$.01 par value, 1,000,000 shares authorized, none issued
Common Stock—$.01 par value, 20,000,000 shares authorized, 15,281,759 shares outstanding at April 30, 2002 15,103,078 shares outstanding at April 30, 2001	153	151
Capital in Excess of Par	55,158	44,115
Retained Earnings	29,206	35,202
Accumulated Other Comprehensive Loss	(13,833)	(13,078)

Total Shareholders' Equity	70,684	66,390

	$206,476	$206,944

The accompanying notes are an integral part of these consolidated financial statements.

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended April 30,
	2002	2001	2000
Revenue	$179,242	$207,193	$195,556
Cost of Sales	107,945	121,215	119,438

Gross Profit	71,297	85,978	76,118

Operating Expenses:
Marketing	31,572	33,022	28,998
Research and Engineering	16,032	18,172	14,684
General and Administrative	17,383	19,749	18,925
Impairment of Goodwill	4,296	—	—

	69,283	70,943	62,607

Operating Income	2,014	15,035	13,511
Interest Expense, net	(8,823)	(7,047)	(4,998)
Other Expense, net	(2,276)	(613)	(2,047)

(Loss) Income Before Provision for Income Taxes	(9,085)	7,375	6,466
Benefit (Provision) for Income Taxes	3,089	(2,214)	(1,810)

(Loss) Income Before Cumulative Effect of Change in Accounting Principle	(5,996)	5,161	4,656
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	(2,652)	—

Net (Loss) Income	$(5,996)	$2,509	$4,656

(Loss) Earnings Per Share
Basic
(Loss) Income Before Cumulative Effect of Change in Accounting Principle	$(.39)	$.35	$.32
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	(.18)	—

Net (Loss) Income	$(.39)	$.17	$.32

Diluted
(Loss) Income Before Cumulative Effect of Change in Accounting Principle	$(.39)	$.34	$.31
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	(.17)	—

Net (Loss) Income	$(.39)	$.17	$.31

The accompanying notes are an integral part of these consolidated financial statements.

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended April 30,
	2002	2001	2000
Cash Flows from Operating Activities:
Net (Loss) Income	$(5,996)	$2,509	$4,656
Adjustments to Reconcile Net (Loss) Income to Cash Provided by (Used in) Operating Activities:
Cumulative Effect of Change in Accounting Principle	—	2,652	—
Depreciation and Amortization	6,476	7,765	7,114
Deferred Income Taxes	(2,784)	(2,106)	290
Minority Interest	206	203	723
Provision for Losses on Trade Accounts Receivable	96	576	469
Provision for Slow Moving and Obsolete Inventory	188	371	387
Tax Effect of Exercised Stock Options	124	461	145
Stock Compensation	13	245	319
Impairment of Goodwill	4,296	—	—
Write-Down of Investments	1,327	—	—
Other	733	—	—
(Increase) Decrease in Operating Assets and Liabilities, Net of Effects of Business Combinations:
Receivables	192	(1,284)	(14,691)
Inventories	9,071	(6,624)	3,127
Other Current Assets	(3,017)	(2,644)	(1,041)
Accounts Payable	(3,645)	(406)	(3,795)
Accrued Payroll and Related Liabilities	(1,588)	474	(853)
Deferred Revenue	(230)	1,367	(412)
Customer Prepayments	498	(7,072)	5,552
Other Accrued Liabilities	6,744	2,002	(1,448)
Other Long-Term Assets	(7,104)	(4,092)	1,171

Cash Provided by (Used in) Operating Activities	5,600	(5,603)	1,713

Cash Flows From Investing Activities:
Expenditures For Property and Equipment	(8,752)	(5,778)	(6,569)
Payment for Business Combinations, Net of Cash Acquired	—	—	(4,499)
Other	697	(1,013)	(151)

Cash Used in Investing Activities	(8,055)	(6,791)	(11,219)

Cash Flows from Financing Activities:
(Repayments) Borrowings under Line of Credit Agreements, net	(23,540)	16,451	13,337
Payments of Long-Term Obligations	(8,654)	(1,948)	(3,953)
Borrowings on Long-Term Obligations	25,723	—	—
Proceeds from Issuance Of Warrants	9,277	—	—
Proceeds from Issuance Of Common Stock	1,631	2,372	317

Cash Provided by Financing Activities	4,437	16,875	9,701

Effect of Exchange Rate Changes	(1,670)	(4,056)	(4,215)

Increase (Decrease) in Cash And Cash Equivalents	312	425	(4,020)
Cash and Cash Equivalents at Beginning of Period	6,808	6,383	10,403

Cash and Cash Equivalents at End of Period	$7,120	$6,808	$6,383

Supplemental Disclosures of Cash Flow Information
Cash Paid during the Year for
Interest	$9,309	$6,906	$4,844
Income Taxes	1,395	3,080	1,882
Supplemental schedule of non-cash investing and financing activities
Business Combinations
Fair Value of Assets Acquired (Note 3)	—	—	$6,039
Net Cash Paid, Stock Issued and Notes Assumed for Assets Acquired	—	—	(4,499)

Liabilities Assumed	—	—	$1,540

The accompanying notes are an integral part of these consolidated financial statements.

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Common Stock
					Accumulated Other Comprehensive Loss
	Shares	Par Value	Capital In Excess of Par	Retained Earnings		Total Shareholders' Equity
Balances, April 30, 1999	14,666	$147	$40,260	$28,037	$(4,422)	$64,022
Components of Comprehensive Income:
Net Income				4,656		4,656
Unrealized Loss on Equity Securities Available for Sale, Net of Tax					(269)	(269)
Cumulative Translation Adjustment					(4,215)	(4,215)

Total Comprehensive Income						172

Exercise of Stock Options	70		317			317
Other			464			464

Balances, April 30, 2000	14,736	147	41,041	32,693	(8,906)	64,975
Components of Comprehensive Loss:
Net Income				2,509		2,509
Unrealized Loss on Equity Securities Available for Sale, Net of Tax					(116)	(116)
Cumulative Translation Adjustment					(4,056)	(4,056)

Total Comprehensive Loss						(1,663)

Exercise of Stock Options	367	4	2,368			2,372
Other			706			706

Balances, April 30, 2001	15,103	151	44,115	35,202	(13,078)	66,390
Components of Comprehensive Loss:
Net Loss				(5,996)		(5,996)
Realized Gain on Equity Securities Available for Sale, Net of Tax					925	925
Unrealized Loss on Cash Flow Hedges, Net of Tax					(10)	(10)
Cumulative Translation Adjustment					(1,670)	(1,670)

Total Comprehensive Loss						(6,751)

Exercise of Stock Options	179	2	1,629			1,631
Issuance of Stock Warrants			9,277			9,277
Other			137			137

Balances, April 30, 2002	15,282	$153	$55,158	$29,206	$(13,833)	$70,684

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three years ended April 30, 2002

(All tabular dollar amounts in thousands, except per share amounts)

Note 1—Summary of Significant Accounting Policies:

Principles of Consolidation

        The Consolidated Financial Statements include Flow International Corporation ("Flow" or the "Company"), and its wholly-owned subsidiaries, Flow Europe GmbH ("Flow Europe"), Foracon Maschinen und Anlagenbau GmbH & CO.KG ("Foracon"), Flow Asia Corporation ("Flow Asia"), Flow Automation Inc. ("Flow Automation"), Flow Japan Corporation ("Flow Japan"), Flow Software Technologies Ltd. ("Flow Software"), Flow Pressure Systems Västerås AB ("Pressure Systems"), Flow Holdings GmbH (SAGL) Limited Liability Company ("Flow Switzerland"), HydroDynamic Cutting Services, Spearhead Automated Systems ("Flow Robotic Systems"), Flow Latino Commercio Limitada ("Flow South America"), and a 50% owned joint venture, Flow Autoclave Systems, Inc. ("Flow Autoclave"). All significant intercompany transactions have been eliminated.

Operations

        The Company develops and manufactures ultrahigh-pressure ("UHP") waterjet cutting, cleaning and specialized robotic systems for the manufacturing, industrial and marine cleaning markets, as well as food safety systems for a wide variety of food products. The Company provides products to a wide variety of industries, including the automotive, aerospace, disposable products, food processing, job shop, marble, tile and other stone cutting, and paper industries. In addition, the Company provides isostatic and flexform presses to the automotive, aerospace, and medical industries and UHP processing equipment for food safety known as "Fresher Under Pressure"®. Equipment is designed, developed, and manufactured at the Company's principal facilities in Kent, Washington, and at manufacturing facilities in Bretten, Germany; Burlington, Canada; Columbus, Ohio; Hsinchu, Taiwan; Jeffersonville, Indiana; Wixom, Michigan and Västerås, Sweden. The Company markets its products to customers worldwide through its principal offices in Kent and its support offices in Brazil, Canada, China, Germany, Italy, Japan, Korea, Spain, Sweden, Switzerland, Taiwan, and the United Kingdom.

Revenue Recognition

        The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", as amended by SAB 101A and 101B (collectively "SAB 101"). SAB 101 requires that revenue can only be recognized when it is realized or realizable and earned. Revenue generally is realized or realizable and earned when all four of the following criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criterion (4) is based on the Company's judgments regarding the collectibility of those amounts. Should changes in conditions cause us to determine this criterion is not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. Under SAB 101, revenue for standard systems is recognized at the time the systems are installed. System sales are substantiated by signed customer contracts which quote a fixed price. Collectibility of accounts is reasonable assured at the time of sale. Prior to SAB 101 adoption in fiscal year 2001, the Company recognized revenue for standard systems upon shipment (Note 2). For consumables and products that do not require installation, revenues are recognized at the time of shipment.

        For non-standard and long lead time systems, including the Fresher Under Pressure technology, the Company recognizes revenues using the percentage of completion method in accordance with

Statement of Position 81-1 (SOP 81-1), "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Typical lead times for non-standard systems can range from six to 18 months. The Company uses the cost to cost method, measuring the costs incurred on a project at a specified date, as compared to the estimated total cost of the project. As manufacturing costs are incurred, a corresponding amount of unbilled revenue is recorded. The balance is reclassified to trade accounts receivable when a milestone is achieved and a customer billing is issued. The balance of trade accounts receivables and unbilled revenues will therefore vary based on the timing of completion on non-standard systems as well as the timing of the related billings to the respective customers.

        Revenues from equipment on lease are recognized as rental income in the period earned. Shipping revenues and expenses are recorded in revenue and costs of goods sold, respectively.

Cash Equivalents

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

Property and Equipment

        Property and equipment are stated at cost. Additions, leasehold improvements and major replacements are capitalized. When assets are sold, retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the statement of operations. Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets, which range from three to eleven years for machinery and equipment; three to nine years for furniture and fixtures and 19 years for buildings. Leasehold improvements are amortized over the shorter of the related lease term, or the life of the asset. Expenditures for maintenance and repairs are charged to expense as incurred.

Equipment Held for Lease

        Equipment Held for Lease is stated at cost and represents the Fresher Under Pressure equipment held for lease to food producers. When assets are sold, retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the statement of operations. Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets, which is five years.

Goodwill and Intangible Assets

        Effective May 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 141 ("FAS 141"), "Business Combinations" and Statement of Financial Accounting Standards

No. 142 ("FAS 142"), "Goodwill and Other Intangible Assets." FAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangibles in a business combination be recognized as assets separate from goodwill. In accordance with FAS 142, the Company amortizes identified intangible assets over their expected useful lives and does not amortize goodwill. At least once per year, the Company will compare the fair value of its reporting units, and, if necessary, the implied fair value of goodwill, with the corresponding carrying values. If necessary, the Company will record an impairment charge for any shortfall. The Company determines the fair value of its reporting units using a discounted cash flow model.

        Intangible assets, consisting primarily of patents, are amortized on a straight-line basis over the shorter of fifteen years, or the remaining life of the patent. The total carrying amount of intangible assets was $21,917,000 and $21,715,000 at April 30, 2002 and 2001, respectively. Accumulated amortization was $8,735,000 and $7,802,000 at April 30, 2002 and 2001, respectively.

        Aggregate amortization expense for the year ended April 30, 2002 amounted to $933,000. The estimated annual amortization expense is $933,000 for each year through April 30, 2006.

        For the year ended April 30, 2001, if amortization expense had not been taken on goodwill, net income of $2,509,000 would have increased by $1,180,000, basic earnings per share of $.17 would have increased by $.08, and diluted earnings per share of $.17 would have increased by $.07. For the year ended April 30, 2000, if amortization expense had not been taken on goodwill, net income of $4,656,000 would have increased by $1,552,000, basic earnings per share of $.32 would have increased by $.10, and diluted earnings per share of $.31 would have increased by $.10.

        In accordance with FAS 142, the Company conducted its annual impairment review of goodwill, which resulted in an impairment charge of $4,296,000 during the fourth quarter of fiscal 2002 for three reporting units. The impairment charge was associated with goodwill within the UHP Systems segment, which is discussed further in Note 16. Total goodwill allocated to the UHP Systems and Fresher Under Pressure segments was $16.3 million and $0 at April 30, 2002, and there have been no additions or other impairment charges taken on goodwill, aside from the charge discussed above.

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

Fair Value of Financial Instruments

        The carrying amount of all financial instruments on the balance sheet as of April 30, 2002 and 2001 approximates fair value. The carrying value of long-term obligations and notes payable approximates fair value because interest rates reflect current market conditions or are based on discounted cash flow analyses. The carrying value of the Company's investment in common stock of

Western Garnet International Ltd. ("Western Garnet") is at fair value based on the current market price of the common stock at April 30, 2002.

Concentration of Credit Risk

        In countries or industries where the Company is exposed to significant credit risk, sufficient collateral, including cash deposits and/or letters of credit, is required prior to the completion of a transaction. The Company does not believe there is a material credit risk beyond that provided for in the consolidated financial statements in the ordinary course of business. The Company makes use of foreign exchange contracts to cover some transactions denominated in foreign currencies, and does not believe there is an associated material credit or financial statement risk.

Warranty Liability

        Products are warranted to be free from material defects for a period of one year from the date of installation. Warranty obligations are limited to the repair or replacement of products. The Company's warranty accrual is reviewed quarterly by management for adequacy based upon recent shipments and historical warranty experience. Credit is issued for product returns upon receipt of the returned goods, or, if material, at the time of notification and approval.

Product Liability

        The Company is obligated under terms of its product liability insurance contracts to pay all costs up to deductible amounts. These costs are reported in general and administrative expenses and include insurance, investigation and legal defense costs. Legal settlements, if any, are included in Other Expense.

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

Minority Interest in Joint Venture

        The Company consolidates the operating results of its joint venture and includes income or expense associated with the minority interest in its joint venture as part of Other Expense, net in the accompanying Consolidated Statements of Operations.

Foreign Currency Translation

        The Company's subsidiaries have adopted the local currency of the country in which they operate as the functional currency. All assets and liabilities of these foreign subsidiaries are translated at year-end rates. Income and expense accounts of the foreign subsidiaries are translated at the average rates in effect during the year. Adjustments resulting from the translation of Flow Asia, Flow

Automation, Flow Europe, Foracon, Flow Japan, Flow South America, and Pressure Systems financial statements are recorded in the Accumulated Other Comprehensive Loss account in the Shareholders' Equity section of the accompanying Consolidated Balance Sheets.

        For the years ended April 30, 2002, 2001 and 2000, a net foreign exchange gain (loss) of $222,000, $675,000, and ($110,000), respectively, are included in Other Income (Expense), net, in the accompanying Consolidated Statements of Operations.

Basic and Diluted (Loss) Earnings Per Share

        Basic (loss) earnings per share represents net (loss) income available to common shareholders divided by the weighted average number of shares outstanding during the period. Diluted (loss) earnings per share represents net (loss) income available to common shareholders divided by the weighted average number of shares outstanding including the potentially dilutive impact of stock options, where appropriate. Common stock options are converted using the treasury stock method.

        The following table sets forth the computation of Basic and Diluted (loss) earnings per share for the years ended April 30, 2002, 2001 and 2000:

	Year Ended April 30,
	2002	2001		2000
Numerator:
Net (loss) income	$(5,996)		$2,509		$4,656

Denominator:
Denominator for basic (loss) earnings per share—weighted average shares	15,234		14,828		14,716
Dilutive potential common shares from employee stock options	—		281		411
Dilutive potential common shares from warrants	—		—		—

Denominator for diluted (loss) earnings per share—weighted average shares and assumed conversions	15,234		15,109		15,127

Basic (loss) earnings per share	$(.39)	$	..17	$	..32
Diluted (loss) earnings per share	$(.39)	$	..17	$	..31

        262,000 of potentially dilutive common shares from employee stock options and 789,000 of potentially dilutive shares from warrants have been excluded from the diluted weighted average share denominator for fiscal 2002 as their effect would be anti-dilutive.

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

Reclassifications

        Certain fiscal 2001 and 2000 amounts have been reclassified to conform with the 2002 presentation. These reclassifications had no effect on previously reported net income or cash flows.

Recently Issued Accounting Pronouncements

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("FAS 143"), "Accounting for Asset Retirement Obligations." FAS 143 provides accounting and reporting standards for recognizing obligations related to asset retirement costs associated with the retirement of tangible long-lived assets. Under FAS 143, legal obligations associated with the retirement of long-lived assets are to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the assets' useful life. Any subsequent changes to the fair value of the liability due to passage of time or changes in the amount or timing of estimated cash flows is recognized as an accretion expense. The Company will be required to adopt this statement no later than May 1, 2003. The Company does not expect this statement to have a material impact on its financial condition or results of operations.

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("FAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. FAS 144 supercedes FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." However, it retains the fundamental provisions of FAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Impairment of goodwill is not included in the scope of FAS 144 and will be treated in accordance with FAS 142. According to FAS 144, long-lived assets are to be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing or discontinued operations. The statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of segments of a business. The Company will be required to adopt this statement as of May 1, 2002. The Company does not expect this statement to have a material impact on its financial condition or results of operations.

        In May 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("FAS 145"), "Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002" which makes certain technical corrections and supersedes other technical guidance. Certain provisions are required to be adopted immediately, while other provisions are effective for transactions occurring after May 15, 2002. The Company does not expect adoption of FAS 145 to have a material impact on its financial position, results of operations and cash flows.

        In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("FAS 146"), "Accounting for Exit or Disposal Activities" addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". FAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect adoption of FAS 146 to have a material impact on its financial position, results of operations and cash flows.

Note 2—SAB 101 "Revenue Recognition" Implementation:

        During the third quarter of fiscal 2001, the Company adopted SAB 101 which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Under SAB 101, revenue recognition is delayed until after installation of the Company's standard UHP systems. Prior to SAB 101 adoption, the Company recognized revenue for standard systems upon shipment. Standard systems sales represent approximately one third of the Company's consolidated revenues. The remaining consolidated revenue represents either consumable parts sales for which revenue is recognized upon shipment, or special systems for which revenue is recognized under the percentage of completion, measured by the cost to cost method. The effect of this change in policy is quantified as a Cumulative Effect of Change in Accounting Principle, net of tax in the fiscal year ended April 30, 2001. Pro forma amounts for the periods beginning before May 1, 2000 have not been presented as the effect of the change in accounting principle could not be reasonably determined.

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

Note 4—Derivative Financial Instruments:

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

        The Company uses derivative instruments to manage exposures to foreign currency risks. The Company's objective for holding derivatives is to minimize foreign currency fluctuation risks using the most effective methods to eliminate or reduce the impacts of these exposures. The Company does not enter into speculative hedges. Counterparties to the Company's derivative financial instruments are credit worthy major financial institutions. The Company has not experienced any losses due to counterparty default.

        Certain forecasted transactions and assets are exposed to foreign currency risk. The Company monitors its foreign currency exposures regularly to maximize the overall effectiveness of its foreign currency hedge positions. The currency hedged is the Swedish Krona. As of April 30, 2002, the Company has $15,000 of pre-tax unrealized losses on foreign currency cash flow hedges. The financial impact of these hedges is expected to be realized into earnings over the next twelve months when the associated transactions are recorded as revenue. The actual amounts realized will vary based on future changes in foreign currency rates. The fair value of the forward exchange contracts is estimated by obtaining exchange rates from selected financial institutions.

        The total notional amount of the forward exchange contracts is $12.3 million and these expire at various times through April 2003.

Hedged Currency	Amount	Exchange Rate	Exchange Rate— 10% change	Difference
European Euro (EUR)	1,653,000	9.235	10.1585	SEK	1,527,000
British Pound (GBP)	1,780,000	14.912	16.4032		2,654,000
U.S. Dollar (USD)	8,201,000	10.218	11.2398		8,380,000

				SEK	12,561,000

        Hedge ineffectiveness, determined in accordance with FAS 133, had no impact on earnings for the year ended April 30, 2002. No fair value hedges or cash flow hedges were derecognized or discontinued for the year ended April 30, 2002. The adoption of FAS 133 was not significant to the Company's consolidated financial statements.

        Derivative gains and losses included in Other Comprehensive Loss (OCL) are reclassified into earnings each period as the related transactions are recognized into earnings. During the year ended April 30, 2002 the amount transferred from OCL to Other Income (Expense), net, was not significant.

Note 5—Related Party Transactions:

        In August 1992, the Company entered into a stock purchase agreement with Phenix and contributed cash and certain equipment valued at cost, amounting to $484,000. This investment was accounted for under the cost method. At April 30, 2002, the Company wrote off the investment as Phenix is in bankruptcy and the Company believes its investment is not recoverable. This write-down is included in Other Income (Expense), net. Currently, the Company's Chairman, President and Chief Executive Officer is a member of the board of directors of Phenix.

        The Company owns 369,791 shares or 2.7% of Western Garnet for which it paid $1.5 million. Western Garnet is publicly traded on the Toronto stock exchange. The Company classifies this investment as available-for-sale under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". This investment was made to secure a long-term relationship with the Company's supplier of its high quality garnet. Garnet is sold by the Company as a consumable used in abrasivejet cutting. Currently, the Company's Chairman, President and Chief Executive Officer is a member of the board of directors of Western Garnet, as of April 30, 2002 and 2001, the value of the Western Garnet investment is as follows:

	April 30, 2002	April 30, 2001
Aggregate Fair Value	$657,000	$98,000
Unrealized Loss, Net of Tax	—	901,000
Tax Component	—	501,000

        During the fourth quarter of fiscal 2002, the Company recorded a pre-tax charge of $843,000 related to the other than temporary impairment of the investment in Western Garnet as the stock price has decreased and is still below cost.

Note 6—Receivables:

        Receivables consist of the following:

	April 30,
	2002	2001
Trade Accounts Receivable	$39,042	$50,411
Unbilled Revenues	24,694	13,559

	63,736	63,970
Less: Allowance for Doubtful Accounts	(962)	(866)

	$62,774	$63,104

        Unbilled revenues consist of $5.5 million which are expected to be collected after one year.

Note 7—Inventories:

        Inventories consist of the following:

	April 30,
	2002	2001
Raw Materials and Parts	$26,986	$27,134
Work in Process	9,163	17,393
Finished Goods	13,807	14,177

	49,956	58,704
Less: Provision for Slow-Moving and Obsolete Inventory	(1,792)	(1,904)

	$48,164	$56,800

Note 8—Property and Equipment, and Equipment Held for Lease:

        Property and Equipment are as follows:

	April 30,
	2002	2001
Land and Buildings	$300	$300
Machinery and Equipment	30,598	29,156
Furniture and Fixtures	3,630	2,881
Leasehold Improvements	7,735	8,004
Construction in Progress	3,535	4,640

	45,798	44,981
Less: Accumulated Depreciation and Amortization	(28,802)	(29,046)

	$16,996	$15,935

        Equipment Held for Lease is as follows:

	April 30,
	2002	2001
Equipment Held for Lease	$7,365	$5,958
Less: Accumulated Depreciation and Amortization	(1,397)	(520)

	$5,968	$5,438

        For the years ended April 30, 2002, 2001 and 2000, the Company capitalized interest of $184,000, $385,000 and $371,000, respectively.

Note 9—Long-Term Obligations, Notes Payable and Liquidity:

        Long-term obligations are as follows:

	April 30,
	2002	2001
Credit Agreement	$56,418	$76,955
Subordinated Debt, net of Discount	26,443
Private Debt Placement	4,286	10,714
Term Loans Payable	592	2,518

	87,739	90,187
Less: Current Portion	(6,114)	(4,535)

	$81,625	$85,652

        Current notes payable are as follows:

	April 30,
	2002	2001
Pressure Systems Notes Payable	$374	$3,929

        In December 2000, the Company renegotiated its Credit Agreement. The Company's Credit Agreement provides for a revolving line of credit of up to $73 million, with several financial institutions, which expires on September 30, 2003. The amount that can be borrowed is limited based on certain debt covenant restrictions. The Company makes use of this credit facility to fund its operations during the course of the year. In fiscal 2002, the Company borrowed an aggregate of $70.5 million on this credit facility while repaying $94 million. Interest rates under the Credit Agreement are at the bank's prime rate or are linked to LIBOR, at the Company's option. The funded debt ratio determines the LIBOR based interest rate. The Company has borrowed $56.4 million under the Credit Agreement as of April 30, 2002, of which $4.4 million carries an interest rate of prime + 2% and the remainder carries an interest rate of LIBOR + 3.5%. Prime at April 30, 2002 was 4.75% and LIBOR was 1.875%. The Company pays 0.1% as an unused commitment fee. As of April 30, 2002, the Company had $17 million of domestic unused line of credit, subject to covenant restrictions.

        In May 2001, the Company signed a $35 million subordinated debt agreement with The John Hancock Life Insurance Company ("Hancock"). The agreement requires semi-annual interest only payments at 13% and two equal principal payments due on April 30, 2007, and April 30, 2008. In addition, the Company issued 859,523 warrants to purchase Flow common stock at $.01 per share to Hancock. The warrants have been valued at $9.3 million and have been recorded as a discount to the carrying value of the Long-Term Obligations in the accompanying Consolidated Balance Sheets. The warrants are fully vested and expire on April 30, 2008.

        The Private Debt Placement is a 10-year note with seven equal principal payments beginning in September 1999. The Company pays interest semi-annually at a fixed rate of 7.7%. During fiscal 2002, the Company elected to prepay $4,286,000 in addition to its regularly scheduled payment. The Credit

Agreement and Private Debt Placement are collateralized by a general lien on all of the Company's assets.

        The Company is required to comply with certain covenants relating to the Credit Agreement, Subordinated Debt and Private Debt Placement, including restrictions on dividends and transactions with affiliates, limitations on additional indebtedness, and maintenance of tangible net worth, working capital, fixed charge coverage, funded debt and debt service ratios. As of April 30, 2002, the Company was in compliance with all debt covenants, as amended. Additionally, the Company has amended its operating covenants for fiscal 2003 based on projected operating results.

        The Company has been able to satisfy its needs for working capital and capital expenditures, due in part to its ability to access adequate financing arrangements. The Company expects that operations will continue, with the realization of assets and discharge of liabilities in the ordinary course of business. Compliance with future debt covenants requires the Company to meet its operating projections, which include achieving certain revenues and consistent operating margins. If the Company is unable to comply with the amended debt covenants, and the Company's lenders are unwilling to waive or amend the debt covenants, certain components of the Company's long-term obligations and notes payable would become current, and the Company would be required to seek alternative financing. Alternative sources of financing may not be available if required or, if available, may not be on terms satisfactory to the Company. If the Company is unable to obtain alternative financing on satisfactory terms, it could have a material adverse effect on the Company's business, and the Company may be required to curtail capital spending, further reduce expenses and otherwise modify its planned operations.

        Included in Term Loans Payable is a German mark denominated loan of $405,000. The Company's principal bank has issued a $2.0 million standby letter of credit to the Company's German bank, to secure a credit facility for use by Flow Europe. Principal and interest are payable monthly at a rate of 4.75% through fiscal 2003. At April 30, 2002, Flow Europe had an unused $1.6 million credit facility.

        Current Notes Payable include:

        The $574,000 (C$900,000) Flow Automation credit facility, which is collateralized by trade accounts receivable and inventory, and is denominated in Canadian dollars at an interest rate of Canadian prime (4.0% at April 30, 2002) plus 0.5%. As of April 30, 2002, Flow Automation had no outstanding borrowings against this facility.

        A $4.89 million (50 million Swedish Krona) Pressure Systems line of credit which is collateralized by trade accounts receivable and inventory, at an interest rate of Swedish prime (4.25% at April 30, 2002) plus 0.75%. As of April 30, 2002, Pressure Systems has approximately $4.5 million available under this credit facility.

        Principal payments under long-term obligations for the next five years and thereafter are as follows: $6,114,000 in 2003, $55,182,000 in 2004, $0 in 2005 and 2006 and $17,500,000 in 2007 and thereafter.

Note 10—Income Taxes:

        The components of consolidated income (loss) before income taxes and the provision (benefit) for income taxes are as follows:

	Year Ended April 30,
	2002	2001	2000
(Loss) Income Before (Benefit) Provision for Income Taxes:
Domestic	$(9,593)	$2,365	$540
Foreign	508	5,010	5,926

Total	$(9,085)	$7,375	$6,466

        The (benefit) provision for income taxes comprises:

	Year Ended April 30,
	2002	2001	2000
Current:
Domestic	$(1,954)	$1,154	$137
State and Local	139	339	96
Foreign	1,510	2,827	1,287

Total	(305)	4,320	1,520
Deferred	(2,784)	(2,106)	290

Total	$(3,089)	$2,214	$1,810

        Net deferred tax assets (liabilities) comprise the following:

	April 30, 2002	April 30, 2001
Current:
Accounts receivable allowances	$129	$156
Inventory capitalization	232	223
Obsolete inventory	413	388
Vacation accrual	275	377
Net operating loss carryover	—	117
Business tax credits	271	219
Foreign tax credits	75	75
AMT credits	168	168
All other	492	234

Subtotal	2,055	1,957
Valuation allowance	(75)	(75)

Total Current Deferred Taxes	1,980	1,882

Long-term:
Fixed assets	568	580
Net operating loss carryover	5,010	2,133
Goodwill	410	4
State and foreign taxes	(566)	(566)
AMT credits	396	511
Unrealized loss	287	477
All other	(450)	652

Subtotal	5,655	3,791
Valuation allowance	(540)	(618)

Total Long-Term Deferred Taxes	5,115	3,173

Total Net Deferred Taxes	$7,095	$5,055

        A reconciliation of income taxes at the federal statutory rate to the (benefit) provision for income taxes is as follows:

	Year Ended April 30,
	2002	2001	2000
Income taxes at federal statutory rate	(34.0)%	34.0%	34.0%
Foreign sales corporation benefit	(1.8)	(3.0)	(2.5)
Foreign tax rate differences	(1.5)	(4.4)	(5.6)
Change in valuation allowances	(0.9)	(1.7)	(1.4)
State and local tax rate differences	1.0	3.1	0.7
Original issue discount amortization	2.2	—	—
Non deductible meals	0.9	1.5	1.1
Other	0.1	0.5	1.7

Income tax (benefit) provision	(34.0)%	30.0%	28.0%

        As of April 30, 2002, the Company had approximately $2.5 million of domestic net operating loss carryforwards to offset certain earnings for federal income tax purposes, of which the entire amount was currently available. This net operating loss carryforward expires in fiscal 2003. Net operating loss carryforwards in foreign jurisdictions amount to $9.6 million and do not expire.

        Due to current and estimated expected future earnings, the Company expects to utilize some but not all of its foreign net operating loss carryforwards. Therefore, the foreign valuation allowance associated with the net operating loss carryforward was increased by a net tax affected amount of $220,000 in fiscal 2002. The valuation allowance was reduced by $298,000 for other foreign adjustments.

        Provision has not been made for U.S. income taxes or foreign withholding taxes on $25 million of undistributed earnings of foreign subsidiaries. Those earnings have been and will continue to be reinvested. These earnings could become subject to additional tax if they were remitted as dividends, if foreign earnings were loaned to the Company or a U.S. affiliate, or if the Company should sell its stock in the subsidiaries.

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

Note 11—Stock Options: (Continued)

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

        All options become exercisable upon a change in control of the Company. Options have a two-year vesting schedule, and are generally granted with an exercise price equal to the fair market value of the Company's common stock on the date of grant. The maximum term of options is 10 years from the date of grant. During late fiscal 1999 and early fiscal 2000, the Board of Directors of the Company approved options for 272,171 shares which were priced at fair market value on the dates of Board approval, subject however to shareholder approval of a planned increase in the shares available under the 1995 LTI Plan. The grant date for these options occurred at the August 1999 shareholder meeting. Based upon the difference in fair market value between the Board of Directors approval date and grant date, compensation expense of $13,000, $245,000 and $319,000 was recorded during fiscal 2002, 2001 and 2000, respectively. The following chart summarizes the status of the options at April 30, 2002, which expire at various times through 2012:

	1984 Restated Plan	1987 Nonemployee Directors Plan	1991 SO Plan and 1995 LTI Plan	Total
Number of options outstanding	5,000	564,000	2,693,185	3,262,185
Number of options vested	5,000	564,000	1,737,845	2,306,845
Average exercise price per share of options outstanding	$5.50	$10.00	$9.55	$9.62

        The Company has adopted the disclosure only provisions of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock Based Compensation". Pro forma information regarding the net income or loss as calculated under FAS 123 has been determined as if the Company had accounted for its employee stock options under the fair value method. If the Company had elected to recognize compensation costs based on the fair value at the date of grant for awards in fiscal 2002,

2001, and 2000, consistent with the provisions of FAS 123, the Company's net (loss) income and (loss) earnings per Basic and Diluted share would have been reduced to the following pro forma amounts:

	Year Ended April 30:
	2002	2001	2000
Net (Loss) Income:
As reported	$(5,996)	$2,509	$4,656
Pro forma	$(7,965)	$17	$2,122
(Loss) Earnings Per Share—Basic:
As reported	$(0.39)	$0.17	$0.32
Pro forma	$(0.52)	$0.00	$0.14
(Loss) Earnings Per Share—Diluted:
As reported	$(0.39)	$0.17	$0.31
Pro forma	$(0.52)	$0.00	$0.14

        Such pro forma disclosures may not be representative of future compensation cost because options vest over two years and additional grants are made each year.

        The weighted-average fair values at the date of grant for options granted in fiscal 2002, 2001 and 2000 were estimated using the Black-Scholes option-pricing model, based on the following assumptions: (i) no expected dividend yields for fiscal years 2002, 2001 and 2000; (ii) expected volatility rates of 48.6%, 47.0% and 47.4% for fiscal 2002, 2001 and 2000, respectively; and (iii) expected lives of six years for fiscal 2002, 2001 and 2000. The risk-free interest rate applied to fiscal 2002, 2001 and 2000 was 4.8%, 5.6% and 6.7%, respectively.

        The following table summarizes information about stock options outstanding at April 30, 2002:

Range of Exercise Prices	Number Outstanding at April 30, 2002	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at April 30, 2002	Weighted-Average Exercise Price
$ 5.38 - $ 7.99	339,750	1.31 years	$5.92	339,750	$5.92
$ 8.00 - $10.00	1,368,895	5.22 years	9.20	917,250	9.08
$10.01 - $12.25	1,553,540	7.58 years	10.80	1,049,845	10.75

Total:	3,262,185	5.95 years	$9.62	2,306,845	$9.38

        The following table rolls forward the stock option activity for the years ended April 30:

	2002		2001		2000
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding—beginning of year	2,926,326	$9.40	2,856,083	$8.75	2,069,794	$8.10
Granted during the year:	530,645	10.08	595,690	10.94	892,202	9.89
Exercised during the year:	(178,682)	7.51	(366,847)	6.47	(70,530)	4.48
Forfeited during the year:	(16,104)	9.26	(158,600)	10.08	(35,383)	9.94

Outstanding, end of year	3,262,185	$9.62	2,926,326	$9.40	2,856,083	$8.75
Exercisable, end of year	2,306,845	$9.38	1,924,236	$8.85	1,953,549	$8.23
Weighted Average fair value of options granted during each period:		$5.29		$5.77		$6.16

        The following table presents the number of stock options and warrants that were and were not approved by stockholders as of April 30, 2002.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	2,306,845	$9.38	498,939
Equity compensation plans not approved by shareholders	—	—	—

Total	2,306,845	$9.38	498,939

Note 12—Voluntary Pension and Salary Deferral Plan:

        The Company has a 401(k) savings plan in which employees may contribute a percentage of their compensation. The Company makes contributions based on employee contributions and length of employee service. Company contributions and expenses under the plan for the years ended April 30, 2002, 2001, and 2000 were $869,000, $826,000, and $758,000, respectively.

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

Note 14—Commitments and Contingencies:

        The Company rents certain facilities and equipment under agreements treated for financial reporting purposes as operating leases. The majority of leases currently in effect are renewable for periods of two to five years. Rent expense under these leases was approximately $4.8 million for each of the years ended April 30, 2002, 2001 and 2000.

        Future minimum rents payable under operating leases for years ending April 30 are as follows:

Year Ending April 30,
2003	$4,108
2004	2,689
2005	2,515
2006	2,148
2007	1,815
Thereafter	837

$14,112

        The Company has been subject to product liability claims primarily through Spider, its former subsidiary that was sold in September 1997. To minimize the financial impact of product liability risks and adverse judgments, product liability insurance has been purchased in amounts and under terms considered acceptable to management.

        At any point in time covered by these financial statements, there are outstanding product liability claims against the Company, and incidents are known to management that may result in future claims. Management, in conjunction with internal legal counsel, as well as external counsel, periodically evaluates the merit of all claims, including product liability claims, as well as considering unasserted claims. The Company aggressively defends itself when warranted and applies the accounting and disclosure criteria of FAS 5, "Accounting for Contingencies" when evaluating its exposure to all claims.

The Company does not believe the effects of any claims will materially affect the financial position, results of operations or cash flows of the Company.

        Recoveries, if any, may be realized from indemnitors, codefendants, insurers or insurance guaranty funds. Management, based on estimates provided by the Company's legal counsel on such claims, believes its insurance coverage is adequate.

Note 15—Selected Quarterly Financial Data (unaudited):

Fiscal 2002 Quarters	First	Second	Third	Fourth	Total
Revenue	$46,602	$44,238	$41,483	$46,919	$179,242
Gross Profit	18,774	18,589	17,652	16,282	71,297
Net Income (Loss)	420	376	(505)	(6,287)	(5,996)
Earnings (Loss) Per share:
Basic	.03	.02	(.03)	(.41)	(.39)
Diluted	.03	.02	(.03)	(.41)	(.39)
Fiscal 2001 Quarters	First	Second	Third	Fourth	Total
Revenue	$58,792	$44,176	$50,351	$53,874	$207,193
Gross Profit	23,163	21,400	20,617	20,798	85,978
Net Income	79	1,235	594	601	2,509
Earnings Per share:
Basic	.01	.08	.04	.04	.17
Diluted	.01	.08	.04	.04	.17

Note 16—Operating Segment and Geographical Information:

        The Company has determined that its operating segments are those based upon the manner in which internal financial information is produced and evaluated by the chief operating decision makers. Additionally, certain geographical information is required regardless of how internal financial information is generated.

        Based changes to the reporting structure of the Company and how information is evaluated, management believes the Company operates within two reportable segments, Ultrahigh Pressure Systems (UHP Systems) and Fresher Under Pressure, as opposed to one segment previously. The UHP Systems segment includes cutting, cleaning and isostatic and flexform press operations, which are focused on providing total solutions for the aerospace, automotive, job shop, surface preparation and paper industries. The Fresher Under Pressure segment is focused on providing food technology solutions for food producers. Segment operating results are measured based on operating income (loss). Management has reclassified prior period amounts to reflect the current reporting structure.

        The table below presents information about the reported net (loss) income of the Company for the years ended April 30, 2002, 2001 and 2000. Asset information by reportable segment is not reported, since the Company does not produce such information internally.

	UHP Systems	Fresher Under Pressure	Eliminations	Total
2002
External revenue	$167,325	$11,917		$179,242

Inter-segment revenue	$809	$—	$(809)	$—

Depreciation and amortization	$5,463	$1,013		$6,476

Operating income (loss)	$10,392	$(8,378)		$2,014
Interest expense, income tax (provision) benefit and other items of income (expense)	(6,565)	(1,445)		(8,010)

Net income (loss)	$3,827	$(9,823)		$(5,996)

2001
External revenue	$192,518	$14,675		$207,193

Inter-segment revenue	$1,270	$—	$(1,270)	$—

Depreciation and amortization	$6,500	$1,265		$7,765

Operating income (loss)	$23,744	$(8,709)		$15,035
Interest expense, income tax (provision) benefit and other items of income (expense)	(11,800)	(726)		(12,526)

Net income (loss)	$11,944	$(9,435)		$2,509

2000
External Revenue	$188,405	$7,151		$195,556

Inter-segment revenue	$314	$—	$(314)	$—

Depreciation and amortization	$5,594	$1,520		$7,114

Operating income (loss)	$22,160	$(8,649)		$13,511
Interest expense, income tax (provision) benefit and other items of income (expense)	(7,842)	(1,013)		(8,855)

Net income (loss)	$14,318	$(9,662)		$4,656

        The table below presents the Company's operations and other financial information by geographical region:

	United States	Europe	Asia	Other Foreign	Adjustments & Eliminations	Consolidated
Fiscal 2002
Revenues:
Customers(1)	$94,354	$52,897	$14,916	$17,075	$—	$179,242
Inter-area(2)	17,926	14,298	1,350	856	(34,430)	—

Total revenues	$112,280	$67,195	$16,266	$17,931	$(34,430)	$179,242
Long-Lived Assets	$35,091	$26,839	$2,006	$5,779		$69,715
Fiscal 2001
Revenues:
Customers(1)	$125,095	$43,508	$18,588	$20,002	$—	$207,193
Inter-area(2)	25,861	21,908	2,388	1,102	(51,259)	—

Total revenues	$150,956	$65,416	$20,976	$21,104	$(51,259)	$207,193
Long-Lived Assets	$32,312	$26,161	$1,236	$8,598		$68,307
Fiscal 2000
Revenues:
Customers(1)	$102,603	$54,626	$16,490	$21,837	$—	$195,556
Inter-area(2)	23,128	21,797	1,187	1,622	(47,734)	—

Total revenues	$125,731	$76,423	$17,677	$23,459	$(47,734)	$195,556
Long-Lived Assets	$26,719	$28,604	$1,793	$9,187		$66,303

(1)
U.S. sales to unaffiliated customers in foreign countries were $6.5 million, $6.8 million and $5.7 million in fiscal 2002, 2001, and 2000, respectively.

(2)
Inter-area sales to affiliates represent products that were transferred between geographic areas at negotiated prices, which are consistent with the terms sales to third parties, that is, at current market prices. These amounts have been eliminated in the consolidation.

FLOW INTERNATIONAL CORPORATION

SCHEDULE VIII

VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

		Additions
Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions*	Balance at End of Period
Year Ended April 30:
Allowance for Doubtful Accounts
2002	$866	$651	$(12)	$(543)	$962
2001	899	576	40	(649)	866
2000	766	469	31	(367)	899
Provision for Slow-Moving and Obsolete Inventory
2002	$1,904	$348	$—	$(460)	$1,792
2001	1,903	371	(69)	(301)	1,904
2000	2,314	387	(45)	(753)	1,903

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
10.15*
Amendment Number Three to Amended and Restated Credit Agreement dated July 31, 2001 among Bank of America, N.A., U.S. Bank National Association, Keybank National Association, Bank of America, N.A., as agent for the lenders, and Flow International Corporation.

10.16*
Amendment Number Four to Amended and Restated Credit Agreement dated October 31, 2001 among Bank of America, N.A., U.S. Bank National Association, Keybank National Association, Bank of America, N.A., as agent for the lenders, and Flow International Corporation.
10.18*
First Amendment to Note Purchase Agreement dated October 31, 2001 among John Hancock Life Insurance Company, John Hancock Variable Life Insurance Company, Signature 4 Limited and Signature 5 L.P. and Flow International Corporation dated as of April 30, 2001.
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Independent Accountants

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOW INTERNATIONAL CORPORATION
July 29, 2002
/s/ RONALD W. TARRANT Ronald W. Tarrant Chairman, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on this 29th day of July, 2002.

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
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7a. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the three years ended April 30, 2002 (All tabular dollar amounts in thousands, except per share amounts)
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management.
  Item 13. Certain Relationships and Related Transactions.
PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES