Form 10-Q
period 2002-07-31
FLOW INTERNATIONAL CORP
filed 2002-09-16
CIK 713002

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended July 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                          to

Commission file number 0-12448

FLOW INTERNATIONAL CORPORATION

WASHINGTON	91-1104842
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

23500—64th Avenue South
Kent, Washington 98032
(253) 850-3500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The number of shares outstanding of common stock, as of August 23, 2002: 15,358,759 shares.

FLOW INTERNATIONAL CORPORATION

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	July 31, 2002	April 30, 2002
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$8,821	$7,120
Receivables, Net	57,968	62,774
Inventories	46,314	48,164
Deferred Income Taxes	1,749	1,980
Other Current Assets	11,090	11,608

Total Current Assets	125,942	131,646
Equipment Held for Lease, Net	5,271	5,968
Property and Equipment, Net	16,730	16,996
Intangible Assets, Net of Accumulated Amortization of $9,019 and $8,735, respectively	12,578	13,182
Goodwill	16,541	16,332
Deferred Income Taxes	6,678	5,115
Other Assets	17,560	17,237

	$201,300	$206,476

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes Payable	$2,844	$374
Current Portion of Long-Term Obligations	4,955	6,114
Accounts Payable	10,029	11,617
Accrued Payroll and Related Liabilities	4,575	4,844
Other Accrued Taxes	728	2,530
Deferred Revenue	3,854	3,613
Other Accrued Liabilities	9,964	14,920

Total Current Liabilities	36,949	44,012
Long-Term Obligations	85,139	81,625
Customer Deposits	8,388	7,909

Total Liabilities	130,476	133,546
Minority Interest	2,263	2,246

Stockholders’ Equity:
Series A 8% Convertible Preferred Stock—$.01 par value, 1,000,000 shares authorized, none issued
Common Stock—$.01 par value, 20,000,000 shares authorized, 15,358,759 shares outstanding at July 31, 2002 15,281,759 shares outstanding at April 30, 2002	154	153
Capital in Excess of Par	55,585	55,158
Retained Earnings	25,226	29,206
Accumulated Other Comprehensive Loss	(12,404)	(13,833)

Total Stockholders’ Equity	68,561	70,684

	$201,300	$206,476

See Accompanying Notes to
Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

	Three Months Ended July 31,
	2002	2001
Revenues	$40,477	$46,602
Cost of Sales	27,538	27,828

Gross Profit	12,939	18,774
Expenses:
Marketing	8,239	7,509
Research and Engineering	3,517	3,899
General and Administrative	4,628	4,280

	16,384	15,688

Operating (Loss) Income	(3,445)	3,086
Interest Expense, Net	2,174	2,094
Other Expense, Net	321	365

(Loss) Income Before Provision for Income Taxes	(5,940)	627
(Benefit) Provision for Income Taxes	(1,960)	207

Net (Loss) Income	$(3,980)	$420

Basic (Loss) Earnings Per Share	$(.26)	$.03

Diluted (Loss) Earnings Per Share	$(.26)	$.03

See Accompanying Notes to
Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Three Months Ended July 31,
	2002	2001
Cash Flows from Operating Activities:
Net (Loss) Income	$(3,980)	$420
Adjustments to Reconcile Net (Loss) Income to Cash Used in Operating Activities:
Depreciation and Amortization	2,197	1,711
Other Non-Cash Items	222	(47)
Decrease (Increase) in Assets	5,043	(4,035)
Decrease in Liabilities	(7,312)	(2,301)

Cash Used in Operating Activities	(3,830)	(4,252)

Cash Flows from Investing Activities:
Expenditures for Property and Equipment	(905)	(2,094)
Other	353	95

Cash Used in Investing Activities	(552)	(1,999)

Cash Flows from Financing Activities:
(Repayments) Borrowings under Line of Credit Agreements, Net	9,398	(28,897)
Payments of Long-Term Obligations	(4,793)	(768)
Proceeds from Long-Term Obligations	—	25,723
Proceeds from Issuance of Warrants	—	9,277
Proceeds from Issuance of Common Stock	428	1,033

Cash Provided by Financing Activities	5,033	6,368

Effect of Changes in Exchange Rates	1,050	(1,210)

Increase (Decrease) in Cash and Cash Equivalents	1,701	(1,093)
Cash and Cash Equivalents at Beginning of Period	7,120	6,808

Cash and Cash Equivalents at End of Period	$8,821	$5,715

See Accompanying Notes to
Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended July 31,
	2002	2001
Net (Loss) Income	$(3,980)	$420
Other Comprehensive Income (Loss):
Unrealized Gain on Equity Securities Available for Sale, Net of Tax	81	47
Unrealized Gain on Cash Flow Hedges, Net of Tax	298	—
Cumulative Translation Adjustment	1,050	(1,210)

Comprehensive Loss	$(2,551)	$(743)

See Accompanying Notes to
Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended July 31, 2002
(unaudited)

1.    Basis of Presentation

In the opinion of the management of Flow International Corporation (“the Company”), the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present the financial position, results of operations and cash flows of the Company. These interim financial statements do not include all information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, and should be read in conjunction with the April 30, 2002 consolidated financial statements included in the Company’s Annual Report filed with the Securities and Exchange Commission on Form 10-K. Operating results for the three months ended July 31, 2002 may not be indicative of future results.

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

The table below summarizes the weighted average shares outstanding for the Company for the three months ended July 31, 2002 and 2001:

	Three Months Ended July 31,
	2002	2001
	(in thousands)
Weighted Average Basic Shares Outstanding	15,316	15,172
Potentially Dilutive Common Shares from Employee Stock Options	—	393
Potentially Dilutive Common Shares from Warrants	—	583

Weighted Average Diluted Shares Outstanding	15,316	16,148

39,000 potentially dilutive common shares from employee stock options and 860,000 potentially dilutive shares from warrants have been excluded from the diluted weighted average share denominator for the quarter ended July 31, 2002 as their effect would be anti-dilutive.

3.    Segment Information

Based upon a change in reporting structure, the Company has redefined its two reportable segments, Flow Waterjet Systems and Avure Technologies, replacing the two previous reportable segments of UHP Systems and Fresher Under Pressure. The Flow Waterjet Systems segment includes cutting and cleaning operations, which are focused on providing

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

total solutions for the aerospace, automotive, job shop, surface preparation and paper industries. The Avure Technologies segment includes the Fresher Under Pressure® technology as well as the isostatic and flexform press (“General Press”) operations. The Fresher Under Pressure technology provides food safety and quality enhancement solutions for food producers, while the General Press business manufactures systems which produce and strengthen advanced materials for the aerospace, automotive and medical industries. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies included in the Company’s Annual Report filed with the Securities and Exchange Commission on Form 10-K. Segment operating results are measured based on income (loss) from operations.

A summary of operations by reportable segment is as follows:

	Three Months Ended July 31,
	2002	2001
	(in thousands)
Revenues
Flow Waterjet Systems	$31,301	$33,863
Avure Technologies	9,176	12,739

	$40,477	$46,602

Operating (Loss) Income
Flow Waterjet Systems	$(2,464)	$1,517
Avure Technologies	(981)	1,569

	$(3,445)	$3,086

4.    Receivables

Receivables consist of the following:

	July 31, 2002	April 30, 2002
	(in thousands)
Trade Accounts Receivable	$38,327	$39,042
Unbilled Revenues	21,220	24,694

	59,547	63,736
Less: Allowance for Doubtful Accounts	(1,579)	(962)

	$57,968	$62,774

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Inventories

Inventories consist of the following:

	July 31, 2002	April 30, 2002
	(in thousands)
Raw Materials and Parts	$25,228	$25,194
Work in Process	9,658	9,163
Finished Goods	11,428	13,807

	$46,314	$48,164

6.    New Accounting Pronouncements

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (“FAS 143”), “Accounting for Asset Retirement Obligations.” FAS 143 provides accounting and reporting standards for recognizing obligations related to asset retirement costs associated with the retirement of tangible long-lived assets. Under FAS 143, legal obligations associated with the retirement of long-lived assets are to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the assets’ useful life. Any subsequent changes to the fair value of the liability due to passage of time or changes in the amount or timing of estimated cash flows is recognized in the statement of operations as an accretion expense. The Company will be required to adopt FAS 143 no later than May 1, 2003. The Company does not expect FAS 143 to have a material impact on its financial condition or results of operations.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“FAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is effective for fiscal years beginning after December 15, 2001. FAS 144 supercedes FAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” However, it retains the fundamental provisions of FAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Impairment of goodwill is not included in the scope of FAS 144 and will be treated in accordance with FAS 142. According to FAS 144, long-lived assets are to be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing or discontinued operations. FAS 144 applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of segments of a business. The Company adopted FAS 144 as of May 1, 2002 without a material impact on its financial condition or results of operations.

In May 2002, the FASB issued Statement of Financial Accounting Standards No. 145 (“FAS 145”), “Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Technical Corrections as of April 2002” which makes certain technical corrections and supersedes other technical guidance. Certain provisions are required to be adopted immediately, while other provisions are effective for transactions occurring after May 15, 2002. The Company does not expect adoption of FAS 145 to have a material impact on its financial position, results of operations and cash flows.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“FAS 146”), “Accounting for Exit or Disposal Activities” addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. FAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect adoption of FAS 146 to have a material impact on its financial position, results of operations and cash flows.

7.    Reclassifications

Certain fiscal 2002 amounts have been reclassified to conform with the fiscal 2003 presentation.

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues for Flow International Corporation (“Flow” or the “Company”) for the three months ended July 31, 2002 were $40.5 million, a decrease of $6.1 million (13%) from the prior year same quarter resulting from the continued economic weakness affecting global spending in both Flow Waterjet Systems as well as Avure Technologies (“Avure”). Flow Waterjet Systems revenue decreased $2.6 million to $31.3 million for the three months ended July 31, 2002, as compared to the prior year same quarter, primarily due to the softness in the machine tool markets. Avure Technologies revenues posted a decrease of $3.6 million to $9.2 million for the same period, due to slowdown in the isostatic and flexform press (“General Press”) markets. Within the overall decrease in Avure revenue is an increase of $669,000 (20%) for our Fresher Under Pressure® food safety and fresh product applications.

Geographically, domestic cutting revenues amounted to $20.4 million for the three months ended July 31, 2002. This represents a decrease of 9% as compared to the prior year same period. This compares with the United States machine cutting tool market as a whole, which decreased 19% for the three months ended June 30, 2002 from a prior year all time low, as published in the Association for Manufacturing Technology’s June 2002 report. This continues to demonstrate that we are taking market share from our competitors during these difficult times. The stagnant economy has also caused decreased buying levels in the aerospace and automotive sectors which has impacted domestic cutting revenues.

Total European revenue declined compared to the prior year same quarter, posting decreases of $2.0 million (18%) for the three months ended July 31, 2002. Revenue amounted to $9.2 million for the three months ended July 31, 2002, accounting for 23% of total revenues. This decrease is attributable to lower manufacturing activity from reduced General Press orders during the current quarter. Asian revenue was $3.7 million for the three months ended July 31, 2002, a decrease of $234,000 (6%) as compared to the prior year same period. As a percentage of revenue, Asia accounted for 9% and 8% for the three months ended July 31, 2002 and 2001, respectively.

We also analyze our revenues by looking at systems sales versus consumables sales. In general, a system sale is comprised of a pump along with the robotics or articulation to move the cutting head, and may also include automation capabilities. Also included in systems sales are Fresher Under Pressure revenues and sales of General Press systems. Consumables represent parts used by the pump and cutting head during operation. Systems revenues for the three months ended July 31, 2002 were $26.4 million, a decrease of $8.4 million (24%), compared to the prior year same period, due to slowed capital spending in light of current economic conditions. Consumables revenues were $14.1 million for the three months ended July 31, 2002, a $2.2 million (19%) increase, compared to the prior year same period. This is due to increased machine utilization by our international Flow Waterjet Systems customers which has led to higher parts consumption, as well as increased purchases by Avure Technologies customers.

Included within Avure Technologies is the application of our UHP technology which exposes foods to pressures from 50,000 to over 100,000 psi for a short period of time, typically

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

30 seconds to several minutes. This process reduces food-borne pathogens such as Camplyobacter, E. coli, Listeria monocytogenes, salmonella and Vibro vulnificus. UHP achieves the effects of pasteurization on packaged foods, offering the greatest level of food safety with minimal effects on the nutrition, taste, texture, or color of food, while also extending shelf life. We can UHP process both non-pumpable and pumpable foods. For non-pumpable foods, such as meats, seafood, vegetables and fruits, we utilize our patented large wire-wound pressure vessel batch technology. For pumpable foods, we utilize a technology which features a ‘continuous flow’ concept whereby pumpable foods such as juice, salsas, guacamole, liquid eggs and salad dressings are pumped into the pressure chambers, pressurized and then pumped into the next stage of the process, such as bottling. This makes us the only supplier of complete UHP systems to the food industry. We anticipate selling the batch systems and selling and leasing the continuous flow systems. The leases have a fixed monthly charge plus a per gallon or per pound usage fee.

The largest emerging market for this UHP technology is the ready-to-eat processed industry. The USA produces in excess of 20 billion pounds of ready-to-eat meats annually and the industry is experiencing increased regulatory and consumer pressure to reduce risks associated with listeria monocytogenes. We expect to capture a significant portion of this market with its post-packaging UHP process.

Comparison of gross margin rates is dependent on the mix of sales revenue types, which includes special system, standard system and consumables sales within each segment. Consolidated gross profit for the three months ended July 31, 2002 was $12.9 million, a decrease of $5.8 million (31%) over the prior year same period. This decrease in gross margin dollar amounts is a function of decreased revenues during the current fiscal quarter. Gross profit expressed as a percentage of revenues (gross margin) was 32% for the quarter, down from 40% in the comparable prior year quarter. This gross margin decline is generally attributable to the overall decrease in sales revenue, combined with the effect of certain fixed manufacturing costs.

Operating expenses of $16.4 million increased $696,000 (4%) for the three months ended July 31, 2002, compared to the prior year same period. Marketing expenses increased $730,000 (10%) for the three months ended July 31, 2002 as compared to the prior year same period, primarily as a result of increased investment in the marketing infrastructure of Avure Technologies, which now has a complete sales team. Expressed as a percentage of revenue, marketing expense was 20% for the three months ended July 31, 2002, compared to the prior year same period of 16%. Research and engineering expenses decreased $382,000 (10%) for the three months ended July 31, 2002 as compared to the prior year same period due our continued global realignment of resources. Expressed as a percentage of revenue, research and engineering expenses were 9% for the three months ended July 31, 2002, compared to the prior year same period of 8%. General and administrative expenses increased $348,000 (8%) for the three months ended July 31, 2002, as compared to the prior year same period. This increase was due to Avure Technologies’ executive management team being in place in the current year as well as additional financing charges incurred during the quarter. Expressed as a percentage

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

of revenue, general and administrative expenses were 11% and 9% for the three months ended July 31, 2002 and 2001, respectively.

We recorded an operating loss of $3.4 million for the three months ended July 31, 2002, as compared to $3.1 million in operating income in the prior year same period.

Current quarter net interest expense increased $80,000 (4%) versus the prior year same period due to a higher average debt level related to development costs of the Fresher Under Pressure program, as well as higher weighted average cost of capital.

Based upon our expected tax position for fiscal 2002, a benefit for taxes for the three months ended July 31, 2002 has been provided at 33% of the pre-tax loss. This rate is reflective of the projected change in mix of pre-tax income to higher taxing jurisdictions and is consistent with the rate applied for the quarter ended July 31, 2001. The income tax rate was lower than the statutory rate in both the current and prior year due primarily to lower foreign tax rates and benefits from the foreign sales corporation.

We recorded a net loss in the first quarter of fiscal 2003 of $4.0 million, or $.26 basic and diluted loss per share as compared to net income of $420,000, or $.03 basic and diluted earnings per share in the prior year same period.

Business Segment Review

The Flow Waterjet Systems segment includes cutting and cleaning operations, which are focused on providing total solutions for the aerospace, automotive, job shop, surface preparation and paper industries. Revenue for the Flow Waterjet Systems segment for the three months ended July 31, 2002 was $31.3 million which represents a decrease of $2.6 million (8%) as compared to the prior year same period due to the current economic weakness felt globally which has affected capital spending. This shortfall was offset somewhat by stronger international consumables sales. Operating loss for Flow Waterjet Systems was $2.5 million for the first quarter fiscal 2003, as compared to operating income of $1.5 million in the prior year same period. Net loss was $2.6 million for the three months ended July 31, 2002, while Flow Waterjet Systems reported net income of $134,000 in the comparable prior year period. Diluted loss per share was $.17 for Flow Waterjet Systems for the three months ended July 31, 2002, as compared to diluted earning per share of $.01 in the prior year same quarter.

The Avure Technologies (“Avure”) segment includes the Fresher Under Pressure® technology as well as isostatic and flexform press (“General Press”) operations. Fresher Under Pressure is focused on providing food safety solutions for food producers, while the General Press business manufactures systems which produce and strengthen advanced materials for the aerospace, automotive and medical industries. Revenue for Avure Technologies amounted to $9.2 million for the three months ended July 31, 2002, a decrease of $3.6 million (28%) compared to the prior year same period. The primary reason for this quarterly decline is the reduced level of orders in General Presses. Within the overall decrease in Avure revenue is an

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

increase of $669,000 (20%) for our Fresher Under Pressure® food safety and fresh product applications. We have used internally developed estimates to determine the allocation of costs from the consolidated operations to Avure Technologies results of operations. Based on these estimates, the operating loss for the Avure Technologies segment was $981,000 in the first quarter of fiscal 2003 compared to operating income of $1.6 million in the prior year same quarter. Net loss was $1.4 million for the three months ended July 31, 2002, while we recorded net income of $286,000 in the comparable prior year period. Avure Technologies’ diluted loss per share was $.09 for the three months ended July 31, 2002 as compared to diluted earnings per share of $.02 in the prior year same period.

Liquidity and Capital Resources

We used cash in operations of $3.8 million during the three months ended July 31, 2002 compared to $4.3 million during the three months ended July 31, 2001. Our Credit Agreement and Private Placement require us to comply with certain previously amended financial covenants. As of July 31, 2002, we were in compliance with all such amended covenants. Covenant requirements include compliance with minimum tangible net worth values, funded debt ratios and debt to net worth ratios, as well as minimum debt coverage ratios. We have been able to satisfy our needs for working capital and capital expenditures, due in part to our ability to access adequate financing arrangements. We expect that operations will continue, with the realization of assets and discharge of liabilities in the ordinary course of business. Compliance with future debt covenants requires us to meet our operating projections, which include achieving certain revenues and consistent operating margins. If we are unable to comply with the amended debt covenants, and our lenders are unwilling to waive or amend the debt covenants, certain components of our long-term obligations and notes payable would become current, and we would be required to seek alternative financing. Alternative sources of financing may not be available if required or, if available, may not be on terms we find satisfactory. If we are unable to obtain alternative financing on satisfactory terms, it could have a material adverse effect on our business, and we may be required to curtail capital spending, further reduce expenses and otherwise modify our planned operations.

Receivables, net are comprised of trade accounts and unbilled revenues. At July 31, 2002, the receivables balance decreased $4.8 million (8%) from April 30, 2002. This change represented a decrease in Trade Accounts Receivable of $715,000 (2%) compounded by a decrease in Unbilled Revenues of $3.5 million (14%), resulting from the reduced order level in isostatic and flexform presses. In addition, we increased our allowance for doubtful accounts by $617,000 in response to the current economic climate. Receivables can be negatively impacted by the traditionally longer payment cycle outside the United States and the timing of billings and payments on large special system orders. We do not believe these timing issues will present a material adverse impact on our short-term liquidity requirements.

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

Inventories at July 31, 2002 decreased $1.9 million (4%) from April 30, 2002 due to concentrated efforts on inventory management to mitigate the impact of reduced sales.

New Accounting Pronouncements

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (“FAS 143”), “Accounting for Asset Retirement Obligations.” The statement provides accounting and reporting standards for recognizing obligations related to asset retirement costs associated with the retirement of tangible long-lived assets. Under this statement, legal obligations associated with the retirement of long-lived assets are to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset’s useful life. Any subsequent changes to the fair value of the liability due to passage of time or changes in the amount or timing of estimated cash flows is recognized as an accretion expense. We will be required to adopt FAS 143 no later than May 1, 2003. We are currently assessing the impact of FAS 143 on our financial position, results of operations and cash flows.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“FAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is effective for fiscal years beginning after December 15, 2001. This statement supersedes FAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” However, it retains the fundamental provisions of FAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Impairment of goodwill is not included in the scope of FAS No. 144 and will be treated in accordance with FAS No. 142, Goodwill and Other Intangible Assets.” According to FAS No. 144, long-lived assets are to be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing or discontinued operations. The statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of segments of a business. We will be required to adopt FAS 143 no later than May 1, 2002. We currently assessing the impact of FAS 143 on our financial position, results of operations and cash flows.

In May 2002, the FASB issued Statement of Financial Accounting Standards No. 145 (“FAS 145”), “Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002” which makes certain technical corrections and supersedes other technical guidance. Certain provisions are required to be adopted immediately, while other provisions are effective for transactions occurring after May 15, 2002. We do not expect adoption of FAS 145 to have a material impact on our financial position, results of operations and cash flows.

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“FAS 146”), “Accounting for Exit or Disposal Activities” addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. FAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect adoption of FAS 146 to have a material impact on our financial position, results of operations and cash flows.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk during the three months ended July 31, 2002. For additional information, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations as presented in the fiscal 2002 Form 10-K as filed with the SEC.

SAFE HARBOR STATEMENT:

Statements in this report that are not strictly historical are “forward-looking” statements which should be considered as subject to the many uncertainties that exist in the Company’s operations and business environment. These uncertainties, which include economic and currency conditions, market demand and pricing, competitive and cost factors, and the like, are set forth in the Flow International Corporation Form 10-K report for 2002 filed with the Securities and Exchange Commission.

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

None

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits—

10.1
Amendment Number Five to Amended and Restated Credit Agreement dated July 26, 2002 among Bank of America, N.A., U.S. Bank National Association, Keybank National Association, Bank of America, N.A., as agent for the lenders, and Flow International Corporation.

10.2
Amendment Number Six to Amended and Restated Credit Agreement dated August 23, 2002 among Bank of America, N.A., U.S. Bank National Association, Keybank National Association, Bank of America, N.A., as agent for the lenders, and Flow International Corporation.

10.3
Second Amendment to Note Purchase Agreement dated September 13, 2002 among John Hancock Life Insurance Company, John Hancock Variable Life Insurance Company, Signature 4 Limited and Signature 5 L.P. and Flow International Corporation dated as of April 30, 2001.

99.1	Certification of Chief Executive Officer and Chief Financial Officer

(b)  Reports on Form 8-K—None

FLOW INTERNATIONAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOW INTERNATIONAL CORPORATION

By:	/s/ RONALD W. TARRANT
Ronald W. Tarrant Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:    September 16, 2002

By:	/s/ MICHAEL R. O’BRIEN
Michael R. O’Brien Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date:    September 16, 2002