Form 10-Q
period 2002-10-31
FLOW INTERNATIONAL CORP
filed 2002-12-16
CIK 713002

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 0-12448

FLOW INTERNATIONAL CORPORATION

WASHINGTON	91-1104842
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23500 – 64th Avenue South
Kent, Washington 98032
(253) 850-3500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

The number of shares outstanding of common stock, as of November 29, 2002 is 15,358,759 shares.

FLOW INTERNATIONAL CORPORATION

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	October 31, 2002	April 30, 2002
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$7,419	$7,120
Receivables, Net	59,993	62,774
Inventories	44,745	48,164
Deferred Income Taxes	1,831	1,980
Other Current Assets	9,229	11,608

Total Current Assets	123,217	131,646
Equipment Held for Lease, Net	3,387	5,968
Property and Equipment, Net	16,052	16,996
Intangible Assets, Net of Accumulated Amortization of $9,294 and $8,735, respectively	12,077	13,182
Goodwill	16,545	16,332
Deferred Income Taxes	229	5,115
Other Assets	20,388	17,237

	$191,895	$206,476

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes Payable	$4,084	$374
Current Portion of Long-Term Obligations	92,005	6,114
Accounts Payable	9,894	11,617
Accrued Payroll and Related Liabilities	4,936	4,844
Other Accrued Taxes	973	2,530
Deferred Revenue	3,824	3,613
Other Accrued Liabilities	5,071	14,920

Total Current Liabilities	120,787	44,012
Long-Term Obligations	—	81,625
Customer Deposits	7,991	7,909

Total Liabilities	128,778	133,546

Minority Interest	2,337	2,246

Stockholders’ Equity:
Series A 8% Convertible Preferred Stock – $.01 par value, 1,000,000 shares authorized, none issued
Common Stock—$.01 par value, 20,000,000 shares authorized, 15,358,759 shares outstanding at October 31, 2002 15,281,759 shares outstanding at April 30, 2002	154	153
Capital in Excess of Par	55,598	55,158
Retained Earnings	17,343	29,206
Accumulated Other Comprehensive Loss	(12,315)	(13,833)

Total Stockholders’ Equity	60,780	70,684

	$191,895	$206,476

See Accompanying Notes to
Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

	Three Months Ended October 31,
	2002	2001
Revenues	$44,196	$44,238
Cost of Sales	28,585	25,969

Gross Profit	15,611	18,269
Expenses:
Marketing	8,040	7,735
Research and Engineering	3,111	3,388
General and Administrative	4,537	4,184

	15,688	15,307

Operating (Loss) Income	(77)	2,962
Interest Expense, Net	2,829	2,464
Other Expense (Income), Net	498	(63)

(Loss) Income Before Provision for Income Taxes	(3,404)	561
Provision for Income Taxes	(4,479)	(185)

Net (Loss) Income	$(7,883)	$376

Basic (Loss) Earnings Per Share	$(.51)	$.02

Diluted (Loss) Earnings Per Share	$(.51)	$.02

Weighted Average Shares Used in Computing Basic and Diluted (Loss) Earnings Per Share
Basic	15,359	15,236
Diluted	15,359	16,315

See Accompanying Notes to
Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

	Six Months Ended October 31,
	2002	2001
Revenues	$84,673	$90,840
Cost of Sales	56,123	53,797

Gross Profit	28,550	37,043
Expenses:
Marketing	16,279	15,244
Research and Engineering	6,628	7,287
General and Administrative	9,165	8,464

	32,072	30,995

Operating (Loss) Income	(3,522)	6,048
Interest Expense, Net	5,003	4,558
Other Expense, Net	819	302

(Loss) Income Before Provision for Income Taxes	(9,344)	1,188
Provision for Income Taxes	(2,519)	(392)

Net (Loss) Income	$(11,863)	$796

Basic (Loss) Earnings Per Share	$(.77)	$.05

Diluted (Loss) Earnings Per Share	$(.77)	$.05

Weighted Average Shares Used in Computing Basic and Diluted (Loss) Earnings Per Share
Basic	15,338	15,204
Diluted	15,338	16,243

See Accompanying Notes to
Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Six Months Ended October 31,
	2002	2001
Cash Flows from Operating Activities:
Net (Loss) Income	$(11,863)	$796
Adjustments to Reconcile Net (Loss) Income to Cash (Used in) Provided by Operating Activities:
Depreciation and Amortization	4,606	3,666
Valuation Reserve for Deferred Tax Assets	5,603	—
Other Non-Cash Items	1,142	793
Decrease (Increase) in Assets	3,360	(5,904)
(Decrease) Increase in Liabilities	(12,412)	851

Cash (Used in) Provided by Operating Activities	(9,564)	202

Cash Flows from Investing Activities:
Expenditures for Property and Equipment	(2,229)	(4,014)
Proceeds from Sale of Property and Equipment	2,695	—
Other	—	697

Cash Provided by (Used in) Investing Activities	466	(3,317)

Cash Flows from Financing Activities:
Borrowings (Repayments) under Line of Credit Agreements, Net	12,567	(27,477)
Payments of Long-Term Obligations	(4,828)	(3,288)
Proceeds from Long-Term Obligations	—	25,723
Proceeds from Issuance of Warrants	—	9,277
Proceeds from Issuance of Common Stock	428	1,164

Cash Provided by Financing Activities	8,167	5,399

Effect of Changes in Exchange Rates	1,230	(3,546)

Increase (Decrease) in Cash and Cash Equivalents	299	(1,262)
Cash and Cash Equivalents at Beginning of Period	7,120	6,808

Cash and Cash Equivalents at End of Period	$7,419	$5,546

See Accompanying Notes to
Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands)

	Three Months Ended October 31,
	2002	2001
Net (Loss) Income	$(7,883)	$376
Other Comprehensive Income (Loss):
Unrealized Gain (Loss) on Equity Securities Available for Sale, Net of Tax	113	(9)
Unrealized Loss on Cash Flow Hedges, Net of Tax	(204)	(2,006)
Cumulative Translation Adjustment	180	(2,327)

Comprehensive Loss	$(7,794)	$(3,966)

	Six Months Ended October 31,
	2002	2001
Net (Loss) Income	$(11,863)	$796
Other Comprehensive Income (Loss):
Unrealized Gain (Loss) on Equity Securities Available for Sale, Net of Tax	194	(37)
Unrealized Gain (Loss) on Cash Flow Hedges, Net of Tax	94	(2,006)
Cumulative Translation Adjustment	1,230	(3,463)

Comprehensive Loss	$(10,345)	$(4,710)

See Accompanying Notes to
Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended October 31, 2002
(unaudited)

1.    Basis of Presentation and Recent Developments

In the opinion of the management of Flow International Corporation (“the Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring items, necessary to fairly present the financial position, results of operations and cash flows of the Company. These interim financial statements do not include all information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, and should be read in conjunction with the April 30, 2002 consolidated financial statements included in the Company’s Annual Report filed with the Securities and Exchange Commission on Form 10-K. Operating results for the three and six months ended October 31, 2002 may not be indicative of future results.

The Company’s CEO announced his intention to retire in August 2002 and in September 2002 the Company announced that he officially stepped down from the Board of Directors and from the CEO position. He continues to serve as President, focusing on customers, sales and marketing through the appointment of a new President. Kathryn L. Munro, a member of the Board of Directors, was appointed Chairman of Board and the search for a new CEO began immediately. In addition, the office of the Chief Operating Officer was formed to include four principal corporate executives. The former CEO, upon the effective date of his resignation, is under contract to provide consulting services at the Company’s request, primarily in the area of sales and customer relationship management through May 6, 2005.

On November 27, 2002, the Company announced the hiring of Stephen R. Light, who will assume the role of President and CEO, effective January 3, 2003. Mr. Light will be employed on a part time basis until January 3, 2003. The Board has directed Mr. Light by January 31, 2003 to assess the ongoing role of the former CEO and determine, in consultation with the Board, what, if any, services the former CEO should provide over the remaining term of his contract. If it is determined that the former CEO’s scope of responsibility will be substantially diminished, the Company will have to expense some, or all, of the contractual consulting fees aggregating up to approximately $1 million.

In October 2002, the Company entered into the eighth amendment to its Senior Credit Agreement (the “Credit Agreement”). This amendment requires the Company to provide additional security interests consisting of bank control agreements, interests in Flow subsidiaries’ stock and landlord consents. The Company is nearing completion of all required actions by the eighth amendment and expects to have this completed by December 31, 2002.

At October 31, 2002, the Company was in violation of its “Fixed Charges Coverage” ratio covenant with its Senior and Subordinated Lenders (collectively, “Lenders”). The Company is working with its Lenders and expects to obtain forbearances from them within 30 days of the filing of this report with regard to this covenant through April 30, 2003. A forbearance is

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

not a waiver or amendment of the covenant, however it indicates the Lenders do not intend to exercise their default remedies. The Company expects that the forbearances will allow the Company continued borrowing capacity under the Credit Agreement, which expires on September 30, 2003. Because the expiration date is less than a year from October 31, 2002, the $66 million balance outstanding under the Credit Agreement is classified as current as of October 31, 2002. During its third fiscal quarter, the Company expects to begin the renewal process on its Credit Agreement with its Senior Lenders. The outstanding Senior Subordinated debt of $26 million is also classified as current at October 31, 2002 as a result of the Company’s violation of its “Fixed Charges Coverage” ratio covenant. The Company anticipates that it will be in violation of additional covenants at January 31, 2003, the end of its third fiscal quarter. The Company intends to request additional forbearances from its Lenders on the other defaulted covenants.

If the Company does not obtain a forbearance from its Lenders with regard to its current default or is out of compliance at January 31, 2003 and cannot obtain an additional forbearance or negotiate an amendment to the existing line of credit by January 31, 2003, its Lenders would be in the position to exercise default remedies which include applying a default interest rate of prime plus 7% (11.75% at October 31, 2002) and calling the debt. If the debt were called, it is unlikely the Company would be in a position to pay off its Lenders and would be subject to the authority of its Lenders as provided in the credit and subordinated private placement agreements. The Company’s Lenders may pursue any number of plans to reduce the outstanding debt, including a liquidation of some or all of the Company’s assets.

In order to improve its financial position and increase the likelihood that the Lenders will grant the forbearances discussed above and agree to negotiate a new credit facility, the Company has already taken some measures to reduce headcount and operating costs and continues to explore a number of additional options to improve cash flow and profitability. These include areas of operational cost reduction, facility and physical operations analysis, sale of non-core businesses, quicker collection of accounts receivable and a reduction of inventory levels. Some of the actions the Company may take could entail asset write-offs or require recognition of future liabilities.

There can be no assurance that the efforts discussed above will be successful, particularly that the Lenders will grant the described forbearances or that credit facilities will be available to the Company or that such funding will be available upon acceptable terms.

The lease on the Company’s Kent manufacturing facility expires in December 2002. The Company has been unable to reach mutually agreeable renewal terms with its current landlord and will be continuing in its current facility in a month-to-month holdover capacity, either until the Company enters into a new lease with the current landlord or until the Company finds new lease space. The rental expenses during the holdover tenancy are 138% of the current lease expenses. This will result in a monthly increase of $35,000.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Should the landlord elect to terminate the month-to-month tenancy prior to the time the Company has entered into a new lease and choose to exercise its eviction right, the Company may be unable to manufacture its high-pressure pumps and related components until it finds suitable space where it can continue to manufacture the pumps and components. Currently, none of the Company’s other facilities are set up to produce these parts. As a result, the Company runs the risk that it could not fill order requests. However, the local real estate market in the Kent area is quite favorable to a lessee and, should the landlord terminate the holdover tenancy, the Company anticipates being able to secure alternate facilities within a short period of time and at a rental rate equal to or less than the rental that will be paid during the holdover tenancy. If it were necessary for the Company to move its operations to another location, the Company would incur substantial costs to move.

2.    Earnings (Loss) Per Share

Basic earnings per share represents net income available to common stockholders divided by the weighted average number of shares outstanding during the period. Diluted earnings per share represents net income available to common stockholders divided by the weighted average number of shares outstanding including the potentially dilutive impact of stock options and warrants, except when the effect of their inclusion would be anti-dilutive.

The table below summarizes the weighted average shares outstanding for the Company for the three and six months ended October 31, 2002 and 2001:

	Three Months Ended October 31,
	2002	2001
	(in thousands)
Weighted Average Basic Shares Outstanding	15,359	15,236
Potentially Dilutive Common Shares from Employee Stock Options	—	219
Potentially Dilutive Common Shares from Warrants	—	860

Weighted Average Diluted Shares Outstanding	15,359	16,315

	Six Months Ended October 31,
	2002	2001
Weighted Average Basic Shares Outstanding	15,338	15,204
Potentially Dilutive Common Shares from Employee Stock Options	—	320
Potentially Dilutive Common Shares from Warrants	—	719

Weighted Average Diluted Shares Outstanding	15,338	16,243

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There were no potentially dilutive common shares from employee stock options for the three and six months ended October 31, 2002. A total of 860,000 potentially dilutive shares from warrants have been excluded from the diluted weighted average share denominator for the three and six months ended October 31, 2002 as their effect would be anti-dilutive.

3.    Segment Information

Based upon a change in reporting structure effective May 1, 2002, the Company has redefined its two reportable segments, Flow Waterjet Systems and Avure Technologies, replacing the two previous reportable segments of UHP Systems and Fresher Under Pressure. The Flow Waterjet Systems segment includes cutting and cleaning operations, which are focused on providing total solutions for the aerospace, automotive, job shop, surface preparation and paper industries. The Avure Technologies segment includes the Fresher Under Pressure® technology, as well as the isostatic and flexform press (“General Press”) operations. The Fresher Under Pressure technology provides food safety and quality enhancement solutions for food producers, while the General Press business manufactures systems which produce and strengthen advanced materials for the aerospace, automotive and medical industries. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies included in the Company’s Annual Report filed with the Securities and Exchange Commission on Form 10-K. Segment operating results are measured based on income (loss) from operations.

A summary of operations by reportable segment is as follows:

	Three Months Ended October 31,
	2002	2001
	(in thousands)
Revenues
Flow Waterjet Systems	$34,712	$32,853
Avure Technologies	9,484	11,385

	$44,196	$44,238

Operating Income (Loss)
Flow Waterjet Systems	$1,686	$2,091
Avure Technologies	(1,763)	871

	$(77)	$2,962

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six Months Ended October 31,
	2002	2001
Revenues
Flow Waterjet Systems	$66,013	$66,716
Avure Technologies	18,660	24,124

	$84,673	$90,840

Operating (Loss) Income
Flow Waterjet Systems	$(778)	$3,818
Avure Technologies	(2,744)	2,230

	$(3,522)	$6,048

4.    Receivables

Receivables consist of the following:

	October 31, 2002	April 30, 2002
	(in thousands)
Trade Accounts Receivable	$35,935	$39,042
Unbilled Revenues	25,469	24,694

	61,404	63,736
Less: Allowance for Doubtful Accounts	(1,411)	(962)

	$59,993	$62,774

5.    Inventories

Inventories consist of the following:

	October 31, 2002	April 30, 2002
	(in thousands)
Raw Materials and Parts	$22,894	$25,194
Work in Process	9,383	9,163
Finished Goods	12,468	13,807

	$44,745	$48,164

6.    Income Taxes

The Company’s German subsidiary, Flow Europe, has incurred losses in each of the past three years and a long-term deferred tax asset was recorded as a result of those losses. Based on original projections, the Company expected Flow Europe to be profitable, which would enable the Company to utilize the long-term deferred tax assets. Due to unforeseen production difficulties and lower than expected sales, the Company has concluded that Flow Europe will incur a net loss in this current fiscal year. Accordingly, during the quarter ended October 31, 2002, the Company recorded a full valuation reserve for these long-term deferred tax assets totaling $5.2 million. Additionally, the Company has a deferred tax asset related to current domestic net operating losses that expires during the current fiscal year. The Company has provided a $400,000 valuation reserve against a portion of this

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

deferred tax asset, as management believes that a portion of the net operating loss will expire before it can be used. The total valuation reserve of $5.6 million is included in the Provision for Income Taxes in the Consolidated Statement of Operations and shown as a reduction of Long-Term Deferred Income Taxes on the Consolidated Balance Sheet. The German net operating losses can be carried forward indefinitely to offset German profits in future periods.

7.    Debt

In October 2002, the Company entered into the eighth amendment to its Senior Credit Agreement (the “Credit Agreement”). This amendment requires the Company to provide additional security interests consisting of bank control agreements, interests in Flow subsidiaries’ stock and landlord consents. The Company is nearing completion of all required actions by the eighth amendment and expects to have this completed by December 31, 2002.

At October 31, 2002, the Company was in violation of its “Fixed Charges Coverage” ratio covenant with its Senior and Subordinated Lenders (collectively, “Lenders”). The Company is working with its Lenders and expects to obtain forbearances from them within 30 days of the filing of this report with regard to this covenant through April 30, 2003. A forbearance is not a waiver or amendment of the covenant, however it indicates the Lenders do not intend to exercise their default remedies. The Company expects that the forbearances will allow the Company continued borrowing capacity under the Credit Agreement, which expires on September 30, 2003. Because the expiration date is less than a year from October 31, 2002, the $66 million balance outstanding under the Credit Agreement is classified as current as of October 31, 2002. During its third fiscal quarter, the Company expects to begin the renewal process on its Credit Agreement with its Senior Lenders. The outstanding Senior Subordinated debt of $26 million is also classified as current at October 31, 2002 as a result of the Company’s violation of its “Fixed Charges Coverage” ratio covenant. The Company anticipates that it will be in violation of additional covenants at January 31, 2003, the end of its third fiscal quarter. The Company intends to request additional forbearances from its Lenders on the other defaulted covenants.

If the Company does not obtain a forbearance from its Lenders with regard to its current default or is out of compliance at January 31, 2003 and cannot obtain an additional forbearance or negotiate an amendment to the existing line of credit by January 31, 2003, its Lenders would be in the position to exercise default remedies which include applying a default interest rate of prime plus 7% (11.75% at October 31, 2002) and calling the debt. If the debt were called, it is unlikely the Company would be in a position to pay off its Lenders and would be subject to the authority of its Lenders as provided in the credit and subordinated private placement agreements. The Company’s Lenders may pursue any number of plans to reduce the outstanding debt, including a liquidation of some or all of the Company’s assets.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There can be no assurance that the efforts discussed above will be successful, particularly that the Lenders will grant the described forbearances or that credit facilities will be available to the Company or that such funding will be available upon acceptable terms.

8.    New Accounting Pronouncements

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (“FAS 143”), “Accounting for Asset Retirement Obligations.” FAS 143 provides accounting and reporting standards for recognizing obligations related to asset retirement costs associated with the retirement of tangible long-lived assets. Under FAS 143, legal obligations associated with the retirement of long-lived assets are to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset’s useful life. Any subsequent changes to the fair value of the liability due to passage of time or changes in the amount or timing of estimated cash flows is recognized in the statement of operations as an accretion expense. The Company will be required to adopt FAS 143 no later than May 1, 2003. The Company does not expect FAS 143 to have a material impact on its financial condition, results of operations or cash flows.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“FAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, which was adopted by the Company as of May 1, 2002. FAS 144 supercedes FAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” However, it retains the fundamental provisions of FAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Impairment of goodwill is not included in the scope of FAS 144 and will be treated in accordance with FAS 142. According to FAS 144, long-lived assets are to be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing or discontinued operations. FAS 144 applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of segments of a business. The adoption had no material impact on the Company’s financial condition, results of operations or cash flows.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“FAS 146”), “Accounting for Exit or Disposal Activities” which addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity (including Certain Costs Incurred in a Restructuring)”. FAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect adoption of FAS 146 to have a material impact on its financial position, results of operations and cash flows.

In November 2002, The FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in the guarantee. FIN 45 also elaborates on the disclosures to be made by a guarantor in both interim and annual financial statements about its obligations under certain guarantees that it has issued. The Company does not expect that adoption of FIN 45 will have a material impact on its financial position, results of operations or cash flows.

9.    Reclassifications

Certain fiscal 2002 amounts have been reclassified to conform to the fiscal 2003 presentation.

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

Our CEO announced his intention to retire in August 2002 and in September 2002 we announced that he officially stepped down from the Board of Directors and from the CEO position. He continues to serve as President, focusing on customers, sales and marketing through the appointment of a new President. Kathryn L. Munro, a member of the Board of Directors, was appointed Chairman of Board and the search for a new CEO began immediately. In addition, the office of the Chief Operating Officer was formed to include four principal corporate executives. The former CEO, upon the effective date of his resignation, is under contract to provide consulting services upon our request, primarily in the area of sales and customer relationship management through May 6, 2005.

On November 27, 2002, we announced the hiring of Stephen R. Light, who will assume the role of President and CEO, effective January 3, 2003. Mr. Light will be employed on a part time basis until January 3, 2003. The Board has directed Mr. Light by January 31, 2003 to assess the ongoing role of the former CEO and determine, in consultation with the Board, what, if any, services the former CEO should provide over the remaining term of his contract. If it is determined that the former CEO’s scope of responsibility will be substantially diminished, we will have to expense some, or all, of the contractual consulting fees aggregating up to approximately $1 million.

In October 2002, we entered into the eighth amendment to our Senior Credit Agreement (the “Credit Agreement”). This amendment requires us to provide additional security interests consisting of bank control agreements, interests in Flow subsidiaries’ stock and landlord consents. We are nearing completion of all required actions by the eighth amendment and expect to have this completed by December 31, 2002.

At October 31, 2002, we were in violation of our “Fixed Charges Coverage” ratio covenant with our Senior and Subordinated Lenders (collectively, “Lenders”). We are working with our Lenders and expect to obtain forbearances from them within 30 days of the filing of this report with regard to this covenant through April 30, 2003. A forbearance is not a waiver or amendment of the covenant, however it indicates the Lenders do not intend to exercise their default remedies. We expect that the forbearances will allow us continued borrowing capacity under the Credit Agreement, which expires on September 30, 2003. Because the expiration date is less than a year from October 31, 2002, the $66 million balance outstanding under the Credit Agreement is classified as current as of October 31, 2002. During its third fiscal quarter, we expect to begin the renewal process on our Credit Agreement with the Senior Lenders. The outstanding Senior Subordinated debt of $26 million is also classified as current at October 31, 2002 as a result of the violation of our “Fixed Charges Coverage” ratio covenant. We anticipate that we will be in violation of additional covenants at January 31, 2003, the end of our third fiscal quarter. We intend to request additional forbearances from our Lenders on the other defaulted covenants.

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

If we do not obtain a forbearance from our Lenders with regard to our current default or are out of compliance at January 31, 2003 and cannot obtain an additional forbearance or negotiate an amendment to the existing line of credit by January 31, 2003, our Lenders would be in the position to exercise default remedies which include applying a default interest rate of prime plus 7% (11.75% at October 31, 2002) and calling the debt. If the debt were called, it is unlikely we would be in a position to pay off our Lenders and we would be subject to the authority of our Lenders as provided in the credit and subordinated private placement agreements. Our Lenders may pursue any number of plans to reduce the outstanding debt, including a liquidation of some or all of our assets.

In order to improve our financial position and increase the likelihood that the Lenders will grant the forbearances discussed above and agree to negotiate a new credit facility, we have already taken some measures to reduce headcount and operating costs and continue to explore a number of additional options to improve cash flow and profitability. These include areas of operational cost reduction, facility and physical operations analysis, sale of non-core businesses, quicker collection of accounts receivable and a reduction of inventory levels. Some of the actions we may take could entail asset write-offs or require recognition of future liabilities.

There can be no assurance that the efforts discussed above will be successful, particularly that the Lenders will grant the described forbearances or that credit facilities will be available to us or that such funding will be available upon acceptable terms.

The lease on our Kent manufacturing facility expires in December 2002. We have been unable to reach mutually agreeable renewal terms with our current landlord and will be continuing in our current facility in a month-to-month holdover capacity, either until we enter into a new lease with the current landlord or until we find new lease space. Our rental expenses during the holdover tenancy are 138% of our current lease expenses. This will result in a monthly increase of $35,000. Should our landlord elect to terminate the month-to-month tenancy prior to the time we have entered into a new lease and choose to exercise its right to evict us, we may be unable to manufacture our high-pressure pumps and related components until we find suitable space where we can continue to manufacture the pumps and components. Currently, none of our other facilities are set up to produce these parts. As a result, we run the risk that we could not fill order requests. However, the local real estate market in our area is quite favorable to a lessee and, should the landlord terminate the holdover tenancy, we anticipate being able to secure alternate facilities within a short period of time and at a rental rate equal to or less than the rental that will be paid during the holdover tenancy. If it were necessary for us to move our operations to another location, we would incur substantial costs to move.

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

Operational Data as a Percentage of Sales

	Three Months Ended October 31,		Six Months Ended October 31,
	2002	2001	2002	2001
Revenue	100%	100%	100%	100%
Cost of Sales	65%	59%	66%	59%

Gross Profit	35%	41%	34%	41%
Expenses:
Marketing	18%	17%	19%	17%
Research & Engineering	7%	8%	8%	8%
General & Administrative	10%	9%	11%	9%

	35%	34%	38%	34%
Operating Income (Loss)	0%	7%	(4%)	7%
Interest Expense, net	6%	6%	6%	5%
Other Expense, net	1%	0%	1%	1%

(Loss) Income Before Provision for Income Taxes	(7%)	1%	(11%)	1%
Provision for Income Taxes	(10%)	(0%)	(3%)	(0%)

Net (Loss) Income	(17%)	1%	(14%)	1%

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

Segment Overview

Dollars in thousands, except per share data

	Three months ended October 31, 2002			Three months ended October 31, 2001
	Flow Waterjet Systems	Avure Technologies	Consolidated	Flow Waterjet Systems	Avure Technologies	Consolidated
Revenues	$34,712	$9,484	$44,196	$32,853	$11,385	$44,238
Cost of Sales	21,820	6,765	28,585	19,613	6,356	25,969

Gross Profit	12,892	2,719	15,611	13,240	5,029	18,269
Operating Expenses	11,206	4,482	15,688	11,149	4,158	15,307

Operating Income (Loss)	1,686	(1,763)	(77)	2,091	871	2,962
Interest Expense, Net	1,503	1,326	2,829	1,587	877	2,464
Other Expense (Income), Net	156	342	498	(115)	52	(63)

Income (Loss) Before (Provision) Benefit for Income Taxes	27	(3,431)	(3,404)	619	(58)	561
(Provision) Benefit for Income Taxes	(5,612)	1,133	(4,479)	(204)	19	(185)

Net (Loss) Income	$(5,585)	$(2,298)	$(7,883)	$415	$(39)	$376

Diluted (Loss) Earnings Per Share	$(0.36)	$(0.15)	$(0.51)	$0.03	$(0.01)	$0.02

	Six months ended October 31, 2002			Six months ended October 31, 2001
	Flow Waterjet Systems	Avure Technologies	Consolidated	Flow Waterjet Systems	Avure Technologies	Consolidated
Revenues	$66,013	$18,660	$84,673	$66,716	$24,124	$90,840
Cost of Sales	43,882	12,241	56,123	40,191	13,606	53,797

Gross Profit	22,131	6,419	28,550	26,525	10,518	37,043
Operating Expenses	22,909	9,163	32,072	22,707	8,288	30,995

Operating (Loss) Income	(778)	(2,744)	(3,522)	3,818	2,230	6,048
Interest Expense, Net	2,664	2,339	5,003	2,836	1,722	4,558
Other Expense, Net	367	452	819	78	224	302

(Loss) Income Before (Provision) Benefit for Income Taxes	(3,809)	(5,535)	(9,344)	904	284	1,188
(Provision) Benefit for Income Taxes	(4,346)	1,827	(2,519)	(298)	(94)	(392)

Net (Loss) Income	$(8,155)	$(3,708)	$(11,863)	$606	$190	$796

Diluted (Loss) Earnings Per Share	$(0.53)	$(0.24)	$(0.77)	$0.04	$0.01	$0.05

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

Overall, our six months consolidated operating loss is $3.5 million, which consists of a $778,000 loss from our Waterjet Systems and $2.7 million from our Avure Technologies segment. The Waterjet Systems’ operating loss is attributable primarily to our German operation whose cost structure is disproportionate to its current sales activity. We are presently addressing this issue. The down cycle in the General Press business along with low margin Fresher Under Pressure sales contributed to the Avure Technologies loss.

Revenue Summary:

	Three months ended October 31,			Six months ended October 31,
	2002	2001	% Change	2002	2001	% Change
	(In thousands)
Segment breakdown:
Flow Waterjet Systems:
Systems	$21,969	$21,348	3%	$40,872	$44,298	(8%)
Consumable parts and services	12,743	11,505	11%	25,141	22,418	12%

	34,712	32,853	6%	66,013	66,716	(1%)
Avure Technologies
Fresher Under Pressure	4,207	575	632%	8,315	3,975	109%
General Press	5,277	10,810	(51%)	10,345	20,149	(49%)

	9,484	11,385	(17%)	18,660	24,124	(23%)

	$44,196	$44,238	0%	$84,673	$90,840	(7%)

Consolidated Geographic breakdown:
United States	$24,867	$22,782	9%	$48,155	$50,723	(5%)
Rest of Americas	4,104	2,782	48%	8,439	6,383	32%
Europe	9,618	14,538	(34%)	18,780	25,673	(27%)
Asia	5,607	4,136	36%	9,299	8,061	15%

	$44,196	$44,238	0%	$84,673	$90,840	(7%)

Revenues

Flow Waterjet Systems.    The Flow Waterjet Systems segment includes cutting and cleaning operations, which are focused on providing total solutions for the aerospace, automotive, job shop, surface preparation (cleaning) and paper industries. The 6% quarterly increase in Flow Waterjet Systems revenue was fueled by strong performance of our US Waterjet shapecutting (job shop) business with the introduction of our Dynamic Waterjet cutting head on our most popular platform, the Flying Bridge. US shapecutting revenues recorded a $1.8 million or 17% revenue improvement over the prior year period. This section of our business continues to outperform the domestic machine cutting tool market, which recorded a 33% quarterly decline, according to the Association for Manufacturing Technology and demonstrates the ongoing market share gains that Flow waterjets are making on conventional metal cutting because of the productivity enhancements generated by our equipment’s flexibility. This increase in shapecutting business was offset by continued weakness in the domestic aerospace and automotive sectors. For the six months ended October 31, 2002, domestic Waterjet Systems revenues were down 13% for the reasons noted above.

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

On a worldwide basis, Waterjet Systems revenue growth was positively impacted by Asia, whose revenues were up 36% and 15% for the three and six months ended October 31, 2002, respectively, compared to the prior year comparative periods. These increases were driven largely by sales into China. Additionally, in Korea, changes in lending policies have provided capital to small and mid-sized businesses – FLOW’s traditional customers. Despite Japan’s ongoing economic weakness, we had success selling to surface preparation companies in that country.

Waterjet Systems’ revenues in Europe posted an improvement over the prior year quarterly period of 15% while registering a 9% increase for the six months ended October 31, 2002 as compared to the prior year same period, in response to a change in sales strategy being implemented.

We also analyze our Waterjet Systems revenues by looking at systems sales versus consumables sales. In general, a system sale is comprised of a pump along with the robotics or articulation to move the cutting head, and may also include automation capabilities. Consumables represent parts used by the pump and cutting head during operation. Systems revenues for the three months ended October 31, 2002 were $22.0 million, an increase of $700,000 (3%), compared to the prior year same period due to positive domestic shapecutting sales, as well as improved Asian sales offset by decreased activity in the North American aerospace and automotive sector. Year-to-date systems sales decreased $3.4 million (8%) over the prior year amount due to the soft first quarter results and the continued weak demand in aerospace and automotive. Consumables revenues were $12.7 million for the three months ended October 31, 2002, a $1.2 million (11%) increase, compared to the prior year same period. This is due to increases in machine utilization by our Waterjet Systems customers which has led to higher parts consumption. This was also evident in year-to-date results which show a 12% increase or $2.7 million versus the six months ended October 31, 2001.

Avure Technologies Revenues.    The Avure Technologies segment includes the Fresher Under Pressure® technology as well as isostatic and flexform press (“General Press”) operations. Fresher Under Pressure is focused on providing food safety solutions for food producers, while the General Press business manufactures systems out of Sweden which produce and strengthen advanced materials for the aerospace, automotive and medical industries. As expected, the decrease in Avure Technologies revenues resulted from reduced General Press revenues. For the three months ended October 31, 2002, Fresher Under Pressure revenues were up $3.6 million to $4.2 million from the prior year quarter. For the three months ended October 31, 2002, General Press revenues were down 51% from $10.8 million for the prior year comparable period to $5.3 million. The majority of this decreased revenue is in Europe and accordingly net consolidated revenues in Europe are down over the prior year quarter. We anticipate this weakness in General Press sales will continue throughout the remainder of the fiscal year. General Press revenues will vary from quarter to quarter due to the nature of their sales and production cycle. The sales cycle on a general press can range from one to four years and have a manufacturing period of 12 to 18 months. We anticipate a rebound in this business line in fiscal 2004 based on the historical timing of sales cycles and current quotation activity.

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

For the six months ended October 31, 2002, the decrease in Avure Technologies revenues is a result of lower General Press revenues. Fresher Under Pressure revenues increased $4.3 million to $8.3 million, while General Press revenues decreased $9.8 million or 49%.

Cost of Sales and Gross Margins.    Comparison of gross margin rates is dependent on the mix of sales revenue types, which includes special system, standard system and consumables sales. Gross margin for the quarter of $15.6 million was 35% of revenues, as compared to margin dollars of $18.3 million or 41% of revenues in the prior year quarter. Both of our business segments experienced decreased margins. The Waterjet Systems margin drop was primarily attributable to weaker margins in our automation and aerospace business. The decrease in Avure margins resulted from the sales of the continuous feed systems at substantially reduced margins because of a change in our product focus. Avure Technologies is focusing its future sales efforts in the Ready to Eat Meats and Meals industry, which are serviced with our batch technology. As such, we are selling off the remaining continuous system inventory. Excluding these sales, the Avure Technologies gross margin percentage for the quarter would have been 41%. For the six months ended October 31, 2002, gross margin amounted to $28.6 million or 34% of revenues compared to gross margin of $37.0 million (41% of revenues) for the six months ended October 31, 2001. The decrease in margin dollars is a function of the decrease in revenues while the impact on margin percentages also includes decreased first quarter margins in our European Waterjet Systems operations.

Marketing Expenses.    Marketing expenses increased $305,000 (4%) and $1.0 million (7%) for the three and six months ended October 31, 2002, respectively, as compared to the prior year same periods, primarily as a result of increased investment in the marketing infrastructure of Avure Technologies, which now has a complete sales team, as well as our attendance at the bi-annual IMTS tradeshow. Expressed as a percentage of revenue, marketing expense was 18% for the three months ended October 31, 2002, compared to the prior year same period of 17%. For the six months ended October 31, 2002, marketing expenses amounted to 19% compared to 17% for the comparative prior year period.

Research and Engineering Expenses.    Research and engineering expenses decreased $277,000 (8%) and $659,000 (9%) for the three and six months ended October 31, 2002, respectively, as compared to the prior year same periods due to our focused global realignment of resources. Expressed as a percentage of revenue, research and engineering expenses were 7% and 8% for the three and six months ended October 31, 2002, respectively, compared to the prior year same periods of 8%.

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

General and Administrative Expenses.    General and administrative expenses increased $353,000 (8%) and $704,000 (8%) for the three and six months ended October 31, 2002, respectively, as compared to the prior year same periods. These increases were due to Avure Technologies’ executive management team being in place for all of the current year, and only part of the prior year period, as well as additional charges associated with the requirements specified in the eighth amendment to the Senior Credit Agreement during the quarter and year-to-date periods. Expressed as a percentage of revenue, general and administrative expenses were 10% and 9% for the three months ended October 31, 2002 and 2001, respectively, while amounting to 11% and 9% for the six months ended October 31, 2002 and 2001, respectively.

Operating Loss.    We recorded an operating loss of $77,000 for the three months ended October 31, 2002, as compared to $3.0 million in operating income in the prior year same period. Our operating loss for the six months ended October 31, 2002 amounted to $3.5 million as compared to a $6.0 million profit in the prior year period.

Interest and Other Expense, net.    Current quarter and year-to-date net interest expense increased $365,000 (15%) and $445,000 (10%), respectively, versus the prior year same periods due to a higher average debt level related to development costs of the Fresher Under Pressure technology, as well as higher weighted average cost of capital. Included in Other Expense are realized foreign exchange transaction gains and losses as well as changes in the value of our Western Garnet investment.

Income Taxes.    Based upon our expected tax position for fiscal 2003, a benefit for taxes for the three and six months ended October 31, 2002 has been provided at 33% of the pre-tax loss, excluding the losses from our German subsidiary, Flow Europe. Due to unforeseen production difficulties and lower than expected sales, we have concluded that Flow Europe will incur a net loss in this current fiscal year in addition to the prior three years of losses. Accordingly, during the quarter ended October 31, 2002, we recorded a full valuation reserve for these deferred tax assets totaling $5.2 million. Additionally, we have a deferred tax asset related to current domestic net operating losses that expire during the current fiscal year. We have provided a $400,000 valuation reserve against a portion of this deferred tax asset, as we believe that a portion of the net operating loss will expire before it can be used. The total valuation reserve of $5.6 million is included in the Provision for Income Taxes in the Consolidated Statement of Operations and shown as a reduction of Long-Term Deferred Income Taxes on the Consolidated Balance Sheet. The German net operating losses can be carried forward indefinitely to offset German profits in future periods. The income tax rate was lower than the statutory rate in both the current and prior year due primarily to lower foreign tax rates and benefits from the foreign sales corporation.

Net Loss.    Our consolidated net loss in the second quarter of fiscal 2003 amounted to $7.9 million, or $.51 basic and diluted loss per share as compared to net income of $376,000, or $.02 basic and diluted earnings per share in the prior year same period. Excluding the effect of the $5.6 million valuation reserve, our consolidated net loss would have been $2.3 million or $.15 basic and diluted loss per share. Flow Waterjet Systems reported a net loss of $5.6 million or $.36 versus net income of $415,000 or $.03 in the comparable prior year period. We have used internally developed estimates to determine the allocation of costs from the consolidated

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

operations to Avure Technologies’ results of operations. Based on these estimates, the net loss for Avure Technologies was $2.3 million or $.15 in the second quarter of fiscal 2003 compared to a net loss of $39,000 or $.01 in the prior year same quarter. Consolidated net loss for the six months ended October 31, 2002 was $11.9 million or $.77 per diluted share, while we recorded net income of $796,000 or $.05 per diluted share in the comparable prior year period. Flow Waterjet Systems accounted for $8.2 million or $.53 per diluted share of the fiscal 2003 year-to-date net loss while Avure Technologies’ net loss was $3.7 million or $.24 per diluted share. During the six months ended October 31, 2001, Flow Waterjet Systems and Avure Technologies contributed net income of $606,000 and $190,000 or $.04 and $.01 per diluted share, respectively.

Liquidity and Capital Resources

We used $9.6 million of cash in operating activities during the six months ended October 31, 2002 compared to $202,000 of cash generated for the six months ended October 31, 2001, caused primarily by the cumulative losses recorded during the current fiscal period. Adding back non-cash expenses for depreciation and amortization, our valuation reserve on the deferred tax assets and other items, our operations used cash of $512,000 for the six months ended October 31, 2002. Cash was positively impacted from the reduction in assets, including receivables and inventory, of $3.5 million, but was reduced through cash uses of $12.4 million related to liability reduction, primarily accrued liabilities.

Receivables, net are comprised of trade accounts and unbilled revenues. At October 31, 2002, the receivables balance decreased $2.8 million (4%) from April 30, 2002. This change represented a decrease in Trade Accounts Receivable of $3.1 million (8%) from collection of several large accounts offset by an increase in Unbilled Revenues of $775,000 (3%). Receivables can be negatively impacted by the traditionally longer payment cycle outside the United States and the timing of billings and payments on large special system orders. We do not believe these timing issues will present a material adverse impact on our short-term liquidity requirements. A significant portion of unbilled receivables relates to equipment and systems accounted for on a percentage of completion basis. Because of the lead-time to build and deliver such equipment, ultimate collection of such accounts can be subject to changing customer business and economic conditions.

Avure Technologies has provided long-term financing to several customers. The associated notes receivable are classified in Other Long-Term Assets. At October 31, 2002, long-term notes receivable have increased $2.1 million from April 30, 2002 to $10.4 million. Of this balance, $8.9 million relates to several standard system purchases by one customer. To date, we have received all scheduled principal and interest payments from the customer and we expect this to continue. In the event the customer should default on its payments, we have the ability to repossess the equipment and resell it.

Inventories at October 31, 2002 decreased $3.4 million (7%) from April 30, 2002 due to concentrated efforts on inventory management to match inventory to expected output levels.

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

The decrease in Other Accrued Liabilities at October 31, 2002 of $9.8 million from April 30, 2002 is the result of the reduction in General Press customers’ prepayments of $5.8 million given the current down cycle of the industry. Additionally, we have experienced a reduction in our worldwide tax liability.

Our Credit Agreement is our primary source of external funding. At October 31, 2002, we were in violation of our “Fixed Charges Coverage” ratio covenant with our Senior and Subordinated Lenders (collectively, “Lenders”). We are working with our Lenders and expect to obtain forbearances from them within 30 days of the filing of this report with regard to this covenant through April 30, 2003. A forbearance is not a waiver or amendment of the covenant, however it indicates the Lenders do not intend to exercise their default remedies. We expect that the forbearances will allow us continued borrowing capacity under the Credit Agreement, which expires on September 30, 2003. Because the expiration date is less than a year from October 31, 2002, the $66 million balance outstanding under the Credit Agreement is classified as current as of October 31, 2002. During its third fiscal quarter, we expect to begin the renewal process on our Credit Agreement with the Senior Lenders. The outstanding Senior Subordinated debt of $26 million is also classified as current at October 31, 2002 as a result of the violation of our “Fixed Charges Coverage” ratio covenant. We anticipate that we will be in violation of additional covenants at January 31, 2003, the end of our third fiscal quarter. We intend to request additional forbearances from our Lenders on the other defaulted covenants.

If we do not obtain a forbearance from our Lenders with regard to our current default or are out of compliance at January 31, 2003 and cannot obtain an additional forbearance or negotiate an amendment to the existing line of credit by January 31, 2003, our Lenders would be in the position to exercise default remedies which include applying a default interest rate of prime plus 7% (11.75% at October 31, 2002) and calling the debt. If the debt were called, it is unlikely we would be in a position to pay off our Lenders and we would be subject to the authority of our Lenders as provided in the credit and subordinated private placement agreements. Our Lenders may pursue any number of plans to reduce the outstanding debt, including a liquidation of some or all of our assets.

There can be no assurance that the efforts discussed above will be successful, particularly that the Lenders will grant the described forbearances or that credit facilities will be available to us or that such funding will be available upon acceptable terms.

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

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies, refer to Note 1 of Notes to Consolidated Financial Statements in the April 30, 2002 Form 10-K.

Revenue Recognition

For standard systems and consumable and services sales, we recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements”, as amended by SAB 101A and 101B. SAB 101 requires that revenue can only be recognized when it is realized or realizable and earned. Revenue generally is realized or realizable and earned when all four of the following criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criterion (4) is based on our judgments regarding the collectibility of those amounts. Should changes in conditions cause us to determine this criterion is not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

For non-standard and long lead time systems, including the Fresher Under Pressure and General Press technology, we recognize revenues using the percentage of completion method in accordance with Statement of Position 81-1 (“SOP 81-1”), “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” We use the cost to cost method, measuring the costs incurred on a project at a specified date, as compared to the estimated total cost of the project. Revenues from equipment on lease are recognized as rental income in the period earned. Shipping revenues and expenses are recorded in revenue and costs of goods sold, respectively.

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

Valuation of Deferred Tax Assets

We review our deferred tax assets regularly to determine their realizability. When pervasive evidence exists that it is more likely than not that we will be unable to realize a deferred tax asset, we will set up a valuation allowance against the asset based on our estimate of the amount which will likely not be realizable.

Impairment of Goodwill

We evaluate acquired businesses for potential impairment indicators as of our fiscal year-end. Our judgments regarding the existence of impairment indicators are based on expected operational performance of our operating and acquired businesses, market conditions and legal factors. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with these businesses is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Legal Contingencies

At any time, we may be involved in certain legal proceedings. As of October 31, 2002, we have accrued our estimate of the probable costs for the resolution of these claims. This estimate has been developed in consultation with outside legal counsel and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. We do not believe these proceedings will have a material adverse effect on our consolidated financial position. However, it is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions, or the effectiveness of our strategies, related to these proceedings.

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

New Accounting Pronouncements

New accounting pronouncements are disclosed in Note 8 of the Condensed Consolidated Financial Statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk during the three and six months ended October 31, 2002. For additional information, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations as presented in the fiscal 2002 Form 10-K as filed with the SEC.

Item 4.    Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) within 90 days of the filing date of this quarterly report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

SAFE HARBOR STATEMENT:

Statements in this report that are not strictly historical are “forward-looking” statements which should be considered as subject to the many uncertainties that exist in the Company’s operations and business environment. These uncertainties, which include economic and currency conditions, market demand and pricing, competitive and cost factors, the completion of agreements with the Company’s lenders, the availability of alternate facilities, improvements in the General Press market, and the like, are set forth in the Flow International Corporation Form 10-K report for 2002 filed with the Securities and Exchange Commission.

FLOW INTERNATIONAL CORPORATION

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

The Company is party to various legal actions incident to the normal operations of its business, none of which is believed to be material to the financial condition, results of operations or cash flows of the Company.

Item 2.    Changes in Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

At October 31, 2002, the Company was in violation of its “Fixed Charge Coverage” ratio covenant with its senior and subordinated lenders. See “Management’s Discussion and Analysis” and Notes 1 and 7 of the Condensed Consolidated Financial Statements.

Item 4.    Submission of Matters to a Vote of Security Holders

The Company held its 2002 Annual Meeting of Stockholders on August 28, 2002. At the meeting, three directors, Kathryn L. Munro, Sandra F. Rorem and Dean D. Thornton were elected to three-year terms ending with the 2005 Annual Meeting of Stockholders receiving, respectively, 9,014,885, 9,045,110 and 9,012,526 votes in favor with 995,774, 965,549 and 998,133 votes withheld, respectively. Directors continuing in their current capacity are: Ronald. D. Barbaro, Daniel J. Evans, Arlen I. Prentice, J. Michael Ribaudo and Kenneth M. Roberts.

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits –

10.1
Amendment Number Seven to Amended and Restated Credit Agreement dated September 23, 2002 among Bank of America, N.A., U.S. Bank National Association, Keybank National Association, Bank of America, N.A., as agent for the lenders, and Flow International Corporation.

10.2
Amendment Number Eight to Amended and Restated Credit Agreement dated October 11, 2002 among Bank of America, N.A., U.S. Bank National Association, Keybank National Association, Bank of America, N.A., as agent for the lenders, and Flow International Corporation.

99.1	Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

FLOW INTERNATIONAL CORPORATION

(b)	Reports on Form 8-K –

The Company filed a Form 8-K dated November 13, 2002 announcing the appointment of Richard P. Fox to its Board of Directors. The Company also announced that Michael R. O’Brien, Chief Financial Officer, was leaving the company to take a position with a Seattle-based medical device company. Finally, the Company announced that the search for a CEO is proceeding well.

The Company filed a Form 8-K dated November 27, 2002 announcing the Board of Directors has appointed Stephen R. Light as President and CEO of the company, effective January 3, 2003.

FLOW INTERNATIONAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOW INTERNATIONAL CORPORATION

Date: December 16, 2002	/S/ KATHRYN L. MUNRO
Kathryn L. Munro Chairman (Principal Executive Officer)

Date: December 16, 2002	/S/ STEPHEN D. REICHENBACH
Stephen D. Reichenbach Interim Chief Financial Officer (Principal Financial Officer)

FLOW INTERNATIONAL CORPORATION

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Kathryn L. Munro, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Flow International Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ KATHRYN L. MUNRO	Dated December 16, 2002
Kathryn L. Munro Principal Executive Officer

FLOW INTERNATIONAL CORPORATION

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Stephen D. Reichenbach, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Flow International Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ STEPHEN D. REICHENBACH	Dated December 16, 2002
Stephen D. Reichenbach Principal Financial Officer