Form 10-Q/A
period 2002-10-31
FLOW INTERNATIONAL CORP
filed 2003-03-28
CIK 713002

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

23500 – 64th Avenue South

Kent, Washington 98032

(253) 850-3500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

The number of shares outstanding of common stock, as of March 21, 2003 is 15,358,759 shares.

EXPLANATORY NOTE

This Amended Quarterly Report on Form 10-Q/A is being filed as Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended October 31, 2002. The purpose of amending and restating our consolidated financial statements for the three and six month periods ended October 31, 2002 relates to the reversal of revenue recognized on two contracts and the write-off of certain costs previously capitalized, as discussed further in Note 2 to the financial statements, to make conforming changes to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to reflect such restatement, and to include updated certifications required by the Sarbanes-Oxley act of 2002. We have made no further changes to the previously filed Form 10-Q. All information in this Form 10-Q/A is as of October 31, 2002 and does not reflect any subsequent information or events other than those described in this explanatory note.

FLOW INTERNATIONAL CORPORATION

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited; in thousands, except share amounts)

	October 31, 2002	April 30, 2002
	Restated
ASSETS
Current Assets:
Cash and Cash Equivalents	$7,419	$7,120
Receivables, Net	58,008	62,774
Inventories	45,951	48,164
Deferred Income Taxes	1,831	1,980
Other Current Assets	9,033	11,608

Total Current Assets	122,242	131,646
Equipment Held for Lease, Net	3,387	5,968
Property and Equipment, Net	16,052	16,996
Intangible Assets, Net of Accumulated Amortization of $9,294 and $8,735, respectively	12,077	13,182
Goodwill	16,545	16,332
Deferred Income Taxes	229	5,115
Other Assets	20,388	17,237

	$190,920	$206,476

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes Payable	$4,084	$374
Current Portion of Long-Term Obligations	92,005	6,114
Accounts Payable	9,894	11,617
Accrued Payroll and Related Liabilities	4,936	4,844
Other Accrued Taxes	973	2,530
Deferred Revenue	3,824	3,613
Other Accrued Liabilities	5,071	14,920

Total Current Liabilities	120,787	44,012
Long-Term Obligations	—	81,625
Customer Deposits	7,991	7,909

Total Liabilities	128,778	133,546

Minority Interest	2,337	2,246

Stockholders’ Equity:
Series A 8% Convertible Preferred Stock – $.01 par value, 1,000,000 shares authorized, none issued
Common Stock—$.01 par value, 20,000,000 shares authorized, 15,358,759 shares outstanding at October 31, 2002 15,281,759 shares outstanding at April 30, 2002	154	153
Capital in Excess of Par	55,598	55,158
Retained Earnings	16,368	29,206
Accumulated Other Comprehensive Loss	(12,315)	(13,833)

Total Stockholders’ Equity	59,805	70,684

	$190,920	$206,476

See Accompanying Notes to

Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share data)

	Three Months Ended October 31,
	2002	2001
	Restated
Revenues	$42,211	$44,238
Cost of Sales	27,379	25,969

Gross Profit	14,832	18,269
Expenses:
Marketing	8,040	7,735
Research and Engineering	3,111	3,388
General and Administrative	4,733	4,184

	15,884	15,307

Operating (Loss) Income	(1,052)	2,962
Interest Expense, Net	2,829	2,464
Other Expense (Income), Net	498	(63)

(Loss) Income Before Provision for Income Taxes	(4,379)	561
Provision for Income Taxes	(4,479)	(185)

Net (Loss) Income	$(8,858)	$376

Basic (Loss) Earnings Per Share	$(.58)	$.02

Diluted (Loss) Earnings Per Share	$(.58)	$.02

Weighted Average Shares Used in Computing Basic and Diluted (Loss) Earnings Per Share
Basic	15,359	15,236
Diluted	15,359	16,315

See Accompanying Notes to

Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share data)

	Six Months Ended October 31,
	2002	2001
	Restated
Revenues	$82,688	$90,840
Cost of Sales	54,917	53,797

Gross Profit	27,771	37,043

Expenses:
Marketing	16,279	15,244
Research and Engineering	6,628	7,287
General and Administrative	9,361	8,464

	32,268	30,995

Operating (Loss) Income	(4,497)	6,048
Interest Expense, Net	5,003	4,558
Other Expense, Net	819	302

(Loss) Income Before Provision for Income Taxes	(10,319)	1,188
Provision for Income Taxes	(2,519)	(392)

Net (Loss) Income	$(12,838)	$796

Basic (Loss) Earnings Per Share	$(.84)	$.05

Diluted (Loss) Earnings Per Share	$(.84)	$.05

Weighted Average Shares Used in Computing Basic and Diluted (Loss) Earnings Per Share
Basic	15,338	15,204
Diluted	15,338	16,243

See Accompanying Notes to

Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Six Months Ended October 31,
	2002	2001
	Restated
Cash Flows from Operating Activities:
Net (Loss) Income	$(12,838)	$796
Adjustments to Reconcile Net (Loss) Income to Cash (Used in) Provided by Operating Activities:
Depreciation and Amortization	4,606	3,666
Valuation Reserve for Deferred Tax Assets	5,035	—
Other Non-Cash Items	1,710	793
Decrease (Increase) in Assets	4,335	(5,904)
(Decrease) Increase in Liabilities	(12,412)	851

Cash (Used in) Provided by Operating Activities	(9,564)	202

Cash Flows from Investing Activities:
Expenditures for Property and Equipment	(2,229)	(4,014)
Proceeds from Sale of Property and Equipment	2,695	—
Other	—	697

Cash Provided by (Used in) Investing Activities	466	(3,317)

Cash Flows from Financing Activities:
Borrowings (Repayments) under Line of Credit Agreements, Net	12,567	(27,477)
Payments of Long-Term Obligations	(4,828)	(3,288)
Proceeds from Long-Term Obligations	—	25,723
Proceeds from Issuance of Warrants	—	9,277
Proceeds from Issuance of Common Stock	428	1,164

Cash Provided by Financing Activities	8,167	5,399

Effect of Changes in Exchange Rates	1,230	(3,546)

Increase (Decrease) in Cash and Cash Equivalents	299	(1,262)
Cash and Cash Equivalents at Beginning of Period	7,120	6,808

Cash and Cash Equivalents at End of Period	$7,419	$5,546

See Accompanying Notes to

Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited, in thousands)

	Three Months Ended October 31,
	2002	2001
	Restated
Net (Loss) Income	$(8,858)	$376
Other Comprehensive Income (Loss):
Unrealized Gain (Loss) on Equity Securities Available for Sale, Net of Tax	113	(9)
Unrealized Loss on Cash Flow Hedges, Net of Tax	(204)	(2,006)
Cumulative Translation Adjustment	180	(2,327)

Comprehensive Loss	$(8,769)	$(3,966)

	Six Months Ended October 31,
	2002	2001
	Restated
Net (Loss) Income	$(12,838)	$796
Other Comprehensive Income (Loss):
Unrealized Gain (Loss) on Equity Securities Available for Sale, Net of Tax	194	(37)
Unrealized Gain (Loss) on Cash Flow Hedges, Net of Tax	94	(2,006)
Cumulative Translation Adjustment	1,230	(3,463)

Comprehensive Loss	$(11,320)	$(4,710)

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

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended October 31, 2002

(unaudited)

At October 31, 2002, the Company was in violation of its “Fixed Charges Coverage” ratio covenant with its Senior and Subordinated Lenders (collectively, “Lenders”). The Company is working with its Lenders and expects to obtain forbearances from them within 30 days of the filing of this report with regard to this covenant through April 30, 2003. A forbearance is not a waiver or amendment of the covenant, however it indicates the Lenders do not intend to exercise their default remedies. The Company expects that the forbearances will allow the Company continued borrowing capacity under the Credit Agreement, which expires on September 30, 2003. Because the expiration date is less than a year from October 31, 2002, the $66 million balance outstanding under the Credit Agreement is classified as current as of October 31, 2002. The Company was also in violation of other covenants. During its third fiscal quarter, the Company expects to begin the renewal process on its Credit Agreement with its Senior Lenders. The outstanding Senior Subordinated debt of $26 million is also classified as current at October 31, 2002 as a result of the Company’s violation of its “Fixed Charges Coverage” ratio covenant. The Company anticipates that it will be in violation of additional covenants at January 31, 2003, the end of its third fiscal quarter. The Company intends to request additional forbearances from its Lenders on the other defaulted covenants.

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

2.	Restatement

The quarterly results for the second quarter of fiscal 2003 have been restated (i) to reflect the reversal of revenue on a sale contract that should not have been accounted for using the percentage of completion accounting method, (ii) to reflect the reversal of revenue recognized using the percentage of completion method for which the customer’s ability to meet its contractual obligations was uncertain, and (iii) to expense certain previously deferred costs associated with a financing that had been abandoned and should have been written off.

After the Company issued its unaudited financial statements in its Form 10-Q filed on December 16, 2002, the Company determined that percentage of completion accounting should not have been applied to two contracts. In the first and largest contract, the Company had essentially completed construction of the unit before the contract was entered into, therefore, it was not appropriate to treat this as a long-term contract. This contract will be accounted for under the guidance in Staff Accounting Bulletin No. 101, once the equipment is delivered and installed. In the second transaction, it was no longer probable that the customer would be able to perform its contractual obligations. Accordingly, the revenue and cost of sales previously recorded for this contract should be reversed when the contract no longer met the criteria of Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts.

In addition, the Company had commenced work on a secondary offering in fiscal 2002. The Company determined that these costs, amounting to $196,000, should be expensed in the second fiscal quarter of 2003, when the offering was abandoned. The Company has restated the results in this amended Form 10-Q.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended October 31, 2002

(unaudited)

The effect of the restatements on the Company’s unaudited interim consolidated quarterly financial statements is as follows:

	Three Months Ended October 31, 2002		Six Months Ended October 31, 2002
	As previously reported	Restated	As previously reported	Restated
	(in thousands)
Summary of Statement of Operations Data
Revenues	$44,196	$42,211	$84,673	$82,688
Cost of goods sold	28,585	27,379	56,123	54,917
General and administrative	4,537	4,733	9,165	9,361
Operating loss	(77)	(1,052)	(3,522)	(4,497)
Loss before income taxes	(3,404)	(4,379)	(9,344)	(10,319)
Income tax expense	4,479	4,479	2,519	2,519
Net loss	(7,883)	(8,858)	(11,863)	(12,838)

Loss per share:
Basic	(.51)	(.58)	(.77)	(.84)
Diluted	(.51)	(.58)	(.77)	(.84)

	As of October 31, 2002
	As previously reported	Restated
	(in thousands)
Summary of Balance Sheet Data
Receivables, net	$59,993	$58,008
Inventories	44,745	45,951
Other current assets	9,229	9,033
Retained earnings	17,343	16,368

Total assets	191,895	190,920
Total liabilities and minority interest	131,115	131,115
Total shareholders’ equity	60,780	59,805

3.	Earnings (Loss) Per Share

Basic earnings per share represents net income available to common stockholders divided by the weighted average number of shares outstanding during the period. Diluted earnings per share represents net income available to common stockholders divided by the weighted average number of shares outstanding including the potentially dilutive impact of stock options, except when the effect of their inclusion would be anti-dilutive.

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

4.	Segment Information

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

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended October 31, 2002

(unaudited)

A summary of operations by reportable segment is as follows:

(in thousands)

	Three Months Ended October 31,
	2002	2001
	Restated
Revenues
Flow Waterjet Systems	$34,712	$32,853
Avure Technologies	7,499	11,385

	$42,211	$44,238

Operating Income (Loss)
Flow Waterjet Systems	$1,490	$2,091
Avure Technologies	(2,542)	871

	$(1,052)	$2,962

	Six Months Ended October 31,
	2002	2001
	Restated
Revenues
Flow Waterjet Systems	$66,013	$66,716
Avure Technologies	16,675	24,124

	$82,688	$90,840

Operating (Loss) Income
Flow Waterjet Systems	$(974)	$3,818
Avure Technologies	(3,523)	2,230

	$(4,497)	$6,048

5.	Receivables

Receivables consist of the following:

(in thousands)

	October 31, 2002	April 30, 2002
	Restated
Trade Accounts Receivable	$35,935	$39,042
Unbilled Revenues	23,484	24,694

	59,419	63,736
Less: Allowance for Doubtful Accounts	(1,411)	(962)

	$58,008	$62,774

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended October 31, 2002

(unaudited)

6.	Inventories

Inventories consist of the following:

(in thousands)

	October 31, 2002	April 30, 2002
	Restated
Raw Materials and Parts	$22,894	$25,194
Work in Process	10,589	9,163
Finished Goods	12,468	13,807

	$45,951	$48,164

7.	Income Taxes

The Company’s German subsidiary, Flow Europe, has incurred losses in each of the past three years and a long-term deferred tax asset was recorded as a result of those losses. Based on original projections, the Company expected Flow Europe to be profitable, which would enable the Company to utilize the long-term deferred tax assets. Due to unforeseen production difficulties and lower than expected sales, the Company has concluded that Flow Europe will incur a net loss in this current fiscal year. Accordingly, during the quarter ended October 31, 2002, the Company recorded a full valuation reserve for these long-term deferred tax assets totaling $5.2 million. Additionally, the Company has a deferred tax asset related to current domestic net operating losses that expires during the current fiscal year. The Company has provided a $400,000 valuation reserve against a portion of this deferred tax asset, as management believes that a portion of the net operating loss will expire before it can be used. The total valuation reserve of $5.6 million is included in the Provision for Income Taxes in the Consolidated Statement of Operations and shown as a reduction of Long-Term Deferred Income Taxes on the Consolidated Balance Sheet. The German net operating losses can be carried forward indefinitely to offset German profits in future periods.

8.	Debt

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

At October 31, 2002, the Company was in violation of its “Fixed Charges Coverage” ratio covenant with its Senior and Subordinated Lenders (collectively, “Lenders”). The Company is working with its Lenders and expects to obtain forbearances from them within 30 days of the filing of this report with regard to this covenant through April 30, 2003. A forbearance is not a waiver or amendment of the covenant, however it indicates the Lenders do not intend to exercise their default remedies. The Company expects that the forbearances will allow the Company continued borrowing capacity under the Credit

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended October 31, 2002

(unaudited)

Agreement, which expires on September 30, 2003. Because the expiration date is less than a year from October 31, 2002, the $66 million balance outstanding under the Credit Agreement is classified as current as of October 31, 2002. The Company was also in violation of other covenants. During its third fiscal quarter, the Company expects to begin the renewal process on its Credit Agreement with its Senior Lenders. The outstanding Senior Subordinated debt of $26 million is also classified as current at October 31, 2002 as a result of the Company’s violation of its “Fixed Charges Coverage” ratio covenant. The Company anticipates that it will be in violation of additional covenants at January 31, 2003, the end of its third fiscal quarter. The Company intends to request additional forbearances from its Lenders on the other defaulted covenants.

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

9.	New Accounting Pronouncements

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

10.	Reclassifications

Certain fiscal 2002 amounts have been reclassified to conform to the fiscal 2003 presentation.

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The quarterly results for the second quarter of fiscal 2003 have been restated (i) to reflect the reversal of revenue on a sale contract that should not have been accounted for using the percentage of completion accounting method, (ii) to reflect the reversal of revenue recognized using the percentage of completion method for which the customer’s ability to meet its contractual obligations was uncertain, and (iii) to expense certain previously deferred costs associated with a financing that had been abandoned and should have been written off.

After we issued our unaudited financial statements in Form 10-Q filed on December 16, 2002, we determined that percentage of completion accounting should not have been applied to two contracts. In the first and largest contract, we had essentially completed construction of the unit before the contract was entered into, therefore, it was not appropriate to treat this as a long-term contract. This contract will be accounted for under the guidance in Staff Accounting Bulletin No. 101, once the equipment is delivered and installed. In the second transaction, it was no longer probable that the customer would be able to perform its contractual obligations. Accordingly, the revenue and cost of sales previously recorded for this contract should be reversed when the contract no longer met the criteria of Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts.

In addition, we had commenced work on a secondary offering in fiscal 2002. We determined that these costs, amounting to $196,000, should be expensed in the second fiscal quarter of 2003, when the offering was abandoned. We have restated the results in this amended Form 10-Q.

We have made conforming changes to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to reflect such restatement. We have made no further changes to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our previously filed Form 10-Q other than as necessary to reflect such restatement.

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

At October 31, 2002, we were in violation of our “Fixed Charges Coverage” ratio covenant with our Senior and Subordinated Lenders (collectively, “Lenders”). We are working with our Lenders and expect to obtain forbearances from them within 30 days of the filing of this report with regard to this covenant through April 30, 2003. A forbearance is not a waiver or amendment of the covenant, however it indicates the Lenders do not intend to exercise their default remedies. We expect that the forbearances will allow us continued borrowing capacity under the Credit Agreement, which expires on September 30, 2003. Because the expiration date is less than a year from October 31, 2002, the $66 million balance outstanding under the Credit Agreement is classified as current as of October 31, 2002. We were also in violation of other covenants. During the third fiscal quarter, we expect to begin the renewal process on our Credit Agreement with the Senior Lenders. The outstanding Senior Subordinated debt of $26 million is also classified as current at October 31, 2002 as a result of the violation of our “Fixed Charges Coverage” ratio covenant. We anticipate that we will be in violation of additional covenants at January 31, 2003, the end of our third fiscal quarter. We intend to request additional forbearances from our Lenders on the other defaulted covenants.

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

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operational Data as a Percentage of Sales

	Three Months Ended October 31,		Six Months Ended October 31,
	2002	2001	2002	2001
	Restated		Restated
Revenue	100%	100%	100%	100%
Cost of Sales	65%	59%	66%	59%

Gross Profit	35%	41%	34%	41%
Expenses:
Marketing	19%	17%	20%	17%
Research & Engineering	7%	8%	8%	8%
General & Administrative	11%	9%	11%	9%

	37%	34%	39%	34%

Operating (Loss) Income	(2%)	7%	(5%)	7%
Interest Expense, net	7%	6%	6%	5%
Other Expense, net	1%	0%	1%	1%

(Loss) Income Before Provision for Income Taxes	(10%)	1%	(12%)	1%
Provision for Income Taxes	(11%)	(0%)	(3%)	(0%)

Net (Loss) Income	(21%)	1%	(15%)	1%

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Overview

Dollars in thousands, except per share data

	Three months ended October 31, 2002			Three months ended October 31, 2001
	Flow Waterjet Systems	Avure Technologies	Consolidated	Flow Waterjet Systems	Avure Technologies	Consolidated
	Restated	Restated	Restated
Revenues	$34,712	$7,499	$42,211	$32,853	$11,385	$44,238
Cost of Sales	21,820	5,559	27,379	19,613	6,356	25,969

Gross Profit	12,892	1,940	14,832	13,240	5,029	18,269
Operating Expenses	11,402	4,482	15,884	11,149	4,158	15,307

Operating Income (Loss)	1,490	(2,542)	(1,052)	2,091	871	2,962
Interest Expense, Net	1,503	1,326	2,829	1,587	877	2,464
Other Expense (Income), Net	156	342	498	(115)	52	(63)

(Loss) Income Before (Provision) Benefit for Income Taxes	(169)	(4,210)	(4,379)	619	(58)	561
(Provision) Benefit for Income Taxes	(5,612)	1,133	(4,479)	(204)	19	(185)

Net (Loss) Income	$(5,781)	$(3,077)	$(8,858)	$415	$(39)	$376

Diluted (Loss) Earnings Per Share	$(.38)	$(.20)	$(.58)	$.03	$(.01)	$.02

	Six months ended October 31, 2002			Six months ended October 31, 2001
	Flow Waterjet Systems	Avure Technologies	Consolidated	Flow Waterjet Systems	Avure Technologies	Consolidated
	Restated	Restated	Restated
Revenues	$66,013	$16,675	$82,688	$66,716	$24,124	$90,840
Cost of Sales	43,882	11,035	54,917	40,191	13,606	53,797

Gross Profit	22,131	5,640	27,771	26,525	10,518	37,043
Operating Expenses	23,105	9,163	32,268	22,707	8,288	30,995

Operating (Loss) Income	(974)	(3,523)	(4,497)	3,818	2,230	6,048
Interest Expense, Net	2,664	2,339	5,003	2,836	1,722	4,558
Other Expense, Net	367	452	819	78	224	302

(Loss) Income Before (Provision) Benefit for Income Taxes	(4,005)	(6,314)	(10,319)	904	284	1,188
(Provision) Benefit for Income Taxes	(4,346)	1,827	(2,519)	(298)	(94)	(392)

Net (Loss) Income	$(8,351)	$(4,487)	$(12,838)	$606	$190	$796

Diluted (Loss) Earnings Per Share	$(.55)	$(.29)	$(.84)	$.04	$.01	$.05

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overall, our six months consolidated operating loss is $4.5 million, which consists of a $974,000 loss from our Waterjet Systems and $3.5 million from our Avure Technologies segment. The Waterjet Systems’ operating loss is attributable primarily to our German operation whose cost structure is disproportionate to its current sales activity. We are presently addressing this issue. The down cycle in the General Press business along with low margin Fresher Under Pressure sales contributed to the Avure Technologies loss.

Revenue Summary:

(In thousands)

	Three months ended October 31,			Six months ended October 31,
	2002	2001	% Change	2002	2001	% Change
	Restated			Restated
Segment breakdown:
Flow Waterjet Systems:
Systems	$21,969	$21,348	3%	$40,872	$44,298	(8%)
Consumable parts and services	12,743	11,505	11%	25,141	22,418	12%

	34,712	32,853	6%	66,013	66,716	(1%)
Avure Technologies
Fresher Under Pressure	2,222	575	286%	6,330	3,975	59%
General Press	5,277	10,810	(51%)	10,345	20,149	(49%)

	7,499	11,385	(34%)	16,675	24,124	(31%)

	$42,211	$44,238	(5%)	$82,688	$90,840	(9%)

Consolidated Geographic breakdown:
United States	$22,882	$22,782	0%	$46,170	$50,723	(9%)
Rest of Americas	4,104	2,782	48%	8,439	6,383	32%
Europe	9,618	14,538	(34%)	18,780	25,673	(27%)
Asia	5,607	4,136	36%	9,299	8,061	15%

	$42,211	$44,238	(5%)	$82,688	$90,840	(9%)

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

Avure Technologies Revenues. The Avure Technologies segment includes the Fresher Under Pressure® technology as well as isostatic and flexform press (“General Press”) operations. Fresher Under Pressure is focused on providing food safety solutions for food producers, while the General Press business manufactures systems out of Sweden which produce and strengthen advanced materials for the aerospace, automotive and medical industries. As expected, the decrease in Avure Technologies revenues resulted from reduced General Press revenues. For the three months ended October 31, 2002, Fresher Under Pressure revenues were up $1.6 million to $2.2 million from the prior year quarter. For the three months ended October 31, 2002, General Press revenues were down 51% from $10.8 million for the prior year comparable period to $5.3 million. The majority of this decreased revenue is in Europe and accordingly net consolidated revenues in Europe are down over the prior year quarter. We anticipate this weakness in General Press sales will continue throughout the remainder of the fiscal year. General Press revenues will vary from quarter to quarter due to the nature of their sales and production cycle. The sales cycle on a general press can range from one to four years and have a manufacturing period of 12 to 18 months. We anticipate a rebound in this business line in fiscal 2004 based on the historical timing of sales cycles and current quotation activity.

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the six months ended October 31, 2002, the decrease in Avure Technologies revenues is a result of lower General Press revenues. Fresher Under Pressure revenues increased $2.4 million to $6.3 million, while General Press revenues decreased $9.8 million or 49%.

Cost of Sales and Gross Margins. Comparison of gross margin rates is dependent on the mix of sales revenue types, which includes special system, standard system and consumables sales. Gross margin for the quarter of $14.8 million was 35% of revenues, as compared to margin dollars of $18.3 million or 41% of revenues in the prior year quarter. Both of our business segments experienced decreased margins. The Waterjet Systems margin drop was primarily attributable to weaker margins in our automation and aerospace business. The decrease in Avure margins resulted from the sales of the continuous feed systems at substantially reduced margins because of a change in our product focus. Avure Technologies is focusing its future sales efforts in the Ready to Eat Meats and Meals industry, which are serviced with our batch technology. As such, we are selling off the remaining continuous system inventory. Excluding these sales, the Avure Technologies gross margin percentage for the quarter would have been 41%. For the six months ended October 31, 2002, gross margin amounted to $27.8 million or 34% of revenues compared to gross margin of $37.0 million (41% of revenues) for the six months ended October 31, 2001. The decrease in margin dollars is a function of the decrease in revenues while the impact on margin percentages also includes decreased first quarter margins in our European Waterjet Systems operations.

Marketing Expenses. Marketing expenses increased $305,000 (4%) and $1.0 million (7%) for the three and six months ended October 31, 2002, respectively, as compared to the prior year same periods, primarily as a result of increased investment in the marketing infrastructure of Avure Technologies, which now has a complete sales team, as well as our attendance at the bi-annual IMTS tradeshow. Expressed as a percentage of revenue, marketing expense was 19% for the three months ended October 31, 2002, compared to the prior year same period of 17%. For the six months ended October 31, 2002, marketing expenses amounted to 20% compared to 17% for the comparative prior year period.

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

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General and Administrative Expenses. General and administrative expenses increased $549,000 (13%) and $897,000 (11%) for the three and six months ended October 31, 2002, respectively, as compared to the prior year same periods. These increases were due to Avure Technologies’ executive management team being in place for all of the current year, and only part of the prior year period, as well as additional charges associated with the requirements specified in the eighth amendment to the Senior Credit Agreement during the quarter and year-to-date periods. Expressed as a percentage of revenue, general and administrative expenses were 11% and 9% for the three and six months ended October 31, 2002 and 2001, respectively.

Operating Loss. We recorded an operating loss of $1.1 million for the three months ended October 31, 2002, as compared to $3.0 million in operating income in the prior year same period. Our operating loss for the six months ended October 31, 2002 amounted to $4.5 million as compared to a $6.0 million profit in the prior year period.

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

Net Loss. Our consolidated net loss in the second quarter of fiscal 2003 amounted to $8.9 million, or $.58 per diluted share as compared to net income of $376,000, or $.02 basic and diluted earnings per share in the prior year same period. Excluding the effect of the $5.6 million valuation reserve, our consolidated net loss would have been $3.3 million or $.21 per diluted per share. Flow Waterjet Systems reported a net loss of $5.8 million or $.38 per diluted share versus net income of $415,000 or $.03 per basic and diluted share in the comparable prior year period. We have used internally developed estimates to determine the allocation of costs from the consolidated operations to Avure Technologies’ results of operations. Based on these

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

estimates, the net loss for Avure Technologies was $3.1 million or $.20 per diluted share in the second quarter of fiscal 2003 compared to a net loss of $39,000 or $.01 per diluted share in the prior year same quarter. Consolidated net loss for the six months ended October 31, 2002 was $12.8 million or $.84 per diluted share, while we recorded net income of $796,000 or $.05 per basic and diluted share in the comparable prior year period. Flow Waterjet Systems accounted for $8.4 million or $.55 per diluted share of the fiscal 2003 year-to-date net loss while Avure Technologies’ net loss was $4.5 million or $.29 per diluted share. During the six months ended October 31, 2001, Flow Waterjet Systems and Avure Technologies contributed net income of $606,000 and $190,000 or $.04 and $.01 per diluted share, respectively.

Liquidity and Capital Resources

We used $9.6 million of cash in operating activities during the six months ended October 31, 2002 compared to $202,000 of cash generated for the six months ended October 31, 2001, caused primarily by the cumulative losses recorded during the current fiscal period. Adding back non-cash expenses for depreciation and amortization, our valuation reserve on the deferred tax assets and other items, our operations used cash of $1.5 million for the six months ended October 31, 2002. Cash was positively impacted from the reduction in assets, including receivables and inventory, of $4.3 million, but was reduced through cash uses of $12.4 million related to liability reduction, primarily accrued liabilities.

Receivables, net are comprised of trade accounts and unbilled revenues. At October 31, 2002, the receivables balance decreased $4.8 million (8%) from April 30, 2002. This change represented a decrease in Trade Accounts Receivable of $3.1 million (8%) from collection of several large accounts as well as a decrease in Unbilled Revenues of $1.2 million (5%). Receivables can be negatively impacted by the traditionally longer payment cycle outside the United States and the timing of billings and payments on large special system orders. We do not believe these timing issues will present a material adverse impact on our short-term liquidity requirements. A significant portion of unbilled receivables relates to equipment and systems accounted for on a percentage of completion basis. Because of the lead-time to build and deliver such equipment, ultimate collection of such accounts can be subject to changing customer business and economic conditions.

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

Inventories at October 31, 2002 decreased $2.2 million (5%) from April 30, 2002 due to concentrated efforts on inventory management to match inventory to expected output levels.

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

Our Credit Agreement is our primary source of external funding. At October 31, 2002, we were in violation of our “Fixed Charges Coverage” ratio covenant with our Senior and Subordinated Lenders (collectively, “Lenders”). We are working with our Lenders and expect to obtain forbearances from them within 30 days of the filing of this report with regard to this covenant through April 30, 2003. A forbearance is not a waiver or amendment of the covenant, however it indicates the Lenders do not intend to exercise their default remedies. We expect that the forbearances will allow us continued borrowing capacity under the Credit Agreement, which expires on September 30, 2003. Because the expiration date is less than a year from October 31, 2002, the $66 million balance outstanding under the Credit Agreement is classified as current as of October 31, 2002. We were also in violation of other covenants. During the third fiscal quarter, we expect to begin the renewal process on our Credit Agreement with the Senior Lenders. The outstanding Senior Subordinated debt of $26 million is also classified as current at October 31, 2002 as a result of the violation of our “Fixed Charges Coverage” ratio covenant. We anticipate that we will be in violation of additional covenants at January 31, 2003, the end of our third fiscal quarter. We intend to request additional forbearances from our Lenders on the other defaulted covenants.

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

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

New Accounting Pronouncements

New accounting pronouncements are disclosed in Note 9 of the Condensed Consolidated Financial Statements.

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

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

At October 31, 2002, the Company was in violation of its “Fixed Charge Coverage” ratio covenant and certain other financial covenants with its senior and subordinated lenders. See “Management’s Discussion and Analysis” and Notes 1 and 8 of the Condensed Consolidated Financial Statements.

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

10.1

Amendment Number Seven to Amended and Restated Credit Agreement dated September 23, 2002 among Bank of America, N.A., U.S. Bank National Association, Keybank National Association, Bank of America, N.A., as agent for the lenders, and Flow International Corporation. (Incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2002.)

10.2

Amendment Number Eight to Amended and Restated Credit Agreement dated October 11, 2002 among Bank of America, N.A., U.S. Bank National Association, Keybank National Association, Bank of America, N.A., as agent for the lenders, and Flow International Corporation. (Incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2002.)

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

FLOW INTERNATIONAL CORPORATION

Date: March 28, 2003	/S/ STEPHEN R. LIGHT
Stephen R. Light Chief Executive Officer and President (Principal Executive Officer)

Date: March 28, 2003	/S/ STEPHEN D. REICHENBACH
Stephen D. Reichenbach Interim Chief Financial Officer (Principal Financial Officer)

FLOW INTERNATIONAL CORPORATION

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Stephen R. Light, certify that:

1.	I have reviewed this amended quarterly report on Form 10-Q/A of Flow International Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ STEPHEN R. LIGHT	Dated March 28, 2003
Stephen R. Light Principal Executive Officer

FLOW INTERNATIONAL CORPORATION

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Stephen D. Reichenbach, certify that:

1.	I have reviewed this amended quarterly report on Form 10-Q/A of Flow International Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ STEPHEN D. REICHENBACH	Dated March 28, 2003
Stephen D. Reichenbach Principal Financial Officer