Form 10-Q
period 2003-01-31
FLOW INTERNATIONAL CORP
filed 2003-03-31
CIK 713002

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒.

The number of shares outstanding of common stock, as of March 24, 2003 is 15,358,759 shares.

FLOW INTERNATIONAL CORPORATION

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited; in thousands, except share amounts)

	January 31, 2003	April 30, 2002
ASSETS
Current Assets:
Cash and Cash Equivalents	$6,599	$7,120
Receivables, Net	44,092	62,774
Inventories	45,096	48,164
Deferred Income Taxes	—	1,980
Other Current Assets	15,235	11,608

Total Current Assets	111,022	131,646
Equipment Held for Lease, Net	2,368	5,968
Property and Equipment, Net	15,238	16,996
Patents and Other Intangible Assets, Net of Accumulated Amortization of $9,715 and $8,735, respectively	12,622	13,182
Goodwill	10,205	16,332
Deferred Income Taxes	—	5,115
Other Assets	10,349	17,237

	$161,804	$206,476

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes Payable	$5,253	$374
Current Portion of Long-Term Obligations	90,276	6,114
Accounts Payable	8,406	11,617
Accrued Payroll and Related Liabilities	4,636	4,844
Other Accrued Taxes	1,711	2,530
Deferred Revenue	5,285	3,613
Other Accrued Liabilities	15,502	14,920

Total Current Liabilities	131,069	44,012
Long-Term Obligations	—	81,625
Customer Deposits	5,811	7,909

Total Liabilities	136,880	133,546

Minority Interest	2,337	2,246

Stockholders’ Equity:
Series A 8% Convertible Preferred Stock—$.01 par value, 1,000,000 shares authorized, none issued	—	—
Common Stock—$.01 par value, 20,000,000 shares authorized, 15,358,759 shares outstanding at January 31, 2003, 15,281,759 shares outstanding at April 30, 2002	154	153
Capital in Excess of Par	55,711	55,158
Retained Earnings (Accumulated Deficit)	(25,251)	29,206
Accumulated Other Comprehensive Loss	(8,027)	(13,833)

Total Stockholders’ Equity	22,587	70,684

	$161,804	$206,476

See Accompanying Notes to

Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share data)

	Three Months Ended January 31,
	2003	2002
Revenues	$30,865	$41,483
Cost of Sales	31,635	24,259

Gross Margin	(770)	17,224
Expenses:
Marketing	10,853	8,036
Research and Engineering	3,696	3,538
General and Administrative	7,411	4,072
Goodwill Impairment	7,145	—

	29,105	15,646

Operating (Loss) Income	(29,875)	1,578
Interest Expense, Net	3,198	2,203
Other Expense, Net	3,234	128

Loss Before (Provision) Benefit for Income Taxes	(36,307)	(753)
(Provision) Benefit for Income Taxes	(5,312)	248

Net Loss	$(41,619)	$(505)

Basic Loss Per Share	$(2.71)	$(.03)

Diluted Loss Per Share	$(2.71)	$(.03)

Weighted Average Shares Used in Computing Basic and Diluted Loss Per Share
Basic	15,359	15,254
Diluted	15,359	15,254

See Accompanying Notes to

Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share data)

	Nine Months Ended January 31,
	2003	2002
Revenues	$113,553	$132,323
Cost of Sales	86,552	78,056

Gross Margin	27,001	54,267
Expenses:
Marketing	27,132	23,280
Research and Engineering	10,324	10,825
General and Administrative	16,772	12,536
Goodwill Impairment	7,145	—

	61,373	46,641

Operating (Loss) Income	(34,372)	7,626
Interest Expense, Net	8,201	6,761
Other Expense, Net	4,053	430

(Loss) Income Before Provision for Income Taxes	(46,626)	435
Provision for Income Taxes	(7,831)	(144)

Net (Loss) Income	$(54,457)	$291

Basic (Loss) Earnings Per Share	$(3.55)	$.02

Diluted (Loss) Earnings Per Share	$(3.55)	$.02

Weighted Average Shares Used in Computing Basic and Diluted (Loss) Earnings Per Share
Basic	15,345	15,221
Diluted	15,345	16,284

See Accompanying Notes to

Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Nine Months Ended January 31,
	2003	2002
Cash Flows from Operating Activities:
Net (Loss) Income	$(54,457)	$291
Adjustments to Reconcile Net (Loss) Income to Cash Used in Operating Activities:
Depreciation and Amortization	7,638	4,968
Provision for Deferred Tax Assets	7,095	485
Goodwill Impairment	7,145	—
Loss on Valuation of Operating Assets	8,052	591
Provision for Losses on Trade Accounts Receivable	3,269	(173)
Provision for Losses on Inventory	3,272	188
Other Non-Cash Items	884	881

	17,102	7,231
Decrease (Increase) in Operating Assets	11,624	(8,324)
Decrease in Operating Liabilities	(4,020)	(1,327)

Cash Used in Operating Activities	(9,498)	(2,420)

Cash Flows from Investing Activities:
Expenditures for Property and Equipment	(3,635)	(6,812)
Proceeds from Sale of Property and Equipment	2,769	697

Cash Used in Investing Activities	(866)	(6,115)

Cash Flows from Financing Activities:
Borrowings (Repayments) under Line of Credit Agreements, Net	11,421	(15,846)
Payments of Long-Term Obligations	(4,856)	(7,760)
Proceeds from Long-Term Obligations	—	25,723
Proceeds from Issuance of Warrants	—	9,277
Proceeds from Issuance of Common Stock	428	1,307

Cash Provided by Financing Activities	6,993	12,701

Effect of Changes in Exchange Rates	2,850	(3,378)

(Decrease) Increase in Cash and Cash Equivalents	(521)	788
Cash and Cash Equivalents at Beginning of Period	7,120	6,808

Cash and Cash Equivalents at End of Period	$6,599	$7,596

See Accompanying Notes to

Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(unaudited, in thousands)

	Three Months Ended January 31,
	2003	2002
Net Loss	$(41,619)	$(505)
Other Comprehensive Income (Loss):
Unrealized Gain on Equity Securities Available for Sale, Net of Tax	469	190
Unrealized (Loss) Gain on Cash Flow Hedges, Net of Tax	(32)	1,045
Cumulative Translation Adjustment	3,851	85

Comprehensive (Loss) Income	$(37,331)	$815

	Nine Months Ended January 31,
	2003	2002
Net (Loss) Income	$(54,457)	$291
Other Comprehensive Income (Loss):
Unrealized Gain on Equity Securities Available for Sale, Net of Tax	663	153
Unrealized Gain (Loss) on Cash Flow Hedges, Net of Tax	62	(400)
Cumulative Translation Adjustment	5,081	(3,378)

Comprehensive Loss	$(48,651)	$(3,334)

See Accompanying Notes to

Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended January 31, 2003

(unaudited)

1.	Basis of Presentation

In the opinion of the management of Flow International Corporation (“the Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring items, accruals and asset impairment charges necessary to fairly present the financial position, results of operations and cash flows of the Company. These interim financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, and should be read in conjunction with the April 30, 2002 consolidated financial statements included in the Company’s Annual Report filed with the Securities and Exchange Commission on Form 10-K. Operating results for the three and nine months ended January 31, 2003 may not be indicative of future results.

2.	Recent Developments

On January 3, 2003, Stephen R. Light assumed the role of President and CEO of the Company. Upon commencement of his employment, Mr. Light faced several challenges, including the following:

•	The Company’s debt levels were very high and not supportable and the Company was in default of its financial loan covenants with both its senior and subordinated lenders (collectively “Lenders”). In addition, the Company’s senior credit facility was expiring in September 2003.

•	The Company had a market leadership position in its core ultrahigh-pressure cutting business, but the machine tool industry was in recession, and most economic forecasts anticipated it would be several quarters before business levels would show signs of recovery.

•	The Avure Technologies (“Avure”) business segment was losing money, as the general press business was experiencing a cyclical decline in revenue and the food processing business, while making progress in proving the commercial viability of its products, continued to require further investment to generate sufficient sales volume to become profitable.

•	The Company had more than twenty locations throughout the world, burdening the Company with significant overhead and diminishing management’s focus and direction.

These factors prompted Mr. Light to meet with the Company’s Lenders to discuss strategic alternatives directed toward reducing the current debt levels and improving the Company’s operating results. Mr. Light, using the knowledge and previous efforts of his executive team, then developed a comprehensive plan aimed at improving cash flow and profitability by redefining and refocusing the Company’s strategy. This plan is comprised of three primary objectives: a) obtaining support from the Company’s Lenders to ensure continued

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended January 31, 2003

(unaudited)

borrowing capability, b) conducting a comprehensive financial review of the Company’s assets and obligations and c) restructuring the Company to reduce structural expenses and resolve current operational issues within the core business.

Lenders. At January 31, 2003, the Company was in violation of its financial covenants with its Lenders. The Company’s current senior credit facility expires September 2003. Rather than work with the senior lenders to obtain forbearance of the covenant defaults, the Company has begun initial discussions with the senior lenders regarding a new long-term credit facility which takes into consideration the Company’s current operating performance and the restructuring plan. The senior lenders have expressed their willingness to enter into a new long-term credit facility with the Company and have informed the Company that they are preparing a proposal for the Company’s review. Although the timing of finalization of a new long-term credit facility with the Company’s senior lenders is uncertain, the Company anticipates having the new facility in place before the filing of its annual report on Form 10-K for the period ending April 30, 2003. The Company also expects to work with its subordinated lender on modifications to the existing subordinated note agreement, which take into consideration the current operating environment and the near term impact of the restructuring. The Company believes that the subordinated lender will modify the agreement before the Company files its annual report on Form 10-K for the period ending April 30, 2003. The completion of these agreements is dependent on concurrence by all parties and is not totally in the Company’s control.

As the Company is in default of its financial covenants, all debt outstanding to the Lenders has been classified as current as of January 31, 2003. To date, none of the Lenders have exercised any default rights including default interest rates. Notwithstanding the discussions between the Company and its Lenders, the current default enables the Lenders to accelerate and call the debt. If the debt were called, the Company would not be in a position to repay its Lenders and would be subject to the authority of its Lenders as provided in the credit and subordinated private placement agreements. The Company’s Lenders may pursue any number of plans to reduce the outstanding debt, including liquidation of some or all of the Company’s assets.

Comprehensive Financial Review. During the third quarter, the economy continued to decline creating increasing concern over the collectibility of accounts receivable and the levels and carrying value of inventories. Moreover, the Company’s highly leveraged position made debt reduction a priority. In response, the Company revised its approach to receivable collection, inventory reduction and investigated other cash-generating initiatives. As part of these activities, the Company reviewed the carrying values of those assets that it expected to convert to cash in the short-term, as well as long-lived tangible and intangible assets and adjusted the carrying value of such assets to reflect their estimated current net realizable value. In addition, the Company conducted a review of potential liabilities. The total of these adjustments was $32.8 million and is included in the Consolidated Statement of Operations for the three and nine months ended January 31, 2003. These adjustments,

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended January 31, 2003

(unaudited)

which are summarized below, were highly influenced by the economic environment the Company and its customers are facing.

As of January 31, 2003, the Company increased its allowance for doubtful accounts by $2.4 million. This increase is based on extensive collection efforts in the quarter and the results of a worldwide receivable-by-receivable review, including evaluation of the impact of current economic conditions, which have restricted customers’ ability to pay their account balances. The Company expects that it will negotiate discounts or assign accounts to collection agencies to accelerate cash collections.

At January 31, 2003, the Company evaluated its ability to convert inventories, including evaluation and demonstration units, into cash in the short term by their sale or disposition. This evaluation led to a total adjustment of $5.4 million to arrive at the estimated net realizable value of the Company’s inventories.

At January 31, 2003, the Company conducted a detailed review of the carrying value of its goodwill. Statement of Financial Accounting Standard No. 142 (“FAS 142”), “Goodwill and Other Intangible Assets”, requires a company to perform impairment testing when certain “triggering” events affecting a business unit have occurred. The triggering events were the expectation of sale or full or partial disposal of certain Flow divisions and the continuing deterioration of the economic climate. The Company’s review resulted in impairment charges of $7.1 million during the quarter ended January 31, 2003. The impairment resulted primarily from continued weakness in the automotive industry, as well as poor performance at the Company’s European operations.

Although the Company’s former CEO remains obligated to perform consulting services though May 2005, the remaining term of his consulting contract, the Company has determined that no significant future services are likely to be required of him. Therefore, the Company accrued all remaining contractual fees and related benefits aggregating approximately $1.1 million.

As of January 31, 2003, in an effort to accelerate cash collections, the Company was in discussions to sell $10.3 million of its long-term notes receivable at a discount. Based on the status of existing negotiations, the Company recorded a discount of $1.2 million or 12% of the face value of the notes.

The Company has accrued an additional $1.8 million for potential losses related to several recourse/repurchase obligations on European sales. The Company has, from time to time, entered into recourse obligations with third party leasing companies. In response to continued concerns about the financial health of several customers, as well as a recent bankruptcy, the Company has revised its estimate of potential future exposure. Included in the $1.8 million accrual is $760,000 for the estimated loss on the repurchase and subsequent sale of a general press system, where the Company has a recourse obligation for

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended January 31, 2003

(unaudited)

a bankrupt customer. The Company guaranteed the customer’s obligation on this transaction and anticipates having to take possession of the unit for future resale.

The Company had deferred $0.8 million in professional fees associated with previous ongoing strategic transactions, consisting of a planned equity offering and spin-off of Avure Technologies. The Company has abandoned these plans and accordingly expensed all of these fees in the third quarter in connection with the recent hiring of The Food Partners, LLC (“Food Partners”) to assist in the strategic analysis of Avure.

During the quarter ended January 31, 2003, the Company reversed percentage of completion revenue previously recognized on three food systems (one customer) based on the customer’s failure to fulfill its obligations under the contract terms. The total revenue reversed in the quarter was $4.3 million with an associated gross margin of $2.3 million. During the quarter, the Company received new orders totaling $3.0 million. The Company plans to deliver two substantially completed systems from inventory for these new orders. Accordingly, these specific contracts do not qualify for percentage of completion accounting and the corresponding revenue will be recognized upon delivery and acceptance.

During the quarter ended January 31, 2003, the Company assessed its ability to realize its net deferred tax assets. Recognizing the magnitude of the losses generated during the quarter and year-to-date, the Company determined it appropriate to establish a valuation allowance for its net deferred tax assets amounting to $5.3 million.

Based upon management’s new strategy to downsize and streamline its operations and convert non-core or excess assets to cash, the Company adjusted various other asset values and reserves to appropriately reflect their net realizable value to the Company on a prospective basis. These adjustments totaled $5.4 million.

Restructuring. On February 19, 2003, the Company announced a comprehensive two-year restructuring plan intended to return the Company to profitability through reductions in headcount, consolidation of facilities and operations, and closure or divestiture of selected Company operations. The Company expects to invest between $11 million and $13 million in the restructuring program, which will affect roughly half of the Company’s locations and will reduce the total square footage occupied by nearly half. The Company anticipates that headcount will be reduced by more than one quarter. The Company also anticipates consolidating the production of its shapecutting systems from its European facilities to its North American facilities and standardizing shapecutting systems between the European, North American and Asian markets. The Company believes that these actions will achieve significant cost savings. The Company anticipates being able to fund the restructuring program within its current credit facility if the senior lenders do not restrict access to these funds. In addition, the Company expects to incur significant non-cash expenses associated with the implementation of the restructuring program. Under current accounting rules, the

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended January 31, 2003

(unaudited)

associated restructuring expenses will generally be recognized in the period they are incurred. To date, the Company has incurred no significant restructuring expenses.

The Company concurrently announced the engagement of Food Partners to develop and implement strategic alternatives for Avure Technologies. The Company and Food Partners are currently preparing a detailed review of Avure and are discussing a strategy for realizing the best value for this business. The Company anticipates that it will complete any actions that result from this review prior to the end of the calendar year.

Effective January 1, 2003, the Company negotiated a new 10-year lease with its landlord for the existing Kent facility. The cost of relocating to another facility and the potential disruption of a move to the Company’s business, especially in light of the anticipated restructuring plan, weighed against a move to another facility. The new lease provides a monthly cost reduction in lease expense of approximately $30,000 with an early termination option at the end of five years.

2.	Impairment

At January 31, 2003, the Company conducted a detailed review of the carrying value of its goodwill. FAS 142 requires a company to perform impairment testing when certain “triggering” events affecting a business unit have occurred. The triggering events were the expectation of sale or full or partial disposal of certain Flow divisions and the continuing deterioration of the economic climate. The Company’s review resulted in impairment charges of $7.1 million during the quarter ended January 31, 2003. The impairment resulted primarily from continued weakness in the automotive industry, as well as poor performance at the Company’s European operations. The fair value of those reporting units was estimated using the expected present value of future cash flows.

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

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended January 31, 2003

(unaudited)

The table below summarizes the weighted average shares outstanding for the Company for the three and nine months ended January 31, 2003 and 2002:

	Three Months Ended January 31,
	2003	2002
	(in thousands)
Weighted Average Basic Shares Outstanding	15,359	15,254
Potentially Dilutive Common Shares from Employee Stock Options	—	—
Potentially Dilutive Common Shares from Warrants	—	—

Weighted Average Diluted Shares Outstanding	15,359	15,254

	Nine Months Ended January 31,
	2003	2002
	(in thousands)
Weighted Average Basic Shares Outstanding	15,345	15,221
Potentially Dilutive Common Shares from Employee Stock Options	—	297
Potentially Dilutive Common Shares from Warrants	—	766

Weighted Average Diluted Shares Outstanding	15,345	16,284

Diluted earnings (loss) per share excludes the effects of 3,274,418 and 3,138,248 antidilutive stock options at January 31, 2003 and 2002, respectively. A total of 860,000 potentially dilutive shares from warrants have been excluded from the diluted weighted average share denominator for the three and nine months ended January 31, 2003 as their effect would be anti-dilutive.

4.	Segment Information

Based upon a change in reporting structure effective May 1, 2002, the Company has redefined its two reportable segments, Flow Waterjet Systems and Avure Technologies, replacing the two previous reportable segments of UHP Systems and Fresher Under Pressure®. The Flow Waterjet Systems segment includes cutting and cleaning operations, which are focused on providing total solutions for the aerospace, automotive, job shop, surface preparation and paper industries. The Avure segment includes the Fresher Under Pressure food processing technology, as well as the isostatic and flexform press (“General Press”) operations. The Fresher Under Pressure technology provides food safety and quality enhancement solutions for food producers, while the General Press business manufactures systems which produce and strengthen advanced materials for the aerospace, automotive and medical industries. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies included in the

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended January 31, 2003

(unaudited)

Company’s Annual Report filed with the Securities and Exchange Commission on Form 10-K. Segment operating results are measured on income (loss) from operations.

A summary of operations by reportable segment is as follows:

(in thousands)	Three Months Ended January 31,
	2003	2002
Revenues
Flow Waterjet Systems	$30,532	$30,101
Avure Technologies	333	11,382

	$30,865	$41,483

Operating (Loss) Income
Flow Waterjet Systems	$(20,980)	$950
Avure Technologies	(8,895)	628

	$(29,875)	$1,578

	Nine Months Ended January 31,
	2003	2002
Revenues
Flow Waterjet Systems	$96,545	$96,817
Avure Technologies	17,008	35,506

	$113,553	$132,323

Operating (Loss) Income
Flow Waterjet Systems	$(21,954)	$4,657
Avure Technologies	(12,418)	2,969

	$(34,372)	$7,626

5.	Receivables

Receivables consist of the following:

	January 31, 2003	April 30, 2002
	(in thousands)
Trade Accounts Receivable	$36,099	$39,042
Unbilled Revenues	12,224	24,694

	48,323	63,736
Less: Allowance for Doubtful Accounts	(4,231)	(962)

	$44,092	$62,774

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended January 31, 2003

(unaudited)

6.	Inventories

Inventories consist of the following:

	January 31, 2003	April 30, 2002
	(in thousands)
Raw Materials and Parts	$21,847	$25,194
Work in Process	13,976	9,163
Finished Goods	9,273	13,807

	$45,096	$48,164

7.	Income Taxes

During the quarter ended January 31, 2003, the Company assessed its ability to realize its net deferred tax assets. Recognizing the magnitude of the losses generated during the quarter and year-to-date, the Company determined it appropriate to establish a valuation allowance for its net deferred tax assets amounting to $5.3 million. The valuation allowance of $5.3 million on net deferred tax assets generated in prior periods is included in the Provision for Income Taxes in the Consolidated Statement of Operations and shown as a reduction of both Current and Long-Term Deferred Income Taxes on the Consolidated Balance Sheet. The US net operating losses can be carried forward 20 years to offset US profits in future periods.

8.	Debt

At January 31, 2003, the Company was in violation of its financial covenants with its Lenders. The Company’s current senior credit facility expires September 2003. Rather than work with the senior lenders to obtain forbearance of the covenant defaults, the Company has begun initial discussions with the senior lenders regarding a new long-term credit facility which takes into consideration the Company’s current operating performance and the restructuring plan. The senior lenders have expressed their willingness to enter into a new long-term credit facility with the Company and have informed the Company that they are preparing a proposal for the Company’s review. Although the timing of finalization of a new long-term credit facility with the Company’s senior lenders is uncertain, the Company anticipates having the new facility in place before the filing of its annual report on Form 10-K for the period ending April 30, 2003. The Company also expects to work with its subordinated lender on modifications to the existing subordinated note agreement, which take into consideration the current operating environment and the near term impact of the restructuring. The Company believes that the subordinated lender will modify the agreement before the Company files its annual report on Form 10-K for the period ending April 30, 2003. The completion of these agreements is dependent on concurrence by all parties and is not totally in the Company’s control.

In February 2003, the Company completed both the eighth and ninth amendments to its senior credit agreement. The eighth amendment required the Company to provide additional security interests consisting of bank control agreements and interests in Flow subsidiaries’ stock. The ninth amendment provided the Company with forbearance from its “Fixed Charges Coverage” ratio covenant default at October 31, 2002. A forbearance is not

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended January 31, 2003

(unaudited)

a waiver or amendment of the covenant, however it indicates the senior lenders do not intend to exercise their default remedies. The Company had anticipated also obtaining a similar second quarter forbearance from its subordinated lender subsequent to amendment completion by the senior lenders. However, given the financial results for the third quarter, the Company will no longer attempt to obtain an October 31, 2002 forbearance, rather, the Company will work with its subordinated lender to modify the terms and covenants of the existing agreement to be in compliance effective April 30, 2003.

As the Company is in default of its financial covenants, all debt outstanding to the Lenders has been classified as current as of January 31, 2003. To date, none of the Lenders have exercised any default rights including default interest rates. Based on current debt levels, the senior default interest rate of prime plus 7% (11.25% at January 31, 2003) and subordinated default interest rate of 17% would increase the Company’s interest expense by $3.2 million per year.

The current default enables the Lenders to accelerate and call the debt. If the debt were called, the Company would not be in a position to repay its Lenders and would be subject to the authority of its Lenders as provided in the credit and subordinated private placement agreements. The Company’s Lenders may pursue any number of plans to reduce the outstanding debt, including liquidation of some or all of the Company’s assets.

9.	Warranty Obligations

The Company’s obligations for warranty are accrued concurrently with the revenue recognized. The Company makes provisions for its warranty obligations based upon historical costs incurred for such obligations adjusted, as necessary, for current conditions and factors. Due to the significant uncertainties and judgments involved in estimating the Company’s warranty obligations, including changing product designs and specifications, the ultimate amount incurred for warranty costs could change in the near term from the current estimate.

The following table shows the fiscal 2003 year-to-date activity for the Company’s warranty accrual (in thousands):

Accrued warranty balance as of April 30, 2002	$552
Accruals for warranties on fiscal 2003 year-to-date sales	778
Accruals related to pre-existing warranties (including changes in estimates)	523
Warranty labor and materials provided fiscal 2003 year-to-date	(793)

Accrued warranty balance as of January 31, 2003	$1,060

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended January 31, 2003

(unaudited)

10.	New Accounting Pronouncements

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

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“FAS 148”), “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FAS 123”. The statement amends the transition and disclosure provisions of Statement of Financial Accounting Standards No. 123 (“FAS 123”), “Accounting for Stock-Based Compensation”. Specifically, FAS 148 provides more transition alternatives for companies that wish to adopt the fair-value based provisions of FAS 123 and increases the disclosure required of companies that continue to account for their stock-based compensation under the intrinsic-value method prescribed under APB No. 25, “Accounting for Stock Issued to Employees”. The disclosure and transition provisions of FAS 148 are effective for interim periods beginning after December 15, 2002. The Company will implement the disclosure provisions of this statement in the fourth quarter of fiscal 2003.

11.	Commitments and Contingencies

The Company committed $5 million to fund the construction of a new manufacturing facility for its Taiwanese operations in July 2000. As of January 31, 2003, the Company has a remaining commitment of $4.6 million, which will be funded over the next six months. The Company intends to explore the potential of a sale and leaseback arrangement or other financing for the building.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended January 31, 2003

(unaudited)

The Company has a recourse obligation for a bankrupt customer. The Company guaranteed the customer’s obligation on this transaction and anticipates having to take possession of the unit for future resale at a total cost of $4.6 million. Estimated losses relating to this guarantee have been accrued at January 31, 2003.

12.	Reclassifications

Certain fiscal 2002 amounts have been reclassified to conform to the fiscal 2003 presentation. Such reclassifications had no impact on net loss, shareholders’ equity or cash flows.

13.	Subsequent Events

On March 17, 2003, the Company received $7.8 million from the sale of certain long-term notes receivable. As anticipated, the Company discounted the notes 12% in the sale, using the proceeds to reduce its net overall debt on that date to $88.2 million. Since the notes were offered for sale at January 31, 2003, they have been classified as Other Current Assets in the Consolidated Balance Sheet.

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT:

Statements made in this filing that are not historical facts are forward-looking statements that involve risks and uncertainties. Forward-looking statements typically are identified by the use of such terms as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “plan” and similar words, although some forward-looking statements are expressed differently. You should be aware that our actual results could differ materially from those contained in any forward-looking statement due to a number of factors, which include, but are not limited to the following: the special risk factors and uncertainties set forth below; our exposure to additional costs relating to our restructuring plan; risks related to a potential failure to realize anticipated benefits in connection with the liquidation of inventories and other assets of operations or product lines to be discontinued; our ability to control costs and expenses; relations with and performance of suppliers; our ability to successfully develop and sell products in the competitive markets that we serve; access to capital; maintaining satisfactory relationships with our lending partners; political and trade relations; the overall level of consumer spending on capital equipment; global economic conditions and additional threatened terrorist attacks and responses thereto, including war. Additional information on these and other factors that could affect our financial results is set forth below and in our Form 10-K for the year ended April 30, 2002. Finally, there may be other factors not mentioned above or included in our SEC filings that may cause our actual results to differ materially from those in any forward-looking statement. You should not place undue reliance on these forward-looking statements. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments, except as required by federal securities laws.

All references to fiscal years are references to our fiscal year end of April 30.

Special Risk Factors and Uncertainties

Our business has been adversely affected by our overall financial position. Following our announcement of our loss for the third quarter of 2003, we experienced some reluctance from certain customers to buy from us. Our management believes that this may be indicative of fears by customers that we will become unreliable in supplying our products or that our brand image will be harmed. If our customers lose confidence in our ability to supply quality products reliably, our business may be materially harmed. In addition, the willingness of suppliers to do business with us or changes in our trade terms with suppliers could negatively impact future margins and costs.

We had a substantial loss in fiscal year 2002 and in the first nine months of fiscal 2003 and may continue to incur losses in future periods. Our net loss for the fiscal year ended April 30, 2002 was $6.0 million. Our net loss for the three months ended January 31, 2003 was $41.6 million. We incurred a net loss of $54.5 million during the nine months ended January 31, 2003. As described in the notes to the financial statements, we intend to significantly restructure our operations. We believe these restructuring and cost-cutting initiatives will reduce overall spending. If our restructuring efforts fail to adequately reduce costs, or if our sales are less than we project, we may continue to incur losses in future periods.

We are in default of our loan agreements. As of January 31, 2003 we are out of compliance with financial debt covenants with our Lenders. The current senior credit agreement expires

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 2003. To date, the Lenders have not limited our access to borrow funds as needed, even in our default position. Our ability to continue operating is dependent on the senior lenders willingness to enter into a new long-term credit facility that takes into account the announced restructuring, and the willingness of the subordinated lender to agree to certain changes to the terms of the existing subordinated note agreement. If we are unable to effectuate these changes, our ability to continue operating would be seriously impaired unless we are able to obtain alternative financing from another source. Given our current financial position, obtaining alternative financing is unlikely, especially in the short term. If we are unable to reach the necessary agreements with our Lenders, the Lenders would be in the position to exercise default remedies which include applying a default interest rate and calling the debt. If the debt were called, it is unlikely we would be able to pay off our Lenders and we would be subject to the authority of our Lenders as provided in the credit and subordinated private placement agreements. Our Lenders may pursue any number of plans to reduce the outstanding debt, including a liquidation of some or all of our assets.

There can be no assurance that the efforts discussed above will be successful, particularly that the senior lenders will agree to the new long-term credit facilities upon acceptable terms, or that the subordinated lender will agree to acceptable modifications to the subordinated note agreement.

We may be unsuccessful in the implementation of our restructuring plan. Our comprehensive two-year restructuring plan will include reductions in headcount, consolidation of facilities and operations, and closure or divestiture of selected operations. The plan will affect roughly half of our locations and will reduce the total square footage occupied by nearly half. We anticipate that headcount will be reduced by more than a quarter. We also anticipate consolidating the production of our shapecutting products from our European facilities to our North American facilities and standardizing shapecutting products between the European, North American and Asian markets. The success of the restructuring is also dependent on the initial cooperation of our Lenders and the continued cooperation of our Lenders throughout the restructuring period. But, as with any restructuring, there are numerous risks that could affect the success of the restructuring, including those mentioned below.

During the period that we are restructuring and perhaps for a period thereafter, we will be subject to risks that companies are exposed to during periods of restructuring. These risks result from the uncertainties, force reductions, facility closings, divestitures of operations, and rapid changes that accompany restructurings. As a result, one or more of the following adverse consequences could occur to at least some degree: the hiring and/or retaining of employees may be more difficult, customer and vendor relationships can be damaged, there can be disruptions in the delivery and servicing of product, there may be manufacturing cost overruns and competitors may try to attract customers by suggesting that we may not be able to successfully restructure

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

On January 3, 2003, Stephen R. Light assumed the role of President and CEO. Upon commencement of his employment, Mr. Light faced several challenges, including the following:

•	Our debt levels were very high and not supportable and we were in default of our financial loan covenants with both our senior and subordinated lenders (collectively “Lenders”). In addition, our senior credit facility was expiring in September 2003.

•	We had a market leadership position in our core ultrahigh-pressure cutting business, but the machine tool industry was in recession, and most economic forecasts anticipated it would be several quarters before business levels would show signs of recovery.

•	The Avure Technologies (“Avure”) business segment was losing money, as the general press business was experiencing a cyclical decline in revenue and the food processing business, while making progress in proving the commercial viability of its products, continued to require further investment to generate sufficient sales volume to become profitable.

•	We had more than twenty locations throughout the world, burdening us with significant overhead and diminishing our management’s focus and direction.

These factors prompted Mr. Light to meet with our Lenders to discuss strategic alternatives directed toward reducing the current debt levels and improving our operating results. Mr. Light, using the knowledge and previous efforts of his executive team, then developed a comprehensive plan aimed at improving cash flow and profitability by redefining and refocusing our strategy. This plan is comprised of three primary objectives: a) obtaining support from our Lenders to ensure continued borrowing capability, b) conducting a comprehensive financial review of our assets and obligations and c) restructuring to reduce structural expenses and resolve current operational issues within the core business.

Lenders. At January 31, 2003, we were in violation of our financial covenants with our Lenders. Our current senior credit facility expires September 2003. Rather than work with the senior lenders to obtain forbearance of the covenant defaults, we have begun initial discussions with the senior lenders regarding a new long-term credit facility which takes into consideration our current operating performance and the restructuring plan. The senior lenders have expressed their willingness to enter into a new long-term credit facility with us and have informed us that they are preparing a proposal for our review. Although the timing of finalization of a new long-term credit facility with the senior lenders is uncertain, we anticipate having the new facility in place before the filing of our annual report on Form 10-K for the period ending April 30, 2003. We also expect to work with our subordinated lender on modifications to the existing subordinated note agreement, which take into consideration the current operating environment and the near term impact of the restructuring. We believe that

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the subordinated lender will modify the agreement before we file our annual report on Form 10-K for the period ending April 30, 2003. The completion of these agreements is dependent on concurrence by all parties and is not totally in our control.

As we are in default of our financial covenants, all debt outstanding to the Lenders has been classified as current as of January 31, 2003. To date, none of the Lenders have exercised any default rights including default interest rates. Notwithstanding the discussions with our Lenders, the current default enables the Lenders to accelerate and call the debt. If the debt were called, we would not be in a position to repay the Lenders and would be subject to the authority of the Lenders as provided in the credit and subordinated private placement agreements. Our Lenders may pursue any number of plans to reduce the outstanding debt, including liquidation of some or all of our assets.

Comprehensive Financial Review. During the third quarter, the economy continued to decline creating increasing concern over the collectibility of accounts receivable and the levels and carrying value of inventories. Moreover, our highly leveraged position made debt reduction a priority. In response, we revised our approach to receivable collection, inventory reduction and investigated other cash-generating initiatives. As part of these activities, we reviewed the carrying values of those assets that we expected to convert to cash in the short-term, as well as long-lived tangible and intangible assets and adjusted the carrying value of such assets to reflect their estimated current net realizable value. In addition, we conducted a review of potential liabilities. The total of these adjustments was $32.8 million and is included in the Consolidated Statement of Operations for the three and nine months ended January 31, 2003. These adjustments, which are summarized below, were highly influenced by the economic environment our customers and we are facing.

As of January 31, 2003, we increased our allowance for doubtful accounts by $2.4 million. This increase is based on extensive collection efforts in the quarter and the results of a worldwide receivable-by-receivable review, including evaluation of the impact of current economic conditions, which have restricted customers’ ability to pay their account balances. We expect that we will negotiate discounts or assign accounts to collection agencies to accelerate cash collections.

At January 31, 2003, we evaluated our ability to convert inventories, including evaluation and demonstration units, into cash in the short term by their sale or disposition. This evaluation led to a total adjustment of $5.4 million to arrive at the estimated net realizable value of our inventories.

At January 31, 2003, we conducted a detailed review of the carrying value of our goodwill. Statement of Financial Accounting Standard No. 142 (“FAS 142”), “Goodwill and Other Intangible Assets”, requires a company to perform impairment testing when certain “triggering” events affecting a business unit have occurred. The triggering events were the expectation of sale or full or partial disposal of certain of our divisions and the continuing deterioration of the economic climate. Our review resulted in impairment charges of $7.1

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

million during the quarter ended January 31, 2003. The impairment resulted primarily from continued weakness in the automotive industry, as well as poor performance at our European operations.

Although our former CEO remains obligated to perform consulting services though May 2005, the remaining term of his consulting contract, we have determined that no significant future services are likely to be required of him. Therefore we accrued all remaining contractual fees and related benefits aggregating approximately $1.1 million.

As of January 31, 2003, in an effort to accelerate cash collections, we were in discussions to sell $10.3 million of our long-term notes receivable at a discount. Based on the status of existing negotiations, we recorded a discount of $1.2 million or 12% of the face value of the notes.

We have accrued an additional $1.8 million for potential losses related to several recourse/repurchase obligations on European sales. We have from time to time entered into recourse obligations with third party leasing companies. In response to continued concerns about the financial health of several customers, as well as a recent bankruptcy, we have revised our estimate of potential future exposure. Included in the $1.8 million accrual is $760,000 for the estimated loss on the repurchase and subsequent sale of a general press system, where we have a recourse obligation for a bankrupt customer. We guaranteed the customer’s obligation on this transaction and anticipate having to take possession of the unit for future resale.

We had deferred $0.8 million in professional fees associated with previous ongoing strategic transactions, consisting of a planned equity offering and spin-off of Avure Technologies. We have abandoned these plans and accordingly expensed all of these fees in the third quarter in connection with the recent hiring of The Food Partners, LLC (“Food Partners”) to assist in the strategic analysis of Avure.

During the quarter ended January 31, 2003, we reversed percentage of completion revenue previously recognized on three food systems (one customer) based on the customer’s failure to fulfill its obligations under the contract terms. The total revenue reversed in the quarter was $4.3 million with an associated gross margin of $2.3 million. During the quarter, we received new orders totaling $3.0 million. We plan to deliver two substantially completed systems from inventory for these new orders. Accordingly, these specific contracts do not qualify for percentage of completion accounting and the corresponding revenue will be recognized upon delivery and acceptance.

During the quarter ended January 31, 2003, we assessed our ability to realize our net deferred tax assets. Recognizing the magnitude of the losses generated during the quarter and year-to-date, we determined it appropriate to establish a valuation allowance for our net deferred tax assets amounting to $5.3 million.

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Based upon our management’s new strategy to downsize and streamline our operations and convert non-core or excess assets to cash, we adjusted various other asset values and reserves to appropriately reflect their net realizable value on a prospective basis. These adjustments totaled $5.4 million.

Restructuring. On February 19, 2003, we announced a comprehensive two-year restructuring plan intended to return the Company to profitability through reductions in headcount, consolidation of facilities and operations, and closure or divestiture of selected operations. We expect to invest between $11 million and $13 million in the restructuring program, which will affect roughly half of our locations and will reduce the total square footage occupied by nearly half. We anticipate that headcount will be reduced by more than one quarter. We also anticipate consolidating the production of our shapecutting systems from our European facilities to our North American facilities and standardizing shapecutting systems between the European, North American and Asian markets. We believe that these actions will achieve significant cost savings. We anticipate being able to fund the restructuring program within our current credit facility if the senior lenders do not restrict access to these funds. In addition, we expect to incur significant non-cash expenses associated with the implementation of the restructuring program. Under current accounting rules, the associated restructuring expenses will generally be recognized in the period they are incurred. To date, we have incurred no significant restructuring expenses.

We concurrently announced the engagement of Food Partners to develop and implement strategic alternatives for Avure Technologies. Food Partners and we are currently preparing a detailed review of Avure and are discussing a strategy for realizing the best value for this business. We anticipate that we will complete any actions that result from this review prior to the end of the calendar year.

Effective January 1, 2003, we negotiated a new 10-year lease with our landlord for the existing Kent facility. The cost of relocating to another facility and the potential disruption of a move to our business, especially in light of the anticipated restructuring plan, weighed against a move to another facility. The new lease provides a monthly cost reduction in lease expense of approximately $30,000 with an early termination option at the end of five years.

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operational Data as a Percentage of Sales

	Three Months Ended January 31,		Nine months Ended January 31,
	2003	2002	2003	2002
Revenue	100%	100%	100%	100%
Cost of Sales	103%	58%	76%	59%

Gross Margin	(3)%	42%	24%	41%
Expenses:
Marketing	35%	19%	24%	18%
Research & Engineering	12%	9%	9%	8%
General & Administrative	24%	10%	15%	9%
Goodwill Impairment	23%	0%	6%	0%

	94%	38%	54%	35%
Operating (Loss) Income	(97)%	4%	(30)%	6%
Interest Expense, net	10%	6%	7%	6%
Other Expense, net	11%	0%	4%	0%

(Loss) Income Before (Provision) Benefit for Income Taxes	(118)%	(2)%	(41)%	0%
(Provision) Benefit for Income Taxes	(17)%	1%	(7)%	(0)%

Net (Loss) Income	(135)%	(1)%	(48)%	0%

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Overview

Dollars in thousands, except per share data	Three months ended January 31, 2003			Three months ended January 31, 2002
	Flow Waterjet Systems	Avure Technologies	Consolidated	Flow Waterjet Systems	Avure Technologies	Consolidated
Revenues	$30,532	$333	$30,865	$30,101	$11,382	$41,483
Cost of Sales	27,001	4,634	31,635	18,182	6,077	24,259

Gross Margin	3,531	(4,301)	(770)	11,919	5,305	17,224
Operating Expenses	24,511	4,594	29,105	10,969	4,677	15,646

Operating (Loss) Income	(20,980)	(8,895)	(29,875)	950	628	1,578
Interest Expense, Net	1,209	1,989	3,198	1,290	913	2,203
Other Expense, Net	945	2,289	3,234	119	9	128

Loss Before (Provision) Benefit for Income Taxes	(23,134)	(13,173)	(36,307)	(459)	(294)	(753)
(Provision) Benefit for Income Taxes	(3,485)	(1,827)	(5,312)	151	97	248

Net Loss	$(26,619)	$(15,000)	$(41,619)	$(308)	$(197)	$(505)

Diluted Loss Per Share	$(1.73)	$(0.98)	$(2.71)	$(0.02)	$(0.01)	$(0.03)

	Nine months ended January 31, 2003			Nine months ended January 31, 2002
	Flow Waterjet Systems	Avure Technologies	Consolidated	Flow Waterjet Systems	Avure Technologies	Consolidated
Revenues	$96,545	$17,008	$113,553	$96,817	$35,506	$132,323
Cost of Sales	70,883	15,669	86,552	58,468	19,588	78,056

Gross Margin	25,662	1,339	27,001	38,349	15,918	54,267
Operating Expenses	47,616	13,757	61,373	33,692	12,949	46,641

Operating (Loss) Income	(21,954)	(12,418)	(34,372)	4,657	2,969	7,626
Interest Expense, Net	3,873	4,328	8,201	4,126	2,635	6,761
Other Expense, Net	1,312	2,741	4,053	197	233	430

(Loss) Income Before Provision for Income Taxes	(27,139)	(19,487)	(46,626)	334	101	435
Provision for Income Taxes	(7,831)	—	(7,831)	(110)	(34)	(144)

Net (Loss) Income	$(34,970)	$(19,487)	$(54,457)	$224	$67	$291

Diluted (Loss) Earnings Per Share	$(2.28)	$(1.27)	$(3.55)	$0.02	$0.00	$0.02

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue Summary:

	Three months ended January 31,			Nine months ended January 31,
	2003	2002	% Change	2003	2002	% Change
Divisional breakdown:
Flow Waterjet Systems:
Systems	$19,571	$20,515	(5%)	$60,443	$64,813	(7%)
Consumable parts and services	10,961	9,586	14%	36,102	32,004	13%

Total	30,532	30,101	1%	96,545	96,817	0%
Avure Technologies:
Fresher Under Pressure	(3,780)	2,815	(234%)	2,817	6,790	(59%)
General Press	4,113	8,567	(52%)	14,191	28,716	(51%)

Total	333	11,382	(97%)	17,008	35,506	(52%)

	$30,865	$41,483	(26%)	$113,553	$132,323	(14%)

Geographic breakdown:
United States	$15,960	$21,056	(24%)	$62,130	$71,779	(13%)
Rest of Americas	4,225	3,205	32%	12,664	9,588	32%
Europe	6,340	13,533	(53%)	25,120	39,206	(36%)
Asia	4,340	3,689	18%	13,639	11,750	16%

	$30,865	$41,483	(26%)	$113,553	$132,323	(14%)

Revenues

Flow Waterjet Systems. The Flow Waterjet Systems segment includes cutting and cleaning operations, which are focused on providing total solutions for the aerospace, automotive, job shop, surface preparation (cleaning) and paper industries. Despite continued weakness in the machine tool market for the three months ended January 31, 2003, Flow Waterjet Systems revenue increased slightly as compared to the prior year. Domestically, we recorded a $2.1 million (13%) revenue improvement over the prior year period, fueled by strong performance of our shapecutting equipment business with the introduction of our Dynamic Waterjet cutting head on our most popular platform, the Flying Bridge, accounting for $747,000 of this increase. This section of our business continues to outperform the domestic machine cutting tool market, which recorded a year over year 5% quarterly decline, according to the Association for Manufacturing Technology and demonstrates the ongoing application expansion that Flow waterjets are experiencing resulting from their flexibility and increasing machine performance. This growth in domestic revenues was further improved by an expansion of our cutting cell applications to non-automotive customers thereby sustaining us during a period of continued weak demand in the domestic automotive and aerospace sectors. For the nine months ended January 31, 2003, domestic Waterjet Systems revenues were $53.1 million, down 5% resulting from the significant impact of weak aerospace demand.

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Outside the United States, Waterjet Systems revenue growth was positively influenced by Asia, whose revenues were up 18% and 16% for the three and nine months ended January 31, 2003, respectively, compared to the prior year comparative periods. These increases were driven largely by sales into China. Additionally, in Korea, changes in lending policies have provided capital to small and mid-sized businesses—FLOW’s traditional customers. Our European operations have been negatively impacted over the past several months by the continued slowing of the overall economy and weakening customer financial stability. We have put in place a new general manager, changed our pricing structure and accelerated payment terms. These marketplace conditions have resulted in a significant quarterly decrease in Waterjet Systems’ revenues in Europe as compared to the prior year quarterly period posting a decrease of $3.3 million (47%). For the nine months ended January 31, 2003, revenues in Europe decreased $2.2 million (11%) compared to the prior year period.

We also analyze our Waterjet Systems revenues by looking at systems sales versus consumables sales. In general, a system sale is comprised of a pump along with the robotics or articulation to move the cutting head, and may also include automation capabilities. Consumables represent parts used by the pump and cutting head during operation. Systems revenues for the three months ended January 31, 2003 were $19.6 million, a decrease of $944,000 (5%), compared to the prior year same period due to the impact of revenue decreases in Europe. Year-to-date systems sales decreased $4.4 million (7%) over the prior year amount due to continued weak demand in aerospace and automotive, as well as lower European sales. However, consumables revenues were $11.0 million for the three months ended January 31, 2003, a $1.4 million (14%) increase, compared to the prior year same period. This is due to increased machine utilization by our Waterjet Systems’ customers which has led to higher parts consumption. Consumables revenue has also been positively impacted by the introduction of proprietary productivity enhancing kits. This was also evident in year-to-date results which show a 13% increase or $4.1 million versus the nine months ended January 31, 2002.

Avure Technologies Revenues. The Avure Technologies segment includes the Fresher Under Pressure® technology as well as isostatic and flexform press (“General Press”) operations. Fresher Under Pressure is focused on providing food safety solutions for food producers, while the General Press business manufactures systems which produce and strengthen advanced materials for the aerospace, automotive and medical industries. As expected, a portion of the decrease in Avure Technologies revenues resulted from reduced General Press revenues. For the three months ended January 31, 2003, General Press revenues were down 52% from $8.6 million for the prior year comparable period to $4.1 million. The majority of this decreased revenue is in Europe and accordingly net consolidated revenues in Europe are down over the prior year quarter. We anticipate this weakness in General Press revenue will continue throughout the remainder of the fiscal year and into fiscal 2004. General Press revenues will vary from quarter to quarter due to the nature of their sales and production cycle. The sales cycle on a general press can range from one to four years and have a manufacturing period of 12 to 18 months. During the quarter the Company reversed the percentage of completion revenue previously recognized on three food systems (one customer) based on the customer’s failure to fulfill its obligations under the contract terms. The total revenue reversed in the

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

quarter was $4.3 million. New orders totaling $3 million were received in the quarter. We plan to deliver two already-completed systems for these new orders. Accordingly, these specific contracts do not qualify for percentage of completion accounting and the corresponding revenue will be recognized upon delivery and acceptance.

For the nine months ended January 31, 2003, the decrease in Avure Technologies revenues is a result of lower General Press revenues combined with the negative Fresher Under Pressure revenues for the quarter. General Press revenues decreased $14.5 million or 51% while Fresher Under Pressure revenues were down 59% or $4.0 million.

Cost of Sales and Gross Margins. Gross margin was significantly impacted by the adjustments posted during the quarter. Generally, comparison of gross margin rates will vary quarter to quarter depending on the mix of sales, which includes special system, standard system and consumables sales. Gross margin for the quarter was a loss of $770,000, as compared to margin profit of $17.2 million or 42% of revenues in the prior year quarter. Both of our business segments experienced decreased margins resulting in part from adjustments made to the carrying value of inventories to net realizable value, amounting to $5.4 million in both segments or 17% of revenues. Waterjet Systems gross margin was further depressed by weak sales in the automotive and aerospace business which resulted in additional under absorbed overhead. In addition, the weakened European economy has led to a change in estimate on several revenue projects in which we had a financial obligation to a third party. Gross margins were negatively impacted by $1.0 million due to increased revenue reserves based on this change in estimate. The additional decrease in Avure gross margins resulted from the revenue reversal of three units due to the customer’s failure to fulfill contractual obligations as well as an accrual for the anticipated loss of a general press unit on which the customer defaulted. These adjustments amounted to $3.7 million or 12% of total revenues. For the nine months ended January 31, 2003, gross margin amounted to $27.0 million or 24% of revenues compared to gross margin of $54.3 million (41% of revenues) for the nine months ended January 31, 2002.

Marketing Expenses. Marketing expenses increased $2.8 million (35%) and $3.9 million (17%) for the three and nine months ended January 31, 2003, respectively, as compared to the prior year same periods. The quarterly increase stems primarily from a $2.4 million increase in the allowance for doubtful accounts. The nine-month increase includes the receivable allowance as well as increased investment in the marketing organization and infrastructure of Avure Technologies, which now has a complete sales team, and the cost of participation by Flow Waterjet Systems at the bi-annual IMTS tradeshow. Expressed as a percentage of revenue, marketing expense was 35% for the three months ended January 31, 2003, compared to the prior year same period of 19%. For the nine months ended January 31, 2003, marketing expenses amounted to 24% compared to 18% for the comparative prior year period.

Research and Engineering Expenses. Research and engineering expenses increased $158,000 (4%) and decreased $501,000 (5%) for the three and nine months ended January 31, 2003, respectively, as compared to the prior year same periods. The increase in the quarter is related

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

to the timing of research and development work and the reduced use of engineers on revenue generating projects. The nine-month reduction is due to our focused global realignment of resources. Expressed as a percentage of revenue, research and engineering expenses were 12% and 9% for the three and nine months ended January 31, 2003, respectively, compared to the prior year same periods of 9% and 8%, respectively.

General and Administrative Expenses. General and administrative expenses increased $3.3 million (82%) and $4.2 million (34%) for the three and nine months ended January 31, 2003, respectively, as compared to the prior year same periods. These increases stemmed in part from the accrual of our former CEO’s severance, the write-off of previously deferred professional fees and recruitment and other expenses associated with the hiring of Stephen Light as the new President and CEO. Additionally a portion of the increases was due to Avure Technologies’ executive management team being in place for the full year, and only part of the prior year period, as well as additional costs associated with bank amendments. Expressed as a percentage of revenue, general and administrative expenses were 24% and 10% for the three months ended January 31, 2003 and 2002, respectively, while amounting to 15% and 9% for the nine months ended January 31, 2003 and 2002, respectively.

Impairment. At January 31, 2003, we conducted a selected review of the carrying value of our goodwill. Statement of Financial Accounting Standard No. 142 (“FAS 142”), “Goodwill and Other Intangible Assets”, requires a company to perform impairment testing when certain “triggering” events affecting a business unit have taken place. The triggering events were the expectation of a sale or full or partial disposal of certain of our divisions and the continuing deterioration of the economic climate. Our review resulted in impairment charges of $7.1 million during the quarter ended January 31, 2003. The impairment resulted primarily from continued weakness in the automotive industry, as well as weakness in our European operations.

Operating Loss. We recorded an operating loss of $29.9 million for the three months ended January 31, 2003, as compared to operating income of $1.6 million in the prior year same period. Our operating loss for the nine months ended January 31, 2003 amounted to $34.4 million as compared to a $7.6 million profit in the prior year period.

Interest and Other Expense, net. Current quarter and year-to-date net interest expense increased $995,000 (45%) and $1.4 million (21%), respectively, versus the prior year same periods due to a higher weighted average cost of capital and a higher average debt level. Included in Other Expense are realized foreign exchange transaction gains and losses as well as a $1.2 million accrual related to the discount anticipated in selling a substantial portion of our long term notes receivable to a financial institution.

Income Taxes. During the quarter ended January 31, 2003, we assessed our ability to realize our net deferred tax assets. Recognizing the magnitude of the losses generated during the quarter and year-to-date, we have determined it appropriate to set up a valuation allowance covering all of our net deferred tax assets. The valuation allowance of $5.3 million, recorded during the quarter, on net deferred tax assets generated in prior periods is included in the

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Provision for Income Taxes in the Consolidated Statement of Operations and shown as a reduction of both Current and Long-Term Deferred Income Taxes on the Consolidated Balance Sheet. The US net operating losses can be carried forward 20 years to offset US profits in future periods. The income tax rate was lower than the statutory rate in the prior year due primarily to lower foreign tax rates and benefits from the foreign sales corporation.

Net Loss. Our consolidated net loss in the third quarter of fiscal 2003 amounted to $41.6 million, or $2.71 basic and diluted loss per share as compared to a net loss of $505,000, or $.03 basic and diluted earnings per share in the prior year same period. Flow Waterjet Systems reported a net loss of $26.6 million or $1.73 basic and diluted loss per share versus net loss of $308,000 or $.02 basic and diluted loss per share in the comparable prior year period. We have used internally developed estimates to determine the allocation of costs from the consolidated operations to Avure Technologies’ results of operations. Based on these estimates, the net loss for Avure Technologies was $15.0 million or $.98 basic and diluted loss per share in the third quarter of fiscal 2003 compared to a net loss of $197,000 or $.01 basic and diluted loss per share in the prior year same quarter. Consolidated net loss for the nine months ended January 31, 2003 was $54.5 million or $3.55 basic and diluted loss per share, while we recorded net income of $291,000 or $.02 basic and diluted loss per share in the comparable prior year period. Flow Waterjet Systems accounted for $35.0 million or $2.28 basic and diluted loss per share of the fiscal 2003 year-to-date net loss while Avure Technologies’ net loss was $19.5 million or $1.27 basic and diluted loss per share. During the nine months ended January 31, 2002, Flow Waterjet Systems and Avure Technologies contributed net income of $224,000 and $67,000 or $.02 and $.00 basic and diluted earnings per share, respectively.

Liquidity and Capital Resources

We used $9.5 million of cash in operating activities during the nine months ended January 31, 2003 compared to $2.4 million for the nine months ended January 31, 2002. The increase was caused primarily by the cumulative losses recorded during the current fiscal period. Net loss excluding non-cash items amounted to $17.1 million for the nine months ended January 31, 2003 as compared to cash provided by operations of $7.2 in the prior year same period. We generated cash of $11.6 million as the result of our reduction in operating assets, including receivables, but cash was reduced by our use of $4.0 million related to operating liability reductions, primarily in accounts payable.

Net receivables are comprised of trade accounts and unbilled revenues. At January 31, 2003, the net receivables balance decreased $18.7 million (30%) from April 30, 2002. In response to the continued weak global economy, we conducted a review of our worldwide Trade Receivables to assess collectibity. Based on this review and our strategy to quickly convert these to cash, we increased the Allowance for Doubtful Accounts by $3.3 million over the nine months ended January 31, 2003. The majority of the decrease in net receivables stemmed from Unbilled Revenues of $24.7 million at April 30, 2002 compared to $12.2 million at January 31, 2003, a $12.5 million (50%) decrease. This decrease is the result of weak demand for our General Presses. Receivables can be negatively impacted by the traditionally longer payment

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

cycle outside the United States and the timing of billings and payments on large special system orders. We do not believe these timing issues will present a material adverse impact on our short-term liquidity requirements. A significant portion of unbilled receivables relates to equipment and systems accounted for on a percentage of completion basis. Because of the lead-time to build and deliver such equipment, ultimate collection of such accounts can be subject to changing customer business and economic conditions.

We have provided long-term financing to our largest food system customer in the amount of $10.3 million as of January 31, 2003 for the purchase of several standard systems. As of the end of the quarter, the customer was current on all payments. In the event the customer should default on its payments, we have the ability to repossess the financed equipment and resell it. During the third quarter, we initiated discussions with this customer regarding the prepayment of the notes at a discount in order to accelerate our cash receipts. Subsequent to quarter-end, we sold, without any recourse obligation, $8.9 million of the notes receivable at a 12% discount. We have recorded a discount of $1.2 million, corresponding to the entire notes’ balance of $10.3 million, in Other Expense, Net, on the Consolidated Statement of Operations for the three months ended January 31, 2003, and have shown the associated notes in Other Current Assets on our Consolidated Balance Sheet.

Inventories at January 31, 2003 decreased $3.1 million (6%) from April 30, 2002 due to our strategy to convert inventories to cash in the short term by their sale or disposition. Inventory reserve adjustments approximated $3.3 million.

Our future cash commitments include our restructuring plan which currently calls for a cash investment of between $11 million and $13 million. In addition, we committed $5 million to fund the construction of a new manufacturing facility for our Taiwanese operations in July 2000. As of January 31, 2003, we have a remaining commitment of $4.6 million, which will be funded over the next six months. We intend to explore the potential of a sale and leaseback arrangement or other financing for the building. We anticipate funding these commitments within our existing credit facilities.

Our credit agreement is our primary source of external funding. At January 31, 2003, we were in violation of our financial covenants with our Lenders. Our current senior credit facility expires September 2003. Rather than work with the senior lenders to obtain forbearance of the covenant defaults, we have begun initial discussions with the senior lenders regarding a long-term credit facility. We anticipate having a long-term credit facility in place before the filing of our annual report on Form 10-K for the period ending April 30, 2003. The timing for completion of these agreements is dependent on concurrence by all parties and is not totally in our control.

As we are in default of our covenants, all debt outstanding to the Lenders has been classified as current as of January 31, 2003. To date, none of the Lenders have exercised any default rights including default interest rates. If the Lenders exercised their rights to charge default interest rates, based on current debt levels, the senior default interest rate of prime plus 7% (11.25% at

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

January 31, 2003) and subordinated default interest rate of 17%, our interest expense would increase by $3.2 million per year.

Our ability to continue operating is dependent on the senior lenders willingness to enter into a new long-term credit facility that takes into account the announced re-structuring, and the willingness of the subordinated lender to agree to certain changes to the terms of the existing subordinated note agreement. If we are unable to effectuate these changes, our ability to continue operations would be seriously impaired unless we are able to obtain alternative financing from another source. Given our current financial position obtaining alternative financing is unlikely, especially in the short-term. If we are unable to reach the necessary agreements with our Lenders, the Lenders would be in the position to exercise default remedies which include applying a default interest rate and calling the debt. If the debt were called, it is unlikely we would be able to pay off our Lenders and we would be subject to the authority of our Lenders as provided in the credit and subordinated private placement agreements. Our Lenders may pursue any number of plans to reduce the outstanding debt, including a liquidation of some or all of our assets.

There can be no assurance that the efforts discussed above will be successful, particularly that the senior lenders will agree to the new long-term credit facilities upon acceptable terms, or that the subordinated lender will agree to acceptable modifications to the Subordinated Note Agreement.

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

Revenue Recognition

For standard systems and consumable and services sales, we recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements”. SAB 101 requires that revenue can only be recognized when it is realized or realizable and earned. Revenue generally is realized or realizable and earned when all four of the following criteria have been met: (1) persuasive evidence of an arrangement exists; (2)

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

delivery has occurred or services rendered; (3) the price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criterion (4) is based on our judgments regarding the collectibility of those amounts. Should changes in conditions cause us to determine this criterion is not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

For non-standard and long lead time systems, including the Fresher Under Pressure and General Press systems, we recognize revenues using the percentage of completion method in accordance with Statement of Position 81-1 (“SOP 81-1”), “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” We use the cost to cost method, measuring the costs incurred on a project at a specified date, as compared to the estimated total cost of the project. Percentage of completion requires management to estimate costs to complete. Accordingly, modifications to estimates will impact percentage of completion revenues and associated gross margins. If, however, the time from order to install is less than three months, revenue is recognized under SAB 101. Revenues from equipment on lease are recognized as rental income in the period earned. Shipping revenues and expenses are recorded in revenue and costs of goods sold, respectively.

Product Warranty Reserve

Our products are generally covered by a warranty up to 12 months. We accrue a warranty reserve for estimated costs to provide warranty services. Our estimate of costs to service our warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, our warranty accrual will increase resulting in decreased gross profit.

Valuation of Accounts Receivable

We use estimates in determining our allowance for bad debts that are based on our historical collection experience, current trends, credit policy and a percentage of our accounts receivable by aging category. In determining these percentages, we review historical write-offs in our receivables. We have had a low rate of write-offs until the present recession. In determining the appropriate reserve percentages, we also review current trends in the credit quality of our customers, as well as changes in our internal credit policies.

Valuation of Obsolete/Excess Inventory

We currently record a reserve for obsolete or excess inventory for parts and equipment that are no longer used due to design changes to our products or lack of customer demand. We regularly monitor our inventory levels and, if we identify an excess condition based on our usage and our financial policies, we record a corresponding reserve. If our estimate for obsolete or excess inventory is understated, gross margins would be reduced.

Valuation of Deferred Tax Assets

We review our deferred tax assets regularly to determine their realizability. When evidence exists that it is more likely than not that we will be unable to realize a deferred tax asset, we set

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

up a valuation allowance against the asset based on our estimate of the amount which will likely not be realizable. Future utilization of deferred tax assets could result in future income.

Impairment of Patents, Other Intangibles and Goodwill

We evaluate patents, other intangibles and acquired businesses for potential impairment indicators as of our fiscal year-end and when certain triggering events occur. Our judgments regarding the existence of impairment indicators are based on expected operational performance of our operating and acquired businesses, market conditions, legal factors, and future plans. Future events could cause us to conclude that impairment indicators exist and that any patents, other intangibles and goodwill associated with these businesses is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. Expected future operational performance is based on estimates and management’s judgment. Many factors will ultimately influence the accuracy of these estimates.

Legal Contingencies

At any time, we may be involved in certain legal proceedings. As of January 31, 2003, we have accrued our estimate of the probable costs for the resolution of these claims. This estimate has been developed in consultation with outside legal counsel and is based upon an analysis of potential outcomes, assuming a combination of litigation and settlement strategies. We do not believe these proceedings will have a material adverse effect on our consolidated financial position. However, it is possible that future results of operations or cash flows for any particular quarterly or annual period could be materially affected by changes in our assumptions, or the effectiveness of our strategies, related to these proceedings.

New Accounting Pronouncements

New accounting pronouncements are disclosed in Note 10 of the Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk during the three and nine months ended January 31, 2003. For additional information, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations as presented in the fiscal 2002 Form 10-K as filed with the SEC.

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 4. Controls and Procedures

Scope of the Controls Evaluation. Our Interim CFO was appointed in November 2002 and our current CEO was appointed in January 2003. They have had only a short time to assess our current controls and procedures, during which they have also been leading the planned restructuring of our Company and working with our Lenders. While we have completed a comprehensive financial review, their evaluation of our controls and procedures has relied heavily on the reports of others within the Company.

Restatement. As reported in our Form 10-Q/A, we recently restated our financial results for the quarter ended October 31, 2002 (i) to reflect the reversal of revenue on a sales contract that should not have been accounted for using the Percentage of Completion accounting method, (ii) to reflect the reversal of revenue recognized using the Percentage of Completion method whereby the customer’s ability to meet its contractual obligations was uncertain, and (iii) to expense certain deferred costs associated with a financing that had been abandoned and should have been written off. We noted no acts of fraud related to the restatement.

Our intent is that the Disclosure Controls and Internal Controls will be maintained as dynamic systems that change and improve as conditions and resources warrant. We will periodically reevaluate our controls so that our conclusions concerning controls’ effectiveness can be reported in our Quarterly reports on Form 10-Q and Annual Report on Form 10-K.

Evaluation of disclosure controls and procedures. Within the 90-day period prior to the filing date of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer believe that:

•	Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

•	Our disclosure controls and procedures operate such that important information flows to appropriate collection and disclosure points in a timely manner and are effective to ensure that such information is accumulated and communicated to our management, and made known to our Chief Executive Officer and Interim Chief Financial Officer, particularly during the period when this Quarterly Report was prepared, as appropriate to allow timely decision regarding the required disclosure.

Changes in internal controls. There have been no significant changes in our internal controls or other factors that could significantly affect our internal controls subsequent to their evaluation, nor have there been any corrective actions with regard to significant deficiencies or material weaknesses.

FLOW INTERNATIONAL CORPORATION

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The Company is party to various legal actions incident to the normal operations of its business, none of which is believed to be material to the financial condition, results of operations or cash flows of the Company.

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

At January 31, 2003, the Company was in violation of its “Fixed Charge Coverage”, “Funded Debt”, “Minimum Net Worth”, “Debt to Tangible Net worth” and “Senior Funded Debt” ratio covenant with its senior and subordinated lenders. See “Management’s Discussion and Analysis” and Notes 2 and 8 of the Condensed Consolidated Financial Statements.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits—

10.1	Amendment Number Nine to Amended and Restated Credit Agreement dated February 11, 2003 among Bank of America, N.A., U.S. Bank National Association, Keybank National Association, Bank of America, N.A., as agent for the lenders, and Flow International Corporation.

10.2	Employment Agreement dated November 25, 2002 between Stephen R. Light and Flow International Corporation

99.1	Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

FLOW INTERNATIONAL CORPORATION

(b)	Reports on Form 8-K—

The Company filed a Form 8-K dated January 27, 2003 announcing that it had expected to obtain forbearances from its lenders within 30 days of December 16, 2002, the filing date of its Quarterly Report on Form 10-Q for the quarter ended October 31, 2002. One of the Company’s lenders has requested additional information from the Company and as a result it is taking longer to obtain the forbearance than originally anticipated. The Company continues to expect that it will obtain a forbearance.

The Company filed a Form 8-K dated March 25, 2003 announcing that it had issued a press release announcing final third quarter fiscal 2003 results and restatement of second fiscal quarter 2003.

FLOW INTERNATIONAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOW INTERNATIONAL CORPORATION

Date: March 31, 2003	/s/ STEPHEN R. LIGHT
Stephen R. Light President and Chief Executive Officer (Principal Executive Officer)

Date: March 31, 2003	/s/ STEPHEN D. REICHENBACH
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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ STEPHEN R. LIGHT	Dated March 31, 2003

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ STEPHEN D. REICHENBACH	Dated March 31, 2003

Stephen D. Reichenbach Principal Financial Officer