Form 10-K
period 2003-04-30
FLOW INTERNATIONAL CORP
filed 2003-07-29
CIK 713002

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2003

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒.

The aggregate market value of the voting stock held by non affiliates of the registrant based upon the closing price reported by the National Association of Securities Dealers’ Automated Quotation System (“NASDAQ”) as of July 15, 2003 was $24,130,039. The number of shares of common stock outstanding as of July 15, 2003 was 15,358,759 shares.

Documents Incorporated By Reference

Part I:	None

Part II:	None

Part III:	The information required by these Items of Part III are incorporated by reference from the Registrant’s definitive proxy statement which involves the election of directors and which will be filed with the Commission within 120 days after the close of the fiscal year.

Item 10	Directors and Executive Officers of the Registrant

Item 11	Executive Compensation

Item 12	Security Ownership of Certain Beneficial Owners and Management

Item 13	Certain Relationships and Related Transactions

Part IV:	None

Safe Harbor Statement

Statements made in this Form 10-K that are not historical facts are forward-looking statements that involve risks and uncertainties. Forward-looking statements typically are identified by the use of such terms as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “plan” and similar words, although some forward-looking statements are expressed differently. You should be aware that our actual results could differ materially from those contained in any forward-looking statement due to a number of factors, which include, but are not limited to the following: the special risk factors and uncertainties set forth in this document; our exposure to additional costs relating to our restructuring plan; risks related to a potential failure to realize anticipated benefits in connection with the liquidation of inventories and other assets of operations or product lines to be discontinued; our ability to control costs and expenses; relations with and performance of suppliers; our ability to successfully develop and sell products in the competitive markets that we serve; access to capital; maintaining satisfactory relationships with our lending partners; political and trade relations; the overall level of consumer spending on capital equipment; global economic conditions and additional threatened terrorist attacks and responses thereto, including war. Additional information on these and other factors that could affect our financial results is set forth below. Finally, there may be other factors not mentioned above or included in our SEC filings that may cause our actual results to differ materially from those in any forward-looking statement. You should not place undue reliance on these forward-looking statements. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments, except as required by federal securities laws.

All references to fiscal years are references to our fiscal year end of April 30.

PART I

Item 1.    Business

Flow International Corporation (“Flow” or the “Company”) designs, develops, manufactures, markets, installs and services ultrahigh-pressure (“UHP”) products including both standard and specialized waterjet cutting and cleaning systems together with the Fresher Under Pressure® food safety technology and isostatic and flexform press systems. We provide technologically-advanced, environmentally-sound solutions to the manufacturing, industrial, marine cleaning and food markets. Our UHP systems pressurize water from 40,000 to over 100,000 pounds per square inch (psi). This high pressure water is the core of our product line. Based upon a change in reporting structure at the beginning of Fiscal 2003, the Company has redefined its two reportable segments, Flow Waterjet Systems (Waterjet Systems) and Avure Technologies, replacing the two previous reportable segments of UHP Systems and Fresher Under Pressure. Avure Technologies, Inc. (“Avure”) is a wholly owned subsidiary of Flow.

Waterjet cutting is recognized as a more flexible alternative to traditional cutting methods such as lasers, saws or plasma. It is faster, has greater versatility in the types of products it can cut and eliminates the need for secondary processing operations. Utilizing pressures from 50,000 to 87,000 psi, the thin stream of water traveling at three times the speed of sound or more, can cut both metallic and nonmetallic materials for many industries, including aerospace, automotive, disposable products, food, glass, job shop, sign, metal cutting, marble, tile and other stone cutting, and paper. While our primary product line is cutting, we also manufacture a product line, utilizing 40,000 to 55,000 psi, for use in industrial cleaning, surface preparation, construction, nuclear decontamination, and petro-chemical and oil field applications. We manufacture entire systems including pumps, as well as positioning equipment and may also include assembly, “pick and place” and load/unload operations.

Our Avure segment includes the Fresher Under Pressure technology, as well as the isostatic and flexform press (“General Press”) operations. The Fresher Under Pressure technology provides food safety and quality enhancement solutions for food producers, while the General Press business manufactures systems which produce and strengthen advanced materials for the aerospace, automotive and medical industries.

Flow is a Washington corporation founded in 1974, incorporated in 1980, and completed its initial public offering in March 1983. Over the past several years, we have completed a number of acquisitions which have added robotics and software capabilities, and opened new geographic markets and product technology. These acquisitions include Flow Automation; Flow Robotics; Flow Japan; Foracon Maschinen und Anlagenbau GmbH & CO.KG (“Foracon”); CIS Robotics Inc. (“CIS”), Robot Simulations Limited (“Flow Software Technologies Ltd.”), ABB Pressure Systems AB (“Avure AB”) along with a 50% economic interest in a related U.S. joint venture, Flow Autoclave Systems Inc. (“Flow Autoclave”) and Spearhead Automated Systems, Inc. (“Flow Robotic Systems”).

In September 2002, Ronald W. Tarrant retired as the Chairman and CEO, having been in that position since 1991. In January 2003, Stephen R. Light was appointed President and Chief Executive Officer. Kathryn L. Munro, a director since 1996, assumed the position of Chairman.

Products and Services

We provide UHP systems and related products and services to our target markets: aerospace, automotive, food safety, job shops, pulp and paper and surface preparation. As described above, we divide our business into two reportable segments: Flow Waterjet Systems and Avure Technologies.

Flow Waterjet Systems:

Systems -

We offer a variety of UHP products, including both waterjet cutting and cleaning systems, as well as accessories and related robotic articulation equipment. UHP pumps, as well as pumps combined with pressure vessels, are the core components of our technology. An intensifier pump pressurizes water to in excess of 100,000 psi and forces it through a small orifice within a nozzle, generating a high-velocity stream of water traveling in excess of 3,000 feet per second to perform the cutting process. In order to cut metallic and other hard materials, an abrasive substance, usually garnet, is added to the waterjet stream creating an abrasivejet. Abrasivejets cut without heat, cause no metallurgical changes, and leave a high-quality edge that usually requires no secondary operation. Our unique and patented direct-drive pressure-compensated pumps pressurize water to in excess of 55,000 psi utilizing triplex piston technology.

A UHP system consists of an ultrahigh-pressure intensifier or direct drive pump and one or more waterjet cutting or cleaning heads with the necessary robotics, motion control and automation systems. We have placed UHP waterjet cutting systems in our target markets worldwide. These cutting systems may also combine waterjet applications with other processes such as conventional machining, pick and place handling, inspection, assembly, and other automated processes. Our waterjet systems are also used in industrial cleaning applications such as paint removal, surface preparation, factory and industrial cleaning, ship hull preparation, oil field services and heat exchanger cleaning.

Our products enhance productivity and, we believe, are cost justified over traditional methods. Our sales are affected by worldwide economic changes. However, the flexibility of our process and the diversity of our markets enable us to absorb cyclical downturns with less impact than conventional machine tool manufacturers and we are confident that we can continue to gain market share in the machine cutting tool market.

Consumable Parts and Services -

Consumables represent parts used by the pump and cutting head during operation, such as seals, orifices and garnet. Many of these consumable or spare parts are proprietary in nature and are patent protected. We also sell various tools and accessories which incorporate UHP technology, as well as aftermarket consumable parts and service for our products.

Avure Technologies:

Fresher Under Pressure -

Avure has two primary product lines, food safety and General Press. “Fresher Under Pressure” is our proprietary UHP pump and pressure vessel technology that addresses the growing demand in the U.S. for a post packaging, terminal pasteurization-like step for the food processing industry. This technology can provide benefits to a vast array of food products including fruits, vegetables, seafood, processed meats and ready-to-eat meals. The food industry is the single largest manufacturing industry in the world, of which $850 billion is in the U.S. Recent governmental regulations regarding pathogen reduction requirements as well as consumer demand for higher quality, wholesome, more natural, convenience foods offer a high growth opportunity. Marketed as Fresher Under Pressure since 1999, our UHP technology exposes foods to pressures from 50,000 to over 100,000 psi for a short time, reducing food-borne pathogens such as Camplyobacter, E. coli, Listeria monocytogenes, salmonella and Vibro vulnificus. While conventional thermal and chemical preservation methods can ensure safety and longevity, they have a negative impact on fresh foods’ sensory qualities such as nutrition, flavor, color and texture. Avure’s technology uses UHP to destroy bacteria and other microorganisms without using high temperatures or chemical additives with minimal effects on the nutrition, taste, texture, or color of food, while simultaneously extending shelf life.

General Presses -

Our isostatic press systems are large pressure vessels, ranging from 25 to 35 feet in height and weighing between 50 and 200 tons, that use a combination of heat and pressure to produce and strengthen advanced materials for the aerospace, automotive and medical industries. Examples of customary applications include jet engine components, automotive parts, high performance ceramics and hip joints. Our flexform presses are used to form sheet metal for flexible and cost-effective prototyping and low volume production of structural items, panels and engine components. Our General Presses offer several advantages over other methods for forming metal and composite parts. Isostatic presses produce lighter weight, higher strength parts that have a better metal consistency, density and uniformity as compared to a forged or cast part. Flexform presses allow for cost-effective production, lower tooling costs, flexibility and shorter lead times.

Marketing and Sales

We market and sell our products worldwide through our headquarters in Kent, Washington (a suburb of Seattle) and through subsidiaries, divisions and joint ventures located in Columbus, Ohio; Wixom, Michigan; Jeffersonville, Indiana; Lafayette, Louisiana; Birmingham, England; Bretten, Germany; Burlington and Windsor, Canada; Hsinchu, Taiwan; Shanghai and Beijing, China; Incheon, Korea; Sao Paulo, Brazil; Buenos Aires, Argentina; Milan, Italy; Madrid, Spain; Yokohama, Nagoya and Tokyo, Japan and Västerås, Sweden. We sell directly to customers in North and South America, Europe, and Asia, and have distributors or agents in most other countries. No customer accounted for 10% or more of our revenues during any of the three years ended April 30, 2003.

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

Our marketing techniques employ telemarketing and the internet, to identify and qualify sales leads, thus increasing the efficiency of the direct sales staff. Responses to these activities are carefully screened to identify new areas of interest and applications in our target markets. We also attend trade shows for targeted market segments and advertise in selected industry publications.

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

Backlog

At April 30, 2003, our backlog was $36.3 million compared to the prior year-end backlog of $32.8 million. Generally, our products, exclusive of the aerospace and Avure product line of General Presses and Fresher Under Pressure products, can be shipped within a four to ten week period. These products typically have lead times of six to 18 months. The changes in our backlog are not necessarily indicative of comparable variations in sales or earnings. The April 30, 2003, backlog represented 25% of fiscal 2003 sales. The unit sales price for most of our products and services is relatively high (typically ranging from tens of thousands to millions of dollars) and individual orders can involve the delivery of several hundred thousand dollars of products or services at one time. Furthermore, some items in backlog can be shipped more quickly than others, some have higher profit margins than others, and some may be cancelled by customers.

Competition—Flow Waterjet Systems

The major competitors for UHP waterjet cutting and cleaning systems are conventional cutting and cleaning methods. These methods include lasers, saws, knives, shears, plasma, routers, drills and abrasive blasting techniques. A UHP waterjet cutting system has many advantages over conventional cutting systems, including no generation of heat or airborne dust, easy adaptability to complex cutting programs, insensitivity to the different types of materials, faster cutting speed and the ability to produce ready to use finished edges. These factors, in addition to elimination of secondary processing in most circumstances, enhance the manufacturing productivity of our systems.

Waterjet cleaning offers many advantages over other cleaning methods, such as the ability to remove difficult coatings or deposits from a surface without damaging underlying material or adding potentially hazardous chemicals to the cleaning process. A UHP waterjet system is an environmentally-friendly answer to many difficult cleaning applications and can often be justified solely on the basis of hazardous material containment or reduction of secondary operations in the cleaning process.

The advantages of waterjet technology listed above have positioned us in the market as a leading alternative to traditional cutting and cleaning methods.

We compete with other waterjet cutting and cleaning equipment manufacturers in the United States, Europe and Asia. Our robotics technology provides a competitive advantage as the only total solution supplier of complete waterjet cutting and cleaning systems. Although independent market information is not generally available, based upon data assembled from internal and external sources, we believe we are the largest manufacturer of UHP waterjet cutting systems in the world.

Competition—Avure Technologies

Pasteurization is the primary method used to help ensure that fresh food is safe to eat. Avure’s Fresher Under Pressure represents a break-through technology which destroys harmful pathogens increasing shelf life while ensuring a safe, healthy product. There are other companies trying to develop a similar UHP processing technology. To date, these companies have had little commercial success, and we believe our patents and know- how make us the world leader in this technology. Currently our equipment is the only equipment being used in any significant commercial applications. There are also other technologies being developed for food safety, including irradiation and ultra-violet light. Of the alternative technologies, irradiation is the most developed. The primary target market for irradiation is the raw meat industry, while Avure is targeting the ready-to-eat meat market, i.e., sliced deli meats, etc., as well as the premium food market, such as fresh fruits and vegetables.

Our General Presses represent a niche segment of the industrial press market that use UHP technology for specialized applications, primarily to produce high strength and precision or low volume parts. We compete in this market against forging and casting methods of production which currently represent a significantly larger market than our technology. However, our press technology is necessary to produce high quality parts with high material density, no internal voids or cracks and beneficial isotropic properties.

Overall, we believe that Flow’s consolidated competitive position is enhanced by:

•	Technically advanced, proprietary products that provide excellent reliability, low operating costs, and user-friendly features;

•	A strong application-oriented, problem-solving marketing and sales approach;

•	An active research and development program that allows us to maintain technological leadership;

•	The ability to provide complete turnkey systems;

•	A physical presence in key markets, such as in the U.S., Canada, Japan, southeast Asia and Europe;

•	Strong OEM customer ties, and

•	Efficient production facilities.

Research and Engineering

We have devoted between 8% and 9% of revenues in research and engineering during each of the three years ended April 30, 2003. Research and engineering expenses were $13.5 million, $14.9 million, and $16.5 million in fiscal 2003, 2002 and 2001, respectively. We will continue a robust research and engineering program to maintain our technological leadership position through development of new products and applications, as well as enhancement of our current product lines.

Employees

As of April 30, 2003, we employed 835 full time and 18 part time personnel. We are not a party to any material collective bargaining agreements.

Foreign and Domestic Operations

See Note 18 of Notes to Consolidated Financial Statements for information regarding foreign and domestic operations.

Available Information

Our Internet website address is www.flowcorp.com. We make available at this address, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Information available on our website is not incorporated by reference in and is not deemed a part of this Form 10-K.

Item 2.    Properties

Our headquarters and primary manufacturing facilities are located in two leased facilities in Kent, Washington. We also manufacture product in Wixom, Michigan; Jeffersonville, Indiana; Columbus, Ohio; Bretten, Germany; Burlington, Canada; Hsinchu, Taiwan and Västerås, Sweden. We sell products through all of these locations, in addition to sales offices located in Lafayette, Louisiana; Birmingham, England; Milan, Italy; Madrid, Spain; Lyon, France; Yokohama, Nagoya and Tokyo, Japan; Shanghai and Beijing, China; Incheon, Korea; Sao Paulo, Brazil; Buenos Aires, Argentina and Windsor, Canada.

All of our facilities are leased with the exception of our manufacturing facility in Jeffersonville, Indiana.

We believe that our facilities are suitable for our current operations and any increase in production in the near term will not require additional space.

Effective January 1, 2003, we negotiated a new 10-year lease with the owner for our existing Kent manufacturing facility. The new lease provides a monthly cost reduction in lease expense of approximately $30,000 with an early termination option at the end of five years.

Item 3.    Legal Proceedings

We are party to various legal actions incident to the normal operation of our business, none of which is believed to be material to our financial position, results of operations and cash flows. See Notes 1 and 14 of Notes to Consolidated Financial Statements for a description of our product liability claims and product liability insurance coverage.

Item 4.    Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.    Market for the Registrant’s Common Stock and Related Stockholder Matters.

See page 10

Item 6.    Selected Financial Data.

See page 10

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

See pages 11 through 27

Item 7a.    Quantitative and Qualitative Disclosures About Market Risk.

See page 27

Item 8.    Financial Statements and Supplementary Data.

See pages 28 through 57

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The following information relates solely to Flow International Corporation Voluntary Pension and Salary Deferral Plan (the “Pension and Salary Deferral Plan”). On June 6, 2003, the Audit Committee of Flow International Corporation approved the appointment of BDO Seidman LLP to serve as the Pension and Salary Deferral Plan’s independent public accountants for the fiscal year ended December 31, 2002, and dismissed PricewaterhouseCoopers LLP as the Pension and Salary Deferral Plan’s independent public accountants. On July 2, 2003, a Form 8-K was filed disclosing such change. Contained within such 8-K was a letter from PricewaterhouseCoopers LLP agreeing with the disclosure contained therein.

Item 5.    Market for the Registrant’s Common Stock and Related Stockholder Matters

The principal market for Flow’s common stock is the over-the-counter market. Our stock is traded on the NASDAQ National Market under the symbol “FLOW”. The range of high and low sales prices for our common stock for the last two fiscal years is set forth in the following table.

	Fiscal Year 2003		Fiscal Year 2002
	High	Low	High	Low
First Quarter	$10.90	$5.05	$13.91	$9.55
Second Quarter	5.60	2.12	13.79	8.55
Third Quarter	3.80	2.13	12.90	9.09
Fourth Quarter	3.28	1.08	11.23	9.25

There were 995 shareholders of record as of July 15, 2003.

We have not paid dividends to common shareholders in the past. Our Board of Directors intends to retain future earnings, if any, to finance development and expansion of our business and reduce debt and does not expect to declare dividends to common shareholders in the near future.

The following table presents the number of stock options and warrants that were and were not approved by our shareholders as of April 30, 2003.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	2,049,636	$9.87	1,280,039

Equity compensation plans not approved by shareholders	—	—	—

Total	2,049,636	$9.87	1,280,039

Item 6.    Selected Financial Data

(In thousands, except per share amounts)	Year Ended April 30,
	2003	2002	2001	2000	1999
Income Statement Data:
Revenue	$144,115	$176,890	$204,854	$193,638	$147,648
(Loss) Income Before Cumulative Effect of Change in Accounting Principle and Discontinued Operations	(69,489)	(6,387)	4,917	4,653	6,893
Net (Loss) Income	(70,012)	(5,996)	2,509	4,656	6,722
Basic (Loss) Earnings Per Share Before Change in Accounting Principle and Discontinued Operations	(4.53)	(0.42)	0.33	0.32	0.47
Basic (Loss) Earnings Per Share	(4.56)	(0.39)	0.17	0.32	0.46
Diluted (Loss) Earnings Per Share Before Change in Accounting Principle and Discontinued Operations	(4.53)	(0.42)	0.32	0.32	0.46
Diluted (Loss) Earnings Per Share	(4.56)	(0.39)	0.17	0.31	0.45

(In thousands)	As of April 30,
	2003	2002	2001	2000	1999
Balance Sheet Data:
Working Capital	$49,226	$84,532	$91,750	$87,552	$79,993
Total Assets	146,264	206,476	206,944	194,639	179,152
Short-Term Debt	4,633	5,237	8,464	9,216	4,604
Long-Term Obligations	83,775	81,625	85,652	70,397	64,614
Shareholders’ Equity	5,459	70,684	66,390	64,975	64,022

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Risk Factors and Uncertainties

Our business has been adversely affected by our overall financial position.    Following our announcement of our loss for the third quarter and continued losses for the fourth quarter of fiscal 2003, we experienced some reluctance from certain customers to buy from us. We believe that this may be indicative of fears by customers that we will become unreliable in supplying our products or that our brand image will be harmed. If our customers lose confidence in our ability to supply quality products reliably, our business may be materially harmed. In addition, the willingness of suppliers to do business with us or changes in our trade terms with suppliers could negatively impact future margins and costs.

We had a substantial loss in fiscal 2002 and fiscal 2003 and may continue to incur losses in future periods.    Our net loss for the fiscal year ended April 30, 2002 and 2003 was $6.0 million and $70.0 million, respectively. As described in this section and the notes to the financial statements, we have begun to significantly restructure our operations. We believe these restructuring and cost-cutting initiatives will reduce overall spending. If our restructuring efforts fail to adequately reduce costs, or if our sales are less than we project, we may continue to incur losses in future periods. Continued economic weakness in our served markets may adversely affect our ability to meet our sales projections.

We may default on our loan covenants.    We are operating under a new credit agreement with our senior lenders and an amended note agreement with our subordinated lender. The agreement with our senior lenders expires August 1, 2004 and sets forth specific financial covenants and debt commitment levels to be attained on a quarterly basis. Our subordinated lender has amended the subordinated note agreement to mirror the covenants agreed to by the senior lenders. In the event of default, the senior and subordinated lenders (together, the “Lenders”) may limit our access to borrow funds as needed. Our ability to continue operating is dependent on the Lenders’ willingness to grant access to funds (so long as we are in compliance with our existing loan covenants). If we are unable to obtain the necessary funds, our ability to continue operations would be seriously impaired unless we are able to obtain alternative financing from another source. Given our current financial position, obtaining alternative financing is unlikely, especially in the short term. We may be unable to achieve our projected operating results and maintain compliance with the loan covenants which would trigger an event of default with our Lenders. In an event of default, the Lenders would be in the position to exercise default remedies which include applying a default interest rate and acceleration of payment schedules for our outstanding debt. If the debt were called in such a manner, it is unlikely we would be able to pay off our Lenders and we would be subject to the authority of our Lenders as provided in the new credit agreement and also in the amended subordinated note agreement. Our Lenders may pursue any number of plans to reduce the outstanding debt, including, in certain circumstances, a liquidation of some or all of our assets.

We may be unsuccessful in the implementation of our restructuring plan.    Our comprehensive two-year restructuring plan includes reductions in headcount, consolidation of facilities and operations, and closure or divestiture of selected operations. The plan affects roughly half of our locations and reduces the total square footage occupied by nearly half. We anticipate that headcount will be reduced by more than a quarter. We have begun consolidating the production of our shapecutting products from our European facilities to our North

American facilities and standardizing shapecutting products between the European, North American and Asian markets. As with any restructuring, there are numerous risks that could affect the success of the restructuring, including those mentioned below.

During the period that we are restructuring and perhaps for a period thereafter, we will be subject to risks that companies are exposed to during periods of restructuring. These risks result from the uncertainties, workforce reductions, facility closings, divestitures of operations, and rapid changes that accompany restructurings. As a result, one or more of the following adverse consequences could occur to at least some degree: the hiring and/or retaining of employees may be more difficult; customer and vendor relationships may be damaged; there may be disruptions in the delivery and servicing of product; there may be manufacturing cost overruns; and competitors may try to attract customers by suggesting that we may not be able to successfully restructure.

We may be unable to retain and attract key management positions.    Given our current financial position and substantial losses, we may lose key management personnel and encounter difficulties replacing these positions. We may have to incur greater costs to attract replacement personnel.

We may be unable to satisfy our subordinated obligations through operations.    Our subordinated notes mature in two installments of $17.5 million each on April 30, 2007 and 2008. Our subordinated lender has also agreed to capitalize the semi-annual interest remittances due through April 30, 2004, which total $6.9 million. This unpaid interest accrues interest at the rate of 15% and will increase the obligation to the subordinated lender. In order to satisfy these obligations, we may be required to enter into transactions which could be highly dilutive to current shareholders.

Current Events

On January 3, 2003, Stephen R. Light assumed the role of President and CEO. Upon commencement of his employment, Mr. Light faced several challenges, including the following:

•	Our debt levels were very high and not supportable and we were in default of our financial loan covenants with both our Lenders. In addition, our senior credit facility was expiring in September 2003.

•	We had a market leadership position in our core ultrahigh-pressure cutting business, but the machine tool industry was in recession, and most economic forecasts anticipated it would be several quarters before business levels would show signs of recovery.

•	The Avure business segment was losing money, as the General Press business was experiencing a cyclical decline in revenue and the food processing business, while making progress in proving the commercial viability of its products, continued to require further investment to generate sufficient sales volume to become profitable.

•	We had more than twenty locations throughout the world, burdening us with significant overhead and diminishing our management’s focus and direction.

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

Lender Update.    Effective April 30, 2003, we entered into a new credit agreement with our senior lenders which was signed on July 28, 2003. This senior credit facility expires August 1, 2004 and bears interest at the bank’s prime rate in effect from time to time plus 4% (currently 8.25%). The agreement sets forth specific financial covenants and debt commitment levels to be attained on a quarterly basis. The covenants and commitment levels are based on our management’s forecast of fiscal 2004 and the first quarter of fiscal 2005 operating results and cash flows.

On July 28, 2003, our subordinated lender has amended the subordinated note agreement, effective April 30, 2003, to mirror those covenants agreed to by the senior lenders and has agreed to capitalize required semi-annual interest payments, beginning with April 30, 2003, until April 30, 2004 which total $6.9 million. Any unpaid interest accrues further charges at the rate of 15%.

Comprehensive Financial Review.    Beginning with the third quarter of fiscal 2003, we revised our approach to receivable collection, inventory reduction and investigated other cash-generating initiatives in response to the continued declined in the economy and our highly leveraged position. We reviewed the carrying values of those assets that we expected to convert to cash in the short-term, as well as long-lived tangible and intangible assets and adjusted the carrying value of such assets to reflect their estimated current net realizable value. In addition, we conducted a review of potential liabilities. The total adjustments for the year ended April 30, 2003 are included in the Consolidated Statement of Operations. These adjustments, which are summarized below, were highly influenced by the economic environment our customers and we are facing.

•	We increased our allowance for doubtful accounts by $4.1 million. This increase is based on extensive collection efforts and the results of a worldwide receivable-by-receivable review, including evaluation of the impact of current economic conditions, which have restricted customers’ ability to pay their account balances. We expect that we will negotiate discounts or assign accounts to collection agencies to accelerate cash collections.

•	We evaluated our ability to convert inventories, including evaluation and demonstration units, into cash in the short term by their sale or disposition. This evaluation led to a total adjustment of $5.4 million to arrive at the estimated net realizable value of our inventories.

•	We conducted a detailed review of the carrying value of our goodwill. Statement of Financial Accounting Standard No. 142 (“FAS 142”), “Goodwill and Other Intangible Assets”, requires a company to perform impairment testing when certain “triggering” events affecting a business unit have occurred. The triggering events were the expectation of sale or full or partial disposal of certain of our divisions, the continuing deterioration of the economic climate, and our operating losses. Our review resulted in impairment charges of $7.1 million during the third quarter of fiscal 2003. The impairment resulted primarily from continued weakness in the automotive industry, as well as poor performance at our European operations. Our required annual FAS 142 review as of April 30, 2003 led to no further impairment charges.

•	Although our former CEO remains obligated to perform consulting services though May 2005, the remaining term of his consulting contract, we have determined that no significant future services are likely to be required of him. Therefore we accrued and charged to operations all remaining contractual fees and related benefits aggregating approximately $1.1 million.

•	During the year, we sold $9.7 million of long-term notes receivable for $8.6 million. This discount of $1.1 million plus an additional accrual of $0.1 million on potential future notes available for sale are recorded in Other Expense, net.

•

We have accrued an additional $1.5 million for potential losses related to several recourse/repurchase obligations on European sales. We have from time to time entered into recourse obligations with third party leasing companies. In response to continued concerns about the financial health of several customers, as well as a recent bankruptcy, we have revised our estimate of potential future exposure. Included in the $1.5 million accrual is $760,000 for the estimated loss on the repurchase and subsequent sale of a flex form press system, where we have a recourse obligation for a bankrupt customer. We guaranteed the customer’s obligation on this transaction and are taking possession of the unit for future resale. Subsequent to April 30, 2003, we have signed a contract to sell the system which is scheduled to be delivered in May 2004, following refurbishment.

•	We had deferred $0.8 million in professional fees associated with previous ongoing strategic transactions, consisting of a planned equity offering and spin-off of Avure. We have abandoned these plans and accordingly expensed all of these fees in connection with the recent hiring of The Food Partners, LLC (“Food Partners”) to assist us in conducting a strategic analysis of Avure.

•	We reversed percentage of completion revenue previously recognized on three food systems (one customer) based on the customer’s failure to fulfill its obligations under the contract terms. The total revenue reversed in the third quarter was $4.3 million with an associated gross margin of $2.3 million. We received new orders for which we plan to deliver already-completed systems from inventory. Accordingly, these specific contracts do not qualify for percentage of completion accounting and the corresponding revenue will be recognized upon delivery and acceptance in a later period.

•	We assessed our ability to realize our net deferred tax assets. Recognizing the magnitude of the losses generated during the fiscal year, we determined it appropriate to establish a valuation allowance for our net deferred tax assets, with the exception of our Swedish operations, amounting to $5.3 million as well discontinuing, in the near term, any future recognition of deferred tax assets resulting from losses.

•	Based upon our proposed strategy to downsize and streamline our operations and convert non-core or excess assets to cash, we adjusted various other asset values and reserves to appropriately reflect their net realizable value on a prospective basis, in accordance with Statement of Financial Accounting Standard No. 144 (“FAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”. These adjustments totaled $9.1 million for the year ended April 30, 2003.

Restructuring.    On February 19, 2003, we announced a comprehensive two-year restructuring plan intended to return the Company to profitability through reductions in headcount, consolidation of facilities and operations, and closure or divestiture of selected operations. We expect to invest cash of between $11 million and $13 million in the restructuring program, which will affect roughly half of our locations and will reduce the total square footage occupied by nearly half. We anticipate that headcount will be reduced by more than one quarter. We have begun consolidating the production of our shapecutting systems from our European facilities to our North American facilities and standardizing shapecutting systems between the European, North American and Asian markets. We believe that these actions will achieve significant cost savings. We anticipate being able to fund the restructuring program within our new credit facility, as well as our foreign notes payable. In addition, we expect to incur significant non-cash expenses associated with the implementation of the restructuring program. Under current accounting rules, the associated restructuring expenses will generally be recognized in the period they are incurred. To date, we have incurred cash expenses of nearly $1.0 million.

At April 30, 2003, we were considering alternative strategies for the Avure segment. As of that date, we were unsure of the ultimate disposition for Avure, but had been considering a wide range of alternatives including continuation of operations in the present form, operations on a diminished scale, suspension of operations, shutdown, or divestiture. Subsequent to year-end, we received several offers from potential buyers, however no binding offer has been accepted as of the filing date of this Form 10-K.

If a sale were consummated, we would recognize a loss on unrealized foreign currency translation adjustments included in Accumulated Other Comprehensive Income on the Consolidated Balance Sheet. The debit balance of the Avure unrealized foreign currency translation adjustments at April 30, 2003 was $4.5 million. The ultimate loss on disposal would be determined at the time of sale and would be based on the then carrying value of Avure, as well as the amount of unrealized foreign currency translation adjustments.

Operational Data as a Percentage of Sales

	Year Ended April 30,
	2003	2002	2001
Revenue	100%	100%	100%

Cost of Sales	75%	61%	59%

Gross Margin	25%	39%	41%

Expenses:

Marketing	25%	18%	16%

Research & Engineering	9%	8%	8%

General & Administrative	16%	10%	10%

Impairment Charges	8%	2%	—%

	58%	38%	34%

Operating (Loss) Income	(33)%	1%	7%

Interest Expense, net	8%	5%	4%

Other Expense, net	3%	1%	—%

(Loss) Income Before (Provision) Benefit for Income Taxes	(44)%	(5)%	3%

(Provision) Benefit for Income Taxes	(5)%	2%	(1)%

(Loss) Income Before Cumulative Effect of Change in Accounting Principle and Discontinued Operations	(49)%	(3)%	2%

Cumulative Effect of Change in Accounting Principle, Net of Tax	—%	—%	(1)%
Discontinued Operations, Net of Tax	—%	—%	—%

Net (Loss) Income	(49)%	(3)%	1%

Segment Overview:

Dollars in thouands	Year ended April 30, 2003			Year ended April 30, 2002			Year ended April 30, 2001
	Flow Waterjet Systems	Avure Technologies	Consolidated	Flow Waterjet Systems	Avure Technologies	Consolidated	Flow Waterjet Systems	Avure Technologies	Consolidated
Revenues	$121,833	$22,282	$144,115	$127,763	$49,127	$176,890	$160,039	$44,815	$204,854
Cost of Sales	88,259	19,815	108,074	79,029	28,790	107,819	97,973	23,405	121,378

Gross Margin	33,574	2,467	36,041	48,734	20,337	69,071	62,066	21,410	83,476

Operating Expenses	60,407	22,291	82,698	49,331	18,318	67,649	52,311	16,475	68,786

Operating (Loss) Income	(26,833)	(19,824)	(46,657)	(597)	2,019	1,422	9,755	4,935	14,690

Interest Expense, Net	(5,405)	(5,914)	(11,319)	(5,262)	(3,561)	(8,823)	(3,773)	(3,275)	(7,048)
Other (Expense) Income, Net	(1,262)	(3,071)	(4,333)	(1,869)	(407)	(2,276)	185	(800)	(615)

(Loss) Income Before Provision for Income Taxes	(33,500)	(28,809)	(62,309)	(7,728)	(1,949)	(9,677)	6,167	860	7,027
(Provision) Benefit for Income Taxes	(8,375)	1,195	(7,180)	2,627	663	3,290	(1,851)	(259)	(2,110)

(Loss) Income Before Cumulative Effect of Change in Accounting Principle and Discontinued Operations	(41,875)	(27,614)	(69,489)	(5,101)	(1,286)	(6,387)	4,316	601	4,917
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	—	—	—	—	—	(2,652)	—	(2,652)
Discontinued Operations, Net of Tax	(523)	—	(523)	391	—	391	244	—	244

Net (Loss) Income	$(42,398)	$(27,614)	$(70,012)	$(4,710)	$(1,286)	$(5,996)	$1,908	$601	$2,509

Diluted Loss Per Share	$(2.76)	$(1.80)	$(4.56)	$(0.31)	$(0.08)	$(0.39)	$0.13	$0.04	$0.17

Revenue Summary:

Dollars in thousands	Year ended April 30,			Year ended April 30,
	2003	2002	% Change	2002	2001	% Change
Segment breakdown:

Flow Waterjet Systems:
Systems	$76,346	$88,995	(14)%	$88,995	$113,266	(21)%
Consumable parts and services	45,487	38,768	17%	38,768	46,773	(17)%

Total	121,833	127,763	(5)%	127,763	160,039	(20)%

Avure Technologies:
Fresher Under Pressure	4,851	11,917	(59)%	11,917	14,675	(19)%
General Press	17,431	37,210	(53)%	37,210	30,140	23%

Total	22,282	49,127	(55)%	49,127	44,815	10%

	$144,115	$176,890	(19)%	$176,890	$204,854	(14)%

Geographic breakdown:
United States	$79,450	$95,853	(17)%	$95,853	$128,340	(25)%
Rest of Americas	15,673	13,364	17%	13,364	14,580	(8)%
Europe	31,326	52,757	(41)%	52,757	43,346	22%
Asia	17,666	14,916	18%	14,916	18,588	(20)%

	$144,115	$176,890	(19)%	$176,890	$204,854	(14)%

Results of Operations

We provide ultrahigh-pressure (“UHP”) systems and related products and services to a wide variety of industries. Waterjet cutting is recognized as a better alternative to traditional cutting methods such as lasers, saws or plasma. It is faster, has greater versatility in the types of products it can cut and eliminates the need for secondary processing operations. Based upon a change in reporting structure at the beginning of fiscal 2003, we have redefined our two reportable segments, Flow Waterjet Systems (“Waterjet Systems”) and Avure Technologies (“Avure”), replacing the two previous reportable segments of UHP Systems and Fresher Under Pressure.

Fiscal 2003 Compared to Fiscal 2002

Revenues

Flow Waterjet Systems.    The Waterjet Systems segment includes cutting and cleaning operations, which are focused on providing total solutions for the aerospace, automotive, job shop, surface preparation (cleaning) and paper industries. As a result of continued weakness in the machine tool market for the year ended April 30, 2003, Waterjet Systems revenue decreased 5% to $121.8 million from $127.8 million in the prior year. Domestically, we recorded a $3.3 million or 6% revenue decrease over the prior year period, as compared to the domestic machine cutting tool market, which recorded a year over year decline of 19%, according to the Association for Manufacturing Technology. Our shapecutting equipment business continues to outperform the broader domestic market which demonstrates the ongoing application expansion that Flow waterjets are experiencing resulting from their flexibility and superior machine performance. This decrease in domestic revenues was further exacerbated by weak demand in the domestic automotive and aerospace sectors which was offset slightly by an expansion of our cutting cell applications to non-automotive customers. For the year ended April 30, 2003, domestic Waterjet Systems revenues were $63.2 million, down 7% from $68.0 million for the prior year.

Outside the United States, Waterjet Systems revenue growth was positively influenced by Asia, whose revenues were up 18% for the year ended April 30, 2003 to $17.7 million, compared to $14.9 million in the prior year. These increases were driven largely by sales into China. Additionally, in Korea, changes in lending policies have provided capital to small and mid-sized businesses—FLOW’s traditional customers. We typically sell our products at higher prices outside the United States due to the costs of servicing these markets. Our European operations have been negatively impacted over the past several months by the continued slowing of the overall economy and weakening customer financial stability. These marketplace conditions have resulted in a significant decrease in Waterjet Systems’ revenues in Europe as compared to the prior fiscal year posting a decrease of $4.9 million or 20% to $20.1 million compared to $25.0 million in 2002. In an effort to offset any additional future impact, we have put in place a new general manager, changed our pricing structure and accelerated payment terms.

Waterjet Systems are further comprised of System sales and Consumable Parts and Services sales. Systems are generally comprised of a pump along with the robotics or articulation used to move the cutting or cleaning head. Systems are further broken down between standard cutting systems, standard automotive systems, and special or custom designed systems used primarily in the aerospace and automotive markets. Consumables represent parts used by the pump and cutting head during operation. Systems revenues for the year ended April 30, 2003 were $76.3 million, a decrease of $12.6 million or 14%, compared to the prior fiscal year due to the impact of revenue decreases in the US and Europe. Consumables revenues, on the other hand, recorded a 17% or $6.7 million improvement to $45.5 million for the year ended April 30, 2003, compared to the prior year consumable revenue of $38.8 million. This is due to increased machine utilization by our customers which has led to higher parts consumption. Consumables revenue has also been positively impacted by the introduction of proprietary productivity enhancing kits and improved parts availability.

Avure Technologies Revenues.    Avure includes the Fresher Under Pressure technology as well as General Press operations. Fresher Under Pressure is focused on providing food safety solutions for food producers, while the General Press business manufactures systems which produce and strengthen advanced materials for the aerospace, automotive and medical industries. As expected, a portion of the decrease in Avure’s revenues resulted from reduced General Press revenues. For the year ended April 30, 2003, General Press revenues were down 53% from $37.2 million for the prior year to $17.4 million. The majority of this revenue decrease occurred in Europe and accordingly net consolidated revenues in Europe are down over the prior year. General Press revenues will vary from year to year due to the nature of their sales and production cycle. The sales cycle on one of our general presses can range from one to four years, including a manufacturing period of six to 18 months.

For the year ended April 30, 2003, revenues for Fresher Under Pressure were $4.9 million, representing a $7.1 million, or 59% decline, compared to the prior year’s revenue of $11.9 million. A portion of this decrease can be attributed to the $4.3 million reversal of percentage of completion revenue previously recognized on three food systems (one customer) based on the customer’s failure to fulfill its obligations under the contract terms. In addition, we received some orders for which we plan to deliver already-completed systems. Accordingly, these specific orders do not qualify for percentage of completion accounting and the corresponding revenue will be recognized upon delivery and acceptance in a later period. Our Fresher Under Pressure technology exposes foods to pressures from 50,000 to over 100,000 psi for a short time, reducing food-borne pathogens such as Camplyobacter, E. coli, Listeria monocytogenes, salmonella and Vibro vulnificus. While conventional thermal and chemical preservation methods can ensure safety and longevity, they have a negative impact on fresh foods’ sensory qualities such as nutrition, flavor, color and texture. Avure’s technology uses UHP to destroy bacteria and other microorganisms without using high temperatures or chemical additives with minimal effects on the nutrition, taste, texture, or color of food, while simultaneously extending shelf life.

Cost of Sales and Gross Margins.    Gross margin for the year ended April 30, 2003 amounted to $36.0 million or 25% of revenues as compared to gross margin of $69.1 million or 39% of revenues in the prior year.

Fiscal 2003 gross margin was significantly impacted by a number of adjustments posted during our third quarter. Generally, comparison of gross margin rates will vary year to year depending on the mix of sales, which includes special system, standard system and consumables sales. Gross margin rates on our systems sales are typically less than 45% as opposed to consumables sales which are in excess of 50%. On average, standard systems carry higher margins than the custom engineered systems, which include General Presses. Waterjet Systems margins represented $33.6 million of the overall margin or 28% of Waterjet Systems revenues, while Avure margins amounted to $2.5 million or 11% of Avure revenues. Both of our business segments experienced decreased margins resulting in part from adjustments made to the carrying value of inventories to net realizable value, amounting to $6.4 million in both segments or 4% of revenues. Waterjet Systems gross margin was further depressed by weak sales in the automotive and aerospace business which resulted in underabsorption of overhead costs. In addition, the weakened European economy has led to a change in estimate on several revenue projects in which we had a financial obligation to a third party. Gross margins were negatively impacted by $1.0 million due to increased revenue reserves based on this change in estimate. Additionally, the decrease in Avure gross margins dollars resulted from the revenue reversal of three units due to the customer’s failure to fulfill contractual obligations as well as an accrual for the anticipated loss of a general press unit on which the customer defaulted. These adjustments amounted to $3.7 million or 3% of total revenues.

Marketing Expenses.    Marketing expenses increased $4.8 million or 15% to $36.2 million for the year ended April 30, 2003, as compared to the prior year marketing expenses of $31.4 million. The increase stems primarily from an increase in the allowance for doubtful accounts recorded during the year as a result of our assessment of the financial conditions of our individual customers and general marketplace conditions. The remainder of the increase is attributable to the completion of the investment in the marketing organization and infrastructure of Avure, which now has a complete sales team, and the cost of participation by Flow Waterjet Systems at the bi-annual IMTS tradeshow. Expressed as a percentage of revenue, marketing expenses were 25% and 18% for the years ended April 30, 2003 and 2002, respectively.

Research and Engineering Expenses.    Research and engineering expenses decreased $1.4 million or 9% to $13.5 million for the year ended April 30, 2003, as compared to the prior year’s research and engineering expenses of $14.9 million. This reduction is due to our focused global realignment of resources and overall cost cutting efforts. Expressed as a percentage of revenue, research and engineering expenses were 9% and 8% for the years ended April 30, 2003 and 2002, respectively.

General and Administrative Expenses.    General and administrative expenses increased $5.1 million or 30% to $22.2 million for the year ended April 30, 2003, as compared to the prior year’s general and administrative expenses of $17.1 million. These increases stemmed in part from the accrual of our former CEO’s severance, the write-off of previously deferred professional fees and recruitment and other expenses associated with the hiring of Stephen Light as the new President and CEO. Additionally, a portion of the increases was due to Avure’s executive management team being in place for the full year, and only part of the prior year, as well as additional costs associated with bank amendments. Expressed as a percentage of revenue, general and administrative expenses were 16% and 10% for the years ended April 30, 2003 and 2002, respectively.

Impairment Charges.    At January 31, 2003, we conducted a selected review of the carrying value of our goodwill. Statement of Financial Accounting Standard No. 142 (“FAS 142”), “Goodwill and Other Intangible Assets”, requires a company to perform impairment testing when certain “triggering” events affecting a business unit have taken place. The triggering events were the expectation of a sale or full or partial disposal of certain of our divisions and the continuing deterioration of the economic climate. Our review resulted in impairment charges of $7.1 million during the quarter ended January 31, 2003. The impairment resulted primarily from continued weakness in the automotive industry, as well as weakness in our European operations. With the assistance of a third party valuation firm, we prepared an analysis of the fair value of the Company’s reporting units for our required FAS 142 annual assessment. This assessment, performed as of April 30, 2003, revealed no further impairment. At April 30, 2003, we also conducted an impairment review of our long-lived assets in accordance with Statement of Financial Accounting Standard No. 144 (“FAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”. This review led to a $3.7 million impairment charge related primarily to the carrying value of the depreciable assets of Avure.

Operating Loss.    We recorded an operating loss of $46.7 million for the year ended April 30, 2003, as compared to operating income of $1.4 million in the prior year.

Interest and Other Expense, Net.    Fiscal 2003 net interest expense increased $2.5 million or 28% to $11.3 million compared to the prior year of $8.8 million due to a higher weighted average cost of capital and a higher average debt level throughout the first 10 months of the fiscal year. Included in Other Expense, net are realized foreign exchange transaction gains and losses as well as a $1.2 million accrual related to a discount agreed to as part of the sale of a substantial portion of our long term notes receivable to a financial institution. We retain no contingent liabilities associated with this sale.

Income Taxes.    During fiscal 2003, we assessed our ability to realize our net deferred tax assets. Recognizing the magnitude of the losses generated during the year, we determined it appropriate to establish a valuation allowance to reduce all previously recognized net deferred tax assets to a level offset by deferred tax liabilities, with the exception of our Swedish operation. The valuation allowance of $5.3 million, recorded during the third fiscal quarter, on net deferred tax assets generated in prior periods, is included in the Provision for Income Taxes in the Consolidated Statement of Operations and shown as a reduction of both Current and Long-Term Deferred Income Taxes on the Consolidated Balance Sheet. Further, we did not recognize deferred tax assets associated with any losses generated in the fourth quarter, with the exception of the Swedish operations. The United States net operating losses can be carried forward 20 years to offset United States profits in future periods.

Discontinued Operations, Net of Tax.    As of April 30, 2003, we held one of our service subsidiaries for sale and have consequently shown its results of operations under discontinued operations for all periods presented. The sale of this subsidiary was consummated May 16, 2003 and resulted in cash proceeds of $1.8 million and a gain of approximately $300,000.

The weighted average number of shares outstanding used for the calculation of basic and diluted (loss) earnings per share is 15,348,000 for fiscal 2003 and 15,234,000 for fiscal 2002.

Net Loss.    Our consolidated net loss for fiscal 2003 amounted to $70.0 million, or $4.56 basic and diluted loss per share as compared to a net loss of $6.0 million, or $0.39 basic and diluted loss per share in the prior year. Waterjet Systems reported a net loss of $42.4 million or $2.76 basic and diluted loss per share versus net loss of $4.7 million or $0.31 basic and diluted loss per share in the comparable prior year. We have used internally developed estimates to determine the allocation of costs from the consolidated operations to Avure’s results of operations. Based on these estimates, the net loss for Avure was $27.6 million or $1.80 basic and diluted loss per share for fiscal 2003 compared to a net loss of $1.3 million or $0.08 basic and diluted loss per share in the prior year.

Fiscal 2002 Compared to Fiscal 2001

Revenues

Our revenues are segregated according to our currently identified segments, Waterjet Systems and Avure, which were redefined effective in fiscal 2003. As such, prior year results have been recast to afford comparability.

Our total revenues for the year ended April 30, 2002 were $176.9 million, a decrease of $28.0 million (14%) over the prior year period. Flow Waterjet Systems revenues decreased $32.3 million (20%), due to a 25% decline in domestic revenues, impacted by the tightening economy which was further exacerbated by the events of

September 11, 2001. This decline was offset in part by a $4.3 million (10%) growth in Avure sales. Within Avure, General Press revenues increased $7.1 million (23%) to $37.2 million in fiscal 2002. Fiscal 2002 domestic Waterjet Systems sales decreased 21% as compared to the overall United States machine cutting tool market which declined 34% for the year ended March 31, 2002, according to The Association for Manufacturing Technology (“AMT”). Consistent with historical performance, waterjet technology continues to gain market share due to its advantages over traditional cutting technologies, even in a down market. These advantages, as well as continued product development, should allow us to continue to gain market share; however, growth will be affected by the performance of the broader machine tool market.

Systems sales for Waterjet Systems in fiscal 2002 were $89.0 million, a decrease of $24.3 million (21%) over the prior year resulting from the soft economic conditions which have slowed capital spending decisions. Consumable parts and services revenues decreased $8.0 million (17%) to $38.8 million in fiscal 2002. The slowdown in the consumable sales growth reflects a decrease of machine utilization in the worldwide machine tool market, as well as success of our goal of providing lower operating costs through longer life parts.

Fiscal 2002 Avure revenues of $49.1 million included $11.9 million related to food technology or “Fresher Under Pressure”, a 19% decrease from the fiscal 2001 total of $14.7 million. This decline from fiscal 2001 revenues is the result of a reorganization of the business, including a comprehensive product evaluation and a program to focus on specific markets within the food industry, as well as from purchasing decisions being placed on hold after the events of September 11, 2001.

Consolidated European revenues of $52.8 million increased $9.4 million (22%) compared to the prior year and represented 30% of fiscal 2002 consolidated revenue. This increase was spurred by a growth in General Press sales of $15.0 million offset by declining revenues in European shapecutting sales of $7.0 million resulting from the economic softness in the European market. Sales in the remainder of the world, primarily Asia, Canada, Mexico and South America, decreased 15% to $28.3 million, the result of weak global economic conditions.

Gross Profit.    Gross profit for the year ended April 30, 2002 decreased $14.4 million (17%) as compared to the prior fiscal year. Gross profit expressed as a percentage of revenue was 39% in fiscal 2002 as compared to 41% in fiscal 2001. Systems sales, including Avure, represented 78% of fiscal 2002 revenues, slightly higher than the prior year’s 77%, and consumables sales represented 22% of fiscal 2002 revenues as compared to 23% in the prior year. The slight decrease in current year gross margin was a function of the increase, as a percentage of total revenues, of General Press systems, as compared to standard systems sales.

Operating Expenses.    Operating expenses decreased $1.1 million (2%) as compared to the prior year. Expressed as a percentage of revenues, total operating expenses increased to 38% in fiscal 2002 from 34% in fiscal 2001. Marketing expenses of $31.4 million decreased $1.4 million (4%) as compared to the prior year, but expressed as a percentage of revenues, increased to 18% from 16% in the prior year. The current year expense decrease results from the lower commission expense associated with lower revenue levels as well as lower trade show expenses, having not incurred IMTS trade show expenses in fiscal 2002 as the show is held every other year. Research and engineering expenses in fiscal 2002 decreased $1.6 million (10%) to $14.9 million as compared to the prior year due to a global realignment of resources. As a percentage of revenues, research and engineering expenses were 8% in fiscal 2002 which is comparable to fiscal 2001. General and administrative expenses of $17.1 million decreased $2.4 million (12%) for the year as compared to the prior year. A portion of the decrease stems for worldwide staffing reductions as we continue to realign our resources while the remaining $1.6 million of the decrease stems from the adoption of Statement of Financial Accounting Standards No. 142 (“FAS 142”), “Goodwill and Other Intangible Assets”, in May 2001, which discontinued the amortization of goodwill. Expressed as a percentage of revenues however, general and administrative expenses were 10% for both fiscal years. Another component of FAS 142 requires that we conduct a periodic evaluation of the carrying value of our goodwill balances. From this review, we identified and expensed $4.3 million of asset impairment in our automotive divisions which have been highly impacted from recent economic events. This amount is reflected in the Impairment Charges caption on our Consolidated Statement of Operations.

Operating Income.    Operating income can vary significantly for domestic and foreign operations, but is primarily the result of product mix variations and volume from year to year. The domestic machine tool market extended its weakness into fiscal 2002 and the U.S. dollar continued to gain strength over the European currencies.

Interest and Other Expense, Net.    Net interest expense of $8.8 million increased $1.8 million (25%) in fiscal 2002 compared to fiscal 2001. The increase in interest expense is due to higher average debt levels associated with the additional financing related to the development of the Fresher Under Pressure program, as well as higher weighted average cost of capital year over year. Average debt outstanding increased $4.3 million (5%) during fiscal 2002 compared to the prior year. This increase in debt was related to funding of the business development of Fresher Under Pressure. During fiscal 2002, other expense, net, totaled $2.3 million compared to other expense, net, of $613,000 in fiscal 2001. This increase is comprised primarily of the write-down of two investments to their market value at April 30, 2002 which amounted to $1.3 million.

Income Taxes.    The fiscal 2002 income tax benefit was computed using a rate of 34% as compared to 30% in the previous year. The current year tax rate is a blended rate of the various tax jurisdictions in which we conduct business. In fiscal 2001, the income tax rate was lower than the statutory rates primarily due to lower foreign tax rates and benefits from the foreign sales corporation. We regularly evaluate the likelihood of utilizing our deferred tax assets and adjust the valuation allowance thereon based on an evaluation of both positive and negative evidence related to these deferred tax assets.

The weighted average number of shares outstanding used for the calculation of Basic and Diluted (loss) earnings per share is 15,234,000 for fiscal 2002 and 14,828,000 and 15,109,000, respectively, for fiscal 2001.

Cumulative Effect of Change in Accounting Principle, net of Tax.    The effect of the adoption of SAB101, Revenue Recognition in Financial Statements, during fiscal 2001 is shown as a cumulative effect of change in accounting principle, net of tax.

Net Loss.    Our consolidated net loss for fiscal 2002 amounted to $6.0 million, or $0.39 basic and diluted loss per share as compared to net income of $2.5 million, or $0.17 basic and diluted earnings per share in the prior year. Waterjet Systems reported a net loss of $4.7 million or $0.31 basic and diluted loss per share versus net income of $1.9 million or $0.13 basic and diluted earnings per share in the prior year. We have used internally developed estimates to determine the allocation of costs from the consolidated operations to Avure’s results of operations. Based on these estimates, the net loss for Avure was $1.3 million or $0.08 basic and diluted loss per share for fiscal 2003 compared to net income of $0.6 million or $0.04 basic and diluted earnings per share in the prior year.

Liquidity and Capital Resources

We generated $8.4 million in cash from operations during fiscal 2003 as compared to $6.9 million in fiscal 2002. We generated cash of $33.9 million as the result of our reduction in operating assets, primarily from the collection of receivables which generated $24.0 million in cash.

Net receivables are comprised of trade accounts and unbilled revenues. At April 30, 2003, our net receivables balance decreased $28.2 million or 45% from the April 30, 2002 level of $62.8 million. In response to the continued weak global economy, we conducted quarterly reviews of our worldwide Trade Receivables to assess collectibility. Based on these reviews, we increased the Allowance for Doubtful Accounts by $4.1 million during the year ended April 30, 2003. We have implemented a strategy to quickly convert receivables to cash and made a concerted effort to collect aged accounts. We have also implemented procedures to prevent accounts from extending beyond their due dates. This has led to a $7.9 million reduction in trade receivables from $39.0 million at April 30, 2002 to $31.1 million at April 30, 2003, a 20% decrease. The majority of the decrease in net receivables stemmed from Unbilled Revenues of $24.7 million at April 30, 2002 compared to $8.5 million at April 30, 2003, a $16.2 million or 66% decrease. This decrease is the result of weak demand for our General Presses. Receivables can be negatively impacted by the traditionally longer payment cycle outside the United States and the timing of billings and payments on large special system orders. We do not believe these timing issues will present a material adverse impact on our short-term liquidity requirements. A significant portion of unbilled receivables relates to equipment and systems accounted for on a percentage of completion basis. Because of the lead-time to build and deliver such equipment, ultimate collection of such accounts can be subject to changing customer business and economic conditions.

In prior years, we had provided long-term financing to our food system customers. During the third quarter of fiscal 2003, in order to accelerate our cash receipts, we sold, without any recourse obligation, $9.7 million of the notes receivable and received $8.6 million in cash. This discount of $1.1 million plus an additional accrual of $0.1 million on potential future notes available for sale are recorded in Other Expense, net, on the Consolidated Statement of Operations for the year ended April 30, 2003.

Inventories at April 30, 2003 decreased $7.3 million or 15% to $40.9 million from the April 30, 2002 level of $48.2 million due to our strategy to convert inventories to cash in the short term by their sale or disposition. Inventory reserve adjustments approximated $2.6 million.

Our future cash commitments include our restructuring plan which currently calls for a cash investment of between $11 million and $13 million over an 18-month period. We anticipate funding these amounts within our existing credit facilities. In addition, in July 2000, we committed $5 million to fund the construction of a new manufacturing facility for our Taiwanese operations. As of April 30, 2003, we have a remaining commitment of $4.0 million, which will be funded over the next six months, through two unsecured lines of credit from Taiwanese banks. We anticipate converting the line of credit to a permanent loan upon completion of the building and are exploring the potential of a sale and leaseback arrangement.

Our credit agreements are our primary source of external funding. On July 28, 2003, we entered into a new credit agreement with our senior lenders, effective April 30, 2003. This new senior credit facility expires August 1, 2004 and bears interest at the bank’s prime rate in effect from time to time plus 4% (8.25% at April 30, 2003). As of April 30, 2003, giving effect to our new agreement with our senior lenders, we are in compliance with all amended covenants. We also amended, as of April 30, 2003, our subordinated note agreement to coincide with the new credit agreement with our senior lenders. Prior to signing these agreements, we were in default of our debt covenants. The subordinated lenders have also capitalized the semi-annual interest remittances due from April 30, 2003 through April 30, 2004, which total $6.9 million. This capitalized interest accrues at the rate of 15%. Since April 30, 2003, each of the above-described agreements has been amended with an effective date of April 30, 2003. Concurrent with the signing of the credit agreement and the note amendment, described above, we paid a total of $2.5 million towards reduction of amounts owing. See Notes 9 and 19 of Notes to Consolidated Financial Statements.

The Company has incurred losses during fiscal 2002 and 2003. In February 2003, we announced a comprehensive two-year restructuring plan intended to return the Company to profitability through reductions in headcount, consolidation of facilities and operations, and closure or divestiture of selected operations. We have been able to satisfy our needs for working capital and capital expenditures, due in part to our ability to access adequate financing arrangements. We expect that operations will continue, with the realization of assets and discharge of liabilities in the ordinary course of business. Compliance with future debt covenants requires us to meet our operating projections, which include achieving certain revenues, costs, consistent operating margins, and working capital targets.

We believe that our existing cash and credit facilities at April 30, 2003 are adequate to fund our operations through April 30, 2004. If we fail to achieve our planned revenues, costs and working capital objectives, management believes it has the ability to curtail capital expenditures and reduce costs to levels that will be sufficient to enable us to meet our cash requirements and debt covenants through April 30, 2004.

However, demand for our products and timing of cost reductions are difficult to project. Our restructuring initiatives may have unanticipated effects on our business.

If we are unable to comply with the amended debt covenants, and our lenders are unwilling to waive or amend the debt covenants, certain components of our long-term obligations and notes payable would become callable, and we would be required to seek alternative financing. Alternative sources of financing may not be available if required or, if available, may not be on satisfactory terms. If we are unable to obtain alternative financing on satisfactory terms, it could have a material adverse effect on our business, and we may be required to curtail capital spending, further reduce expenses, and otherwise modify our planned operations including potentially discontinuing operations.

The following table provides a summary of our contractual obligations as of April 30, 2003, by due date:

	Payments Due by Period
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Long-term debt and notes payable	$4,633	$56,423	$35,000	$—	$96,056
Operating leases	4,262	7,685	6,143	4,880	22,970

Total contractual cash obligations	$8,895	$64,108	$41,143	$4,880	$119,026

Long-term debt obligations, notes payable and lease commitments are expected to be met from working capital provided by operations and, as necessary, by other borrowings.

Our capital spending plans currently provide for outlays of approximately $6.7 million in fiscal 2004, primarily related to our Taiwan facility. It is expected that funds necessary for these expenditures will be generated internally and through available credit facilities.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies, refer to Note 1 of Notes to Consolidated Financial Statements.

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

For non-standard and long lead time systems, including the Avure segment, we recognize revenues using the percentage of completion method in accordance with Statement of Position 81-1 (“SOP 81-1”), “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” We use the cost to cost method, measuring the costs incurred on a project at a specified date, as compared to the estimated total cost of the project. Percentage of completion requires management to estimate costs to complete. Accordingly, modifications to estimates will impact percentage of completion revenues and associated gross margins. If, however, the time from order to install is less than three months, revenue is recognized under SAB 101. Revenues from equipment on lease are recognized as rental income in the period earned. Shipping revenues and expenses are recorded in revenue and costs of goods sold, respectively.

Product Warranty Reserve

Our products are generally covered by a warranty up to 12 months. We accrue a reserve for estimated warranty costs at the time revenue is recognized. Our estimate of costs to service our warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, our warranty accrual will increase resulting in decreased gross profit.

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

Valuation of Deferred Tax Assets

We review our deferred tax assets regularly to determine their realizability. When evidence exists that it is more likely than not that we will be unable to realize a deferred tax asset, we set up a valuation allowance against the asset based on our estimate of the amount which will likely not be realizable. Future utilization of deferred tax assets could result in future income.

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

Legal Contingencies

At any time, we may be involved in certain legal proceedings. As of April 30, 2003, we have accrued our estimate of the probable costs for the resolution of these claims. This estimate has been developed in consultation with outside legal counsel and is based upon an analysis of potential outcomes, assuming a combination of litigation and settlement strategies. We do not believe these proceedings will have a material adverse effect on our consolidated financial position. However, it is possible that future results of operations or cash flows for any particular quarterly or annual period could be materially affected by changes in our assumptions, or the effectiveness of our strategies, related to these proceedings.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 143 (“FAS 143”), “Accounting for Asset Retirement Obligations” provides accounting and reporting standards for recognizing obligations related to asset retirement costs associated with the retirement of tangible long-lived assets. We will be required to adopt this statement May 1, 2003, and we do not expect a material impact on our financial position, results of operations or cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by the guarantor about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the disclosure requirements are effective for financial statements ending after December 15, 2002 and have been incorporated into these financial statements and accompanying footnotes. Adoption of FIN 45 did not have a material impact on the Company’s financial position, results of operations or cash flows as the Company does not have a significant amount of guarantees.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, (“FIN 46”) which requires extensive disclosures (including certain disclosures that are applicable to these financial statements) and will require companies to evaluate variable interest entities to determine whether to apply the consolidation provisions of FIN 46 to those entities. Companies must apply FIN 46 to entities with which they are involved if the entity’s equity has specified characteristics. If it is reasonably possible that a company will have a significant variable interest in a variable interest entity at the date FIN 46’s consolidation requirements become effective, the company must disclose the nature, purpose, size and activities of the variable interest entity and the consolidated enterprise s maximum exposure to loss resulting from its involvement with the variable interest entity in all financial statements issued after January 31, 2003 (including December 31, 2002 financial statements) regardless of when the variable interest entity was created. We have recorded no impact from the adoption of FIN 46.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“FAS 148”), “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FAS 123”. The statement amends the transition and disclosure provisions of Statement of Financial Accounting Standards No. 123 (“FAS 123”), “Accounting for Stock-Based Compensation”. Specifically, FAS 148 provides more transition alternatives for companies that wish to adopt the fair-value based provisions of FAS 123 and increases the disclosure required of companies that continue to account for their stock-based compensation under the intrinsic-value method prescribed under APB No. 25, “Accounting for Stock Issued to Employees”. The disclosure and transition provisions of FAS 148 are effective for interim periods beginning after December 15, 2002 and have been incorporated into the financial statements and accompanying footnotes.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (“FAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. FAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS 133. The new guidance amends FAS 133 for decisions made: (a) as part of the Derivatives Implementation Group process that effectively required amendments to FAS 133, (b) in connection with other FASB projects dealing with financial instruments, and (c) regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of an “underlying” and the characteristics of a derivative that contains financing components. The amendments set forth in FAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. FAS 149 is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. We do not expect the provisions of SFAS 149 to have a material impact on our financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“FAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. FAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. We do not expect the provisions of FAS 150 to have a material impact on our financial position or results of operations.

Item 7a.    Quantitative and Qualitative Disclosures About Market Risk:

Market risk exists in our financial instruments related to an increase in interest rates, adverse changes in foreign exchange rates relative to the U.S. dollar, as well as financial risk management and derivatives. These exposures are related to our daily operations.

Interest Rate Exposure—Interest Rate Exposure—At April 30, 2003, we had $96.1 million in interest bearing debt. Of this amount, $35.0 million was fixed rate debt with an interest rate of 15% per annum. In addition the capitalized interest payments due our subordinated lender are accruing at a rate of 15% per annum. The majority of the remaining debt of $61.1 million was variable at a rate of prime + 4% or 8.25% at April 30, 2003. See Note 9 to the Consolidated Financial Statements for additional contractual information on our debt obligations. Market risk is estimated as the potential for interest rates to increase 10% on the variable rate debt. A 10% increase in interest rates would result in an approximate additional annual charge to our pretax profits and cash flow of $485,000. At April 30, 2003, we had no derivative instruments to offset the risk of interest rate changes. We may choose to use derivative instruments, such as interest rate swaps, to manage the risk associated with interest rate changes.

Foreign Currency Exchange Rate Risk—We transact business in various foreign currencies, primarily the Canadian dollar, the Eurodollar, the Japanese yen, the New Taiwan dollar, and the Swedish Krona. The assets and liabilities of our foreign operations, with functional currencies other than the U.S. dollar, are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. Aggregate transaction losses included in the determination of net loss amounted to $2.1 million for the year ended April 30, 2003. Based on our overall currency rate exposure at April 30, 2003, a near-term 10% appreciation or depreciation of the U.S. dollar would not have a significant effect on our financial position, results of operations and cash flows over the next fiscal year. At April 30, 2003, we had two forward exchange contracts to offset the risk of foreign currency exchange rate changes. We may continue to use derivative instruments, such as forward exchange rate contracts, to manage the risk associated with foreign currency exchange rate changes.

Item 8.    Financial Statements and Supplementary Data

The following consolidated financial statements are filed as a part of this report:

All other schedules are omitted because they are not applicable or the disclosures are made in the footnotes to the consolidated financial statements.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of

Flow International Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows, and of shareholders’ equity and comprehensive loss present fairly, in all material respects, the financial position of Flow International Corporation (“the Company”) and its subsidiaries at April 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/    PRICEWATERHOUSECOOPERS LLP

Seattle, Washington

July 28, 2003

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	April 30,
	2003	2002
ASSETS:
Current Assets:
Cash and Cash Equivalents	$15,045	$7,120
Receivables, net	34,600	62,774
Inventories, net	40,883	48,164
Deferred Income Taxes	957	1,980
Assets of Discontinued Operations	1,191	—
Other Current Assets	7,464	11,608

Total Current Assets	100,140	131,646

Property and Equipment, net	12,987	16,996
Equipment Held for Lease, net	—	5,968
Intangible Assets, net	11,866	13,182
Goodwill	10,141	16,332
Deferred Income Taxes	—	5,115
Other Assets	11,130	17,237

	$146,264	$206,476

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Notes Payable	$4,610	$374
Current Portion of Long-Term Obligations	23	4,863
Accounts Payable	12,250	12,868
Accrued Payroll and Related Liabilities	4,512	4,844
Other Accrued Taxes	58	2,530
Deferred Revenue	4,803	3,613
Other Accrued Liabilities	24,658	18,022

Total Current Liabilities	50,914	47,114

Long-Term Obligations, net of Current Portion	83,775	81,625
Other Long-Term Liabilities	3,791	4,807

	138,480	133,546

Commitments and Contingencies (Note 14)

Minority Interest	2,325	2,246

Shareholders’ Equity:
Series A 8% Convertible Preferred Stock—$.01 par value, 1,000,000 shares authorized, none issued
Common Stock—$.01 par value, 20,000,000 shares authorized, 15,358,759 shares outstanding at April 30, 2003 15,281,759 shares outstanding at April 30, 2002	154	153
Capital in Excess of Par	55,869	55,158
(Accumulated Deficit) Retained Earnings	(40,806)	29,206
Accumulated Other Comprehensive Loss	(9,758)	(13,833)

Total Shareholders’ Equity	5,459	70,684

	$146,264	$206,476

The accompanying notes are an integral part of these consolidated financial statements.

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended April 30,
	2003	2002	2001
Revenue	$144,115	$176,890	$204,854

Cost of Sales	108,074	107,819	121,378

Gross Margin	36,041	69,071	83,476

Operating Expenses:
Marketing	36,180	31,404	32,846
Research and Engineering	13,501	14,889	16,500
General and Administrative	22,202	17,060	19,440
Impairment Charges	10,815	4,296	—

	82,698	67,649	68,786

Operating (Loss) Income	(46,657)	1,422	14,690

Interest Expense, net	(11,319)	(8,823)	(7,048)
Other Expense, net	(4,333)	(2,276)	(615)

(Loss) Income Before Provision for Income Taxes	(62,309)	(9,677)	7,027
Benefit (Provision) for Income Taxes	(7,180)	3,290	(2,110)

(Loss) Income Before Cumulative Effect of Change in Accounting Principle and Discontinued Operations	(69,489)	(6,387)	4,917
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	—	(2,652)
Discontinued Operations, Net of Tax	(523)	391	244

Net (Loss) Income	$(70,012)	$(5,996)	$2,509

(Loss) Earnings Per Share
Basic
(Loss) Income Before Cumulative Effect of Change in Accounting Principle and Discontinued Operations	$(4.53)	$(.42)	$.33

Cumulative Effect of Change in Accounting Principle, Net of Tax	—	—	(.18)
Discontinued Operations, Net of Tax	(.03)	.03	.02

Net (Loss) Income	$(4.56)	$(.39)	$.17

Diluted
(Loss) Income Before Cumulative Effect of Change in Accounting Principle and Discontinued Operations	$(4.53)	$(.42)	$.32

Cumulative Effect of Change in Accounting Principle, Net of Tax	—	—	(.17)
Discontinued Operations, Net of Tax	(.03)	.03	.02

Net (Loss) Income	$(4.56)	$(.39)	$.17

The accompanying notes are an integral part of these consolidated financial statements.

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended April 30,
	2003	2002	2001
Cash Flows from Operating Activities:
Net (Loss) Income	$(70,012)	$(5,996)	$2,509
Adjustments to Reconcile Net (Loss) Income to Cash Provided by (Used in) Operating Activities:
Cumulative Effect of Change in Accounting Principle	—	—	2,652
Depreciation and Amortization	10,112	6,476	7,765
Deferred Income Taxes	6,138	(2,784)	(2,106)
Minority Interest	79	206	203
Provision for Losses on Trade Accounts Receivable	4,072	96	576
Provision for Slow Moving and Obsolete Inventory	2,554	188	371
Tax Effect of Exercised Stock Options	49	124	461
Stock Compensation	235	13	245
Impairment Charges	10,815	4,296	—
Write-Down of Assets	8,052	1,327	—
Other	958	733	—
Decrease (Increase) in Operating Assets and Liabilities:
Receivables	24,012	192	(1,284)
Inventories	2,245	9,071	(6,624)
Other Current Assets	2,777	(3,017)	(2,644)
Other Long-Term Assets	4,889	(7,104)	(4,092)
Accounts Payable	(618)	(2,394)	(406)
Accrued Payroll and Related Liabilities	(332)	(1,588)	474
Deferred Revenue	1,190	(230)	1,367
Other Accrued Liabilities and Other Accrued Taxes	2,201	9,846	2,002
Other Long-Term Liabilities	(1,016)	(2,604)	(7,072)

Cash Provided by (Used in) Operating Activities	8,400	6,851	(5,603)

Cash Flows From Investing Activities:
Expenditures For Property and Equipment	(4,671)	(8,752)	(5,778)
Proceeds from Sale of Property and Equipment	2,176	—	—
Other	—	697	(1,013)

Cash Used in Investing Activities	(2,495)	(8,055)	(6,791)

Cash Flows from Financing Activities:
Borrowings (Repayments) under Credit Agreement, net	5,005	(24,791)	16,451
Payments of Long-Term Obligations	(4,877)	(8,654)	(1,948)
Borrowings on Long-Term Obligations	—	25,723	—
Proceeds from Issuance Of Warrants	—	9,277	—
Proceeds from Issuance Of Common Stock	428	1,631	2,372

Cash Provided by Financing Activities	556	3,186	16,875

Effect of Exchange Rate Changes	1,464	(1,670)	(4,056)

Increase in Cash And Cash Equivalents	7,925	312	425
Cash and Cash Equivalents at Beginning of Period	7,120	6,808	6,383

Cash and Cash Equivalents at End of Period	$15,045	$7,120	$6,808

Supplemental Disclosures of Cash Flow Information

Cash Paid during the Year for:
Interest	$8,161	$9,309	$6,906
Income Taxes	2,179	1,395	3,080

The accompanying notes are an integral part of these consolidated financial statements.

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(In thousands)

	Common Stock		Capital In Excess of Par	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Par Value
Balances, April 30, 2000	14,736	$147	$41,041	$32,693	$(8,906)	$64,975

Components of Comprehensive Loss:
Net Income				2,509		2,509
Unrealized Loss on Equity Securities Available for Sale, Net of Tax					(116)	(116)
Cumulative Translation Adjustment					(4,056)	(4,056)

Total Comprehensive Loss						(1,663)

Exercise of Stock Options	367	4	2,368			2,372
Other			706			706

Balances, April 30, 2001	15,103	151	44,115	35,202	(13,078)	66,390

Components of Comprehensive Loss:
Net Loss				(5,996)		(5,996)
Realized Gain on Equity Securities Available for Sale, Net of Tax					925	925
Unrealized Loss on Cash Flow Hedges, Net of Tax					(10)	(10)
Cumulative Translation Adjustment					(1,670)	(1,670)

Total Comprehensive Loss						(6,751)

Exercise of Stock Options	179	2	1,629			1,631
Issuance of Stock Warrants			9,277			9,277
Other			137			137

Balances, April 30, 2002	15,282	153	55,158	29,206	(13,833)	70,684

Components of Comprehensive Loss:
Net Loss				(70,012)		(70,012)
Unrealized Gain on Equity Securities Available for Sale, Net of Tax					809	809
Unrealized Gain on Cash Flow Hedges, Net of Tax					20	20
Cumulative Translation Adjustment					3,246	3,246

Total Comprehensive Loss						(65,937)

Exercise of Stock Options	77	1	427			428
Other			284			284

Balances, April 30, 2003	15,359	$154	$55,869	$(40,806)	$(9,758)	$5,459

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three years ended April 30, 2003

(All tabular dollar amounts in thousands, except per share and option amounts)

Note 1—The Company and Summary of Significant Accounting Policies:

Principles of Consolidation

The Consolidated Financial Statements include Flow International Corporation (“Flow” or the “Company”), and its wholly-owned subsidiaries, Flow Europe GmbH (“Flow Europe”), Foracon Maschinen und Anlagenbau GmbH & CO.KG (“Foracon”), Flow Asia Corporation (“Flow Asia”), Flow Automation Inc. (“Flow Automation”), Flow Japan Corporation (“Flow Japan”), Avure Techologies, Inc. (“Avure”), Flow Software Technologies Ltd. (“Flow Software”), Avure Technologies AB (“Avure AB”), formerly Flow Pressure Systems Västerås AB, Flow Holdings GmbH (SAGL) Limited Liability Company (“Flow Switzerland”), HydroDynamic Cutting Services, Spearhead Automated Systems (“Flow Robotic Systems”), Flow Latino Commercio Limitada (“Flow South America”), and a 50% owned joint venture, Flow Autoclave Systems, Inc. (“Flow Autoclave”). All significant intercompany transactions have been eliminated.

Liquidity

The Company has incurred losses during fiscal 2002 and 2003. In February 2003, the Company announced a comprehensive two-year restructuring plan intended to return the Company to profitability through reductions in headcount, consolidation of facilities and operations, and closure or divestiture of selected operations. The Company has been able to satisfy its needs for working capital and capital expenditures, due in part to its ability to access adequate financing arrangements. The Company expects that operations will continue, with the realization of assets and discharge of liabilities in the ordinary course of business. Compliance with future debt covenants requires the Company to meet its operating projections, which include achieving certain revenues, costs, consistent operating margins, and working capital targets.

The Company believes that its existing cash and credit facilities at April 30, 2003 are adequate to fund its operation through April 30, 2004. If the Company fails to achieve its planned revenues, costs and working capital objectives, management believes it has the ability to curtail capital expenditures and reduce costs to levels that will be sufficient to enable the Company to meet its cash requirements and debt covenants through April 30, 2004.

However, demand for the Company’s products and timing of cost reductions are difficult to project. The Company’s restructuring initiatives may have unanticipated effects on business.

If the Company is unable to comply with the amended debt covenants, and the lenders are unwilling to waive or amend the debt covenants, certain components of the long-term obligations and notes payable would become callable, and the Company would be required to seek alternative financing. Alternative sources of financing may not be available if required or, if available, may not be on satisfactory terms. If the Company is unable to obtain alternative financing on satisfactory terms, it could have a material adverse effect on the Company’s business, and the Company may be required to curtail capital spending, further reduce expenses, and otherwise modify its planned operations including potentially discontinuing operations.

Segments and Operations

Based upon a change in reporting structure effective May 1, 2002, the Company has redefined its two reportable segments, Flow Waterjet Systems (“Waterjet Systems”) and Avure, replacing the two previous reportable segments of UHP Systems and Fresher Under Pressure®. The Flow Waterjet Systems segment

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2003

(All tabular dollar amounts in thousands, except per share and option amounts)

includes cutting and cleaning operations, which are focused on providing total solutions for the aerospace, automotive, job shop, surface preparation and paper industries. The Avure segment includes the Fresher Under Pressure food processing technology, as well as the isostatic and flexform press (“General Press”) operations. The Fresher Under Pressure technology provides food safety and quality enhancement solutions for food producers, while the General Press business manufactures systems which produce and strengthen advanced materials for the aerospace, automotive and medical industries. Equipment is designed, developed, and manufactured at the Company’s principal facilities in Kent, Washington, and at manufacturing facilities in Bretten, Germany; Burlington, Canada; Columbus, Ohio; Hsinchu, Taiwan; Jeffersonville, Indiana; Wixom, Michigan and Västerås, Sweden. The Company markets its products to customers worldwide through its principal offices in Kent and its support offices in Argentina, Brazil, Canada, China, Germany, Italy, Japan, Korea, Spain, Sweden, Switzerland, Taiwan, and the United Kingdom.

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”, as amended by SAB 101A and 101B (collectively “SAB 101”). SAB 101 requires that revenue can only be recognized when it is realized or realizable and earned. Revenue generally is realized or realizable and earned when all four of the following criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criterion (4) is based on the Company’s judgments regarding the collectibility of those amounts. Should changes in conditions cause us to determine this criterion is not met for future transactions, revenue recognized for any reporting period could be adversely affected. Under SAB 101, revenue for standard systems is recognized at the time the systems are installed. System sales are substantiated by signed customer contracts which quote a fixed price. Collectibility of accounts is reasonably assured at the time of sale. Prior to SAB 101 adoption in fiscal year 2001, the Company recognized revenue for standard systems upon shipment (Note 2). For consumables and products that do not require installation, revenues are recognized at the time of shipment.

For non-standard and long lead time systems, including the Avure segment, the Company recognizes revenues using the percentage of completion method in accordance with Statement of Position 81-1 (SOP 81-1), “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Typical lead times for non-standard systems can range from six to 18 months. The Company uses the cost to cost method, measuring the costs incurred on a project at a specified date, as compared to the estimated total cost of the project. As manufacturing costs are incurred, a corresponding amount of unbilled revenue is recorded. The balance is reclassified to trade accounts receivable when a milestone is achieved and a customer billing is issued. The balance of trade accounts receivables and unbilled revenues will therefore vary based on the timing of completion on non-standard systems as well as the timing of the related billings to the respective customers.

Revenues from equipment on lease are recognized as rental income in the period earned. Shipping revenues and expenses are recorded in revenue and costs of goods sold, respectively.

Cash Equivalents

The Company considers highly liquid short-term investments with original or remaining maturities from the date of purchase of three months or less, if any, to be cash equivalents. The Company’s cash consists of demand deposits in large financial institutions. At times, balances may exceed federally insured limits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2003

(All tabular dollar amounts in thousands, except per share and option amounts)

Inventories

Inventories are stated at the lower of cost, determined by using the first-in, first-out method, or market. Costs included in inventories consist of materials, labor and manufacturing overhead, which are related to the purchase or production of inventories.

Property and Equipment

Property and equipment are stated at the lower of cost or net realizable value. Additions, leasehold improvements and major replacements are capitalized. When assets are sold, retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the statement of operations. Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets, which range from three to eleven years for machinery and equipment; three to nine years for furniture and fixtures and 19 years for buildings. Leasehold improvements are amortized over the shorter of the related lease term, or the life of the asset. Expenditures for maintenance and repairs are charged to expense as incurred.

Equipment Held for Lease

Equipment Held for Lease is stated at the lower of cost or net realizable value and represents the equipment held for lease to food producers. When assets are sold, retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the statement of operations. Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets, which is five years.

Goodwill and Intangible Assets

Effective May 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 141 (“FAS 141”), “Business Combinations” and Statement of Financial Accounting Standards No. 142 (“FAS 142”), “Goodwill and Other Intangible Assets.” FAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangibles in a business combination be recognized as assets separate from goodwill. In accordance with FAS 142, the Company amortizes identified intangible assets over their expected useful lives and does not amortize goodwill. At least once per year, the Company will compare the fair value of its reporting units, and, if necessary, the implied fair value of goodwill, with the corresponding carrying values. If necessary, the Company will record an impairment charge for any shortfall. The Company determines the fair value of its reporting units using a discounted cash flow model.

Intangible assets consist of acquired patents and are amortized on a straight-line basis over the shorter of fifteen years, or the estimated remaining life of the patent. The total carrying amount of intangible assets was $21,812,000 and $21,917,000 at April 30, 2003 and 2002, respectively. Accumulated amortization was $9,946,000 and $8,735,000 at April 30, 2003 and 2002, respectively.

Aggregate amortization expense for the year ended April 30, 2003 and 2002 amounted to $1,211,000 and $933,000, respectively. The estimated annual amortization expense is $1,192,000 for each year through April 30, 2007.

For the year ended April 30, 2001, if amortization expense had not been taken on goodwill, net income of $2,509,000 would have increased by $1,180,000, basic earnings per share of $.17 would have increased by $.08, and diluted earnings per share of $.17 would have increased by $.07.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2003

(All tabular dollar amounts in thousands, except per share and option amounts)

In accordance with FAS 142, the Company conducted its annual impairment review of goodwill at April 30, 2003, which did not result in any impairment charges. During fiscal 2003, the Company conducted an interim detailed review of the carrying value of its goodwill. FAS 142 requires a company to perform impairment testing when certain “triggering” events affecting a business unit have occurred. The triggering events were the expectation of sale or full or partial disposal of certain Flow divisions and the continuing deterioration of the economic climate. The Company’s review resulted in impairment charges of $7.1 million during the quarter ended January 31, 2003. The impairment resulted primarily from continued weakness in the automotive industry, as well as poor performance at the Company’s European operations. The fair value of those reporting units and the estimated fair value of goodwill was estimated using the expected present value of future cash flows. Total goodwill allocated to the Waterjet Systems and Avure segments was $2.7 million and $7.4 million at April 30, 2003, respectively. There have been no additions or other impairment charges taken on goodwill, aside from the charges discussed above.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standard No. 144 (“FAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amounts of assets may not be recoverable. The carrying value of long-lived assets are assessed for impairment by evaluating operating performance and future undiscounted cash flows of the underlying assets. Adjustments are made if the sum of the expected future net cash flows is less than carrying value. Accordingly, actual results could vary significantly from such estimates. The Company’s review resulted in impairment charges of $3.7 million during the quarter ended April 30, 2003 related to the Avure segment.

Fair Value of Financial Instruments

The carrying amount of all financial instruments on the balance sheet as of April 30, 2003 and 2002 approximates fair value. The carrying value of long-term obligations and notes payable approximates fair value because interest rates reflect current market conditions or are based on discounted cash flow analyses. The carrying value of the Company’s investment in common stock of WGI Heavy Minerals (“WGI”), formerly Western Garnet, is at fair value based on the current market price of the common stock at April 30, 2003 and 2002.

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

Warranty Liability

Products are warranted to be free from material defects for a period of one year from the date of installation. Warranty obligations are limited to the repair or replacement of products. The Company’s warranty accrual is reviewed quarterly by management for adequacy based upon recent shipments and historical warranty experience. Credit is issued for product returns upon receipt of the returned goods, or, if material, at the time of notification and approval.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2003

(All tabular dollar amounts in thousands, except per share and option amounts)

Product Liability

The Company is obligated under terms of its product liability insurance contracts to pay all costs up to deductible amounts. These costs are reported in general and administrative expenses and include insurance, investigation and legal defense costs. Legal settlements, if any, are included in Other Expense, net.

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

Minority Interest in Joint Venture

The Company consolidates the operating results of its joint venture, which it controls, and includes income or expense associated with the minority interest in its joint venture as part of Other Expense, net in the accompanying Consolidated Statements of Operations.

Foreign Currency Translation

The Company’s subsidiaries have adopted the local currency of the country in which they operate as the functional currency. All assets and liabilities of these foreign subsidiaries are translated at year-end rates. Income and expense accounts of the foreign subsidiaries are translated at the average rates in effect during the year. Adjustments resulting from the translation of Flow Asia, Flow Automation, Flow Europe, Foracon, Flow Japan, Flow South America, and Avure AB financial statements are recorded in the Accumulated Other Comprehensive Loss account in the Shareholders’ Equity section of the accompanying Consolidated Balance Sheets.

For the years ended April 30, 2003, 2002 and 2001, a net foreign exchange (loss) gain of $(2.1) million, $222,000, and $675,000, respectively, is included in Other Expense, net, in the accompanying Consolidated Statements of Operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2003

(All tabular dollar amounts in thousands, except per share and option amounts)

The following table sets forth the computation of basic and diluted (loss) earnings per share for the years ended April 30, 2003, 2002 and 2001:

	Year Ended April 30,
	2003	2002	2001
Numerator:
Net (loss) income	$(70,012)	$(5,996)	$2,509

Denominator:
Denominator for basic (loss) earnings per share—weighted average shares	15,348	15,234	14,828
Dilutive potential common shares from employee stock options	—	—	281
Dilutive potential common shares from warrants	—	—	—

Denominator for diluted (loss) earnings per share—weighted average shares and assumed conversions	15,348	15,234	15,109

Basic (loss) earnings per share	$(4.56)	$(.39)	$.17
Diluted (loss) earnings per share	$(4.56)	$(.39)	$.17

24,000 and 262,000 of potentially dilutive common shares from employee stock options and 860,000 and 789,000 of potentially dilutive shares from warrants have been excluded from the diluted weighted average share denominator for fiscal 2003 and 2002, respectively, as their effect would be anti-dilutive.

Stock-Based Compensation

At April 30, 2003, the Company has three stock-based employee compensation plans, which are described more fully in Note 11. The Company accounts for those plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation cost is reflected in the Company’s net (loss) income to the extent options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant. Awards under the Company’s plans vest over two years. Therefore, the cost related to stock-based employee compensation included in the determination of net (loss) income for the three years ended April 30, 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective of Financial Accounting Standards No. 123 (“FAS 123”), “Accounting for Stock Based Compensation”. The following table illustrates the effect on net (loss) income and (loss) earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period:

	Year Ended April 30:
	2003	2002	2001
Net (loss) income, as reported	$(70,012)	$(5,996)	$2,509
Add: Stock compensation included in net (loss) income, net of tax related effects	61	9	162
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax related effects	(320)	(1,969)	(2,492)

Pro forma net (loss) income	$(70,271)	$(7,956)	$179

(Loss) earnings per share—basic:
As reported	$(4.56)	$(0.39)	$0.17
Pro forma	$(4.58)	$(0.52)	$0.01
(Loss) earnings per share—diluted:
As reported	$(4.56)	$(0.39)	$0.17
Pro forma	$(4.58)	$(0.52)	$0.01

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2003

(All tabular dollar amounts in thousands, except per share and option amounts)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates that are susceptible to significant change in the near term are the percentage of completion estimates and the adequacy of the allowance for obsolete inventory, warranty obligations, doubtful accounts receivable and deferred tax assets.

Reclassifications

Certain fiscal 2002 and 2001 amounts have been reclassified to conform with the 2003 presentation. These reclassifications had no effect on previously reported net income or cash flows.

Recently Issued Accounting Pronouncements

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (“FAS 143”), “Accounting for Asset Retirement Obligations.” FAS 143 provides accounting and reporting standards for recognizing obligations related to asset retirement costs associated with the retirement of tangible long-lived assets. Under FAS 143, legal obligations associated with the retirement of long-lived assets are to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the assets’ useful life. Any subsequent changes to the fair value of the liability due to passage of time or changes in the amount or timing of estimated cash flows is recognized as an accretion expense. The Company will be required to adopt this statement May 1, 2003 and does not expect a material impact on its financial condition, results of operations or cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by the guarantor about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the disclosure requirements are effective for financial statements ending after December 15, 2002 and have been incorporated into these financial statements and accompanying footnotes. Adoption of FIN 45 did not have a material impact on the Company’s financial position, results of operations or cash flows as the Company does not have a significant amount of guarantees.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, (“FIN 46”) which requires extensive disclosures (including certain disclosures that are applicable to these financial statements) and will require companies to evaluate variable interest entities to determine whether to apply the consolidation provisions of FIN 46 to those entities. Companies must apply FIN 46 to entities with which they are involved if the entity’s equity has specified characteristics. If it is reasonably possible that a company will have a significant variable interest in a variable interest entity at the date FIN 46’s consolidation requirements become effective, the company must disclose the nature, purpose, size and activities of the variable interest entity and the consolidated enterprise maximum exposure to loss resulting

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2003

(All tabular dollar amounts in thousands, except per share and option amounts)

from its involvement with the variable interest entity in all financial statements issued after January 31, 2003 (including December 31, 2002 financial statements) regardless of when the variable interest entity was created. The Company has recorded no impact from the adoption of FIN 46.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“FAS 148”), “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FAS 123”. The statement amends the transition and disclosure provisions of Statement of Financial Accounting Standards No. 123 (“FAS 123”), “Accounting for Stock-Based Compensation”. Specifically, FAS 148 provides more transition alternatives for companies that wish to adopt the fair-value based provisions of FAS 123 and increases the disclosure required of companies that continue to account for their stock-based compensation under the intrinsic-value method prescribed under APB No. 25, “Accounting for Stock Issued to Employees”. The disclosure and transition provisions of FAS 148 are effective for interim periods beginning after December 15, 2002 and have been incorporated into the financial statements and accompanying footnotes.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (“FAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. FAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS 133. The new guidance amends FAS 133 for decisions made: (a) as part of the Derivatives Implementation Group process that effectively required amendments to FAS 133, (b) in connection with other FASB projects dealing with financial instruments, and (c) regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of an “underlying” and the characteristics of a derivative that contains financing components. The amendments set forth in FAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. FAS 149 is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The Company does not expect the provisions of SFAS 149 to have a material impact on its financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“FAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. FAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. The Company does not expect the provisions of FAS 150 to have a material impact on its financial position or results of operations.

Note 2—SAB 101 “Revenue Recognition” Implementation:

During the third quarter of fiscal 2001, the Company adopted SAB 101 which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Under SAB 101, revenue recognition is delayed until after installation of the Company’s standard UHP systems. Prior to SAB 101 adoption, the Company recognized revenue for standard systems upon shipment. Standard systems sales represent over one third of the Company’s consolidated revenues. The remaining consolidated revenue represents either consumable parts sales for which revenue is recognized upon shipment, or special systems for which revenue is recognized under the percentage of completion, measured by the cost-to-cost method. The effect of this change in policy is quantified as a Cumulative Effect of Change in Accounting Principle, net of tax of $1.1 million, in the fiscal year ended April 30, 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2003

(All tabular dollar amounts in thousands, except per share and option amounts)

Note 3—Warranty Obligations:

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

The following table shows the fiscal 2003 activity for the Company’s warranty accrual:

Accrued warranty balance as of April 30, 2002	$552
Accruals for warranties on fiscal 2003 sales	1,262
Accruals related to pre-existing warranties (including changes in estimates)	495
Warranty labor and materials provided in fiscal 2003	(1,236)

Accrued warranty balance as of April 30, 2003	$1,073

Note 4—Derivative Financial Instruments:

Effective May 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 (“FAS 133”), “Accounting for Derivative Instruments and Hedging Activities”, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

The Company uses derivative instruments to manage exposures to foreign currency risks. The Company’s objective for holding derivatives is to minimize foreign currency fluctuation risks using the most effective methods to eliminate or reduce the impacts of these exposures. The Company does not enter into speculative hedges. Counterparties to the Company’s derivative financial instruments are credit worthy major financial institutions. The Company has not experienced any losses due to counterparty default.

Certain forecasted transactions and assets are exposed to foreign currency risk. The Company monitors its foreign currency exposures regularly to maximize the overall effectiveness of its foreign currency hedge positions. The currency hedged is the Swedish Krona. As of April 30, 2003, the Company has $16,000 of pre-tax unrealized gains on foreign currency cash flow hedges. The financial impact of these hedges is expected to be realized into earnings over the next twelve months when the associated transactions are recorded as revenue. The actual amounts realized will vary based on future changes in foreign currency rates. The fair value of the forward exchange contracts is estimated by obtaining market rates from selected financial institutions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2003

(All tabular dollar amounts in thousands, except per share and option amounts)

The total notional amount of the forward exchange contracts at April 30, 2003 is $1.3 million and these expire at various times through May 2003.

Hedged Currency	Amount	Exchange Rate	Exchange Rate— 10% change	Difference
European Euro (EUR)	775	9.1356	10.0492	SEK	708
U.S. Dollar (USD)	442	8.2296	9.0526		363

				SEK	1,071

The total notional amount of the forward exchange contracts at April 30, 2002 was $12.3 million and these expire at various times through April 2003.

Hedged Currency	Amount	Exchange Rate	Exchange Rate— 10% change	Difference
European Euro (EUR)	1,653	9.235	10.1585	SEK	1,527
British Pound (GBP)	1,780	14.912	16.4032		2,654
U.S. Dollar (USD)	8,201	10.218	11.2398		8,380

				SEK	12,561

Hedge ineffectiveness, determined in accordance with FAS 133, had no impact on earnings for the years ended April 30, 2003 and 2002. No fair value hedges or cash flow hedges were derecognized or discontinued for the years ended April 30, 2003 and 2002.

Derivative gains and losses included in Other Comprehensive Loss (OCL) are reclassified into earnings each period as the related transactions are recognized into earnings. During the years ended April 30, 2003 and 2002, the amount transferred from OCL to Other Income (Expense), net, was not significant.

Note 5—Related Party Transactions:

In August 1992, the Company entered into a stock purchase agreement with Phenix and contributed cash and certain equipment valued at cost. This investment was accounted for under the cost method. At April 30, 2002, the Company wrote off its entire $484,000 investment as Phenix was in bankruptcy and the Company believed its investment was not recoverable. This write-down was included in Other Income (Expense), net.

The Company owns 369,791 shares or 2.7% of WGI for which it paid $1.5 million. WGI is publicly traded on the Toronto stock exchange. The Company classifies this investment as available-for-sale under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. This investment was made to secure a long-term relationship with the Company’s supplier of its high quality garnet. Garnet is sold by the Company as a consumable used in abrasivejet cutting. Currently, the Company’s President and Chief Executive Officer is a member of the board of directors of WGI.

As of April 30, 2003 and 2002, the value of the WGI investment is as follows:

	April 30, 2003	April 30, 2002
Aggregate Fair Value	$1,858	$657
Unrealized Gain, Net of Tax	809	—
Tax Component	392	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2003

(All tabular dollar amounts in thousands, except per share and option amounts)

In fiscal 2002, the Company recorded a pre-tax charge of $843,000 related to the other than temporary impairment of the investment in Western Garnet as the stock price had decreased decreased and remained below cost for a period exceeding six months.

Note 6—Receivables:

Receivables consist of the following:

	April 30,
	2003	2002
Trade Accounts Receivable	$31,107	$39,042
Unbilled Revenues	8,512	24,694

	39,619	63,736
Less Allowance for Doubtful Accounts	5,019	962

	$34,600	$62,774

Unbilled revenues do not contain any amounts which are expected to be collected after one year.

Note 7—Inventories:

Inventories consist of the following:

	April 30,
	2003	2002
Raw Materials and Parts	$22,658	$26,986
Work in Process	10,859	9,163
Finished Goods	11,702	13,807

	45,219	49,956
Less Provision for Slow-Moving and Obsolete Inventories	4,336	1,792

	$40,883	$48,164

Note 8—Property and Equipment, and Equipment Held for Lease:

Property and Equipment are as follows:

	April 30,
	2003	2002
Land and Buildings	$300	$300
Machinery and Equipment	32,150	30,598
Furniture and Fixtures	3,799	3,630
Leasehold Improvements	7,883	7,735
Construction in Progress	2,987	3,535

	47,119	45,798
Less Accumulated Depreciation and Amortization	34,132	28,802

	$12,987	$16,996

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2003

(All tabular dollar amounts in thousands, except per share and option amounts)

For the years ended April 30, 2003, 2002 and 2001, the Company capitalized interest of $115,000, $184,000 and $385,000, respectively.

Equipment Held for Lease is as follows:

	April 30,
	2003	2002
Equipment Held for Lease	$—	$7,365
Less Accumulated Depreciation and Amortization	—	1,397

	$—	$5,968

In accordance with FAS 144, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amounts of assets may not be recoverable. The carrying value of long-lived assets are assessed for impairment by evaluating future operating performance and expected future undiscounted cash flows of the underlying assets. Adjustments are made if the estimated fair value is less than carrying value. Accordingly, actual results could vary significantly from such estimates. The Company’s review resulted in impairment charges of $3.7 million during the quarter ended April 30, 2003 related to the Avure segment.

Note 9—Long-Term Obligations, Notes Payable and Liquidity:

Long-term obligations are as follows:

	April 30,
	2003	2002
Credit Agreement	$56,423	$56,418
Subordinated Debt	35,000	35,000
Private Debt Placement	—	4,286
Term Loans Payable	23	592

	91,446	96,296
Less Original Issue Discount on Subordinated Debt	7,648	8,557
Less Current Portion	—	6,114

	$83,798	$81,625

Current notes payable for Avure AB	$4,610	$374

At April 30, 2003, the Company was in violation of its financial covenants with both the then existing Credit Agreement and Subordinated Debt Agreement.

On July 28, 2003, the Company signed a new Credit Agreement (“Credit Agreement”), effective April 30, 2003. The Credit Agreement provides for a revolving line of credit of up to $62.0 million, versus a previous commitment of $73 million, with several financial institutions, which expires August 1, 2004. The amount that can be borrowed is limited based on certain debt covenant restrictions and reduces to $51.0 million prior to August 1, 2004. The Company makes use of its credit facility to fund its operations during the course of the year. In fiscal 2003, the Company borrowed an aggregate of $53.2 million on the credit facility while repaying $52.0 million. Interest rates under the Credit Agreement are at the bank’s prime rate in effect from time to time plus 4%. Prime at April 30, 2003 was 4.25%. The Company pays a quarterly commitment fee of ¼ of 1% (25 basis

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2003

(All tabular dollar amounts in thousands, except per share and option amounts)

points) of the total commitment. The Company also pays an annual letter of credit fee equal to 5% of the amount available to be drawn under each outstanding letter of credit. The annual letter of credit fee is payable quarterly in arrears. As of April 30, 2003, the Company had $3.6 million of domestic unused line of credit, subject to covenant restrictions. For recent developments on the Credit Agreement, see Note 19.

In May 2001, the Company signed a $35 million subordinated debt agreement with The John Hancock Life Insurance Company (“Hancock”). The agreement as previously amended requires semi-annual interest only payments at 15% and two equal principal payments due on April 30, 2007, and April 30, 2008. In addition, the Company issued 859,523 warrants to purchase Flow common stock at $.01 per share to Hancock. The warrants have been valued at $9.3 million and have been recorded as an original issue discount to the carrying value of the Long-Term Obligations in the accompanying Consolidated Balance Sheets. The warrants are amortized over the term of the debt. The warrants are fully vested and expire on April 30, 2008. The unamortized discount balance is $7.6 million and $8.6 million at April 30, 2003 and 2002, respectively. As of April 30, 2003, Hancock has agreed to capitalize required semi-annual interest payments of beginning with April 30, 2003, until April 30, 2004, which total $6.9 million. This capitalized interest accrues at the rate of 15%. For recent developments on the Hancock Agreement, see Note 19.

The Private Debt Placement is a 10-year note with seven equal principal payments beginning in September 1999. The Company pays interest semi-annually at a fixed rate of 7.7%. During fiscal 2002, the Company elected to prepay $4,286,000 in addition to its regularly scheduled payment. At April 30, 2003, the Private Debt Placement has been paid off.

The Credit Agreement and Subordinated Debt Agreement are collateralized by a general lien on all of the Company’s assets. The Company is required to comply with certain covenants relating to the Credit Agreement, and Subordinated Debt Placement, including restrictions on dividends and transactions with affiliates, limitations on additional indebtedness, capital expenditures, research and engineering expenses, and maintenance of EBITDA ratios. In connection with the recent amendments to these agreements, the Company is in compliance with all covenants.

The Company has been able to satisfy its needs for working capital and capital expenditures, due in part to its ability to access adequate financing arrangements. The Company expects that operations will continue, with the realization of assets and discharge of liabilities in the ordinary course of business. Compliance with amended future debt covenants for the Credit Agreement and the Subordinated Debt Agreement requires the Company to meet its operating projections, which include achieving certain revenues and consistent operating margins. If the Company is unable to comply with the amended debt covenants, and the Company’s lenders are unwilling to waive or amend the debt covenants, amounts owed under the Company’s Credit Agreement and Subordinated Debt Agreement and notes payable would become current, and the Company would be required to seek alternative financing. Alternative sources of financing may not be available if required or, if available, may not be on terms satisfactory to the Company. If the Company is unable to obtain alternative financing on satisfactory terms, it could have a material adverse effect on the Company’s business, and the Company may be required to curtail capital spending, further reduce expenses and otherwise modify its planned operations.

The Company’s principal bank has issued a $1.0 million standby letter of credit to the Company’s German bank, to secure a credit facility for use by Flow Europe of EUR 1.0 million ($1.1 million). At April 30, 2003, Flow Europe had unused EUR 0.45 million ($0.5 million) remaining.

The Company has access to two unsecured credit facilities in Taiwan to fund the construction of a new manufacturing facility. The total availability under these facilities is 120 million New Taiwanese Dollars ($3.4 million) and the facilities bear interest of 2%. The credit facilities mature in one to three months and can be extended for 30 days, as needed. At April 30, 2003, there are no amounts outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2003

(All tabular dollar amounts in thousands, except per share and option amounts)

Current Notes Payable include a $6.1 million (50 million Swedish Krona) Avure AB line of credit which is collateralized by trade accounts receivable and inventory, at an interest rate of Swedish prime (3.5% at April 30, 2003) plus 0.75%. As of April 30, 2003, Avure AB has approximately $1.5 million available under this credit facility.

Principal payments under long-term obligations for the next five years and thereafter are as follows: $23,000 in 2004, $56,423,000 in 2005, $0 in 2006 and $17,500,000 in 2007 and 2008.

Note 10—Income Taxes:

The components of consolidated (loss) income before income taxes and the provision (benefit) for income taxes are as follows:

	Year Ended April 30,
	2003	2002	2001
(Loss) Income Before (Benefit) Provision for Income Taxes:
Domestic	$(35,323)	$(10,185)	$2,017
Foreign	(26,986)	508	5,010

Total	$(62,309)	$(9,677)	$7,027

The provision (benefit) for income taxes comprises:

	Year Ended April 30,
	2003	2002	2001
Current:
Domestic	$—	$(2,155)	$1,050
State and Local	68	139	339
Foreign	974	1,510	2,827

Total	1,042	(506)	4,216
Deferred	6,138	(2,784)	(2,106)

Total	$7,180	$(3,290)	$2,110

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2003

(All tabular dollar amounts in thousands, except per share and option amounts)

Net deferred tax assets (liabilities) comprise the following:

	April 30, 2003	April 30, 2002
Current:
Accounts receivable allowances	$297	$129
Inventory capitalization	288	232
Obsolete inventory	718	413
Vacation accrual	226	275
Net operating loss carryover	957	—
Business tax credits	271	271
Foreign tax credits	—	75
AMT credits	—	168
All other	—	492

Subtotal	2,757	2,055
Valuation allowance	(1,800)	(75)

Total Current Deferred Taxes	957	1,980

Long-term:
Fixed assets	1,727	568
Net operating loss carryover	22,118	5,010
Goodwill	733	410
State and foreign taxes	(491)	(566)
AMT credits	564	396
Unrealized loss	287	287
All other	1,321	(450)

Subtotal	26,259	5,655
Valuation allowance	(26,259)	(540)

Total Long-Term Deferred Taxes	—	5,115

Total Net Deferred Tax Assets	$957	$7,095

A reconciliation of income taxes at the federal statutory rate to the provision (benefit) for income taxes is as follows:

	Year Ended April 30,
	2003	2002	2001
Income taxes at federal statutory rate	(34.0)%	(34.0)%	34.0%
Extra territorial income exclusion	(0.3)	(1.8)	(3.0)
Foreign tax rate differences	1.2	(1.5)	(4.4)
Change in valuation allowances	44.0	(0.9)	(1.7)
State and local tax rate differences	0.1	1.0	3.1
Original issue discount amortization	0.5	2.2	—
Non deductible meals	0.1	0.9	1.5
Other	(0.1)	0.1	0.5

Income tax (benefit) provision	11.5%	(34.0)%	30.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2003

(All tabular dollar amounts in thousands, except per share and option amounts)

As of April 30, 2003, the Company had approximately $27.1 million of domestic net operating loss carryforwards to offset certain earnings for federal income tax purposes. These net operating loss carryforwards expire in fiscal 2023. Net operating loss carryforwards in foreign jurisdictions amount to $38.3 million and do not expire.

Due to a recent history of losses and uncertainty of future earnings, the Company has provided a full valuation allowance against its domestic net operating losses and certain foreign net operating losses. Further, the Company has also placed a valuation allowance against certain other deferred tax assets based on the expected reversal of both deferred tax assets and liabilities. As a result, the total valuation allowance against deferred tax assets was increased by $27.4 million in fiscal 2003.

Provision has not been made for U.S. income taxes or foreign withholding taxes on $19.6 million of undistributed earnings of foreign subsidiaries. Those earnings have been and will continue to be reinvested. These earnings could become subject to additional tax if they were remitted as dividends, if foreign earnings were loaned to the Company or a U.S. affiliate, or if the Company should sell its stock in the subsidiaries.

Note 11—Stock Options:

The Company has stock options outstanding under various option plans described as follows:

1987 Stock Option Plan for Nonemployee Directors (the “1987 Nonemployee Directors Plan”).    Approved by the Company’s shareholders in September 1987, the 1987 Nonemployee Directors Plan, as subsequently amended, provided for the automatic grant of nonqualified options for 10,000 shares of Company common stock to a nonemployee director when initially elected or appointed, and the issuance of 10,000 options annually thereafter during the term of directorship. There are no further options being granted under this plan.

1991 Stock Option Plan (the “1991 SO Plan”).    The 1991 SO Plan was adopted in October 1991 and amended in August 1993. Incentive and nonqualified stock options up to 700,000 shares may be issued under this plan.

1995 Long-Term Incentive Plan (the “1995 LTI Plan”).    The 1995 LTI Plan was adopted in August 1995. In fiscal 2000, the 1995 LTI Plan was amended to increase the number of shares available for grant to 3,350,000 shares.

All options become exercisable upon a change in control of the Company. Options have a two-year vesting schedule, and are generally granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. The maximum term of options is 10 years from the date of grant. During late fiscal 1999 and early fiscal 2000, the Board of Directors of the Company approved options for 272,171 shares which were priced at fair market value on the dates of Board approval, subject however to shareholder approval of a planned increase in the shares available under the 1995 LTI Plan. The grant date for these options occurred at the August 1999 shareholder meeting. Based upon the difference in fair market value between the Board of Directors approval date and grant date, compensation expense of $93,000, $13,000 and $245,000 was recorded during fiscal 2003, 2002 and 2001, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2003

(All tabular dollar amounts in thousands, except per share and option amounts)

The following chart summarizes the status of the options at April 30, 2003, which expire at various times through 2012:

	1987 Nonemployee Directors Plan	1991 SO Plan and 1995 LTI Plan	Total
Number of options outstanding	559,000	1,941,682	2,500,682
Number of options vested	559,000	1,490,636	2,049,636
Average exercise price per share of options outstanding	$10.00	$9.03	$9.26

The weighted-average fair values at the date of grant for options granted in fiscal 2003, 2002 and 2001 were estimated using the Black-Scholes option-pricing model, based on the following assumptions: (i) no expected dividend yields for fiscal years 2003, 2002 and 2001; (ii) expected volatility rates of 58.9%, 48.6% and 47.0% for fiscal 2003, 2002 and 2001, respectively; and (iii) expected lives of six years for fiscal 2003, 2002 and 2001. The risk-free interest rate applied to fiscal 2003, 2002 and 2001 was 3.7%, 4.8% and 5.6%, respectively.

The following table summarizes information about stock options outstanding at April 30, 2003:

Range of Exercise Prices	Number Outstanding at April 30, 2003	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at April 30, 2003	Weighted- Average Exercise Price
$2.69 - $7.99	377,590	7.02 years	$4.54	121,116	$6.36
$8.00 - $10.00	834,502	5.02 years	8.98	763,930	9.00
$10.01 - $12.25	1,288,590	6.68 years	10.82	1,164,590	10.81

Total:	2,500,682	6.18 years	$9.26	2,049,636	$9.87

The following table rolls forward the stock option activity for the years ended April 30:

	2003		2002		2001
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding—beginning of year	3,262,185	$9.62	2,926,326	$9.40	2,856,083	$8.75
Granted during the year:	263,140	3.68	530,645	10.08	595,690	10.94
Exercised during the year:	(77,000)	5.38	(178,682)	7.51	(366,847)	6.47
Forfeited during the year:	(947,643)	9.27	(16,104)	9.26	(158,600)	10.08

Outstanding, end of year	2,500,682	$9.26	3,262,185	$9.62	2,926,326	$9.40
Exercisable, end of year	2,049,636	$9.87	2,306,845	$9.38	1,924,236	$8.85
Weighted Average fair value of options granted during each period:		$2.14		$5.29		$5.77

Note 12—Voluntary Pension and Salary Deferral Plan:

The Company has a 401(k) savings plan in which employees may contribute a percentage of their compensation. At its discretion, the Company may make contributions based on employee contributions and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2003

(All tabular dollar amounts in thousands, except per share and option amounts)

length of employee service. In October 2002, the Company discontinued its discretionary match to employees. Company contributions and expenses under the plan for the years ended April 30, 2003, 2002, and 2001 were $452,000, $869,000, and $826,000, respectively.

Note 13—Preferred Share Rights Purchase Plan:

The Board of Directors of the Company has adopted a Preferred Share Rights Purchase Plan under which a Preferred Share Purchase Right (a “Right”) is attached to each share of Company common stock. The Rights will be exercisable only if a person or group acquires 10% or more of the Company’s common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 10% or more of the common stock. Each Right entitles shareholders to buy one one-hundredth of a share of Series B Junior Participating Preferred Stock (the “Series B Preferred Shares”) of the Company at a price of $45. If the Company is acquired in a merger or other business combination transaction, each Right will entitle its holder to purchase a number of the acquiring company’s common shares having a value equal to twice the exercise price of the Right. If a person or group acquires 10% or more of the Company’s outstanding common stock, each Right will entitle its holder (other than such person or members of such group) to receive, upon exercise, a number of the Company’s common shares having a value equal to two times the exercise price of the Right. Following the acquisition by a person or group of 10% or more of the Company’s common stock and prior to an acquisition of 50% or more of such common stock, the Board of Directors may exchange each Right (other than Rights owned by such person or group) for one share of common stock or for one one-hundredth of a Series B Preferred Share. Prior to the acquisition by a person or group of 10% of the Company’s common stock, the Rights are redeemable, at the option of the Board, for $.0001 per Right. The Rights expire on September 1, 2009. The Rights do not have voting or dividend rights, and until they become exercisable, have no dilutive effect on the earnings of the Company.

Note 14—Commitments and Contingencies:

The Company rents certain facilities and equipment under agreements treated for financial reporting purposes as operating leases. The majority of leases currently in effect are renewable for periods of two to five years. Rent expense under these leases was approximately $6.1 million, $4.8 million and $4.8 million for the years ended April 30, 2003, 2002 and 2001, respectively.

Future minimum rents payable under operating leases for years ending April 30 are as follows:

Year Ending April 30,
2004	$4,262
2005	4,059
2006	3,626
2007	3,293
2008	2,850
Thereafter	4,880

$22,970

The Company has been subject to product liability claims primarily through Spider, its former subsidiary that was sold in September 1997. To minimize the financial impact of product liability risks and adverse judgments, product liability insurance has been purchased in amounts and under terms considered acceptable to management.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2003

(All tabular dollar amounts in thousands, except per share and option amounts)

At any point in time covered by these financial statements, there are outstanding product liability claims against the Company, and incidents are known to management that may result in future claims. Management, in conjunction with internal legal counsel, as well as external counsel, periodically evaluates the merit of all claims, including product liability claims, as well as considering unasserted claims. The Company aggressively defends itself when warranted and applies the accounting and disclosure criteria of FAS 5, “Accounting for Contingencies” when evaluating its exposure to all claims. The Company does not believe the effects of any claims will materially affect the financial position, results of operations or cash flows of the Company.

Recoveries, if any, may be realized from indemnitors, codefendants, insurers or insurance guaranty funds. Management, based on estimates provided by the Company’s legal counsel on such claims, believes its insurance coverage is adequate.

In July 2000, the Company committed $5.0 million to fund the construction of a new manufacturing facility for its Taiwanese operations. As of April 30, 2003, the Company has a remaining commitment of $4.0 million, which will be funded over the next six months, through two unsecured lines of credit from Taiwanese banks.

At April 30, 2003, the Company had entered into a $12.9 million contract for delivery of three presses to the Chinese government. The Company has received a 15% down payment and a letter of credit for an additional 28% of the total contract value. The Company is subject to foreign currency fluctuations during the build cycle of the project. To date, the weakening US Dollar versus the Swedish Krona has resulted in a $1.0 million reduction in anticipated profit.

Note 15—Discontinued Operations:

As of April 30, 2003, the Company held one of its subsidiaries for sale in accordance with FAS 144. This subsidiary is 100% owned by the Company and is involved in the decommissioning of oil wells. The Company has segregated this subsidiary’s assets as assets of discontinued operations on the April 30, 2003 Consolidated Balance Sheet and has presented this subsidiary’s results of operations as discontinued operations, net of applicable taxes, on the Consolidated Statement of Operations for the three years ended April 30, 2003. The results of discontinued operations are shown below:

	Year Ended April 30:
	2003	2002	2001
Net sales	$1,215	$2,352	$2,339
(Loss) income before tax	(523)	592	348
Net (loss) income	(523)	391	244

Assets of discontinued operations as of April 30, 2003 are shown below:

April 30, 2003
Receivables, net	$90
Inventories, net	154
Other Current Assets	3
Property and Equipment, net	649
Goodwill	276
Other Assets	19

$1,191

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2003

(All tabular dollar amounts in thousands, except per share and option amounts)

On May 16, 2003, the Company consummated the sale of the subsidiary and recorded a gain on the transaction of approximately $300,000.

Note 16—Restructuring:

On February 19, 2003, the Company announced a comprehensive two-year restructuring plan intended to return the Company to profitability through reductions in headcount, consolidation of facilities and operations, and closure or divestiture of selected operations. The Company expects to invest cash of between $11 million and $13 million in the restructuring program, which will affect roughly half of the worldwide locations and will reduce the total square footage occupied by nearly half. The Company anticipates that headcount will be reduced by more than one quarter. During the fourth quarter of fiscal 2003, the Company began the consolidation of the shapecutting systems production from our European facilities to our North American facilities as well as the standardization of shapecutting systems between the European, North American and Asian markets. In addition, the Company expects to incur significant non-cash expenses associated with the implementation of the restructuring program. In accordance with Statement of Financial Accounting Standards No. 146 (“FAS 146”), Accounting for Costs Associated with Exit or Disposal Activities, the associated restructuring expenses will generally be recognized in the period they are incurred. To date, the Company has incurred cash expenses of nearly $1.0 million.

Note 17—Selected Quarterly Financial Data (unaudited):

Fiscal 2003 Quarters	First	Second	Third	Fourth	Total
Revenue	$40,034	$41,801	$30,546	$31,734	$144,115
Gross Margin	12,753	14,724	(467)	9,031	36,041

Loss Before Discontinued Operations	(4,069)	(8,865)	(41,282)	(15,273)	(69,489)
Net Loss	(3,980)	(8,858)	(41,619)	(15,555)	(70,012)

Loss Per Share:
Basic
Loss Before Discontinued Operations	(.27)	(.58)	(2.69)	(.99)	(4.53)
Net Loss	(.26)	(.58)	(2.71)	(1.01)	(4.56)
Diluted
Loss Before Discontinued Operations	(.27)	(.58)	(2.69)	(.99)	(4.53)
Net Loss	(.26)	(.58)	(2.71)	(1.01)	(4.56)

Fiscal 2002 Quarters	First	Second	Third	Fourth	Total
Revenue	$46,319	$42,665	$41,153	$46,753	$176,890
Gross Margin	18,757	17,156	17,171	15,987	69,071

Loss Before Discontinued Operations	471	(257)	(456)	(6,145)	(6,387)
Net Income (Loss)	420	376	(505)	(6,287)	(5,996)
Loss Per Share:
Basic
Income (Loss) Before Discontinued Operations	.03	(.02)	(.03)	(.40)	(.42)
Net Income (Loss)	.03	.02	(.03)	(.41)	(.39)
Diluted
Income (Loss) Before Discontinued Operations	.03	(.02)	(.03)	(.40)	(.42)
Net Income (Loss)	.03	.02	(.03)	(.41)	(.39)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2003

(All tabular dollar amounts in thousands, except per share and option amounts)

Note 18—Operating Segment and Geographical Information:

The Company has determined that its operating segments are those based upon the manner in which internal financial information is produced and evaluated by the chief operating decision makers. Additionally, certain geographical information is required regardless of how internal financial information is generated.

Based upon a change in reporting structure effective May 1, 2002, the Company has redefined its two reportable segments, Flow Waterjet Systems and Avure, replacing the two previous reportable segments of UHP Systems and Fresher Under Pressure®. The Flow Waterjet Systems segment includes cutting and cleaning operations, which are focused on providing total solutions for the aerospace, automotive, job shop, surface preparation and paper industries. The Avure segment includes the Fresher Under Pressure food processing technology, as well as the isostatic and flexform press (“General Press”) operations. The Fresher Under Pressure technology provides food safety and quality enhancement solutions for food producers, while the General Press business manufactures systems which produce and strengthen advanced materials for the aerospace, automotive and medical industries. Segment operating results are measured based on operating income (loss). Management has reclassified prior period amounts to reflect the current reporting structure.

The table below presents information about the reported net (loss) income of the Company for the years ended April 30, 2003, 2002 and 2001. Asset information by reportable segment is not reported, since the Company does not produce such information internally.

	Flow Waterjet Systems	Avure Technologies	Eliminations	Total
2003
External revenue	$121,833	$22,282		$144,115

Inter-segment revenue	1,466	—	$(1,466)	—

Depreciation and amortization	6,157	3,955		10,112

Operating loss	(26,833)	(19,824)		(46,657)

Interest expense, income tax (provision) benefit and other items of income (expense)	(15,042)	(7,790)		(22,832)

Loss before discontinued operations	(41,875)	(27,614)		(69,489)

Net loss	$(42,398)	$(27,614)		$(70,012)

2002
External revenue	$127,763	$49,127		$176,890

Inter-segment revenue	809	—	$(809)	—

Depreciation and amortization	3,876	2,600		6,476

Operating (loss) income	(597)	2,019		1,422

Interest expense, income tax (provision) benefit and other items of income (expense)	(4,504)	(3,305)		(7,809)

Loss before discontinued operations	(5,101)	(1,286)		(6,387)

Net loss	$(4,710)	$(1,286)		$(5,996)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2003

(All tabular dollar amounts in thousands, except per share and option amounts)

	Flow Waterjet Systems	Avure Technologies	Eliminations	Total
2001
External revenue	$160,039	$44,815		$204,854

Inter-segment revenue	1,270	—	$(1,270)	—

Depreciation and amortization	5,023	2,742		7,765

Operating income	9,755	4,935		14,690

Interest expense, income tax (provision) benefit and other items of income (expense)	(5,439)	(4,334)		(9,773)

Income before cumulative effect of change in accounting principle and discontinued operations	4,316	601		4,917

Net income	$1,908	$601		$2,509

The table below presents the Company’s operations and other financial information by geographical region:

	United States	Europe	Asia	Other Foreign	Adjustments & Eliminations	Consolidated
Fiscal 2003
Revenues:
Customers (1)	$79,450	$31,326	$17,666	$15,673	$—	$144,115
Inter-area (2)	12,499	600	1,166	72	(14,337)	—

Total revenues	$91,949	$31,926	$18,832	$15,745	$(14,337)	$144,115

Long-Lived Assets	$17,455	$24,498	$3,172	$999		$46,124

Fiscal 2002
Revenues:
Customers (1)	$95,853	$52,757	$14,916	$13,364	$—	$176,890
Inter-area (2)	17,926	14,298	1,350	856	(34,430)	—

Total revenues	$113,779	$67,055	$16,266	$14,220	$(34,430)	$176,890

Long-Lived Assets	$35,091	$26,839	$2,006	$5,779		$69,715

Fiscal 2001
Revenues:
Customers (1)	$128,340	$43,346	$18,588	$14,580	$—	$204,854

Inter-area (2)	25,861	21,908	2,388	1,102	(51,259)	—

Total revenues	$154,201	$65,254	$20,976	$15,682	$(51,259)	$204,854

Long-Lived Assets	$32,312	$26,161	$1,236	$8,598		$68,307

(1)	U.S. sales to unaffiliated customers in foreign countries were $12.5 million, $6.5 million and $6.8 million in fiscal 2003, 2002, and 2001, respectively.
(2)	Inter-area sales to affiliates represent products that were transferred between geographic areas at negotiated prices, which are consistent with the terms sales to third parties, that is, at current market prices. These amounts have been eliminated in the consolidation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2003

(All tabular dollar amounts in thousands, except per share and option amounts)

Note 19—Subsequent Events:

Loan Agreements

As described in Note 9, on July 28, 2003, the Company signed a new credit agreement (“Credit Agreement”). The Credit Agreement is effective as of April 30, 2003. Prior to the execution of the Credit Agreement, the Company, as previously disclosed in the Company’s Form 10-Q for the quarter ended January 31, 2003, continued to be in violation of certain of the financial covenants set forth in the Company’s Amended and Restated Credit Agreement (the “Prior Credit Agreement”). During this period, none of the senior lenders under the Prior Credit Agreement exercised any default rights provided to them under such agreement, including declaring a default or imposing default interest rates. The Credit Agreement waives those prior defaults. Concurrent with the signing of the Credit Agreement, the Company remitted $1.5 million to the Senior lenders as a paydown of debt and as a permanent reduction of the available credit to $60.5 million.

On July 28, 2003, the Company signed an amendment to its subordinated debt agreement (the “Note Amendment”) with The John Hancock Life Insurance Company (“Hancock”) and other subordinated lenders. Prior to the execution of the Note Amendment, the Company, as previously disclosed in the Company’s Form 10-Q for the quarter ended January 31, 2003, continued to be in violation of certain of the financial covenants set forth in the Company’s Subordinated Note Agreement (the “Prior Note Agreement”). During this period, Hancock exercised a default right provided to it under such agreement by imposing a default interest rate of 17% on unpaid interest. The Note Amendment provides that Hancock will capitalize the semi-annual interest remittances due through April 30, 2004, which total $6.9 million. Interest on these capitalized payments will accrue at 15%. Concurrent with the signing of the Note Amendment, the Company remitted $1.0 million as a paydown of interest.

Repurchase Obligation

During fiscal 2003, the Company was required to repurchase a previously sold industrial press from a bankrupt customer. The total obligation recorded at April 30, 2003 was $3.9 million, a non-cash increase during fiscal 2003 of approximately $2.0 million. The press is included in Other Current Assets at its estimated net realizable value and the repurchase obligation is included in Other Current Liabilities on the April 30, 2003 Consolidated Balance Sheet.

Subsequent to year-end, the Company entered into an agreement to sell this industrial press to an unrelated third party with expected delivery and installation in May 2004. The Company does not anticipate recognizing any further loss on this transaction.

Avure

At April 30, 2003, the Company was considering alternative strategies for its Avure segment. As of that date, management was unsure of the ultimate disposition for Avure, but had been considering a wide range of alternatives including continuation of operations in the present form, operations on a diminished scale, suspension of operations, shutdown, or divestiture. Subsequent to year-end, the Company received several offers from potential buyers, however no binding offer has been accepted as of the filing date of this Form 10-K.

If a sale were consummated, the Company would recognize a loss on unrealized foreign currency translation adjustments included in Accumulated Other Comprehensive Income on the Consolidated Balance Sheet. The debit balance of the Avure unrealized foreign currency translation adjustments at April 30, 2003 was $4.5 million. The ultimate loss on disposal would be determined at the time of sale and would be based on the then carrying value of Avure, as well as the amount of unrealized foreign currency translation adjustments.

The carrying value of the goodwill, intangible and long-lived assets of Avure were evaluated for impairment in accordance with FAS 142 and FAS 144 at April 30, 2003. This evaluation resulted in an impairment charge of $3.7 million which is reflected in the Consolidated Statement of Operations for the year ended April 30, 2003.

FLOW INTERNATIONAL CORPORATION

SCHEDULE VIII

VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

		Additions
Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions *	Balance at End of Period
Year Ended April 30:

Allowance for Doubtful Accounts
2003	$962	$4,978	$146	$(1,052)	$5,034
2002	866	651	(12)	(543)	962
2001	899	576	40	(649)	866

Provision for Slow-Moving and Obsolete Inventories
2003	$1,792	$4,271	$69	$(1,796)	$4,336
2002	1,904	348	—	(460)	1,792
2001	1,903	371	(69)	(301)	1,904

*	Write-offs of uncollectible accounts and disposal of obsolete inventory.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

Information regarding directors and executive officers of the registrant is incorporated herein by reference from the Company’s Proxy Statement.

Item 11.    Executive Compensation.

Information regarding executive compensation is incorporated herein by reference from the Company’s Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the Company’s Proxy Statement.

Item 13.    Certain Relationships and Related Transactions.

Information regarding certain relationships and related transactions is incorporated herein by reference from the Company’s Proxy Statement.

Item 14.    Controls and Procedures

Scope of the Controls Evaluation.    Our Interim Chief Financial Officer was appointed in November 2002 and our current Chief Executive Officer was appointed in January 2003. They have had only a short time to assess our current controls and procedures, during which they have also been leading the planned restructuring of our Company and working with our Lenders.

Restatement.    As reported in our Form 10-Q/A filed March 28, 2003, we recently restated our financial results for the quarter ended October 31, 2002 (i) to reflect the reversal of revenue on a sales contract that should not have been accounted for using the Percentage of Completion accounting method, (ii) to reflect the reversal of revenue recognized using the Percentage of Completion method whereby the customer’s ability to meet its contractual obligations was uncertain, and (iii) to expense certain deferred costs associated with a financing that had been abandoned and should have been written off. We noted no acts of fraud related to the restatement.

Evaluation of disclosure controls and procedures.    Within the 90-day period prior to the filing date of this Annual Report on Form 10-K, our management, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Interim Financial Officer believe that our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

Changes in internal controls.    Other than to strengthen the controls and procedures described in the “Restatement” section above, there have been no significant changes in our internal controls or other factors that could significantly affect our internal controls subsequent to their evaluation, nor have there been any corrective actions with regard to significant deficiencies or material weaknesses.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as a part of this report:

1.	Consolidated Financial Statements.

See Item 8 of Part II for a list of the Financial Statements filed as part of this report.

2.	Financial Statement Schedules.

See Item 8 of Part II for a list of the Financial Statement Schedules filed as part of this report.

3.	Exhibits. See subparagraph (c) below.

(b)	Reports on Form 8-K -

None.

(c)	Exhibits.

Exhibit Number

3.1	Articles of Incorporation, filed with the state of Washington October 1, 1998. (Incorporated by reference to Exhibit 3.1 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 1999.)

3.2	By-Laws of Flow International Corporation. (Incorporated by reference to Exhibit 3.1 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 1999.)

4.1	Certificate of Designation of Series B Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 4.5 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 1990.)

4.2	Amended and Restated Rights Agreement dated as of September 1, 1999, between Flow International Corporation and ChaseMellon Shareholder Services, L.L.C. (Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated September 1, 1999.)

4.3	Warrant to Purchase Shares of Common Stock of Flow International Corporation. (Incorporated by reference to the registrant’s Current Report on Form 8-K dated June 12, 2001.)

10.1	Flow International Corporation 1987 Stock Option Plan for Nonemployee Directors, as amended. (Incorporated by reference to Exhibit 10.5 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 1994.)

10.2	Flow International Corporation 1995 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 2000.)

10.3	Flow International Corporation Voluntary Pension and Salary Deferral Plan and Trust Agreement, as amended and restated effective January 1, 2002.*

10.4	Note Purchase Agreement dated as of April 30, 2001. (Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated June 12, 2001.)

10.5	Form of Change in Control Agreement. (Incorporated by reference to Exhibit 10.17 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 1996.)

10.6	First Amendment to Note Purchase Agreement dated October 31, 2001 among John Hancock Life Insurance Company, John Hancock Variable Life Insurance Company, Signature 4 Limited and Signature 5 L.P. and Flow International Corporation dated as of April 30, 2001. (Incorporated by reference to Exhibit 10.18 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 2002.)

Exhibit Number

10.7	Second Amendment to Note Purchase Agreement dated September 13, 2002 among John Hancock Life Insurance Company, John Hancock Variable Life Insurance Company, Signature 4 Limited and Signature 5 L.P. and Flow International Corporation dated as of April 30, 2001. (Incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002.)

10.8	Employment Agreement dated November 25, 2002 between Stephen R. Light and Flow International Corporation. (Incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2003.)

10.9	Second Amended and Restated Credit Agreement dated July 28, 2003 among Bank of America, N.A., U.S. Bank National Association, Keybank National Association, Bank of America, N.A., as agent for the lenders, and Flow International Corporation. */**

10.10	Third Amendment to Note Purchase Agreement dated July 28, 2003 among John Hancock Life Insurance Company, John Hancock Variable Life Insurance Company, Signature 4 Limited and Signature 5 L.P. and Flow International Corporation. */**

10.11	Lease dated January 30, 2003 between Flow International and Property Reserve, Inc.*

21.1	Subsidiaries of the Registrant.*

23.1	Consent of Independent Auditors.*

31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
**	Confidential Treatment requested for portions of this Exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOW INTERNATIONAL CORPORATION

July 29, 2003
/s/ STEPHEN R. LIGHT
Stephen R. Light
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on this 29th day of July, 2003.

Signature	Title

/s/ STEPHEN R. LIGHT Stephen R. Light	President and Chief Executive Officer (Principal Executive Officer)

/s/ STEPHEN D. REICHENBACH Stephen D. Reichenbach	Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)

/s/ KATHRYN L. MUNRO Kathryn L. Munro	Chairman

/s/ RICHARD P. FOX Richard P. Fox	Director

/s/ RONALD D. BARBARO Ronald D. Barbaro	Director

/s/ DANIEL J. EVANS Daniel J. Evans	Director

/s/ ARLEN I. PRENTICE Arlen I. Prentice	Director

/s/ J. MICHAEL RIBAUDO J. Michael Ribaudo	Director

/s/ KENNETH M. ROBERTS Kenneth M. Roberts	Director

/s/ SANDRA F. ROREM Sandra F. Rorem	Director