Form 10-Q
period 2003-07-31
FLOW INTERNATIONAL CORP
filed 2003-09-15
CIK 713002

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-12448

FLOW INTERNATIONAL CORPORATION

Washington	91-1104842
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

23500 - 64th Avenue South

Kent, Washington 98032

(253) 850-3500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The number of shares outstanding of common stock, as of September 8, 2003 is 15,358,759 shares.

FLOW INTERNATIONAL CORPORATION

FLOW INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; in thousands, except share amounts)

	July 31, 2003	April 30, 2003
ASSETS
Current Assets:
Cash and Cash Equivalents	$17,253	$15,045
Receivables, Net	31,917	34,600
Inventories, Net	37,876	40,883
Deferred Income Taxes	946	957
Assets of Discontinued Operations	—	1,191
Other Current Assets	6,950	7,464

Total Current Assets	94,942	100,140

Property and Equipment, Net	13,581	12,987
Patents and Other Intangible Assets, Net of Accumulated Amortization of $10,207 and $9,946, respectively	11,575	11,866
Goodwill	10,257	10,141
Other Assets	11,930	11,130

	$142,285	$146,264

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Notes Payable	$5,887	$4,610
Current Portion of Long-Term Obligations	508	23
Accounts Payable	9,758	12,250
Accrued Payroll and Related Liabilities	5,148	4,512
Other Accrued Taxes	1,595	58
Deferred Revenue	1,595	4,803
Customer Advances	14,109	5,159
Other Accrued Liabilities	15,479	19,499

Total Current Liabilities	54,079	50,914

Long-Term Obligations	83,356	83,775
Other Long-Term Liabilities	3,847	3,791

Total Liabilities	141,282	138,480

Commitments and Contingencies (Note 13)

Minority Interest	2,300	2,325

Shareholders’ (Deficit) Equity
Series A 8% Convertible Preferred Stock—$.01 par value, 1,000,000 shares authorized, none issued	—	—
Common Stock—$.01 par value, 20,000,000 shares authorized, 15,358,759 shares outstanding at July 31, 2003 and at April 30, 2003	154	154
Capital in Excess of Par	55,982	55,869
Accumulated Deficit	(47,977)	(40,806)
Accumulated Other Comprehensive Loss	(9,456)	(9,758)

Total Shareholders’ (Deficit) Equity	(1,297)	5,459

	$142,285	$146,264

See Accompanying Notes to Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share data)

	Three Months Ended July 31,
	2003	2002
Revenues	$37,182	$40,034

Cost of Sales	23,726	27,281

Gross Margin	13,456	12,753

Operating Expenses:
Marketing	7,157	8,229
Research and Engineering	3,008	3,517
General and Administrative	5,497	4,585
Restructuring	1,348	—

	17,010	16,331

Operating Loss	(3,554)	(3,578)

Interest Expense, Net	3,346	2,174
Other Expense, Net	337	321

Loss Before (Provision) Benefit for Income Taxes	(7,237)	(6,073)
(Provision) Benefit for Income Taxes	(460)	2,004

Loss Before Discontinued Operations	(7,697)	(4,069)
Gain on Sale of Discontinued Operations, Net of Tax	650	—
Discontinued Operations, Net of Tax	(124)	89

Net Loss	$(7,171)	$(3,980)

(Loss) Income Per Share:
Basic
Loss Before Discontinued Operations	$(.50)	$(.27)
Effect of Discontinued Operations, Net of Tax	.03	.01

Net Loss	$(.47)	$(.26)

Diluted
Loss Before Discontinued Operations	$(.50)	$(.27)
Effect of Discontinued Operations, Net of Tax	.03	.01

Net Loss	$(.47)	$(.26)

Weighted Average Shares Used in Computing Basic and Diluted (Loss) Income Per Share:
Basic	15,359	15,316
Diluted	15,359	15,316

See Accompanying Notes to Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Three Months Ended July 31,
	2003	2002
Cash Flows from Operating Activities:
Net Loss	$(7,171)	$(3,980)
Adjustments to Reconcile Net Loss to Cash Provided by (Used In) Operating Activities:
Depreciation and Amortization	1,673	2,197
Gain on Sale of Discontinued Operations	(650)	—
Other Non-Cash Items	488	222
Decrease in Operating Assets	5,513	5,043
Increase (Decrease) in Customer Advances	8,875	(2,866)
Decrease in Other Operating Liabilities	(5,416)	(4,446)

Cash Provided by (Used in) Operating Activities	3,312	(3,830)

Cash Flows from Investing Activities:
Expenditures for Property and Equipment	(1,725)	(905)
Proceeds from Sale of Discontinued Operations	1,837	—
Other	130	353

Cash Provided by (Used in) Investing Activities	242	(552)

Cash Flows from Financing Activities:
(Repayments) Borrowings under Line of Credit Agreements, Net	(588)	9,398
Payments of Long-Term Obligations	(1,009)	(4,793)
Proceeds from Issuance of Common Stock	—	428

Cash (Used In) Provided by Financing Activities	(1,597)	5,033

Effect of Changes in Exchange Rates	251	1,050

Increase in Cash and Cash Equivalents	2,208	1,701
Cash and Cash Equivalents at Beginning of Period	15,045	7,120

Cash and Cash Equivalents at End of Period	$17,253	$8,821

See Accompanying Notes to Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(unaudited, in thousands)

	Three Months Ended July 31,
	2003	2002
Net Loss	$(7,171)	$(3,980)

Other Comprehensive Income (Loss):
Unrealized Gain on Equity Securities Available for Sale, Net of Tax	219	81
Unrealized (Loss) Gain on Cash Flow Hedges, Net of Tax	(168)	298
Cumulative Translation Adjustment	251	1,050

Comprehensive Loss	$(6,869)	$(2,551)

See Accompanying Notes to Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended July 31, 2003

(unaudited)

1.    Basis of Presentation

In the opinion of the management of Flow International Corporation (the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring items and accruals necessary to fairly present the financial position, results of operations and cash flows of the Company. These interim financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, and should be read in conjunction with the April 30, 2003 consolidated financial statements included in the Company’s Annual Report filed with the Securities and Exchange Commission on Form 10-K. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company’s financial statements. Actual results may differ from these estimates under different assumptions or conditions. Operating results for the three months ended July 31, 2003 may not be indicative of future results.

2.    Recent Developments

Lenders.    On July 28, 2003, the Company signed a new credit agreement (the “Credit Agreement”), with its senior lenders, effective April 30, 2003. The Credit Agreement provides for a revolving credit facility of up to $62.0 million, versus a previous commitment of $73.0 million, and expires August 1, 2004. At July 31, 2003, the balance outstanding under the Credit Agreement amounted to $54.1 million. The maximum amount that can be borrowed is calculated based on certain debt covenants with the total credit facility reducing quarterly to $51.0 million prior to August 1, 2004. The Credit Agreement is collateralized by security interests in the Company’s domestic assets and certain foreign assets and interests in the Company’s subsidiaries’ stock.

The Company makes use of its credit facility to fund its operations during the course of the year. Interest rates under the Credit Agreement are at the bank’s prime rate (4.00% at July 31, 2003) in effect from time to time plus 4%. The Company pays a quarterly commitment fee of ¼ of 1% (25 basis points) of the then total commitment. The Company also pays an annual letter of credit fee equal to 5% of the amount available to be drawn under each outstanding letter of credit. Concurrent with the signing of the Credit Agreement, the Company remitted $1.5 million to the senior lenders as a paydown of principal and as a permanent reduction of the available credit to $60.5 million. The Company is in compliance with all covenants of the Credit Agreement at July 31, 2003.

On July 28, 2003, the Company signed an amendment to its subordinated debt agreement (the “Note Amendment”) with The John Hancock Life Insurance Company (“Hancock”). The Note Amendment provides that Hancock will capitalize the semi-annual interest remittances due from April 30, 2003 through April 30, 2004, which total $6.9 million, as a component of the principal balance outstanding. Interest on these capitalized payments will accrue at 15%. Concurrent with the signing of the Note Amendment, the Company remitted $1.0 million as a paydown of capitalized interest. The Company is in compliance with all covenants under the Note Amendment at July 31, 2003.

3.    Restructuring

In February 2003, the Company announced a comprehensive two-year restructuring plan (the “Restructuring Plan”), intended to return the Company to profitability through reductions in headcount, consolidation of

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended July 31, 2003

(unaudited)

facilities and operations, and closure or divestiture of selected Company operations. Specific initiatives include (1) consolidating the production of the Company’s shapecutting systems from its European facilities to its North American facilities, (2) standardizing shapecutting systems between the European, North American and Asian markets, (3) completing a new facility in Taiwan, (4) considering alternative strategies for the Company’s Avure Technologies (“Avure”) segment and (5) restructuring the Company’s debt. The Company expects to spend between $11 million and $13 million in the Restructuring Plan for costs associated with exiting several of the Company’s locations, planned workforce reductions and attrition of approximately 200 associates worldwide, and consulting costs. The Company believes that these actions will achieve significant cost savings. The Company also expects to incur significant non-cash expenses associated with the implementation of the Restructuring Plan. Under current accounting rules, restructuring expenses will generally be recognized in the period they are incurred.

During the three months ended July 31, 2003, the Company spent $1.3 million on the Restructuring Plan, which it has funded through current operations. Of this amount, $1.1 million was for financial consulting fees related to the restructuring of the Company’s debt while the remaining $248,000 pertained to severance costs. The Company notified 38 associates in Germany and the US, across all disciplines, of their termination and recorded the associated severance costs. Additional termination benefits will be recorded in future periods as notifications are given to associates. The Company also provided termination notification to 25 associates in Sweden. As these associates are required to perform their job duties through their termination date, the Company has continued to reflect their cost in operating expenses. The Company expects that the majority of its Restructuring Plan costs will be incurred in the six months from August 1, 2003 to January 31, 2004.

During the fourth quarter of fiscal 2003, the Company announced that it had retained Food Partners, LLC, an investment banking firm that specializes in the food industry, to develop and implement value-maximizing strategic alternatives for its Avure segment. At July 31, 2003, the Company had received several non-binding offers from potential buyers for Avure; however, no acceptable offer had been received. The Company continues to evaluate alternative strategies and management is unsure of the ultimate disposition of Avure. Options considered include continuation of operations in the present form, operations on a diminished scale, suspension of operations, shutdown, or partial to total divestiture.

If a sale of Avure were consummated, the Company would apply the net proceeds to the repayment of the Credit Agreement and would recognize a loss on unrealized foreign currency translation adjustments included in Accumulated Other Comprehensive Income on the Condensed Consolidated Balance Sheet. The debit balance of the Avure unrealized foreign currency translation adjustments at July 31, 2003 was $5.8 million. The ultimate loss on disposal would be determined at the time of sale and would be based on the then carrying value of Avure, as well as the amount of unrealized foreign currency translation adjustments.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended July 31, 2003

(unaudited)

4.    Discontinued Operations

At April 30, 2003, the Company reported one of its subsidiaries as a discontinued operation. This subsidiary was wholly owned by the Company and was involved in the decommissioning of oil wells. The Company segregated this subsidiary’s assets as assets of discontinued operations on the April 30, 2003 Consolidated Balance Sheet and presented the subsidiary’s results of operations as discontinued operations, net of applicable taxes, on the Condensed Consolidated Statement of Operations for the three months ended July 31, 2003 and 2002. The subsidiary had no significant liabilities. The results of discontinued operations, for the three months ended July 31, 2003 and 2002, are summarized below (in thousands):

	Three Months Ended July 31,
	2003	2002
Net sales	$—	$443
(Loss) income before tax	(124)	133
Net (loss) income	(124)	89

On May 16, 2003, the Company consummated the sale of the subsidiary’s assets, recording proceeds of $1.8 million and a gain on the sale of $650,000, and retains no future interest in the subsidiary.

5.    Loss Per Share

Basic earnings per share represents net income (loss) available to common shareholders divided by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share represents net income available to common shareholders divided by the weighted average number of shares outstanding including the potentially dilutive impact of stock options and warrants, except when the effect of their inclusion would be anti-dilutive.

Basic shares outstanding for the three months ended July 31, 2003 and 2002 were 15,359,000 and 15,316,000, respectively. Diluted shares outstanding for the three months ended July 31, 2003 and 2002 were 15,359,000 and 15,316,000, respectively.

There were no potentially dilutive common shares from employee stock options for the three months ended July 31, 2003. Diluted loss per share excludes the effects of 39,000 antidilutive stock options at July 31, 2002. A total of 860,000 potentially dilutive shares from warrants have been excluded from the diluted weighted average share denominator for both the three months ended July 31, 2003 and 2002, as their effect would be anti-dilutive.

6.    Segment Information

The Company analyzes its operations based on two reportable segments, Flow Waterjet Systems and Avure. The Flow Waterjet Systems segment includes cutting and cleaning operations, which are focused on providing total solutions for the aerospace, automotive, job shop, surface preparation and paper industries. The Avure segment includes the Fresher Under Pressure® food processing technology, as well as the isostatic and flexform press (“General Press”) operations. The Fresher Under Pressure technology provides food safety and quality enhancement solutions for food producers, while the General Press business manufactures systems which produce and strengthen advanced materials for the aerospace, automotive and medical industries. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies included in the Company’s Annual Report filed with the Securities and Exchange Commission on Form 10-K. Segment operating results are measured on income (loss) from operations.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended July 31, 2003

(unaudited)

A summary of operations by reportable segment is as follows (in thousands):

	Three Months Ended July 31,
	2003	2002
Revenues
Flow Waterjet Systems	$33,489	$30,858
Avure Technologies	3,693	9,176

	$37,182	$40,034

Operating Loss
Flow Waterjet Systems	$(350)	$(2,597)
Avure Technologies	(3,204)	(981)

	$(3,554)	$(3,578)

Inter-segment sales from Waterjet Systems to Avure Technologies amounted to $143,000 and $172,000 for the three months ended July 31, 2003 and 2002, respectively.

7.    Receivables

Receivables consist of the following (in thousands):

	July 31, 2003	April 30, 2003
Trade Accounts Receivable	$30,123	$31,107
Unbilled Revenues	6,946	8,512

	37,069	39,619
Less Allowance for Doubtful Accounts	5,152	5,019

	$31,917	$34,600

8.    Inventories

Inventories consist of the following (in thousands):

	July 31, 2003	April 30, 2003
Raw Materials and Parts	$18,641	$22,658
Work in Process	13,658	10,859
Finished Goods	9,295	11,702

	41,594	45,219
Less Provision for Slow-Moving and Obsolete Inventories	3,718	4,336

	$37,876	$40,883

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended July 31, 2003

(unaudited)

9.    Income Taxes

Due to a recent history of losses and uncertainty of future earnings, the Company has provided a full valuation allowance against its domestic net operating losses and certain foreign net operating losses. Further, the Company has also placed a valuation allowance against certain other deferred tax assets based on the expected timing of such deferred tax assets and liabilities. The domestic net operating losses can be carried forward 20 years to offset domestic profits in future periods.

10.    Debt

As discussed on Note 2, at July 31, 2003, the Company was in compliance with all of its financial covenants with its senior and subordinated lenders after the signing of the Credit Agreement and Note Amendment.

The Company has recently obtained two unsecured credit facilities in Taiwan to fund the construction of its new manufacturing facility. The total availability under these facilities is 120 million New Taiwanese Dollars ($3.5 million) and the facilities bear interest at the rate of 2% per annum. The credit facilities mature in one to three months and can be extended for 30 days, as needed. At July 31, 2003, the balance outstanding amounts to $493,000. The Company expects the facilities will be adequate to fund its remaining commitments on the buildings of $2.5 million.

11.    Warranty Obligations

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

The following table shows the fiscal 2004 year-to-date activity for the Company’s warranty accrual (in thousands):

Accrued warranty balance as of April 30, 2003	$1,073
Accruals for warranties on fiscal 2004 year-to-date sales	249
Accruals related to pre-existing warranties (including changes in estimates)	5
Warranty labor and materials provided fiscal 2004 year-to-date	(275)

Accrued warranty balance as of July 31, 2003	$1,052

12.    New Accounting Pronouncements

On April 30, 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 149 (“FAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments, including certain derivative instruments embedded in other contracts, and (2) hedging activities that fall within the scope of Statement of Financial Accounting Standard No. 133 (“FAS 133”), “Accounting for Derivative Instruments and Hedging Activities”. FAS 149 amends FAS 133 and certain other existing pronouncements,

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended July 31, 2003

(unaudited)

which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. FAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The Company adopted FAS 149 during the quarter ended July 31, 2003 without a significant impact on its reported financial position or results of operations.

On May 15, 2003, the FASB issued Statement of Financial Accounting Standard No. 150 (“FAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. FAS 150 requires certain financial instruments that, under previous guidance, issuers could account for as equity, be classified as liabilities in statements of financial position. Most of the guidance in FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of FAS 150 is not expected to have a significant effect on the Company’s financial position, results of operations or cash flows.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on its results of operations and financial condition.

13.    Commitments and Contingencies

At any time, the Company may be involved in certain legal proceedings. As of July 31, 2003, the Company has accrued its estimate of the probable costs for the resolution of these claims. This estimate has been developed in consultation with outside legal counsel and is based upon an analysis of potential outcomes, assuming a combination of litigation and settlement strategies. The Company does not believe these proceedings will have a material adverse effect on its consolidated financial position. However, it is possible that future results of operations or cash flows for any particular quarterly or annual period could be materially affected by changes in the Company’s assumptions, or the effectiveness of its strategies, related to these proceedings.

In July 2000, the Company committed $5.0 million to fund the construction of a new manufacturing facility for its Taiwanese operations. As of July 31, 2003, the Company has a remaining commitment of $2.5 million, which will be funded over the next three months, through two unsecured lines of credit from Taiwanese banks. The Company believes that it will be able to successfully convert the unsecured lines of credit to permanent long-term loan facilities upon completion of the building.

In fiscal 2003, the Company entered into a $12.9 million contract for delivery of three presses to the Chinese government. The Company has received a 15% down payment and a letter of credit for an additional 57% of the total contract value. The Company is subject to foreign currency fluctuations during the build cycle of the project. To date, the weakening dollar versus the Swedish Krona has resulted in an approximate reduction of $1.0 million in anticipated profit.

During fiscal 2003, the Company was required to repurchase a previously sold industrial press from a bankrupt customer. The total obligation recorded at April 30, 2003 was $3.9 million. The press is included in Other Current Assets at its estimated net realizable value and the repurchase obligation is included in Other Current Liabilities on the July 31, 2003 Condensed Consolidated Balance Sheet.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended July 31, 2003

(unaudited)

In May 2003, the Company entered into an agreement to sell the above-described industrial press to an unrelated third party with expected delivery and installation in May 2004. The Company does not anticipate recognizing any further loss on this transaction.

14.    Reclassifications

Certain fiscal 2003 amounts have been reclassified to conform to the fiscal 2004 presentation. Such reclassifications had no impact on net loss, shareholders’ (deficit) equity or cash flows.

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement:

Statements made in this quarterly report on Form 10-Q that are not historical facts are forward-looking statements that involve risks and uncertainties. Forward-looking statements typically are identified by the use of such terms as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “plan” and similar words, although some forward-looking statements are expressed differently. You should be aware that our actual results could differ materially from those contained in any forward-looking statement due to a number of factors, which include, but are not limited to the following: the special risk factors and uncertainties set forth below; our exposure to additional costs relating to our Restructuring Plan, including the disposition or shut down, if necessary, of our Avure business; risks related to a potential failure to realize anticipated benefits in connection with the liquidation of inventories and other assets of operations or product lines to be discontinued; our ability to curtail capital expenditures, control costs and expenses; our ability to successfully convert our unsecured lines of credit in Taiwan to permanent long-term loan facilities upon completion of the building construction being undertaken; relations with and performance of suppliers; our ability to successfully develop and sell products in the competitive markets that we serve; access to capital; maintaining satisfactory relationships with our lending partners; political and trade relations; the overall level of consumer spending on capital equipment; global economic conditions and additional threatened terrorist attacks and responses thereto, including war. Additional information on these and other factors that could affect our financial results is set forth below and in our Form 10-K for the year ended April 30, 2003. Finally, there may be other factors not mentioned above or included in our SEC filings that may cause our actual results to differ materially from those in any forward-looking statement. You should not place undue reliance on these forward-looking statements. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments, except as required by federal securities laws.

All references to fiscal years are references to our fiscal year end of April 30.

Special Risk Factors and Uncertainties

Our business has been adversely affected by our overall financial position.    Following the announcement of our loss for the third quarter of fiscal 2003 and continued losses for the fourth quarter of fiscal 2003 and the first quarter of fiscal 2004, we experienced some reluctance from certain customers to buy from us. We believe that this may be indicative of fears by customers that we will become unreliable in supplying our products or that our brand image will be harmed. If our customers lose confidence in our ability to supply quality products reliably, our business may be materially harmed. In addition, the willingness of suppliers to do business with us or changes in our trade terms with suppliers could negatively impact future margins and costs.

We had a substantial loss in fiscal 2003 and for the first quarter of fiscal 2004 and may continue to incur losses in future periods.    Our net loss for the fiscal year ended April 30, 2003 and for the three months ended July 31, 2003 was $70.0 million and $7.2 million, respectively. As described in this section and the notes to the condensed consolidated financial statements, we have begun to significantly restructure our operations. We believe these restructuring and cost-cutting initiatives as they are implemented will reduce overall spending. If our Restructuring Plan fails to adequately reduce costs, or if our sales are less than we project, we may continue to incur losses in future periods. Continued economic weakness in our served markets may adversely affect our ability to meet our sales projections.

We may default on our loan covenants.    We are operating under a new credit agreement with our senior lenders (the “Credit Agreement”) and an amended note agreement with our subordinated lender (the “Note

Amendment”). The agreement with our senior lenders expires August 1, 2004 and sets forth specific financial covenants and debt commitment levels to be attained on a quarterly basis. Our subordinated lender has amended the subordinated note agreement to mirror the covenants agreed to by the senior lenders. In the event of default, the senior and subordinated lenders (together, the “Lenders”) may limit our ability to borrow funds as needed. Our ability to continue operating depends on the Lenders’ willingness to grant us access to funds. If we are unable to achieve our projected operating results, we may be unable to maintain compliance with the loan covenants and would trigger an event of default with our Lenders. If we are unable to access the necessary funds, our ability to continue operations would be seriously impaired unless we are able to obtain alternative financing from another source. Given our current financial position, obtaining alternative financing upon terms agreeable to our management is unlikely, especially in the short term. In an event of default, the Lenders would be in the position to exercise default remedies which include applying a default interest rate and acceleration of payment schedules for our outstanding debt. If the debt were called in such a manner, it is unlikely we would be able to pay off our Lenders and we would be subject to the authority of our Lenders as provided in the Credit Agreement and also in the Note Amendment. Our Lenders may pursue any number of plans to reduce the outstanding debt, including, in certain circumstances, a liquidation of some or all of our assets.

We may be unsuccessful in the implementation of our Restructuring Plan.    Our comprehensive two-year Restructuring Plan includes reductions in headcount, consolidation of facilities and operations, and closure or divestiture of selected operations. The Restructuring Plan affects roughly half of our locations and reduces the total square footage occupied by nearly half. We anticipate that headcount will be reduced by more than a quarter. We have begun consolidating the production of our shapecutting products from our European facilities to our North American facilities and standardizing shapecutting products between the European, North American and Asian markets. As with any restructuring, there are numerous risks that could affect the success of the restructuring, including those mentioned below.

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

We may be unable to retain and attract key management positions.    Given our current financial position and recent history of substantial losses, we may lose key management personnel and encounter difficulties replacing these positions. We may have to incur greater costs to attract replacement personnel.

We may be unable to satisfy our subordinated obligations through operations.    Our $35 million subordinated notes mature in two installments of $17.5 million each on April 30, 2007 and 2008. In addition, our subordinated lender has agreed to capitalize the semi-annual interest remittances due from April 30, 2003 through April 30, 2004, which total $6.9 million, as a component of the principal balance outstanding. This unpaid interest accrues interest at the rate of 15% and will increase the obligation to the subordinated lender due April 30, 2007 and 2008. In order to satisfy these obligations, we may be required to enter into transactions which could be highly dilutive to current shareholders.

Current Events

Lenders.    On July 28, 2003, we signed the Credit Agreement, effective April 30, 2003. The Credit Agreement provides for a revolving credit facility of up to $62.0 million, versus a previous commitment of $73.0 million, and expires August 1, 2004. At July 31, 2003, the balance outstanding under the Credit Agreement amounted to $54.1 million. The maximum amount that can be borrowed is calculated based on certain debt covenants with the total credit facility reducing quarterly to $51.0 million prior to August 1, 2004. The Credit Agreement is collateralized by security interests in our domestic assets and certain foreign assets and interests in our subsidiaries’ stock.

We make use of this credit facility to fund our operations during the course of the year. Interest rates under the Credit Agreement are at the bank’s prime rate (4.00% at July 31, 2003) in effect from time to time plus 4%. We pay a quarterly commitment fee of ¼ of 1% (25 basis points) of the then total commitment. We also pay an annual letter of credit fee equal to 5% of the amount available to be drawn under each outstanding letter of credit. Concurrent with the signing of the Credit Agreement, we remitted $1.5 million to the senior lenders as a paydown of principal and as a permanent reduction of the available credit to $60.5 million. We are in compliance with all covenants of the Credit Agreement at July 31, 2003.

On July 28, 2003, we signed the Note Amendment. The Note Amendment provides that Hancock will capitalize the semi-annual interest remittances due from April 30, 2003 through April 30, 2004, which total $6.9 million, as a component of the principal balance outstanding. Interest on these capitalized payments will accrue at 15%. Concurrent with the signing of the Note Amendment, we remitted $1.0 million as a paydown of capitalized interest. We are in compliance with all covenants under the Note Amendment at July 31, 2003.

Restructuring.    We are executing our previously announced Restructuring Plan, which is intended to return us to profitability through reductions in headcount, consolidation of facilities and operations, and closure or divestiture of selected operations. We expect to spend between $11 million and $13 million in the Restructuring Plan, which will affect several of our locations and will reduce the total square footage occupied by nearly half. We anticipate that headcount will be reduced by more than one quarter. We also anticipate consolidating the production of our shapecutting systems from our European facilities to our North American facilities and standardizing shapecutting systems between the European, North American and Asian markets. We believe that these actions will achieve significant cost savings. We spent $1.3 million on restructuring efforts during the three months ended July 31, 2003 which we have funded through current operations. We expect to fund the remaining amounts through operations and through the use of our credit facility. In addition, we expect to incur significant non-cash expenses associated with the implementation of the restructuring program. Under current accounting rules, restructuring expenses will generally be recognized in the period they are incurred.

At July 31, 2003, we received several non-binding offers from potential buyers for Avure; however, no acceptable offer had been received. We continue to evaluate alternative strategies and management is unsure of the ultimate disposition of Avure. Options considered include continuation of operations in the present form, operations on a diminished scale, suspension of operations, shutdown, or partial to total divestiture.

If a sale of Avure were consummated, we would apply the net proceeds to the repayment of the Credit Agreement and would recognize a loss on unrealized foreign currency translation adjustments included in Accumulated Other Comprehensive Income on the Condensed Consolidated Balance Sheet. The debit balance of the Avure unrealized foreign currency translation adjustments at July 31, 2003 was $5.8 million. The ultimate loss on disposal would be determined at the time of sale and would be based on the then carrying value of Avure, as well as the amount of unrealized foreign currency translation adjustments.

Operational Data as a Percentage of Sales

	Three Months Ended July 31,
	2003	2002
Revenues	100%	100%
Cost of Sales	64%	68%

Gross Margin	36%	32%

Operating Expenses:
Marketing	19%	21%
Research & Engineering	8%	9%
General & Administrative	15%	11%
Restructuring	4%	—%

	46%	41%

Operating Loss	(10)%	(9)%

Interest Expense, net	9%	5%
Other Expense, net	1%	1%

Loss Before (Provision) Benefit for Income Taxes	(20)%	(15)%
(Provision) Benefit for Income Taxes	(1)%	5%

Loss Before Discontinued Operations	(21)%	(10)%

Gain on Sale of Discontinued Operations, Net of Tax	2%	—%
Discontinued Operations, Net of Tax	—%	—%

Net Loss	(19)%	(10)%

Segment Overview

Dollars in thousands, except per share data	Three months ended July 31, 2003			Three months ended July 31, 2002
	Flow Waterjet Systems	Avure Technologies	Consolidated	Flow Waterjet Systems	Avure Technologies	Consolidated
Revenues	$33,489	$3,693	$37,182	$30,858	$9,176	$40,034
Cost of Sales	20,879	2,847	23,726	21,805	5,476	27,281

Gross Margin	12,610	846	13,456	9,053	3,700	12,753

Operating Expenses	12,960	4,050	17,010	11,650	4,681	16,331

Operating Loss	(350)	(3,204)	(3,554)	(2,597)	(981)	(3,578)

Interest Expense, Net	1,731	1,615	3,346	1,161	1,013	2,174
Other Expense, Net	281	56	337	211	110	321

Loss Before (Provision) Benefit for Income Taxes	(2,362)	(4,875)	(7,237)	(3,969)	(2,104)	(6,073)
(Provision) Benefit for Income Taxes	(460)	—	(460)	1,310	694	2,004

Loss Before Discontinued Operations	(2,822)	(4,875)	(7,697)	(2,659)	(1,410)	(4,069)
Discontinued Operations, Net of Tax	526	—	526	89	—	89

Net Loss	$(2,296)	$(4,875)	$(7,171)	$(2,570)	$(1,410)	$(3,980)

Diluted Loss Per Share	$(0.15)	$(0.32)	$(0.47)	$(0.17)	$(0.09)	$(0.26)

Revenue Summary:

Dollars in thousands	Three months ended July 31,
	2003	2002	% Change
Segment breakdown:
Flow Waterjet Systems:
Systems	$20,943	$19,154	9%
Consumable parts and services	12,546	11,704	7%

Total	33,489	30,858	9%

Avure Technologies:
Fresher Under Pressure	694	3,999	(83)%
General Press	2,999	5,177	(42)%

Total	3,693	9,176	(60)%

	$37,182	$40,034	(7)%

Geographic breakdown:
United States	$19,380	$22,065	(12)%
Rest of Americas	4,558	5,116	(11)%
Europe	8,471	9,162	(8)%
Asia	4,773	3,691	29%

	$37,182	$40,034	(7)%

Results of Operations

We provide ultrahigh-pressure (“UHP”) systems and related products and services to a wide variety of industries. Waterjet cutting is recognized as a better alternative to traditional cutting methods such as lasers, saws or plasma. It is faster, has greater versatility in the types of products it can cut and eliminates the need for secondary processing operations. We have two reportable segments, Flow Waterjet Systems (“Waterjet Systems”) and Avure Technologies (“Avure”).

Three Months Ended July 31, 2003 Compared to Three Months Ended July 31, 2002

Revenues

Flow Waterjet Systems.    The Flow Waterjet Systems segment includes cutting and cleaning operations, which are focused on providing total solutions for the aerospace, automotive, job shop, surface preparation (cleaning) and paper industries. Despite continued weakness in the machine tool market for the three months ended July 31, 2003, Flow Waterjet Systems revenue increased slightly as compared to the prior year. Domestically, we recorded a $1.4 million or 11% revenue improvement over the prior year period, fueled by strong performance of our shapecutting equipment business. This section of our business continues to outperform the domestic machine cutting tool market, which recorded a year over year 11% quarterly decline, according to the Association for Manufacturing Technology, and demonstrates the ongoing application expansion that Flow waterjets are experiencing resulting from their flexibility and increasing machine performance. This growth in domestic revenues was further improved by an expansion of our cutting cell applications to non-automotive customers as well as an improvement in demand in the domestic automotive and aerospace sectors.

Outside the United States, Waterjet Systems revenue growth was positively influenced by Asia, whose revenues were up 29% for the three months ended July 31, 2003, compared to the prior year same period. These increases were driven largely by consumable sales in Japan. Our European operations have been negatively impacted over the past several quarters by the continued slowing of the overall economy and weakening customer financial stability. We have in place a new general manager, changed our pricing structure and accelerated payment terms. These actions have yielded improvement in Waterjet Systems’ revenues in Europe as compared to the prior year quarterly period, resulting in an increase of $403,000 or 6%.

We also analyze our Waterjet Systems revenues by looking at systems sales versus consumables sales. In general, a system sale is comprised of a pump along with the robotics or articulation to move the cutting head, and may also include automation capabilities. Consumables represent parts used by the pump and cutting head during operation. Systems revenues for the three months ended July 31, 2003 were $20.9 million, a $1.8 million or 9% increase, compared to the prior year same period, due to improved performance domestically and in Europe. Consumables revenues were $12.5 million for the three months ended July 31, 2003, an $842,000 or 7% increase, compared to the prior year same period. This is due to increased machine utilization by our Waterjet Systems’ customers in Asia which has led to higher parts consumption. Consumables revenue has also been positively impacted by the introduction of proprietary productivity enhancing kits.

Avure Technologies Revenues.    The Avure Technologies segment includes the Fresher Under Pressure® technology as well as isostatic and flexform press (“General Press”) operations. Fresher Under Pressure is focused on providing food safety solutions for food producers, while the General Press business manufactures systems which produce and strengthen advanced materials for the aerospace, automotive and medical industries. A portion of the decrease in Avure revenues resulted from reduced General Press revenues. For the three months ended July 31, 2003, General Press revenues were down 42% from $5.2 million for the prior year comparable period to $3.0 million. Approximately half of this decreased revenue is in Europe and, accordingly, net consolidated revenues in Europe are down over the prior year quarter. General Press revenues will vary from quarter to quarter due to the nature of their sales and production cycle. The sales and production cycle on a general press can range from one to four years. Fresher Under Pressure revenues were down 83% to $694,000 during the three months ended July 31, 2003, compared to the $4.0 million recorded in the prior comparable period. During the quarter ended July 31, 2003, we received over $10.0 million in food system orders, a number of which will be filled with already-completed systems. Accordingly, these specific orders do not qualify for percentage of completion accounting and the corresponding revenue will be recognized upon delivery and acceptance by the customer, in a later period. In addition, approximately $3 million of the total, which is custom-designed, will not be delivered until fiscal 2005.

Cost of Sales and Gross Margins.    Generally, comparison of gross margin rates will vary quarter to quarter depending on the mix of sales, which includes special system, standard system and consumables sales. Gross margin for the quarter amounted to $13.5 million or 36% of revenues as compared to $12.8 million or 32% of revenues in the prior year quarter. Our Waterjet Systems segment experienced increased margins from 29% of revenues for the three months ended July 31, 2002 to 38% for the three months ended July 31, 2003, resulting from improved overhead absorption driven by stronger waterjet as well as automotive and aerospace sales. This improvement in Waterjet Systems margins was offset by a decrease in Avure gross margins of 17 percentage points to 23% for the three months ended July 31, 2003. This decline is the result of reduced overhead absorption due to the lower production throughput.

Marketing Expenses.    Marketing expenses decreased $1.1 million or 13% for the three months ended July 31, 2003, as compared to the prior year same period. The decrease stems from charges related to doubtful accounts in the prior year period which were not incurred currently as well as implementation of cost control measures for both segments. Expressed as a percentage of revenue, marketing expense was 19% for the three months ended July 31, 2003, compared to the prior year same period of 21%.

Research and Engineering Expenses.    Research and engineering expenses decreased $509,000 or 14% for the three months ended July 31, 2003, as compared to the prior year same period. This decrease is related to the timing of research and development work and the improved use of engineers on revenue generating projects. Expressed as a percentage of revenue, research and engineering expenses were 8% and 9% for the three months ended July 31, 2003 and 2002, respectively.

General and Administrative Expenses.    General and administrative expenses increased $912,000 million or 20% for the three months ended July 31, 2003, as compared to the prior year same period. This increase is the result of higher costs of doing business as a public company and include increased directors and officers liability insurance as well as higher consulting costs related to valuation and other special projects. Expressed as a percentage of revenue, general and administrative expenses were 15% and 11% for the three months ended July 31, 2003 and 2002, respectively.

Restructuring Expenses.    During the three months ended July 31, 2003, we incurred $1.3 million of consultant fees and other restructuring-related costs which we are expensing as incurred.

Operating Loss.    We recorded an operating loss of $3.6 million for both the three months ended July 31, 2003 and 2002.

Interest and Other Expense, net.    Current quarter net interest expense increased $1.2 million or 54%, versus the prior year same period due to a higher weighted average cost of capital and fees incurred with the renegotiation of our credit facilities.

Income Taxes.    We are providing for income taxes in jurisdictions where we have generated income. We continue to assess our ability to realize our net deferred tax assets. Recognizing the magnitude of the losses generated during the quarter and in prior periods, we have determined it appropriate to continue to maintain a valuation allowance on our domestic net operating losses, certain foreign net operating losses and certain other deferred tax assets based on the expected reversal of both deferred tax assets and liabilities. The domestic net operating losses can be carried forward 20 years to offset domestic profits in future periods and the foreign net operating losses currently do not have an expiration date.

Net Loss.    Our consolidated net loss in the first quarter of fiscal 2003 amounted to $7.2 million, or $.47 basic and diluted loss per share as compared to a net loss of $4.0 million, or $.26 basic and diluted loss per share in the prior year same period. Flow Waterjet Systems reported a net loss of $2.3 million or $.15 basic and diluted loss per share versus net loss of $2.6 million or $.17 basic and diluted loss per share in the comparable prior year period. We have used internally developed estimates to determine the allocation of operating expenses from the consolidated operations to Avure Technologies’ results of operations, which approximate $300,000 per quarter. Based on these estimates, the net loss for Avure Technologies was $4.9 million or $.32 basic and diluted loss per share in the first quarter of fiscal 2003 compared to a net loss of $1.4 million or $.09 basic and diluted loss per share in the prior year same quarter. In the event of a divestiture of Avure, Waterjet Systems would have to bear the $300,000 of previously allocated operating expenses.

Liquidity and Capital Resources

We generated $3.3 million of cash in operating activities during the three months ended July 31, 2003 compared to a use of cash of $3.8 million for the three months ended July 31, 2002. The improvement in cash resulted primarily from our overall reduction in current assets, including receivables and inventory, and an increase in customer advances, offset by decreases in other current liabilities.

Net receivables are comprised of trade accounts and unbilled revenues. At July 31, 2003, the net receivables balance decreased $2.7 million or 8% from April 30, 2003. A significant portion of the decrease in net receivables stemmed from the reduction in unbilled revenues of $8.5 million at April 30, 2003 compared to $6.9 million at July 31, 2003, a $1.6 million or 18% decrease. This decrease is the result of lower General Press production. In addition, we reduced our trade receivables by $1.0 million or 3% to $30.1 million at July 31, 2003 due to our continued focus on collections. Receivables can be negatively affected by the traditionally longer payment cycle outside the United States and the timing of billings and payments on large special system orders. We do not believe these timing issues will present a material adverse impact on our short-term liquidity requirements. A significant portion of unbilled receivables relates to equipment and systems accounted for on a percentage of completion basis. Because of the lead-time to build and deliver such equipment, ultimate collection of such accounts can be subject to changing customer business and economic conditions.

Inventories at July 31, 2003 decreased $3.0 million or 7% from April 30, 2003 due to our strategy to convert inventories to cash in the short term by their sale or disposition.

Our future cash commitments include our Restructuring Plan which currently calls for a cash investment of between $11 million and $13 million. We anticipate funding our restructuring commitments within our existing credit facilities. In addition, we committed $5 million to fund the construction of a new manufacturing facility for our Taiwanese operations in July 2000. As of July 31, 2003, we have a remaining commitment of $2.5 million, which will be funded over the next three months via two unsecured lines of credit with Taiwanese banks. We believe that we will be able to successfully convert the unsecured lines of credit to permanent long-term loan facilities upon completion of the building.

Our credit agreements are our primary source of external funding. On July 28, 2003, we entered into the Credit Agreement with our senior lenders, effective April 30, 2003. This new senior credit facility provides for a revolving credit facility of up to $62.0 million, versus a previous commitment of $73 million, with several financial institutions, and expires August 1, 2004. At July 31, 2003, the balance outstanding under the Credit Agreement amounted to $54.1 million. The maximum amount that can be borrowed is calculated based on certain debt covenants with the total credit facility reducing quarterly to $51.0 million prior to August 1, 2004. The senior credit facility bears interest at the bank’s prime rate (4.00% at July 31, 2003) in effect from time to time plus 4%. As of July 31, 2003, we are in compliance with all covenants under the new credit agreement. We also amended, as of April 30, 2003, our subordinated note agreement to coincide with the new credit agreement with our senior lenders. The subordinated lender has agreed to capitalize the semi-annual interest remittances due from April 30, 2003 through April 30, 2004. This capitalized interest accrues at the rate of 15% and totals $6.9 million which will increase the outstanding principal balance. Prior to signing these agreements, we were in default of our debt covenants. We are in compliance with the amended covenants as of July 31, 2003. Concurrent with the signing of the senior credit agreement and the note amendment, described above, we paid a total of $2.5 million towards reduction of amounts owing.

Beginning in the second quarter of fiscal 2004 and until the expiration of the Credit Agreement, we will have to present the then balance outstanding on such Credit Agreement as a current liability given the expiration date will be less than 12 months from the financial statement date.

We have incurred losses during the last two fiscal years ended April 30, 2003 as well as for the three months ended July 31, 2003. In February 2003, we announced a comprehensive two-year restructuring plan intended to return the Company to profitability through reductions in headcount, consolidation of facilities and operations, and closure or divestiture of selected operations. We have been able to satisfy our needs for working capital and capital expenditures, due in part to our ability to access adequate financing arrangements. We expect that operations will continue, with the realization of assets and discharge of liabilities in the ordinary course of business. Compliance with future debt covenants requires us to meet our operating projections, which include achieving certain revenues, costs, consistent operating margins, and working capital targets.

We believe that our existing cash and credit facilities at July 31, 2003 are adequate to fund our operations through July 31, 2004. If we fail to achieve our planned revenues, costs and working capital objectives, management believes it has the ability to curtail capital expenditures and reduce costs to levels that will be sufficient to enable us to meet our cash requirements and debt covenants through July 31, 2004. However, demand for our products and timing of cost reductions are difficult to project. In addition, our Restructuring Plan may have unanticipated effects on our business.

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

New Accounting Pronouncements

New accounting pronouncements are disclosed in Note 12 of the Condensed Consolidated Financial Statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk during the three months ended July 31, 2003. For additional information, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations as presented in the Form 10-K for the year ended April 30, 2003, as filed with the SEC.

Item 4.    Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

As of July 31, 2003, our management, with the participation of the Chief Executive Officer and the Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and our Interim Chief Financial Officer concluded that, as of July 31, 2003, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and our Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)    Change in Internal Control Over Financial Reporting

During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits—

31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)    Reports on Form 8-K—

The Company furnished a Form 8-K dated July 2, 2003 announcing that it had changed independent auditors for its Voluntary Pension and Salary Deferral Plan.

The Company furnished a Form 8-K dated July 29, 2003 announcing that it had issued a press release posting final fourth quarter and full fiscal 2003 results.

The Company furnished a Form 8-K dated September 10, 2003 announcing that it had issued a press release posting first quarter fiscal 2004 results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOW INTERNATIONAL CORPORATION

Date: September 15, 2003	/s/ STEPHEN R. LIGHT
Stephen R. Light President and Chief Executive Officer (Principal Executive Officer)

Date: September 15, 2003	/s/ STEPHEN D. REICHENBACH
Stephen D. Reichenbach Interim Chief Financial Officer (Principal Financial Officer)