Form 10-Q
period 2003-10-31
FLOW INTERNATIONAL CORP
filed 2003-12-15
CIK 713002

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2003

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

The number of shares outstanding of common stock, as of December 8, 2003 is 15,358,759 shares.

FLOW INTERNATIONAL CORPORATION

FLOW INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; in thousands, except share amounts)

	October 31, 2003	April 30, 2003
ASSETS
Current Assets:
Cash and Cash Equivalents	$19,380	$15,045
Receivables, Net	33,524	34,600
Inventories, Net	32,908	40,883
Deferred Income Taxes	615	957
Assets of Discontinued Operations	—	1,191
Other Current Assets	8,249	7,464

Total Current Assets	94,676	100,140

Property and Equipment, Net	14,386	12,987
Patents and Other Intangible Assets, Net of Accumulated Amortization of $10,475 and $9,946, respectively	11,569	11,866
Goodwill	10,506	10,141
Other Assets	12,153	11,130

	$143,290	$146,264

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Notes Payable	$6,289	$4,610
Current Portion of Long-Term Obligations	49,727	23
Accounts Payable	12,388	12,250
Accrued Payroll and Related Liabilities	5,275	4,512
Other Accrued Taxes	2,605	58
Deferred Revenue	1,568	4,803
Customer Advances	13,222	5,159
Other Accrued Liabilities	16,698	19,499

Total Current Liabilities	107,772	50,914
Long-Term Obligations	32,129	83,775
Other Long-Term Liabilities	3,997	3,791

Total Liabilities	143,898	138,480

Commitments and Contingencies

Minority Interest	2,330	2,325

Shareholders’ (Deficit) Equity
Series A 8% Convertible Preferred Stock—$.01 par value, 1,000,000 shares authorized, none issued	—	—
Common Stock—$.01 par value, 20,000,000 shares authorized, 15,358,759 shares outstanding at October 31, 2003 and at April 30, 2003	154	154
Capital in Excess of Par	56,029	55,869
Accumulated Deficit	(51,247)	(40,806)
Accumulated Other Comprehensive Loss	(7,874)	(9,758)

Total Shareholders’ (Deficit) Equity	(2,938)	5,459

	$143,290	$146,264

See Accompanying Notes to Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share data)

	Three Months Ended October 31,
	2003	2002
Revenues	$43,689	$41,801

Cost of Sales	28,142	27,077

Gross Margin	15,547	14,724

Expenses:
Sales and Marketing	6,078	7,991
Research and Engineering	2,881	3,111
General and Administrative	5,456	4,684
Restructuring	954	—

	15,369	15,786

Operating Income (Loss)	178	(1,062)

Interest Expense, Net	3,421	2,829
Other (Income) Expense, Net	(518)	498

Loss Before Provision for Income Taxes	(2,725)	(4,389)
Provision for Income Taxes	(545)	(4,476)

Loss Before Discontinued Operations	(3,270)	(8,865)
Discontinued Operations, Net of Tax	—	7

Net Loss	$(3,270)	$(8,858)

Basic and Diluted Loss Per Share:
Loss Before Discontinued Operations	$(.21)	$(.58)
Effect of Discontinued Operations, Net of Tax	—	—

Net Loss	$(.21)	$(.58)

Weighted Average Shares Used in Computing Basic and Diluted Loss Per Share:
Basic	15,359	15,359
Diluted	15,359	15,359

See Accompanying Notes to Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share data)

	Six Months Ended October 31,
	2003	2002
Revenues	$80,871	$81,835

Cost of Sales	51,868	54,358

Gross Margin	29,003	27,477

Expenses:
Marketing	13,235	16,220
Research and Engineering	5,889	6,628
General and Administrative	10,953	9,269
Restructuring	2,302	—

	32,379	32,117

Operating Loss	(3,376)	(4,640)

Interest Expense, Net	6,767	5,003
Other (Income) Expense, Net	(181)	819

Loss Before Provision for Income Taxes	(9,962)	(10,462)
Provision for Income Taxes	(1,005)	(2,470)

Loss Before Discontinued Operations	(10,967)	(12,932)
Gain on Sale of Discontinued Operations, Net of Tax	650	—
Discontinued Operations, Net of Tax	(124)	94

Net Loss	$(10,441)	$(12,838)

Basic and Diluted Loss Per Share:
Loss Before Discontinued Operations	$(.71)	$(.84)
Effect of Discontinued Operations, Net of Tax	03	—

Net Loss	$(.68)	$(.84)

Weighted Average Shares Used in Computing Basic and Diluted Loss Per Share:
Basic	15,359	15,338
Diluted	15,359	15,338

See Accompanying Notes to Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Six Months Ended October 31,
	2003	2002
Cash Flows from Operating Activities:
Net Loss	$(10,441)	$(12,838)
Adjustments to Reconcile Net Loss to Cash Provided by (Used In) Operating Activities:
Depreciation and Amortization	3,233	4,606
Gain on Sale of Discontinued Operations	(650)	—
Valuation Reserve for Deferred Tax Assets	—	5,035
Other Non-Cash Items	1,250	1,710
Decrease in Inventory	8,591	2,491
(Increase) Decrease in Other Operating Assets	(331)	1,844
Increase (Decrease) in Customer Advances	7,868	(3,302)
Increase (Decrease) in Other Operating Liabilities	1,934	(9,110)

Cash Provided by (Used in) Operating Activities	11,454	(9,564)

Cash Flows from Investing Activities:
Expenditures for Property and Equipment	(3,884)	(2,229)
Proceeds from Sale of Property and Equipment	—	2,695
Proceeds from Sale of Discontinued Operations	1,837	—
Other	168	—

Cash (Used in) Provided by Investing Activities	(1,879)	466

Cash Flows from Financing Activities:
(Repayments) Borrowings under Line of Credit Agreements, Net	(5,427)	12,567
Payments of Long-Term Obligations, Net	(895)	(4,828)
Proceeds from Issuance of Common Stock	—	428

Cash (Used In) Provided by Financing Activities	(6,322)	8,167

Effect of Changes in Exchange Rates	1,082	1,230

Increase in Cash and Cash Equivalents	4,335	299
Cash and Cash Equivalents at Beginning of Period	15,045	7,120

Cash and Cash Equivalents at End of Period	$19,380	$7,419

Supplemental Disclosure of Noncash Financing Activity
Conversion of interest payable to Long-Term Obligations	$5,250	$—

See Accompanying Notes to Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(unaudited, in thousands)

	Three Months Ended October 31,
	2003	2002
Net Loss	$(3,270)	$(8,858)

Other Comprehensive Income (Loss):
Unrealized Gain on Equity Securities Available for Sale, Net of Tax	560	113
Unrealized Gain (Loss) on Cash Flow Hedges, Net of Tax	192	(204)
Cumulative Translation Adjustment	830	180

Comprehensive Loss	$(1,688)	$(8,769)

	Six Months Ended October 31,
	2003	2002
Net Loss	$(10,441)	$(12,838)

Other Comprehensive Income:
Unrealized Gain on Equity Securities Available for Sale, Net of Tax	780	194
Unrealized Gain on Cash Flow Hedges, Net of Tax	23	94
Cumulative Translation Adjustment	1,081	1,230

Comprehensive Loss	$(8,557)	$(11,320)

See Accompanying Notes to Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended October 31, 2003

(unaudited)

1.	Basis of Presentation

In the opinion of the management of Flow International Corporation (the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring items and accruals necessary to fairly present the financial position, results of operations and cash flows of the Company. These interim financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, and should be read in conjunction with the April 30, 2003 consolidated financial statements included in the Company’s Annual Report filed with the Securities and Exchange Commission on Form 10-K. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company’s financial statements. Actual results may differ from these estimates under different assumptions or conditions. Operating results for the three and six months ended October 31, 2003 may not be indicative of future results.

2.	Recent Developments

Lenders.    On July 28, 2003, the Company signed a new credit agreement (the “Credit Agreement”), with its senior lenders, effective April 30, 2003. The Credit Agreement provides for an initial revolving credit facility of up to $62.0 million. Concurrent with the signing of the Credit Agreement, the Company remitted $1.5 million to the senior lenders as a paydown of principal and as a permanent reduction of the available credit to $60.5 million. The maximum amount that can be borrowed is calculated based on certain debt covenants and the total credit facility reduces quarterly to a maximum of $51.0 million ($49.5 million after the permanent reduction) prior to August 1, 2004, the expiration date of the facility. The reductions are as follows:

Date	Maximum Borrowing	Maximum Borrowing After Permanent Reduction
July 31, 2003	$62,000,000	$60,500,000
October 31, 2003	$60,000,000	$58,500,000
January 31, 2004	$53,000,000	$51,500,000
April 30, 2004	$51,000,000	$49,500,000

At October 31, 2003, the balance outstanding under the Credit Agreement was $47.0 million. The balance outstanding is shown under Current Portion of Long-Term Debt, as the maturity date is less than one year from the October 31, 2003 balance sheet date. The debt is collateralized by security interests in the Company’s domestic assets and certain foreign assets and interests in the stock of the Company’s subsidiaries.

The Company makes use of its credit facility to fund its operations. Interest rates under the Credit Agreement are at the senior lenders’ prime rate as adjusted from time to time (4.00% at October 31, 2003) plus 4%. The Company pays a quarterly commitment fee of ¼ of 1% (25 basis points) of the then total commitment. The Company also pays a quarterly letter of credit fee equal to 5% per annum of the amount available to be drawn under each outstanding letter of credit. The Credit Agreement provides for a maximum amount of $5.0 million in outstanding letters of credit which reduces the Company’s credit availability. At October 31, 2003, the Company has $1.3 million in outstanding letters of credit. The Company is in compliance with all covenants of the Credit Agreement at October 31, 2003.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Six Months Ended October 31, 2003

(unaudited)

The Company has begun initial discussions with certain of the senior lenders and other outside parties regarding a new long-term credit facility. The Company received early indications of interest from certain of these parties to enter into a new long-term credit facility with the Company. Although the timing of finalization of a new long-term credit facility is uncertain, the Company anticipates having the new facility in place before the filing of its annual report on Form 10-K for the year ending April 30, 2004. The completion of this agreement is dependent on concurrence by all parties and is not totally in the Company’s control.

On July 28, 2003, the Company signed an amendment to its subordinated debt agreement (the “Note Amendment”) with The John Hancock Life Insurance Company (“Hancock”). The Note Amendment provides that Hancock will defer and capitalize the semi-annual interest remittances due from April 30, 2003 through April 30, 2004, which total $7.9 million, less a $1.0 million paydown remitted by the Company concurrent with the signing of such Amendment, as a component of the principal balance outstanding. Interest on these deferred and capitalized payments will accrue at 15%. As of October 31, 2003, the deferred and capitalized interest was $4.3 million. The Company is in compliance with all covenants under the Note Amendment at October 31, 2003.

Liquidity.    The Company has incurred losses during fiscal 2002, 2003 and year-to-date 2004. In February 2003, the Company announced a comprehensive two-year restructuring plan intended to return the Company to profitability through reductions in headcount, consolidation of facilities and operations, and closure or divestiture of selected operations. The Company has been able to satisfy its needs for working capital and capital expenditures, due in part to its ability to access adequate financing arrangements. The Company expects that operations will continue, with the realization of assets and discharge of liabilities in the ordinary course of business. Compliance with future debt covenants requires the Company to meet its operating projections, which include achieving certain revenues, costs, consistent operating margins, and working capital targets.

The Company believes that its existing cash and credit facilities at October 31, 2003 are adequate to fund its operations through July 31, 2004. However, demand for the Company’s products and timing of cost reductions are difficult to project. The Company’s restructuring initiatives may have unanticipated effects on business. If the Company fails to achieve its planned revenues, costs and working capital objectives, management believes it has the ability to further curtail capital expenditures and reduce costs to levels that will be sufficient to enable the Company to meet its cash requirements and debt covenants through July 31, 2004.

If the Company is unable to comply with the amended debt covenants, and the lenders are unwilling to waive or amend the debt covenants, certain components of the long-term obligations and notes payable would become callable, and the Company would be required to seek alternative financing. Alternative sources of financing may not be available if required or, if available, may not be on satisfactory terms. If the Company is unable to obtain alternative financing on satisfactory terms, it could have a material adverse effect on the Company’s business, and the Company may be required to further curtail capital spending, further reduce expenses, and otherwise modify its planned operations including potentially discontinuing operations.

3.	Restructuring

In February 2003, the Company announced a comprehensive two-year restructuring plan (the “Restructuring Plan”), intended to return the Company to profitability through reductions in headcount, consolidation of facilities and operations, and closure or divestiture of selected Company operations. Specific initiatives include (1) consolidating the production of the Company’s shapecutting systems from its European facilities to its North

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Six Months Ended October 31, 2003

(unaudited)

American facilities, (2) standardizing shapecutting systems between the European, North American and Asian markets, (3) completing a new facility in Taiwan, (4) considering alternative strategies for the Company’s Avure Technologies (“Avure”) segment and (5) restructuring the Company’s debt. The Company expects to spend between $11 million and $13 million in the Restructuring Plan for costs associated with exiting several of the Company’s locations, planned workforce reductions and attrition of approximately 200 associates worldwide, and consulting costs related to the restructuring. The Company believes that these actions will achieve significant cost savings. The Company also expects to incur significant non-cash expenses associated with the implementation of the Restructuring Plan. Under current accounting rules, restructuring expenses will generally be recognized in the period they are incurred. Through October 31, 2003, the Company has incurred restructuring expenses of $2.3 million plus $3.4 million of capital expenses related to the Taiwan building. The Company expects that the remaining major Restructuring Plan costs will be incurred in the three months ended January 31, 2004.

During the three months ended October 31, 2003, the Company spent approximately $1.0 million on the Restructuring Plan, which it funded through current operations. Of this amount, $201,000 pertained to severance costs for five Swedish associates who were asked to leave before their termination date. The Company had provided termination notification to a total of 25 associates in Sweden. As the remaining 20 associates are required to perform their job duties through their termination date, the Company has continued to reflect their cost in operating expenses. Another $296,000 was associated with lease termination costs while $457,000 related to scrapped inventory and temporary labor and consulting costs. To date, the Company has also severed 38 associates in Germany and the US, across all disciplines, and recorded the associated severance costs. Additional personnel and lease termination costs may be recorded in future periods as notifications are given to associates and landlords of facilities the Company will no longer benefit from. To date, the Restructuring Plan costs have been below budget and the Company will continue to maintain costs as low as possible through the remainder of the Restructuring Plan.

During the quarter ended April 30, 2003, the Company announced that it had retained Food Partners, LLC, an investment banking firm that specializes in the food industry, to develop and implement value-maximizing strategic alternatives for its Avure segment. As of October 31, 2003, the Company had received several non-binding offers from potential buyers for Avure; however, no acceptable offer had been received. The Company continues to evaluate alternative strategies and management is deliberating what course of action it will ultimately take. Options under consideration include continuation of operations in the present form, operations on a diminished scale, suspension of operations, shutdown, or partial to total divestiture. The Company is presently operating the Avure segment on a diminished scale.

If a sale of Avure were consummated, the Company would apply the net proceeds to the repayment of the Credit Agreement and would recognize a loss on unrealized foreign currency translation adjustments included in Accumulated Other Comprehensive Income on the Condensed Consolidated Balance Sheet. The debit balance of the Avure unrealized foreign currency translation adjustments at October 31, 2003 was $6.6 million. The ultimate loss on disposal would be determined at the time of sale and would be based on the then carrying value of Avure, as well as the amount of unrealized foreign currency translation adjustments.

4.	Discontinued Operations

At April 30, 2003, the Company reported one of its subsidiaries as a discontinued operation. This wholly owned subsidiary of the Company was involved in the decommissioning of oil wells. On May 16, 2003, the

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Six Months Ended October 31, 2003

(unaudited)

Company consummated the sale of the subsidiary’s assets, recording proceeds of $1.8 million and a gain on the sale of $650,000, and retains no future interest in the subsidiary. The Company segregated this subsidiary’s assets as assets of discontinued operations on the April 30, 2003 Consolidated Balance Sheet and presented the subsidiary’s results of operations as discontinued operations, net of applicable taxes, on the Condensed Consolidated Statement of Operations for the three and six months ended October 31, 2003 and 2002. The subsidiary had no significant liabilities. The results of discontinued operations, for the three and six months ended October 31, 2003 and 2002, are summarized below (in thousands):

	Three Months Ended October 31,
	2003	2002
Net Sales	$—	$410
Income Before Tax	—	10
Net Income	—	7

	Six Months Ended October 31,
	2003	2002
Net Sales	$—	$853
(Loss) Income Before Tax	(124)	143
Net (Loss) Income	(124)	94

5.	Loss Per Share and Stock-Based Compensation

Basic earnings per share represents net income (loss) available to common shareholders divided by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share represents net income (loss) available to common shareholders divided by the weighted average number of shares outstanding including the potentially dilutive impact of stock options and warrants, except when the effect of their inclusion would be anti-dilutive.

The effect of all stock options and a total of 860,000 potentially dilutive shares from warrants have been excluded from the diluted weighted average share denominator for both the three and six months ended October 31, 2003 and 2002, as their effect would be anti-dilutive.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Six Months Ended October 31, 2003

(unaudited)

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards No. 123 (“FAS 123”), “Accounting for Stock Based Compensation” to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended October 31,		Six Months Ended October 31,
	2003	2002	2003	2002
Net loss, as reported	$(3,270)	$(8,858)	$(10,441)	$(12,838)
Add: Stock compensation under APB 25 included in net loss, net of related tax effects	31	—	106	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax related effects	(122)	(233)	(303)	(573)

Pro forma net loss	$(3,361)	$(9,091)	$(10,638)	$(13,411)

Loss per share—basic and diluted:
As reported	$(.21)	$(.58)	$(.68)	$(.84)
Pro forma	$(.22)	$(.59)	$(.69)	$(.87)

To determine compensation expense under FAS 123, the Company used the following assumptions:

	2003	2002
Risk-free interest rates	3.7%	3.7%
Expected lives	Six years	Six years
Expected dividend yields	0%	0%
Expected volatility	61.1%	58.9%

6.	Segment Information

The Company analyzes its operations based on two reportable segments, Flow Waterjet Systems and Avure. The Flow Waterjet Systems segment includes cutting and cleaning operations, which are focused on providing total solutions for the aerospace, automotive, job shop, surface preparation and paper industries. The Avure segment includes the Fresher Under Pressure® food processing technology, as well as the isostatic and flexform press (“General Press”) operations. The Fresher Under Pressure technology provides food safety and quality enhancement solutions for food producers, while the General Press business manufactures systems which shape and strengthen advanced materials for the aerospace, automotive and medical industries. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies included in the Company’s April 30, 2003 Annual Report filed with the Securities and Exchange Commission on Form 10-K. Segment operating results are measured on income (loss) from operations.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Six Months Ended October 31, 2003

(unaudited)

A summary of operations by reportable segment is as follows (in thousands):

	Three Months Ended October 31,
	2003	2002
Revenues
Flow Waterjet Systems	$33,041	$34,302
Avure Technologies	10,648	7,499

	$43,689	$41,801

Operating Income (Loss)
Flow Waterjet Systems	$682	$1,480
Avure Technologies	(504)	(2,542)

	$178	$(1,062)

	Six Months Ended October 31,
	2003	2002
Revenues
Flow Waterjet Systems	$66,530	$65,160
Avure Technologies	14,341	16,675

	$80,871	$81,835

Operating Income (Loss)
Flow Waterjet Systems	$332	$(1,117)
Avure Technologies	(3,708)	(3,523)

	$(3,376)	$(4,640)

Inter-segment sales from Flow Waterjet Systems to Avure Technologies amounted to $264,000 and $2.5 million for the three months ended October 31, 2003 and 2002, respectively, and $407,000 and $2.7 million for the six months ended October 31, 2003 and 2002, respectively.

7.	Receivables

Receivables consist of the following (in thousands):

	October 31, 2003	April 30, 2003
Trade Accounts Receivable	$26,625	$31,107
Unbilled Revenues	12,149	8,512

	38,774	39,619
Less Allowance for Doubtful Accounts	5,250	5,019

	$33,524	$34,600

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Six Months Ended October 31, 2003

(unaudited)

8.	Inventories

Inventories consist of the following (in thousands):

	October 31, 2003	April 30, 2003
Raw Materials and Parts	$17,212	$22,658
Work in Process	10,225	10,859
Finished Goods	8,439	11,702

	35,876	45,219
Less Provision for Slow-Moving and Obsolete Inventories	2,968	4,336

	$32,908	$40,883

9.	Income Taxes

Due to a recent history of losses and uncertainty of future earnings, the Company has provided a full valuation allowance against its domestic net operating losses and certain foreign net operating losses. Further, the Company has also placed a valuation allowance against certain other deferred tax assets based on the expected reversal of such deferred tax assets and liabilities. The domestic net operating losses can be carried forward 20 years to offset domestic profits in future periods.

10.	Notes Payable and Long-Term Obligations

As discussed on Note 2, at October 31, 2003, the Company was in compliance with all of its financial covenants with its senior and subordinated lenders under the Credit Agreement and the Note Amendment.

The Company has two unsecured credit facilities in Taiwan to fund the construction of its new manufacturing facility there. The total availability under these facilities is 120 million New Taiwanese Dollars ($3.5 million) and the facilities bear interest at the rate of 2% per annum. The credit facilities mature in one to three months and can be extended for multiple 30 day periods, as needed. At October 31, 2003, the balance outstanding amounts to $2.6 million. The Company expects the facilities will be adequate to fund its remaining commitments on the buildings of $900,000. The Company believes that it will be able to successfully convert the unsecured lines of credit to permanent long-term loan facilities upon completion of the building.

11.	Warranty Obligations

The Company’s estimated obligations for warranty are accrued concurrently with the revenue recognized. The Company makes provisions for its warranty obligations based upon historical costs incurred for such obligations adjusted, as necessary, for current conditions and factors. Due to the significant uncertainties and judgments involved in estimating the Company’s warranty obligations, including changing product designs and specifications, the ultimate amount incurred for warranty costs could change in the near term from the current estimate.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Six Months Ended October 31, 2003

(unaudited)

The following table shows the fiscal 2004 year-to-date activity for the Company’s warranty accrual (in thousands):

Accrued warranty balance as of April 30, 2003	$1,073
Accruals for warranties on fiscal 2004 year-to-date sales	432
Accruals related to pre-existing warranties (including changes in estimates)	23
Warranty labor and materials provided fiscal 2004 year-to-date	(465)

Accrued warranty balance as of October 31, 2003	$1,063

12.	New Accounting Pronouncements

On May 15, 2003, the FASB issued Statement of Financial Accounting Standard No. 150 (“FAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. FAS 150 requires certain financial instruments that, under previous guidance, issuers could account for as equity, be classified as liabilities in statements of financial position. Most of the guidance in FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted FAS 150 during the quarter ended October 31, 2003 without any impact on its reported financial position, results of operations or cash flows.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company prospectively adopted EITF Issue No. 00-21 during the quarter ended October 31, 2003 and recorded an additional $952,000 of revenue and $512,000 of cost of sales related to delivery of product to customers, all of which would have been deferred until installation under the previous accounting guidance. This change currently affects only two locations of the Company’s Waterjet Systems segment.

13.	Commitments and Contingencies

At any time, the Company may be involved in certain legal proceedings. As of October 31, 2003, the Company has accrued its estimate of the probable costs for the resolution of these claims. This estimate has been developed in consultation with outside legal counsel and is based upon an analysis of potential outcomes, assuming a combination of litigation and settlement strategies. The Company does not believe these proceedings will have a material adverse effect on its consolidated financial position. However, it is possible that future results of operations or cash flows for any particular quarterly or annual period could be materially affected by changes in the Company’s assumptions, or the effectiveness of its strategies, related to these proceedings.

In July 2000, the Company committed $5.0 million to fund the construction of a new manufacturing facility for its Taiwanese operations. As of October 31, 2003, the Company has spent $4.4 million and has a remaining commitment of $900,000, which will be funded during the third quarter, through two unsecured lines of credit from Taiwanese banks. The Company believes that it will be able to successfully convert the unsecured lines of credit to permanent long-term loan facilities upon completion of the building.

In fiscal 2003, the Company entered into a $12.9 million contract for delivery of three presses to the Chinese government. The Company has received a 15% down payment and letters of credit for the remaining

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Six Months Ended October 31, 2003

(unaudited)

85% of the contract value. The Company is subject to foreign currency fluctuations during the build cycle of the project. To date, the weakening dollar versus the Swedish Krona has resulted in an approximate reduction of $1.0 million in anticipated profit.

During fiscal 2003, the Company was required to repurchase a previously sold industrial press from a bankrupt customer and received the returned press in June 2003. The total obligation recorded at April 30, 2003 was $3.9 million. The press is included in Other Current Assets at its estimated net realizable value and the repurchase obligation is included in Other Current Liabilities on the October 31, 2003 Condensed Consolidated Balance Sheet. In May 2003, the Company entered into an agreement to sell the above-described industrial press to an unrelated third party with expected delivery and installation in April 2004. In fiscal 2003, the Company recorded $760,000 of accrued loss on this transactions and does not anticipate recognizing any further loss.

The Company has been notified by the pension plan administrator of its Swedish pension plan that it may be required to fund a portion of its accrued but unfunded pension obligation of $2.9 million based on the financial performance of the Company. The amount of the potential funding is unknown and the Company is currently investigating this contingency.

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

Safe Harbor Statement:

Statements made in this quarterly report on Form 10-Q that are not historical facts are forward-looking statements that involve risks and uncertainties. Forward-looking statements typically are identified by the use of such terms as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “plan” and similar words, although some forward-looking statements are expressed differently. You should be aware that our actual results could differ materially from those contained in any forward-looking statement due to a number of factors, which include, but are not limited to the following: the special risk factors and uncertainties set forth below; the anticipation a new long term credit facility will be in place prior to the filing of our annual report on Form 10-K for the period ended April 30, 2004; our belief that the existing cash and credit facilities at October 31, 2003 are adequate to fund our operations through July 31, 2004 and that if the Company fails to achieve its planned revenues, costs and working capital objectives, management has the ability to curtail capital expenditures and reduce costs to levels that will be sufficient to enable the Company to meet its cash requirements and debt covenants through July 31, 2004; our exposure to additional costs relating to our Restructuring Plan, including the disposition or shut down, if necessary, of our Avure business or the risk that we will not achieve significant cost savings as a result of the Restructuring Plan; risks related to a potential failure to realize anticipated benefits in connection with the liquidation of inventories and other assets of operations or product lines to be discontinued; the belief that timing issues associated with payment of accounts receivable will not impact our short term liquidity requirements; our ability to curtail capital expenditures, control costs and expenses; our ability to successfully convert our unsecured lines of credit in Taiwan to permanent long-term loan facilities upon completion of the building construction being undertaken; relations with and performance of suppliers; our ability to successfully develop and sell products in the competitive markets that we serve; access to capital; maintaining satisfactory relationships with our lending partners; political and trade relations; the overall level of consumer spending on capital equipment; global economic conditions and additional threatened terrorist attacks and responses thereto, including war. Additional information on these and other factors that could affect our financial results is set forth below and in our Form 10-K for the year ended April 30, 2003. Finally, there may be other factors not mentioned above or included in our SEC filings that may cause our actual results to differ materially from those in any forward-looking statement. You should not place undue reliance on these forward-looking statements. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments, except as required by federal securities laws.

All references to fiscal years are references to our fiscal year end of April 30.

Special Risk Factors and Uncertainties

Our business has been adversely affected by our overall financial position.    Following the announcement of our loss for the third quarter of fiscal 2003 and continued losses for the fourth quarter of fiscal 2003 as well as losses in the first and second quarters of fiscal 2004, we have experienced some reluctance from certain customers to buy from us. We believe that this may be indicative of fears by customers that we will become unreliable in supplying our products or that our brand image will be harmed. If our customers lose confidence in our ability to supply quality products reliably, our business may be materially harmed. In addition, the willingness of suppliers to do business with us or changes in our trade terms with suppliers could negatively impact future margins and costs.

We had a substantial loss in fiscal 2003 and for the first and second quarters of fiscal 2004 and may continue to incur losses in future periods.    Our net loss for the fiscal year ended April 30, 2003 and for the three and six months ended October 31, 2003 was $70.0 million, $3.3 million and $10.4 million, respectively. As described in this section and the notes to the condensed consolidated financial statements, we have begun to significantly restructure our operations. We believe these restructuring and cost-cutting initiatives as they are implemented will reduce overall spending. If our Restructuring Plan fails to adequately reduce costs, or if our sales are less than we project, we may continue to incur losses in future periods. Continued economic weakness in our served markets may adversely affect our ability to meet our sales projections.

We may default on our loan covenants or we may be unable to obtain new financing under favorable terms.    We are operating under a new Credit Agreement with our senior lenders and an amended Note Agreement with our subordinated lender. The Credit Agreement with our senior lenders expires August 1, 2004. There can be no assurance that we will be able to secure new financing under favorable terms to replace our existing Credit Agreement. The Credit Agreement sets forth specific financial covenants and debt commitment levels to be attained on a quarterly basis. Our subordinated lender has amended the subordinated Note Agreement to mirror the covenants agreed to by the senior lenders. In the event of default, the senior and subordinated lenders (together, the “Lenders”) may limit our ability to borrow funds as needed. Our ability to continue operating depends on the Lenders’ willingness to grant us access to funds. If we are unable to achieve our projected operating results, we may be unable to maintain compliance with the loan covenants and would trigger an event of default with our Lenders. If we are unable to access the necessary funds, our ability to continue operations would be seriously impaired unless we are able to obtain alternative financing from another source. Given our current financial position, obtaining alternative financing upon terms agreeable to our management is unlikely, especially in the short term. In an event of default, the Lenders would be in the position to exercise default remedies which include applying a default interest rate and acceleration of payment schedules for our outstanding debt. If the debt were called in such a manner, it is unlikely we would be able to pay off our Lenders and we would be subject to the authority of our Lenders as provided in the Credit Agreement and also in the Note Amendment. Our Lenders may pursue any number of plans to reduce the outstanding debt, including, in certain circumstances, a liquidation of some or all of our assets.

We may be unsuccessful in the implementation of our Restructuring Plan.    Our comprehensive two-year Restructuring Plan began in February 2003 and includes reductions in headcount, consolidation of facilities and operations, and closure or divestiture of selected operations. The Restructuring Plan affects roughly half of our locations and reduces the total square footage occupied by nearly half. We anticipate that headcount will be reduced by more than 25%. We have begun consolidating the production of our shapecutting products from our European facilities to our North American facilities and standardizing shapecutting products between the European, North American and Asian markets. As with any restructuring, there are numerous risks that could affect the success of the restructuring, including those mentioned below.

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

We may be unable to satisfy our subordinated obligations through operations.    Our $35 million subordinated Note Agreement mature in two installments of $17.5 million each on April 30, 2007 and 2008. In addition, our subordinated lender has agreed to defer and capitalize the semi-annual interest remittances due from April 30, 2003 through April 30, 2004, which total $7.9 million, less a $1.0 million paydown remitted concurrent with the signing of the note amendment, as a component of the principal balance outstanding. This unpaid interest accrues interest at the rate of 15% and will increase the obligation to the subordinated lender. In order to satisfy these obligations, we may be required to enter into transactions which could be highly dilutive to current shareholders.

Current Events

Lenders.    On July 28, 2003, we signed a new Credit Agreement, with our senior lenders, effective April 30, 2003. The Credit Agreement provides for an initial revolving credit facility of up to $62.0 million. Concurrent with the signing of the Credit Agreement, we remitted $1.5 million to the senior lenders as a paydown of principal and as a permanent reduction of the available credit to $60.5 million. The maximum amount that can be borrowed is calculated based on certain debt covenants and the total credit facility reduces quarterly to a maximum of $51.0 million ($49.5 million after the permanent reduction) prior to August 1, 2004, the expiration date of the facility. The reductions are as follows:

Date	Maximum Borrowing	Maximum Borrowing After Permanent Reduction
July 31, 2003	$62,000,000	$60,500,000
October 31, 2003	$60,000,000	$58,500,000
January 31, 2004	$53,000,000	$51,500,000
April 30, 2004	$51,000,000	$49,500,000

At October 31, 2003, the balance outstanding under the Credit Agreement was $47.0 million. The balance outstanding is shown under Current Portion of Long-Term Debt, as the maturity date is less than one year from the October 31, 2003 balance sheet date. The debt is collateralized by security interests in our domestic assets and certain foreign assets and interests in our subsidiaries’ stock.

We make use of our credit facility to fund our operations. Interest rates under the Credit Agreement are at the senior lenders’ prime rate as adjusted from time to time (4.00% at October 31, 2003) plus 4%. We pay a quarterly commitment fee of ¼ of 1% (25 basis points) of the then total commitment. We also pay a quarterly letter of credit fee equal to 5% per annum of the amount available to be drawn under each outstanding letter of credit. The Credit Agreement provides for a maximum amount of $5.0 million in outstanding letters of credit which reduces our credit availability. At October 31, 2003, we have $1.3 million in outstanding letters of credit. We are in compliance with all covenants of the Credit Agreement at October 31, 2003.

We have begun initial discussions with certain of the senior lenders and other outside parties regarding a new long-term credit facility. We have received early indications of interest from certain of these parties to enter into a new long-term credit facility with us. Although the timing of finalization of a new long-term credit facility is uncertain, we anticipate having the new facility in place before the filing of our annual report on Form 10-K for the year ending April 30, 2004. The completion of this agreement is dependent on concurrence by all parties and is not totally in our control.

On July 28, 2003, we signed a Note Amendment. The Note Amendment provides that Hancock will defer and capitalize the semi-annual interest remittances due from April 30, 2003 through April 30, 2004, which total $7.9 million, less a $1.0 million paydown remitted concurrent with the signing of such Amendment, as a component of the principal balance outstanding. Interest on these deferred and capitalized payments will accrue at 15%. As of October 31, 2003, the deferred and capitalized interest was $4.3 million. We are in compliance with all covenants under the Note Amendment at October 31, 2003.

Restructuring.    We are executing our previously announced Restructuring Plan, which is intended to return us to profitability through reductions in headcount, consolidation of facilities and operations, and closure or divestiture of selected operations. We expect to spend between $11 million and $13 million in the Restructuring

Plan, which will affect several of our locations and will reduce the total square footage occupied by nearly half. We anticipate that headcount will be reduced by more than 25%. We have completed the consolidation of the production of our shapecutting systems from our European facilities to our North American facilities and have made significant progress standardizing shapecutting systems between the European, North American and Asian markets. We believe that these actions will achieve significant cost savings. We spent $2.3 million on restructuring efforts during the six months ended October 31, 2003 which we have funded through current operations. In addition, we spent $3.4 million of capital costs related to the Taiwan building which we funded through operations and through the use of two unsecured lines of credit. We expect to fund the remaining amounts through operations and through the use of our credit facility. In addition, we expect to incur significant non-cash expenses associated with the implementation of the restructuring program. Under current accounting rules, restructuring expenses will generally be recognized in the period they are incurred. We expect that the remaining major Restructuring Plan costs will be incurred in the three months ended January 31, 2004.

As of October 31, 2003, we have received several non-binding offers from potential buyers for Avure; however, no acceptable offer had been received. We continue to evaluate alternative strategies and we are deliberating what course of action we will ultimately take. Options under consideration include continuation of operations in the present form, operations on a diminished scale, suspension of operations, shutdown, or partial to total divestiture. We are presently operating the Avure segment on a diminished scale.

If a sale of Avure were consummated, we would apply the net proceeds to the repayment of the Credit Agreement and would recognize a loss on unrealized foreign currency translation adjustments included in Accumulated Other Comprehensive Income on the Condensed Consolidated Balance Sheet. The debit balance of the Avure unrealized foreign currency translation adjustments at October 31, 2003 was $6.6 million. The ultimate loss on disposal would be determined at the time of sale and would be based on the then carrying value of Avure, as well as the amount of unrealized foreign currency translation adjustments.

Preferred Share Purchase Rights Plan.    During the quarter ended October 31, 2003, we became aware that Special Situation Private Equity Fund, L.P. (the “Fund”) had acquired in excess of 10% of the outstanding common shares of the Company. The Fund would either have had to quickly sell the excess shares or become an “Acquiring Person” and trigger the Company’s Preferred Share Rights Purchase Plan (“Plan”). We were advised that the Fund had (i) purchased the shares for investment purposes and not with a view toward controlling and directing our management and policies and (ii) the Fund was unaware of the 10% threshold. Together with the Fund, we entered into a standstill agreement dated October 29, 2003 providing that the Fund would divest within 12 months a sufficient number of shares so that it would own less than 10% of the outstanding common shares. We also amended the Plan to modify the definition of “Acquiring Person” to exclude certain persons who inadvertently acquire in excess of 10% of our common shares and who enter into a standstill agreement in form and substance which we find satisfactory.

Operational Data as a Percentage of Sales

	Three Months Ended October 31,		Six Months Ended October 31,
	2003	2002	2003	2002
Revenues	100%	100%	100%	100%
Cost of Sales	64%	65%	64%	66%

Gross Margin	36%	35%	36%	34%

Operating Expenses:
Marketing	14%	19%	16%	20%
Research & Engineering	7%	7%	7%	8%
General & Administrative	12%	11%	14%	11%
Restructuring	2%	—%	3%	—%

	35%	37%	40%	39%

Operating Loss	1%	(2)%	(4)%	(5)%

Interest Expense, net	8%	7%	9%	6%
Other (Income) Expense, net	(1)%	1%	—%	1%

Loss Before Provision for Income Taxes	(6)%	(10)%	(13)%	(12)%
Provision for Income Taxes	1%	11%	1%	3%

Loss Before Discontinued Operations	(7)%	(21)%	(14)%	(15)%
Gain on Sale of Discontinued Operations, Net of Tax	—%	—%	1%	—%
Discontinued Operations, Net of Tax	—%	—%	—%	—%

Net Loss	(7)%	(21)%	(13)%	(15)%

Segment Overview

Dollars in thousands, except per share data	Three months ended October 31, 2003			Three months ended October 31, 2002
	Flow Waterjet Systems	Avure Technologies	Consolidated	Flow Waterjet Systems	Avure Technologies	Consolidated
Revenues	$33,041	$10,648	$43,689	$34,302	$7,499	$41,801
Cost of Sales	21,149	6,993	28,142	21,518	5,559	27,077

Gross Margin	11,892	3,655	15,547	12,784	1,940	14,724

Operating Expenses	11,210	4,159	15,369	11,304	4,482	15,786

Operating Income (Loss)	682	(504)	178	1,480	(2,542)	(1,062)
Interest Expense, Net	1,755	1,666	3,421	1,503	1,326	2,829
Other (Income) Expense, Net	(206)	(312)	(518)	156	342	498

Loss Before (Provision) Benefit for Income Taxes	(867)	(1,858)	(2,725)	(179)	(4,210)	(4,389)
(Provision) Benefit for Income Taxes	(545)	—	(545)	(5,609)	1,133	(4,476)

Loss Before Discontinued Operations	(1,412)	(1,858)	(3,270)	(5,788)	(3,077)	(8,865)
Discontinued Operations, Net of Tax	—	—	—	7	—	7

Net Loss	$(1,412)	$(1,858)	$(3,270)	$(5,781)	$(3,077)	$(8,858)

	Six months ended October 31, 2003			Six months ended October 31, 2002
	Flow Waterjet Systems	Avure Technologies	Consolidated	Flow Waterjet Systems	Avure Technologies	Consolidated
Revenues	$66,530	$14,341	$80,871	$65,160	$16,675	$81,835
Cost of Sales	42,028	9,840	51,868	43,323	11,035	54,358

Gross Margin	24,502	4,501	29,003	21,837	5,640	27,477

Operating Expenses	24,170	8,209	32,379	22,954	9,163	32,117

Operating Income (Loss)	332	(3,708)	(3,376)	(1,117)	(3,523)	(4,640)
Interest Expense, Net	3,486	3,281	6,767	2,664	2,339	5,003
Other Expense (Income), Net	75	(256)	(181)	367	452	819

Loss Before (Provision) Benefit for Income Taxes	(3,229)	(6,733)	(9,962)	(4,148)	(6,314)	(10,462)
(Provision) Benefit for Income Taxes	(1,005)	—	(1,005)	(4,297)	1,827	(2,470)

Loss Before Discontinued Operations	(4,234)	(6,733)	(10,967)	(8,445)	(4,487)	(12,932)
Discontinued Operations, Net of Tax	526	—	526	94	—	94

Net Loss	$(3,708)	$(6,733)	$(10,441)	$(8,351)	$(4,487)	$(12,838)

Revenue Summary:

Dollars in thousands	Three months ended October 31,			Six months ended October 31,
	2003	2002	% Change	2003	2002	% Change
Segment breakdown:
Flow Waterjet Systems:
Systems	$20,904	$21,969	(5)%	$41,847	$40,872	2%
Consumable parts and services	12,137	12,333	(2)%	24,683	24,288	2%

Total	33,041	34,302	(4)%	66,530	65,160	2%
Avure Technologies:
Fresher Under Pressure	3,716	2,598	43%	4,410	6,597	(33)%
General Press	6,932	4,901	41%	9,931	10,078	(1)%

Total	10,648	7,499	42%	14,341	16,675	(14)%

	$43,689	$41,801	5%	$80,871	$81,835	(1)%

Geographic breakdown:
United States	$23,417	$22,472	4%	$43,756	$45,317	(3)%
Rest of Americas	3,901	4,104	(5)%	7,500	8,439	(11)%
Europe	10,934	9,618	14%	19,405	18,780	3%
Asia	5,437	5,607	(3)%	10,210	9,299	10%

	$43,689	$41,801	5%	$80,871	$81,835	(1)%

Results of Operations

We provide ultrahigh-pressure (“UHP”) systems and related products and services to a wide variety of industries. We have two reportable segments, Flow Waterjet Systems (“Waterjet Systems”) and Avure Technologies (“Avure”).

Three and Six Months Ended October 31, 2003 Compared to Three and Six Months Ended October 31, 2002

Revenues

Flow Waterjet Systems.    The Flow Waterjet Systems segment includes cutting and cleaning operations, which are focused on providing total solutions for the aerospace, automotive, job shop, surface preparation (cleaning) and paper industries. For the three months ended October 31, 2003, Flow Waterjet Systems revenue of $33.0 million decreased $1.3 million or 4% as compared to the prior year. This decline resulted from reduced domestic shapecutting system sales of $1.6 million or 20% as customers are still waiting for stronger signs of economic recovery prior to committing capital resources. This decline in domestic revenues was offset in part by an expansion of our cutting cell applications to non-automotive customers as well as an improvement in demand in the domestic automotive and aerospace sectors. As a result, we recorded a $489,000 or 3% domestic revenue decrease over the prior year same quarter. For the six months ended October 31, 2003, domestic Waterjet Systems revenues were up 5% or $1.6 million as expansion of our cutting cell applications to non-automotive customers as well as an improvement in demand in the domestic automotive and aerospace sectors outweighed the decline in domestic shapecutting sales.

Outside the United States, Waterjet Systems revenue experienced decreases across all geographic markets served as compared to the prior year same period for an overall 5% or $773,000 decrease. These decreases were driven by weaker system sales than in the prior year same quarter. For the six months ended October 31, 2003, international Waterjet Systems revenues were down $214,000 or 1% for the reasons noted above.

We also analyze our Waterjet Systems revenues by looking at systems sales and consumables sales. In general, a system sale is comprised of a pump along with the robotics or articulation to move the cutting head, and may also include automation capabilities. Consumables represent parts used by the pump and cutting head during operation. Systems revenues for the three months ended October 31, 2003 were $20.9 million, a $1.1 million or 5% decrease, compared to the prior year same period, due to weaker performance domestically and internationally. Year-to-date systems sales were higher $1.0 million or 2% over the prior year amount due to the stronger fiscal 2004 first quarter results offsetting weaker fiscal 2004 second quarter results. Consumables revenues were $12.1 million for the three months ended October 31, 2003, a $196,000 or 2% decrease, compared to the prior year same period. Domestic spares sales declined $291,000 which offset growth in the rest of the world. As our on-time shipment of spare parts has increased into the upper 90% range, our domestic customers are making fewer large quantity bulk purchases in favor of smaller lower quantity purchases. Thus timing is a factor in the decrease in domestic spares sales, year over year. On a year-to-date basis, consumables were up 2% or $395,000 to $24.7 million primarily on increased consumption outside of the United States.

Avure Technologies.    The Avure segment includes the Fresher Under Pressure® technology as well as isostatic and flexform press (“General Press”) operations. Fresher Under Pressure is focused on providing food safety solutions for food producers, while the General Press business manufactures systems which produce and strengthen advanced materials for the aerospace, automotive and medical industries. For the three months ended October 31, 2003, General Press revenues increased 41% from $4.9 million for the prior year comparable period to $6.9 million, on stronger order volume. The majority of this revenue increase occurred in Europe and, accordingly, net consolidated revenues in Europe are up over the prior year quarter. General Press revenues will vary from quarter to quarter due to the nature of their sales and production cycle. The sales and production cycle on a general press can range from one to four years. Fresher Under Pressure revenues were better by 43% to $3.7 million during the three months ended October 31, 2003, compared to the $2.6 million recorded in the prior comparable period. Subsequent to the quarter-end, we received the first order from a nationally recognized ready-to-eat meat producer for a total of four processing systems, and an option for four additional systems. Historically, sales of food systems have been associated with either a new fresh food offering, such as guacamole, or have been implemented to reduce production costs, such as labor reduction in the processing of shellfish. We believe the ready to eat meat industry represents a significant growth potential for our food business. These orders also represent the first for our new turnkey technology. The benefits of the turnkey system are reduced pressurization and depressurization times, which translate into more cycles per hour and, thus a lower processing cost per pound for the customer. For the six months ended October 31, 2003, Avure revenues declined $2.3 million or 14% from the prior year comparable period primarily related to Fresher Under Pressure.

Cost of Sales and Gross Margins.    Generally, comparison of gross margin rates will vary quarter to quarter depending on the mix of sales, which includes special system, standard system and consumables sales. Gross margin for the quarter amounted to $15.5 million or 36% of revenues higher than the prior year quarter’s $14.7 million or 35% of revenues. Our Waterjet Systems segment experienced a margin decline from 37% of revenues for the three months ended October 31, 2002 to 36% for the three months ended October 31, 2003, resulting from reduced overhead absorption in light of lower domestic shapecutting manufacturing. On the other hand, Avure gross margins saw a rebound of 8 percentage points to 34% for the three months ended October 31, 2003 on improved production volumes. For the six months ended October 31, 2003, gross margin amounted to $29.0 million or 36% of revenues compared to gross margin of $27.5 million (34% of revenues) for the six months ended October 31, 2002. The increase in margin dollars and percentage points is a function of the improved throughput in both Waterjet Systems and Avure over the six month period.

Marketing Expenses.    Marketing expenses decreased $1.9 million or 24% and $3.0 million or 18% for the three and six months ended October 31, 2003, respectively, as compared to the prior year same periods. The quarterly decrease stems from costs incurred related to IMTS, a biannual trade show, in the prior year period which were not incurred currently as well as implementation of cost control measures for both segments. For the six months ended October 31, 2003, the decrease is further influenced by charges related to doubtful accounts in the prior year period which were not incurred in the current year. Expressed as a percentage of revenue, marketing expense was 14% for the three months ended October 31, 2003, compared to the prior year same period of 19%. For the six months ended October 31, 2003, marketing expenses amounted to 16% compared to 20% for the comparative prior year period.

Research and Engineering Expenses.    Research and engineering expenses decreased $230,000 or 7% and $739,000 or 11% for the three and six months ended October 31, 2003, respectively, as compared to the prior year same periods. This decrease is related to the timing of research and development work and the improved use of engineers on revenue generating projects. Expressed as a percentage of revenue, research and engineering expenses were 7% for both the three months ended October 31, 2003 and 2002. For the six months ended October 31, 2003, research and engineering expenses amounted to 7% compared to 8% for the comparative prior year period.

General and Administrative Expenses.    General and administrative expenses increased $772,000 or 16% and $1.7 million or 18% for the three and six months ended October 31, 2003, as compared to the prior year same periods. This increase is the result of higher costs of doing business as a public company and include increased directors and officers liability insurance as well as higher consulting costs related to valuation and other special projects. Expressed as a percentage of revenue, general and administrative expenses were 12% and 11% for the three months ended October 31, 2003 and 2002, respectively. For the six months ended October 31, 2003, general and administrative expenses amounted to 14% compared to 11% for the comparative prior year period for the reasons described above.

Restructuring Expenses.    During the three and six months ended October 31, 2003, we incurred $1.0 million and $2.3 million, respectively, of restructuring-related costs, such as severance, lease termination and consultant costs, primarily in Germany and Sweden.

Operating Income (Loss).    We recorded operating income of $178,000 and an operating loss of $1.1 million for the three months ended October 31, 2003 and 2002, respectively. The improvement from operating loss to operating income is primarily the result of improved margins and lower operating expenses across both segments. Our operating loss for the six months ended October 31, 2003 and 2002 amounted to $3.4 million and $4.6 million, respectively. This reduced loss was primarily due to improved gross margins in the Flow Waterjet Systems segment.

Interest and Other (Income) Expense, net.    Current quarter net interest expense of $3.4 million increased $592,000 or 21% versus the prior year same period of $2.8 million due to a higher weighted average cost of capital and fees associated with our new credit facility. Similarly, net interest expense for the six months ended October 31, 2003 amounted to $6.8 million as compared to $5.0 million for the six months ended October 31, 2002, a $1.8 million or 35% increase. During the current quarter and six month period, we recorded Other Income, Net of $518,000 and $181,000, respectively, based on a weaker dollar which has positively impacted our foreign transactions as compared to the prior year period when the dollar was stronger and negatively impacted foreign transaction settlements. As the dollar has continued to weaken, this has also caused other changes in our balance sheet, including an increase to our goodwill due to the translation from foreign currencies.

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

Net Loss.    Our consolidated net loss in the second quarter of fiscal 2003 amounted to $3.3 million, or $.21 basic and diluted loss per share as compared to a net loss of $8.9 million, or $.58 basic and diluted loss per share in the prior year same period, which is inclusive of $5.6 million in charges associated with the write-off of deferred tax assets. Flow Waterjet Systems reported a net loss of $1.4 million versus net loss of $5.8 million in the comparable prior year period. We have used internally developed estimates to determine the allocation of operating expenses from the consolidated operations to Avure’s results of operations, which approximate $300,000 per quarter. Based on these estimates, the net loss for Avure was $1.9 million in the second quarter of fiscal 2003 compared to a net loss of $3.1 million in the prior year same quarter. Consolidated net loss for the six months ended October 31, 2003 was $10.4 million or $.68 per basic and diluted share as compared to a net loss of $12.8 million or $.84 per basic and diluted share in the comparable prior year period. Flow Waterjet Systems accounted for $3.7 million of the fiscal 2004 year-to-date net loss while Avure’s net loss was $6.7 million. During the six months ended October 31, 2002, Flow Waterjet Systems and Avure contributed a net loss of $8.4 million and $4.5 million, respectively. In the event of a divestiture of Avure, Waterjet Systems would have to bear the quarterly charge of $300,000 of previously allocated operating expenses.

Liquidity and Capital Resources

We generated $11.5 million of cash from operating activities during the six months ended October 31, 2003 compared to a use of cash of $9.6 million for the six months ended October 31, 2002. The improvement in cash flow resulted primarily from our overall reduction in current assets, including receivables and inventory, as well as an increase in customer advances, offset in part by decreases in other current liabilities.

Net receivables are comprised of trade accounts and unbilled revenues. At October 31, 2003, the net receivables balance decreased $1.1 million or 3% from April 30, 2003. The decrease in net receivables stemmed from the reduction in trade receivables from $31.1 million at April 30, 2003 to $26.6 million at October 31, 2003, a $4.5 million or 14% decrease. This decrease is the result our continued focus on collections and credit practices. The decrease in trade receivables was offset by a $3.6 million or 43% increase in unbilled revenues from $8.5 million at April 30, 2003 to $12.1 million at October 31, 2003 on stronger General Press percentage of completion revenue. Unbilled revenues can fluctuate due to the scheduling of production and achievement of certain billing milestones. The increase in unbilled revenues is consistent with our expectations based on the factors above. Receivables can be negatively affected by the traditionally longer payment cycle outside the United States and the timing of billings and payments on large special system orders. We do not believe these timing issues will present a material adverse impact on our short-term liquidity requirements. A significant portion of unbilled receivables relates to equipment and systems accounted for on a percentage of completion basis. Because of the lead-time to build and deliver such equipment, ultimate collection of such accounts can be subject to changing customer business and economic conditions.

Inventories, net at October 31, 2003 decreased $8.0 million or 20% from April 30, 2003 due to our strategy to convert inventories to cash in the short term by their sale or disposition. Gross inventories decreased $9.3 million or 21% offset by a reduction of $1.4 million or 32% in the obsolescence reserve as we scrapped some of our obsolete parts and returned surplus parts to vendors.

Our future cash commitments include our Restructuring Plan which currently calls for cash expenditures of between $11 million and $13 million. We anticipate funding our restructuring commitments within our existing credit facilities as well as with our cash on hand. We committed $5 million to fund the construction of a new manufacturing facility for our Taiwanese operations in July 2000. As of October 31, 2003, we have spent $4.4 million and have a remaining commitment of $900,000, which will be funded during the third quarter via two unsecured lines of credit with Taiwanese banks. We intend to convert the unsecured lines of credit to permanent long-term loan facilities upon completion of the building.

Our credit agreements are our primary source of external funding. On July 28, 2003, we entered into the Credit Agreement with our senior lenders, effective April 30, 2003. This new senior credit facility provides for a revolving credit facility of up to $62.0. Concurrent with the signing of the Credit Agreement, we remitted $1.5 million to the senior lenders as a paydown of principal and as a permanent reduction of the available credit to $60.5 million. The maximum amount that can be borrowed is calculated based on certain debt covenants and the total credit facility reduces quarterly to a maximum of $51.0 million ($49.5 million after the permanent reduction) prior to August 1, 2004, the expiration date of the facility. The reductions are as follows:

Date	Maximum Borrowing	Maximum Borrowing After Permanent Reduction
July 31, 2003	$62,000,000	$60,500,000
October 31, 2003	$60,000,000	$58,500,000
January 31, 2004	$53,000,000	$51,500,000
April 30, 2004	$51,000,000	$49,500,000

At October 31, 2003, the balance outstanding under the Credit Agreement was $47.0 million. The balance outstanding is shown under Current Portion of Long-Term Debt, as the maturity date is less than one year from the October 31, 2003 balance sheet date. Interest rates under the Credit Agreement are at the senior lenders’ prime rate as adjusted from time to time (4.00% at October 31, 2003) plus 4%. As of October 31, 2003, we are in compliance with all covenants under the Credit Agreement.

We have begun initial discussions with certain of the senior lenders and other outside parties regarding a new long-term credit facility. We received early indications of interest from certain of these parties to enter into a new long-term credit facility with us. Although the timing of finalization of a new long-term credit facility is uncertain, we anticipate having the new facility in place before the filing of our annual report on Form 10-K for the year ending April 30, 2004. The completion of this agreement is dependent on concurrence by all parties and is not totally in our control.

We also amended, as of April 30, 2003, our subordinated Note Agreement to coincide with the new credit agreement with our senior lenders. The subordinated lender has agreed to defer and capitalize the semi-annual interest remittances due from April 30, 2003 through April 30, 2004. This capitalized interest accrues at the rate of 15% and totals $7.9 million, less a $1.0 million paydown remitted concurrent with the signing of the note amendment, which will increase the outstanding principal balance. As of October 31, 2003, the deferred and capitalized interest was $4.3 million. Prior to signing these agreements, we were in default of our debt covenants. We are in compliance with the amended covenants as of October 31, 2003.

We have incurred losses during the last two fiscal years ended April 30, 2003 as well as for the three and six months ended October 31, 2003. In February 2003, we announced a comprehensive two-year restructuring plan intended to return the Company to profitability through reductions in headcount, consolidation of facilities and operations, and closure or divestiture of selected operations. We have been able to satisfy our needs for working capital and capital expenditures, due in part to our ability to access adequate financing arrangements. We expect that operations will continue, with the realization of assets and discharge of liabilities in the ordinary course of business. Compliance with future debt covenants requires us to meet our operating projections, which include achieving certain revenues, costs, consistent operating margins, and working capital targets.

We believe that our existing cash and credit facilities at October 31, 2003 are adequate to fund our operations through July 31, 2004. However, demand for our products and timing of cost reductions are difficult to project. In addition, our restructuring initiatives may have unanticipated effects on our business. If we fail to achieve our planned revenues, costs and working capital objectives, management believes we have the ability to curtail further capital expenditures and reduce costs to levels that will be sufficient to enable us to meet our cash requirements and debt covenants through July 31, 2004.

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

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We prospectively adopted EITF Issue No. 00-21 during the quarter ended October 31, 2003 and recorded an additional $952,000 of revenue and $512,000 of cost of sales related to delivery of product to customers, all of which would have been deferred until installation under the previous accounting guidance. This change currently affects only two locations of our Waterjet Systems segment.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk during the three months ended October 31, 2003. For additional information, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations as presented in the Form 10-K for the year ended April 30, 2003, as filed with the SEC.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of October 31, 2003, our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of October 31, 2003, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Change in Internal Control Over Financial Reporting

During the period covered by this report, we appointed a Chief Financial Officer. In addition, we implemented our corporate enterprise resource planning software at two of our locations. Our management’s strategy is to implement this software at the remaining three locations not currently on this platform to afford greater consistency in reporting and stronger internal controls. There have been no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company held its 2003 Annual Meeting of Shareholders on September 23, 2003. At the meeting, one director, Jan K. VerHagen, was elected to a one-year term ending with the 2004 Annual Meeting of Shareholders receiving 13,875,584 votes in favor with 155,353 votes withheld. One director, Daniel J. Evans, was elected to a two-year term ending with the 2005 Annual Meeting of Shareholders receiving 13,865,968 votes in favor with 164,969 votes withheld. Three directors, Stephen R. Light, Richard P. Fox, and Kenneth M. Roberts, were elected to three-year terms ending with the 2006 Annual Meeting of Shareholders receiving, respectively, 13,870,145, 13,855,095, and 13,855,000 votes in favor with 160,792, 175,842, and 175,937 votes withheld, respectively. Directors continuing in their current capacity are: Ronald. D. Barbaro, Kathryn L. Munro, Arlen I. Prentice, J. Michael Ribaudo and Sandra F. Rorem.

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

The Company filed a Form 8-K dated October 24, 2003 announcing that it had appointed Stephen D. Reichenbach as Vice President and Chief Financial Officer.

The Company filed a Form 8-K dated October 29, 2003 announcing that it had amended its Preferred Share Purchase Rights Plan (the “Plan”) and the Rights issued pursuant to the Plan, first adopted by the company on June 7, 1990 and amended and restated as of September 1, 1999.

The Company filed a Form 8-K dated December 1, 2003 announcing that it had issued a press release posting second quarter fiscal 2004 results.

FLOW INTERNATIONAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOW INTERNATIONAL CORPORATION

Date:	December 15, 2003	/s/ STEPHEN R. LIGHT
Stephen R. Light President and Chief Executive Officer (Principal Executive Officer)

Date:	December 15, 2003	/s/ STEPHEN D. REICHENBACH
Stephen D. Reichenbach Chief Financial Officer (Principal Financial Officer)