Form 10-Q
period 2004-01-31
FLOW INTERNATIONAL CORP
filed 2004-03-16
CIK 713002

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2004

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

The number of shares outstanding of common stock, as of March 8, 2004 is 15,358,759 shares.

FLOW INTERNATIONAL CORPORATION

FLOW INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; in thousands, except share amounts)

	January 31, 2004	April 30, 2003
ASSETS
Current Assets:
Cash and Cash Equivalents	$16,369	$15,045
Receivables, Net	32,143	34,600
Inventories, Net	29,297	40,883
Deferred Income Taxes	1,130	957
Assets of Discontinued Operations	—	1,191
Other Current Assets	7,550	7,464

Total Current Assets	86,489	100,140
Property and Equipment, Net	14,484	12,987
Patents and Other Intangible Assets, Net	11,916	11,866
Goodwill	10,891	10,141
Other Assets	8,087	11,130

	$131,867	$146,264

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Notes Payable	$4,417	$4,610
Current Portion of Long-Term Obligations	45,037	23
Accounts Payable	12,301	12,250
Accrued Payroll and Related Liabilities	6,368	4,512
Other Accrued Taxes	1,748	58
Deferred Revenue	1,884	4,803
Customer Advances	12,370	5,159
Other Accrued Liabilities	13,933	19,499

Total Current Liabilities	98,058	50,914
Long-Term Obligations	32,416	83,775
Other Long-Term Liabilities	4,187	3,791

Total Liabilities	134,661	138,480

Commitments and Contingencies

Minority Interest	2,315	2,325

Shareholders’ (Deficit) Equity
Series A 8% Convertible Preferred Stock – $.01 par value, 1,000,000 shares authorized, none issued	—	—
Common Stock - $.01 par value, 29,000,000 shares authorized, 15,358,759 shares outstanding at January 31, 2004 and at April 30, 2003	154	154
Capital in Excess of Par	56,234	55,869
Accumulated Deficit	(52,386)	(40,806)
Accumulated Other Comprehensive Loss	(9,111)	(9,758)

Total Shareholders’ (Deficit) Equity	(5,109)	5,459

	$131,867	$146,264

See Accompanying Notes to

Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share data)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2004	2003	2004	2003
Revenues	$42,382	$30,546	$123,253	$112,381

Cost of Sales	25,813	31,013	77,681	85,371

Gross Margin	16,569	(467)	45,572	27,010

Expenses:
Sales and Marketing	6,531	10,827	19,766	27,047
Research and Engineering	2,974	3,696	8,863	10,324
General and Administrative	5,697	7,357	16,650	16,626
Restructuring	1,312	—	3,614	—
Goodwill Impairment	—	7,145	—	7,145

	16,514	29,025	48,893	61,142

Operating Income (Loss)	55	(29,492)	(3,321)	(34,132)

Interest Expense, Net	3,009	3,198	9,776	8,201
Other (Income) Expense, Net	(2,590)	3,233	(2,771)	4,052

Loss Before Provision for Income Taxes	(364)	(35,923)	(10,326)	(46,385)

Provision for Income Taxes	(775)	(5,312)	(1,780)	(7,831)

Loss Before Discontinued Operations	(1,139)	(41,235)	(12,106)	(54,216)

Discontinued Operations, Net of Tax	—	(384)	526	(241)

Net Loss	$(1,139)	$(41,619)	$(11,580)	$(54,457)

Basic and Diluted Loss Per Share:
Loss Before Discontinued Operations	$(.07)	$(2.68)	$(.78)	$(3.53)
Effect of Discontinued Operations, Net of Tax	—	(.03)	.03	(.02)

Net Loss	$(.07)	$(2.71)	$(.75)	$(3.55)

Weighted Average Shares Used in Computing Basic and Diluted Loss Per Share
Basic	15,359	15,359	15,359	15,345
Diluted	15,359	15,359	15,359	15,345

See Accompanying Notes to

Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Nine Months Ended January 31,
	2004	2003
Cash Flows from Operating Activities:
Net Loss	$(11,580)	$(54,457)
Adjustments to Reconcile Net Loss to Cash Provided by (Used In) Operating Activities:
Depreciation and Amortization	4,817	7,638
Gain on Sale of Discontinued Operations	(650)	—
Gain on Sale of Equity Securities	(2,618)	—
Deferred Taxes	310	7,095
Goodwill Impairment	—	7,145
Loss on Valuation of Operating Assets	—	8,052
Provision for Losses on Trade Accounts Receivable	187	3,269
Provision for Losses on Inventory	—	3,272
Other Non-Cash Items	1,169	884

	(8,365)	(17,102)

Decrease in Receivables	3,045	18,966
Decrease (Increase) in Inventory	12,625	(6,085)
Decrease (Increase) in Other Operating Assets	389	(1,257)
Increase (Decrease) in Customer Advances	6,539	(6,542)
(Decrease) Increase in Other Operating Liabilities	(1,037)	2,522

Cash Provided by (Used in) Operating Activities	13,196	(9,498)

Cash Flows from Investing Activities:
Expenditures for Property and Equipment	(5,009)	(3,635)
Proceeds from Sale of Property and Equipment	—	2,769
Proceeds from Sale of Discontinued Operations	1,837	—
Proceeds from Sale of Equity Securities	3,275	—
Other	354	—

Cash Provided by (Used in) Investing Activities	457	(866)

Cash Flows from Financing Activities:
(Repayments) Borrowings under Line of Credit Agreements, Net	(12,389)	11,421
Payments of Long-Term Obligations, Net	(880)	(4,856)
Proceeds from Issuance of Common Stock	—	428

Cash (Used In) Provided by Financing Activities	(13,269)	6,993

Effect of Changes in Exchange Rates	940	2,850

Increase (Decrease) in Cash and Cash Equivalents	1,324	(521)
Cash and Cash Equivalents at Beginning of Period	15,045	7,120

Cash and Cash Equivalents at End of Period	$16,369	$6,599

Supplemental Disclosure of Noncash Financing Activity

Conversion of Interest Payable to Long-Term Obligations	$5,250	$—

See Accompanying Notes to

Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(unaudited, in thousands)

	Three Months Ended January 31,
	2004	2003
Net Loss	$(1,139)	$(41,619)

Other Comprehensive Income (Loss):
Reclassification Adjustment, Net of Tax	(1,589)	—
Unrealized Gain on Equity Securities Available for Sale, Net of Tax	—	469
Unrealized Gain (Loss) on Cash Flow Hedges, Net of Tax	493	(32)
Cumulative Translation Adjustment	(141)	3,851

Comprehensive Loss	$(2,376)	$(37,331)

	Nine Months Ended January 31,
	2004	2003
Net Loss	$(11,580)	$(54,457)

Other Comprehensive Income:
Reclassification Adjustment, Net of Tax	(809)	—
Unrealized Gain on Equity Securities Available for Sale, Net of Tax	—	663
Unrealized Gain on Cash Flow Hedges, Net of Tax	516	62
Cumulative Translation Adjustment	940	5,081

Comprehensive Loss	$(10,933)	$(48,651)

See Accompanying Notes to

Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended January 31, 2004

(unaudited)

1.	Basis of Presentation

In the opinion of the management of Flow International Corporation (the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring items and accruals necessary to fairly present the financial position, results of operations and cash flows of the Company. These interim financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, and should be read in conjunction with the April 30, 2003 consolidated financial statements included in the Company’s Annual Report filed with the Securities and Exchange Commission on Form 10-K. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company’s financial statements. Actual results may differ from these estimates under different assumptions or conditions. Operating results for the three and nine months ended January 31, 2004 may not be indicative of future results.

2.	Liquidity

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

The Company believes that its existing cash and credit facilities at January 31, 2004 are adequate to fund its operations through July 31, 2004, the expiration of the Company’s credit facility. However, demand for the Company’s products and timing of cost reductions are difficult to project. The Company’s restructuring initiatives may have unanticipated effects on its business. If the Company fails to achieve its planned revenues, costs and working capital objectives, management believes it has the ability to use its existing cash to meet its current requirements and debt covenants through July 31, 2004.

If the Company is unable to comply with the amended debt covenants, and the lenders are unwilling to waive or amend the debt covenants, certain components of the long-term obligations and notes payable would become callable, and the Company would be required to seek alternative financing. There can be no assurance that alternative sources of financing will be available if required or, if available, may not be on satisfactory terms. If the Company is unable to obtain alternative financing on satisfactory terms, it could have a material adverse effect on the Company’s business, and the Company may be required to further curtail capital spending, further reduce expenses, and otherwise modify its planned operations including potentially discontinuing operations. See Note 11 for more information on Notes Payable and Long-Term Obligations.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended January 31, 2004

(unaudited)

3.	Restructuring

The following table summarizes accrued restructuring activity (in thousands):

	Severance Benefits	Facility Exit Costs	Professional Fees	Other	Total
Q1 restructuring charge	$248	$—	$1,100	$—	$1,348
Q1 cash payments	(248)	—	(1,100)	—	(1,348)

Balance, July 31, 2003	—	—	—	—	—
Q2 restructuring charge	201	296	97	360	954
Q2 cash payments	(201)	—	(97)	(133)	(431)
Q2 charge-offs	—	—	—	(227)	(227)

Balance, October 31, 2003	—	296	—	—	296
Q3 restructuring charge	99	492	77	644	1,312
Q3 cash payments	—	(284)	(77)	(160)	(521)
Q3 charge-offs	—	(85)	—	(484)	(569)

Balance, January 31, 2004	$99	$419	$—	$—	$518

Since May 2003, the Company has been executing on a plan intended to return it profitability through reductions in headcount, consolidation of facilities and operations, and closure or divestiture of selected operations. The Company incurred over $1.0 million in professional fees associated with the restructuring of its debt on July 29, 2003. The Company further evaluated the workforce and skill levels necessary to satisfy the expected future requirements of the business. As a result, the Company has implemented plans to eliminate redundant positions and realign and modify certain roles based on skill assessments. The Company has recorded restructuring charges of $3.6 million through January 31, 2004, which included $548,000 in employee severance related costs for approximately 48 individuals. The Company has provided notification to an additional 20 associates. However, as these associates are required to perform their job duties through their termination date, the Company has continued to reflect this cost in operating expenses. The fiscal 2004 reductions to-date in the global workforce were made across manufacturing, engineering as well as general and administrative functions within the Company. The Company has also recorded $788,000 of facility exit costs through the nine months ended January 31, 2004 primarily as a result of consolidation of its two Kent facilities into one facility with excess space. Of the total $3.6 million of restructuring charges recorded through January 31, 2004, $3.1 million related to Waterjet Systems and $0.5 million related to Avure Technologies.

The remaining accrued severance costs of $99,000 as of January 31, 2004 will be paid over the next quarter; and the remaining accrued facility exit costs of $419,000, which consist of long-term lease commitments, will be paid primarily over the next several years.

During the quarter the Company terminated its relationship with the Food Partners, LLC, an investment banking firm specializing in the food industry, to develop and implement value-maximizing strategic alternatives for Avure Technologies. Those alternatives included the continuation of operations in the present form, operations on a diminished scale, suspension of operations, shutdown, or a complete or partial divestiture. To date, the Company has not received an acceptable offer for the business. In response, the Company has downsized the business and is continuing the operation of Avure Technologies. Recent contract awards of food and General Press orders will consume available capacity at current manufacturing levels through December 2004. The Company continues to review the best options for this segment.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended January 31, 2004

(unaudited)

4.	Discontinued Operations

At April 30, 2003, the Company reported one of its subsidiaries as a discontinued operation. This wholly owned subsidiary of the Company was involved in the decommissioning of oil wells. On May 16, 2003, the Company consummated the sale of the subsidiary’s assets, recording proceeds of $1.8 million and a gain on the sale of $650,000, and retains no future interest in the subsidiary. The Company segregated this subsidiary’s assets as assets of discontinued operations on the April 30, 2003 Consolidated Balance Sheet and presented the subsidiary’s results of operations as discontinued operations, net of applicable taxes, on the Condensed Consolidated Statement of Operations for the three and nine months ended January 31, 2004 and 2003. The subsidiary had no significant liabilities. The results of discontinued operations, for the three and nine months ended January 31, 2004 and 2003, are summarized below:

	Three Months Ended January 31,
(in thousands)	2004	2003
Net Sales	$—	$319
Loss Before Tax	—	(384)
Net Loss	—	(384)

	Nine Months Ended January 31,
(in thousands)	2004	2003
Net Sales	$—	$1,171
Loss Before Tax	(124)	(241)
Net Loss	(124)	(241)

5.	Sale of Long-Term Assets

In January 2004, the Company sold its investment in marketable securities of WGI Heavy Minerals for $3.3 million and realized a gain of $2.6 million on the transaction which is reflected in Other Income, net on the Consolidated Statement of Operations for the three and nine months ended January 31, 2004. All proceeds were used to pay down outstanding borrowings and permanently reduce the available borrowing capacity of the senior credit facility. In addition, the Company relinquished its seat on the Board of Directors of WGI Heavy Minerals.

In December 2003, the Company received $1.0 million from a customer to prepay a $1.1 million long-term note receivable which the Company had previously discounted to $921,000. The difference of $79,000 was recorded as Other Income, Net.

6.	Loss Per Share and Stock-Based Compensation

Basic earnings (loss) per share represents net income (loss) available to common shareholders divided by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share represents net income (loss) available to common shareholders divided by the weighted average number of shares outstanding including the potentially dilutive impact of stock options and warrants, except when the effect of their inclusion would be anti-dilutive.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended January 31, 2004

(unaudited)

The effect of all stock options and a total of 860,000 potentially dilutive shares from warrants have been excluded from the diluted weighted average share denominator for both the three and nine months ended January 31, 2004 and 2003, as their effect would be anti-dilutive.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards No. 123 (“FAS 123”), “Accounting for Stock Based Compensation” to stock-based employee compensation:

	Three Months Ended January 31,		Nine Months Ended January 31,
(in thousands, except per share data)	2004	2003	2004	2003
Net loss, as reported	$(1,139)	$(41,619)	$(11,580)	$(54,457)
Add: Stock compensation under APB 25 included in net loss, net of related tax effects	135	75	241	101
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax related effects	(216)	(75)	(621)	(248)

Pro forma net loss	$(1,220)	$(41,619)	$(11,960)	$(54,604)

Loss per share – basic and diluted:
As reported	$(.07)	$(2.71)	$(.75)	$(3.55)
Pro forma	$(.08)	$(2.71)	$(.78)	$(3.56)

To determine compensation expense under FAS 123, the Company used the following assumptions:

	Fiscal 2004	Fiscal 2003
Risk-free interest rates	3.62% to 3.7%	3.7%
Expected lives	Six years	Six years
Expected dividend yields	0%	0%
Expected volatility	61.1% to 61.6%	55.4% to 58.9%

7.	Segment Information

The Company analyzes its operations based on two reportable segments, Flow Waterjet Systems and Avure Technologies. The Flow Waterjet Systems segment includes cutting and cleaning operations, which are focused on providing total solutions for the aerospace, automotive, job shop, surface preparation and paper industries. The Avure Technologies segment includes the Fresher Under Pressure® food processing technology, as well as the isostatic and flexform press (“General Press”) operations. The Fresher Under Pressure technology provides food safety and quality enhancement solutions for food producers, while the General Press business manufactures systems which shape and strengthen advanced materials for the aerospace, automotive and medical industries. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies included in the Company’s April 30, 2003 Annual Report filed with the Securities and Exchange Commission on Form 10-K. Segment operating results are measured on income (loss) from operations.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended January 31, 2004

(unaudited)

A summary of operations by reportable segment is as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
(in thousands)	2004	2003	2004	2003
Revenues
Flow Waterjet Systems	$31,329	$30,213	$97,859	$95,373
Avure Technologies	11,053	333	25,394	17,008

	$42,382	$30,546	$123,253	$112,381

Operating Income (Loss)
Flow Waterjet Systems	$(1,731)	$(20,597)	$(1,399)	$(21,714)
Avure Technologies	1,786	(8,895)	(1,922)	(12,418)

	$55	$(29,492)	$ (3,321)	$(34,132)

Inter-segment sales from Flow Waterjet Systems to Avure Technologies amounted to $315,000 and $151,000 for the three months ended January 31, 2004 and 2003, respectively, and $722,000 and $2.9 million for the nine months ended January 31, 2004 and 2003, respectively.

8.	Receivables

Receivables consist of the following:

(in thousands)	January 31, 2004	April 30, 2003
Trade Accounts Receivable	$26,003	$31,107
Unbilled Revenues	11,346	8,512

	37,349	39,619

Less Allowance for Doubtful Accounts	5,206	5,019

	$32,143	$34,600

9.	Inventories

Inventories consist of the following:

(in thousands)	January 31, 2004	April 30, 2003
Raw Materials and Parts	$14,809	$22,658
Work in Process	9,263	10,859
Finished Goods	8,266	11,702

	32,338	45,219

Less Provision for Slow-Moving and Obsolete Inventories	3,041	4,336

	$29,297	$40,883

10.	Income Taxes

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

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended January 31, 2004

(unaudited)

11.	Notes Payable and Long-Term Obligations

The Company is in compliance with all covenants of its senior credit agreement (the “Credit Agreement”) at January 31, 2004. The $41.4 million balance outstanding is shown under Current Portion of Long-Term Debt, as the maturity date of August 1, 2004 is less than one year from the January 31, 2004 balance sheet date. The maximum authorized borrowing at January 31, 2004 is $48.2 million. At April 30, 2004, the maximum authorized borrowing will be $46.2 million. The interest rates in effect under the Credit Agreement for the three months ended January 31, 2004 are at the senior lenders’ prime rate as adjusted from time to time (4.00% at January 31, 2004) plus 4%. At January 31, 2004, the Company has $2.0 million in outstanding letters of credit.

As of January 31, 2004, the balance under the Hancock subordinated debt was $39.3 million, of which $4.3 million represents deferred and capitalized interest. The Company is in compliance with all covenants under the Note Amendment as of January 31, 2004. Assuming no modification to the Hancock subordinated debt agreement, the deferral and capitalization of interest at 15% is expected to continue through April 30, 2004. The agreement calls for two equal principal payments due on April 30, 2007 and April 30, 2008.

The Company has two unsecured credit facilities in Taiwan totaling 120 million New Taiwanese Dollars (US$3.6 million at January 31, 2004), bearing interest at rates ranging from 1.65% to 1.875% per annum. The credit facilities mature in April 2004 and November 2004 and can be extended for successive 30 day periods, as needed. At January 31, 2004, the balance outstanding on these credit facilities amounts to US$3.5 million. The Company has also obtained a secured long-term loan in the amount of 179 million New Taiwanese Dollars (US$5.4 million at January 31, 2004) at an annual rate of 2.58% to finance its recently completed manufacturing facility which may reduce the two unsecured facilities when funded.

The Company has an unsecured credit facility in Sweden totaling 50 million Swedish Krona (US$6.8 million at January 31, 2004), bearing interest at the rate of 4.25% per annum. At January 31, 2004, the balance outstanding amounts to US$4.4 million and this facility expires in December 2004.

12.	Warranty Obligations

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

The following table shows the fiscal 2004 year-to-date activity for the Company’s warranty accrual:

(in thousands)

Accrued warranty balance as of April 30, 2003	$1,073
Accruals for warranties on fiscal 2004 year-to-date sales	640
Accruals related to pre-existing warranties (including changes in estimates)	37
Warranty labor and materials provided fiscal 2004 year-to-date	(684)

Accrued warranty balance as of January 31, 2004	$1,066

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended January 31, 2004

(unaudited)

13.	Commitments and Contingencies

At any time, the Company may be involved in certain legal proceedings. As of January 31, 2004, the Company has accrued its estimate of the probable costs for the resolution of these claims. This estimate has been developed in consultation with legal counsel and is based upon an analysis of potential outcomes, assuming a combination of litigation and settlement strategies. The Company does not believe these proceedings will have a material adverse effect on its consolidated financial position. However, it is possible that future results of operations or cash flows for any particular quarterly or annual period could be materially affected by changes in the Company’s assumptions, or the effectiveness of its strategies, related to these proceedings.

The Company has been notified by the pension plan administrator of its Swedish pension plan that it is required to fund a portion of its accrued but unfunded pension obligation of $2.9 million based on the financial performance of the Company. The Company will be required to fund $400,000 in June 2004 and again in August 2004.

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

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT:

Statements made in this quarterly report on Form 10-Q that are not historical facts are forward-looking statements that involve risks and uncertainties. Forward-looking statements typically are identified by the use of such terms as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “plan,” “potential,” “continue” or similar words, although some forward-looking statements are expressed differently. We caution investors that forward-looking statements are only predictions based on our current expectations about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements. You should be aware that our actual results could differ materially from those contained in any forward-looking statement due to a number of factors, which include, but are not limited to the following: the special risk factors and uncertainties set forth below; the anticipation a new long term credit facility will be in place prior to the filing of our annual report on Form 10-K for the period ended April 30, 2004; our belief that the existing cash and credit facilities at January 31, 2004 are adequate to fund our operations through July 31, 2004 and that if the Company fails to achieve its planned revenues, costs and working capital objectives, management has the ability to curtail capital expenditures and reduce costs to levels that will be sufficient to enable the Company to meet its cash requirements and debt covenants through July 31, 2004; our exposure to additional costs relating to our Restructuring Plan, including the disposition or discontinuation, if necessary, of our Avure Technologies business or the risk that we will not achieve significant cost savings as a result of the Restructuring Plan; risks related to a potential failure to realize anticipated benefits in connection with the liquidation of inventories and other assets of operations or product lines to be discontinued; the belief that timing issues associated with payment of accounts receivable will not impact our short term liquidity requirements; our ability to curtail capital expenditures, control costs and expenses; relations with and performance of suppliers; our ability to successfully develop and sell products in the competitive markets that we serve; access to capital; maintaining satisfactory relationships with our lending partners; political and trade relations; the overall level of consumer spending on capital equipment; global economic conditions and additional threatened terrorist attacks and responses thereto, including war. Additional information on these and other factors that could affect our financial results is set forth below and in our Form 10-K for the year ended April 30, 2003. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments, except as required by federal securities laws.

All references to fiscal years are references to our fiscal year end of April 30.

Changes in Financial Condition

We generated $13.2 million of cash from operating activities during the nine months ended January 31, 2004 compared to a use of cash of $9.5 million for the nine months ended January 31, 2003. The improvement in cash flow resulted primarily from our efforts aimed at reducing working capital to paydown debt, which have targeted receivables and inventory reductions, as well as increasing customer advances.

Net receivables are comprised of trade accounts and unbilled revenues. At January 31, 2004, the net receivables balance decreased $2.5 million or 7% from April 30, 2003. The decrease in net receivables stemmed from the reduction in trade receivables from $31.1 million at April 30, 2003 to $26.0 million at January 31, 2004, a $5.1 million or 16% decrease. This decrease is the result our continued focus on collections and credit practices. The decrease in trade receivables was offset by a $2.8 million or 33%

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

increase in unbilled revenues from $8.5 million at April 30, 2003 to $11.3 million at January 31, 2004 on stronger General Press and food systems percentage of completion revenue. A significant portion of unbilled receivables relates to equipment and systems accounted for on a percentage of completion basis. Unbilled revenues fluctuate due to the scheduling of production and achievement of certain billing milestones. The increase in Unbilled Revenues is consistent with our expectations based on the factors above. Receivables can be negatively affected by the traditionally longer payment cycle outside the United States and the timing of billings and payments on large special system orders. We do not believe these timing issues will present a material adverse impact on our short-term liquidity requirements. Because of the lead-time to build and deliver such equipment, ultimate collection of such accounts can be subject to changing customer business and economic conditions.

Inventories, net at January 31, 2004 decreased $11.6 million or 28% from April 30, 2003 due to our strategy to convert inventories to cash in the short term by their sale or disposition as well as implementation of initiatives targeted at increasing inventory turns. Gross inventories decreased $12.9 million or 28% offset by a reduction of $1.3 million or 30% in the obsolescence reserve as we scrapped some obsolete parts and returned surplus parts to vendors.

Customer advances have more than doubled to $12.4 million at January 31, 2004, a $7.2 million increase over the April 30, 2003 balance of $5.2 million. We have been working with our customers on our terms of sale which require a substantial portion of any system to be paid prior to its shipment and have seen acceptance from our customers.

Liquidity and Capital Resources

A substantial portion of our cash is held by subsidiaries outside the United States and such amounts are not part of the senior lenders’ collateral base. In most cases, the repatriation of offshore cash balances would trigger tax liabilities. If balances were repatriated to the United States, they would be used by the senior lenders to pay down the credit facility.

Our senior credit agreement (“Credit Agreement”) is our primary source of external funding. At January 31, 2004, the balance outstanding on the Credit Agreement is $41.4 million against a maximum borrowing of $48.2 million. Our available credit at January 31, 2004 is $4.8 million which includes $2.0 million in outstanding letters of credit.

The balance outstanding at January 31, 2004 is shown under Current Portion of Long-Term Debt, as the August 1, 2004 maturity date of the Credit Agreement is less than one year from the January 31, 2004 balance sheet date. We have begun initial discussions with certain of the senior lenders and other outside parties regarding a new long-term credit facility. There can be no assurance that the new long-term credit facility will be available or, if available, may not be on satisfactory terms. If we are unable to obtain alternative financing on satisfactory terms, it could have a material adverse effect on our business, and we may be required to further curtail capital spending, further reduce expenses and otherwise modify our planned operations including potentially discontinuing operations.

We believe that the success of obtaining long-term financing is contingent on modifying our subordinated debt agreement. We are currently in discussion with our subordinated lenders regarding a potential modification of the agreement. Such modification could include a partial cash payment and conversion of some or all of the remaining debt to equity securities. We may also satisfy the partial or complete paydown of the subordinated debt through cash raised via an equity offering. The timing of finalization of a new long-term credit facility and modification of our subordinated debt agreement is uncertain. The completion of these agreements is dependent on concurrence by all parties and is not completely within our control. If we are unable to obtain a new long-term credit facility before our existing facility and modification of our subordinated debt agreement expires on August 1, 2004, our senior and subordinated lenders (together, the “Lenders”) may pursue any number of plans to reduce the outstanding debt, including, in certain circumstances, a liquidation of some or all of our assets.

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our future cash commitments include our Restructuring Plan which currently calls for cash expenditures of between $11 million and $13 million prior to February 2005. We have funded and anticipate funding the remaining restructuring commitments within our existing credit facilities as well as with our cash on hand. We committed $5 million to fund the construction of a new manufacturing facility for our Taiwanese operations in July 2000. As of January 31, 2004, we have spent $5.2 million and have completed the construction of the facility, which was financed via two unsecured lines of credit with Taiwanese banks. We have also obtained secured long-term credit facilities and expect to draw on this facility in the fourth quarter of fiscal 2004 which may reduce the two unsecured facilities.

We have incurred losses during the last two fiscal years ended April 30, 2003 as well as for the three and nine months ended January 31, 2004. In February 2003, we announced a comprehensive two-year restructuring plan intended to return the Company to profitability through reductions in headcount, consolidation of facilities and operations, and closure or divestiture of selected operations (the “Restructuring Plan”). We have been able to satisfy our need for working capital and capital expenditures, due in part to our ability to access adequate financing arrangements. We expect that operations will continue, with the realization of assets and discharge of liabilities in the ordinary course of business. Compliance with future debt covenants requires us to meet our operating projections, which include achieving certain revenues, costs, consistent operating margins, and working capital targets.

We believe that our existing cash and credit facilities at January 31, 2004 are adequate to fund our operations through July 31, 2004, the expiration of our current credit facility. However, demand for our products and the timing of cost reductions are difficult to project. In addition, our restructuring initiatives may have unanticipated effects on our business. If we fail to achieve our planned revenues, costs and working capital objectives, management believes that we have the ability to use our existing cash to meet our current requirements and debt covenants through July 31, 2004.

If we are unable to comply with the amended debt covenants of the Credit Agreement, and our lenders are unwilling to waive or amend the debt covenants, certain components of our long-term obligations and notes payable would become callable, and we would be required to seek alternative financing. There can be no assurance that alternative sources of financing will be available if required or, if available, may not be on satisfactory terms. If we are unable to obtain alternative financing on satisfactory terms, it could have a material adverse effect on our business, and we may be required to curtail capital spending, further reduce expenses, and otherwise modify our planned operations including potentially discontinuing operations. There can be no assurance that we will be able to secure new financing to replace the Credit Agreement. Our Lenders may pursue any number of plans to extend the credit facility for a defined period of time, reduce the outstanding debt, including, in certain circumstances, a liquidation of some or all of our assets.

Off-Balance Sheet Arrangements

We do not have any special purpose entities or off-balance sheet financing arrangements.

Critical Accounting Policies and Judgments and New Accounting Pronouncements

There are no material changes in our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended April 30, 2003 aside from the adoption of EITF 00-21, “Revenue Arrangements with Multiple Deliverables”, in the quarter ended October 31, 2003. The adoption of EITF 00-21 allowed us to recognize an additional $952,000 of revenue and $512,000 of cost of sales, all of which would have been deferred until installation under prior accounting guidance. There were no other new accounting pronouncements issued which we believe are currently or will be applicable to the Company.

Risks and Uncertainties

This Quarterly Report on Form 10-Q contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of risks and uncertainties such as those listed below and elsewhere in this report, which, among others, should be considered in evaluating our financial outlook.

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Negotiation of New Financing. The Credit Agreement with our senior lenders expires August 1, 2004. There can be no assurance that we will be able to secure new financing to replace the Credit Agreement. Our Lenders may pursue any number of plans to reduce the outstanding debt, including, in certain circumstances, a liquidation of some or all of our assets.

Compliance with Current Financing Arrangements. The Credit Agreement sets forth specific financial covenants and debt commitment levels to be attained on a quarterly basis. We and our subordinated lender amended the $35 million subordinated Note Agreement (the “Note Agreement”) in July 2003 to mirror the covenants of the Credit Agreement. If we are unable to achieve our projected operating results, we may be unable to maintain compliance with the loan covenants and would trigger an event of default under both the Credit Agreement and the Note Agreement. In the event of default, the Lenders may limit our ability to borrow funds as needed or call the debt. Our ability to continue operating depends on the Lenders’ willingness to grant us access to additional funds available under the Credit Agreement. If we are unable to access the necessary funds, our ability to continue operations would be seriously impaired unless we are able to obtain alternative financing from another source. Given our current financial position, obtaining alternative financing upon terms agreeable to our management is unlikely, especially in the short term. In an event of default, the Lenders would be able to exercise default remedies, which include applying a default interest rate and acceleration of payment schedules for our outstanding debt. If the debt were called in such a manner, it is unlikely we would be able to pay off our debt and, as a result, we would be subject to the authority of our Lenders as provided in the Credit Agreement and the Note Agreement. Our Lenders may pursue any number of plans to reduce the outstanding debt, including, in certain circumstances, a liquidation of some or all of our assets.

Satisfaction of Subordinated Debt. The $35 million aggregate principal amount of notes issued under the Note Agreement mature in two installments of $17.5 million each on April 30, 2007 and 2008. Our subordinated lender has agreed to defer and capitalize the semi-annual interest remittances due from April 30, 2003 through April 30, 2004, which total $7.9 million, less the $1.0 million paydown that we made concurrent with the signing of the amendment to the Note Agreement in July 2003, as a component of the principal balance outstanding. This unpaid interest accrues interest at the rate of 15% and increases the obligation to the subordinated lender. In order to satisfy these obligations and to obtain favorable senior financing, we may be required to enter into transactions which could be dilutive to current shareholders such as converting the subordinated debt into equity or selling additional equity. It is likely that that we will not have sufficient cash to pay installments due on either April 30, 2007 and 2008. It is also likely that we may need to negotiate modifications to the Note Agreement that either extend the payment terms or provide for a conversion of all of part of the subordinated debt into equity securities in order to obtain a new senior credit facility by August 1, 2004. Any agreement that we reach with the subordinated lender could have a material impact on the Company, including dilution to existing shareholders.

Impact of Financial Condition on Business. Our overall financial position has impacted our terms of sale with customers. Where our standard terms of sale require deposits prior to shipment, some customers have been reluctant to remit the necessary funds. We currently cannot provide standby letters of credit with maturities extending beyond the August 1, 2004 maturity of the Credit Agreement. As a result, we may have to continue to accept less than favorable terms on customer orders.

Intellectual Property Rights. We defend our intellectual property rights because unauthorized copying and sale of our proprietary equipment and consumables represents a loss of revenue to us. From time to time we also receive notices from others claiming we infringe their intellectual property rights. The number of these claims may grow in the future, and responding to these claims may require us to stop selling or to redesign affected products, or to pay damages.

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Foreign Exchange Risks. Our financial results are affected by changes in foreign currency exchange rates and economic conditions in the foreign markets in which our products are manufactured and/or sold. Approximately 45% of our revenue is generated outside the United States.

Results of Operations

We provide ultrahigh-pressure (“UHP”) systems and related products and services to a wide variety of industries. We have two reportable segments, Flow Waterjet Systems (“Waterjet Systems”) and Avure Technologies (“Avure Technologies”).

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Overview

	Three months ended January 31, 2004			Three months ended January 31, 2003
Dollars in thousands, except per share data	Flow Waterjet Systems	Avure Technologies	Consolidated	Flow Waterjet Systems	Avure Technologies	Consolidated
Revenues	$31,329	$11,053	$42,382	$30,213	$333	$30,546
Cost of Sales	19,915	5,898	25,813	26,379	4,634	31,013

Gross Margin	11,414	5,155	16,569	3,834	(4,301)	(467)

Operating Expenses	13,145	3,369	16,514	24,431	4,594	29,025

Operating (Loss) Income	(1,731)	1,786	55	(20,597)	(8,895)	(29,492)
Interest Expense, Net	1,656	1,353	3,009	1,209	1,989	3,198
Other (Income) Expense, Net	(2,914)	324	(2,590)	944	2,289	3,233

(Loss) Income Before Provision for Income Taxes	(473)	109	(364)	(22,750)	(13,173)	(35,923)
Provision for Income Taxes	(775)	—	(775)	(3,485)	(1,827)	(5,312)

(Loss) Income Before Discontinued Operations	(1,248)	109	(1,139)	(26,235)	(15,000)	(41,235)
Discontinued Operations, Net of Tax	—	—	—	(384)	—	(384)

Net (Loss) Income	$(1,248)	$109	$(1,139)	$(26,619)	$(15,000)	$(41,619)

	Nine months ended January 31, 2004			Nine months ended January 31, 2003
	Flow Waterjet Systems	Avure Technologies	Consolidated	Flow Waterjet Systems	Avure Technologies	Consolidated
Revenues	$97,859	$25,394	$123,253	$95,373	$17,008	$112,381
Cost of Sales	61,943	15,738	77,681	69,702	15,669	85,371

Gross Margin	35,916	9,656	45,572	25,671	1,339	27,010

Operating Expenses	37,315	11,578	48,893	47,385	13,757	61,142

Operating Loss	(1,399)	(1,922)	(3,321)	(21,714)	(12,418)	(34,132)
Interest Expense, Net	5,150	4,626	9,776	3,873	4,328	8,201
Other (Income) Expense, Net	(2,839)	68	(2,771)	1,311	2,741	4,052

Loss Before Provision for Income Taxes	(3,710)	(6,616)	(10,326)	(26,898)	(19,487)	(46,385)
Provision for Income Taxes	(1,780)	—	(1,780)	(7,831)	—	(7,831)

Loss Before Discontinued Operations	(5,490)	(6,616)	(12,106)	(34,729)	(19,487)	(54,216)
Discontinued Operations, Net of Tax	526	—	526	(241)	—	(241)

Net Loss	$(4,964)	$(6,616)	$(11,580)	$(34,970)	$(19,487)	$(54,457)

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue Summary:

	Three months ended January 31,			Nine months ended January 31,
Dollars in thousands	2004	2003	% Change	2004	2003	% Change
Segment breakdown:
Flow Waterjet Systems:
Systems	$20,245	$19,571	3%	$62,092	$60,443	3%
Consumable parts and services	11,084	10,642	4%	35,767	34,930	2%

Total	31,329	30,213	4%	97,859	95,373	3%
Avure Technologies:
Fresher Under Pressure	4,750	(3,780)	NM	9,160	2,817	NM
General Press	6,303	4,113	53%	16,234	14,191	14%

Total	11,053	333	NM	25,394	17,008	49%

	$42,382	$30,546	39%	$123,253	$112,381	10%

Geographic breakdown:
United States	$24,003	$15,641	53%	$67,759	$60,958	11%
Rest of Americas	2,370	4,225	(44)%	9,870	12,664	(22)%
Europe	11,009	6,340	74%	30,414	25,120	21%
Asia	5,000	4,340	15%	15,210	13,639	12%

	$42,382	$30,546	39%	$123,253	$112,381	10%

NM	= not meaningful

Three and Nine Months Ended January 31, 2004 Compared to Three and Nine Months Ended January 31, 2003

During the third quarter of fiscal 2003, in response to a declining economy creating increasing concern over the collectibility of accounts receivable and the levels and carrying value of inventories as well as the need to reduce our debt, we reviewed the carrying values of those assets that we expected to convert to cash in the short-term, as well as long-lived tangible and intangible assets and adjusted the carrying value of such assets to reflect their estimated current net realizable value. In addition, we conducted a review of potential liabilities. The total of these adjustments was $32.8 million and is included in the Consolidated Statement of Operations for the three and nine months ended January 31, 2003. These adjustments which are described in detail in our Form 10-Q for the period ended January 31, 2003 will affect the comparability of quarterly and year-to-date figures discussed below.

Revenues

Flow Waterjet Systems. The Flow Waterjet Systems segment includes cutting and cleaning operations, which are focused on providing total solutions for the aerospace, automotive, job shop, surface preparation (cleaning) and paper industries. For the three months ended January 31, 2004, Flow Waterjet Systems revenue of $31.3 million increased $1.1 million or 4% as compared to the prior year same period.

European sales increased $2.0 million or 53% on strong shapecutting system and spares sales for the three months ended January 31, 2004, and from a right of return revenue adjustment of $1.4 million recorded in the prior year same period which reduced revenues. We have been focused on improving the timeliness of customer order fill rates in Europe which is translating into the higher revenues we recorded in the period. Asian revenue increased 15% or $660,000 on strong shapecutting system sales as companies move

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

manufacturing functions into China. These increases internationally were offset by a slowdown in customer activity in the rest of the Americas where sales declined 44% or $1.9 million primarily in the automation sector. Domestic sales remained essentially flat.

For the nine months ended January 31, 2004, consistent with the reasons noted above, Waterjet Systems revenues were up 3% or $2.5 million fueled by strength in the European and Asian markets, representing $3.4 million of the increase, offset by weakness in the automation sector.

We also analyze our Waterjet Systems revenues by looking at systems sales and consumables sales. In general, a system sale is comprised of a pump along with the robotics or articulation to move the cutting head, and may also include automation capabilities. Consumables represent parts used by the pump and cutting head during operation. Systems revenues for the three months ended January 31, 2004 were $20.2 million, a $674,000 or 3% increase, compared to the prior year same period while year-to-date systems sales increased by $1.6 million or 3% over the prior year amount, due to stronger performance in Europe and Asia fueled by a weaker US dollar. Consumables revenues were $11.1 million for the three months ended January 31, 2004, a $442,000 or 4% increase compared to the prior year same period. North American and European spares sales accounted for $421,000 of the increase which was offset by slightly lower spare sales in Asia. As our on-time shipment of spare parts has increased into the upper 90% range, our domestic customers are making fewer large quantity bulk purchases in favor of smaller lower quantity purchases. Thus timing is a factor in the change in domestic spares sales, year over year. On a year-to-date basis, consumables were up 2% or $837,000 to $35.8 million primarily on increased consumption outside of the United States.

Avure Technologies. The Avure Technologies segment includes the Fresher Under Pressure® technology as well as isostatic and flexform press (“General Press”) operations. Fresher Under Pressure is focused on providing food safety solutions for food producers, while the General Press business manufactures systems that produce and strengthen advanced materials for the aerospace, automotive and medical industries. For the three months ended January 31, 2004, General Press revenues increased 53% from $4.1 million for the prior year comparable period to $6.3 million, on stronger order volume and production. The majority of this revenue increase occurred in Europe and, accordingly, net consolidated revenues in Europe are up over the prior year comparable quarter. General Press revenues will vary from quarter to quarter due to the nature of its sales and production cycle. The sales and production cycle on a General Press can range from one to four years. Fresher Under Pressure revenues were better by $8.5 million to $4.8 million during the three months ended January 31, 2004. This compares to the negative percentage of completion revenue of $3.8 million recorded in the prior comparable period, which was due to the reversal of percentage of completion revenue previously recognized on the sale of three food systems to one customer based on such customer’s failure to fulfill its obligations under the contract terms. During the quarter ended January 31, 2004, we received the first order from a nationally recognized ready-to-eat meat producer for a total of four processing systems, and an option for four additional systems. Historically, sales of food systems have been associated with either a new fresh food offering, such as guacamole or have been implemented to reduce production costs, such as labor reduction in the processing of shellfish. We believe the ready to eat meat industry represents a significant growth potential for our food business. These orders also represent the first for our new turnkey technology. The benefits of the turnkey system are reduced pressurization and depressurization times, which translate into more cycles per hour and, thus a lower processing cost per pound for the customer. For the nine months ended January 31, 2004, Avure Technologies revenues increased $8.4 million or 49% from the prior year comparable period for the reasons noted above.

Cost of Sales and Gross Margins. Generally, comparison of gross margin rates will vary quarter to quarter depending on the mix of sales, which includes special system, standard system and consumables sales. Gross margin for the three months ended January 31, 2004 amounted to $16.6 million or 39% of revenues compared to negative gross margins of ($467,000) in the prior year same period. Our Waterjet Systems segment

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

experienced a margin improvement from 13% of revenues for the three months ended January 31, 2003 to 36% for the three months ended January 31, 2004, resulting from better overhead absorption in light of higher sales volume in the current quarter and further improved by $3.9 million for inventory valuation adjustments that were recorded during the three months ended January 31, 2003 that did not occur this year. Avure Technologies gross margins amounted to 47% for the three months ended January 31, 2004 on improved production volumes and a release of $1.5 million in contingent reserves on completed presses. During the three months ended January 31, 2003, Avure Technologies gross margins were negative, driven by $6.1 million of adjustments recorded related to inventory valuation and percentage of completion revenue recognition. For the nine months ended January 31, 2004, gross margin amounted to $45.6 million or 37% of revenues compared to gross margin of $27.0 million or 24% of revenues for the nine months ended January 31, 2003. The increase in margin dollars and percentage points is a function of the improved throughput in both Waterjet Systems and Avure Technologies over the nine month period and non-recurrence of previously noted adjustments posted in the prior year period.

Marketing Expenses. Marketing expenses decreased $4.3 million or 40% and $7.3 million or 27% for the three and nine months ended January 31, 2004, respectively, as compared to the prior year same periods. The quarterly decrease stems from $2.4 million in adjustments recorded in the prior year period that were not incurred in the current period, as well as implementation of cost control measures for both segments. Management is continuing to place greater emphasis on return on investment for marketing dollars spent and is therefore selective in trade show and advertising dollars expended. For the nine months ended January 31, 2004, the decrease is further influenced by charges related to attendance at the IMTS trade show in the prior year period which were not incurred in the current year. Expressed as a percentage of revenue, marketing expense was 15% for the three months ended January 31, 2004, compared to the prior year same period of 35%. For the nine months ended January 31, 2004, marketing expenses amounted to 16% compared to 24% for the comparable prior year period.

Research and Engineering Expenses. Research and engineering expenses decreased $722,000 or 20% and $1.5 million or 14% for the three and nine months ended January 31, 2004, respectively, as compared to the prior year same periods. This decrease is related to the timing of research and development work and the increased use of engineers on revenue generating projects. Expressed as a percentage of revenue, research and engineering expenses were 7% and 12% for the three months ended January 31, 2004 and 2003, respectively. For the nine months ended January 31, 2004, research and engineering expenses amounted to 7% compared to 9% for the comparative prior year period.

General and Administrative Expenses. General and administrative expenses decreased $1.7 million or 23% for the three months ended January 31, 2004 and remained flat for the nine months ended January 31, 2004, as compared to the respective prior year same periods. The quarterly decrease is the result of a number of adjustments recorded in the prior year related to non-recurring items. On a year-to-date basis, the decrease realized in the third quarter was offset by higher costs of doing business as a public company and include increased directors’ and officers’ liability insurance as well as higher consulting costs related to valuation and other special projects. Expressed as a percentage of revenue, general and administrative expenses were 13% and 24% for the three months ended January 31, 2004 and 2003, respectively. For the nine months ended January 31, 2004, general and administrative expenses amounted to 14% compared to 15% for the comparative prior year period for the reasons described above.

Restructuring Expenses. During the three and nine months ended January 31, 2004, we incurred $1.3 million and $3.6 million, respectively, of restructuring-related costs, such as severance, lease termination and consultant costs, primarily in Germany and Sweden, the majority of which we are expensing as incurred.

Operating (Loss) Income. We recorded operating income of $55,000 and an operating loss of $29.5 million for the three months ended January 31, 2004 and 2003, respectively. The improvement from operating loss to

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

operating income is primarily the result of improved margins and lower operating expenses across both segments, as well as non-recurrence of adjustments recorded in the prior year period. Our operating loss for the nine months ended January 31, 2004 and 2003 amounted to $3.3 million and $34.1 million, respectively, consistent with the quarterly improvement noted above.

Interest and Other (Income) Expense, net. Current quarter net interest expense of $3.0 million decreased $189,000 or 6% versus the prior year same period of $3.2 million due to a lower average debt balance outstanding. Net interest expense for the nine months ended January 31, 2004 amounted to $9.8 million as compared to $8.2 million for the nine months ended January 31, 2003, a $1.6 million or 19% increase, due to a higher weighted average cost of capital and fees associated with the Credit Agreement. During the current quarter and nine month period, we recorded Other Income, Net of $2.6 million and $2.8 million, respectively, primarily from the gain realized on the sale of our investment in Western Garnet in January 2004. In addition, the weaker US dollar has positively impacted our foreign transactions as compared to the prior year period when the US dollar was stronger and negatively impacted foreign transaction settlements. As the US dollar has continued to weaken, this has also caused other changes in our balance sheet, including an increase to our goodwill due to the translation from foreign currencies.

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

Net Loss. Our consolidated net loss in the third quarter of fiscal 2004 amounted to $1.1 million, or $.07 basic and diluted loss per share as compared to a net loss of $41.6 million, or $2.71 basic and diluted loss per share in the prior year same period, which includes $32.8 million in non-recurring charges. Flow Waterjet Systems reported a net loss of $1.2 million versus net loss of $26.6 million in the comparable prior year period. We have used internally developed estimates to determine the allocation of operating expenses from the consolidated operations to Avure’s results of operations, which approximate $300,000 per quarter. Based on these estimates, Avure recorded net income of $109,000 in the third quarter of fiscal 2004 compared to a net loss of $15.0 million in the prior year same quarter. Consolidated net loss for the nine months ended January 31, 2004 was $11.6 million or $.75 per basic and diluted share as compared to a net loss of $54.5 million or $3.55 per basic and diluted share in the comparable prior year period. Flow Waterjet Systems accounted for $5.0 million of the fiscal 2004 year-to-date net loss and Avure Technologies’ net loss was $6.6 million. During the nine months ended January 31, 2003, Flow Waterjet Systems and Avure Technologies contributed a net loss of $35.0 million and $19.5 million, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Although the US dollar has continued to weaken throughout the year, there have been no other material changes in our market risk during the three months ended January 31, 2004. For additional information, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations as presented in the Form 10-K for the year ended April 30, 2003, as filed with the SEC.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of January 31, 2004, our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of January 31, 2004, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Change in Internal Control Over Financial Reporting

As of January 31, 2004, there have been no changes in our internal control over financial reporting during the quarter ended January 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits –

	31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K – during the quarter ended January 31, 2004

The Company filed a Form 8-K dated December 15, 2003 announcing that it had issued a press release announcing that it filed its Quarterly Report on Form 10-Q reflecting improved second quarter fiscal 2004 results from its November 25, 2003 press release.

FLOW INTERNATIONAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOW INTERNATIONAL CORPORATION

Date:	March 16, 2004	/s/ Stephen R. Light
Stephen R. Light
President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 16, 2004	/s/ Stephen D. Reichenbach
Stephen D. Reichenbach
Chief Financial Officer (Principal Financial Officer)