Form 10-K
period 2004-04-30
FLOW INTERNATIONAL CORP
filed 2004-08-13
CIK 713002

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2004

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

The aggregate market value of the registrant’s common equity held by nonaffiliates of the registrant based on the last sale price of such stock on October 31, 2003 (which was the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $46,307,461.

The number of shares of common stock outstanding as of August 9, 2004 was 15,849,216 shares.

Documents Incorporated By Reference

Part I:	None

Part II:	The information required by this Item of Part II is incorporated by reference from the Registrant’s definitive proxy statement which involves equity compensation plans and which will be filed with the Commission within 120 days after the close of the fiscal year.

Item 5	Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities—Equity Compensation Plan Information

Part III:	The information required by these Items of Part III are incorporated by reference from the Registrant’s definitive proxy statement which involves the election of directors and which will be filed with the Commission within 120 days after the close of the fiscal year.

Item 10	Directors and Executive Officers of the Registrant

Item 11	Executive Compensation

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13	Certain Relationships and Related Transactions

Item 14	Principal Accountant Fees and Services

Part IV:	None

Safe Harbor Statement

Statements made in this Form 10-K that are not historical facts are forward-looking statements that involve risks and uncertainties. Forward-looking statements typically are identified by the use of such terms as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “plan” and similar words, although some forward-looking statements are expressed differently. You should be aware that our actual results could differ materially from those contained in any forward-looking statement due to a number of factors, which include, but are not limited to the following: the special risk factors and uncertainties set forth in this document; our exposure to additional costs or less-than-expected benefits relating to our restructuring plan; risks related to a potential failure to realize anticipated benefits in connection with the liquidation of inventories and other assets of operations or product lines to be discontinued; our ability to control costs and expenses; relations with and performance of suppliers; our ability to successfully develop and sell products and grow our market share in the competitive markets that we serve; access to adequate amounts of capital or capital on acceptable terms; maintaining satisfactory relationships with our lending partners; political and trade relations; the overall level of consumer spending on capital equipment; global economic conditions and additional threatened terrorist attacks and responses thereto, including war. Additional information on these and other factors that could affect our financial results is set forth below. Finally, there may be other factors not mentioned above or included in our SEC filings that may cause our actual results to differ materially from those in any forward-looking statement. You should not place undue reliance on these forward-looking statements. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments, except as required by federal securities laws.

All references to fiscal years are references to our fiscal year end of April 30.

PART I

Item 1.    Business

Flow International Corporation (“Flow” or the “Company”) designs, develops, manufactures, markets, installs and services ultrahigh-pressure (“UHP”) water pumps and UHP water management systems. Our core competency is UHP water pumps. Our UHP water pumps pressurize water from 40,000 to over 100,000 pounds per square inch (psi) and are integrated with water delivery systems so that water can be used to cut or clean material or pressurize food. Our products include both standard and specialized waterjet cutting and cleaning systems together with the Fresher Under Pressure® food processing technology. In addition to UHP water systems, we provide automation and articulation systems and isostatic and flexform press systems. We provide technologically-advanced, environmentally-sound solutions to the manufacturing, industrial, marine cleaning and food markets.

Our mission is to provide the highest value product in the UHP water pump market. This requires our products to be of the highest reliability and provide our customers with a system which maximizes productivity and profitability. We are a developer of productivity technologies and we continually focus on customer support. Our brand promise is to provide reliability, superior value, service and technology through products based on UHP water pump technology. We will continue to improve our customers’ profitability through investment in the development of innovative products and services that expand our customers’ markets and increase their productivity.

Our UHP technology has three broad applications: cutting, cleaning and food pressurization. The primary application of our UHP water pumps is cutting. Waterjet cutting is recognized as a more flexible alternative to traditional cutting methods such as lasers, saws or plasma. It is often faster, has greater versatility in the types of products it can cut and eliminates the need for secondary processing operations. Utilizing pressures from 50,000 to 87,000 psi, the thin stream of water traveling at three or more times the speed of sound can cut both metallic and nonmetallic materials for many industries, including aerospace, automotive, disposable products, food, glass, job shop, sign, metal cutting, marble, tile and other stone cutting, and paper slitting and trimming. We also manufacture a product line, utilizing pressures in the range of 40,000 to 55,000 psi, for use in industrial cleaning, surface preparation, construction, and petro-chemical and oil field applications. Utilizing increased pressures of between 87,000 to 100,000 psi, our Fresher Under Pressure food processing technology provides food safety, quality and productivity enhancements for food producers.

We analyze our business based on the utilization of UHP, either as released pressure or contained pressure, as follows: Flow Waterjet Systems (“Waterjet”) for released pressure applications and Avure Technologies Incorporated (“Avure”) for contained pressure applications. The Waterjet operation comprises our cutting, cleaning and automation applications while Avure includes the Fresher Under Pressure technology, as well as the isostatic and flexform press (“General Press”) operations. The General Press business manufactures systems which produce and strengthen advanced materials for the aerospace, automotive and medical industries.

We are a Washington corporation founded in 1974, incorporated in 1980, and completed our initial public offering in March 1983. In January 2003, Stephen R. Light was appointed President and Chief Executive Officer. Kathryn L. Munro, a director since 1996, assumed the position of Chairman.

Products and Services

We provide UHP systems and related products and services to our target markets: aerospace, automotive, food, job shops, pulp and paper and surface preparation. As previously described, we divide our business into its two UHP operations: Waterjet and Avure.

Waterjet:

The Waterjet operation is comprised of the following segments: North America Waterjet, Asia Waterjet, Other International Waterjet and Other.

Systems -

We offer a variety of UHP products, including both waterjet cutting and cleaning systems, as well as accessories and related robotic articulation equipment. UHP water pumps, as well as the related water management systems, are the core components of our technology. We utilize two different technologies to create the water pressure: intensifier or direct drive. An intensifier pump pressurizes water up to 100,000 psi and forces it through a small orifice, generating a high-velocity stream of water traveling in excess of 3,000 feet per second to perform the cutting process. In order to cut metallic and other hard materials, an abrasive substance, usually garnet, is added to the waterjet stream creating an abrasivejet. Abrasivejets cut without heat, cause no metallurgical changes, and leave a high-quality edge that usually requires no secondary operation. In addition to our intensifier pumps, we offer our unique and patented direct drive pressure-compensated pumps which pressurize water up to 55,000 psi utilizing triplex piston technology.

A UHP system consists of a UHP intensifier or direct drive pump and one or more waterjet cutting or cleaning heads with the necessary robotics, motion control and automation systems. We have placed UHP waterjet cutting systems in our target markets worldwide. These cutting systems may also combine waterjet with other applications such as conventional machining, pick and place handling, inspection, assembly, and other automated processes. Our waterjet systems are also used in industrial cleaning applications such as paint removal, surface preparation, factory and industrial cleaning, ship hull preparation, and heat exchanger cleaning.

Our products enhance productivity and, we believe, are cost justified over traditional methods. Our sales are affected by worldwide economic changes. However, we believe that the flexibility of our UHP technology and the diversity of our markets enable us to absorb cyclical downturns with less impact than conventional machine tool manufacturers and we are confident that we can continue to gain market share in the machine cutting tool market.

Consumable Parts and Services -

Consumables represent parts used by the pump and cutting head during operation, such as seals, orifices and garnet. Many of these consumable or spare parts are proprietary in nature and are patent protected. We also sell various tools and accessories which incorporate UHP technology, as well as aftermarket consumable parts and service for our products.

Avure:

Avure has two primary product lines, food processing and General Press, and is comprised of the Food, North America Press and International Press segments.

Fresher Under Pressure -

Our proprietary UHP water pump and pressure vessel technology is utilized by our customers for food processing and is marketed as Fresher Under Pressure. Our UHP technology exposes foods to pressures from 50,000 to over 100,000 psi for a short time, reducing food-borne pathogens such as Camplyobacter, E. coli, Listeria monocytogenes, salmonella and Vibro vulnificus. While conventional thermal and chemical preservation methods can ensure safety and longevity, they have a negative impact on fresh foods’ sensory qualities such as nutrition, flavor, color and texture. Avure’s technology which uses UHP to destroy bacteria and other microorganisms found in food without using high temperatures or chemical additives has minimal effects on the nutrition, taste, texture, or color of food, and extends the shelf life of the food. UHP technology addresses: the increasing demand in the U.S. for a post packaging, terminal pasteurization-like step (e.g. packaged ready-to-eat meats); the demand for high quality, minimally processed foods (e.g. fresh guacamole and salsas); and the demand to utilize the productivity enhancing capabilities of UHP in food processing (e.g. shellfish). Our UHP technology can provide benefits to an array of food products including fruits, vegetables, seafood, processed meats and ready-to-eat meals. Governmental regulations, which took effect in October 2003, regarding food processor disclosure of safety methods utilized in the manufacturing process, as well as consumer demand for higher quality, wholesome, more natural, convenience foods, offer a growth opportunity for the Fresher Under Pressure product line.

General Press -

Our isostatic press systems use similar large pressure vessels, ranging from 25 to 35 feet in height and weighing between 50 and 200 tons to apply a combination of heat and pressure to produce and strengthen advanced materials for the aerospace, automotive and medical industries. Examples of customary applications include jet engine components, automotive parts, high performance ceramics and hip joints. Our flexform presses are used to form sheet metal for flexible and cost-effective prototyping and low volume production of structural items, panels and engine components. Our General Presses offer several advantages over other methods for forming metal and composite parts. Isostatic presses produce lighter weight, higher strength parts that have a better metal consistency, density and uniformity as compared to forged or cast parts. Flexform presses allow for cost-effective production, lower tooling costs, flexibility and shorter lead times.

Marketing and Sales

We market and sell our products worldwide through our headquarters in Kent, Washington (a suburb of Seattle) and through subsidiaries, divisions and joint ventures located in Columbus, Ohio; Wixom, Michigan; Jeffersonville, Indiana; Birmingham, England; Bretten, Germany; Burlington and Windsor, Canada; Hsinchu, Taiwan; Shanghai and Beijing, China; Incheon, Korea; Sao Paulo, Brazil; Buenos Aires, Argentina; Lyon, France; Milan, Italy; Madrid, Spain; Yokohama, Nagoya and Tokyo, Japan and Västerås, Sweden. We sell directly to customers in North and South America, Europe, and Asia, and have distributors or agents covering most other countries. No single customer accounted for 10% or more of our revenues during any of the three years ended April 30, 2004.

During the past year, we conducted an internal study of our installed waterjet cutting systems and the potential sale opportunities of the market. Based on the significant market potential relative to the installed base, we have concluded that waterjet technology is in the early adoption phase of its product life cycle and growth will be driven by an increasing awareness of the technology.

To increase awareness, we expect to focus our marketing efforts on specific target industries, applications and markets. Marketing efforts include increased presence at regional tradeshows, increased advertising in print media and other product placement and demonstration/educational events as well as an anticipated increase in domestic sales representation, including distributors, of 74%. To enhance the effectiveness of sales efforts, our marketing staff and sales force gather detailed information on the applications and requirements in targeted market segments. We also utilize telemarketing and the internet to generate sales leads in addition to lead generation through tradeshows and print media,. This information is used to develop standardized and customized solutions using UHP and robotics technologies. We provide turnkey systems, including system design, specification, hardware and software integration, equipment testing and simulation, installation, start-up services, technical training and service.

Patents

We hold a large number of UHP technology and related systems patents. While we believe the patents we hold protect our intellectual property, we do not consider our business dependent on patent protection. In addition, we have over the years developed non-patented proprietary trade secrets and know-how in UHP applications, and in the manufacture of these systems, which we believe allows us to retain a technical lead over our competitors.

We believe the patents we hold and have in process, along with the proprietary application and manufacturing know-how, act as a barrier to entry for other competitors who may seek to provide UHP technology.

Backlog

At April 30, 2004, our backlog was $47.1 million compared to the prior year-end backlog of $36.3 million. Generally our products, exclusive of the aerospace and Avure product lines, which account for $23.5 million of the backlog, can be shipped within a four to 16 week period. The aerospace and Avure systems typically have lead times of six to 18 months. The changes in our backlog are not necessarily indicative of comparable variations in sales or earnings. The April 30, 2004, backlog represented 27% of fiscal 2004 sales. The unit sales price for most of our products and services is relatively high (typically ranging from tens of thousands to millions of dollars) and individual orders can involve the delivery of several hundred thousand dollars of products or services at one time. Furthermore, some items in backlog can be shipped more quickly than others, some have higher profit margins than others, and some may be cancelled by customers.

Competition—Waterjet

Waterjet technology has been developed to provide manufacturing firms with a viable alternative to traditional cutting or cleaning methods that utilize lasers, saws, knives, shears, plasma, routers, drills and abrasive blasting techniques. Many of the companies that provide these competing methods are larger and better funded than Flow. Within the manufacturing setting, several firms, including Flow, have developed tools for cleaning and cutting based on waterjet technology.

Waterjet cutting systems harness pressurized water from 40,000 to 87,000 psi, and focus it into a high velocity stream. Cutting with high-velocity water offers manufacturers many advantages over traditional cutting machines including an ability to cut in any direction, faster throughput times, minimal impact on the material being cut and a continuously expanding range of applications. These factors, in addition to the elimination of secondary processing in most circumstances, enhance the manufacturing productivity of our systems.

Market acceptance of waterjet cutting systems by the aerospace, automotive, and machining (job shop) industries is expected to encourage other manufacturers, including those in other industries, to adopt waterjet solutions. As of 2003, we estimate the worldwide waterjet cutting systems market size at $350 million and the waterjet cleaning systems market at $335 million. The recent slowdown in many of the major world economies has created a difficult operating environment for waterjet systems manufacturers, as new investments in infrastructure projects have been curtailed and customers have reduced capital expenditures. Low demand, coupled with price-based competition among waterjet manufacturers, has caused many firms in the industry to restructure operations, lay off employees, and close plants. We expect the strengthening global economies to reverse this movement.

We believe we are the leader in the global waterjet cutting systems market with a market share estimated at more than 40%. In North America, together with another supplier, we have a combined market share of approximately 75%. The remaining 25% of the market is divided among 10 firms. The European market is also highly concentrated, with the top three companies controlling 50% of the market. We compete in the high-end and mid-tier segments of the waterjet cutting market and may not be as financially robust as some of our competitors.

Waterjet cleaning offers many advantages over other cleaning methods, such as the ability to remove difficult coatings or deposits from a surface without damaging such surface or adding potentially hazardous chemicals to the cleaning process. A UHP waterjet system is an environmentally-friendly answer to many difficult cleaning applications and can often be justified solely on the basis of hazardous material containment or reduction of secondary operations in the cleaning process.

We believe we are a primary competitor in the ultra-high-pressure (greater than 40,000 psi) segment of the waterjet cleaning systems market with an estimated global market share of 27%. We have a significant share of the market in North and South America and Asia. We also have an opportunity to build share and grow our business in Europe where waterjet cleaning had not previously been a market priority for us. We intend to capitalize on this opportunity in the next 24 months.

The automobile and aerospace industry and other industries that rely heavily on assembly-based manufacturing processes are primary consumers of robotics systems equipment and services. Using waterjet and other suitable technologies such as laser, robotics systems manufacturers provide custom engineered robotic systems designed for material separation and removal. The robotic systems market is concentrated among a few select companies in the U.S. and Europe.

Competition—Avure

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

Our General Presses represent a niche segment of the industrial press market that use our technology for specialized applications, primarily to produce high strength and precision or low volume parts. We compete in this market against forging and casting methods of production which currently represent a significantly larger market than our technology. However, our press technology is necessary to produce high quality parts with high material density, no internal voids or cracks and beneficial isotropic properties.

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

Research and Engineering

We have devoted between 6% and 9% of revenues in research and engineering during each of the three years ended April 30, 2004. Research and engineering expenses were $10.7 million, $13.5 million, and $14.9 million, in fiscal 2004, 2003 and 2002, respectively. We will continue a robust research and engineering program to maintain our technological leadership position through development of new products and applications, as well as enhancement of our current product lines.

Employees

As of April 30, 2004, we employed 745 full time and 22 part time personnel. We are not a party to any material collective bargaining agreements.

Foreign and Domestic Operations

See Note 17 to Consolidated Financial Statements for information regarding foreign and domestic operations.

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

Item 2.    Properties

Our headquarters and primary manufacturing facilities are located in a leased facility in Kent, Washington. We also manufacture product in Wixom, Michigan; Jeffersonville, Indiana; Columbus, Ohio; Burlington, Canada; Hsinchu, Taiwan and Västerås, Sweden. We sell products through all of these locations, in addition to sales offices located in Bretten, Germany; Birmingham, England; Milan, Italy; Madrid, Spain; Lyon, France; Yokohama, Nagoya and Tokyo, Japan; Shanghai and Beijing, China; Incheon, Korea; Sao Paulo, Brazil; Buenos Aires, Argentina and Windsor, Canada.

All of our facilities are leased with the exception of our manufacturing facility in Jeffersonville, Indiana and Hsinchu, Taiwan.

We believe that our facilities are suitable for our current operations and any increase in production in the near term will not require additional space.

Item 3.    Legal Proceedings

We are party to various legal actions incident to the normal operation of our business, none of which is believed to be material to our financial position, results of operations and cash flows. See Notes 1 and 13 of Notes to Consolidated Financial Statements for a description of our product liability claims.

Item 4.    Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.    Market for the Registrant’s Common Stock, and Related Stockholder Matters and Issuer Purchases of Equity Securities.

See page 11

Item 6.    Selected Financial Data.

See page 12

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

See pages 12 through 27

Item 7a.    Quantitative and Qualitative Disclosures About Market Risk.

See page 27

Item 8.    Financial Statements and Supplementary Data.

See pages 29 through 57

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None noted.

Item 9A.    Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as currently defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Except as noted below, they have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were adequate and effective to ensure that material information required to be disclosed in our filings with the Securities and Exchange Commission would be timely communicated to our management, including the Chief Executive Officer and Chief Financial Officer. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In connection with a periodic audit by the German taxing authorities we discovered an under accrual in the Value-Added Tax (“VAT”) liability account. We made an adjustment to our financial statements in the fourth quarter of fiscal 2004 to record the under accrual. Although we believe the under accrual relates primarily to the fiscal year ended April 30, 2002, we have evaluated this adjustment under the guidance of Staff Accounting Bulletin No. 99, “Materiality”, and determined that the adjustment was not material either to the period in which the adjustment was made or to the periods in which the entry should have been recorded. We have established new reconciliation procedures requiring regular reconciliations of all VAT accounts. Furthermore, we intend to continually review and evaluate the design and effectiveness of our disclosure controls and procedures and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. The goal is to ensure that our management has timely access to all material financial and non-financial information concerning our business. While we believe the present design of our disclosure controls and procedures is effective to achieve our goal, future events affecting our business may cause us to modify our disclosure controls and procedures.

Item 5.    Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The principal market for our common stock is the over-the-counter market. Our stock is traded on the NASDAQ National Market under the symbol “FLOW”. The range of high and low sales prices for our common stock for the last two fiscal years is set forth in the following table.

	Fiscal Year 2004		Fiscal Year 2003
	High	Low	High	Low
First Quarter	$1.94	$1.13	$10.90	$5.05
Second Quarter	3.11	1.36	5.60	2.12
Third Quarter	4.11	2.40	3.80	2.13
Fourth Quarter	3.74	2.20	3.28	1.08

Holders of the Company’s Common Stock

There were 983 shareholders of record as of August 9, 2004.

Dividends

We have not paid dividends to common shareholders in the past. Our Board of Directors intends to retain future earnings, if any, to finance development and expansion of our business and reduce debt and does not expect to declare dividends to common shareholders in the near future. Furthermore, we are a party to financing agreements that contain restrictions on our ability to pay dividends to our shareholders. See Note 8 to Consolidated Financial Statements for a description of such restrictions.

Recent Sales of Unregistered Securities.

We have entered into a Consulting Agreement effective March 1, 2003 pursuant to which we have engaged Mr. Chrismon Nofsinger to provide executive coaching and organization services. In partial consideration for such services, we issued 19,097 unregistered shares of our common stock to Mr. Nofsinger in June 2004.

Equity Compensation Plan Information

Information regarding equity compensation plan information is incorporated into Item 12 of this report by reference from our Proxy Statement.

Issuer Purchases of Equity Securities

None

Item 6.    Selected Financial Data

(In thousands, except per share amounts)	Year Ended April 30,
	2004	2003	2002	2001	2000
Income Statement Data:
Sales	$177,609	$144,115	$176,890	$204,854	$193,638
(Loss) Income Before Cumulative Effect of Change in Accounting Principle and Discontinued Operations	(15,152)	(69,489)	(6,387)	4,917	4,653
Net (Loss) Income	(14,626)	(70,012)	(5,996)	2,509	4,656
Basic (Loss) Earnings Per Share Before Cumulative Effect of Change in Accounting Principle and Discontinued Operations	(0.98)	(4.53)	(0.42)	0.33	0.32
Basic (Loss) Earnings Per Share	(0.95)	(4.56)	(0.39)	0.17	0.32
Diluted (Loss) Earnings Per Share Before Cumulative Effect of Change in Accounting Principle and Discontinued Operations	(0.98)	(4.53)	(0.42)	0.32	0.32
Diluted (Loss) Earnings Per Share	(0.95)	(4.56)	(0.39)	0.17	0.31

(In thousands)	As of April 30,
	2004	2003	2002	2001	2000
Balance Sheet Data:
Working Capital	$30,385	$49,226	$84,532	$91,750	$87,552
Total Assets	134,085	146,264	206,476	206,944	194,639
Short-Term Debt	9,947	4,633	5,237	8,464	9,216
Long-Term Obligations	75,400	83,775	81,625	85,652	70,397
Shareholders’ (Deficit) Equity	(9,077)	5,459	70,684	66,390	64,975

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Risk Factors and Uncertainties

Impact of Financial Condition on Business.    Our overall financial position has impacted our terms of sale with customers. Where our standard terms of sale require deposits upon contract execution and significant payment prior to shipment, some customers who order systems with long-lead times have been reluctant to remit the necessary funds or have required that we provide security in the form of standby letters of credit. We currently cannot provide standby letters of credit with maturities extending beyond the August 1, 2005 maturity of our senior credit facility. As a result, we may have to continue to accept less than favorable terms on customer orders.

History of Losses and Potential for Future Losses.    Our net loss for the fiscal year ended April 30, 2003 and 2004 was $70.0 million and $14.6 million, respectively. As described in this section and the notes to the financial statements, in May 2003, we began an 18-month plan to significantly restructure our operations. We believe these restructuring and the related cost-cutting initiatives will reduce overall spending. If our restructuring efforts fail to adequately reduce costs, or if our sales are less than we project, we will continue to incur losses in future periods. Economic weakness in our served markets may adversely affect our ability to meet our sales projections.

Compliance with Current Financing Arrangements.    We are operating under an amended credit agreement with our senior lenders and an amended note agreement with our subordinated lender. The agreement with our senior lenders expires August 1, 2005 and sets forth specific financial covenants to be attained on a quarterly basis. Our subordinated lender has amended the subordinated note agreement. The revised covenants are similar to the covenants in the amended senior credit facility. In the event of default, the senior and subordinated lenders (together, the “Lenders”) may limit our access to borrow funds as needed. Our ability to continue operating is dependent on the Lenders’ willingness to grant access to funds. If we are unable to obtain the necessary funds, our ability to continue operations would be seriously impaired unless we are able to obtain alternative financing from another source. In the event of a default, obtaining alternative financing is unlikely, especially in the short term, given our current financial position. We may be unable to achieve our projected operating results and maintain compliance with the loan covenants which would trigger an event of default with our Lenders. In an event of default, the Lenders would be in the position to exercise default remedies which include applying a default interest rate and acceleration of payment schedules for our outstanding debt. If the debt were called in such a manner, it is unlikely we would be able to pay off our Lenders and we would be subject to the authority of our Lenders as provided in the credit agreement and also in the amended subordinated note agreement. Our Lenders may pursue any number of plans to reduce the outstanding debt, including, in certain circumstances, a liquidation of some or all of our assets.

Satisfaction of Subordinated Debt.    The $35 million initial principal amount of notes issued under the Note Agreement mature in two installments of $17.5 million each on April 30, 2007 and 2008. Our subordinated lender has agreed to defer and capitalize the semi-annual interest remittances due from April 30, 2003 through April 30, 2005, which total $13.2 million, less the $1.0 million paydown that we made concurrent with the signing of the amendment to the Note Agreement in July 2003, as a component of the principal balance outstanding. This unpaid interest accrues interest at the rate of 15%. In order to satisfy these obligations and to obtain favorable senior financing, we may be required to enter into transactions which could be dilutive to current shareholders such as converting the subordinated debt into equity or selling additional equity. It is likely that we will not generate sufficient cash from operations to pay installments due on either April 30, 2007 and 2008. Any agreement that we reach with the subordinated lender could have a material impact on the Company, including dilution to existing shareholders.

Additional Capital.    Our credit facilities may not provide us with sufficient capital to pursue all the business opportunities that may be available to us. In addition, the amended credit agreement expires on August 1, 2005 and we will need to seek either replacement debt, equity financing or a combination of both. There is no assurance that such financing will be available, or if it is available, that it will be on acceptable terms or that it will be sufficient in amount. Both senior and subordinated credit facilities require payment of significant additional fees if certain reductions in outstanding debt levels do not occur.

Retention and Replacement of Key Management.    Given our current financial position and substantial losses, we may lose key management personnel and encounter difficulties replacing these positions. We may have to incur greater costs to attract replacement personnel.

Intellectual Property Rights.    We defend our intellectual property rights because unauthorized copying and sale of our proprietary equipment and consumables represents a loss of revenue to us. From time to time we also receive notices from others claiming we infringe their intellectual property rights. The number of these claims may grow in the future, and responding to these claims may require us to stop selling or to redesign affected products, or to pay damages. See Note 13 to Consolidated Financial Statements for further discussion of contingencies.

Current Events

Lender Update.    Effective July 28, 2004, we amended our current credit agreement with our senior lenders. This amendment extends the credit facility’s expiration to August 1, 2005 and bears interest at the bank’s prime rate in effect from time to time plus 4% (currently 8.00%) through October 31, 2004 with stepped quarterly increases of 100 basis points beginning November 1, 2004. The agreement sets forth specific financial covenants to be attained on a quarterly basis, which we believe, based on our financial forecasts, are achievable.

On July 28, 2004, our subordinated lender amended the covenants of the subordinated note agreement in a similar fashion to those covenants agreed to by the senior lenders and will continue to allow the capitalization of the required semi-annual interest payments at October 31, 2004 and April 30, 2005, which total $5.3 million. Any unpaid interest accrues further charges at the rate of 15%.

Restructuring.    Since May 2003, we have been executing on a plan intended to return us to profitability through reductions in headcount, consolidation of facilities and operations, and closure or divestiture of selected operations. We further evaluated the workforce and skill levels necessary to satisfy the expected future requirements of the business. As a result, we have implemented plans to eliminate redundant positions and realign and modify certain roles based on skill assessments. We have recorded restructuring charges of $4.8 million for the year ended April 30, 2004, which are shown in the table below (in thousands):

Year Ended April 30, 2004
Severance benefits	$652
Facility exit costs	1,058
Professional fees	1,520
Inventory write-downs	1,025
Other	521

$4,776

These charges included employee severance related costs for approximately 48 individuals. The fiscal 2004 reductions to-date in the global workforce were made across manufacturing, engineering as well as general and administrative functions. We have also recorded facility exit costs for the year ended April 30, 2004 primarily as a result of consolidating our two Kent facilities into one facility, vacating the manufacturing warehouse portion of our Flow Europe facility and reducing the space utilized in our Swedish manufacturing facility. We incurred professional fees associated with the restructuring of our debt in July 2003 and 2004. In addition, we scrapped some obsolete parts, returned surplus parts to vendors or sold parts to third parties, in conjunction with the shutdown of our manufacturing operation in Europe and standardization of our product line. See restructuring accrual information in Note 15 to Consolidated Financial Statements.

In February 2003 we entered into a relationship with The Food Partners, LLC, an investment banking firm specializing in the food industry, to develop and implement value-maximizing strategic alternatives for Avure. When we did not receive an acceptable offer for the business, we terminated the relationship with The Food Partners, LLC and made an interim decision to downsize the business and continue the operation of Avure. Recent orders of our food processing and General Press product lines will utilize available capacity at current manufacturing levels through December 2004. We continue to review the best options for Avure.

Operational Data as a Percentage of Sales

	Year Ended April 30,
	2004	2003	2002
Sales	100%	100%	100%

Cost of Sales	63%	75%	61%

Gross Margin	37%	25%	39%

Expenses:

Marketing	16%	25%	18%

Research & Engineering	6%	9%	8%

General & Administrative	13%	16%	10%

Restructuring Charges	3%	—%	—%

Impairment Charges	—%	8%	2%

	38%	58%	38%

Operating (Loss) Income	(1)%	(33)%	1%

Interest Expense, net	(7)%	(8)%	(5)%

Other Income (Expense), net	2%	(3)%	(1)%

Loss Before (Provision) Benefit for Income Taxes	(6)%	(44)%	(5)%

(Provision) Benefit for Income Taxes	(3)%	(5)%	2%

Loss Before Discontinued Operations	(9)%	(49)%	(3)%

Discontinued Operations, Net of Tax	1%	—%	—%

Net Loss	(8)%	(49)%	(3)%

Operational Overview:

Dollars in thousands	Year ended April 30, 2004			Year ended April 30, 2003			Year ended April 30, 2002
	Waterjet	Avure	Consolidated	Waterjet	Avure	Consolidated	Waterjet	Avure	Consolidated
Sales	$132,861	$44,748	$177,609	$121,833	$22,282	$144,115	$127,763	$49,127	$176,890
Cost of Sales	83,604	28,366	111,970	88,259	19,815	108,074	79,029	28,790	107,819

Gross Margin	49,257	16,382	65,639	33,574	2,467	36,041	48,734	20,337	69,071
Operating Expenses	50,934	16,176	67,110	60,407	22,291	82,698	49,331	18,318	67,649

Operating (Loss) Income	$(1,677)	$206	$(1,471)	$(26,833)	$(19,824)	$(46,657)	$(597)	$2,019	$1,422

Sales Summary:

Dollars in thousands	Year ended April 30,			Year ended April 30,
	2004	2003	% Change	2003	2002	% Change
Operational breakdown:

Waterjet:
Systems	$85,015	$76,346	11%	$76,346	$88,995	(14)%
Consumable parts and services	47,846	45,487	5%	45,487	38,768	17%

Total	132,861	121,833	9%	121,833	127,763	(5)%

Avure:
Fresher Under Pressure	15,297	4,851	215%	4,851	11,917	(59)%
General Press	29,451	17,431	69%	17,431	37,210	(53)%

Total	44,748	22,282	101%	22,282	49,127	(55)%

	$177,609	$144,115	23%	$144,115	$176,890	(19)%

Geographic breakdown:
United States	$97,546	$79,450	23%	$79,450	$95,853	(17)%
Rest of Americas	13,004	15,673	(17)%	15,673	13,364	17%
Europe	46,557	31,326	49%	31,326	52,757	(41)%
Asia	20,502	17,666	16%	17,666	14,916	18%

	$177,609	$144,115	23%	$144,115	$176,890	(19)%

Results of Operations

We analyze our business based on the utilization of ultrahigh-pressure, either as released pressure or contained pressure. The released pressure portion of our UHP business, Waterjet, is comprised of the following segments: North America Waterjet, Asia Waterjet, Other International Waterjet and Other. The contained pressure operation, Avure, is made up of the Food, North America Press and International Press segments.

Fiscal 2004 Compared to Fiscal 2003

Sales

Waterjet.    The Waterjet operation includes cutting and cleaning operations, which are focused on providing total solutions for the aerospace, automotive, job shop, surface preparation (cleaning) and paper industries. For the year ended April 30, 2004, Waterjet revenue increased $11.1 million or 9% to $132.9 million from $121.8 million in the prior year, fueled by market demand for our dynamic waterjet and improved global market conditions in the primary industries we serve. Domestically, we recorded a $3.3 million or 6% revenue increase over the prior year period for sales of our standard waterjet cutting systems, as compared to the domestic machine cutting tool market, which recorded a year over year improvement of 12%, according to the Association for Manufacturing Technology (“AMT”). We do not believe that our shapecutting equipment business is as subject to cyclical fluctuations as the traditional methods tracked by the AMT. The broader machine tool market is recovering from historical lows. Our waterjets are experiencing continued acceptance in the marketplace from their flexibility and superior machine performance. This recent increase in domestic revenues was further enhanced by improved demand in the domestic automotive and aerospace sectors which included an expansion of our cutting cell applications to non-automotive customers. For the year ended April 30, 2004, domestic Waterjet revenues were $70.4 million, up $7.2 million or 11% from $63.2 million for the prior year.

Outside the U.S., Waterjet revenue growth was positively influenced by growth in Asian revenues which were up $2.8 million or 16% for the year ended April 30, 2004 to $20.5 million, compared to $17.7 million in the prior year. These increases were driven largely by sales in Japan where we experienced strong demand for our surface preparation and shapecutting systems. Within our Other International Waterjet segment, revenues from our European operations have improved by $3.0 million or 14% to $24.6 million during fiscal 2004. Market specific pricing and standardization of system offerings and a recovering European marketplace contributed to this improvement. We are typically able to sell our products at higher prices outside the U.S. due to the costs of servicing these markets. As much of our product is manufactured in the U.S., the weakness of the U.S. dollar also helped strengthen our foreign revenues.

We also analyze our Waterjet revenues by looking at system sales and consumable sales. Systems revenues for the year ended April 30, 2004 were $85.0 million, an increase of $8.7 million or 11%, compared to the prior fiscal year due to strong global sales from recovering economic conditions fueled by a weaker U.S. dollar. Consumables revenues also recorded an improvement of 5% or $2.3 million to $47.8 million for the year ended April 30, 2004, compared to the prior year consumable revenue of $45.5 million. This is due to increased machine utilization by our customers in North and South America and Asia, all of which led to higher parts consumption. Consumables revenue continues to be positively impacted by our proprietary productivity enhancing kits and improved parts availability as well as the introduction of Flowparts.com, our easy-to-use internet order entry system.

Avure.    The Avure operation includes the Fresher Under Pressure technology as well as General Press operations. Fresher Under Pressure meets the increasing demand in the U.S. for a post packaging, terminal pasteurization-like step (e.g. packaged ready-to-eat meats); the demand for high quality, minimally processed foods (e.g. fresh guacamole and salsas); and the demand to utilize the productivity enhancing capabilities of UHP in food processing (e.g. shellfish), while the General Press business manufactures systems which produce and strengthen advanced materials for the aerospace, automotive and medical industries. For the year ended April 30, 2004, revenues for Fresher Under Pressure were $15.3 million, representing a $10.4 million, or 215% improvement, compared to the prior year’s revenue of $4.9 million. A portion of this increase can be attributed to the reversal in the prior year of $4.3 million of percentage of completion revenue previously recognized on three food systems (one customer) based on the customer’s failure to fulfill its obligations under the contract terms. Additionally, in fiscal 2004, we were able to record revenue on fiscal 2003 orders where we delivered already-completed systems. These orders did not qualify for percentage of completion accounting and the corresponding revenue was recognized upon delivery and acceptance in fiscal 2004 of the systems that were sold.

For the year ended April 30, 2004, General Press revenues increased 69% or $12.0 million from $17.4 million for the prior year to $29.4 million, on stronger order volume and production. The majority of this revenue increase occurred in Europe and, accordingly, net consolidated revenues in Europe have increased over the prior year. General Press revenues will vary from year to year due to the nature of its sales and production cycle. The sales and production cycle on a General Press can range from one to four years.

Cost of Sales and Gross Margins.    Gross margin for the year ended April 30, 2004 amounted to $65.6 million or 37% of revenues, as compared to gross margin of $36.0 million or 25% of revenues in the prior year. Fiscal 2003 gross margin was negatively impacted by a number of adjustments posted during the third quarter of that year which totaled $11.1 million. Excluding these adjustments, the fiscal 2003 gross margin percentage would have been 33%. Generally, comparison of gross margin rates will vary year to year depending on the mix of sales, which includes special system, standard system and consumables sales. Gross margin rates on our systems sales are typically less than 45% as opposed to consumables sales which are in excess of 50%. On average, standard systems carry higher margins than the custom engineered systems, which include General Presses. Waterjet margins represented $49.2 million of the overall margin or 37% of Waterjet revenues and Avure margins amounted to $16.4 million or 37% of Avure revenues. Waterjet gross margin improved on better overhead absorption in light of higher sales volumes in the year and on fiscal 2003 inventory valuation adjustments. Avure gross margins increased on improved production volumes and prior year adjustments related to percentage of completion and inventory valuation.

Marketing Expenses.    Marketing expenses decreased $7.8 million or 21% to $28.4 million for the year ended April 30, 2004, as compared to the prior year marketing expenses of $36.2 million. The decrease stems primarily from the fiscal 2003 increase in the allowance for doubtful accounts of $4.1 million recorded based on our previous assessment of the financial conditions of our individual customers and general marketplace conditions. We have also implemented cost justification measures during fiscal 2004 aimed at providing return on invested marketing dollars. The remainder of the decrease is attributable to the cost of participation by Waterjet at the 2003 bi-annual IMTS tradeshow. Expressed as a percentage of revenue, marketing expenses were 16% and 25% for the years ended April 30, 2004 and 2003, respectively.

Research and Engineering Expenses.    Research and engineering expenses decreased $2.8 million or 21% to $10.7 million for the year ended April 30, 2004, as compared to the prior year’s research and engineering expenses of $13.5 million. This reduction is related to the timing of research and development work and the increased use of engineers on revenue generating projects. Expressed as a percentage of revenue, research and engineering expenses were 6% and 9% for the years ended April 30, 2004 and 2003, respectively.

General and Administrative Expenses.    General and administrative expenses increased $1.1 million or 5% to $23.3 million for the year ended April 30, 2004, as compared to the prior year’s general and administrative expenses of $22.2 million. The increase is attributable to higher costs of doing business as a public company following the enactment by Congress of the Sarbanes-Oxley Act of 2002 and includes increased directors’ and officers’ liability insurance as well as higher consulting costs for internal control work and other special projects. In addition, we resumed the compensation of our Board members in fiscal 2004 and implemented a performance-based bonus plan. Expressed as a percentage of revenue, general and administrative expenses were 13% and 16% for the years ended April 30, 2004 and 2003, respectively.

Restructuring Charges.    During the year ended April 30, 2004, we incurred $4.8 million of restructuring-related costs, including severance, lease termination and consultant costs, primarily in the U.S., Germany and Sweden.

Impairment Charges.    There were no impairment charges in fiscal 2004. During fiscal 2003, we conducted a selected review of the carrying value of our goodwill. Statement of Financial Accounting Standard No. 142 (“FAS 142”), “Goodwill and Other Intangible Assets”, requires a company to perform impairment testing when certain “triggering” events affecting a business unit have taken place. The triggering events were the expectation of a sale or full or partial disposal of certain of our divisions and the continuing deterioration of the economic climate. Our review resulted in impairment charges of $7.1 million during the quarter ended January 31, 2003. The impairment resulted primarily from continued weakness in the automotive industry, as well as weakness in our European operations. With the assistance of a third party valuation firm, we prepared an analysis of the fair value of the Company’s reporting units for our required FAS 142 annual assessment. This assessment, performed as of April 30, 2003, revealed no further impairment. At April 30, 2003, we also conducted an impairment review of our long-lived assets in accordance with Statement of Financial Accounting Standard No. 144 (“FAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”. This review led to a $3.7 million impairment charge related primarily to the carrying value of the depreciable assets of Avure.

Operating Loss.    We recorded an operating loss of $1.5 million for the year ended April 30, 2004, as compared to a loss of $46.7 million in the prior year.

Interest and Other Income (Expense), Net.    Fiscal 2004 net interest expense increased $1.7 million or 15% to $13.0 million compared to the prior year of $11.3 million due to increased amounts of amortization of fees from our credit facilities and a higher weighted average cost of capital from interest charged on the deferred and capitalized semi-annual interest payments to our subordinated lender, John Hancock. Included in Other Income, net is a $2.6 million gain from the sale of our investment in WGI Heavy Minerals. In addition, the weaker dollar has positively impacted our foreign transactions and we have thus recorded currency gains of $1.6 million in fiscal 2004. As the U.S. dollar remains weak, this has also caused other changes in our balance sheet, including an increase in our goodwill and intangible assets due to the translation from foreign currencies. Included in Other Expense, net for the year ended April 30, 2003, are $2.1 million of realized foreign exchange transaction losses as well as a $1.2 million accrual related to a discount agreed to as part of the sale of a substantial portion of our long-term notes receivable to a financial institution.

Income Taxes.    We are providing for income taxes in jurisdictions where we have generated taxable income. During fiscal 2004, as a result of foreign asset collateral requirements and the amended credit agreements discussed in Note 8 to Consolidated Financial Statements, we were no longer able to permanently defer foreign earnings and recorded a $1.9 million liability for withholding taxes payable on future repatriation of foreign earnings. We also recorded a U.S. tax liability of $6.7 million on foreign earnings which we have decided to no longer permanently defer. The total $6.7 million tax liability is offset by a release of the valuation allowance. In addition, we continue to assess our ability to realize our net deferred tax assets. Recognizing the continued losses generated during the quarter and in prior periods, we have determined it appropriate to continue to maintain a valuation allowance on our domestic net operating losses, certain foreign net operating losses and certain other deferred tax assets based on the expected reversal of both deferred tax assets and liabilities. As of April 30, 2004, we had approximately $22.8 million of domestic net operating loss carryforwards to offset certain earnings for federal income tax purposes. All of these net operating loss carryforwards expire in fiscal 2023. Net operating loss carryforwards in foreign jurisdictions amount to $36.7 million and do not expire. See Note 9 to Consolidated Financial Statements for discussion of tax components.

Discontinued Operations, Net of Tax.    As of April 30, 2003, we held one of our service subsidiaries for sale and consequently showed its results of operations as discontinued operations for all periods presented. The sale of this subsidiary was consummated May 16, 2003 and resulted in cash proceeds of $1.8 million and a gain of approximately $650,000.

The weighted average number of shares outstanding used for the calculation of basic and diluted loss per share is 15,415,000 for fiscal 2004 and 15,348,000 for fiscal 2003.

Net Loss.    Our consolidated net loss for fiscal 2004 amounted to $14.6 million, or $.95 basic and diluted loss per share as compared to a net loss of $70.0 million, or $4.56 basic and diluted loss per share in the prior year.

Fiscal 2003 Comprehensive Financial Review.    During fiscal 2003, we revised our approach to receivable collection, inventory reduction and investigated other cash-generating initiatives in response to the continued declined in the economy and our highly leveraged position. We reviewed the carrying values of those assets that we expected to convert to cash in the short-term, as well as long-lived tangible and intangible assets and adjusted the carrying value of such assets to reflect their estimated current net realizable value. In addition, we conducted a review of potential liabilities. The total adjustments for the year ended April 30, 2003 are included in the Consolidated Statement of Operations. These adjustments, which are summarized below, were highly influenced by the economic environment our customers and we are facing.

•	We increased our allowance for doubtful accounts by $4.1 million. This increase was based on extensive collection efforts and the results of a worldwide receivable-by-receivable review, including evaluation of the impact of current economic conditions, which had restricted customers’ ability to pay their account balances.

•	We evaluated our ability to convert inventories, including evaluation and demonstration units, into cash in the short term by their sale or disposition. This evaluation led to a total adjustment of $5.4 million to arrive at the estimated net realizable value of our inventories.

•	We conducted a detailed review of the carrying value of our goodwill in accordance with FAS 142. The triggering events were the expectation of sale or full or partial disposal of certain of our divisions, the continuing deterioration of the economic climate, and our operating losses. Our review resulted in impairment charges of $7.1 million during the third quarter of fiscal 2003. The impairment resulted primarily from continued weakness in the automotive industry, as well poor performance at our European operations. Our required annual FAS 142 review as of April 30, 2003 led to no further impairment charges.

•	Although our former CEO remains obligated to perform consulting services through May 2005, the remaining term of his consulting contract, we determined that no significant future services are likely to be required of him. Therefore we accrued and charged to operations all remaining contractual fees and related benefits aggregating approximately $1.1 million.

•	During fiscal 2003, we sold $9.7 million of long-term notes receivable for $8.6 million. This discount of $1.1 million plus an additional accrual of $0.1 million on potential future notes available for sale were recorded in Other Expense, net.

•	We accrued an additional $1.5 million for potential losses related to several recourse/repurchase obligations on European sales. We have from time to time entered into recourse obligations with third party leasing companies. In response to continued concerns about the financial health of several customers, we revised our estimate of potential future exposure. Included in the $1.5 million accrual was $760,000 for the estimated loss on the repurchase and subsequent sale of a flex form press system, where we had a recourse obligation for a bankrupt customer. We sold this unit to an unrelated party in fiscal 2004.

•	We had deferred $0.8 million in professional fees associated with previous ongoing strategic transactions, consisting of a planned equity offering and spin-off of Avure. We have abandoned these plans and accordingly expensed all of these fees.

•	We reversed percentage of completion revenue previously recognized on three food systems (one customer) based on the customer’s failure to fulfill its obligations under the contract terms. The total revenue reversed in the third quarter of fiscal 2003 was $4.3 million with an associated gross margin of $2.3 million. We received new orders for which we plan to deliver already-completed systems from inventory. Accordingly, these specific contracts did not qualify for percentage of completion accounting and the corresponding revenue was recognized upon delivery and acceptance in fiscal 2004.

•	We assessed our ability to realize our net deferred tax assets. Recognizing the magnitude of the losses generated during the fiscal year, we determined it appropriate to establish a valuation allowance for our net deferred tax assets, with the exception of our Swedish operations, amounting to $5.3 million as well discontinuing, in the near term, any future recognition of deferred tax assets resulting from losses.

•	Based upon our proposed strategy to downsize and streamline our operations and convert non-core or excess assets to cash, we adjusted various other asset values and reserves to appropriately reflect their net realizable value on a prospective basis, in accordance with FAS 144. These adjustments totaled $9.1 million for the year.

Fiscal 2003 Compared to Fiscal 2002

Sales

Waterjet.    As a result of continued weakness in the machine tool market for the year ended April 30, 2003, Waterjet revenue decreased 5% to $121.8 million from $127.8 million in the prior year. Domestically, we recorded a $3.3 million or 6% revenue decrease over the prior year period, as compared to the domestic machine cutting tool market, which recorded a year over year decline of 19%, according to the Association for Manufacturing Technology. Our shapecutting equipment business continues to outperform the broader domestic market which demonstrates the ongoing application expansion that Flow waterjets are experiencing resulting from their flexibility and superior machine performance. This decrease in domestic revenues was further exacerbated by weak demand in the domestic automotive and aerospace sectors which was offset slightly by an expansion of our cutting cell applications to non-automotive customers. For the year ended April 30, 2003, domestic Waterjet revenues were $63.2 million, down 7% from $68.0 million for the prior year.

Outside the U.S., Waterjet revenue growth was positively influenced by Asia, whose revenues were up 18% for the year ended April 30, 2003 to $17.7 million, compared to $14.9 million in the prior year. These increases were driven largely by sales into China. Additionally, in Korea, changes in lending policies have provided capital to small and mid-sized businesses—Flow’s traditional customers. Our European operations have been negatively impacted over the past several months by the continued slowing of the overall economy and weakening customer financial stability. These marketplace conditions have resulted in a significant decrease in Waterjet’s revenues in Europe as compared to the prior fiscal year posting a decrease of $4.9 million or 20% to $20.1 million compared to $25.0 million in 2002. In an effort to offset any additional future impact, we have put in place a new general manager, changed our pricing structure and accelerated payment terms.

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

Avure.    As expected, a portion of the decrease in Avure’s revenues resulted from reduced General Press revenues. For the year ended April 30, 2003, General Press revenues were down 53% from $37.2 million for the prior year to $17.4 million. The majority of this revenue decrease occurred in Europe and accordingly net consolidated revenues in Europe are down over the prior year.

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

Cost of Sales and Gross Margins.    Gross margin for the year ended April 30, 2003 amounted to $36.0 million or 25% of revenues, as compared to gross margin of $69.1 million or 39% of revenues in the prior year. Fiscal 2003 gross margin was significantly impacted by a number of adjustments posted during our third quarter, which are described below. Generally, comparison of gross margin rates will vary year to year depending on the mix of sales, which includes special system, standard system and consumables sales. Waterjet margins represented $33.6 million of the overall margin or 28% of Waterjet revenues, while Avure margins amounted to $2.5 million or 11% of Avure revenues. Both of our business operations experienced decreased margins resulting in part from adjustments made to the carrying value of inventories to net realizable value, amounting to $6.4 million in both segments or 4% of revenues. Waterjet gross margin was further depressed by weak sales in the automotive and aerospace business which resulted in underabsorption of overhead costs. In addition, the weakened European economy has led to a change in estimate on several revenue projects in which we had a financial obligation to a third party. Gross margins were negatively impacted by $1.0 million due to increased revenue reserves based on this change in estimate. Additionally, the decrease in Avure gross margins dollars resulted from the revenue reversal of three units due to the customer’s failure to fulfill contractual obligations as well as an accrual for the anticipated loss of a general press unit on which the customer defaulted. These adjustments amounted to $3.7 million or 3% of total revenues.

Marketing Expenses.    Marketing expenses increased $4.8 million or 15% to $36.2 million for the year ended April 30, 2003, as compared to the prior year marketing expenses of $31.4 million. The increase stems primarily from an increase in the allowance for doubtful accounts recorded during the year as a result of our assessment of the financial conditions of our individual customers and general marketplace conditions. The remainder of the increase is attributable to the completion of the investment in the marketing organization and infrastructure of Avure, which now has a complete sales team, and the cost of participation by Waterjet at the bi-annual IMTS tradeshow. Expressed as a percentage of revenue, marketing expenses were 25% and 18% for the years ended April 30, 2003 and 2002, respectively.

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

General and Administrative Expenses.    General and administrative expenses increased $5.1 million or 30% to $22.2 million for the year ended April 30, 2003, as compared to the prior year’s general and administrative expenses of $17.1 million. These increases stemmed in part from the accrual of our former CEO’s severance, the write-off of previously deferred professional fees associated with an anticipated equity offering and recruitment and other expenses associated with the hiring of Stephen Light as the new President and CEO. Additionally, a portion of the increase was due to Avure’s executive management team being in place for the full year, and only part of the prior year, as well as additional costs associated with bank amendments. Expressed as a percentage of revenue, general and administrative expenses were 16% and 10% for the years ended April 30, 2003 and 2002, respectively.

Impairment Charges.    At January 31, 2003, we conducted a selected review of the carrying value of our goodwill. FAS 142 requires a company to perform impairment testing when certain “triggering” events affecting a business unit have taken place. The triggering events were the expectation of a sale or full or partial disposal of certain of our divisions and the continuing deterioration of the economic climate. Our review resulted in impairment charges of $7.1 million during the quarter ended January 31, 2003. The impairment resulted primarily from continued weakness in the automotive industry, as well as weakness in our European operations. With the assistance of a third party valuation firm, we prepared an analysis of the fair value of the Company’s reporting units for our required FAS 142 annual assessment. This assessment, performed as of April 30, 2003, revealed no further impairment. During the year ended April 30, 2002, we also recorded a goodwill impairment charge of $4.3 million due to weakness in the automotive industry. At April 30, 2003, we also conducted an impairment review of our long-lived assets in accordance with FAS 144. This review led to a $3.7 million impairment charge related primarily to the carrying value of the depreciable assets of Avure.

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

Discontinued Operations, Net of Tax.    As of April 30, 2003, we held one of our service subsidiaries for sale and have consequently shown its results of operations under discontinued operations for all periods presented. The sale of this subsidiary was consummated May 16, 2003 and resulted in cash proceeds of $1.8 million and a gain of approximately $650,000.

The weighted average number of shares outstanding used for the calculation of basic and diluted loss per share is 15,348,000 for fiscal 2003 and 15,234,000 for fiscal 2002.

Net Loss.    Our consolidated net loss for fiscal 2003 amounted to $70.0 million, or $4.56 basic and diluted loss per share as compared to a net loss of $6.0 million, or $0.39 basic and diluted loss per share in the prior year.

Liquidity and Capital Resources

We generated $12.3 million in cash from operations during fiscal 2004 as compared to $8.4 million in fiscal 2003. We generated cash of $20.1 million from changes in operating assets and liabilities, primarily from the reduction of inventories which generated $14.2 million in cash and from the collection of customer deposits totaling $4.6 million.

Net receivables are comprised of trade accounts and unbilled revenues. At April 30, 2004, our net receivables balance increased $10.3 million or 30% from the April 30, 2003 level of $34.6 million. In late fiscal 2003, we implemented credit and collection procedures to reduce the extension of credit beyond their due dates. This has led to a $3.5 million reduction in trade receivables from $31.1 million at April 30, 2003 to $27.6 million at April 30, 2004, an 11% decrease, on significantly higher revenue levels. However, the decrease in trade receivables was offset by an increase in unbilled revenues. Unbilled revenues increased from $8.5 million at April 30, 2003 to $22.0 million at April 30, 2004, a $13.5 million or a 158% increase. This increase is the result of stronger demand for our General Presses and food systems, as well as increased activity in the automotive and aerospace sectors. A significant portion of unbilled receivables relates to equipment and systems accounted for on a percentage of completion basis. Unbilled revenues fluctuate due to the scheduling of production and achievement of certain billing milestones. The increase in unbilled revenues is consistent with our expectations based on the factors above. Receivables can be negatively affected by the traditionally longer payment cycle outside the U.S. and the timing of billings and payments on large special system orders. We do not believe these timing issues will present a material adverse impact on our short-term liquidity requirements. Because of the lead-time to build and deliver such equipment, ultimate collection of such accounts can be subject to the business and economic conditions facing our customers.

Net inventories at April 30, 2004 decreased $14.5 million or 35% to $26.4 million from the April 30, 2003 level of $40.9 million due to our efforts to convert inventories to cash in the short term by their sale or disposition as well as our implementation of initiatives targeted at increasing inventory turns. Gross inventories decreased $16.3 million or 36% offset by a reduction of $1.8 million or 42% in the obsolescence reserve as we scrapped some obsolete parts, returned surplus parts to vendors or sold parts to third parties, in conjunction with the shutdown of our manufacturing operation in Europe and standardization of our product line.

Customer deposits have nearly doubled to $10.2 million at April 30, 2004, a $5.0 million increase over the April 30, 2003 balance of $5.2 million. We have been working with our customers on our terms of sale which require a substantial portion of any system to be paid prior to its shipment and have seen acceptance from some of our customers.

A substantial portion of our cash is held by divisions outside the U.S. The repatriation of offshore cash balances from certain divisions will trigger tax liabilities. During fiscal 2004, we decided to no longer permanently defer foreign earnings and recorded a $1.9 million liability for withholding taxes payable on future repatriation of foreign earnings. When cash balances are repatriated to the U.S., they will be used to pay down the senior credit facility.

While we have substantially completed the execution of our restructuring plan, our total commitments include restructuring cash expenditures of between $10 million and $11 million from May 2003 to February 2005. We have funded these commitments within our existing credit facilities as well as with our cash from operations. As of April 30, 2004, we have spent $7.9 million which includes completing the construction of our new $5.2 million Taiwanese facility, to which we had committed in July 2000. The facility construction was financed via three unsecured lines of credit with Taiwanese banks. We have also obtained collateralized long-term credit facilities and have drawn on these facilities in June 2004. We have used the proceeds to repay and permanently reduce the senior credit facility by $3.5 million. We anticipate funding the remaining restructuring cash commitments of between $2 million and $3 million within our existing credit facilities and with cash from operations. We expect that the benefits from our restructuring activities will be reflected in our operating results beginning with fiscal 2005 and, we believe, these changes should help us to achieve our forecasts.

In June 2004, we were subject to a value-added tax (“VAT”) audit in Germany. The audit concluded that we owed VAT of $1.3 million including interest. We had the liability accrued at April 30, 2004 and have remitted the payment to the German taxing authorities in July 2004.

Our senior credit agreement (“Credit Agreement”) is our primary source of external funding. At April 30, 2004, the balance outstanding on the Credit Agreement is $40.0 million against a maximum borrowing of $46.2 million. Our available credit at April 30, 2004, less $3.4 million in outstanding letters of credit, is $2.8 million.

On July 28, 2004, we signed an amendment to the current credit agreement (the “Amendment”). The Amendment provides for a revolving line of credit of up to $42.7 million and an extension of the credit agreement through August 1, 2005. The commitment reduces to $41.0 million at April 30, 2005. Interest rates under the credit facility are at Bank of America’s prime rate in effect from time to time plus 4% and increase by one percentage point each quarter beginning November 1, 2004. The prime rate at April 30, 2004 was 4.00%. The Amendment also requires a quarterly commitment fee of  1/2 of 1% (50 basis points) of the total commitment, and issuance of 150,000 detachable $.01 warrants as a fee. In addition, the Amendment specifies compliance with minimum EBITDA and collateral levels and provides limits for spending on research & engineering as well as capital expenditures. The Amendment also has provisions for mandatory commitment reductions in the event of a sale of assets outside the ordinary course of business or in the event of an equity event. Commitment level reductions are based on a percentage of the cash generated by these activities net of applicable fees.

We also amended our subordinated note agreement effective July 28, 2004. The subordinated lenders have also capitalized the semi-annual interest remittances due from October 31, 2004 through April 30, 2005, which total $5.3 million. This capitalized interest accrues at the rate of 15%. The subordinated lenders also received 150,000 detachable $.01 warrants as a fee. See Notes 8 and 18 to Consolidated Financial Statements.

Both senior and subordinated credit facilities require payment of significant additional fees if certain reductions in outstanding debt levels do not occur.

The Company has incurred losses during fiscal 2002, 2003 and 2004. In February 2003, we announced a comprehensive two-year restructuring plan intended to return the Company to profitability through reductions in headcount, consolidation of facilities and operations, and closure or divestiture of selected operations. We have been able to satisfy our needs for working capital and capital expenditures, due in part to our ability to access adequate financing arrangements. We expect that operations will continue, with the realization of assets and discharge of liabilities in the ordinary course of business. Compliance with future debt covenants requires us to meet our operating projections, which include achieving certain revenues, costs, consistent operating margins, and working capital targets.

We believe that our existing cash and credit facilities at April 30, 2004 are adequate to fund our operations through April 30, 2005. If we fail to achieve our planned revenues, costs and working capital objectives, management believes it has the ability to curtail capital expenditures and reduce costs to levels that will be sufficient to enable us to meet our cash requirements and debt covenants through April 30, 2005.

However, demand for our products and timing of cost reductions are difficult to project. Our restructuring initiatives may have unanticipated effects on our business. If we are unable to comply with the amended debt covenants, and our lenders are unwilling to waive or amend the debt covenants, certain components of our long-term obligations and notes payable would become callable, and we would be required to seek alternative financing. We are continuing to evaluate our current capital structure and may investigate alternative sources of financing. Alternative sources of financing may not be available if required or, if available, may not be on satisfactory terms. If we are unable to obtain alternative financing on satisfactory terms, it could have a material adverse effect on our business, and we may be required to curtail capital spending, further reduce expenses, and otherwise modify our planned operations including potentially discontinuing operations.

Presented below is a summary of contractual obligations and other minimum commercial commitments at April 30, 2004, by due date. See Notes 3, 8 and 13 to Consolidated Financial Statements for additional information regarding foreign currency contracts, long-term debt, and lease obligations, respectively.

(in thousands)	Maturity by Fiscal Year
	2005	2006	2007	2008	2009	Thereafter	Total
Contractual obligations not reflected on the balance sheet:
Foreign currency
Contracts (1)	$—	$—	$—	$—	$—	$—	$—
Inventory purchases (2)	2,351	—	—	—	—	—	2,351
Operating leases	3,978	3,482	3,095	2,448	1,704	5,269	19,976
Other (3)	582	214	137	56	56	56	1,101

Subtotal	6,911	3,696	3,232	2,504	1,760	5,325	23,428
Contractual obligations reflected in the balance sheet:
Long-term debt and notes payable	9,947	40,035	20,958	20,938	—	—	91,878

Total	$16,858	$43,731	$24,190	$23,442	$1,760	$5,325	$115,306

(1)	As these obligations were entered into as hedges, the majority of these obligations will be offset by losses/gains on the related assets, liabilities and transactions being hedged. As of April 30, 2004, the net settlement of the transactions and related hedges amounts to a gain of $354,000 which is included in Other Comprehensive Loss on the Consolidated Balance Sheet.
(2)	We have included inventory purchase commitments, which are legally binding and specify minimum purchase quantities. These purchase commitments do not exceed our projected requirements and are in the normal course of business. These commitments exclude open purchase orders.
(3)	These obligations include non-inventory vendor commitments, such as professional retainers and trade show commitments.

Long-term debt obligations, notes payable and lease commitments are expected to be met from working capital provided by operations and, as necessary, by other borrowings.

Our capital spending plans currently provide for outlays of approximately $2 million in fiscal 2005, primarily related to information technology spending. It is expected that funds necessary for these expenditures will be generated internally and through available credit facilities.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting estimates are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting estimates are limited to those described below. For a detailed discussion on the application of these estimates and our accounting policies, refer to Note 1 to Consolidated Financial Statements.

Revenue Recognition

For standard systems and consumable and services sales, we recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”. SAB 104 requires that revenue can only be recognized when it is realized or realizable and earned. Revenue generally is realized or realizable and earned when all four of the following criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criterion (4) is based on our judgments regarding the collectibility of those amounts. Should changes in conditions cause us to determine this criterion is not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

During the second quarter of fiscal 2004, we adopted EITF Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables” on a prospective basis. EITF 00-21, which was subsequently included in SAB 104, provides guidance on how to account for arrangements that involve the delivery or performance of single or multiple products, services and/or rights to use assets. For standard systems, our multiple deliverables are: (1) the standard system and (2) the installation thereof. If payment is contingent upon system installation and the system installation does not occur prior to a period end, the system revenue we recognize is the lesser of the cash received or the estimated relative fair value of the system. The adoption of EITF 00-21 did not have a significant effect on the consolidated financial statements.

For non-standard and long lead time systems, including the Avure operation, we recognize revenues using the percentage of completion method in accordance with Statement of Position 81-1 (“SOP 81-1”), “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” We use the cost to cost method, measuring the costs incurred on a project at a specified date, as compared to the estimated total cost of the project. Percentage of completion requires management to estimate costs to complete. Accordingly, modifications to estimates will impact percentage of completion revenues and associated gross margins. If, however, the time from order to install is less than three months, revenue is recognized under SAB 104. Revenues from equipment on lease are recognized as rental income in the period earned. Shipping revenues and expenses are recorded in revenue and costs of goods sold, respectively.

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

Impairment of Property and Equipment, Patents, Other Intangibles and Goodwill

We evaluate property and equipment, patents and other intangibles for potential impairment indicators when certain triggering events occur. Our judgments regarding the existence of impairment indicators are based on expected operational performance, market conditions, legal factors and future plans. If we conclude that a triggering event has occurred, we will compare the carrying values of the asset with the undiscounted cash flows expected to be derived from usage of the asset. If there is a shortfall and the fair value of the asset is less than its carrying value, we will record an impairment charge for the difference. We estimate fair value by using a discounted cash flow model. Any resulting impairment charge could have a material adverse impact on our financial condition and results of operations. Many factors will ultimately influence the accuracy of these estimates.

We evaluate goodwill for potential impairment indicators as of our fiscal year-end and when certain triggering events occur. Our judgments regarding the existence of impairment indicators are based on expected operational performance, market conditions, legal factors, and future plans. Future events could cause us to conclude that impairment indicators exist and that goodwill should be evaluated for impairment prior to our fiscal year-end. Our impairment evaluation is based on comparing the fair value of the operating division with its associated carrying value and any shortfalls would require us to record an impairment charge for the difference between the carrying value and implied value of goodwill. We determine fair value by using a discounted cash flow model. Any resulting impairment charge could have a material adverse impact on our financial condition and results of operations. Expected future operational performance is based on estimates and management’s judgment. Many factors will ultimately influence the accuracy of these estimates.

Legal Contingencies

At any time, we may be involved in certain legal proceedings. As of April 30, 2004, we have accrued our estimate of the probable costs for the resolution of these claims. This estimate has been developed in consultation with outside legal counsel and is based upon an analysis of potential outcomes, assuming a combination of litigation and settlement strategies. We do not believe these proceedings will have a material adverse effect on our consolidated financial position. However, it is possible that future results of operations or cash flows for any particular quarterly or annual period could be materially affected by changes in our assumptions, or the effectiveness of our strategies, related to these proceedings.

Item 7a.    Quantitative and Qualitative Disclosures About Market Risk:

Market risk exists in our financial instruments related to an increase in interest rates, adverse changes in foreign exchange rates relative to the U.S. dollar, as well as financial risk management and derivatives. These exposures are related to our daily operations.

Interest Rate Exposure—At April 30, 2004, we had $91.9 million in interest bearing debt. Of this amount, $41.9 million was fixed rate debt with an interest rate of 15% per annum. The majority of the remaining debt of $50.0 million was variable at a rate of prime + 4% or 8.00% at April 30, 2004. See Note 8 to the Consolidated Financial Statements for additional contractual information on our debt obligations. Market risk is estimated as the potential for interest rates to increase 10% on the variable rate debt. A 10% increase in interest rates would result in an approximate additional annual charge to our pretax profits and cash flow of $353,000. At April 30, 2004, we had no derivative instruments to offset the risk of interest rate changes. We may choose to use derivative instruments, such as interest rate swaps, to manage the risk associated with interest rate changes.

Foreign Currency Exchange Rate Risk—We transact business in various foreign currencies, primarily the Canadian dollar, the Eurodollar, the Japanese yen, the New Taiwan dollar, and the Swedish Krona. The assets and liabilities of our foreign operations, with functional currencies other than the U.S. dollar, are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. Aggregate transaction gains included in the determination of net loss amounted to $1.6 million for the year ended April 30, 2004. Based on our overall currency rate exposure at April 30, 2004, a near-term 10% appreciation or depreciation of the U.S. dollar would not have a significant effect on our financial position, results of operations and cash flows over the next fiscal year. At April 30, 2004, we had 20 forward exchange contracts to offset the risk of foreign currency exchange rate changes. We may continue to use derivative instruments, such as forward exchange rate contracts, to manage the risk associated with foreign currency exchange rate changes.

Item 8.    Financial Statements and Supplementary Data

The following consolidated financial statements are filed as a part of this report:

All other schedules are omitted because they are not applicable or the disclosures are made in the footnotes to the consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Flow International Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Flow International Corporation (“the Company”) and its subsidiaries at April 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As further described in Note 1, the Company adopted the provisions of EITF 00-21, “Revenue Arrangements with Multiple Deliverables”, effective August 1, 2003, and the provisions of FIN 46R, “Consolidation of Variable Interest Entities”, effective February 1, 2004.

/s/    PRICEWATERHOUSECOOPERS LLP

Seattle, Washington

August 10, 2004

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	April 30,
	2004	2003
ASSETS:
Current Assets:
Cash and Cash Equivalents	$11,734	$15,045
Restricted Cash	2,156	—
Receivables, net	44,860	34,600
Inventories, net	26,384	40,883
Deferred Income Taxes	536	957
Assets of Discontinued Operations	—	1,191
Other Current Assets	5,606	7,464

Total Current Assets	91,276	100,140

Property and Equipment, net	14,200	12,987
Intangible Assets, net	14,251	13,941
Goodwill	10,664	10,141
Other Assets	3,694	9,055

	$134,085	$146,264

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY:
Current Liabilities:
Notes Payable	$9,887	$4,610
Current Portion of Long-Term Obligations	60	23
Accounts Payable	15,123	12,250
Accrued Payroll and Related Liabilities	7,734	4,512
Taxes Payable and Other Accrued Taxes	4,212	1,590
Deferred Revenue	3,028	4,803
Customer Deposits	10,181	5,159
Other Accrued Liabilities	10,666	17,967

Total Current Liabilities	60,891	50,914

Long-Term Obligations, net	75,400	83,775
Other Long-Term Liabilities	4,511	3,791

	140,802	138,480

Commitments and Contingencies (Note 13)

Minority Interest	2,360	2,325

Shareholders’ (Deficit) Equity:
Series A 8% Convertible Preferred Stock—$.01 par value, 1,000,000 shares authorized, none issued
Common Stock—$.01 par value, 29,000,000 shares authorized, 15,702,759 shares outstanding at April 30, 2004 15,358,759 shares outstanding at April 30, 2003	157	154
Capital in Excess of Par	56,629	55,869
Accumulated Deficit	(55,432)	(40,806)
Accumulated Other Comprehensive Loss	(10,431)	(9,758)

Total Shareholders’ (Deficit) Equity	(9,077)	5,459

	$134,085	$146,264

The accompanying notes are an integral part of these consolidated financial statements.

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended April 30,
	2004	2003	2002
Sales	$177,609	$144,115	$176,890
Cost of Sales	111,970	108,074	107,819

Gross Margin	65,639	36,041	69,071

Operating Expenses:
Marketing	28,422	36,180	31,404
Research and Engineering	10,651	13,501	14,889
General and Administrative	23,261	22,202	17,060
Restructuring Charges	4,776	—	—
Impairment Charges	—	10,815	4,296

	67,110	82,698	67,649

Operating (Loss) Income	(1,471)	(46,657)	1,422
Interest Expense, net	(12,995)	(11,319)	(8,823)
Other Income (Expense), net	4,413	(4,333)	(2,276)

Loss Before (Provision) Benefit for Income Taxes	(10,053)	(62,309)	(9,677)
(Provision) Benefit for Income Taxes	(5,099)	(7,180)	3,290

Loss Before Discontinued Operations	(15,152)	(69,489)	(6,387)
Discontinued Operations, Net of Tax	526	(523)	391

Net Loss	$(14,626)	$(70,012)	$(5,996)

Loss Per Share
Basic and Diluted
Loss Before Discontinued Operations	$(.98)	$(4.53)	$(.42)

Discontinued Operations, Net of Tax	.03	(.03)	.03

Net Loss	$(.95)	$(4.56)	$(.39)

The accompanying notes are an integral part of these consolidated financial statements.

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended April 30,
	2004	2003	2002
Cash Flows from Operating Activities:
Net Loss	$(14,626)	$(70,012)	$(5,996)
Adjustments to Reconcile Net Loss to Cash Provided by Operating Activities:
Depreciation and Amortization	6,167	10,112	6,476
Deferred Income Taxes	888	6,138	(2,784)
Minority Interest	35	79	206
Gain on Sale of Equity Securities	(2,618)	—	—
Gain on Sale of Discontinued Operations	(650)	—	—
Provision for Losses on Trade Accounts Receivable	—	4,072	96
Provision for Slow Moving and Obsolete Inventory	—	2,554	188
Tax Effect of Exercised Stock Options	—	49	124
Stock Compensation	763	235	13
Impairment Charges	—	10,815	4,296
Loss on Disposal and Write-Down of Operating Assets	1,613	8,052	1,327
Other	682	958	733
Changes in Operating Assets and Liabilities:
Receivables	(9,291)	24,012	192
Inventories	14,177	2,245	9,071
Other Current Assets	1,399	2,777	(3,017)
Other Long-Term Assets	1,796	4,889	(7,104)
Accounts Payable	2,259	(618)	(2,394)
Accrued Payroll and Related Liabilities	2,981	(332)	(1,588)
Deferred Revenue	(1,869)	1,190	(230)
Customer Deposits	4,570	(2,750)	2,946
Other Accrued Liabilities and Other Accrued Taxes	3,425	4,951	6,900
Other Long-Term Liabilities	630	(1,016)	(2,604)

Cash Provided by Operating Activities	12,331	8,400	6,851

Cash Flows From Investing Activities:
Expenditures For Property and Equipment	(5,863)	(4,671)	(8,752)
Proceeds from Sale of Equity Securities	3,275	—	—
Proceeds from Sale of Discontinued Operations	1,837	—	—
Proceeds from Sale of Property and Equipment	—	2,176	—
Restricted Cash	(2,156)	—	—
Other	500	—	697

Cash Used in Investing Activities	(2,407)	(2,495)	(8,055)

Cash Flows from Financing Activities:
Borrowings (Repayments) Under Credit Agreement and Notes Payable, net	(11,546)	5,005	(24,791)
Payments of Long-Term Obligations	(1,054)	(4,877)	(8,654)
Borrowings on Long-Term Obligations	—	—	25,723
Proceeds from Issuance Of Warrants	—	—	9,277
Proceeds from Issuance Of Common Stock	—	428	1,631

Cash (Used in) Provided by Financing Activities	(12,600)	556	3,186

Effect of Exchange Rate Changes	(635)	1,464	(1,670)

(Decrease) Increase in Cash And Cash Equivalents	(3,311)	7,925	312
Cash and Cash Equivalents at Beginning of Period	15,045	7,120	6,808

Cash and Cash Equivalents at End of Period	$11,734	$15,045	$7,120

Supplemental Disclosures of Cash Flow Information
Cash Paid during the Year for:
Interest	$7,472	$8,161	$9,309
Income Taxes	2,940	2,179	1,395

Supplemental Disclosures of Noncash Financing Activity
Conversion of Interest Payable to Long-Term Obligations	$7,875	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

AND COMPREHENSIVE LOSS

(In thousands)

	Common Stock		Capital In Excess of Par	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity (Deficit)
	Shares	Par Value
Balances, April 30, 2001	15,103	$151	$44,115	$35,202	$(13,078)	$66,390

Components of Comprehensive Loss:
Net Loss				(5,996)		(5,996)
Realized Gain on Equity Securities Available for Sale, Net of Tax					925	925
Unrealized Loss on Cash Flow Hedges, Net of Tax					(10)	(10)
Cumulative Translation Adjustment					(1,670)	(1,670)

Total Comprehensive Loss						(6,751)

Exercise of Stock Options	179	2	1,629			1,631
Issuance of Stock Warrants			9,277			9,277
Other			137			137

Balances, April 30, 2002	15,282	153	55,158	29,206	(13,833)	70,684

Net Loss				(70,012)		(70,012)
Unrealized Gain on Equity Securities Available for Sale, Net of Tax					809	809
Unrealized Gain on Cash Flow Hedges, Net of Tax					20	20
Cumulative Translation Adjustment					3,246	3,246

Total Comprehensive Loss						(65,937)

Exercise of Stock Options	77	1	427			428
Stock Compensation			284			284

Balances, April 30, 2003	15,359	154	55,869	(40,806)	(9,758)	5,459

Components of Comprehensive Loss:
Net Loss				(14,626)		(14,626)
Reclassification Adjustment for Sale of Equity Securities, Net of Tax					(809)	(809)
Unrealized Gain on Cash Flow Hedges, Net of Tax					771	771
Cumulative Translation Adjustment, Net of Tax					(635)	(635)

Total Comprehensive Loss						(15,299)

Stock compensation	344	3	760			763

Balances, April 30, 2004	15,703	$157	$56,629	$(55,432)	$(10,431)	$(9,077)

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three years ended April 30, 2004

(All tabular dollar amounts in thousands, except per share and option amounts)

Note 1—The Company and Summary of Significant Accounting Policies:

Operations and Segments

Flow International Corporation (“Flow” or the “Company”) designs, develops manufactures, markets, installs and services ultrahigh-pressure (“UHP”) water pumps and UHP water management systems. Flow’s core competency is UHP water pumps. Flow’s UHP water pumps pressurize water from 40,000 to over 100,000 pounds per square inch (psi) and are integrated with water delivery systems so that water can be used to cut or clean material or pressurize food. Flow’s products include both standard and specialized waterjet cutting and cleaning systems together with the Fresher Under Pressure® food processing technology. In addition to UHP water systems, the Company provides automation and articulation systems and isostatic and flexform press systems. The Company provides technologically-advanced, environmentally-sound solutions to the manufacturing, industrial, marine cleaning and food markets.

The Company has changed its reportable segments from fiscal 2003 to fiscal 2004 to reflect a refined approach to managing and reporting the different global operations. The Company has identified seven reportable segments. Four segments, North America Waterjet, Asia Waterjet, Other International Waterjet and Other (together known as Waterjet), utilize the Company’s released pressure technology. The remaining three segments, Food, North America Press and International Press (together known as Avure), utilize the Company’s contained pressure technology. The Waterjet operation includes cutting and cleaning operations, which are focused on providing total solutions for the aerospace, automotive, job shop, surface preparation and paper industries. The Avure operation includes the Fresher Under Pressure food processing technology, as well as the isostatic and flexform press (“General Press”) operations. The Fresher Under Pressure technology provides food safety and quality enhancement solutions for food producers, while the General Press business manufactures systems which produce and strengthen advanced materials for the aerospace, automotive and medical industries. Equipment is designed, developed, and manufactured at the Company’s principal facilities in Kent, Washington, and at manufacturing facilities in Burlington, Canada; Columbus, Ohio; Hsinchu, Taiwan; Jeffersonville, Indiana; Wixom, Michigan and Västerås, Sweden. The Company markets its products to customers worldwide through its principal offices in Kent and its support offices in Argentina, Brazil, Canada, China, France, Germany, Italy, Japan, Korea, Spain, Sweden, Switzerland, Taiwan, and the United Kingdom.

Principles of Consolidation

The Consolidated Financial Statements include Flow International Corporation (“Flow” or the “Company”), and its wholly-owned subsidiaries, Flow Europe GmbH (“Flow Europe”), Foracon Maschinen und Anlagenbau GmbH & CO.KG (“Foracon”), Flow Asia Corporation (“Flow Asia”), Flow Automation Inc. (“Flow Automation”), Flow Japan Corporation (“Flow Japan”), Avure Technologies, Inc. (“Avure”), Flow Software Technologies Ltd. (“Flow Software”), Avure Technologies AB (“Avure AB”), formerly Flow Pressure Systems Västerås AB, Flow Holdings GmbH (SAGL) Limited Liability Company (“Flow Switzerland”), Spearhead Automated Systems (“Flow Robotic Systems”), Flow Latino Commercio Limitada (“Flow South America”), and a 50% owned joint venture, Flow Autoclave Systems, Inc. (“Flow Autoclave”). All significant intercompany transactions have been eliminated.

Liquidity

The Company has incurred losses during fiscal 2004, 2003 and 2002. The Company has been able to satisfy its needs for working capital and capital expenditures, due in part to its ability to access adequate financing arrangements. The Company expects that operations will continue, with the realization of assets and discharge of current liabilities in the ordinary course of business. Compliance with future debt covenants requires the Company to meet its operating projections, which include achieving certain revenues, costs, consistent operating margins, and working capital targets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2004

(All tabular dollar amounts in thousands, except per share and option amounts)

The Company believes that its existing cash and credit facilities at April 30, 2004 are adequate to fund its operations through April 30, 2005. If the Company fails to achieve its planned revenues, costs and working capital objectives, management believes it has the ability to curtail capital expenditures and reduce costs to levels that will be sufficient to enable the Company to meet its cash requirements and debt covenants through April 30, 2005.

However, demand for the Company’s products and timing of cost reductions are difficult to project. If the Company is unable to comply with the amended debt covenants, and the lenders are unwilling to waive or amend the debt covenants, certain components of the long-term obligations and notes payable would become callable, and the Company would be required to seek alternative financing. The Company is continuing to evaluate its current capital structure and may investigate alternative sources of financing. Alternative sources of financing may not be available if required or, if available, may not be on satisfactory terms. If the Company is unable to obtain alternative financing on satisfactory terms, it would have a material adverse effect on the Company’s business, and the Company would be required to curtail capital spending, further reduce expenses, and otherwise modify its planned operations including potentially discontinuing operations.

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”. SAB 104 requires that revenue can only be recognized when it is realized or realizable and earned. Revenue generally is realized or realizable and earned when all four of the following criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criterion (4) is based on the Company’s judgment regarding the collectibility of those amounts. Should changes in conditions cause us to determine this criterion is not met for future transactions, revenue recognized for any reporting period could be adversely affected.

During the second quarter of fiscal 2004, the Company adopted EITF Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables” on a prospective basis. EITF 00-21, which was subsequently included in SAB 104, provides guidance on how to account for arrangements that involve the delivery or performance of single or multiple products, services and/or rights to use assets. For standard systems, the Company’s multiple deliverables are: (1) the standard system and (2) the installation thereof. If payment is contingent upon system installation and the system installation does not occur prior to a period end, the system revenue recognized is the lesser of the cash received or the estimated relative fair value of the system. The adoption of EITF 00-21 did not have a significant effect on the consolidated financial statements. Revenue for consumables is recognized at the time of shipment. System sales are substantiated by signed customer contracts which quote a fixed price. Revenue related to the installation portion of a system sale is recognized when the service has been rendered. Collectibility of accounts is reasonably assured at the time of sale.

For non-standard and long lead time systems, including the Avure operation, the Company recognizes revenues using the percentage of completion method in accordance with Statement of Position 81-1 (SOP 81-1), “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Typical lead times for non-standard systems can range from six to 18 months. The Company uses the cost to cost method, measuring the costs incurred on a project at a specified date, as compared to the estimated total cost of the project. As manufacturing costs are incurred, a corresponding amount of unbilled revenue is recorded. The balance is reclassified to trade accounts receivable when a milestone is achieved and a customer billing is issued. The balance of trade accounts receivables and unbilled revenues will therefore vary based on the timing of completion on non-standard systems as well as the timing of the related billings to the respective customers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2004

(All tabular dollar amounts in thousands, except per share and option amounts)

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

Intangible Assets and Goodwill

Effective May 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 141 (“FAS 141”), “Business Combinations” and Statement of Financial Accounting Standards No. 142 (“FAS 142”), “Goodwill and Other Intangible Assets.” FAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangibles in a business combination be recognized as assets separate from goodwill. In accordance with FAS 142, the Company amortizes identified definite-lived intangible assets over their expected useful lives and does not amortize goodwill. At least once per year, the Company will compare the fair value of its reporting units, and, if necessary, the implied fair value of goodwill, with the corresponding carrying values. If necessary, the Company will record an impairment charge for any shortfall. The Company determines the fair value of its reporting units using a discounted cash flow model. If certain criteria are satisfied, the Company may also carry forward the fair value valuation from the prior year. In accordance with FAS 142, the Company conducted its annual impairment review of goodwill at April 30, 2004, which did not result in any impairment charges.

Intangible assets consist of acquired and internally developed patents and are amortized on a straight-line basis over the shorter of fifteen years, or the estimated remaining life of the patent. The total carrying amount of intangible assets was $26,100,000 and $24,351,000 at April 30, 2004 and 2003, respectively. Accumulated amortization was $11,849,000 and $10,410,000 at April 30, 2004 and 2003, respectively.

Aggregate amortization expense for the year ended April 30, 2004, 2003 and 2002 amounted to $1,439,000, $1,611,000, and $933,000, respectively. The estimated annual amortization expense is $1,100,000 for each year through April 30, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2004

(All tabular dollar amounts in thousands, except per share and option amounts)

During fiscal 2003, the Company conducted an interim detailed review of the carrying value of its goodwill. FAS 142 requires a company to perform impairment testing when certain “triggering” events affecting a business unit have occurred. The triggering events were the expectation of sale or full or partial disposal of certain Flow divisions and the continuing deterioration of the economic climate. The Company’s review resulted in impairment charges of $7.1 million during the quarter ended January 31, 2003. The impairment resulted primarily from continued weakness in the automotive industry, as well as poor performance at the Company’s European operations. The fair value of those reporting units and the estimated fair value of goodwill was estimated using the expected present value of future cash flows. During the year ended April 30, 2002, the Company recorded a $4.3 million goodwill impairment charge, resulting from weakness in the automotive industry.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standard No. 144 (“FAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amounts of assets may not be recoverable. The carrying value of long-lived assets is assessed for impairment by evaluating operating performance and future undiscounted cash flows of the underlying assets. Adjustments are made if the fair value, which the Company determines as the sum of the expected future net cash flows, is less than carrying value. Accordingly, actual results could vary significantly from such estimates. The Company’s review resulted in no impairment charges during the year ended April 30, 2004 and 2002 and charges of $3.7 million during the year ended April 30, 2003.

Fair Value of Financial Instruments

The carrying amount of all financial instruments on the balance sheet as of April 30, 2004 and 2003 approximates fair value. The carrying value of variable-rate long-term obligations and notes payable approximates the fair value because interest rates reflect current market conditions. When considered in discounted cash flow analysis, the carrying value of fixed-rate long-term obligations approximates the fair value.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2004

(All tabular dollar amounts in thousands, except per share and option amounts)

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

Minority Interest in Joint Venture

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” as revised in December 2003 by FIN 46(R). The new rule requires that companies consolidate a variable interest entity (“VIE”) if the company is subject to a majority of the risk of loss from the VIE’s activities, or is entitled to receive a majority of the entity’s residual returns or both. Based upon the Company’s analysis, the Company is associated with one VIE, Flow Autoclave, and has determined that it is the primary beneficiary and should, therefore, continue to include the VIE in its consolidated financial statements. Flow Autoclave is a joint venture with an unrelated third party and is involved with the domestic sales of the Company’s general press technology. Flow Autoclave’s sales to third party customers were less than 8% of the Company’s consolidated sales for the years ended April 30, 2004, 2003 and 2002. None of Flow Autoclave’s assets are collateralized on behalf of its obligations and the general creditors of Flow Autoclave do not have any recourse to the Company. The Company includes income or expense associated with the minority interest in its joint venture as part of Other Income (Expense), net in the accompanying Consolidated Statements of Operations. The implementation of FIN 46(R) in the fourth fiscal quarter of 2004 had no effect on the consolidated financial statements.

Foreign Currency Translation

The Company’s subsidiaries have adopted the local currency of the country in which they operate as the functional currency. All assets and liabilities of these foreign subsidiaries are translated at year-end rates. Income and expense accounts of the foreign subsidiaries are translated at the average rates in effect during the year. Adjustments resulting from the translation of Flow Asia, Flow Automation, Flow Europe, Foracon, Flow Japan, Flow South America, and Avure AB financial statements are recorded in the Accumulated Other Comprehensive Loss account in the Shareholders’ (Deficit) Equity section of the accompanying Consolidated Balance Sheets.

For the years ended April 30, 2004, 2003 and 2002, a net foreign exchange gain (loss) of $1.6 million, $(2.1) million, and $222,000, respectively, is included in Other Income (Expense), net, in the accompanying Consolidated Statements of Operations.

Basic and Diluted Loss Per Share

Basic loss per share represents net loss available to common shareholders divided by the weighted average number of shares outstanding during the period. Diluted loss per share represents net loss available to common shareholders divided by the weighted average number of shares outstanding including the potentially dilutive impact of stock options, where appropriate. Common stock options are converted using the treasury stock method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2004

(All tabular dollar amounts in thousands, except per share and option amounts)

The following table sets forth the computation of basic and diluted loss per share for the years ended April 30, 2004, 2003 and 2002:

	Year Ended April 30,
	2004	2003	2002
Numerator:
Net loss	$(14,626)	$(70,012)	$(5,996)

Denominator:
Denominator for basic loss per share—weighted average shares	15,415	15,348	15,234
Dilutive potential common shares from employee stock options	—	—	—
Dilutive potential common shares from warrants	—	—	—

Denominator for diluted loss per share—weighted average shares and assumed conversions	15,415	15,348	15,234

Basic and diluted loss earnings per share	$(0.95)	$(4.56)	$(0.39)

There were 2,089,412, 2,500,682 and 3,262,185 of potentially dilutive common shares from employee stock options and 860,000, 860,000 and 789,000 of potentially dilutive shares from warrants which have been excluded from the diluted weighted average share denominator for fiscal 2004, 2003 and 2002, respectively, as their effect would be anti-dilutive.

Stock-Based Compensation

At April 30, 2004, the Company has three stock-based employee compensation plans, which are described more fully in Note 10. The Company accounts for those plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation cost is reflected in the Company’s net loss to the extent options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant. Awards under the Company’s plans typically vest over two years. Therefore, the cost related to stock-based employee compensation included in the determination of net loss for the three years ended April 30, 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective of Financial Accounting Standards No. 123 (“FAS 123”), “Accounting for Stock Based Compensation”. The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all outstanding and unvested awards in each period:

	Year Ended April 30:
	2004	2003	2002
Net loss, as reported	$(14,626)	$(70,012)	$(5,996)
Add: Stock compensation included in net loss, net of related tax effects	504	155	9
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax related effects	(878)	(414)	(1,969)

Pro forma net loss	$(15,000)	$(70,271)	$(7,956)

Loss per share—basic and diluted:
As reported	$(0.95)	$(4.56)	$(0.39)
Pro forma	$(0.97)	$(4.58)	$(0.52)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2004

(All tabular dollar amounts in thousands, except per share and option amounts)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates that are susceptible to significant change in the near term are the percentage of completion estimates and the adequacy of the allowance for obsolete inventory, warranty obligations, doubtful accounts receivable, and deferred tax assets.

Reclassifications

Certain fiscal 2003 and 2002 amounts have been reclassified to conform to the 2004 presentation. These reclassifications had no effect on previously reported net income or cash flows.

Note 2—Warranty Obligations:

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

The following table shows the fiscal 2004 and 2003 activity for the Company’s warranty accrual:

Accrued warranty balance as of April 30, 2002	$552
Accruals for warranties on fiscal 2003 sales	1,262
Accruals related to pre-existing warranties (including changes in estimates)	495
Warranty labor and materials provided in fiscal 2003	(1,236)

Accrued warranty balance as of April 30, 2003	1,073
Accruals for warranties on fiscal 2004 sales	1,258
Warranty labor and materials provided in fiscal 2004	(1,127)

Accrued warranty balance as of April 30, 2004	$1,204

Note 3—Derivative Financial Instruments:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2004

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

Certain forecasted transactions and assets are exposed to foreign currency risk. The Company monitors its foreign currency exposures regularly to maximize the overall effectiveness of its foreign currency hedge positions. The currency hedged is the Swedish Krona. As of April 30, 2004, the Company had $354,000 of net pre-tax unrealized gains on foreign currency cash flow hedges of which $382,000 is expected to be realized into earnings over the next 12 months when the associated transactions are recorded as revenue. The actual amounts realized will vary based on future changes in foreign currency rates. The fair value of the forward exchange contracts is estimated by obtaining market rates from selected financial institutions.

The total notional amount of the forward exchange contracts at April 30, 2004 is $18.3 million and these expire at various times through June 2005.

The total notional amount of the forward exchange contracts at April 30, 2003 was $1.3 million and these expired at various times through April 2004.

Hedge ineffectiveness, determined in accordance with FAS 133, had no impact on earnings for the years ended April 30, 2004 and 2003. No fair value hedges or cash flow hedges were derecognized or discontinued for the years ended April 30, 2004 and 2003.

Derivative gains and losses included in Other Comprehensive Loss (OCL) are reclassified into earnings each period as the related transactions are recognized into earnings. During the three years ended April 30, 2004, the amount transferred from OCL to Other Income (Expense), net, was not significant.

Note 4—Investments:

In August 1992, the Company entered into a stock purchase agreement with Phenix and contributed cash and certain equipment valued at cost. This investment was accounted for under the cost method. At April 30, 2002, the Company wrote off its entire $484,000 investment as Phenix was in bankruptcy and the Company believed its investment was not recoverable and the assessment has not changed since. This write-down was included in Other Income (Expense), net.

In January 2004, the Company sold its investment in marketable securities of WGI Heavy Minerals for $3.3 million and realized a gain of $2.6 million on the transaction which is reflected in Other Income (Expense), net on the Consolidated Statement of Operations for the year ended April 30, 2004. All proceeds were used to pay down outstanding borrowings and permanently reduce the available borrowing capacity of the senior credit facility. In addition, the Company relinquished its seat on the Board of Directors of WGI Heavy Minerals. This investment was originally made to secure a long-term relationship with the Company’s supplier of its high quality garnet. Garnet is sold by the Company as a consumable used in abrasivejet cutting. All transactions with WGI Heavy Minerals were conducted on an arms-length basis at the then current market prices for garnet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2004

(All tabular dollar amounts in thousands, except per share and option amounts)

As of April 30, 2003, the value of the WGI investment was as follows:

April 30, 2003
Aggregate Fair Value	$1,858
Unrealized Gain, Net of Tax	809
Tax Component	392

In fiscal 2002, the Company recorded a pre-tax charge of $843,000 related to the other than temporary impairment of the investment in WGI Heavy Minerals as the stock price had decreased and remained below cost for a period exceeding six months.

Note 5—Receivables:

Receivables consist of the following:

	April 30,
	2004	2003
Trade Accounts Receivable	$27,649	$31,107
Unbilled Revenues	21,988	8,512

	49,637	39,619
Less Allowance for Doubtful Accounts	4,777	5,019

	$44,860	$34,600

Unbilled revenues do not contain any amounts which are expected to be collected after one year.

Note 6—Inventories:

Inventories consist of the following:

	April 30,
	2004	2003
Raw Materials and Parts	$14,849	$22,658
Work in Process	6,223	10,859
Finished Goods	7,811	11,702

	28,883	45,219
Less Provision for Slow-Moving and Obsolete Inventories	2,499	4,336

	$26,384	$40,883

Note 7—Property and Equipment:

Property and Equipment are as follows:

	April 30,
	2004	2003
Land and Buildings	$5,881	$300
Machinery and Equipment	34,368	32,150
Furniture and Fixtures	4,839	3,799
Leasehold Improvements	7,531	7,883
Construction in Progress	362	2,987

	52,981	47,119

Less Accumulated Depreciation and Amortization	38,781	34,132

	$14,200	$12,987

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2004

(All tabular dollar amounts in thousands, except per share and option amounts)

For the years ended April 30, 2004, 2003 and 2002, the Company capitalized interest of $8,000, $115,000, and $184,000 respectively.

In accordance with FAS 144, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amounts of assets may not be recoverable. The carrying value of long-lived assets are assessed for impairment by evaluating future operating performance and expected undiscounted cash flows of the underlying assets. Adjustments are made if the estimated fair value is less than carrying value. Accordingly, actual results could vary significantly from such estimates. The Company’s review resulted in no impairment charges during the years ended April 30, 2004 and 2002 and charges of $3.7 million during the quarter ended April 30, 2003 related to the Avure operation.

Note 8—Long-Term Obligations, Notes Payable and Liquidity:

Long-term obligations are as follows:

	April 30,
	2004	2003
Credit Agreement	$39,980	$56,423
Subordinated Debt	41,875	35,000
Term Loans Payable	136	23

	81,991	91,446
Less Original Issue Discount on Subordinated Debt	6,531	7,648
Less Current Portion	60	23

	$75,400	$83,775

Notes payable for Avure AB and Flow Asia	$9,887	$4,610

On July 28, 2004, the Company signed an amendment to its current credit agreement (the “Amendment”). The Amendment provides for a revolving line of credit of up to $42.7 million and an extension of the credit agreement through August 1, 2005. The commitment reduces to $41.0 million at April 30, 2005. Interest rates under the credit facility are at the Bank of America’s prime rate in effect from time to time plus 4% and increase by one percentage point each quarter beginning November 1, 2004. The prime rate at April 30, 2004 was 4.00%. The Amendment also requires a quarterly commitment fee of  1/2 of 1% (50 basis points) of the total commitment, and issuance of 150,000 detachable $.01 warrants as a fee. In addition, the Amendment requires compliance with minimum EBITDA and collateral levels and provides limits for spending on research & engineering as well as limits on capital expenditures. The Amendment also has provisions for mandatory commitment reductions in the event of a sale of assets outside the ordinary course of business or in the event of an equity financing. Commitment level reductions are based on a percentage of the cash generated by these activities net of applicable fees. The Company also pays an annual letter of credit fee equal to 5% of the amount available to be drawn under each outstanding letter of credit. The annual letter of credit fee is payable quarterly in arrears. The Company makes use of its credit facility to fund its operations during the course of the year. In fiscal 2004, the Company borrowed an aggregate of $30.0 million on the credit facility while repaying $46.5 million. In fiscal 2003 and 2002, the Company borrowed an aggregate of $53.2 million and $70.5 million, respectively, on the credit facility while repaying $52.0 million and $94.0 million, respectively. As of April 30, 2004, the Company had $2.8 million of domestic unused line of credit, subject to covenant restrictions. For recent developments on the Credit Agreement, see Note 18.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2004

(All tabular dollar amounts in thousands, except per share and option amounts)

In May 2001, the Company signed a $35 million subordinated debt agreement with The John Hancock Life Insurance Company and affiliated entities (“Hancock”). The agreement as previously amended requires semi-annual interest only payments at 15% and two equal principal payments due on April 30, 2007, and April 30, 2008. In addition, the Company issued 859,523 warrants to purchase Flow common stock at $.01 per share to Hancock. The warrants have been valued at $9.3 million and have been recorded as an original issue discount to the carrying value of the Long-Term Obligations in the accompanying Consolidated Balance Sheets. The fully vested warrants are amortized over the term of the debt and expire on April 30, 2008. The unamortized discount balance is $6.5 million and $7.6 million at April 30, 2004 and 2003, respectively. As of April 30, 2003, Hancock had agreed to capitalize required semi-annual interest payments, beginning with April 30, 2003, until April 30, 2004, which total $6.9 million. On July 28, 2004, Hancock amended the agreement to continue to capitalize interest through April 30, 2005, which totals an additional $5.3 million. All deferred and capitalized payments accrue interest at the rate of 15%. In addition Hancock received 150,000 detachable $.01 warrants as a fee. For recent developments on the Hancock Agreement, see Note 18.

Both senior and subordinated credit facilities require payment of significant additional fees if certain reductions in outstanding debt levels do not occur. The credit agreement and subordinated debt agreement are collateralized by a general lien on all of the Company’s assets. The Company is required to comply with certain covenants relating to the credit agreement, and subordinated debt agreement, including restrictions on dividends and transactions with affiliates, limitations on additional indebtedness, capital expenditures, research and engineering expenses, and maintenance of EBITDA ratios and collateral values. The Company was in compliance with all covenants during fiscal 2004.

The Company has been able to satisfy its needs for working capital and capital expenditures, due in part to its ability to access adequate financing arrangements. The Company expects that operations will continue, with the realization of assets and discharge of liabilities in the ordinary course of business. Compliance with amended future debt covenants for the credit agreement and the subordinated debt agreement requires the Company to meet its operating projections, which include achieving certain revenues and consistent operating margins. If the Company is unable to comply with the amended debt covenants, and the Company’s lenders are unwilling to waive or amend the debt covenants, amounts owed under the Company’s credit agreement and subordinated debt agreement would become current, and the Company would be required to seek alternative financing. Alternative sources of financing may not be available if required or, if available, may not be on terms satisfactory to the Company. If the Company is unable to obtain alternative financing on satisfactory terms, it could have a material adverse effect on the Company’s business, and the Company may be required to curtail capital spending, further reduce expenses and otherwise modify its planned operations.

The Company has accessed its three unsecured credit facilities in Taiwan to fund the construction of its new manufacturing facility. The total availability under these facilities is 160 million New Taiwanese Dollars ($4.8 million) and the facilities bear interest ranging from 1.6% to 2%. The credit facilities have maturities of between 12 and 36 months and can be extended for like periods, as needed, at the bank’s option. At April 30, 2004, $3.6 million is outstanding and is included in Notes Payable.

Notes Payable also include a $6.6 million (50 million Swedish Krona) Avure AB line of credit which is collateralized by trade accounts receivable and inventory, at an interest rate of Swedish prime (3.4% at April 30, 2004) plus 0.75%. The line of credit expires annually in December and is renewable in yearly increments at the bank’s option. As of April 30, 2004, Avure AB has approximately $0.3 million available under this credit facility.

Principal payments under all debt obligations for the next four years are as follows: $9,947,000 in 2005, $40,035,000 in 2006, $20,958,000 in 2007 and $20,938,000 in 2008. There are no principal payments due subsequent to 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2004

(All tabular dollar amounts in thousands, except per share and option amounts)

Note 9—Income Taxes:

The components of consolidated (loss) income before income taxes and the provision (benefit) for income taxes are as follows:

	Year Ended April 30,
	2004	2003	2002
Loss Before Provision (Benefit) for Income Taxes:
Domestic	$(16,708)	$(35,323)	$(10,185)
Foreign	6,655	(26,986)	508

Total	$(10,053)	$(62,309)	$(9,677)

The provision (benefit) for income taxes comprises:

	Year Ended April 30,
	2004	2003	2002
Current:
Domestic	$121	$—	$(2,155)
State and Local	87	68	139
Foreign	4,003	974	1,510

Total	4,211	1,042	(506)
Deferred	888	6,138	(2,784)

Total	$5,099	$7,180	$(3,290)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2004

(All tabular dollar amounts in thousands, except per share and option amounts)

Net deferred tax assets (liabilities) comprise the following:

	April 30, 2004	April 30, 2003
Current:
Accounts receivable allowances	$331	$297
Inventory capitalization	103	288
Obsolete inventory	613	718
Vacation accrual	262	226
Net operating loss carryover	537	957
Business tax credits	271	271
Other	(1)	—

Subtotal	2,116	2,757
Valuation allowance	(1,580)	(1,800)

Total Current Deferred Taxes	536	957

Long-term:
Fixed assets	520	1,727
Net operating loss carryover	19,872	22,118
Goodwill	554	733
State and foreign taxes	(491)	(491)
AMT credits	564	564
Unrealized loss	—	287
All other	1,909	1,321

Subtotal	22,928	26,259
Valuation allowance	(22,928)	(26,259)

Total Long-Term Deferred Taxes	—	—

Total Net Deferred Tax Assets	$536	$957

A reconciliation of income taxes at the federal statutory rate to the provision (benefit) for income taxes is as follows:

	Year Ended April 30,
	2004	2003	2002
Income taxes at federal statutory rate	(34.0)%	(34.0)%	(34.0)%
Extra territorial income exclusion	0.0	(0.3)	(1.8)
Foreign tax rate differences	3.1	1.2	(1.5)
Change in valuation allowances	(14.4)	44.0	(0.9)
State and local tax rate differences	0.6	0.1	1.0
Original issue discount amortization	3.4	0.5	2.2
Non deductible meals	0.4	0.1	0.9
Foreign earnings not previously subject to U.S. tax	66.4	0.0	0.0
Foreign withholding taxes	18.3	0.0	0.0
Minimum tax	1.2	0.0	0.0
Other	5.7	(0.1)	0.1

Income tax (benefit) provision	50.7%	11.5%	(34.0)%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2004

(All tabular dollar amounts in thousands, except per share and option amounts)

As of April 30, 2004, the Company had approximately $22.8 million of domestic net operating loss carryforwards to offset certain earnings for federal income tax purposes. All of these net operating loss carryforwards expire in fiscal 2023. Net operating loss carryforwards in foreign jurisdictions amount to $36.7 million and do not expire.

Since 2003, the Company has provided a full valuation allowance against its domestic net operating losses and certain foreign net operating losses. The Company also placed a valuation allowance against certain other deferred tax assets based on the expected reversal of both deferred tax assets and liabilities. During 2004, the valuation allowance was reduced by $3.6 million for net operating losses and other deferred tax assets realized this year.

In prior years a provision was not made for U.S. income taxes or foreign withholding taxes on undistributed earnings of foreign subsidiaries. In the fourth quarter of fiscal 2004, the Company was no longer able to permanently defer foreign earnings. As a result, the Company recorded a $1.9 million liability for withholding taxes payable on future repatriation of historical foreign earnings as of April 30, 2004. Subsequent to year end the Company repatriated $3.5 million from certain foreign subsidiaries and plans to continue to repatriate additional earnings in the future as a result of foreign asset collateral requirements and the amended credit agreements discussed in Note 8.

Note 10—Stock Options:

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

All options become exercisable upon a change in control of the Company. Options have a two-year vesting schedule, and are generally granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. The maximum term of options is 10 years from the date of grant. During late fiscal 1999 and early fiscal 2000, the Board of Directors of the Company approved options for 272,171 shares which were priced at fair market value on the dates of Board approval, subject however to shareholder approval of a planned increase in the shares available under the 1995 LTI Plan. The grant date for these options occurred at the August 1999 shareholder meeting. Based upon the difference in fair market value between the option strike price approved by the Board of Directors approval date and the fair value of the shares at the grant date, compensation expense of $0, $93,000 and $13,000 and was recorded during fiscal 2004, 2003 and 2002, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2004

(All tabular dollar amounts in thousands, except per share and option amounts)

The following chart summarizes the status of the options at April 30, 2004, which expire at various times through 2014:

	1987 Nonemployee Directors Plan	1991 SO Plan and 1995 LTI Plan	Total

Number of options outstanding	464,125	1,625,287	2,089,412
Number of options vested	464,125	1,411,174	1,875,299
Average exercise price per share of options outstanding	$10.19	$8.73	$9.05

The weighted-average fair values at the date of grant for options granted in fiscal 2004, 2003 and 2002 were estimated using the Black-Scholes option-pricing model, based on the following assumptions: (i) no expected dividend yields for fiscal years 2004, 2003 and 2002; (ii) expected volatility rates of 61.8%, 58.9% and 48.6% for fiscal 2004, 2003 and 2002, respectively; and (iii) expected lives of six years for fiscal 2004, 2003 and 2002. The risk-free interest rate applied to fiscal 2004, 2003 and 2002 was 3.9%, 3.7% and 4.8%, respectively.

The following table summarizes information about stock options outstanding at April 30, 2004:

Range of Exercise Prices	Number Outstanding at April 30, 2004	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at April 30, 2004	Weighted- Average Exercise Price
$2.69 - $7.99	345,715	7.84 years	$3.91	140,602	$4.55
$8.00 - $10.00	712,832	3.98 years	8.99	712,832	8.99
$10.01 - $12.25	1,030,865	5.73 years	10.82	1,021,865	10.82

Total:	2,089,412	5.48 years	$9.05	1,875,299	$9.65

The following table rolls forward the stock option activity for the years ended April 30:

	2004		2003		2002
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding—beginning of year	2,500,682	$9.26	3,262,185	$9.62	2,926,326	$9.40
Granted during the year:	42,500	2.10	263,140	3.68	530,645	10.08
Exercised during the year:	—	—	(77,000)	5.38	(178,682)	7.51
Forfeited during the year:	(453,770)	9.53	(947,643)	9.27	(16,104)	9.26

Outstanding, end of year	2,089,412	$9.05	2,500,682	$9.26	3,262,185	$9.62
Exercisable, end of year	1,875,299	$9.65	2,049,636	$9.87	2,306,845	$9.38
Weighted Average fair value of options granted during each period:		$1.26		$2.14		$5.29

During fiscal 2004 and 2003 the Company recorded non-cash compensation expense of $763,000 and $284,000, respectively, related to various compensatory arrangements which provide common stock or restricted stock units, rather than options, to the Board of Directors and executive management. In fiscal 2004, the nine non-employee Board of Directors became eligible to receive and were granted a combined annual $270,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2004

(All tabular dollar amounts in thousands, except per share and option amounts)

($30,000 each) worth of common stock. In addition, the Company entered into retention agreements with certain key executives which entitles them to stock grants that vest on December 31, 2006. The Company also implemented an incentive compensation program which pays 50% in common stock. There were no common stock grants during fiscal 2003. The January 2003 employment agreement with the CEO provides for annual restricted stock grants. These restricted stock grants vest on the earlier of the achievement of yearly performance targets or 10 years. There was no expense in fiscal 2002 related to these plans.

Note 11—Voluntary Pension and Salary Deferral Plan:

The Company has a 401(k) savings plan in which employees may contribute a percentage of their compensation. At its discretion, the Company may make contributions based on employee contributions and length of employee service. In October 2002, the Company discontinued its discretionary match to employees. Company contributions and expenses under the plan for the years ended April 30, 2004, 2003, and 2002 were $0, $452,000 and $869,000 respectively.

Note 12—Preferred Share Rights Purchase Plan:

On June 7, 1990 the Board of Directors of the Company adopted a Preferred Share Rights Purchase Plan, which Plan was amended and restated as of September 1, 1999. Pursuant to the Plan a Preferred Share Purchase Right (a “Right”) is attached to each share of Company common stock. The Rights will be exercisable only if a person or group acquires 10% or more of the Company’s common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 10% or more of the common stock. Each Right entitles shareholders to buy one one-hundredth of a share of Series B Junior Participating Preferred Stock (the “Series B Preferred Shares”) of the Company at a price of $45. If the Company is acquired in a merger or other business combination transaction, each Right will entitle its holder to purchase a number of the acquiring company’s common shares having a value equal to twice the exercise price of the Right. If a person or group acquires 10% or more of the Company’s outstanding common stock, each Right will entitle its holder (other than such person or members of such group) to receive, upon exercise, a number of the Company’s common shares having a value equal to two times the exercise price of the Right. Following the acquisition by a person or group of 10% or more of the Company’s common stock and prior to an acquisition of 50% or more of such common stock, the Board of Directors may exchange each Right (other than Rights owned by such person or group) for one share of common stock or for one one-hundredth of a Series B Preferred Share. Prior to the acquisition by a person or group of 10% of the Company’s common stock, the Rights are redeemable, at the option of the Board, for $.0001 per Right. The Rights expire on September 1, 2009. The Rights do not have voting or dividend rights, and until they become exercisable, have no dilutive effect on the earnings of the Company.

Effective October 29, 2003, Flow International Corporation amended its Preferred Share Purchase Rights Plan and the Rights issued pursuant to the Plan. The amendment modifies the definition of “Acquiring Person” to exclude certain persons who inadvertently acquire in excess of 10% of the outstanding common shares if such person enters into a standstill agreement in form and substance satisfactory to the Company and agrees to divest a sufficient number of shares of Common Stock so that such Person would no longer be an Acquiring Person within no more than one year from the date of such agreement.

The amended terms of the Rights are set forth in the Amendment No. 1 dated as of October 29, 2003 between Flow International Corporation and Mellon Investor Services LLC (formerly ChaseMellon Shareholder Services, L.L.C.) to the Amended and Restated Rights Agreement dated as of September 1, 1999 between Flow International Corporation and Mellon Investor Services LLC (formerly ChaseMellon Shareholder Services, L.L.C.). The Amended and Restated Rights Agreement is otherwise unchanged.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2004

(All tabular dollar amounts in thousands, except per share and option amounts)

In addition, Flow International Corporation entered into a Standstill Agreement with one of its equity holders dated as of October 29, 2003, whereby, among other things, this equity holder. has agreed to divest a sufficient number of shares of common stock so that it would no longer be an Acquiring Person under the Plan within one year from the date of such agreement.

Note 13—Commitments and Contingencies:

The Company rents certain facilities and equipment under agreements treated for financial reporting purposes as operating leases. The majority of leases currently in effect are renewable for periods of two to five years. Rent expense under these leases was approximately $4.9 million, $6.1 million, and $4.8 million for the years ended April 30, 2004, 2003 and 2002, respectively.

Future minimum rents payable under operating leases for years ending April 30 are as follows:

Year Ending April 30,
2005	$3,978
2006	3,482
2007	3,095
2008	2,448
2009	1,704
Thereafter	5,269

$19,976

The Company has been subject to product liability claims primarily through a former subsidiary that was sold in September 1997. To minimize the financial impact of product liability risks and adverse judgments, product liability insurance has been purchased in amounts and under terms considered acceptable to management.

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

During fiscal 2003, the Company was required to repurchase a previously sold industrial press from a bankrupt customer and the Company recorded a charge of $760,000. During the year ended April 30, 2004, the Company sold this industrial press to an unrelated party.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2004

(All tabular dollar amounts in thousands, except per share and option amounts)

Note 14—Discontinued Operations:

As of April 30, 2003, the Company reported one of its subsidiaries as a discontinued operation. This wholly owned subsidiary of the Company was involved in the decommissioning of oil wells. On May 16, 2003, the Company consummated the sale of the subsidiary’s assets, recording proceeds of $1.8 million and a gain on the sale of approximately $650,000. The Company retains no future interest in the subsidiary. The Company segregated this subsidiary’s assets as assets of discontinued operations on the April 30, 2003 Consolidated Balance Sheet and presented the subsidiary’s results of operations as discontinued operations, net of applicable taxes, on the Consolidated Statement of Operations for the three years ended April 30, 2004.

The operating results of discontinued operations, for the each of three years ended April 30, 2004, are summarized below:

	Year Ended April 30:
	2004	2003	2002
Net sales	$—	$1,215	$2,352
(Loss) income before tax	(188)	(792)	592
Net (loss) income	(124)	(523)	391

Assets of discontinued operations as of April 30, 2003 are shown below:

April 30, 2003
Receivables, net	$90
Inventories, net	154
Other Current Assets	3
Property and Equipment, net	649
Goodwill	276
Other Assets	19

$1,191

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2004

(All tabular dollar amounts in thousands, except per share and option amounts)

Note 15—Restructuring:

The following table summarizes accrued restructuring activity:

	Severance Benefits	Facility Exit Costs	Professional Fees	Other	Total
Q1 restructuring charge	$248	$—	$1,100	$—	$1,348
Q1 cash payments	(128)	—	(1,100)	—	(1,228)

Balance, July 31, 2003	120	—	—	—	120
Q2 restructuring charge	81	296	97	480	954
Q2 cash payments	—	—	(97)	(225)	(322)
Q2 charge-offs	—	—	—	(255)	(255)

Balance, October 31, 2003	201	296	—	—	497
Q3 restructuring charge	89	492	77	654	1,312
Q3 cash payments	(121)	(284)	(77)	(160)	(642)
Q3 charge-offs	—	(85)	—	(494)	(579)

Balance, January 31, 2004	169	419	—	—	588
Q4 restructuring charge	234	270	246	412	1,162
Q4 cash payments	(159)	(26)	(246)	(126)	(557)
Q4 charge-offs	—	—	—	(286)	(286)

Balance, April 30, 2004	$244	$663	$—	$—	$907

Since May 2003, the Company has been executing a plan intended to return it to profitability through reductions in headcount, consolidation of facilities and operations, and closure or divestiture of selected operations. The Company recorded net restructuring charges of $4.8 million during the year ended April 30, 2004. The Company incurred over $1.5 million in professional fees associated with the restructuring of its debt in July 2003 and 2004. The Company further evaluated the workforce and skill levels necessary to satisfy the expected future requirements of the business. As a result, the Company has implemented plans to eliminate redundant positions and realign and modify certain roles based on skill assessments. The Company also recorded net restructuring charges of $652,000 in employee severance related costs for approximately 48 individuals. The fiscal 2004 reductions to-date in the global workforce were made across manufacturing, engineering as well as general and administrative functions within the Company. The Company has also recorded $1,058,000 of facility exit costs for the year ended April 30, 2004 primarily as a result of consolidating its two Kent facilities into one facility, vacating the manufacturing warehouse portion of its Flow Europe facility and reducing space utilized in its Swedish manufacturing facility. In addition, the Company scrapped obsolete parts, returned surplus parts to vendors or sold parts to third parties, which totaled $1,025,000 and is included as charge-offs above, in conjunction with the shutdown of its manufacturing operation in Europe and standardization of its product line.

The remaining accrued severance costs of $244,000 as of April 30, 2004 will be paid over the next year; and the remaining accrued facility exit costs of $663,000, which consist of long-term lease commitments, net of expected sublease income, will be paid primarily over the next several years.

In February 2003, the Company entered into a relationship with The Food Partners, LLC, an investment banking firm specializing in the food industry, to develop and implement value-maximizing strategic alternatives for Avure. When the Company did not receive an acceptable offer for the business, the Company terminated the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2004

(All tabular dollar amounts in thousands, except per share and option amounts)

relationship with The Food Partners, LLC and made an interim decision to downsize the business and continue the operation of Avure. Recent orders of our food processing and General Press product lines will consume available capacity at current manufacturing levels through December 2004. The Company continues to review the best options for Avure.

Note 16—Selected Quarterly Financial Data (unaudited):

Fiscal 2004 Quarters	First	Second	Third	Fourth	Total
Sales	$37,182	$43,689	$42,382	$54,356	$177,609
Gross Margin	13,456	15,547	16,569	20,067	65,639

Loss Before Discontinued Operations	(7,697)	(3,270)	(1,139)	(3,046)	(15,152)
Net Loss	(7,171)	(3,270)	(1,139)	(3,046)	(14,626)

Loss Per Share:
Basic and Diluted
Loss Before Discontinued Operations	(.50)	(.21)	(.07)	(.20)	(.98)
Net Loss	(.47)	(.21)	(.07)	(.20)	(.95)

Fiscal 2003 Quarters	First	Second	Third	Fourth	Total
Sales	$40,034	$41,801	$30,546	$31,734	$144,115
Gross Margin	12,753	14,724	(467)	9,031	36,041

Loss Before Discontinued Operations	(4,069)	(8,865)	(41,282)	(15,273)	(69,489)
Net Loss	(3,980)	(8,858)	(41,619)	(15,555)	(70,012)

Loss Per Share:
Basic and Diluted
Loss Before Discontinued Operations	(.27)	(.58)	(2.69)	(.99)	(4.53)
Net Loss	(.26)	(.58)	(2.71)	(1.01)	(4.56)

Note 17—Operating Segment and Geographical Information:

The Company has determined that its operating segments are those based upon the manner in which internal financial information is produced and evaluated by the chief operating decision makers. Additionally, certain geographical information is required regardless of how internal financial information is generated.

The Company has changed its reportable segments from fiscal 2003 to fiscal 2004 to reflect a refined approach to managing and reporting the different global operations. The Company has identified seven reportable segments. Four segments, North America Waterjet, Asia Waterjet, Other International Waterjet and Other (together known as Waterjet), utilize the Company’s released pressure technology. The remaining three segments, Food, North America Press and International Press (together known as Avure), utilize the Company’s contained pressure technology. The Waterjet operation includes cutting and cleaning operations, which are focused on providing total solutions for the aerospace, automotive, job shop, surface preparation and paper industries. The Avure operation includes the Fresher Under Pressure food processing technology, as well as the isostatic and flexform press (“General Press”) operations. The Fresher Under Pressure technology provides food safety and quality enhancement solutions for food producers, while the General Press business manufactures systems which produce and strengthen advanced materials for the aerospace, automotive and medical industries. Segment operating results are measured based on operating income (loss).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2004

(All tabular dollar amounts in thousands, except per share and option amounts)

The table below presents information about the reported operating (loss) income and assets of the Company for the years ended April 30, 2004, 2003 and 2002. Asset information for the Food segment is not reported as the Company did not produce such information internally as of April 30, 2002.

	Waterjet				Avure
	North America Waterjet	Asia Waterjet	Other International Waterjet	Other	Food	North America Press	International Press	Eliminations	Total
2004
External sales	$59,044	$20,502	$28,160	$25,155	$15,296	$7,445	$22,007		$177,609

Operating (loss) income	$(4,871)	$5,299	$(2,921)	$335	$(2,462)	$9	$2,672	$468	$(1,471)

Total assets	$88,050	$27,587	$17,935	$12,265	$16,227	$4,802	$44,921	$(77,702)	$134,085

2003
External sales	$53,995	$17,667	$22,941	$26,892	$4,851	$7,668	$10,101		$144,115

Operating (loss) income	$(6,374)	$3,433	$(15,557)	$(8,503)	$(15,601)	$100	$(5,242)	$1,087	$(46,657)

Total assets	$107,448	$20,476	$30,190	$13,154	$15,062	$4,523	$44,390	$(88,979)	$146,264

2002
External sales	$59,254	$14,916	$30,568	$22,480	$11,087	$12,648	$25,937		$176,890

Operating income (loss)	$8,448	$2,105	$(5,934)	$(4,813)	$(6,053)	$753	$6,751	$165	$1,422

Total assets	$128,611	$16,794	$41,201	$23,783	$—	$6,179	$53,530	$(63,622)	$206,476

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2004

(All tabular dollar amounts in thousands, except per share and option amounts)

The table below presents the Company’s operations and other financial information by geographical region:

	United States	Europe	Asia	Other Foreign	Adjustments & Eliminations	Consolidated
Fiscal 2004
Sales:
Customers (1)	$97,546	$46,557	$20,502	$13,004	$—	$177,609
Inter-area (2)	13,917	15,051	1,214	365	(30,547)	—

Total sales	$111,463	$61,608	$21,716	$13,369	$(30,547)	$177,609

Long-Lived Assets	$12,355	$22,625	$7,068	$761		$42,809

Fiscal 2003
Sales:
Customers (1)	$79,450	$31,326	$17,666	$15,673	$—	$144,115
Inter-area (2)	12,499	600	1,166	72	(14,337)	—

Total sales	$91,949	$31,926	$18,832	$15,745	$(14,337)	$144,115

Long-Lived Assets	$17,455	$24,498	$3,172	$999		$46,124

Fiscal 2002
Sales:
Customers (1)	$95,853	$52,757	$14,916	$13,364	$—	$176,890
Inter-area (2)	17,926	14,298	1,350	856	(34,430)	—

Total sales	$113,779	$67,055	$16,266	$14,220	$(34,430)	$176,890

Long-Lived Assets	$35,091	$26,839	$2,006	$5,779		$69,715

(1)	U.S. sales to unaffiliated customers in foreign countries were $15.1 million, $12.5 million, and $6.5 million in fiscal 2004, 2003, and 2002, respectively.
(2)	Inter-area sales to affiliates represent products that were transferred between geographic areas at negotiated prices, which are consistent with the terms sales to third parties, that is, at current market prices. These amounts have been eliminated in the consolidation.

Note 18—Subsequent Events:

As described in Note 8, on July 28, 2004, the Company signed an amendment to the current credit agreement (the “Amendment”). The Amendment provides for an extension of the credit agreement through August 1, 2005.

On July 28, 2004, the Company signed an amendment to its subordinated debt agreement (the “Note Amendment”) with Hancock. The Note Amendment provides that Hancock will continue to capitalize the semi-annual interest remittances due through April 30, 2005, which total $12.2 million. Interest on all these capitalized payments will accrue at 15%.

In June 2004, the Company borrowed $4.1 million on its secured building credit facilities in Taiwan and repatriated $3.5 million to the U.S. which was used to permanently reduce the senior credit facility.

In July 2004, the Company remitted the value-added tax (“VAT”) payment, including interest, to the taxing authorities in Germany in response to an audit which concluded that the Company owed $1.3 million of VAT related to prior years. The Company had the liability accrued at April 30, 2004.

FLOW INTERNATIONAL CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

Classification	Balance at Beginning of Period	Additions		Deductions *	Balance at End of Period
		Charged to Costs and Expenses	Charged to Other Accounts
Year Ended April 30:

Allowance for Doubtful Accounts
2004	$5,019	$1,366	$(19)	$(1,589)	$4,777
2003	962	4,978	131	(1,052)	5,019
2002	866	651	(12)	(543)	962

Provision for Slow-Moving and Obsolete Inventories
2004	$4,336	$975	$—	$(2,812)	$2,499
2003	1,792	4,271	69	(1,796)	4,336
2002	1,904	348	—	(460)	1,792
* Write-offs of uncollectible accounts and disposal of obsolete inventory.

Classification	Balance at Beginning of Period	Net Change	Balance at End of Period
Year Ended April 30:

Valuation Allowance on Deferred Tax Assets
2004	$28,059	$(3,551)	$24,508
2003	615	27,444	28,059
2002	693	(78)	615

PART III

Item 10.    Directors and Executive Officers of the Registrant.

Information regarding directors and executive officers of the registrant is incorporated herein by reference from the Company’s Proxy Statement.

Item 11.    Executive Compensation.

Information regarding executive compensation is incorporated herein by reference from the Company’s Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference from the Company’s Proxy Statement.

Item 13.    Certain Relationships and Related Transactions.

Information regarding certain relationships and related transactions is incorporated herein by reference from the Company’s Proxy Statement.

Item 14.    Principal Accountant Fees and Services.

Information regarding fees paid to our principal accountant and our Audit Committee’s pre-approval policies and procedures is incorporated herein by reference from the Company’s Proxy Statement.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as a part of this report:

1.	Consolidated Financial Statements.

See Item 8 of Part II for a list of the Financial Statements filed as part of this report.

2.	Financial Statement Schedules.

See Item 8 of Part II for a list of the Financial Statement Schedules filed as part of this report.

3.	Exhibits. See subparagraph (c) below.

(b)	Reports on Form 8-K -

The Company filed a Form 8-K dated March 16, 2004 announcing that it had issued a press release posting third quarter fiscal 2004 results.

(c)	Exhibits.

Exhibit Number

3.1	Articles of Incorporation, filed with the state of Washington October 1, 1998. (Incorporated by reference to Exhibit 3.1 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 1999.)

3.2	By-Laws of Flow International Corporation. (Incorporated by reference to Exhibit 3.1 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 1999.)

4.1	Certificate of Designation of Series B Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 4.5 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 1990.)

4.2	Amended and Restated Rights Agreement dated as of September 1, 1999, between Flow International Corporation and ChaseMellon Shareholder Services, L.L.C. (Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated September 1, 1999.)

4.3	Warrant to Purchase Shares of Common Stock of Flow International Corporation. (Incorporated by reference to the registrant’s Current Report on Form 8-K dated June 12, 2001.)

10.1	Flow International Corporation 1987 Stock Option Plan for Nonemployee Directors, as amended. (Incorporated by reference to Exhibit 10.5 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 1994.)

10.2	Flow International Corporation 1995 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 2000.)

10.3	Flow International Corporation Voluntary Pension and Salary Deferral Plan and Trust Agreement, as amended and restated effective January 1, 2002. (Incorporated by reference to Exhibit 10.3 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 2003.)

10.4	Note Purchase Agreement dated as of April 30, 2001. (Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated June 12, 2001.)

10.5	Form of Change in Control Agreement. (Incorporated by reference to Exhibit 10.17 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 1996.)

Exhibit Number

10.6	First Amendment to Note Purchase Agreement dated October 31, 2001 among John Hancock Life Insurance Company, John Hancock Variable Life Insurance Company, Signature 4 Limited and Signature 5 L.P. and Flow International Corporation dated as of April 30, 2001. (Incorporated by reference to Exhibit 10.18 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 2002.)

10.7	Second Amendment to Note Purchase Agreement dated September 13, 2002 among John Hancock Life Insurance Company, John Hancock Variable Life Insurance Company, Signature 4 Limited and Signature 5 L.P. and Flow International Corporation dated as of April 30, 2001. (Incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002.)

10.8	Employment Agreement dated November 25, 2002 between Stephen R. Light and Flow International Corporation. (Incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2003.)

10.9	Second Amended and Restated Credit Agreement dated July 28, 2003 (Incorporated by reference to Exhibit 10.9 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 2003.)

10.10	Third Amendment to Note Purchase Agreement dated July 28, 2003 among John Hancock Life Insurance Company, John Hancock Variable Life Insurance Company, Signature 4 Limited and Signature 5 L.P. and Flow International Corporation. (Incorporated by reference to Exhibit 10.10 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 2003.)

10.11	Lease dated January 30, 2003 between Flow International and Property Reserve, Inc. (Incorporated by reference to Exhibit 10.11 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 2003.)

10.12	Amendments Number One, Two, and Three to the Second Amended and Restated Credit Agreement dated July 28, 2004 among Banc of America Strategic Solutions, Inc., U.S. Bank National Association, Keybank National Association, Bank of America, N.A., as agent for the lenders, and Flow International Corporation. */**

10.13	Fourth Amendment to Note Purchase Agreement dated July 28, 2004 among John Hancock Life Insurance Company, John Hancock Variable Life Insurance Company, Signature 4 Limited and Signature 5 L.P. and Flow International Corporation. */**

21.1	Subsidiaries of the Registrant.*

23.1	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
**	Confidential Treatment requested for portions of this Exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOW INTERNATIONAL CORPORATION

August 13, 2004

/S/ STEPHEN R. LIGHT
Stephen R. Light
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on this 13th day of August, 2004.

Signature	Title

/S/ STEPHEN R. LIGHT Stephen R. Light	President and Chief Executive Officer (Principal Executive Officer)

/S/ STEPHEN D. REICHENBACH Stephen D. Reichenbach	Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)

/S/ KATHRYN L. MUNRO Kathryn L. Munro	Chairman

/S/ RICHARD P. FOX Richard P. Fox	Director

/S/ RONALD D. BARBARO Ronald D. Barbaro	Director

/S/ DANIEL J. EVANS Daniel J. Evans	Director

/S/ ARLEN I. PRENTICE Arlen I. Prentice	Director

/S/ J. MICHAEL RIBAUDO J. Michael Ribaudo	Director

/S/ KENNETH M. ROBERTS Kenneth M. Roberts	Director

/S/ SANDRA F. ROREM Sandra F. Rorem	Director

/S/ JAN K. VER HAGEN Jan K. Ver Hagen	Director