Form 10-K/A
period 2004-04-30
FLOW INTERNATIONAL CORP
filed 2004-12-20
CIK 713002

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

Common Stock $.01 Par Value

Preferred Stock Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒.

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

The aggregate market value of the registrant’s common equity held by nonaffiliates of the registrant based on the last sale price of such stock on October 31, 2003 (the last day of the registrant’s previously completed second quarter) was approximately $46,307,461.

The number of shares of common stock outstanding as of August 9, 2004 was 15,849,216 shares. The number of shares of common stock outstanding as of December 6, 2004 was 15,939,291 shares.

Documents Incorporated By Reference

Part I:	None

Part II:

The information required by this Item of Part II is incorporated by reference from the Registrant’s definitive proxy statement which involves equity compensation plans and which was originally filed with the Commission on August 30, 2004.

Item 5	Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities—Equity Compensation Plan Information

Part III:

The information required by these Items of Part III are incorporated by reference from the

Registrant’s definitive proxy statement which involves the election of directors and which was originally filed with the Commission on August 30, 2004.

Item 10	Directors and Executive Officers of the Registrant

Item 11	Executive Compensation

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13	Certain Relationships and Related Transactions

Item 14	Principal Accountant Fees and Services

Part IV:	None

EXPLANATORY NOTE: As described in Note 2 to the Consolidated Financial Statements, Flow International Corporation has restated its previously filed financial statements included in its Annual Report on Form 10-K for the fiscal year ended April 30, 2004, which was filed with the Securities and Exchange Commission on August 13, 2004. We have identified errors in our financial statements related to the treatment of foreign currency gains and losses on inter-company balances, the accounting for certain transactions in our inter-company accounts, which affected Cost of Sales, Other Income (Expense), net and (Provision) Benefit for Income Taxes, the treatment of foreign exchange rate changes in our Consolidated Statements of Cash Flows, the calculation of debt discount and the corresponding allocation of value to our subordinated debt and the classification of our senior credit facility in our Consolidated Balance Sheets.

We have reviewed our treatment of foreign currency gains and losses on inter-company balances under Statement of Financial Accounting Standards No. 52 (“FAS 52”), “Foreign Currency Translation”. In the past, we included such gains and losses in the Accumulated Other Comprehensive Loss account when translating the financial statements of foreign subsidiaries. FAS 52 provides that inter-company balances must be of a long-term investment nature in order for the related gains and losses to be recorded in Accumulated Other Comprehensive Loss. We have determined that our inter-company accounts did not meet the criteria of FAS 52 and accordingly, such gains and losses should have been reported in the Consolidated Statement of Operations. We have reflected the appropriate adjustments in Other Income (Expense), net.

We have determined that certain of our inter-company accounts were not properly reconciled. As a result, we have revised the treatment of certain historical entries that were previously recorded as foreign currency translation losses in Accumulated Other Comprehensive Loss to record these transactions to Cost of Sales and Provision for Income Taxes in the Consolidated Statement of Operations.

In addition, we have corrected the reporting in our Consolidated Statements of Cash Flows for the effects of foreign exchange rate changes on cash for each of the three years in the period ended April 30, 2004. In the past, the change in the Cumulative Translation Adjustment was considered to be the same as the effects of foreign exchange rate changes on cash. We have revised the treatment to record the effects of foreign exchange rate changes in the appropriate categories in the Consolidated Statement of Cash Flows.

We also determined that the allocation of proceeds received from the subordinated debt and detachable warrants in May 2001 was incorrect. The original accounting resulted in an over allocation of value to the warrants. The correction yielded a reduction in debt discount of $1.9 million and reductions in Interest Expense, net in the Consolidated Statements of Operations in the subsequent periods. The effect on the Consolidated Balance Sheets is an increase in Long-Term Obligations and corresponding reduction in Capital in Excess of Par.

Further, there was a revision in classification, from long-term to current, related to our senior credit facility. Also, Notes Payable on the Consolidated Balance Sheet as of April 30, 2004 reflects a reclassification from current to long-term obligations related to a note payable that was improperly reported as current.

Finally, we have adjusted the (Provision) Benefit for Income Taxes for the restated amounts.

Items in the Form 10-K/A affected by the restatement and amended by this filing are:

Part II:

Item 5	Market for the Registrant’s Common Stock, and Related Stockholder Matters and Issuer Purchases of Equity Securities—changed to reflect a discussion of the issuance of warrants in connection with amendments of our credit facilities.

Item 6	Selected Financial Data

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pages 15-31

Item 8	Financial Statements and Supplementary Data

The consolidated financial statements appearing on pages 34-37 and Notes 1, 2, 9, 10, 17, 18 and 20 thereto

Item 9A	Controls and Procedures

Part IV:

Item 15	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Exhibit 23.1

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

Except as described above, all other information is unchanged and reflects the disclosures made at the time of the original filing on August 13, 2004 and this Form 10-K/A does not otherwise reflect events occurring after the original filing or otherwise modify or update these disclosures. Accordingly, this Form 10-K/A should be read in conjunction with our filings with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K.

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

Systems—

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

Consumable Parts and Services—

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

Fresher Under Pressure—

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

General Press—

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

We believe we are a primary competitor in the ultrahigh-pressure (greater than 40,000 psi) segment of the waterjet cleaning systems market with an estimated global market share of 27%. We have a significant share of the market in North and South America and Asia. We also have an opportunity to build share and grow our business in Europe where waterjet cleaning had not previously been a market priority for us. We intend to capitalize on this opportunity in the next 24 months.

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

Competition—Avure

Pasteurization is the primary method used to help ensure that fresh food is safe to eat. Avure’s Fresher Under Pressure represents a break-through technology which destroys harmful pathogens and increases shelf life while ensuring a safe, healthy product. There are other companies trying to develop a similar UHP processing technology. To date, these companies have had little commercial success, and we believe our patents and know-how make us the world leader in this technology. Currently our equipment is the only equipment being used in any significant commercial applications. There are also other technologies being developed for food safety, including irradiation and ultra-violet light. Of the alternative technologies, irradiation is the most developed. The primary target market for irradiation is the raw meat industry, while Avure is targeting the ready-to-eat meat market, i.e., sliced deli meats, etc., as well as the premium food market, such as fresh fruits and vegetables.

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

Foreign and Domestic Operations

See Note 18 to Consolidated Financial Statements for information regarding foreign and domestic operations.

Available Information

Our Internet website address is www.flowcorp.com. We make available at this address, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Information available on our website is not incorporated by reference in and is not deemed a part of this Form 10-K/A.

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

Item 3. Legal Proceedings

We are party to various legal actions incident to the normal operation of our business, none of which is believed to be material to our financial position, results of operations and cash flows. See Notes 1, 14 and 20 of Notes to Consolidated Financial Statements for a description of our product liability claims and litigation.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for the Registrant’s Common Stock, and Related Stockholder Matters and Issuer Purchases of Equity Securities.

See page 13

Item 6. Selected Financial Data.

See page 14

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

See pages 15 through 31

Item 7a. Quantitative and Qualitative Disclosures About Market Risk.

See page 31

Item 8. Financial Statements and Supplementary Data.

See pages 32 through 64

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None noted.

Item 9A. Controls and Procedures.

In December 2004, in connection with the restatement of our fiscal 2002, 2003 and 2004 financial statements, our independent registered public accounting firm reported to our Audit Committee two matters involving internal controls which our independent registered public accounting firm considered to be material weaknesses in our financial reporting process, as defined by the Public Company Accounting Oversight Board (“PCAOB”) in Auditing Standard No. 2. As defined by the PCAOB, a material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our management and Audit Committee agree and we responded to our independent registered public accounting firm on each matter raised in their report and agreed to address each of the deficiencies.

The material weaknesses identified by our independent registered public accounting firm were as follows:

•	Insufficient analysis, documentation and review of the consolidation of the financial statements of subsidiaries. Inadequate processes to ensure the reconciliation of inter-company accounts are performed appropriately. Also, we must improve the consolidation process and controls surrounding adequate monitoring and oversight of the work performed by accounting and financial reporting personnel in connection with the consolidation process.

•	Insufficient staffing of the accounting and reporting function. The finance and accounting function requires additional personnel with appropriate skills and training to identify and address the application of technical accounting literature to our transactions and activities.

These deficiencies in both design and operational effectiveness contributed to significant post-closing adjustments and delays in the completion and filing of our July 31, 2004 and October 31, 2004 Form 10-Q’s and restatement of our financial statements as described in the explanatory note to this Form 10-K/A and in Note 2 to the Consolidated Financial Statements.

In light of the material weaknesses described above, our Chief Executive Officer and Chief Financial Officer now believe that our disclosure controls and procedures were not effective as of the end of the fiscal years covered by this report. These material weakness findings have resulted in the need to restate our financial statements for fiscal years 2002, 2003 and 2004 and in a delay in completion and filing of the 10-Qs for the first quarter ended July 31, 2004 and the second quarter ended October 31, 2004.

Our management and Audit Committee have dedicated significant resources to assessing the underlying issues giving rise to the restatements and to ensure that proper steps have been and are being taken to improve our control environment. We have assigned the highest priority to the correction of these deficiencies and have taken and will continue to take action to fully correct them. Management is committed to instilling strong control policies and procedures and will ensure that the ‘tone at the top’ is committed to accuracy and completeness in all financial reporting. In addition to internal resources, the Audit Committee authorized the engagement of a third party financial consulting firm to assist in both the detail reconciliation work, as well as reviewing current processes and controls and assistance in the development of prospective processes and controls over the inter-company reconciliation process. Our Audit Committee concluded that our accounting, financial reporting and the internal control functions needed improvement as the inter-company account reconciliations, the consolidation and oversight procedures related to the balancing of inter-company accounts and the documentation and monitoring of compliance with the requirements of technical accounting pronouncements were not sufficient. Accordingly, management has presented to the Audit Committee a plan to remedy the issues raised by our independent registered public accounting firm. We believe that the appropriate corrective action is to hire additional accounting staff with appropriate skill levels in order to improve the reconciliation process and increase the oversight ability thereof. Additionally, we will improve the documentation surrounding the implementation of accounting rules, as well as perform periodic review of the appropriateness of accounting policies and related documentation. This plan is designed to ensure that the reconciliation and elimination of inter-company balances as part of the preparation of our consolidated financial statements, is in accordance with US GAAP, as well as to ensure the proper application of technical accounting literature in the preparation of our financial statements.

Specific initiatives with respect to our disclosure controls and procedures and actions needed to further address the material weaknesses described above include the following:

•	Employ additional accounting staff

•	Train staff on the application of technical accounting pronouncements, such as FAS 52, pronouncements applicable to financing transactions and inter-company reconciliations

•	Create standardized reconciliation templates to assist in the reconciliation process

•	Prepare sufficient documentation to support our application of complex accounting standards

•	Adopt a policy of periodic review of existing accounting policies to ensure continued compliance

•	Increase review of adherence to corporate polices and procedures

We are actively recruiting two additional corporate accounting associates and will determine if certain subsidiaries as well as the corporate accounting department need any additional staff beyond the two current positions being recruited. We anticipate having hired the two additional staff by the end of the fiscal third quarter. Additionally, a new reconciliation template has been developed and tested and will be used prospectively in the preparation of the consolidated financial statements beginning with the second quarter ended October 31, 2004. Also, beginning with the second quarter ended October 31, 2004, we will take additional time to ensure our documentation of our accounting positions is complete. We have modified our divisional monthly close checklist effective October 31, 2004 to help ensure the inter-company reconciliations are complete and agreed to by all divisions. Also effective with the October 31, 2004 close, our Chief Executive Officer and Chief Financial Officer will review the inter-company reconciliations to ensure accuracy and completeness.

Beginning with the second quarter ended October 31, 2004, we have trained accounting department personnel in the proper application and documentation of FAS 52 to ensure proper accounting and reporting on a prospective basis. We have also developed a new template that will be used in the preparation of the Consolidated Statement of Cash Flows. This template will be reviewed quarterly by the Chief Financial Officer beginning with the second quarter ended October 31, 2004.

The implementation of the initiatives described above is among our highest priorities. Our Audit Committee will continually assess the progress and sufficiency of these initiatives and make adjustments as and when necessary. As of the date of this report, management believes that the plan outlined above, when completed, will eliminate the material weaknesses in internal accounting control as described above. However, management and our Audit Committee do not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control gaps and instances of fraud have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions.

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

Dividends

We have not paid dividends to common shareholders in the past. Our Board of Directors intends to retain future earnings, if any, to finance development and expansion of our business and reduce debt and does not expect to declare dividends to common shareholders in the near future. Furthermore, we are a party to financing agreements that contain restrictions on our ability to pay dividends to our shareholders. See Note 9 to Consolidated Financial Statements for a description of such restrictions.

Recent Sales of Unregistered Securities

We have entered into a Consulting Agreement effective March 1, 2003 pursuant to which we have engaged Mr. Chrismon Nofsinger to provide executive coaching and organization services. In partial consideration for such services, we issued 19,097 unregistered shares of our common stock to Mr. Nofsinger in June 2004.

On July 28, 2004, we amended our current credit agreement and entered into Amendment Number Three to the Second Amended and Restated Credit Agreement with Bank of America Strategic Solutions, Inc., U.S. Bank National Association, and Keybank National Association. In connection with such amendment, we issued the forementioned lenders 150,000 detachable $.01 warrants as a fee. On July 28, 2004 we also amended our subordinated note agreement and entered into The Fourth Amendment to Note Purchase Agreement with the John Hancook Life Insurance Company, John Hancook Variable Life Insurance Company, Signature 4 Limited and Signature 5 L.P. In connection with such amendment, we issued the forementioned lenders 150,000 detachable $0.01 warrants as a fee. The issuance of warrants in both cases was exempt from registration under Section 4(2) of the Securities Act of 1933 because they were transactions not involving a public offering.

Equity Compensation Plan Information

Information regarding equity compensation plan information is incorporated into Item 12 of this report by reference from our Proxy Statement.

Issuer Purchases of Equity Securities

None

Item 6. Selected Financial Data

	Year Ended April 30,
	2004(1)	2003(1)	2002(1)	2001(1) (unaudited)	2000(1) (unaudited)
	(restated)	(restated)	(restated)	(restated)	(restated)
	(In thousands, except per share amounts)
Income Statement Data:
Sales	$177,609	$144,115	$176,890	$204,854	$193,638
(Loss) Income Before Cumulative Effect of Change in Accounting Principle and Discontinued Operations	(12,048)	(69,464)	(8,244)	4,038	1,252
Net (Loss) Income	(11,522)	(69,987)	(7,853)	1,630	1,255
Basic (Loss) Earnings Per Share Before Cumulative Effect of Change in Accounting Principle and Discontinued Operations	(0.78)	(4.53)	(0.54)	0.27	0.09
Basic (Loss) Earnings Per Share	(0.75)	(4.56)	(0.52)	0.11	0.09
Diluted (Loss) Earnings Per Share Before Cumulative Effect of Change in Accounting Principle and Discontinued Operations	(0.78)	(4.53)	(0.54)	0.27	0.08
Diluted (Loss) Earnings Per Share	(0.75)	(4.56)	(0.52)	0.11	0.08

	As of April 30,
	2004(1)	2003(1)	2002(1)	2001(1) (unaudited)	2000(1) (unaudited)
	(restated)	(restated)	(restated)	(restated)	(restated)
	(In thousands)
Balance Sheet Data:
Working Capital	$(9,060)	$(6,709)	$84,532	$91,750	$87,552
Total Assets	135,071	147,701	208,674	209,309	198,893
Short-Term Debt	48,727	61,056	5,237	8,464	9,216
Long-Term Obligations, net	38,081	29,023	83,453	85,652	70,397
Shareholders’ (Deficit) Equity	(9,552)	4,872	71,054	68,755	68,521

(1)	As described in Note 2 to the Consolidated Financial Statements, we have revised our consolidated financial statements for the years ended April 30, 2004, 2003 and 2002 to reflect charges associated with reconciliations of inter-company transactions, as well as correct the classification of foreign exchange revaluation gains and losses on inter-company balances from Accumulated Other Comprehensive Loss in the Consolidated Balance Sheets to Other Income (Expense), net in the Consolidated Statement of Operations in accordance with FAS 52. In addition, we have corrected the reporting in our Consolidated Statements of Cash Flows for the effects of foreign exchange rate changes on cash for each of the three years in the period ended April 30, 2004. We have reduced the debt discount on our subordinated debt in May 2001 and have thereby reduced the related amortization of this amount to Interest Expenses, net for the years ended April 30, 2004, 2003 and 2002. We have also revised the classification, from long-term to current, of our senior credit facility. Lastly, at April 30, 2004, we have reclassed $1.2 million in debt to long-term obligations that was originally reported as a current liability under Notes Payable in the Consolidated Balance Sheets. The selected financial data as of and for the years ended April 30, 2001 and 2000 are derived from the unaudited financial statements which are not included in this Form 10-K/A. The 2001 and 2000 financial statements have been restated to reflect adjustments for inter-company reconciliations, correction of accounting under FAS 52 and related tax effects.

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

History of Losses and Potential for Future Losses. Our net loss for the fiscal year ended April 30, 2003 and 2004 was $70.0 million and $11.5 million, respectively. As described in this section and the notes to the financial statements, in May 2003, we began an 18-month plan to significantly restructure our operations. We believe this restructuring and the related cost-cutting initiatives will reduce overall spending. If our restructuring efforts fail to adequately reduce costs, or if our sales are less than we project, we will continue to incur losses in future periods. Economic weakness in our served markets may adversely affect our ability to meet our sales projections.

Compliance with Current Financing Arrangements. We are operating under an amended credit agreement with our senior lenders and an amended note agreement with our subordinated lender. The agreement with our senior lenders expires August 1, 2005 and sets forth specific financial covenants to be attained on a quarterly basis. Our subordinated lender has amended the subordinated note agreement. The revised covenants are similar to the covenants in the amended senior credit facility. In addition, our agreements with our senior and subordinated lenders include subjective acceleration clauses which permit the lenders to demand payment on the determination of a material adverse change in the business. In the event of default, the senior and subordinated lenders (together, the “Lenders”) may limit our access to borrow funds as needed. Our ability to continue operating is dependent on the Lenders’ willingness to grant access to funds. If we are unable to obtain the necessary funds, our ability to continue operations would be seriously impaired unless we are able to obtain alternative financing from another source. In the event of a default, obtaining alternative financing is unlikely, especially in the short term, given our current financial position. We may be unable to achieve our projected operating results and maintain compliance with the loan covenants which would trigger an event of default with our Lenders. In an event of default, the Lenders would be in the position to exercise default remedies which include applying a default interest rate and acceleration of payment schedules for our outstanding debt. If the debt were called in such a manner, it is unlikely we would be able to pay off our Lenders and we would be subject to the authority of our Lenders as provided in the credit agreement and also in the amended subordinated note agreement. Our Lenders may pursue any number of plans to reduce the outstanding debt, including, in certain circumstances, a liquidation of some or all of our assets.

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

Intellectual Property Rights. We defend our intellectual property rights because unauthorized copying and sale of our proprietary equipment and consumables represents a loss of revenue to us. From time to time we also receive notices from others claiming we infringe their intellectual property rights. The number of these claims may grow in the future, and responding to these claims may require us to stop selling or to redesign affected products, or to pay damages. On November 18, 2004, Omax Corporation (“Omax”) filed suit against us alleging that our products infringe on Omax’s patents. The suit also seeks to have a specific patent we hold declared invalid. Although the suit seeks damages of over $100 million, we believe Omax’s claims are without merit and intends not only to contest Omax’s allegations of infringement but also to vigorously pursue our claims with regard to our own patent. See Note 14 to Consolidated Financial Statements for further discussion of contingencies.

Receipt of Material Weakness Letter. In connection with the restatement of the fiscal 2002, 2003 and 2004 financial statements, we received a material weakness letter from our independent registered public accounting firm. As previously discussed, we have assigned the highest priority to the correction of these deficiencies and have taken and will continue to take action to fully correct them. While we have dedicated significant resources to assessing the underlying issues giving rise to the restatement and to ensuring that proper steps have been and are being taken to improve our control environment, a control system, no matter how will designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. There is no assurance that other control weaknesses will not be detected in the future.

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

We have a $6.6 million (50 million Swedish Krona) line of credit, through our Swedish subsidiary, which is collateralized by trade accounts receivable and inventory. The line of credit expires annually on December 31 and is renewable in yearly increments at the bank’s option. We are currently in negotiations with the bank and anticipate that the line of credit will be renewed.

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

$4,776

These charges included employee severance related costs for approximately 48 individuals. The fiscal 2004 reductions to-date in the global workforce were made across manufacturing, engineering as well as general and administrative functions. We have also recorded facility exit costs for the year ended April 30, 2004 primarily as a result of consolidating our two Kent facilities into one facility, vacating the manufacturing warehouse portion of our Flow Europe facility and reducing the space utilized in our Swedish manufacturing facility. We incurred professional fees associated with the restructuring of our debt in July 2003 and 2004. In addition, we scrapped some obsolete parts, returned surplus parts to vendors or sold parts to third parties, in conjunction with the shutdown of our manufacturing operation in Europe and standardization of our product line. See restructuring accrual information in Note 16 to Consolidated Financial Statements.

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

Operational Data as a Percentage of Sales

	Year Ended April 30,
	2004(1)	2003(1)	2002(1)
	(restated)	(restated)	(restated)
Sales	100%	100%	100%
Cost of Sales	63%	75%	62%

Gross Margin	37%	25%	38%

Expenses:
Marketing	16%	25%	18%
Research & Engineering	6%	9%	8%
General & Administrative	13%	15%	10%
Restructuring Charges	3%	—%	—%
Impairment Charges	—%	8%	2%

	38%	57%	38%

Operating (Loss) Income	(1)%	(32)%	—%
Interest Expense, net	(7)%	(8)%	(5)%
Other Income (Expense), net	4%	1%	(1)%

Loss Before (Provision) Benefit for Income Taxes	(4)%	(39)%	(6)%
(Provision) Benefit for Income Taxes	(3)%	(9)%	2%

Loss Before Discontinued Operations	(7)%	(48)%	(4)%
Discontinued Operations, Net of Tax	—%	(1)%	—%

Net Loss	(7)%	(49)%	(4)%

Operational Overview:

	Year ended April 30, 2004			Year ended April 30, 2003			Year ended April 30, 2002
	Waterjet	Avure(1)	Consolidated(1)	Waterjet	Avure	Consolidated	Waterjet(1)	Avure(1)	Consolidated(1)
		(restated)	(restated)				(restated)	(restated)	(restated)
	Dollars in thousands
Sales	$132,861	$44,748	$177,609	$121,833	$22,282	$144,115	$127,763	$49,127	$176,890
Cost of Sales	83,604	28,778	112,382	88,259	19,815	108,074	79,844	29,285	109,129

Gross Margin	49,257	15,970	65,227	33,574	2,467	36,041	47,919	19,842	67,761
Operating Expenses	50,934	16,176	67,110	60,407	22,291	82,698	49,331	18,318	67,649

Operating (Loss) Income	$(1,677)	$(206)	$(1,883)	$(26,833)	$(19,824)	$(46,657)	$(1,412)	$1,524	$112

Sales Summary:

	Year ended April 30,			Year ended April 30,
Dollars in thousands	2004	2003	% Change	2003	2002	% Change
Operational breakdown:
Waterjet:
Systems	$85,015	$76,346	11%	$76,346	$88,995	(14)%
Consumable parts and services	47,846	45,487	5%	45,487	38,768	17%

Total	132,861	121,833	9%	121,833	127,763	(5)%
Avure:
Fresher Under Pressure	15,297	4,851	215%	4,851	11,917	(59)%
General Press	29,451	17,431	69%	17,431	37,210	(53)%

Total	44,748	22,282	101%	22,282	49,127	(55)%

	$177,609	$144,115	23%	$144,115	$176,890	(19)%

Geographic breakdown:
United States	$97,546	$79,450	23%	$79,450	$95,853	(17)%
Rest of Americas	13,004	15,673	(17)%	15,673	13,364	17%
Europe	46,557	31,326	49%	31,326	52,757	(41)%
Asia	20,502	17,666	16%	17,666	14,916	18%

	$177,609	$144,115	23%	$144,115	$176,890	(19)%

(1)	As described in Note 2 to the Consolidated Financial Statements, we have restated our consolidated financial statements for the years ended April 30, 2004, 2003, 2002, 2001 and 2000 to reflect charges associated with reconciliations of inter-company transactions.

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

Fiscal 2004 Compared to Fiscal 2003 (Restated—See Note 2 to the Consolidated Financial Statements)

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

Cost of Sales and Gross Margins. Gross margin for the year ended April 30, 2004 amounted to $65.2 million or 37% of revenues, as compared to gross margin of $36.0 million or 25% of revenues in the prior year. Fiscal 2003 gross margin was negatively impacted by a number of adjustments posted during the third quarter of that year which totaled $11.1 million. Excluding these adjustments, the fiscal 2003 gross margin percentage would have been 33%. Generally, comparison of gross margin rates will vary year to year depending on the mix of sales, which includes special system, standard system and consumables sales. Gross margin rates on our systems sales are typically less than 45% as opposed to consumables sales which are in excess of 50%. On average, standard systems carry higher margins than the custom engineered systems, which include General Presses. Waterjet margins represented $49.2 million of the overall margin or 37% of Waterjet revenues and Avure margins amounted to $16.0 million or 36% of Avure revenues. Waterjet gross margin improved on better overhead absorption in light of higher sales volumes in the year and on fiscal 2003 inventory valuation adjustments. Avure gross margins increased on improved production volumes and prior year adjustments related to percentage of completion and inventory valuation.

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

Operating Loss. We recorded an operating loss of $1.9 million for the year ended April 30, 2004, as compared to a loss of $46.7 million in the prior year.

Interest and Other Income (Expense), net. Fiscal 2004 net interest expense increased $1.6 million or 15% to $12.8 million compared to the prior year of $11.2 million due to increased amounts of amortization of fees from our credit facilities and a higher weighted average cost of capital from interest charged on the deferred and capitalized semi-annual interest payments to our subordinated lender, John Hancock. Included in Other Income, net is a $2.6 million gain from the sale of our investment in WGI Heavy Minerals. In addition, the weaker dollar has positively impacted our foreign transactions and we have thus realized net currency gains of $2.2 million, as well as unrealized currency gains of $2.8 million in fiscal 2004. As the U.S. dollar remains weak, this has also caused other changes in our balance sheet, including an increase in our goodwill and intangible assets due to the translation from foreign currencies. Included in Other Income, net for the year ended April 30, 2003, are $2.1 million of net realized foreign exchange transaction losses offset by $5.3 million of unrealized currency gains. In addition, the year ended April 30, 2003 also includes a $1.2 million accrual related to a discount agreed to as part of the sale of a substantial portion of our long-term notes receivable to a financial institution.

Income Taxes. We are providing for income taxes in jurisdictions where we have generated taxable income. During fiscal 2004, as a result of foreign asset collateral requirements and the amended credit agreements discussed in Note 9 to Consolidated Financial Statements, we were no longer able to permanently defer foreign earnings and recorded a $1.9 million liability for withholding taxes payable on future repatriation of foreign earnings. We also recorded a U.S. tax liability of $6.7 million on foreign earnings which we have decided to no longer permanently defer. The total $6.7 million tax liability is offset by a release of the valuation allowance. In addition, we continue to assess our ability to realize our net deferred tax assets. Recognizing the continued losses generated during the quarter and in prior periods, we have determined it appropriate to continue to maintain a valuation allowance on our domestic net operating losses, certain foreign net operating losses and certain other deferred tax assets based on the expected reversal of both deferred tax assets and liabilities. As of April 30, 2004, we had approximately $24.8 million of domestic net operating loss carryforwards to offset certain earnings for federal income tax purposes. All of these net operating loss carryforwards expire in fiscal 2023. Net operating loss carryforwards in foreign jurisdictions amount to $35.1 million and do not expire. See Note 10 to Consolidated Financial Statements for discussion of tax components.

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

Net Loss. Our consolidated net loss for fiscal 2004 amounted to $11.5 million, or $.75 basic and diluted loss per share as compared to a net loss of $70.0 million, or $4.56 basic and diluted loss per share in the prior year.

Fiscal 2003 Comprehensive Financial Review. During fiscal 2003, we revised our approach to receivable collection, inventory reduction and investigated other cash-generating initiatives in response to the continued decline in the economy and our highly leveraged position. We reviewed the carrying values of those assets that we expected to convert to cash in the short-term, as well as long-lived tangible and intangible assets and adjusted the carrying value of such assets to reflect their estimated current net realizable value. In addition, we conducted a review of potential liabilities. The total adjustments for the year ended April 30, 2003 are included in the Consolidated Statement of Operations. These adjustments, which are summarized below, were highly influenced by the economic environment our customers and we are facing.

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

•	Although our former CEO remains obligated to perform consulting services through May 2005, the remaining term of his consulting contract, we determined that no significant future services are likely to be required of him. Therefore we accrued and charged to operations all remaining contractual fees and related benefits aggregating approximately $1.1 million.

•	During fiscal 2003, we sold $9.7 million of long-term notes receivable for $8.6 million. This discount of $1.1 million plus an additional accrual of $0.1 million on potential future notes available for sale were recorded in Other Expense, net.

•	We accrued an additional $1.5 million for potential losses related to several recourse/repurchase obligations on European sales. We have from time to time entered into recourse obligations with third party leasing companies. In response to continued concerns about the financial health of several customers, we revised our estimate of potential future exposure. Included in the $1.5 million accrual was $760,000 for the estimated loss on the repurchase and subsequent sale of a flex form press system, where we had a recourse obligation for a bankrupt customer. We sold this unit to an unrelated party in fiscal 2004.

•	We had deferred $0.8 million in professional fees associated with previous ongoing strategic transactions, consisting of a planned equity offering and spin-off of Avure. We have abandoned these plans and accordingly expensed all of these fees.

•	We reversed percentage of completion revenue previously recognized on three food systems (one customer) based on the customer’s failure to fulfill its obligations under the contract terms. The total revenue reversed in the third quarter of fiscal 2003 was $4.3 million with an associated gross margin of $2.3 million. We received new orders for which we plan to deliver already-completed systems from inventory. Accordingly, these specific contracts did not qualify for percentage of completion accounting and the corresponding revenue was recognized upon delivery and acceptance in fiscal 2004.

•	We assessed our ability to realize our net deferred tax assets. Recognizing the magnitude of the losses generated during the fiscal year, we determined it appropriate to establish a valuation allowance for our net deferred tax assets, with the exception of our Swedish operations, amounting to $12.7 million as well discontinuing, in the near term, any future recognition of deferred tax assets resulting from losses.

•	Based upon our proposed strategy to downsize and streamline our operations and convert non-core or excess assets to cash, we adjusted various other asset values and reserves to appropriately reflect their net realizable value on a prospective basis, in accordance with FAS 144. These adjustments totaled $9.1 million for the year.

Fiscal 2003 Compared to Fiscal 2002 (Restated—See Note 2 to the Consolidated Financial Statements)

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

Cost of Sales and Gross Margins. Gross margin for the year ended April 30, 2003 amounted to $36.0 million or 25% of revenues, as compared to gross margin of $67.8 million or 38% of revenues in the prior year. Fiscal 2003 gross margin was significantly impacted by a number of adjustments posted during our third quarter, which are described below. Generally, comparison of gross margin rates will vary year to year depending on the mix of sales, which includes special system, standard system and consumables sales. Waterjet margins represented $33.6 million of the overall margin or 28% of Waterjet revenues, while Avure margins amounted to $2.4 million or 11% of Avure revenues. Both of our business operations experienced decreased margins resulting in part from adjustments made to the carrying value of inventories to net realizable value, amounting to $6.4 million in both segments or 4% of revenues. Waterjet gross margin was further depressed by weak sales in the automotive and aerospace business which resulted in underabsorption of overhead costs. In addition, the weakened European economy has led to a change in estimate on several revenue projects in which we had a financial obligation to a third party. Gross margins were negatively impacted by $1.0 million due to increased revenue reserves based on this change in estimate. Additionally, the decrease in Avure gross margins dollars resulted from the revenue reversal of three units due to the customer’s failure to fulfill contractual obligations as well as an accrual for the anticipated loss of a general press unit on which the customer defaulted. These adjustments amounted to $3.7 million or 3% of total revenues.

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

General and Administrative Expenses. General and administrative expenses increased $5.1 million or 30% to $22.2 million for the year ended April 30, 2003, as compared to the prior year’s general and administrative expenses of $17.1 million. These increases stemmed in part from the accrual of our former CEO’s severance, the write-off of previously deferred professional fees associated with an anticipated equity offering and recruitment and other expenses associated with the hiring of Stephen Light as the new President and CEO. Additionally, a portion of the increase was due to Avure’s executive management team being in place for the full year, and only part of the prior year, as well as additional costs associated with bank amendments. Expressed as a percentage of revenue, general and administrative expenses were 15% and 10% for the years ended April 30, 2003 and 2002, respectively.

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

Operating Loss. We recorded an operating loss of $46.7 million for the year ended April 30, 2003, as compared to operating income of $112,000 in the prior year.

Interest and Other Income (Expense), net. Fiscal 2003 net interest expense increased $2.5 million or 28% to $11.2 million compared to the prior year of $8.7 million due to a higher weighted average cost of capital and a higher average debt level throughout the first 10 months of the fiscal year. Included in Other Income, net for the year ended April 30, 2003, are $2.1 million of net realized foreign exchange transaction losses offset by $5.3 million of unrealized currency gains. In addition, the year ended April 30, 2003 also includes a $1.2 million accrual related to a discount agreed to as part of the sale of a substantial portion of our long-term notes receivable to a financial institution. We retain no contingent liabilities associated with this sale. Included in Other Expense, net for the year ended April 30, 2002, are $222,000 of net realized foreign exchange transaction gains, offset by $496,000 of unrealized currency losses and approximately $1.4 million related to the write-down of certain investments. The balance of the change represents other individually insignificant amounts.

Income Taxes. During fiscal 2003, we assessed our ability to realize our net deferred tax assets. Recognizing the magnitude of the losses generated during the year, we determined it appropriate to establish a valuation allowance to reduce all previously recognized net deferred tax assets to a level offset by deferred tax liabilities, with the exception of our Swedish operation. The valuation allowance of $12.7 million, recorded during the third fiscal quarter, on net deferred tax assets generated in prior periods, is included in the Provision for Income Taxes in the Consolidated Statement of Operations and shown as a reduction of both Current and Long-Term Deferred Income Taxes on the Consolidated Balance Sheet. Further, we did not recognize deferred tax assets associated with any losses generated in the fourth quarter, with the exception of the Swedish operations.

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

Net Loss. Our consolidated net loss for fiscal 2003 amounted to $70.0 million, or $4.56 basic and diluted loss per share as compared to a net loss of $7.9 million, or $0.52 basic and diluted loss per share in the prior year.

Liquidity and Capital Resources (Restated—See Note 2 to the Consolidated Financial Statements)

We generated $12.2 million in cash from operations during fiscal 2004 as compared to $10.3 million in fiscal 2003. We generated cash of $19.3 million from changes in operating assets and liabilities, primarily from the reduction of inventories which generated $14.8 million in cash and from the collection of customer deposits totaling $4.8 million.

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

Our senior credit agreement (“Credit Agreement”) is our primary source of external funding. At April 30, 2004, the balance outstanding on the Credit Agreement is $40.0 million against a maximum borrowing of $46.2 million. Our available credit at April 30, 2004, less $3.4 million in outstanding letters of credit, is $2.8 million. Although we have presented our senior credit agreement as a current liability to comply with accounting and reporting requirements, barring the acceleration of the debt by the lenders or a material adverse change, the debt is not required to be repaid until August 1, 2005. We do not anticipate any interruptions to our ability to borrow from this credit facility as needed.

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

We also amended our subordinated note agreement effective July 28, 2004. The subordinated lenders have also capitalized the semi-annual interest remittances due from October 31, 2004 through April 30, 2005, which total $5.3 million. This capitalized interest accrues at the rate of 15%. The subordinated lenders also received 150,000 detachable $.01 warrants as a fee. See Notes 9 and 19 to Consolidated Financial Statements.

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

However, demand for our products and timing of cost reductions are difficult to project. Our restructuring initiatives may have unanticipated effects on our business. If we are unable to comply with the amended debt covenants or a material adverse change occurs, and our lenders are unwilling to waive or amend the debt covenants, certain components of our long-term obligations, senior credit facility and notes payable would become callable, and we would be required to seek alternative financing. We are continuing to evaluate our current capital structure and may investigate alternative sources of financing. Alternative sources of financing may not be available if required or, if available, may not be on satisfactory terms. If we are unable to obtain alternative financing on satisfactory terms, it could have a material adverse effect on our business, and we may be required to curtail capital spending, further reduce expenses, and otherwise modify our planned operations including potentially discontinuing operations.

Presented below is a summary of contractual obligations and other minimum commercial commitments at April 30, 2004, by due date. See Notes 4, 9 and 14 to Consolidated Financial Statements for additional information regarding foreign currency contracts, long-term debt, and lease obligations, respectively.

	Maturity by Fiscal Year
	2005	2006	2007	2008	2009	Thereafter	Total
	(in thousands)
Contractual obligations not reflected on the balance sheet:
Foreign currency
Contracts(1)	$—	$—	$—	$—	$—	$—	$—
Inventory purchases(2)	2,351	—	—	—	—	—	2,351
Operating leases	3,978	3,482	3,095	2,448	1,704	5,269	19,976
Other(3)	582	214	137	56	56	56	1,101

Subtotal	6,911	3,696	3,232	2,504	1,760	5,325	23,428
Contractual obligations reflected in the balance sheet:
Long-term debt and notes payable, including capitalized interest(4)	8,747	40,035	22,158	20,938	—	—	91,878

Total	$15,658	$43,731	$25,390	$23,442	$1,760	$5,325	$115,306

(1)	As these obligations were entered into as hedges, the majority of these obligations will be offset by losses/gains on the related assets, liabilities and transactions being hedged. As of April 30, 2004, the net settlement of the transactions and related hedges amounts to a gain of $354,000 which is included in Accumulated Other Comprehensive Loss on the Consolidated Balance Sheet.
(2)	We have included inventory purchase commitments, which are legally binding and specify minimum purchase quantities. These purchase commitments do not exceed our projected requirements and are in the normal course of business. These commitments exclude open purchase orders.
(3)	These obligations include non-inventory vendor commitments, such as professional retainers and trade show commitments.

(4)	While certain long-term debt and notes payable balances have been presented as a current liability in the consolidated financial statements, this table is reporting the contractual due dates of the long-term debt and notes payable balances.

Long-term debt, notes payable and lease commitments are expected to be met from working capital provided by operations and, as necessary, by other borrowings.

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

Legal Contingencies

At any time, we may be involved in certain legal proceedings. As of April 30, 2004, we have accrued our estimate of the probable costs for the resolution of these claims. This estimate has been developed in consultation with outside legal counsel and is based upon an analysis of potential outcomes, assuming a combination of litigation and settlement strategies. We do not believe these proceedings will have a material adverse effect on our consolidated financial position. However, it is possible that future results of operations or cash flows for any particular quarterly or annual period could be materially affected by changes in our assumptions, or the effectiveness of our strategies, related to these proceedings. See also further discussion in Notes 14 and 20 to the Consolidated Financial Statements.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk:

Market risk exists in our financial instruments related to an increase in interest rates, adverse changes in foreign exchange rates relative to the U.S. dollar, as well as financial risk management and derivatives. These exposures are related to our daily operations.

Interest Rate Exposure—At April 30, 2004, we had $91.9 million in interest bearing debt. Of this amount, $41.9 million was fixed rate debt with an interest rate of 15% per annum. The majority of the remaining debt of $50.0 million (80%) was variable at a rate of prime + 4% or 8.00% at April 30, 2004. See Note 9 to the Consolidated Financial Statements for additional contractual information on our debt obligations. Market risk is estimated as the potential for interest rates to increase 10% on the variable rate debt. A 10% increase in interest rates would result in an approximate additional annual charge to our pretax profits and cash flow of $353,000. At April 30, 2004, we had no derivative instruments to offset the risk of interest rate changes. We may choose to use derivative instruments, such as interest rate swaps, to manage the risk associated with interest rate changes.

Foreign Currency Exchange Rate Risk—We transact business in various foreign currencies, primarily the Canadian dollar, the Eurodollar, the Japanese yen, the New Taiwan dollar, and the Swedish Krona. The assets and liabilities of our foreign operations, with functional currencies other than the U.S. dollar, are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. Aggregate transaction gains included in the determination of net loss amounted to $4.4 million for the year ended April 30, 2004. Based on our overall currency rate exposure at April 30, 2004, a near-term 10% appreciation or depreciation of the U.S. dollar would not have a significant effect on our financial position, results of operations and cash flows over the next fiscal year. At April 30, 2004, we had 20 forward exchange contracts to offset the risk of foreign currency exchange rate changes. We may continue to use derivative instruments, such as forward exchange rate contracts, to manage the risk associated with foreign currency exchange rate changes.

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements are filed as a part of this report:

All other schedules are omitted because they are not applicable or the disclosures are made in the footnotes to the consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Flow International Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Flow International Corporation (“the Company”) and its subsidiaries at April 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1, the Company adopted the provisions of EITF 00-21, “Revenue Arrangements with Multiple Deliverables”, effective August 1, 2003, and the provisions of FIN 46R, “Consolidation of Variable Interest Entities”, effective February 1, 2004.

As described in Note 2, the Company has restated its consolidated financial statements and financial statement schedule as of April 30, 2004 and 2003 and for each of the three years in the period ended April 30, 2004.

/s/ PRICEWATERHOUSECOOPERS LLP

Seattle, Washington
August 10, 2004, except for Note 2, as to which the date is December 16, 2004

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	April 30,
	2004	2003
	(restated)	(restated)
ASSETS:
Current Assets:
Cash and Cash Equivalents	$11,734	$15,045
Restricted Cash	1,101	—
Receivables, net	44,860	34,600
Inventories, net	26,384	40,883
Deferred Income Taxes	970	1,616
Assets of Discontinued Operations	—	1,191
Other Current Assets	5,562	7,646

Total Current Assets	90,611	100,981
Property and Equipment, net	14,200	12,987
Intangible Assets, net	14,251	13,941
Goodwill	11,260	10,737
Other Assets	4,749	9,055

	$135,071	$147,701

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY:
Current Liabilities:
Notes Payable	$8,687	$4,610
Current Portion of Long-Term Obligations	40,040	56,446
Accounts Payable	15,123	12,250
Accrued Payroll and Related Liabilities	7,734	4,512
Taxes Payable and Other Accrued Taxes	4,212	1,943
Deferred Revenue	3,028	4,803
Customer Deposits	10,181	5,159
Other Accrued Liabilities	10,666	17,967

Total Current Liabilities	99,671	107,690
Long-Term Obligations, net	38,081	29,023
Other Long-Term Liabilities	4,511	3,791

	142,263	140,504

Commitments and Contingencies
Minority Interest	2,360	2,325

Shareholders’ (Deficit) Equity:
Series A 8% Convertible Preferred Stock—$.01 par value, 1,000,000 shares authorized, none issued Common Stock—$.01 par value, 29,000,000 shares authorized, 15,509,853 shares outstanding at April 30, 2004 15,358,759 shares outstanding at April 30, 2003	156	154
Capital in Excess of Par	54,686	53,925
Accumulated Deficit	(59,965)	(48,443)
Accumulated Other Comprehensive Loss	(4,429)	(764)

Total Shareholders’ (Deficit) Equity	(9,552)	4,872

	$135,071	$147,701

The accompanying notes are an integral part of these consolidated financial statements.

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended April 30,
	2004	2003	2002
	(restated)	(restated)	(restated)
Sales	$177,609	$144,115	$176,890
Cost of Sales	112,382	108,074	109,129

Gross Margin	65,227	36,041	67,761

Operating Expenses:
Marketing	28,422	36,180	31,404
Research and Engineering	10,651	13,501	14,889
General and Administrative	23,261	22,202	17,060
Restructuring Charges	4,776	—	—
Impairment Charges	—	10,815	4,296

	67,110	82,698	67,649

Operating (Loss) Income	(1,883)	(46,657)	112
Interest Expense, net	(12,785)	(11,162)	(8,707)
Other Income (Expense), net	7,817	958	(2,772)

Loss Before (Provision) Benefit for Income Taxes	(6,851)	(56,861)	(11,367)
(Provision) Benefit for Income Taxes	(5,197)	(12,603)	3,123

Loss Before Discontinued Operations	(12,048)	(69,464)	(8,244)
Discontinued Operations, Net of Tax	526	(523)	391

Net Loss	$(11,522)	$(69,987)	$(7,853)

Loss Per Share
Basic and Diluted
Loss Before Discontinued Operations	$(.78)	$(4.53)	$(.54)
Discontinued Operations, Net of Tax	.03	(.03)	.02

Net Loss	$(.75)	$(4.56)	$(.52)

The accompanying notes are an integral part of these consolidated financial statements.

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended April 30,
	2004	2003	2002
	(restated)	(restated)	(restated)
Cash Flows from Operating Activities:
Net Loss	$(11,522)	$(69,987)	$(7,853)
Adjustments to Reconcile Net Loss to Cash Provided by Operating Activities:
Depreciation and Amortization	6,167	10,112	6,476
Deferred Income Taxes	646	11,208	(2,617)
Minority Interest	35	79	206
Gain on Sale of Equity Securities	(2,618)	—	—
Gain on Sale of Discontinued Operations	(650)	—	—
Provision for Losses on Trade Accounts Receivable	—	4,072	96
Provision for Slow Moving and Obsolete Inventory	—	2,554	188
Tax Effect of Exercised Stock Options	—	49	124
Stock Compensation	763	235	13
Impairment Charges	—	10,815	4,296
Loss on Disposal and Write-Down of Operating Assets	1,613	8,052	1,327
Foreign Currency (Gains) Losses	(2,791)	(5,420)	270
Amortization of Debt Discount	907	801	617
Changes in Operating Assets and Liabilities:
Receivables	(8,886)	28,578	(741)
Inventories	14,812	6,231	9,000
Other Current Assets	2,135	2,622	(2,577)
Other Long-Term Assets	981	4,578	(6,530)
Accounts Payable	2,366	(1,725)	(1,850)
Accrued Payroll and Related Liabilities	3,028	(711)	(1,553)
Deferred Revenue	(2,059)	584	(226)
Customer Deposits	4,805	(4,096)	2,416
Other Accrued Liabilities and Other Accrued Taxes	1,979	3,186	4,808
Other Long-Term Liabilities	526	(1,561)	501

Cash Provided by Operating Activities	12,237	10,256	6,391

Cash Flows From Investing Activities:
Expenditures For Property and Equipment	(5,863)	(4,671)	(8,752)
Proceeds from Sale of Equity Securities	3,275	—	—
Proceeds from Sale of Discontinued Operations	1,837	—	—
Proceeds from Sale of Property and Equipment	—	2,176	—
Restricted Cash	(2,156)	—	—
Other	500	—	631

Cash Used in Investing Activities	(2,407)	(2,495)	(8,121)

Cash Flows from Financing Activities:
Borrowings (Repayments) Under Credit Agreement and Notes Payable, net	(12,746)	5,005	(24,791)
Payments of Long-Term Obligations	(1,054)	(4,877)	(8,654)
Borrowings on Long-Term Obligations	1,200	—	27,667
Proceeds from Issuance Of Warrants	—	—	7,333
Proceeds from Issuance Of Common Stock	—	428	1,631

Cash (Used in) Provided by Financing Activities	(12,600)	556	3,186

Effect of Exchange Rate Changes	(541)	(392)	(1,144)

(Decrease) Increase in Cash And Cash Equivalents	(3,311)	7,925	312
Cash and Cash Equivalents at Beginning of Period	15,045	7,120	6,808

Cash and Cash Equivalents at End of Period	$11,734	$15,045	$7,120

Supplemental Disclosures of Cash Flow Information
Cash Paid during the Year for:
Interest	$7,472	$8,161	$9,309
Income Taxes	2,940	2,179	1,395
Supplemental Disclosures of Noncash Financing Activity
Conversion of Interest Payable to Long-Term Obligations	$7,875	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

AND COMPREHENSIVE LOSS

(In thousands)

	Common Stock		Capital In Excess of Par	Retained Earnings (Accumulated Deficit) (restated)	Accumulated Other Comprehensive Loss (restated)	Total Shareholders’ Equity (Deficit) (restated)
	Shares	Par Value
Balances, April 30, 2001	15,103	$151	$44,115	$29,397	$(4,908)	$68,755
Components of Comprehensive Loss:
Net Loss				(7,853)		(7,853)
Reclassification Adjustment on Write-down of Equity Securities Available for Sale, Net of Tax					925	925
Unrealized Loss on Cash Flow Hedges, Net of Tax					(10)	(10)
Cumulative Translation Adjustment					136	136

Total Comprehensive Loss						(6,802)

Exercise of Stock Options	179	2	1,629			1,631
Issuance of Stock Warrants			7,333			7,333
Other			137			137

Balances, April 30, 2002	15,282	153	53,214	21,544	(3,857)	71,054
Components of Comprehensive Loss:
Net Loss				(69,987)		(69,987)
Unrealized Gain on Equity Securities Available for Sale, Net of Tax					809	809
Unrealized Gain on Cash Flow Hedges, Net of Tax					20	20
Cumulative Translation Adjustment					2,264	2,264

Total Comprehensive Loss						(66,894)

Exercise of Stock Options	77	1	427			428
Stock Compensation			284			284

Balances, April 30, 2003	15,359	154	53,925	(48,443)	(764)	4,872
Components of Comprehensive Loss:
Net Loss				(11,522)		(11,522)
Reclassification Adjustment for Sale of Equity Securities, Net of Tax					(809)	(809)
Unrealized Gain on Cash Flow Hedges, Net of Tax					771	771
Cumulative Translation Adjustment, Net of Tax					(3,627)	(3,627)

Total Comprehensive Loss						(15,187)

Stock Compensation	151	2	761			763

Balances, April 30, 2004	15,510	$156	$54,686	$(59,965)	$(4,429)	$(9,552)

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

However, demand for the Company’s products and timing of cost reductions are difficult to project. If the Company is unable to comply with the amended debt covenants, and the lenders are unwilling to waive or amend the debt covenants or a material adverse change occurs, certain components of the long-term obligations, senior credit facility and notes payable would become callable, and the Company would be required to seek alternative financing. The Company is continuing to evaluate its current capital structure and may investigate alternative sources of financing. Alternative sources of financing may not be available if required or, if available, may not be on satisfactory terms. If the Company is unable to obtain alternative financing on satisfactory terms, it would have a material adverse effect on the Company’s business, and the Company would be required to curtail capital spending, further reduce expenses, and otherwise modify its planned operations including potentially discontinuing operations.

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

Fair Value of Financial Instruments

The carrying amount of all financial instruments on the balance sheet as of April 30, 2004 and 2003 approximates fair value. The carrying value of variable-rate long-term obligations and notes payable approximates the fair value because interest rates reflect current market conditions. Estimated fair value of the subordinated debt is $41.9 million at April 30, 2004.

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

Product Liability

The Company is obligated under terms of its product liability insurance contracts to pay all costs up to deductible amounts. These costs are reported in general and administrative expenses and include insurance, investigation and legal defense costs. Legal settlements, if any, are included in Other Income (Expense), net.

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

Minority Interest in Joint Venture

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” as revised in December 2003 by FIN 46R. The new rule requires that companies consolidate a variable interest entity (“VIE”) if the company is subject to a majority of the risk of loss from the VIE’s activities, or is entitled to receive a majority of the entity’s residual returns or both. Based upon the Company’s analysis, the Company is associated with one VIE, Flow Autoclave, and has determined that it is the primary beneficiary and should, therefore, continue to include the VIE in its consolidated financial statements. Flow Autoclave is a joint venture with an unrelated third party and is involved with the domestic sales of the Company’s general press technology. Flow Autoclave’s sales to third party customers were less than 8% of the Company’s consolidated sales for the years ended April 30, 2004, 2003 and 2002. None of Flow Autoclave’s assets are collateralized on behalf of its obligations and the general creditors of Flow Autoclave do not have any recourse to the Company. The Company includes income or expense associated with the minority interest in its joint venture as part of Other Income (Expense), net in the accompanying Consolidated Statements of Operations. The implementation of FIN 46R in the fourth fiscal quarter of 2004 had no effect on the consolidated financial statements.

Foreign Currency Translation

The Company’s subsidiaries have adopted the local currency of the country in which they operate as the functional currency. All assets and liabilities of these foreign subsidiaries are translated at year-end rates. Income and expense accounts of the foreign subsidiaries are translated at the average rates in effect during the year. Adjustments resulting from the translation of the investments in Flow Asia, Flow Automation, Flow Europe, Foracon, Flow Japan, Flow South America, and Avure AB financial statements are recorded in the Accumulated Other Comprehensive Loss account in the Shareholders’ (Deficit) Equity section of the accompanying Consolidated Balance Sheets.

Assets and liabilities (including inter-company accounts that are transactional in nature) of the Company which are denominated in currencies other than the functional currency of the entity are translated based on current exchange rates and gains or losses are included in the Consolidated Statement of Operations. For the years ended April 30, 2004, 2003 and 2002, a net realized and unrealized foreign exchange gain (loss) of $5.0 million, $3.2 million, and ($274,000), respectively, is included in Other Income (Expense), net, in the accompanying Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2004

(All tabular dollar amounts in thousands, except per share and option amounts)

Basic and Diluted Loss Per Share

Basic loss per share represents net loss available to common shareholders divided by the weighted average number of shares outstanding during the period. Diluted loss per share represents net loss available to common shareholders divided by the weighted average number of shares outstanding including the potentially dilutive impact of stock options, where appropriate. Common stock equivalents include stock options and warrants. Potential common share equivalents of stock options and warrants are computed by the treasury stock method and are included in the denominator for computation of earnings per share if such equivalents are dilutive.

The following table sets forth the computation of basic and diluted loss per share for the years ended April 30, 2004, 2003 and 2002:

	Year Ended April 30,
	2004	2003	2002
	(restated)	(restated)	(restated)
Numerator:
Net loss	$(11,522)	$(69,987)	$(7,853)

Denominator:
Denominator for basic loss per share—weighted average shares	15,415	15,348	15,234
Dilutive potential common shares from employee stock options	—	—	—
Dilutive potential common shares from warrants	—	—	—

Denominator for diluted loss per share—weighted average shares and assumed conversions	15,415	15,348	15,234

Basic and diluted loss earnings per share	$(0.75)	$(4.56)	$(0.52)

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

	Year Ended April 30:
	2004	2003	2002
	(restated)	(restated)	(restated)
Net loss, as reported	$(11,522)	$(69,987)	$(7,853)
Add: Stock compensation included in net loss, net of related tax effects	504	155	9
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax related effects	(878)	(414)	(1,969)

Pro forma net loss	$(11,896)	$(70,246)	$(9,813)

Loss per share—basic and diluted:
As reported	$(0.75)	$(4.56)	$(0.52)
Pro forma	$(0.77)	$(4.58)	$(0.64)

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

Reclassifications

Certain fiscal 2003 and 2002 amounts have been reclassified to conform to the 2004 presentation. These reclassifications had no effect on previously reported net loss or cash flows.

Note 2—Restatement:

The Company has identified errors in the Consolidated Financial Statements related to the application of Statement of Financial Accounting Standards No. 52 (“FAS 52”), “Foreign Currency Translation”, to inter-company balances, reconciliation of inter-company accounts, the provision for income taxes in the fiscal year 2003 financial statements, the preparation of the Consolidated Statements of Cash Flows and the classification of certain current and long-term debt balances.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2004

(All tabular dollar amounts in thousands, except per share and option amounts)

•	The Company has reviewed its treatment of foreign currency gains and losses on inter-company balances under FAS 52. The Company had been including such gains and losses in Accumulated Other Comprehensive Loss when translating the financial statements of foreign subsidiaries. Such gains and losses should have been reported in the Consolidated Statement of Operations because the related inter-company balances were not of a long-term investment nature. The Company has reflected the appropriate adjustments in Other Income (Expense) net.

•	The Company determined that certain of its inter-company accounts were not properly reconciled. As a result, certain historical entries that were previously recorded as foreign currency translation losses in Accumulated Other Comprehensive Loss should have been recorded to Cost of Sales and Provision for Income Taxes in the Consolidated Statement of Operations.

•	In addition, the Company has corrected the reporting in its Consolidated Statements of Cash Flows for the effects of foreign exchange rate changes on cash for each of the three years in the period ended April 30, 2004. The impact of this correction in treatment is to record the effects of foreign exchange rate changes in the appropriate categories in the Consolidated Statement of Cash Flows.

•	The Company also determined that the allocation of proceeds received from the subordinated debt and detachable warrants in May 2001 was incorrect. The original accounting resulted in an over allocation of value to the warrants. The correction resulted in a reduction in debt discount of $1.9 million and related reductions in Interest Expense, net in the Consolidated Statements of Operations in the subsequent periods. The effect on the Consolidated Balance Sheets is an increase in Long-Term Obligations, net and corresponding reduction in Capital in Excess of Par.

•	The Consolidated Balance Sheets as of April 30, 2004 and 2003 also reflect a revision in classification, from long-term to current liabilities, related to the Company’s senior credit facility of $40.0 million and $56.4 million, respectively, and a $1.2 million reclassification from Notes Payable to Long-Term Obligations, net related to a note payable that was improperly included in current liabilities as of April 30, 2004. The revision in classification of the Company’s senior credit facility has been made because of the existence of a subjective acceleration clause in the credit agreement and the use of current cash receipts to directly reduce the liability. The reclassification of notes payable had not previously been made because its effect was considered immaterial.

As a result of the matters described above, the Company is restating its fiscal 2004, 2003 and 2002 financial statements to include charges to Cost of Sales of $412,000, $0 and $1.3 million, respectively, as well as a $3.7 million charge to Provision for Income Taxes in fiscal 2003. These entries result from the Company’s review of historical inter-company reconciliations of which on a limited basis were not completed appropriately. The adjustments above represent certain reconciling items that were treated as translation gains and losses at the time of reconciliation and recorded to Accumulated Other Comprehensive Loss on the Consolidated Balance Sheet. This restatement properly reflects the transactions in Cost of Sales and Provision for Income Taxes. In addition, the Company is restating its fiscal 2004, 2003 and 2002 financial statements to include in Other Income (Expense), net in the Consolidated Statement of Operations a $3.4 million gain, $5.3 million gain and $.5 million loss, respectively. The Company had previously recorded unrealized foreign currency gains and losses from inter-company accounts to Accumulated Other Comprehensive Loss on the Consolidated Balance Sheets. Retained Earnings at May 1, 2001 has been reduced by $5.8 million net of taxes to adjust for the correction of inter-company reconciliations and corrections on the amounts of translation gains or losses in prior years. In addition to these corrections, the Company has provided for appropriate tax benefits (provisions) related to the restated amounts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2004

(All tabular dollar amounts in thousands, except per share and option amounts)

The Company has restated its Consolidated Statements of Cash Flows for the year ending April 30, 2004, 2003 and 2002 to correctly reflect the impact of exchange rate changes on cash as described above.

The following items in the Consolidated Statements of Operations, Consolidated Statements of Cash Flows and Consolidated Balance Sheets have been restated as follows:

	Year Ended April 30, 2004		Year Ended April 30, 2003		Year Ended April 30, 2002
	As previously reported	Restated	As previously reported	Restated	As previously reported	Restated
Consolidated Statement of Operations
Cost of Sales	$111,970	$112,382	*	*	$107,819	$109,129
Gross Margin	65,639	65,227	*	*	69,071	67,761
Operating (Loss) Income	(1,471)	(1,883)	*	*	1,422	112
Interest Expense, net	(12,995)	(12,785)	(11,319)	(11,162)	(8,823)	(8,707)
Other Income (Expense), net	4,413	7,817	(4,333)	958	(2,276)	(2,772)
Loss Before Provision for Income Taxes	(10,053)	(6,851)	(62,309)	(56,861)	(9,677)	(11,367)
(Provision) Benefit for Income Taxes	(5,099)	(5,197)	(7,180)	(12,603)	3,290	3,123
Loss Before Discontinued Operations, Net of Tax	(15,152)	(12,048)	(69,489)	(69,464)	(6,387)	(8,244)
Net Loss	(14,626)	(11,522)	(70,012)	(69,987)	(5,996)	(7,853)

Loss per Share:
Basic and Diluted
Loss Before Discontinued Operations	(.98)	(.78)	*	*	(.42)	(.54)
Net Loss	(.95)	(.75)	*	*	(.39)	(.52)
Consolidated Statement of Cash Flows:
Cash Provided by Operating Activities	12,331	12,237	8,400	10,256	6,851	6,391
Cash Used in Investing Activities	*	*	*	*	(8,055)	(8,121)
Effect of Exchange Rate Changes	(635)	(541)	1,464	(392)	(1,670)	(1,144)

	As of April 30, 2004		As of April 30, 2003
	As previously reported	Restated	As previously reported	Restated
Consolidated Balance Sheets:
Restricted Cash	2,156	1,101	*	*
Deferred Income Taxes	536	970	957	1,616
Other Current Assets	5,606	5,562	7,464	7,646
Total Current Assets	91,276	90,611	100,140	100,981
Goodwill	10,664	11,260	10,141	10,737
Other Assets	3,694	4,749	*	*
Total Assets	134,085	135,071	146,264	147,701
Notes Payable	9,887	8,687	*	*
Current Portion of Long-Term Obligations	60	40,040	23	56,446
Taxes Payable and Other Accrued Taxes	*	*	1,590	1,943
Total Current Liabilities	60,891	99,671	50,914	107,690
Long-Term Obligations	75,400	38,081	83,775	29,023
Total Liabilities	140,802	142,263	138,480	140,504
Capital in Excess of Par	56,629	54,686	55,869	53,925
(Accumulated Deficit) Retained Earnings	(55,432)	(59,965)	(40,806)	(48,443)
Accumulated Other Comprehensive Loss	(10,431)	(4,429)	(9,758)	(764)
Total Shareholders’ (Deficit) Equity	(9,077)	(9,552)	5,459	4,872
Total Liabilities and Shareholder’s (Deficit) Equity	134,085	135,071	146,264	147,701

*	The restatements described above did not result in a restatement of this line item in this fiscal year in the Company’s previously reported financial statements.

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

Note 5—Investments:

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

In fiscal 2002, the Company reported in Other Expense, net a pre-tax charge of $843,000 related to the other than temporary impairment of the investment in WGI Heavy Minerals as the stock price had decreased and remained below cost for a period exceeding six months.

Note 6—Receivables:

Receivables are recorded at the invoiced amount and most do not bear interest. For certain customers, the Company accepts an interest-bearing note receivable as payment. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses on existing receivables. The Company determines the allowance based on historical write-off experience and current economic data. The allowance for doubtful accounts is reviewed quarterly. Past due balances over 90 days and over a specified amount are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2004

(All tabular dollar amounts in thousands, except per share and option amounts)

reviewed individually for collectibility. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged against the allowance when the Company determines that it is probable the receivable will not be recovered. For notes receivable, the Company monitors the customers’ payment performance when evaluating the collectibility of the note, as well as whether or not to continue accruing interest income. The Company does not have any off-balance-sheet credit exposure related to our customers.

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

Note 8—Property and Equipment:

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

Note 9—Long-Term Obligations, Notes Payable and Liquidity:

Long-term obligations are as follows:

	April 30,
	2004	2003
Subordinated Debt	41,875	35,000
Less Original Issue Discount on Subordinated Debt	(5,070)	(5,977)

Net Subordinated Debt	36,805	29,023
Credit Agreement	39,980	56,423
Term Loans Payable	1,336	23

	78,121	85,469
Less Current Portion	(40,040)	(56,446)

	$38,081	$29,023

Notes Payable	$8,687	$4,610

On July 28, 2004, the Company signed an amendment to its current credit agreement (the “Amendment”). The Amendment provides for a revolving line of credit of up to $42.7 million and an extension of the credit agreement through August 1, 2005. The commitment reduces to $41.0 million at April 30, 2005. Interest rates under the credit facility are at the Bank of America’s prime rate in effect from time to time plus 4% and increase by one percentage point each quarter beginning November 1, 2004. The prime rate at April 30, 2004 was 4.00%. The Amendment also requires a quarterly commitment fee of 1/2 of 1% (50 basis points) of the total commitment, and issuance of 150,000 detachable $.01 warrants as a fee. In addition, the Amendment requires compliance with minimum EBITDA and collateral levels and provides limits for spending on research & engineering as well as limits on capital expenditures. The Amendment also has provisions for mandatory commitment reductions in the event of a sale of assets outside the ordinary course of business or in the event of an equity financing. Commitment level reductions are based on a percentage of the cash generated by these activities net of applicable fees. The Company also pays an annual letter of credit fee equal to 5% of the amount available to be drawn under each outstanding letter of credit. The annual letter of credit fee is payable quarterly in arrears. The Company makes use of its credit facility to fund its operations during the course of the year. In fiscal 2004, the Company borrowed an aggregate of $30.0 million on the credit facility while repaying $46.5 million. In fiscal 2003 and 2002, the Company borrowed an aggregate of $53.2 million and $70.5 million, respectively, on the credit facility while repaying $52.0 million and $94.0 million, respectively. As of April 30, 2004, the Company had $2.8 million of domestic unused line of credit, subject to covenant restrictions. For

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2004

(All tabular dollar amounts in thousands, except per share and option amounts)

recent developments on the Credit Agreement, see Note 19. The process whereby the Company’s current excess cash receipts directly reduce the outstanding senior credit facility balance combined with material adverse change language discussed below, results in the balance outstanding being classified as a current liability.

In May 2001, the Company signed a $35 million subordinated debt agreement with The John Hancock Life Insurance Company and affiliated entities (“Hancock”). The agreement as previously amended requires semi-annual interest only payments at 15% and two equal principal payments due on April 30, 2007, and April 30, 2008. In addition, the Company issued 859,523 warrants to purchase Flow common stock at $.01 per share to Hancock. The value of the warrants relative to the total value of the transaction was 21% or $7.3 million which was recorded to Capital in Excess of Par. Accordingly, the value assigned to the warrants results in a discount to the carrying value of the Long-Term Obligations in the accompanying Consolidated Balance Sheets. The debt discount is amortized over the term of the debt by the effective interest method and the fully vested warrants expire on April 30, 2008. The unamortized discount balance is $5.1 million and $6.0 million at April 30, 2004 and 2003, respectively. As of April 30, 2003, Hancock had agreed to capitalize required semi-annual interest payments, beginning with April 30, 2003, until April 30, 2004, which total $6.9 million. On July 28, 2004, Hancock amended the agreement to continue to capitalize interest through April 30, 2005, which totals an additional $5.3 million. All deferred and capitalized payments accrue interest at the rate of 15%. In addition Hancock received 150,000 detachable $.01 warrants as a fee. For recent developments on the Hancock Agreement, see Note 19.

Both senior and subordinated credit facilities require payment of significant additional fees if certain reductions in outstanding debt levels do not occur. The credit agreement and subordinated debt agreement are collateralized by a general lien on all of the Company’s assets. In addition, the agreements with the Company’s senior and subordinated lenders include subjective acceleration clauses which permit the lenders to demand payment on the determination of a material adverse change in the business. The Company is required to comply with certain covenants relating to the credit agreement, and subordinated debt agreement, including restrictions on dividends and transactions with affiliates, limitations on additional indebtedness, capital expenditures, research and engineering expenses, and maintenance of EBITDA ratios and collateral values. The Company was in compliance with all covenants during fiscal 2004.

The Company has been able to satisfy its needs for working capital and capital expenditures, due in part to its ability to access adequate financing arrangements. The Company expects that operations will continue, with the realization of assets and discharge of liabilities in the ordinary course of business. Compliance with amended future debt covenants for the credit agreement and the subordinated debt agreement requires the Company to meet its operating projections, which include achieving certain revenues and consistent operating margins. If the Company is unable to comply with the amended debt covenants or the subjective acceleration clause is asserted and the Company’s lenders are unwilling to waive or amend the debt covenants, amounts owed under the Company’s credit agreement and subordinated debt agreement would become current, and the Company would be required to seek alternative financing. Alternative sources of financing may not be available if required or, if available, may not be on terms satisfactory to the Company. If the Company is unable to obtain alternative financing on satisfactory terms, it could have a material adverse effect on the Company’s business, and the Company may be required to curtail capital spending, further reduce expenses and otherwise modify its planned operations.

The Company has accessed its three unsecured credit facilities in Flow Asia to fund the construction of its new manufacturing facility. The total availability under these facilities is 160 million New Taiwanese Dollars ($4.8 million) and the facilities bear interest ranging from 1.6% to 2%. The credit facilities have maturities of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2004

(All tabular dollar amounts in thousands, except per share and option amounts)

between 12 and 36 months and can be extended for like periods, as needed, at the bank’s option. At April 30, 2004, $3.6 million is outstanding. Notes Payable includes $2.4 million of the balance with the remaining $1.2 million included in Term Loans Payable within Long-Term Obligations.

Notes Payable also include a $6.6 million (50 million Swedish Krona) Avure AB line of credit which is collateralized by trade accounts receivable and inventory, at an interest rate of Swedish prime (3.4% at April 30, 2004) plus 0.75%. The line of credit expires annually on December 31 and is renewable in yearly increments at the bank’s option. As of April 30, 2004, Avure AB has approximately $0.3 million available under this credit facility.

Principal payments under all debt obligations for the next four years are as follows: $8,747,000 in 2005, $40,035,000 in 2006, $22,158,000 in 2007 and $20,938,000 in 2008. There are no principal payments due subsequent to 2008. These amounts report the contractual due dates of all debt obligations.

Note 10—Income Taxes:

The components of consolidated (loss) income before income taxes and the provision (benefit) for income taxes are as follows:

	Year Ended April 30,
	2004	2003	2002
(Loss) Income Before Provision (Benefit) for Income Taxes:
Domestic	$(16,910)	$(35,166)	$(10,564)
Foreign	10,059	(21,695)	(803)

Total	$(6,851)	$(56,861)	$(11,367)

The provision (benefit) for income taxes comprises:

	Year Ended April 30,
	2004	2003	2002
		(restated)	(restated)
Current:
Domestic	$121	$—	$(2,155)
State and Local	87	68	139
Foreign	4,343	1,327	510

Total	4,551	1,395	(506)
Deferred	646	11,208	(2,617)

Total	$5,197	$12,603	$(3,123)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2004

(All tabular dollar amounts in thousands, except per share and option amounts)

Net deferred tax assets (liabilities) comprise the following:

	April 30, 2004	April 30, 2003
Current:
Accounts receivable allowances	$331	$297
Inventory capitalization	103	288
Obsolete inventory	613	718
Vacation accrual	262	226
Net operating loss carryover	537	957
Unrealized loss	433	720
Business tax credits	193	269

Subtotal	2,472	3,475
Valuation allowance	(1,502)	(1,859)

Total Current Deferred Taxes	970	1,616

Long-term:
Fixed assets	520	1,727
Net operating loss carryover	19,369	19,769
Goodwill	554	733
State and foreign taxes	(491)	(491)
AMT credits	564	564
Unrealized loss	—	287
All other	1,909	1,320

Subtotal	22,425	23,909
Valuation allowance	(22,425)	(23,909)

Total Long-Term Deferred Taxes	—	—

Total Net Deferred Tax Assets	$970	$1,616

A reconciliation of income taxes at the federal statutory rate to the provision (benefit) for income taxes is as follows:

	Year Ended April 30,
	2004	2003	2002
Income taxes at federal statutory rate	(34.0)%	(34.0)%	(34.0)%
Extra territorial income exclusion	0.0	(0.3)	(1.4)
Foreign tax rate differences	6.2	1.7	3.8
Change in valuation allowances	(28.4)	47.5	0.7
State and local tax rate differences	0.8	0.1	0.8
Original issue discount amortization	5.0	0.5	1.8
Non deductible meals	0.6	0.1	0.7
Foreign earnings not previously subject to U.S. tax	93.3	0.0	0.0
Foreign withholding taxes	26.9	0.0	0.0
Minimum tax	1.8	0.0	0.0
Other	3.7	6.6	0.1

Income tax (benefit) provision	75.9%	22.2%	(27.5)%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2004

(All tabular dollar amounts in thousands, except per share and option amounts)

As of April 30, 2004, the Company had approximately $24.8 million of domestic net operating loss carryforwards to offset certain earnings for federal income tax purposes. All of these net operating loss carryforwards expire in fiscal 2023. Net operating loss carryforwards in foreign jurisdictions amount to $35.1 million and do not expire.

Since 2003, the Company has provided a full valuation allowance against its domestic net operating losses and certain foreign net operating losses. The Company also placed a valuation allowance against certain other deferred tax assets based on the expected reversal of both deferred tax assets and liabilities. During 2004, the valuation allowance was reduced by $1.8 million for net operating losses and other deferred tax assets realized this year.

In prior years a provision was not made for U.S. income taxes or foreign withholding taxes on undistributed earnings of foreign subsidiaries. In the fourth quarter of fiscal 2004, the Company was no longer able to permanently defer foreign earnings. As a result, the Company recorded a $1.9 million liability for withholding taxes payable on future repatriation of historical foreign earnings as of April 30, 2004. Subsequent to year end the Company repatriated $3.5 million from certain foreign subsidiaries and plans to continue to repatriate additional earnings in the future as a result of foreign asset collateral requirements and the amended credit agreements discussed in Note 9.

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

During fiscal 2004 and 2003 the Company recorded non-cash compensation expense of $763,000 and $284,000, respectively, related to various compensatory arrangements which provide common stock or restricted stock units, rather than options, to the Board of Directors and executive management. In fiscal 2004, the nine non-employee Board of Directors became eligible to receive and were granted a combined annual $270,000 ($30,000 each) worth of common stock. In addition, the Company entered into retention agreements with certain

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2004

(All tabular dollar amounts in thousands, except per share and option amounts)

key executives which entitles them to stock grants that vest on December 31, 2006. The Company also implemented an incentive compensation program which pays 50% in common stock. There were no common stock grants during fiscal 2003. The January 2003 employment agreement with the CEO provides for annual restricted stock grants. These restricted stock grants vest on the earlier of the achievement of yearly performance targets or 10 years. There was no expense in fiscal 2002 related to these plans.

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

Note 13—Preferred Share Rights Purchase Plan:

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

Note 15—Discontinued Operations:

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

Note 16—Restructuring:

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

Note 17—Selected Quarterly Financial Data (unaudited):

Fiscal 2004 Quarters(1)	First (restated)	Second (restated)	Third (restated)	Fourth (restated)	Total (restated)
Sales	$37,182	$43,689	$42,382	$54,356	$177,609
Gross Margin	13,385	15,651	16,298	19,893	65,227
Loss Before Discontinued Operations	(6,193)	(1,929)	(321)	(3,605)	(12,048)
Net (Loss) Income	(5,667)	(1,929)	(321)	(3,605)	(11,522)
Loss Per Share:
Basic and Diluted
(Loss) Income Before Discontinued Operations	(.40)	(.13)	(.02)	(.23)	(.78)
Net (Loss) Income	(.37)	(.13)	(.02)	(.23)	(.75)

Fiscal 2003 Quarters(1)	First (restated)	Second (restated)	Third (restated)	Fourth (restated)	Total (restated)
Sales	$40,034	$41,801	$30,546	$31,734	$144,115
Gross Margin	12,753	14,724	(467)	9,031	36,041
Loss Before Discontinued Operations	(3,531)	(9,116)	(42,354)	(14,463)	(69,464)
Net Loss	(3,442)	(9,109)	(42,691)	(14,745)	(69,987)
Loss Per Share:
Basic and Diluted
Loss Before Discontinued Operations	(.23)	(.60)	(2.76)	(.94)	(4.53)
Net Loss	(.22)	(.60)	(2.78)	(.96)	(4.56)

(1)	As discussed in Note 2, the Company has restated its financial statements for the fiscal years ended April 30, 2004 and 2003.

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

	Waterjet				Avure			Eliminations	Total
	North America Waterjet	Asia Waterjet	Other International Waterjet	Other	Food	North America Press	International Press
2004
External sales	$59,044	$20,502	$28,160	$25,155	$15,296	$7,445	$22,007		$177,609

Operating (loss) income	$(4,871)	$5,299	$(2,921)	$335	$(2,874)	$9	$2,672	$468	$(1,883)

Total assets	$88,050	$27,587	$17,935	$12,265	$16,227	$4,802	$45,907	$(77,702)	$135,071

2003
External sales	$53,995	$17,667	$22,941	$26,892	$4,851	$7,668	$10,101		$144,115

Operating (loss) income	$(6,374)	$3,433	$(15,557)	$(8,503)	$(15,601)	$100	$(5,242)	$1,087	$(46,657)

Total assets	$107,448	$20,658	$30,190	$13,154	$15,062	$4,523	$45,645	$(88,979)	$147,701

2002
External sales	$59,254	$14,916	$30,568	$22,480	$11,087	$12,648	$25,937		$176,890

Operating income (loss)	$8,448	$2,105	$(6,749)	$(4,813)	$(6,548)	$753	$6,751	$165	$112

Total assets	$130,809	$16,794	$41,201	$23,783	$—	$6,179	$53,530	$(63,622)	$208,674

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2004

(All tabular dollar amounts in thousands, except per share and option amounts)

The table below presents the Company’s operations and other financial information by geographical region:

	United States	Europe	Asia	Other Foreign	Adjustments & Eliminations	Consolidated
Fiscal 2004
Sales:
Customers(1)	$97,546	$46,557	$20,502	$13,004	$—	$177,609
Inter-area(2)	13,917	15,051	1,214	365	(30,547)	—

Total sales	$111,463	$61,608	$21,716	$13,369	$(30,547)	$177,609
Long-Lived Assets	$12,355	$24,276	$7,068	$761		$44,460
Fiscal 2003
Sales:
Customers(1)	$79,450	$31,326	$17,666	$15,673	$—	$144,115
Inter-area(2)	12,499	600	1,166	72	(14,337)	—

Total sales	$91,949	$31,926	$18,832	$15,745	$(14,337)	$144,115
Long-Lived Assets	$17,455	$25,094	$3,172	$999		$46,720
Fiscal 2002
Sales:
Customers(1)	$95,853	$52,757	$14,916	$13,364	$—	$176,890
Inter-area(2)	17,926	14,298	1,350	856	(34,430)	—

Total sales	$113,779	$67,055	$16,266	$14,220	$(34,430)	$176,890
Long-Lived Assets	$35,091	$26,839	$2,006	$5,779		$69,715

(1)	U.S. sales to unaffiliated customers in foreign countries were $15.1 million, $12.5 million, and $6.5 million in fiscal 2004, 2003, and 2002, respectively.
(2)	Inter-area sales to affiliates represent products that were transferred between geographic areas at negotiated prices, which are consistent with the terms sales to third parties, that is, at current market prices. These amounts have been eliminated in the consolidation.

Note 19—Subsequent Events:

As described in Note 9, on July 28, 2004, the Company signed an amendment to the current credit agreement (the “Amendment”). The Amendment provides for an extension of the credit agreement through August 1, 2005.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2004

(All tabular dollar amounts in thousands, except per share and option amounts)

Note 20—Subsequent Events: (unaudited)

On November 18, 2004, Omax Corporation (“Omax”) filed suit against the Company alleging that the Company’s products infringe on Omax’s patents. The suit also seeks to have a specific patent held by the Company declared invalid. Although the suit seeks damages of over $100 million, the Company believes Omax’s claims are without merit and intends not only to contest Omax’s allegations of infringement, but also to vigorously pursue its claims with regard to its own patent.

FLOW INTERNATIONAL CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

		Additions
Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions *	Balance at End of Period
Year Ended April 30:
Allowance for Doubtful Accounts
2004	$5,019	$1,366	$(19)	$(1,589)	$4,777
2003	962	4,978	131	(1,052)	5,019
2002	866	651	(12)	(543)	962
Provision for Slow-Moving and Obsolete Inventories
2004	$4,336	$975	$—	$(2,812)	$2,499
2003	1,792	4,271	69	(1,796)	4,336
2002	1,904	348	—	(460)	1,792

*	Write-offs of uncollectible accounts and disposal of obsolete inventory.

Classification	Balance at Beginning of Period	Net Change	Balance at End of Period
	(restated)	(restated)	(restated)
Year Ended April 30:
Valuation Allowance on Deferred Tax Assets
2004	$25,768	$(1,841)	$23,927
2003	615	25,153	25,768
2002	693	(78)	615

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

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as a part of this report:

1.	Consolidated Financial Statements.

See Item 8 of Part II for a list of the Financial Statements filed as part of this report.

2.	Financial Statement Schedules.

See Item 8 of Part II for a list of the Financial Statement Schedules filed as part of this report.

3.	Exhibits. See subparagraph (c) below.

(b)	Reports on Form 8-K -

The Company filed a Form 8-K dated March 16, 2004 announcing that it had issued a press release posting third quarter fiscal 2004 results.

(c)	Exhibits.

Exhibit Number

3.1	Articles of Incorporation, filed with the state of Washington October 1, 1998. (Incorporated by reference to Exhibit 3.1 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 1999.)

3.2	By-Laws of Flow International Corporation. (Incorporated by reference to Exhibit 3.1 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 1999.)

4.1	Certificate of Designation of Series B Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 4.5 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 1990.)

4.2	Amended and Restated Rights Agreement dated as of September 1, 1999, between Flow International Corporation and ChaseMellon Shareholder Services, L.L.C. (Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated September 1, 1999.)

4.3	Warrant to Purchase Shares of Common Stock of Flow International Corporation. (Incorporated by reference to the registrant’s Current Report on Form 8-K dated June 12, 2001.)

10.1	Flow International Corporation 1987 Stock Option Plan for Nonemployee Directors, as amended. (Incorporated by reference to Exhibit 10.5 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 1994.)

10.2	Flow International Corporation 1995 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 2000.)

10.3	Flow International Corporation Voluntary Pension and Salary Deferral Plan and Trust Agreement, as amended and restated effective January 1, 2002. (Incorporated by reference to Exhibit 10.3 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 2003.)

10.4	Note Purchase Agreement dated as of April 30, 2001. (Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated June 12, 2001.)

10.5	Form of Change in Control Agreement. (Incorporated by reference to Exhibit 10.17 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 1996.)

Exhibit Number

10.6	First Amendment to Note Purchase Agreement dated October 31, 2001 among John Hancock Life Insurance Company, John Hancock Variable Life Insurance Company, Signature 4 Limited and Signature 5 L.P. and Flow International Corporation dated as of April 30, 2001. (Incorporated by reference to Exhibit 10.18 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 2002.)

10.7	Second Amendment to Note Purchase Agreement dated September 13, 2002 among John Hancock Life Insurance Company, John Hancock Variable Life Insurance Company, Signature 4 Limited and Signature 5 L.P. and Flow International Corporation dated as of April 30, 2001. (Incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002.)

10.8	Employment Agreement dated November 25, 2002 between Stephen R. Light and Flow International Corporation. (Incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2003.)

10.9	Second Amended and Restated Credit Agreement dated July 28, 2003 (Incorporated by reference to Exhibit 10.9 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 2003.)

10.10	Third Amendment to Note Purchase Agreement dated July 28, 2003 among John Hancock Life Insurance Company, John Hancock Variable Life Insurance Company, Signature 4 Limited and Signature 5 L.P. and Flow International Corporation. (Incorporated by reference to Exhibit 10.10 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 2003.)

10.11	Lease dated January 30, 2003 between Flow International and Property Reserve, Inc. (Incorporated by reference to Exhibit 10.11 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 2003.)

10.12	Amendments Number One, Two, and Three to the Second Amended and Restated Credit Agreement dated July 28, 2004 among Banc of America Strategic Solutions, Inc., U.S. Bank National Association, Keybank National Association, Bank of America, N.A., as agent for the lenders, and Flow International Corporation. (Incorporated by reference to Exhibit 10.12 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 2004.).

10.13	Fourth Amendment to Note Purchase Agreement dated July 28, 2004 among John Hancock Life Insurance Company, John Hancock Variable Life Insurance Company, Signature 4 Limited and Signature 5 L.P. and Flow International Corporation. (Incorporated by reference to Exhibit 10.13 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 2004.).

21.1	Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21.1 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 2004.).

23.1	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOW INTERNATIONAL CORPORATION
December 17, 2004
/S/ STEPHEN R. LIGHT
Stephen R. Light
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on this 17th day of December, 2004.

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