Form 10-Q
period 2004-07-31
FLOW INTERNATIONAL CORP
filed 2004-12-29
CIK 713002

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-12448

FLOW INTERNATIONAL CORPORATION

WASHINGTON	91-1104842
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23500 - 64th Avenue South

Kent, Washington 98032

(253) 850-3500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes          No    X   .

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes             No    X    .

The number of shares outstanding of common stock, as of December 6, 2004 is 15,939,291 shares.

FLOW INTERNATIONAL CORPORATION

FLOW INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; in thousands, except share amounts)

	July 31, 2004	April 30, 2004
ASSETS
Current Assets:
Cash and Cash Equivalents	$9,356	$11,734
Restricted Cash	1,281	1,101
Receivables, Net	42,357	44,860
Inventories, Net	27,062	26,384
Deferred Income Taxes	822	970
Other Current Assets	6,875	5,562

Total Current Assets	87,753	90,611
Property and Equipment, Net	13,366	14,200
Patents and Other Intangible Assets, Net	14,376	14,251
Goodwill	11,211	11,260
Other Assets	5,367	4,749

	$132,073	$135,071

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Notes Payable	$6,539	$8,687
Current Portion of Long-Term Obligations	35,495	40,040
Accounts Payable	17,708	15,123
Accrued Payroll and Related Liabilities	6,250	7,734
Other Accrued Taxes	1,901	4,212
Deferred Revenue	3,025	3,028
Customer Advances	10,406	10,181
Other Accrued Liabilities	12,348	10,666

Total Current Liabilities	93,672	99,671
Long-Term Obligations	42,392	38,081
Other Long-Term Liabilities	3,720	4,511

Total Liabilities	139,784	142,263

Commitments and Contingencies

Minority Interest	2,366	2,360

Shareholders’ Deficit
Series A 8% Convertible Preferred Stock – $.01 par value, 1,000,000 shares authorized, none issued	-	-
Common Stock - $.01 par value, 29,000,000 shares authorized, 15,876,748 shares outstanding at July 31, 2004 and 15,509,853 shares outstanding at April 30, 2004	159	156
Capital in Excess of Par	56,683	54,686
Accumulated Deficit	(62,305)	(59,965)
Accumulated Other Comprehensive Loss	(4,614)	(4,429)

Total Shareholders’ Deficit	(10,077)	(9,552)

	$132,073	$135,071

See Accompanying Notes to

Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share data)

	Three Months Ended July 31,
	2004	2003
		(restated)
Sales	$48,982	$37,182

Cost of Sales	31,087	23,797

Gross Margin	17,895	13,385

Expenses:
Sales and Marketing	7,309	7,433
Research and Engineering	2,604	2,732
General and Administrative	5,728	5,497
Restructuring	-	1,348
Financial Consulting	623	-

	16,264	17,010

Operating Income (Loss)	1,631	(3,625)

Interest Expense, Net	(3,095)	(3,299)
Other (Expense) Income, Net	(170)	727

Loss Before Provision for Income Taxes	(1,634)	(6,197)

(Provision) Benefit for Income Taxes	(706)	4

Loss Before Discontinued Operations	(2,340)	(6,193)

Gain on Sale of Discontinued Operations, Net of Tax	-	650
Discontinued Operations, Net of Tax	-	(124)

Net Loss	$(2,340)	$(5,667)

Basic and Diluted Loss Per Share:
Loss Before Discontinued Operations	$(.15)	$(.40)
Effect of Discontinued Operations, Net of Tax	-	03

Net Loss	$(.15)	$(.37)

Weighted Average Shares Used in Computing Basic and Diluted Loss Per Share
Basic	15,686	15,359
Diluted	15,686	15,359

See Accompanying Notes to

Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Three Months Ended July 31,
	2004	2003
		(restated)
Cash Flows from Operating Activities:
Net Loss	$(2,340)	$(5,667)
Adjustments to Reconcile Net Loss to Cash Provided by Operating Activities:
Depreciation and Amortization	1,322	1,673
Gain on Sale of Discontinued Operations	-	(650)
Foreign Currency Losses (Gains)	660	(788)
Amortization of Debt Discount	257	209
Other Non-Cash Items	365	(104)
Decrease in Receivables	2,483	2,919
(Increase) Decrease in Inventory	(740)	3,375
(Increase) Decrease in Other Operating Assets	(1,488)	158
Increase in Customer Advances	244	8,875
Increase (Decrease) in Accounts Payable	2,614	(2,653)
Decrease in Deferred Revenue	(14)	(3,397)
(Decrease) Increase in Other Operating Liabilities	(2,203)	288

Cash Provided by Operating Activities	1,160	4,238

Cash Flows from Investing Activities:
Expenditures for Property and Equipment	(329)	(1,725)
Restricted Cash	(184)	-
Proceeds from Sale of Discontinued Operations	-	1,837
Other	58	130

Cash (Used in) Provided by Investing Activities	(455)	242

Cash Flows from Financing Activities:
Repayments under Line of Credit Agreements, Net	(6,635)	(588)
Payments of Long-Term Obligations, Net	-	(1,009)
Borrowings on Long-Term Debt	4,090	-

Cash Used In Financing Activities	(2,545)	(1,597)

Effect of Changes in Exchange Rates on Cash	(538)	(675)

(Decrease) Increase in Cash and Cash Equivalents	(2,378)	2,208
Cash and Cash Equivalents at Beginning of Period	11,734	15,045

Cash and Cash Equivalents at End of Period	$9,356	$17,253

Supplemental Disclosure of Noncash Financing Activity
Issuance of warrants to lenders	$960	$-

Issuance of compensatory common stock on fiscal 2004 executive incentive compensation plan	$680	$-

See Accompanying Notes to

Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(unaudited, in thousands)

	Three Months Ended July 31,
	2004	2003
		(restated )
Net Loss	$(2,340)	$(5,667)

Other Comprehensive Income (Loss):
Unrealized Gain on Equity Securities Available for Sale, Net of Tax	-	219
Unrealized Loss on Cash Flow Hedges, Net of Tax	(24)	(168)
Cumulative Translation Adjustment, Net of Tax	(161)	(537)

Comprehensive Loss	$(2,525)	$(6,153)

See Accompanying Notes to

Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended July 31, 2004

(unaudited)

1.	Basis of Presentation

In the opinion of the management of Flow International Corporation (the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring items and accruals necessary to fairly present the financial position, results of operations and cash flows of the Company. These interim financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, and should be read in conjunction with the April 30, 2004 consolidated financial statements included in the Company’s Annual Report filed with the Securities and Exchange Commission on Form 10-K/A. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company’s financial statements. Actual results may differ from these estimates under different assumptions or conditions. Operating results for the three months ended July 31, 2004 may not be indicative of future results.

2.	Restatement

The Company has identified errors in the condensed consolidated financial statements for the quarter ending July 31, 2003 related to the application of Statement of Financial Accounting Standards No. 52 (“FAS 52”), “Foreign Currency Translation,” to inter-company balances, reconciliation of inter-company accounts, and the preparation of the Condensed Consolidated Statements of Cash Flows. In addition, the Company has reduced its interest expense, net in the Condensed Consolidated Statements of Operations resulting from a change in the valuation of debt discount on the subordinated debt. The Company also restated its Consolidated Balance Sheet as of April 30, 2004 as described in the Form 10-K/A filed on December 20, 2004. The following discussion relates to the restatement of the quarter ended July 31, 2003.

•	The Company has reviewed its treatment of foreign currency gains and losses on inter-company balances under FAS 52. The Company had been including such gains and losses in Accumulated Other Comprehensive Loss when translating the financial statements of foreign subsidiaries. Such gains and losses should have been reported in the Condensed Consolidated Statements of Operations because the related inter-company balances were not of a long-term investment nature. The Company has reflected appropriate adjustments in Other Income (Expense), net.

•	The Company determined that certain of its inter-company accounts were not properly reconciled. As a result, certain historical entries that were previously recorded as foreign currency translation losses in Accumulated Other Comprehensive Loss should have been recorded to Cost of Sales in the Condensed Consolidated Statements of Operations.

•	In addition, the Company has corrected the reporting in its Condensed Consolidated Statements of Cash Flows for the effects of foreign exchange rate changes on cash for the quarter ended July 31, 2003. The impact of this correction in treatment is to record the effects of foreign exchange rate changes in the appropriate categories in the Condensed Consolidated Statements of Cash Flows.

•	The Company also determined that the allocation of proceeds received from the subordinated debt and detachable warrants in May 2001 was incorrect. The correction resulted in a reduction in debt discount of $1.9 million in May 2001 and related reductions in Interest Expense, net in the Condensed Consolidated Statements of Operations in the subsequent periods.

As a result of matters described above, the Company is restating its first quarter fiscal 2004 financial statements for the period ended July 31, 2003 to include the following: a charge to Cost of Sales of $71,000 resulting from the Company’s review of historical inter-company reconciliations. The adjustment represents

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended July 31, 2004

(unaudited)

certain reconciling items that were treated as translation losses at the time of reconciliation and recorded to Accumulated Other Comprehensive Loss on the Condensed Consolidated Balance Sheet. This restatement properly reflects the transactions in Cost of Sales. In addition, the Company is restating its fiscal 2004 first quarter to include a $1.1 million gain in Other Income (Expense), net in the Condensed Consolidated Statements of Operations related to realized and unrealized foreign currency gains. The Company had previously recorded unrealized foreign currency gains and losses from inter-company accounts to Accumulated Other Comprehensive Loss. The Company has reduced its interest expense $47,000 related to the re-valuation of debt discount. In addition to the corrections, the Company has provided for appropriate tax benefits (provisions) related to the restated amounts.

The Company has restated its Condensed Consolidated Statements of Cash Flows for the quarter ending July 31, 2003 to correctly reflect the impact of exchange rate changes on cash as described above.

The following items in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statement of Cash Flows have been restated as follows:

	Quarter Ended July 31, 2003
	As previously Reported	Restated
Condensed Consolidated Statements of Operations:
Cost of Sales	$23,726	$23,797
Gross Margin	13,456	13,385
Operating Loss	(3,554)	(3,625)
Interest Expense, net	(3,346)	(3,299)
Other Income (Expense), net	(337)	727
Loss Before Provision for Income Taxes	(7,237)	(6,197)
(Provision) Benefit for Income Taxes	(460)	4
Loss Before Discontinued Operations, Net of Tax	(7,697)	(6,193)
Net Loss	(7,171)	(5,667)

Loss per Share Basic and Diluted:
Loss Before Discontinued Operations	(.50)	(.40)
Net Loss	(.47)	(.37)

Condensed Consolidated Statement of Cash Flows:
Cash Provided By Operating Activities	3,312	4,238
Effect of Changes in Exchange Rates on Cash	251	(675)

3.	Liquidity

The Company has incurred losses since fiscal 2002. The Company has been able to satisfy its needs for working capital and capital expenditures, due in part to its ability to access adequate financing arrangements. The Company expects that operations will continue, with the realization of assets and discharge of current liabilities in the ordinary course of business. Compliance with future debt covenants requires the Company to meet its operating projections, which include achieving certain revenues, costs, consistent operating margins, and working capital targets.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended July 31, 2004

(unaudited)

The Company believes that its existing cash and credit facilities at July 31, 2004 are adequate to fund its operations through July 31, 2005, the expiration of the Company’s senior credit facility. Refer to Note 12 for discussion of credit facilities. If the Company fails to achieve its planned revenues, costs and working capital objectives, management believes it has the ability to curtail capital expenditures and reduce costs to levels that will be sufficient to enable the Company to meet its cash requirements and debt covenants through July 31, 2005.

However, demand for the Company’s products and timing of cost reductions are difficult to project. If the Company is unable to comply with the debt covenants, or a material adverse change occurs, and the lenders are unwilling to waive or amend the debt covenants, certain components of the long-term obligations, senior credit facility and notes payable would become callable, and the Company would be required to seek alternative financing. The Company is continuing to evaluate its current capital structure and may investigate alternative sources of financing. Alternative sources of financing may not be available if required or, if available, may not be on satisfactory terms. If the Company is unable to obtain alternative financing on satisfactory terms, it would have a material adverse effect on the Company’s business, and the Company would be required to further curtail capital spending, further reduce expenses, and otherwise modify its planned operations including potentially discontinuing operations.

4.	Restructuring

The following table summarizes accrued restructuring activity (in thousands):

	Severance Benefits	Facility Exit Costs	Total
Balance, April 30, 2004	$244	$663	$907
Q1 restructuring charge	-	-	-
Q1 cash payments	(68)	(16)	(84)

Balance, July 31, 2004	$176	$647	$823

Since May 2003, the Company has been executing a plan intended to return it to profitability through reductions in headcount, consolidation of facilities and operations, and closure or divestiture of selected operations.

The remaining accrued severance costs of $176,000 as of July 31, 2004 will be paid over the next several months; and the remaining accrued facility exit costs of $647,000, which consist of long-term lease commitments, net of expected sublease income, will be paid primarily over the next several years.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended July 31, 2004

(unaudited)

5.	Discontinued Operations

At April 30, 2003, the Company reported one of its subsidiaries as a discontinued operation. This wholly owned subsidiary of the Company was involved in the decommissioning of oil wells. On May 16, 2003, the Company consummated the sale of the subsidiary’s assets, recording proceeds of $1.8 million and a gain on the sale of $650,000. The Company retains no future interest in the subsidiary. The Company presented the subsidiary’s results of operations as discontinued operations, net of applicable taxes, on the Condensed Consolidated Statement of Operations for the three months ended July 31, 2003. The results of discontinued operations, for the three months ended July 31, 2003, are summarized below:

(in thousands)

Three Months Ended July 31, 2003
Net Sales	$-
Loss Before Tax	(124)
Net Loss	(124)

6.	Loss Per Share and Stock-Based Compensation

Basic earnings (loss) per share represents net income (loss) available to common shareholders divided by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share represents net income (loss) available to common shareholders divided by the weighted average number of shares outstanding including the potentially dilutive impact of stock options and warrants, where appropriate. Common stock equivalents include stock options and warrants. Potential common share equivalents of stock options and warrants are completed by the treasury stock method and are included in the denominator for computation of earnings per share if such equivalents are dilutive.

The effect of all stock options (a total of 2,087,579 and 2,220,197 at July 31, 2004 and 2003, respectively) and warrants (a total of 1,160,000 shares and 860,000 shares at July 31, 2004 and 2003, respectively) have been excluded from the diluted weighted average share denominator for the three months ended July 31, 2004 and 2003, as their effect would be anti-dilutive.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards No. 123 (“FAS 123”), “Accounting for Stock Based Compensation” to stock-based employee compensation:

(in thousands, except per share data)

	Three Months Ended July 31,
	2004	2003
		(restated)
Net loss, as reported	$(2,340)	$(5,667)
Add: Stock compensation under APB 25 included in net loss	359	113
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(384)	(270)

Pro forma net loss	$(2,365)	$(5,824)

Loss per share – basic and diluted:
As reported	$(.15)	$(.37)
Pro forma	$(.15)	$(.38)

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended July 31, 2004

(unaudited)

To determine compensation expense under FAS 123, the Company used the following assumptions:

	Fiscal 2005	Fiscal 2004
Risk-free interest rates	4.34%	3.7%
Expected lives	Six years	Six years
Expected dividend yields	0%	0%
Expected volatility	62.0%	61.1%

During the three months ended July 31, 2004 and 2003, the Company recorded non-cash compensation expense of $359,000 and $113,000, respectively, related to various compensatory arrangements which provide common stock or restricted stock units, rather than options, to the Board of Directors and executive management and an independent third party who was engaged in a Consulting Agreement effective March 1, 2003 to provide executive coaching and organizational services. In partial consideration for such services, the Company issued 19,097 unregistered shares of common stock, valued at $50,000 which were expensed in June 2004. In addition, on July 28, 2004, in connection with the execution of amendments to its senior credit agreement, the Company issued the senior lenders 150,000 detachable $.01 warrants as a fee. Also, in connection with the July 28, 2004 amendment of its subordinated note agreement, the Company issued the subordinated lender 150,000 detachable $.01 warrants as a fee. The 300,000 warrants have been valued at $960,000 and will be amortized to interest expense beginning August 1, 2004 through August 1, 2005. The issuance of shares and warrants was exempt from registration under Section 4(2) of the Securities Act of 1933 because these were not transactions involving a public offering.

The table below presents the expense components related to the various common stock arrangements for the three months ended July 31, 2004 and 2003. Please refer to the Company’s Annual Report on Form 10-K/A for a further discussion of compensatory arrangements.

	Three Months Ended July 31,
	2004	2003
Accrual for annual compensatory stock award to Board members	$60	$-
Stock granted in consideration of third party services rendered	50	-
Executive employment and retention contracts	249	113

	$359	$113

7.	Segment Information

The Company has identified seven reportable segments. Four segments, North America Waterjet, Asia Waterjet, Other International Waterjet and Other (together known as Waterjet), utilize the Company’s released pressure technology. The remaining three segments, Food, North America Press and International Press (together known as Avure), utilize the Company’s contained pressure technology. The Waterjet operation includes cutting and cleaning operations, which are focused on providing total solutions for the aerospace, automotive, job shop, surface preparation and paper industries. The Avure operation includes the Fresher Under Pressure™ food processing technology, as well as the isostatic and flexform press (“General Press”) operations. The Fresher Under Pressure technology provides food safety and quality enhancement solutions for food producers, while the General Press business manufactures systems which produce and strengthen advanced materials for the aerospace, automotive and medical industries. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies included in the Company’s April 30, 2004 Annual Report filed with the Securities and Exchange Commission on Form 10-K/A. Segment operating results are measured on income (loss) from operations.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended July 31, 2004

(unaudited)

A summary of operations by reportable segment is as follows:

(in thousands)

	Three Months Ended July 31,
	2004	2003
Sales
North America Waterjet	$15,900	$14,313
Asia Waterjet	6,351	4,773
Other International Waterjet	7,136	7,145
Other	8,912	7,258
Food	3,868	694
North America Press	2,593	1,166
International Press	4,222	1,833

	$48,982	$37,182

Operating (Loss) Income
North America Waterjet	$(446)	$(1,260)
Asia Waterjet	1,664	1,295
Other International Waterjet	(397)	(795)
Other	101	334
Food	(37)	(1,427)
North America Press	(3)	(68)
International Press	638	(1,933)
Eliminations	111	229

	$1,631	$(3,625)

8.	Restricted Cash

The Company maintains amounts which are restricted in a separate bank account to provide customer performance guarantees as well as vendor guarantees. At July 31, 2004 and April 30, 2004, the Company had $2.3 million and $2.2 million of cash pledged on such guarantees of which $1.3 million and $1.1 million has restrictions which will lift within the next twelve months, respectively.

9.	Receivables

Receivables consist of the following:

(in thousands)

	July 31, 2004	April 30, 2004
Trade Accounts Receivable	$31,330	$27,649
Unbilled Revenues	15,769	21,988

	47,099	49,637

Less Allowance for Doubtful Accounts	4,742	4,777

	$42,357	$44,860

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended July 31, 2004

(unaudited)

10.	Inventories

Inventories consist of the following:

(in thousands)

	July 31, 2004	April 30, 2004
Raw Materials and Parts	$13,114	$14,849
Work in Process	6,420	6,223
Finished Goods	9,805	7,811

	29,339	28,883

Less Provision for Slow-Moving and Obsolete Inventories	2,277	2,499

	$27,062	$26,384

11.	Income Taxes

Due to a history of losses and uncertainty of future earnings, the Company continues to provide a full valuation allowance against its domestic net operating losses and certain foreign net operating losses. Further, the Company has also placed a valuation allowance against certain other deferred tax assets based on the expected reversal of such deferred tax assets and liabilities. The domestic net operating losses can be carried forward 20 years to offset domestic profits in future periods.

In fiscal 2004, the Company determined it was no longer able to permanently defer foreign earnings and recorded a $1.9 million liability for withholding taxes payable on future repatriation of foreign earnings. During the quarter ended July 31, 2004, the Company repatriated $3.5 million from certain foreign subsidiaries and plans to continue to repatriate additional earnings in the future.

For the three months ended July 31, 2004, the tax provision consists of current taxes in certain foreign tax paying jurisdictions. There was no tax benefit recorded for losses in other jurisdictions. For the three months ended July 31, 2003, the tax provision consists of current taxes in certain foreign jurisdictions and income tax losses in one foreign jurisdiction of which future earnings are expected to result in the utilization of the net operating loss. For the three months ended July 31, 2003, the benefit recorded for operating losses was nearly equal to the provisions recorded for the other jurisdictions.

12.	Notes Payable and Long-Term Obligations

(in thousands)

	July 31, 2004	April 30, 2004
Subordinated Debt	$41,875	$41,875
Less Original Issue Discount on Subordinated Debt	(4,813)	(5,070)

Net Subordinated Debt	37,062	36,805
Credit Agreement	35,427	39,980
Term Loans Payable	5,398	1,336

	77,887	78,121

Less Current Portion	(35,495)	(40,040)

	$42,392	$38,081

Notes Payable	$6,539	$8,687

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended July 31, 2004

(unaudited)

On July 28, 2004, the Company signed an amendment to its current senior credit agreement (the “Amendment”). The Amendment provides for a revolving line of credit of up to $42.7 million and an extension of the credit agreement through August 1, 2005. The Company evaluated the Amendment under EITF 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt, Arrangements,” and concluded that the borrowing capacity of the new arrangement increased. The commitment reduces to $41.0 million at April 30, 2005. Interest rates under the credit facility are at Bank of America’s prime rate in effect from time to time plus 4% and increase by one percentage point each quarter beginning November 1, 2004. The Company follows EITF 86-15, “Increasing Rate Debt” when recording interest expense at a constant estimated effective rate over the term of the facility. The prime rate at July 31, 2004 was 4.25%. The Amendment also requires the issuance of 150,000 detachable $.01 warrants as a fee and a quarterly commitment fee of  1/2 of 1% (50 basis points) of the total commitment. In addition, the Amendment requires compliance with minimum EBITDA and collateral levels and provides limits for spending on research and engineering as well as limits on capital expenditures. In addition, the Company’s agreements with its senior and subordinated lenders include subjective acceleration clauses which permit the lenders to demand payment in the event of a material adverse change. The Amendment also has provisions for mandatory commitment reductions in the event of a sale of assets outside the ordinary course of business or in the event of an equity financing. Commitment level reductions are based on a percentage of the cash generated by these activities net of applicable fees. The Company also pays an annual letter of credit fee equal to 5% of the amount available to be drawn under each outstanding letter of credit. The annual letter of credit fee is payable quarterly in arrears. The Company makes use of its credit facility to fund its operations during the course of the year. As of July 31, 2004, the Company had borrowed $35.4 million against the credit facility and had $4.9 million of domestic unused line of credit, net of outstanding letters of credit of $2.4 million and subject to covenant restrictions. The process whereby the Company’s current excess cash receipts directly reduce the outstanding senior credit facility balance combined with material adverse change language in the agreement results in the balance outstanding being classified as a current liability at July 31, 2004 and April 30, 2004.

On July 28, 2004, The John Hancock Life Insurance Company and affiliated entities (“Hancock”) amended the subordinated agreement to continue to defer semi-annual interest through April 30, 2005, which will total an additional $5.3 million. All deferred payments accrue interest at the rate of 15%. In addition Hancock received 150,000 detachable $.01 warrants as an amendment fee. As of July 31, 2004, the balance outstanding to Hancock includes principal, net of unamortized discount of $4.8 million, of $37.1 million. Half of the principal is due on each of April 30, 2007 and 2008.

The 300,000 warrants discussed above allow for purchase of common stock and were capitalized with a total estimated fair value of approximately $960,000. The 150,000 warrants issued to the senior lenders have a five year contractual life and are exercisable at the earlier of: 1) July 31, 2005 or 2) a time when our total outstanding debt balance has been reduced to $6 million or less. The 150,000 warrants issued to Hancock are immediately exercisable and have a seven year contractual life. The estimated fair value of the warrants was determined using the Black-Scholes valuation method and the following additional assumptions: a) risk-free rate of 4.23%, b) volatility of 62.0%, c) grant date stock price of $3.21, and d) expected lives consistent with the contractual lives.

On December 6, 2004, the Company signed an additional amendment to its current senior credit agreement (“Additional Amendment”). The Additional Amendment increases the sub-facility for letters of credit from $5 million to $13 million. The Additional Amendment also allows the Company until December 15, 2004 to provide certain financial information and officers certificates related to the quarter ended July 31, 2004. On

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended July 31, 2004

(unaudited)

December 15, 2004, the Company also amended its subordinated agreement to allow the Company until December 15, 2004 to provide certain financial information and officers certificates related to the quarter ended July 31, 2004. The Company provided the required information on December 15, 2004 to its lenders.

Both senior and subordinated credit facilities require payment of significant additional fees if certain reductions in outstanding debt levels do not occur. The amended senior credit facility requires the Company to pay a $1.0 million fee if the total commitment at April 30, 2005 is greater than $38.0 million. The amended subordinated debt agreement assesses a $3.0 million deferred fee should the Company be unable to make the April 30, 2005 interest payment in cash by June 15, 2005.

The senior credit agreement and subordinated debt agreement are collateralized by a general lien on all of the Company’s assets. The Company is required to comply with certain covenants in the senior credit agreement, and subordinated debt agreement, including restrictions on dividends and transactions with affiliates, limitations on additional indebtedness, capital expenditures, research and engineering expenses, and maintenance of EBITDA ratios and collateral values. The Company was in compliance with all covenants in its amended credit facilities as of July 31, 2004.

The Company has three unsecured credit facilities in Taiwan with a commitment totaling 160 million New Taiwanese Dollars (US$4.7 million at July 31, 2004), bearing interest at rates ranging from 1.6% to 2% per annum. The credit facilities have maturities between 12 and 36 months and can be extended for like periods, as needed, at the bank’s option. At July 31, 2004, the balance outstanding under these credit facilities amounts to US$3.4 million, $2.3 million of which is shown under Notes Payable while the remaining $1.1 million is classified under Long-Term Obligations.

The Company has also obtained a seven-year secured long-term loan, expiring in 2011, in the amount of 179 million New Taiwanese Dollars (US$5.2 million at July 31, 2004) at an annual rate of 2.6%. The loan is collateralized by the Company’s recently completed manufacturing facility. In June 2004, the Company borrowed $4.1 million against this facility and repatriated $3.5 million to the U.S. to reduce the senior credit facility. The balance at July 31, 2004 is shown under Long-Term Obligations.

The Company has an unsecured credit facility in Sweden totaling 50 million Swedish Krona (US$6.5 million at July 31, 2004), bearing interest at the rate of 4.25% per annum. At July 31, 2004, the balance outstanding amounts to US$4.3 million and the facility expires annually on December 31. The facility is renewable in yearly increments at the bank’s option.

13.	Warranty Obligations

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

The following table shows the fiscal 2005 year-to-date activity for the Company’s warranty accrual:

(in thousands)

Accrued warranty balance as of April 30, 2004	$1,204
Accruals for warranties on fiscal 2005 year-to-date sales	400
Warranty labor and materials provided fiscal 2005 year-to-date	(261)

Accrued warranty balance as of July 31, 2004	$1,343

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended July 31, 2004

(unaudited)

14.	Commitments and Contingencies

At any time, the Company may be involved in certain legal proceedings in addition to the Omax matter described below. As of July 31, 2004, the Company has accrued its estimate of the probable costs for the resolution of these claims. This estimate has been developed in consultation with legal counsel and is based upon an analysis of potential outcomes, assuming a combination of litigation and settlement strategies. The Company does not believe these proceedings will have a material adverse effect on its consolidated financial position. However, it is possible that future results of operations or cash flows for any particular quarterly or annual period could be materially affected by changes in the Company’s assumptions, or the effectiveness of its strategies, related to these proceedings.

The Company has been notified by the pension plan administrator of its Swedish pension plan that it is required to fund a portion of its accrued but unfunded pension obligation of $2.9 million based on the financial performance of the Company. The Company has funded $400,000 of this obligation in June 2004 and also funded another $400,000 in August 2004. The amount of required funding is determined annually.

On November 18, 2004, Omax Corporation (“Omax”) filed suit against the Company alleging that the Company’s products infringe on Omax’s patents. The suit also seeks to have a specific patent held by the Company declared invalid. The Company filed its response on December 8, 2004. In its answer, the Company claims that it does not infringe Omax’s patents, that Omax’s patents are invalid and unenforceable and seeks damages from Omax for violation of antitrust laws. The Company also denies Omax’s assertion that the Company’s patent is invalid, unenforceable, and not infringed. Although the suit seeks damages of over $100 million, the Company believes Omax’s claims are without merit and intends not only to contest Omax’s allegations of infringement, but also to vigorously pursue its claims with regard to its own patent.

15.	New Accounting Pronouncements

In March 2004, the EITF reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS 115 and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. In September 2004, the FASB approved the issuance of FASB Staff Position EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired. The adoption of this accounting principle is not expected to have a significant impact on the Company’s financial position or results of operations.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs - an Amendment of ARB No. 43, Chapter 4.” This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage, requiring these items be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and will become effective for the Company beginning in fiscal 2007. The full impact that the adoption of this statement will have on the Company’s financial position and results of operations has not yet been determined.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment (Revised 2004).” This statement addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for the company’s equity instruments or liabilities

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended July 31, 2004

(unaudited)

that are based on the fair value of the company’s equity securities or may be settled by the issuance of these securities. SFAS 123R eliminates the ability to account for share-based compensation using APB 25 and generally requires that such transactions be accounted for using a fair value method. The provisions of this statement are effective for financial statements issued for fiscal periods beginning after June 15, 2005 and will become effective for the Company beginning with the second quarter of the fiscal 2006 year. The Company has not yet determined which transition method it will use to adopt SFAS 123R. The full impact that the adoption of this statement will have on the Company’s financial position and results of operations will be determined by share-based payments granted in future periods.

16.	Reclassifications

Certain fiscal 2004 amounts have been reclassified to conform to the fiscal 2005 presentation. Such reclassifications had no impact on net loss, shareholders’ deficit or cash flows as previously reported.

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT:

Statements made in this quarterly report on Form 10-Q that are not historical facts are forward-looking statements that involve risks and uncertainties. Forward-looking statements typically are identified by the use of such terms as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “plan,” “potential,” “continue” or similar words, although some forward-looking statements are expressed differently. We caution investors that forward-looking statements are only predictions based on our current expectations about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements. You should be aware that our actual results could differ materially from those contained in any forward-looking statement due to a number of factors, which include, but are not limited to the following: the special risk factors and uncertainties set forth below; our belief that the existing cash and credit facilities at July 31, 2004 are adequate to fund our operations through July 31, 2005 and that if the Company fails to achieve its planned revenues, costs and working capital objectives, management has the ability to curtail capital expenditures and reduce costs to levels that will be sufficient to enable the Company to meet its cash requirements and debt covenants through July 31, 2005; our exposure to additional costs relating to our Restructuring Plan or the risk that we will not achieve significant cost savings as a result of the Restructuring Plan; the belief that timing issues associated with payment of accounts receivable will not impact our short term liquidity requirements; our ability to curtail capital expenditures, control costs and expenses; our ability to enter into a PIPE transaction on satisfactory terms; future consumables sales should be positively impacted by the increased number of operating systems and by sales of the Company’s proprietary productivity enhancing kits, as well as the enhanced flexibility of parts purchased via the Internet at Flowparts.com; relations with and performance of suppliers; our ability to successfully develop and sell products in the competitive markets that we serve; access to capital; maintaining satisfactory relationships with our lending partners; political and trade relations; the overall level of consumer spending on capital equipment; global economic conditions and additional threatened terrorist attacks and responses thereto, including war; the belief that Omax’s claims are without merit and our intent to contest Omax’s allegations. Additional information on these and other factors that could affect our financial results is set forth below and in our Form 10-K/A for the year ended April 30, 2004. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments, except as required by federal securities laws.

All references to fiscal years are references to our fiscal year end of April 30.

Changes in Financial Condition

We generated $1.2 million of cash from operating activities during the three months ended July 31, 2004 compared to $4.2 million of cash generated for the three months ended July 31, 2003. The prior year’s operating cash flow included $8.9 million of increases in customer advances. These deposits provide the funding for the build of our systems. The related increase in fiscal 2005 was $244,000. Greater net losses in fiscal 2004 offset much of the customer advances increase.

Net receivables are comprised of trade accounts and unbilled revenues. At July 31, 2004, the net receivables balance decreased $2.5 million or 6% from April 30, 2004. The decrease in net receivables stemmed from the reduction in unbilled revenues from $22.0 million at April 30, 2004 to $15.8 million at July 31, 2004, a $6.2 million or 28% decrease. A significant portion of unbilled receivables relates to equipment and systems accounted for on a percentage of completion basis. Unbilled revenues fluctuate due to the scheduling of production and achievement of certain billing milestones. The decrease in unbilled revenues is consistent with our expectations based on the factors above. The decrease in unbilled revenues was offset by a $3.7 million or

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

13% increase in trade receivables from $27.6 million at April 30, 2004 to $31.3 million at July 31, 2004 on strong standard shapecutting system sales during the three months ended July 31, 2004. Receivables can be negatively affected by the traditionally longer payment cycle outside the United States and the timing of billings and payments on large special system orders. We do not believe these timing issues will present a material adverse impact on our short-term liquidity requirements. Because of the lead-time to build and deliver such equipment, ultimate collection of such accounts can be subject to changing customer business and economic conditions.

Inventories, net at July 31, 2004 increased $678,000 or 3% from April 30, 2004 driven by increased sales activity in our standard shapecutting business. Gross inventories increased $456,000 or 2% while the obsolescence reserve decreased $222,000 or 9% as we continue our efforts to return surplus parts to vendors and scrap some obsolete parts. Based on the higher manufacturing volume, annualized inventory turns have increased to 4.7 times, up from 2.5 times in the prior year same quarter.

Customer advances have remained consistent at July 31, 2004, amounting to $10.4 million, versus the $10.2 million balance at April 30, 2004. We have been working with our customers on our terms of sale which require a substantial portion of any system to be paid prior to its shipment and have seen acceptance from our customers.

Liquidity and Capital Resources

Approximately $11.3 million of our cash is held by divisions outside the United States. The repatriation of offshore cash balances from certain divisions will trigger tax liabilities. In the fourth quarter of fiscal 2004, we recorded a $1.9 million liability for withholding taxes on future repatriation of historical foreign earnings. In June 2004, we repatriated $3.5 million from certain foreign subsidiaries and we plan to continue repatriating additional earnings in the future.

We have substantially completed the execution of our restructuring plan, which was expected to cover the period from May 2003 to February 2005, and which will result in total expected cash outlays of $10 million. We have funded the restructuring plan from our cash from operations. As of July 31, 2004, we have spent $8.6 million which includes completing the construction of our new $5.2 million Taiwanese facility, to which we had committed in July 2000. The facility construction was financed via three unsecured lines of credit with Taiwanese banks. We have also obtained collateralized long-term credit facilities and have drawn $4.1 million on these facilities in June 2004. We have used the proceeds to repay and reduce the senior credit facility by $3.5 million. We anticipate funding the remaining restructuring cash commitments of between $1.3 million and $2.3 million within our existing credit facilities and with cash from operations. The benefits from our restructuring activities are beginning to be reflected in our operating results for the quarter ended July 31, 2004 and, we believe, should continue for the remainder of fiscal 2005. We expect that these changes should help us to achieve our forecasts.

Our senior credit agreement (“Senior Credit Agreement”) is our primary source of external funding. At July 31, 2004, the balance outstanding on the Senior Credit Agreement is $35.4 million against a maximum borrowing of $42.7 million. Our available credit at July 31, 2004, net of $2.4 million in outstanding letters of credit, is $4.9 million.

On July 28, 2004, we signed an amendment to the current Senior Credit Agreement (the “Amendment”). The Amendment provides for a revolving line of credit of up to $42.7 million and an extension of the credit agreement through August 1, 2005. The commitment reduces to $41.0 million at April 30, 2005. Interest rates under the credit facility are at Bank of America’s prime rate in effect from time to time plus 4% and increase by one percentage point each quarter beginning November 1, 2004. We are recording interest expense at the estimated effective rate over the term of the borrowing in accordance with EITF 86-15, “Increasing Rate Debt”.

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The prime rate at July 31, 2004 was 4.25%. The Amendment also requires the issuance of 150,000 detachable $.01 warrants to the senior lender as a fee and a quarterly commitment fee of  1/2 of 1% (50 basis points) of the total commitment. In addition, the Amendment specifies compliance with minimum EBITDA and collateral levels and provides limits for spending on research and engineering as well as capital expenditures. The Amendment also has provisions for mandatory commitment reductions in the event of a sale of assets outside the ordinary course of business or in the event of an equity event. Commitment level reductions are based on a percentage of the cash generated by these activities net of applicable fees.

We also amended our subordinated note agreement effective July 28, 2004. The subordinated lenders have agreed to defer the semi-annual interest remittances due from October 31, 2004 through April 30, 2005, which total $5.3 million. This deferred interest balance accrues additional interest at the rate of 15%. The subordinated lenders also received 150,000 detachable $.01 warrants as an amendment fee.

On December 6, 2004, we signed an additional amendment to our current Senior Credit Agreement (“Additional Amendment”). The Additional Amendment increases the sub-facility for letters of credit from $5 million to $13 million. The Additional Amendment also allows us until December 15, 2004 to provide certain financial information and officers certificates related to the quarter ended July 31, 2004. On December 15, 2004, we also amended our subordinated agreement to allow us until December 15, 2004 to provide certain financial information and officers certificates related to the quarter ended July 31, 2004. We provided such required information on December 15, 2004 to our lenders.

Both senior and subordinated credit facilities require payment of significant additional fees if certain reductions in outstanding debt levels do not occur. The amended senior credit facility requires us to pay a $1.0 million fee if the total commitment at April 30, 2005 is greater than $38.0 million. The amended subordinated debt agreement assesses a $3.0 million deferred fee should we be unable to make the April 30, 2005 interest payment in cash by June 15, 2005.

The credit agreement and subordinated debt agreement are collateralized by a general lien on all of our assets. We are required to comply with certain covenants in the credit agreement, and subordinated debt agreement, including restrictions on dividends and transactions with affiliates, limitations on additional indebtedness, capital expenditures, research and engineering expenses, and maintenance of EBITDA ratios and collateral values. We were in compliance with all covenants in our amended senior and subordinated credit facilities as of July 31, 2004.

We have incurred losses during fiscal 2002, 2003 and 2004. In May 2003, we began execution of a comprehensive two-year restructuring plan intended to return us to profitability through reductions in headcount, consolidation of facilities and operations, and closure or divestiture of selected operations. We have been able to satisfy our needs for working capital and capital expenditures, due in part to our ability to access adequate financing arrangements. We expect that operations will continue, with the realization of assets and discharge of liabilities in the ordinary course of business. Compliance with future debt covenants requires us to meet our operating projections, which include achieving certain revenues, costs, consistent operating margins, and working capital targets.

We believe that our existing cash and credit facilities at July 31, 2004 are adequate to fund our operations through July 31, 2005. If we fail to achieve our planned revenues, costs and working capital objectives, management believes it has the ability to curtail capital expenditures and reduce costs to levels that will be sufficient to enable us to meet our cash requirements and debt covenants through July 31, 2005.

However, demand for our products and timing of cost reductions are difficult to project. Our restructuring initiatives may have unanticipated effects on our business. If we are unable to comply with the amended debt

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

covenants or a material adverse change occurs, and our lenders are unwilling to waive or amend the debt covenants, certain components of our long- term obligations, senior credit facility and notes payable would become callable, and we would be required to seek alternative financing. We are continuing to evaluate our current capital structure and may investigate alternative sources of financing. Alternative sources of financing may not be available if required or, if available, may not be on satisfactory terms. If we are unable to obtain alternative financing on satisfactory terms, it would have a material adverse effect on our business, and we would be required to curtail capital spending, further reduce expenses, and otherwise modify our planned operations including potentially discontinuing operations.

On October 8, 2004, with authorization from the Board of Directors, we engaged investment bankers on a best efforts basis to act as placement agents in a “PIPE” transaction. The term “PIPE” is an acronym for Private Investment in Public Equity. The purpose of the PIPE would be to raise funds to reduce the amount of funds owed to the Company’s lenders. The investment bankers’ participation as placement agent is subject to the negotiation of terms we find satisfactory to date, no effort has been made to attract investors, no terms of a PIPE transaction have been negotiated and thus there is no assurance that we will be able to execute a PIPE transaction. It is currently assumed that that any PIPE transaction approved by the Board of Directors would not be subject to shareholder approval under the Qualitative Listing requirements of NASDAQ.

Off-Balance Sheet Arrangements

We do not have any special purpose entities or off-balance sheet financing arrangements.

Contractual Obligations

There were no material changes outside the ordinary course of business in our contractual obligations and minimum commercial commitments as reported in the Annual Report on Form 10-K/A for the year ended April 30, 2004.

Critical Accounting Policies and Judgments and New Accounting Pronouncements

There are no material changes in our critical accounting policies as disclosed in our Annual Report on Form 10-K/A for the year ended April 30, 2004. New accounting pronouncements are disclosed in Note 15 to the Condensed Consolidated Financial Statements.

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

Negotiation of Financing with Favorable Terms.    We are continuing to evaluate our current capital structure and are investigating alternative sources of financing. Alternative sources of financing may not be available if required or, if available, may not be on satisfactory terms. If we are unable to obtain alternative financing on satisfactory terms, it would have a material adverse effect on our business, and we would be required to curtail capital spending, further reduce expenses, and otherwise modify our planned operations including potentially discontinuing operations.

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

History of Losses and Potential for Future Losses.    Our net losses for the fiscal years ended April 30, 2003 and 2004 were $70.0 million and $11.5 million, respectively. As described in this section and the notes to the financial statements, in May 2003, we began an 18-month plan to significantly restructure our operations. We believe these restructuring and related cost-cutting initiatives will reduce overall spending. If our restructuring efforts fail to adequately reduce costs, or if our sales are less than we project, we will continue to incur losses in future periods. Economic weakness in our served markets may adversely affect our ability to meet our sales projections.

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

Satisfaction of Subordinated Debt.    The $35 million initial principal amount of notes issued under the Note Agreement mature in two installments of $17.5 million each on April 30, 2007 and 2008. Our subordinated lender has agreed to defer and capitalize the semi-annual interest remittances due from April 30, 2003 through April 30, 2005, which total $13.2 million, less the $1.0 million paydown that we made concurrent with the signing of the amendment to the Note Agreement in July 2003, as a component of the principal balance outstanding. This unpaid interest accrues interest at the rate of 15% per year. In order to satisfy these obligations and to obtain favorable senior financing, we may be required to enter into transactions which could be dilutive to current shareholders such as converting the subordinated debt into equity or selling additional equity. It is likely that we will not generate sufficient cash from operations to pay installments due on either April 30, 2007 or 2008. Any agreement that we reach with the subordinated lender could have a material impact on the Company, including dilution to existing shareholders.

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Intellectual Property Rights.    We defend our intellectual property rights because unauthorized copying and sale of our proprietary equipment and consumables represents a loss of revenue to us. From time to time we also receive notices from others claiming we infringe their intellectual property rights. The number of these claims may grow in the future, and responding to these claims may require us to stop selling or to redesign affected products, or to pay damages. On November 18, 2004, Omax Corporation (“Omax”) filed suit against us alleging that our products infringe on Omax’s patents. The suit also seeks to have a specific patent we hold declared invalid. We filed our response on December 8, 2004. In our answer, we claim that we do not infringe Omax’s patents, that Omax’s patents are invalid and unenforceable and we seek damages from Omax for violation of antitrust laws. We also deny Omax’s assertion that our patent is invalid, unenforceable and not infringed. Although the suit seeks damages of over $100 million, we believe Omax’s claims are without merit and we intend not only to contest Omax’s allegations of infringement but also to vigorously pursue our claims with regard to our own patent. See Note 14 to the Condensed Consolidated Financial Statements for further discussion of contingencies.

Receipt of Material Weakness Letter.    In connection with the restatement of our fiscal 2002, 2003 and 2004 Consolidated Financial Statements, we received a material weakness letter from our independent registered public accounting firm. We have assigned the highest priority to the correction of these deficiencies and have taken and will continue to take action to fully correct them. While we have dedicated significant resources to assessing the underlying issues giving rise to the restatement and to ensuring that proper steps have been and are being taken to improve our control environment, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. There is no assurance that other control weaknesses will not be detected in the future.

Late Filings.    The restatement of our consolidated financial statements for fiscal years 2004, 2003 and 2002 has delayed the filing of our quarterly reports for the quarters ended July 31, 2004 and October 31, 2004. We have been notified by NASDAQ that our failure to timely file may subject us to delisting. Following the filing of this Report, our Quarterly Report on Form 10-Q for the quarter ended October 31, 2004 is still delinquent and must be completed and filed in order to avoid possible delisting.

Results of Operations

We analyze our business based on the utilization of ultrahigh-pressure (“UHP”), either as released pressure or contained pressure. The released pressure portion of our UHP business, Flow Waterjet Systems (“Waterjet “), is comprised of the following segments: North America Waterjet, Asia Waterjet, Other International Waterjet and Other. The contained pressure operation, Avure Technologies Inc. (“Avure”), is made up of the Food, North America Press and International Press segments.

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operational Overview

Dollars in thousands

	Three months ended July 31, 2004			Three months ended July 31, 2003

	Waterjet	Avure	Consolidated	Waterjet	Avure(1)	Consolidated(1)
					(restated)	(restated)
Sales	$38,299	$10,683	$48,982	$33,489	$3,693	$37,182
Cost of Sales	24,326	6,761	31,087	20,970	2,827	23,797

Gross Margin	13,973	3,922	17,895	12,519	866	13,385

Operating Expenses	12,940	3,324	16,264	12,716	4,294	17,010

Operating Income (Loss)	$1,033	$598	$1,631	$(197)	$(3,428)	$(3,625)

(1)	As described in Note 2 to the Condensed Consolidated Financial Statements, we have restated our consolidated financial statements for the quarter ended July 31, 2003 to reflect changes associated with reconciliations of intercompany transactions and other matters.

Sales Summary:

Dollars in thousands	Three months ended July 31,
	2004	2003	% Change
Operational breakdown:
Waterjet:
Systems	$25,900	$20,943	24%
Consumable parts and services	12,399	12,546	(1)%

Total	38,299	33,489	14%
Avure:
Food	3,868	694	NM
General Press	6,815	2,999	127%

Total	10,683	3,693	NM

	$48,982	$37,182	32%

Geographic breakdown:
United States	$28,005	$20,339	38%
Rest of Americas	3,869	3,599	8%
Europe	10,757	8,471	27%
Asia	6,351	4,773	33%

	$48,982	$37,182	32%

NM = not meaningful

Three Months Ended July 31, 2004 Compared to Three Months Ended July 31, 2003 (Restated-See Note 2 to the Condensed Consolidated Financial Statements)

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales

Waterjet.    The Waterjet operation includes cutting and cleaning operations, which are focused on providing total solutions for the aerospace, automotive, job shop, surface preparation (cleaning) and paper industries. For the three months ended July 31, 2004, Waterjet sales of $38.3 million increased $4.8 million or 14% as compared to the prior year same period, fueled by market demand for our dynamic waterjet and improved global market conditions in the primary industries we serve. Domestically, we recorded a $1.8 million or 13% revenue increase over the prior year period for sales of our standard waterjet cutting systems, as compared to the domestic machine cutting tool market, which recorded a quarter over prior year same quarter improvement of 20%, according to the Association for Manufacturing Technology (“AMT”). We do not believe that our shapecutting equipment business is as subject to cyclical fluctuations as the traditional methods tracked by the AMT. The broader machine tool market is recovering from historical lows. Our waterjets are experiencing continued acceptance in the marketplace from their flexibility and superior machine performance. This recent increase in domestic revenues was further enhanced by improved demand in the domestic automotive and aerospace sectors which included an expansion of our cutting cell applications to non-automotive customers. For the three months ended July 31, 2004, total domestic Waterjet revenues were $21.5 million, up $3.0 million or 17% from $18.5 million for the prior year same quarter.

Outside the U.S., Waterjet revenue growth was positively influenced by growth in Asian revenues which were up $1.6 million or 33% for the three months ended July 31, 2004 to $6.4 million, compared to $4.8 million in the prior year. These increases were driven largely by sales in China where we experienced strong demand for shapecutting and cutting cell systems from a strengthening automotive industry. Within our Other International Waterjet segment, revenues from our European operations have remained essentially flat at $6.5 million for the three months ended July 31, 2004 as compared to the prior year comparable period. Market specific pricing and standardization of system offerings and a recovering European marketplace have helped stabilize our European sales.

We also analyze our Waterjet revenues by looking at system sales and consumable sales. Systems revenues for the three months ended July 31, 2004 were $25.9 million, an increase of $5.0 million or 24%, compared to the prior year same quarter due to both strong domestic and global sales from recovering economic conditions. Consumables revenues recorded a slight decrease of $147,000 to $12.4 million for the three months ended July 31, 2004, compared to the prior year same quarter consumable revenue of $12.5 million. This is due to customers opting for new equipment purchases rather than continued increased usage of existing equipment in North and South America and Asia, all of which led to stable parts consumption. We believe that consumables revenue will be positively impacted by the increased number of operating systems and by our proprietary productivity enhancing kits and improved parts availability as well as the use of Flowparts.com, our easy-to-use internet order entry system.

Avure.    The Avure operation includes the Fresher Under Pressure™ technology as well as General Press operations. Fresher Under Pressure meets the increasing demand in the U.S. for a post packaging, terminal pasteurization-like step (e.g. packaged ready-to-eat meats); the demand for high quality, minimally processed foods (e.g. fresh guacamole and salsas); and the demand to utilize the productivity enhancing capabilities of UHP in food processing (e.g. shellfish), while the General Press business manufactures systems which produce and strengthen advanced materials for the aerospace, automotive and medical industries. For the three months ended July 31, 2004, revenues for Fresher Under Pressure were $3.9 million, representing a $3.2 million increase, compared to the prior year same quarter’s revenue of $694,000. This increase can be attributed to receipt of orders during the three months ended July 31, 2004 as well as during prior periods where we are building the systems to customers’ orders and therefore are recording percentage of completion revenue.

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three months ended July 31, 2004, General Press revenues more than doubled to $6.8 million from $3.0 million for the prior year same quarter, on stronger order volume and production. The majority of this revenue increase occurred in Europe and, accordingly, net consolidated revenues in Europe have increased over the prior year. General Press revenues will vary from quarter to quarter and from year to year due to the nature of its sales and production cycle. The sales and production cycle on a General Press can range from one to four years.

Cost of Sales and Gross Margins.    Gross margin for the three months ended July 31, 2004 amounted to $17.9 million or 37% of revenues, as compared to gross margin of $13.4 million or 36% of revenues in the prior year same quarter. Generally, comparison of gross margin rates will vary quarter to quarter depending on the mix of sales, which includes special system, standard system and consumables sales. Gross margin rates on our systems sales are typically less than 45% as opposed to consumables sales which are in excess of 50%. On average, standard systems carry higher margins than the custom engineered systems, which include General Presses. Waterjet margins represented $14.0 million of the overall margin or 37% of Waterjet sales for the three months ended July 31, 2004, consistent with the prior year same quarter, and Avure margins amounted to $3.9 million or 37% of Avure sales as compared to 23% in the prior year. Avure gross margins increased on improved production volumes and the low sales volume recorded for Fresher under Pressure during the three months ended July 31, 2003.

Marketing Expenses.    Marketing expenses experienced a slight decrease of $124,000 or 2% to $7.3 million for the three months ended July 31, 2004, as compared to the prior year same period. Management is controlling costs by placing greater emphasis on return on investment for marketing dollars spent and is therefore selective in trade show and advertising dollars expended. We expect a significant increase in marketing expenses during the second fiscal 2005 quarter, as compared to the current quarter and the prior year, due to our attendance at the biannual IMTS trade show. Expressed as a percentage of revenue, marketing expense was 15% for the three months ended July 31, 2004, compared to the prior year same period of 20%.

Research and Engineering Expenses.    Research and engineering expenses decreased $128,000 or 5% for the three months ended July 31, 2004, as compared to the prior year same period. This slight decrease is related to the timing of research and development work and the increased use of engineers on revenue generating projects. Expressed as a percentage of revenue, research and engineering expenses were 5% and 7% for the three months ended July 31, 2004 and 2003, respectively.

General and Administrative Expenses.    General and administrative expenses increased $231,000 or 4% for the three months ended July 31, 2004, as compared to the prior year same period. The quarterly increase is the result of the adoption of a management incentive plan at the beginning of the first fiscal 2005 quarter versus the delayed adoption timeline of the prior year plan. Expressed as a percentage of revenue, general and administrative expenses were 12% and 15% for the three months ended July 31, 2004 and 2003, respectively.

Restructuring Expenses.    During the three months ended July 31, 2003, we incurred $1.3 million, of restructuring-related costs, primarily in financial consulting costs, associated with our efforts to refinance our debt in that year. No such costs were incurred during the three months ended July 31, 2004.

Financial Consulting Expenses.    During the three months ended July 31, 2004, we incurred $623,000 of financial consulting costs associated with our efforts to refinance our subordinated debt. Because no new financing was obtained, these costs were charged to expense. No such costs were incurred during the three months ended July 31, 2003.

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Income (Loss).    We recorded operating income of $1.6 million and an operating loss of $3.6 million for the three months ended July 31, 2004 and 2003, respectively. The improvement from operating loss to operating income is primarily the result of improved sales yielding higher gross margin dollars across both operations.

Interest and Other Income (Expense), net.    Current quarter net interest expense of $3.1 million decreased $204,000 or 6% versus the prior year same period of $3.3 million due to a lower average debt balance outstanding. During the current quarter, we recorded Other Expense, net of ($170,000) versus Other Income, net of $727,000 in the prior year comparable period, primarily from gains realized on the settlement of foreign transactions offset by unrealized losses in the first quarter of fiscal 2005 as compared to unrealized gains in the price year same period.

Income Taxes.    We are providing for income taxes in jurisdictions where we have generated taxable income. During fiscal 2004, as a result of foreign asset collateral requirements and our amended credit agreements, we were no longer able to permanently defer foreign earnings and recorded a $1.9 million liability for withholding taxes payable on future repatriation of foreign earnings. We also recorded a U.S. tax liability of $6.7 million on foreign earnings which we have decided to no longer permanently defer. The total $6.7 million tax liability was offset by a reduction of the valuation allowance. In addition, we continue to assess our ability to realize our net deferred tax assets. Recognizing the continued losses generated during the quarter and in prior periods, we have determined it appropriate to continue to maintain a valuation allowance on our domestic net operating losses, certain foreign net operating losses and certain other deferred tax assets based on the expected reversal of both deferred tax assets and liabilities. The domestic net operating losses can be carried forward 20 years to offset domestic profits in future periods and the foreign net operating losses currently do not have an expiration date. We provided a full valuation allowance against the deferred tax assets associated with the losses recorded during the quarter ended July 31, 2004.

Net Loss.    Our consolidated net loss in the first quarter of fiscal 2005 amounted to $2.3 million, or $.15 per basic and diluted loss per share as compared to a net loss of $5.7 million, or $.37 basic and diluted loss per share in the prior year same period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk during the three months ended July 31, 2004. For additional information, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations as presented in the Form 10-K/A for the year ended April 30, 2004, as filed with the Securities and Exchange Commission.

Item 4. Controls and Procedures

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

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The material weaknesses identified by our independent registered public accounting firm were as follows:

•	Insufficient analysis, documentation and review of the consolidation of the financial statements of subsidiaries. Inadequate processes to ensure the reconciliation of inter-company accounts are performed appropriately. Also, the Company must improve the consolidation process and controls surrounding adequate monitoring and oversight of the work performed by accounting and financial reporting personnel in connection with the consolidation process.

•	Insufficient staffing of the accounting and financial reporting function. The finance and accounting function requires additional personnel with appropriate skills and training to identify and address the application of technical accounting literature to the Company’s transactions and activities.

These deficiencies in both design and operational effectiveness contributed to the restatement of our consolidated financial statements for fiscal years 2004, 2003 and 2002 and delays in the completion and filing of our July 31, 2004 and October 31, 2004 Forms 10-Q as described in Note 2 to the Condensed Consolidated Financial Statements, as well as in our Form 10-K/A.

In light of the material weaknesses described above, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures were not effective as of July 31, 2004, the end of the quarter covered by this report. These material weakness findings have resulted in the need to restate our financial statements for the quarter ending July 31, 2003 and in a delay in completion and filing of the 10-Q for the second quarter ended October 31, 2004.

Our management and Audit Committee have dedicated significant resources to assessing the underlying issues giving rise to the restatements and to ensure that proper steps have been and are being taken to improve our control environment. We have assigned the highest priority to the correction of these deficiencies and have taken and will continue to take action to fully correct them. Management is committed to instilling strong control policies and procedures and will ensure that the ‘tone at the top’ is committed to accuracy and completeness in all financial reporting. In addition to internal resources, the Audit Committee authorized the engagement of a third party financial consulting firm to assist in both the detail reconciliation work, as well as reviewing current processes and controls and assistance in the development of prospective processes and controls over the inter-company reconciliation process. Our Audit Committee, concluded that our accounting, financial reporting and internal control functions needed improvement, as the inter-company account reconciliations, the consolidation and oversight procedures related to the balancing of inter-company accounts and the documentation and monitoring of compliance with the requirements of technical accounting pronouncements, were not sufficient. Accordingly, management has presented to the Audit Committee a plan to remedy the issues raised by our independent registered public accounting firm. We believe that the appropriate corrective action is to hire additional accounting staff with appropriate skill levels in order to improve the reconciliation process and increase the oversight ability thereof. Additionally, we will improve the documentation surrounding the implementation of accounting rules, as well as perform periodic reviews of the appropriateness of accounting policies and related documentation. This plan is designed to ensure that the reconciliation and elimination of inter-company balances as part of the preparation of our consolidated financial statements, is in accordance with US GAAP, as well as ensure the proper application of technical accounting literature in the preparation of our financial statements.

Specific initiatives with respect to our disclosure controls and procedures and actions needed to further address the material weaknesses described above include the following:

•	Employ additional accounting staff

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	Train staff on the application of technical accounting pronouncements, such as FAS 52, pronouncements applicable to financing transactions, and inter-company reconciliations

•	Create standardized reconciliation templates to assist in the reconciliation process

•	Prepare sufficient documentation to support our application of complex accounting standards

•	Adopt a policy of periodic review of existing accounting policies to ensure continued compliance

•	Increase review of adherence to corporate policies and procedures

We are actively recruiting two additional corporate accounting associates and will determine if certain subsidiaries, as well as the corporate accounting department, need any additional staff beyond the two current positions being recruited. We anticipate having hired the two additional staff by the end of the fiscal third quarter. Additionally, a new reconciliation template has been developed and tested and will be used prospectively in the preparation of the consolidated financial statements beginning with the second quarter ended October 31, 2004. Also, beginning with the second quarter ended October 31, 2004, we will take additional time to ensure our documentation of our accounting positions is complete. We have modified our divisional monthly close checklist effective October 31, 2004 to help ensure the inter-company reconciliations are complete and agreed to by all divisions. Also effective with the October 31, 2004 close, our Chief Executive Officer and Chief Financial Officer will review the inter-company reconciliations to ensure accuracy and completeness.

Beginning with the second quarter ended October 31, 2004, we have trained accounting department personnel in the proper application and documentation of FAS 52 to ensure proper accounting and reporting on a prospective basis. The Company has also developed a new template that will be used in the preparation of the Consolidated Statement of Cash Flows. This template will be reviewed quarterly by the Chief Financial Officer beginning with the second quarter ended October 31, 2004.

The implementation of the initiatives described above is among our highest priorities. Our Audit Committee will continually assess the progress and sufficiency of these initiatives and make adjustments as and when necessary. As of the date of this report, management believes that the plan outlined above, when completed, will eliminate the material weaknesses in internal accounting control as described above. However, management and the Audit Committee do not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control gaps and instances of fraud have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions.

FLOW INTERNATIONAL CORPORATION

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is party to various legal actions incident to the normal operations of its business, none of which is believed to be material to the financial condition, results of operations or cash flows of the Company. Please refer to Note 14 of the Notes to the Condensed Consolidated Financial Statements for a discussion of commitments and contingencies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have entered into a Consulting Agreement effective March 1, 2003 pursuant to which we have engaged Mr. Chrismon Nofsinger to provide executive coaching and organizational services. In partial consideration for such services, we issued 19,097 unregistered shares of our common stock to Mr. Nofsinger in June 2004. The issuance of shares to Mr. Nofsinger was exempt from registration under Section 4(2) of the Securities Act of 1933 because it was a transaction not involving a public offering.

On July 28, 2004, we amended our current credit agreement and entered into Amendment Number Three to the Second Amended and Restated Credit Agreement with Banc of America Strategic Solutions, Inc., U.S. Bank National Association, and Keybank National Association. In connection with such amendment, we issued the forementioned lenders 150,000 detachable $.01 warrants as a fee. On July 28, 2004 we also amended our subordinated note agreement and entered into the Fourth Amendment to Note Purchase Agreement with the John Hancock Life Insurance Company, John Hancock Variable Life Insurance Company, Signature 4 Limited and Signature 5 L.P. In connection with such amendment, we issued the forementioned lenders 150,000 detachable $.01 warrants as a fee. The issuance of warrants in both cases was exempt from registration under Section 4(2) of the Securities Act of 1933 because they were transactions not involving a public offering.

Issuer Purchases of Equity Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

(a)	Exhibits –

10.1	Amendment Number Four to Second Amended and Restated Credit Agreement dated December 6, 2004 among Bank of America, N.A. and General Electric Capital Corporation (as successors by assignment from Banc of America Strategic Solutions, Inc., U.S. Bank N.A. and KeyBank N.A.) and Flow International Corporation

10.2	Fifth Amendment to Note Purchase Agreement dated December 15, 2004 among Bank of America Securities LLC, as successor to John Hancock Life Insurance Company, John Hancock Variable Life Insurance Company, Signature 4 Limited and Signature 5 L.P., and Flow International Corporation

31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

FLOW INTERNATIONAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOW INTERNATIONAL CORPORATION

Date: December 29, 2004	/s/ Stephen R. Light
Stephen R. Light
President and Chief Executive Officer
(Principal Executive Officer)

Date: December 29, 2004	/s/ Stephen D. Reichenbach
Stephen D. Reichenbach
Chief Financial Officer (Principal Financial Officer)