Form 10-Q
period 2004-10-31
FLOW INTERNATIONAL CORP
filed 2005-01-10
CIK 713002

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2004

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

The number of shares outstanding of common stock, as of January 3, 2005 is 15,948,370 shares.

FLOW INTERNATIONAL CORPORATION

FLOW INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; in thousands, except share amounts)

	October 31, 2004	April 30, 2004
ASSETS
Current Assets:
Cash and Cash Equivalents	$14,067	$11,734
Restricted Cash	829	1,101
Receivables, Net	44,573	44,860
Inventories, Net	28,228	26,384
Deferred Income Taxes	788	970
Other Current Assets	7,062	5,562

Total Current Assets	95,547	90,611
Property and Equipment, Net	12,714	14,200
Patents and Other Intangible Assets, Net	14,929	14,251
Goodwill	11,828	11,260
Other Assets	4,887	4,749

	$139,905	$135,071

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Notes Payable	$5,525	$8,687
Current Portion of Long-Term Obligations	34,261	40,040
Accounts Payable	17,177	15,123
Accrued Payroll and Related Liabilities	6,963	7,734
Other Accrued Taxes	2,658	4,212
Deferred Revenue	4,488	3,028
Customer Advances	13,357	10,181
Other Accrued Liabilities	12,710	10,666

Total Current Liabilities	97,139	99,671
Long-Term Obligations, Net	45,388	38,081
Other Long-Term Liabilities	3,926	4,511

Total Liabilities	146,453	142,263

Commitments and Contingencies

Minority Interest	2,513	2,360

Shareholders’ Deficit
Series A 8% Convertible Preferred Stock – $.01 par value, 1,000,000 shares authorized, none issued	-	-
Common Stock - $.01 par value, 49,000,000 shares authorized, 15,939,291 shares outstanding at October 31, 2004 and 15,509,853 shares outstanding at April 30, 2004	159	156
Capital in Excess of Par	56,816	54,686
Accumulated Deficit	(62,580)	(59,965)
Accumulated Other Comprehensive Loss	(3,456)	(4,429)

Total Shareholders’ Deficit	(9,061)	(9,552)

	$139,905	$135,071

See Accompanying Notes to

Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share data)

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2003	2004	2003
		(restated)		(restated)
Revenues	$55,467	$43,689	$104,449	$80,871

Cost of Sales	37,212	28,038	68,299	51,835

Gross Margin	18,255	15,651	36,150	29,036

Expenses:
Sales and Marketing	8,066	6,078	15,375	13,511
Research and Engineering	1,902	2,881	4,506	5,613
General and Administrative	5,704	5,456	11,432	10,953
Restructuring	-	857	-	1,105
Financial Consulting	-	97	623	1,197

	15,672	15,369	31,936	32,379

Operating Income (Loss)	2,583	282	4,214	(3,343)

Interest Expense, Net	(3,789)	(3,371)	(6,884)	(6,670)
Other Income, Net	1,389	1,894	1,219	2,621

Income (Loss) Before Provision for Income Taxes	183	(1,195)	(1,451)	(7,392)

Provision for Income Taxes	(458)	(734)	(1,164)	(730)

Loss Before Discontinued Operations	(275)	(1,929)	(2,615)	(8,122)

Discontinued Operations, Net of Tax	-	-	-	526

Net Loss	$(275)	$(1,929)	$(2,615)	$(7,596)

Basic and Diluted Loss Per Share:
Loss Before Discontinued Operations	$(.02)	$(.13)	$(.17)	$(.53)
Effect of Discontinued Operations, Net of Tax	-	-	-	.03

Net Loss	$(.02)	$(.13)	$(.17)	$(.50)

Weighted Average Shares Used in Computing Basic and Diluted Loss Per Share
Basic	15,916	15,359	15,801	15,359
Diluted	15,916	15,359	15,801	15,359

See Accompanying Notes to

Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Six Months Ended October 31,
	2004	2003
		(restated)
Cash Flows from Operating Activities:
Net Loss	$(2,615)	$(7,596)
Adjustments to Reconcile Net Loss to Cash Provided by Operating Activities:
Depreciation and Amortization	2,546	3,233
Gain on Sale of Discontinued Operations	-	(650)
Foreign Currency Gains, Net	(1,124)	(2,108)
Amortization of Debt Discount	528	430
Non-cash Interest Expense	2,625	2,625
Other Non-Cash Items	493	559
Decrease in Receivables	1,504	2,087
(Increase) Decrease in Inventory	(1,166)	9,440
Increase in Other Operating Assets	(1,165)	(1,283)
Increase in Customer Advances	2,902	7,356
Increase (Decrease) in Accounts Payable	1,630	(253)
Increase (Decrease) in Deferred Revenue	1,321	(3,435)
(Decrease) Increase in Other Operating Liabilities	(737)	2,504

Cash Provided by Operating Activities	6,742	12,909

Cash Flows from Investing Activities:
Expenditures for Property and Equipment	(446)	(3,884)
Restricted Cash	330	-
Proceeds from Sale of Discontinued Operations	-	1,837
Other	593	168

Cash Provided by (Used in) Investing Activities	477	(1,879)

Cash Flows from Financing Activities:
Repayments of Senior Credit Agreement and Notes Payable, Net	(9,254)	(5,427)
Payments of Long-Term Obligations, Net	-	(895)
Borrowings on Long-Term Debt	4,092	-

Cash Used In Financing Activities	(5,162)	(6,322)

Effect of Changes in Exchange Rates on Cash	276	(373)

Increase in Cash and Cash Equivalents	2,333	4,335
Cash and Cash Equivalents at Beginning of Period	11,734	15,045

Cash and Cash Equivalents at End of Period	$14,067	$19,380

Supplemental Disclosure of Noncash Financing Activity
Issuance of warrants to lenders	$960	$-

Issuance of compensatory common stock on fiscal 2004 executive incentive compensation plan	$680	$-

Supplemental Disclosure of Cash Flow Information
Cash paid for interest expense	$1,635	$2,121

See Accompanying Notes to

Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(unaudited, in thousands)

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2003	2004	2003
Net Loss	$(275)	$(1,929)	$(2,615)	$(7,596)

Other Comprehensive Income (Loss):
Unrealized Gain on Equity Securities Available for Sale, Net of Tax	-	560	-	780
Unrealized Gain on Cash Flow Hedges, Net of Tax	280	192	256	23
Cumulative Translation Adjustment, Net of Tax	878	(854)	717	(1,391)

Comprehensive Income (Loss)	$883	$(2,031)	$(1,642)	$(8,184)

See Accompanying Notes to

Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended October 31, 2004

(unaudited)

1.	Basis of Presentation

In the opinion of the management of Flow International Corporation (the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring items and accruals necessary to fairly present the financial position, results of operations and cash flows of the Company. These interim financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, and should be read in conjunction with the April 30, 2004 consolidated financial statements included in the Company’s Annual Report filed with the Securities and Exchange Commission on Form 10-K/A. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company’s financial statements. Actual results may differ from these estimates under different assumptions or conditions. Operating results for the three and six months ended October 31, 2004 may not be indicative of future results.

2.	Restatement

The Company has identified errors in the Condensed Consolidated Financial Statements for the three and six month periods ended October 31, 2003 related to the application of Statement of Financial Accounting Standards No. 52 (“FAS 52”), “Foreign Currency Translation”, to inter-company balances, reconciliation of inter-company accounts, and the preparation of the Condensed Consolidated Statements of Cash Flows. In addition, the Company has reduced its interest expense, net in the Condensed Consolidated Statements of Operations resulting from a correction in the allocation of proceeds between the subordinated debt and warrants. The Company also restated its Consolidated Balance Sheet as of April 30, 2004 as described in the Form 10-K/A filed on December 20, 2004. The following discussion relates to the restatement of the three and six month periods ended October 31, 2003:

•	The Company has reviewed its treatment of foreign currency gains and losses on inter-company balances under FAS 52. The Company had been including such gains and losses in Accumulated Other Comprehensive Loss when translating the financial statements of foreign subsidiaries. Such gains and losses should have been reported in the Condensed Consolidated Statement of Operations because the related inter-company balances were not of a long-term investment nature. The Company has reflected appropriate adjustments in Other Income, net.

•	The Company determined that certain of its inter-company accounts were not properly reconciled. As a result, certain historical entries that were previously recorded as foreign currency translation losses in Accumulated Other Comprehensive Loss should have been recorded to Cost of Sales in the Condensed Consolidated Statement of Operations.

•	In addition, the Company has corrected the reporting in its Condensed Consolidated Statements of Cash Flows for the effects of foreign exchange rate changes on cash for the three and six month periods ended October 31, 2003. The impact of this correction in treatment is to record the effects of foreign exchange rate changes in the appropriate categories in the Condensed Consolidated Statement of Cash Flows.

•	The Company also determined that the allocation of proceeds received from the subordinated debt and detachable warrants in May 2001 was incorrect. The correction resulted in a reduction in debt discount of $1.9 million in May 2001 and related reductions in Interest Expense, net in the Condensed Consolidated Statements of Operations in the subsequent periods.

As a result of the matters described above, the Company is restating its condensed consolidated financial statements for the three and six month periods ended October 31, 2003 to include the following: a credit to Cost of Sales of $104,000 and $33,000 for the three and six months ended October 31, 2003, respectively,

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended October 31, 2004

(unaudited)

resulting from the Company’s review of historical inter-company reconciliations. These adjustments represent certain reconciling items that were treated as translation losses at the time of reconciliation and recorded to Accumulated Other Comprehensive Loss on the Condensed Consolidated Balance Sheet. These restatements properly reflect the transactions in Cost of Sales. In addition, the Company is restating its condensed consolidated financial statements for the three and six month periods ended October 31, 2003 to include a gain of $1.4 million and $2.4 million, respectively, in Other Income, net in the Condensed Consolidated Statement of Operations related to unrealized foreign currency gains. The Company had previously recorded unrealized foreign currency gains and losses from inter-company accounts to Accumulated Other Comprehensive Loss. The Company has also reduced its interest expense $50,000 and $97,000 for the three and six month periods ended October 31, 2003, respectively, related to the re-valuation of debt discount. In addition to the corrections, the Company has provided for appropriate tax benefits (provisions) related to the restated amounts.

The Company has restated its Condensed Consolidated Statements of Cash Flows for the six months ended October 31, 2003 to correctly reflect the impact of exchange rate changes on cash as described above.

The following items in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statement of Cash Flows have been restated as follows:

	Three Months Ended October 31, 2003		Six Months Ended October 31, 2003
	As previously Reported	Restated	As previously Reported	Restated
Condensed Consolidated Statement of Operations:
Cost of Sales	$28,142	$28,038	$51,868	$51,835
Gross Margin	15,547	15,651	29,003	29,036
Operating Income (Loss)	178	282	(3,376)	(3,343)
Interest Expense, Net	(3,421)	(3,371)	(6,767)	(6,670)
Other Income, net	518	1,894	181	2,621
Loss Before Provision for Income Taxes	(2,725)	(1,195)	(9,962)	(7,392)
Provision for Income Taxes	(545)	(734)	(1,005)	(730)
Loss Before Discontinued Operations, Net of Tax	(3,270)	(1,929)	(10,967)	(8,122)
Net Loss	(3,270)	(1,929)	(10,441)	(7,596)

Loss per Share Basic and Diluted:
Loss Before Discontinued Operations	$(.21)	$(.13)	$(.71)	$(.53)
Net Loss	(.21)	(.13)	(.68)	(.50)

Condensed Consolidated Statement of Cash Flows:
Cash Provided by Operating Activities			$11,454	$12,909
Effect of Changes on Exchange Rates on Cash			1,082	(373)

3.	Liquidity

The Company has incurred losses since fiscal 2002. The Company has been able to satisfy its needs for working capital and capital expenditures, due in part to its ability to access adequate financing arrangements. The Company expects that operations will continue, with the realization of assets and

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended October 31, 2004

(unaudited)

discharge of current liabilities in the ordinary course of business. Compliance with future debt covenants requires the Company to meet its operating projections, which include achieving certain revenues, costs, consistent operating margins, and working capital targets.

The Company believes that its existing cash and credit facilities at October 31, 2004 are adequate to fund its operations through August 1, 2005, the expiration of the Company’s Senior Credit Agreement. Refer to Note 12 for discussion of credit facilities. If the Company fails to achieve its planned revenues, costs and working capital objectives, management believes it has the ability to curtail capital expenditures and reduce costs to levels that will be sufficient to enable the Company to meet its cash requirements and debt covenants through July 31, 2005.

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

4.	Restructuring and Financial Consulting

Since May 2003, the Company has been executing a plan intended to return it to profitability through reductions in headcount, consolidation of facilities and operations, and closure or divestiture of selected operations.

The following table summarizes accrued restructuring activity (in thousands):

	Severance Benefits	Facility Exit Costs	Total
Balance, April 30, 2004	$244	$663	$907
Q1 restructuring charge	-	-	-
Q1 cash payments	(68)	(16)	(84)

Balance, July 31, 2004	176	647	823
Q2 restructuring charge	-	-	-
Q2 cash payments	(64)	(16)	(80)

Balance, October 31, 2004	$112	$631	$743

The remaining accrued severance costs of $112,000 as of October 31, 2004 will be paid over the next several months and the remaining accrued facility exit costs of $631,000, which consist of long-term lease commitments, net of expected sublease income, will be paid primarily over the next several years.

For the six month periods ended October 31, 2004 and 2003, the Company has incurred $623,000 and $1.2 million of financial consulting costs related to the efforts to refinance its Subordinated Debt.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended October 31, 2004

(unaudited)

5.	Discontinued Operations

At April 30, 2003, the Company reported one of its subsidiaries as a discontinued operation. This wholly owned subsidiary of the Company was involved in the decommissioning of oil wells. On May 16, 2003, the Company consummated the sale of the subsidiary’s assets, recording proceeds of $1.8 million and a gain on the sale of $650,000. The Company retains no future interest in the subsidiary. The Company presented the subsidiary’s results of operations as discontinued operations, net of applicable taxes, on the Condensed Consolidated Statement of Operations for the six months ended October 31, 2003. The results of discontinued operations, for the six months ended October 31, 2003, are summarized below:

(in thousands)

Six Months Ended October 31, 2003
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

The effect of all stock options (a total of 2,074,769 and 2,194,802 at October 31, 2004 and 2003, respectively) and warrants (a total of 1,160,000 shares and 860,000 shares at October 31, 2004 and 2003, respectively) have been excluded from the diluted weighted average share denominator for the three and six months ended October 31, 2004 and 2003, as their effect would be anti-dilutive.

The Company has engaged an independent third party in a Consulting Agreement effective March 1, 2003 to provide executive coaching and organizational services. In partial consideration for such services, the Company issued 20,608 unregistered shares of common stock, valued at $55,000 of which $50,000 was expensed in June 2004 and $5,000 was expensed in September 2004.

As further described in Note 12, on July 28, 2004, in connection with the execution of amendments to its Senior Credit Agreement, the Company issued the senior lenders 150,000 detachable $.01 warrants as a fee. Also, in connection with the July 28, 2004 amendment of its Subordinated Debt Agreement, the Company issued the subordinated lender 150,000 detachable $.01 warrants as a fee. The 300,000 warrants have been valued at $960,000 and are being amortized to interest expense for the period from August 1, 2004 through July 31, 2005. The issuance of shares and warrants was exempt from registration under Section 4(2) of the Securities Act of 1933 because these were not transactions involving a public offering.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended July 31, 2004

(unaudited)

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards No. 123 (“FAS 123”), “Accounting for Stock Based Compensation” to stock-based employee compensation:

(in thousands, except per share data)

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2003	2004	2003
		(restated)		(restated)
Net loss, as reported	$(275)	$(1,929)	$(2,615)	$(7,596)
Add: Stock compensation under APB 25 included in net loss, net of related tax effects	129	47	438	160
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax related effects	(149)	(232)	(483)	(619)

Pro forma net loss	$(295)	$(2,114)	$(2,660)	$(8,055)

Loss per share – basic and diluted:
As reported	$(.02)	$(.13)	$(.17)	$(.50)
Pro forma	$(.02)	$(.14)	$(.17)	$(.52)

To determine compensation expense under FAS 123, the Company used the following assumptions:

	Fiscal 2005	Fiscal 2004
Risk-free interest rates	4.34%	3.7%
Expected lives	Six years	Six years
Expected dividend yields	0%	0%
Expected volatility	62.0%	61.1%

During the three and six months ended October 31, 2004, the Company recorded total employee non-cash compensation expense of $129,000 and $438,000, respectively, and $47,000 and $160,000 for the three and six months ended October 31, 2003, respectively, related to various compensatory arrangements which provide common stock or restricted stock units, rather than options, to the Board of Directors and executive management.

The table below presents the expense components related to the various common stock arrangements for employees and Directors for the three and six months ended October 31, 2004 and 2003. Please refer to the Company’s Annual Report on Form 10-K/A for a further discussion of compensatory arrangements.

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2003	2004	2003
Accrual for annual compensatory stock award to Board members	$60	$-	$120	$-
Executive employment and retention contracts	69	47	318	160

	$129	$47	$438	$160

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended October 31, 2004

(unaudited)

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

A summary of operations by reportable segment is as follows:

(in thousands)

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2003	2004	2003
Sales
North America Waterjet	$20,663	$13,897	$36,563	$28,210
Asia Waterjet	6,453	5,437	12,804	10,210
Other International Waterjet	8,396	7,297	15,532	14,442
Other	8,575	6,410	17,487	13,668
Food	2,584	3,716	6,452	4,410
North America Press	6,378	2,644	8,971	3,810
International Press	2,418	4,288	6,640	6,121

	$55,467	$43,689	$104,449	$80,871

Operating Income (Loss)		(restated )		(restated )
North America Waterjet	$1,512	$(1,387)	$1,066	$(2,647)
Asia Waterjet	1,579	1,516	3,243	2,811
Other International Waterjet	(1)	(426)	(155)	(1,221)
Other	(702)	478	(601)	812
Food	(1,063)	(407)	(1,100)	(1,834)
North America Press	279	44	276	(24)
International Press	1,125	(37)	1,520	(1,970)
Eliminations	(146)	501	(35)	730

	$2,583	$282	$4,214	$(3,343)

8.	Restricted Cash

The Company maintains amounts which are restricted in a separate bank account to provide customer performance guarantees as well as vendor guarantees. At October 31, 2004 and April 30, 2004, the Company had $2.0 million and $2.2 million of cash pledged on such guarantees of which $829,000 and $1.1 million have restrictions which will lift within the next twelve months, respectively. The remaining restricted cash balances have been reported in Other Assets on the Condensed Consolidated Balance Sheets.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended October 31, 2004

(unaudited)

9.	Receivables

Receivables consist of the following:

(in thousands)

	October 31, 2004	April 30, 2004
Trade Accounts Receivable	$31,664	$27,649
Unbilled Revenues	17,791	21,988

	49,455	49,637

Less Allowance for Doubtful Accounts	4,882	4,777

	$44,573	$44,860

10.	Inventories

Inventories consist of the following:

(in thousands)

	October 31, 2004	April 30, 2004
Raw Materials and Parts	$12,359	$14,849
Work in Process	7,400	6,223
Finished Goods	10,959	7,811

	30,718	28,883

Less Provision for Slow-Moving and Obsolete Inventories	2,490	2,499

	$28,228	$26,384

11.	Income Taxes

Due to a history of losses and uncertainty of future earnings, the Company continues to provide a full valuation allowance against its domestic net operating losses and certain foreign net operating losses. Further, the Company has also placed a valuation allowance against certain other deferred tax assets based on the expected reversal of such deferred tax assets and liabilities. The domestic net operating losses can be carried forward 20 years to offset domestic profits in future periods and expire in fiscal 2023 and other net operating losses do not have an expiration date.

In fiscal 2004, the Company determined it was no longer able to permanently defer foreign earnings and recorded a $1.9 million liability for withholding taxes payable on future repatriation of foreign earnings. During the six months ended October 31, 2004, the Company repatriated $3.5 million from certain foreign subsidiaries and plans to continue to repatriate additional earnings in the future.

For the three and six months ended October 31, 2004 and 2003, the tax provision consists of current expense related to foreign jurisdictions which are profitable. In addition, certain jurisdictions (principally Germany and the United States) reported net operating losses for which no tax benefit was recognized as it is more likely than not that such benefit will not be realized.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended October 31, 2004

(unaudited)

12.	Notes Payable and Long-Term Obligations

	October 31, 2004	April 30, 2004
Long Term Obligations:
Subordinated Debt	$44,500	$41,875
Less Original Issue Discount on Subordinated Debt	(4,543)	(5,070)

Net Subordinated Debt	39,957	36,805
Senior Credit Agreement	34,182	39,980
Term Loans Payable	5,510	1,336

	79,649	78,121
Less Current Portion	(34,261)	(40,040)

	$45,388	$38,081

Notes Payable	$5,525	$8,687

On July 28, 2004, the Company signed an amendment to its current Senior Credit Agreement (the “Amendment”). The Amendment provides for a revolving line of credit of up to $42.7 million and an extension of the credit agreement through August 1, 2005. The Company evaluated the Amendment under EITF 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements,” and concluded that the borrowing capacity increased under the Amendment. The commitment reduces to $41.0 million at April 30, 2005. Interest rates under the Senior Credit Agreement are at Bank of America’s prime rate in effect from time to time plus 4% and increase by one percentage point each quarter beginning November 1, 2004. The Company follows EITF 86-15, “Increasing Rate Debt” when recording interest expense at a constant estimated effective rate over the term of the Senior Credit Agreement. The prime rate at October 31, 2004 was 4.75%. The Amendment also requires the issuance of 150,000 detachable $.01 warrants as a fee and a quarterly commitment fee of  1/2 of 1% (50 basis points) of the total commitment. The Amendment requires compliance with minimum EBITDA and collateral levels and provides limits for spending on research and engineering as well as limits on capital expenditures. In addition, the Company’s agreements with its senior and subordinated lenders include subjective acceleration clauses which permit the lenders to demand payment in the event of a material adverse change. The Amendment also has provisions for mandatory commitment reductions in the event of a sale of assets outside the ordinary course of business or in the event of an equity financing. Commitment level reductions are based on a percentage of the cash generated by these activities net of applicable fees. The Company also pays an annual letter of credit fee equal to 5% of the amount available to be drawn under each outstanding letter of credit. The annual letter of credit fee is payable quarterly in arrears. The Company makes use of its Senior Credit Agreement to fund its operations during the course of the year. As of October 31, 2004, the Company had borrowed $34.2 million against the Senior Credit Agreement and had $5.5 million of domestic unused line of credit, net of outstanding letters of credit of $3.0 million and subject to covenant restrictions. The process whereby the Company’s current excess cash receipts directly reduce the outstanding senior credit facility balance combined with material adverse change language in the Amendment results in the balance outstanding being classified as a current liability at October 31, 2004 and April 30, 2004.

On July 28, 2004, The John Hancock Life Insurance Company and affiliated entities (“Hancock”) amended the Subordinated Debt Agreement to continue to defer interest through April 30, 2005, which will total an

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended October 31, 2004

(unaudited)

additional $5.3 million. All deferred payments accrue interest at the rate of 15%. In addition Hancock received 150,000 detachable $.01 warrants as an amendment fee. As of October 31, 2004, the balance outstanding under the Subordinated Debt Agreement includes principal, net of unamortized discount of $4.5 million, of $40.0 million. Half of the principal is due on each of April 30, 2007 and 2008.

The 300,000 warrants discussed above allow for purchase of common stock and were recorded at a total estimated fair value of approximately $960,000. The 150,000 warrants issued to the senior lenders have a five year contractual life and are exercisable at the earlier of: 1) July 31, 2005 or 2) a time when our total outstanding debt balance has been reduced to $6 million or less. The 150,000 warrants issued to Hancock are immediately exercisable and have a seven year contractual life. The estimated fair value of the warrants was determined using the Black-Scholes valuation method and the following additional assumptions: a) risk-free rate of 4.23%, b) volatility of 62.0%, c) grant date stock price of $3.21, and d) expected lives consistent with the contractual lives.

On December 6, 2004, the Company signed an additional amendment to its Senior Credit Agreement (“Additional Amendment”). The Additional Amendment increases the sub-facility for letters of credit from $5 million to $13 million.

Both senior and subordinated credit facilities require payment of significant additional fees if certain reductions in outstanding debt levels do not occur. The amended Senior Credit Agreement requires the Company to pay a $1.0 million fee if the total commitment at April 30, 2005 is greater than $38.0 million. The amended Subordinated Debt Agreement assesses a $3.0 million deferred fee should the Company be unable to make the April 30, 2005 interest payment in cash by June 15, 2005

The Senior Credit Agreement and Subordinated Debt Agreement are collateralized by a general lien on all of the Company’s assets. The Company is required to comply with certain covenants in the Senior Credit Agreement, and Subordinated Debt Agreement, including restrictions on dividends and transactions with affiliates, limitations on additional indebtedness, capital expenditures, research and engineering expenses, and maintenance of EBITDA ratios and collateral values. The Company was in compliance with all covenants in its amended credit facilities as of October 31, 2004.

The Company has three unsecured credit facilities in Taiwan with a commitment totaling 160 million New Taiwanese Dollars (US$4.8 million at October 31, 2004), bearing interest at rates ranging from 1.6% to 2% per annum. The credit facilities have maturities between 12 and 36 months and can be extended for like periods, as needed, at the bank’s option. At October 31, 2004, the balance outstanding under these credit facilities amounts to US$3.5 million, $2.3 million of which is shown under Notes Payable while the remaining $1.2 million is classified under Long-Term Obligations.

The Company has also obtained a seven-year secured long-term loan, expiring in 2011, in the amount of 179 million New Taiwanese Dollars (US$5.4 million at October 31, 2004) bearing interest at an annual rate of 2.6%. The loan is collateralized by the Company’s recently completed manufacturing facility. In June 2004, the Company borrowed $4.1 million against this facility and repatriated $3.5 million to the U.S. to reduce amount outstanding under the senior credit facility. The balance at October 31, 2004 is included in Long-Term Obligations.

The Company has an unsecured credit facility in Sweden totaling 50 million Swedish Krona (US$7.1 million at October 31, 2004), bearing interest at the rate of 4.25% per annum. At October 31, 2004,

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended October 31, 2004

(unaudited)

the balance outstanding amounts to US$3.2 million. The facility, which had an expiration date of December 2004, has been extended to December 2005 for a total borrowing capacity of 25 million Swedish Krona and can be extended for another 12 months at the bank’s option.

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

The following table shows the fiscal 2005 year-to-date activity for the Company’s warranty accrual:

(in thousands)

Accrued warranty balance as of April 30, 2004	$1,204
Accruals for warranties on fiscal 2005 year-to-date sales	799
Warranty labor and materials provided fiscal 2005 year-to-date	(533)

Accrued warranty balance as of October 31, 2004	$1,470

14.	Commitments and Contingencies

At any time, the Company may be involved in certain legal proceedings in addition to the Omax matter described below. As of October 31, 2004, the Company has accrued its estimate of the probable costs for the resolution of these claims. This estimate has been developed in consultation with legal counsel and is based upon an analysis of potential outcomes, assuming a combination of litigation and settlement strategies. The Company does not believe these proceedings will have a material adverse effect on its consolidated financial position. However, it is possible that future results of operations or cash flows for any particular quarterly or annual period could be materially affected by changes in the Company’s assumptions, or the effectiveness of its strategies, related to these proceedings.

The Company has been notified by the pension plan administrator of its Swedish pension plan that it is required to fund $800,000 of its accrued but unfunded pension obligation of $2.9 million based on the financial performance of the Company. The Company funded this obligation from payments made in June 2004 and in August 2004. The remaining unfunded obligation is classified as a long term liability.

On November 18, 2004, Omax Corporation (“Omax”) filed suit against the Company alleging that the Company’s products infringe on Omax’s patents. The suit also seeks to have a specific patent held by the Company declared invalid. The Company filed its response on December 8, 2004. In its answer, the Company asserts that it does not infringe Omax’s patents, that Omax’s patents are invalid and unenforceable and seeks damages from Omax for violation of antitrust laws. The Company also denies Omax’s assertion that the Company’s patent is invalid, unenforceable and not infringed. Although the suit seeks damages of over $100 million, the Company believes Omax’s claims are without merit and intends not only to contest Omax’s allegations of infringement but also to vigorously pursue its claims with regard to its own patent.

15.	New Accounting Pronouncements

In March 2004, the EITF reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance on other-than-

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended October 31, 2004

(unaudited)

temporary impairment models for marketable debt and equity securities accounted for under SFAS 115 and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. In September 2004, the FASB approved the issuance of FASB Staff Position EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1. The adoption of this accounting principle is not expected to have a significant impact on the Company’s financial position or results of operations.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs - an Amendment of ARB No. 43, Chapter 4.” This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage, requiring these items be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and will become effective for the Company beginning in May 2006. The full impact that the adoption of this statement will have on the Company’s financial position and results of operations has not yet been determined.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment (Revised 2004).” This statement addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for the company’s equity instruments or liabilities that are based on the fair value of the company’s equity securities or may be settled by the issuance of these securities. SFAS 123R eliminates the ability to account for share-based compensation using APB 25 and generally requires that such transactions be accounted for using a fair value method. The provisions of this statement are effective for financial statements issued for fiscal periods beginning after June 15, 2005 and will become effective for the Company beginning with the second quarter of the fiscal 2006 year. The Company has not yet determined which transition method it will use to adopt SFAS 123R. The full impact that the adoption of this statement will have on the Company’s financial position and results of operations will be determined by share-based payments granted in future periods.

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

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT:

Statements made in this quarterly report on Form 10-Q that are not historical facts are forward-looking statements that involve risks and uncertainties. These forward-looking statements include guidance on revenues for fiscal 2005. Forward-looking statements typically are identified by the use of such terms as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “plan,” “potential,” “continue” or similar words, although some forward-looking statements are expressed differently. We caution investors that forward-looking statements are only predictions based on our current expectations about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements. You should be aware that our actual results could differ materially from those contained in any forward-looking statement due to a number of factors, which include, but are not limited to the following: the special risk factors and uncertainties set forth below; our belief that the existing cash and credit facilities at October 31, 2004 are adequate to fund our operations through July 31, 2005 and that if the Company fails to achieve its planned revenues, costs and working capital objectives, management has the ability to curtail capital expenditures and reduce costs to levels that will be sufficient to enable the Company to meet its cash requirements and debt covenants through July 31, 2005; our exposure to additional costs relating to our Restructuring Plan or the risk that we will not achieve significant cost savings as a result of the Restructuring Plan; the belief that timing issues associated with payment of accounts receivable will not impact our short term liquidity requirements; our expectations that the benefits from our restructuring activities should continue for the remainder of fiscal 2005 and that these changes should help us to achieve our forecasts; that our ability to curtail capital expenditures, control costs and expenses; our ability to enter into a PIPE or other equity transaction on satisfactory terms; that our waterjets are experiencing growing acceptance in the marketplace for their flexibility and superior machine performance; that future consumables sales should be positively impacted by the increased number of operating systems and by sales of the Company’s proprietary productivity enhancing kits, as well as the enhanced flexibility of parts purchased via the Internet at Flowparts.com; relations with and performance of suppliers; our ability to successfully develop and sell products in the competitive markets that we serve; access to capital; maintaining satisfactory relationships with our lending partners; political and trade relations; the overall level of consumer spending on capital equipment; global economic conditions and additional threatened terrorist attacks and responses thereto, including war; the belief that Omax’s claims are without merit and out intent to contest Omax’s allegations. Additional information on these and other factors that could affect our financial results is set forth below and in our Form 10-K/A for the year ended April 30, 2004. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments, except as required by federal securities laws.

All references to fiscal years are references to our fiscal year end of April 30.

Changes in Financial Condition

We generated $6.7 million of cash from operating activities during the six months ended October 31, 2004 compared to $12.9 million of cash generated for the six months ended October 31, 2003. The prior year’s operating cash flow included $9.4 million of inventory reductions and $7.4 million of increases in customer advances. These advances provide the funding for the manufacturing of our systems. The related customer advances increase during the six months ended October 31, 2004 was $2.9 million while inventories increased $1.2 million.

Net receivables are comprised of trade accounts and unbilled revenues. At October 31, 2004, the net receivables balance decreased $287,000 or 1% from April 30, 2004. The decrease in net receivables stemmed from the reduction in unbilled revenues from $22.0 million at April 30, 2004 to $17.8 million at October 31, 2004, a

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

$4.2 million or 19% decrease. A significant portion of unbilled receivables relates to equipment and systems accounted for on a percentage of completion basis. Unbilled revenues fluctuate due to the scheduling of production and achievement of certain billing milestones. The decrease in unbilled revenues was offset by a $4.1 million or 15% increase in trade receivables from $27.6 million at April 30, 2004 to $31.7 million at October 31, 2004 on strong standard shapecutting system sales during the period ended October 31, 2004. Receivables days sales outstanding (including unbilled revenues) decreased to 72 days at October 31, 2004 from 75 as of April 30, 2004. Receivables can be negatively affected by the traditionally longer payment cycle outside the United States and the timing of billings and payments on large special system orders. We do not believe these timing issues will present a material adverse impact on our short-term liquidity requirements. Because of the lead-time to build and deliver such equipment, ultimate collection of such accounts can be subject to changing customer business and economic conditions.

Inventories, net at October 31, 2004 increased $1.8 million or 7% from April 30, 2004 driven by production to support increased sales activity in our standard shapecutting business. Gross inventories increased $1.8 million or 6% while the obsolescence reserve remained flat at $2.5 million. Even though inventory increased at October 31, 2004, inventory turns remained consistent with the April 30, 2004 turns of 5.4 times.

Customer advances have increased $3.2 million or 31% at October 31, 2004, amounting to $13.4 million, versus the $10.2 million balance at April 30, 2004. The increase stems from two customer deposits on large domestic general press orders. We also continue working with our customers on our terms of sale which require a substantial portion of any system to be paid prior to its shipment and have seen continued acceptance from our customers.

Liquidity and Capital Resources

Approximately $14.0 million of our cash and restricted cash is held by divisions outside the United States. The repatriation of offshore cash balances from certain divisions will trigger tax liabilities. In fiscal 2004, we recorded a $1.9 million liability for withholding taxes on future repatriation of historical foreign earnings. In June 2004, we repatriated $3.5 million from certain foreign subsidiaries and we plan to continue repatriating additional funds in the future.

We have substantially completed the execution of our restructuring plan, which was expected to cover the period from May 2003 to February 2005, and which will result in total expected cash outlays of $9 million (including amounts accrued as restructuring changes in accordance with generally accepted accounting principles). We have funded the restructuring plan from our cash from operations and foreign debt. As of October 31, 2004, we have spent $8.6 million which includes completing the construction of our new $5.2 million Taiwanese facility, to which we had committed in July 2000. The facility construction was financed via three unsecured lines of credit with Taiwanese banks. We also obtained a collateralized long-term credit facility and borrowed $4.1 million on this facility in June 2004. We have used the proceeds to repay and reduce the senior credit facility by $3.5 million. We anticipate remaining restructuring expenses to be between $300,000 and $500,000 and all restructuring obligations will be funded with our existing credit facilities and cash from operations. The benefits from our restructuring activities are beginning to be reflected in our operating results for the three and six months ended October 31, 2004 and, we believe, should continue for the remainder of fiscal 2005.

Our senior credit agreement (“Credit Agreement”) is our primary source of external funding. At October 31, 2004, the balance outstanding on the Credit Agreement is $34.2 million against a maximum borrowing of $42.7 million. Our available credit at October 31, 2004, net of $3.0 million in outstanding letters of credit, is $5.5 million.

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On July 28, 2004, we signed an amendment to the current credit agreement (the “Amendment”). The Amendment provides for a revolving line of credit of up to $42.7 million and an extension of the credit agreement through August 1, 2005. The commitment reduces to $41.0 million at April 30, 2005. Interest rates under the Senior Credit Agreement are at Bank of America’s prime rate in effect from time to time plus 4% and increase by one percentage point each quarter beginning November 1, 2004. We are recording interest expense at the estimated effective rate over the term of the borrowing in accordance with EITF 86-15, “Increasing Rate Debt”. The prime rate at October 31, 2004 was 4.75%. The Amendment also required the issuance of 150,000 detachable $.01 warrants to the senior lender as a fee and a quarterly commitment fee of  1/2 of 1% (50 basis points) of the total commitment. In addition, the Amendment specifies compliance with minimum EBITDA and collateral levels and provides limits for spending on research and engineering as well as capital expenditures. The Amendment also has provisions for mandatory commitment reductions in the event of a sale of assets outside the ordinary course of business or in the event of an equity event. Commitment level reductions are based on a percentage of the cash generated by these activities net of applicable fees.

We also amended our Subordinated Debt Agreement effective July 28, 2004. The subordinated lenders agreed to defer the semi-annual interest remittances due on October 31, 2004 and April 30, 2005, which total $5.3 million. This deferred interest balance accrues additional interest at the rate of 15% per annum. The subordinated lenders also received 150,000 detachable $.01 warrants to purchase common stock as an amendment fee.

On December 6, 2004, we signed an additional amendment to our current credit agreement (“Additional Amendment”). The Additional Amendment increases the sub-facility for letters of credit from $5 million to $13 million.

Both the Senior Credit and Subordinated Debt Agreements require payment of significant additional fees if certain reductions in outstanding debt levels do not occur. The amended Senior Credit Agreement requires us to pay a $1.0 million fee if the total commitment at April 30, 2005 is greater than $38.0 million. The amended subordinated debt agreement assesses a $3.0 million deferred restructuring fee should we be unable to make the April 30, 2005 interest payment in cash by June 15, 2005.

The Senior Credit Agreement and Subordinated Debt Agreement are collateralized by general liens on all of our assets. We are required to comply with certain covenants in the credit agreement, and subordinated debt agreement, including restrictions on dividends and transactions with affiliates, limitations on additional indebtedness, capital expenditures, research and engineering expenses, and maintenance of EBITDA ratios and collateral values. We were in compliance with all covenants in our amended credit facilities as of October 31, 2004.

We have incurred losses during fiscal 2002, 2003 and 2004. In May 2003, we began execution of a comprehensive two-year restructuring plan intended to return the Company to profitability through reductions in headcount, consolidation of facilities and operations, and closure or divestiture of selected operations. We have been able to satisfy our needs for working capital and capital expenditures, due in part to our ability to access adequate financing arrangements. We expect that operations will continue, with the realization of assets and discharge of liabilities in the ordinary course of business. Compliance with future debt covenants requires us to meet our operating projections, which include achieving certain revenues, costs, consistent operating margins, and working capital targets.

We believe that our existing cash and credit facilities at October 31, 2004 are adequate to fund our operations through August 1, 2005, the expiration date of our Senior Credit Agreement. If we fail to achieve our planned revenues, costs and working capital objectives, management believes it has the ability to curtail capital expenditures and reduce costs to levels that will be sufficient to enable us to meet our cash requirements and debt covenants through July 31, 2005.

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

On October 8, 2004, with authorization from the Board of Directors, we engaged investment bankers on a best efforts basis to act as placement agents in a “PIPE” transaction. The term “PIPE” is an acronym for Private Investment in Public Equity. The purpose of the PIPE would be to raise funds to reduce the amount of funds owed to our lenders. The investment banker’s participation as placement agent is subject to the negotiation of terms we find satisfactory. To date, no effort has been made to attract investors, no terms of a PIPE transaction have been negotiated and thus there is no assurance that we will be able to execute a PIPE transaction. It is currently assumed that that any PIPE transaction approved by the Board of Directors would not be subject to shareholder approval under the Qualitative Listing requirements of NASDAQ. We may also consider alternatives to a PIPE transaction in order to reduce outstanding debt.

As part of our anticipated PIPE or other equity offering and the associated presentations, we are providing the following selected financial guidance for the remainder of fiscal 2005. We expect revenues for the full fiscal 2005 to be between $201 million and $212 million. We do not have a duty to and will not update this guidance based on subsequent events.

With authorization from the Board of Directors, we engaged the services of Danske Markets, Inc., which is working in Europe in cooperation with CloseAssociates, in September 2004 to assist us in the sale of our General Press operations. These businesses are comprised of the North America Press and International Press segments. As these segments are not considered core to our business, it is our intent to divest ourselves of these operations and use the proceeds to pay down debt. It is currently anticipated that any proceeds will be used to pay down a combination of both senior and subordinated debt. The split between senior and subordinated debt has not been finalized by the lenders and management. While we have not yet begun to market these segments, we anticipate the process to begin prior to January 31, 2005. We do not know when or whether we will receive an acceptable offer. If we do divest these businesses, it is anticipated that we will enter into a manufacturing agreement with the purchaser to continue to provide some of the non high pressure pump components used in the Fresher Under Pressure business, such as the pressure vessel as we intend to retain the Fresher Under Pressure business which is considered part of the core UHP pump business. These segments do not meet the accounting criteria to be considered discontinued operations and accordingly the results of operations are shown as continuing operations and the related assets have not been reported as held for sale.

Off-Balance Sheet Arrangements

We do not have any special purpose entities or off-balance sheet financing arrangements.

Contractual Obligations

During the quarter ended October 31, 2004, there were no material changes outside the ordinary course of business in our contractual obligations and minimum commercial commitments as reported in the Annual Report on Form 10-K/A for the year ended April 30, 2004.

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

Impact of Financial Condition on Business.    Our overall financial position has impacted our terms of sale with customers. Where our standard terms of sale require deposits upon contract execution and significant payment prior to shipment, some customers who order systems with long-lead times have been reluctant to remit the necessary funds or have required that we provide security in the form of standby letters of credit. We currently cannot provide standby letters of credit with maturities extending beyond the August 1, 2005 maturity of our senior credit facility and we are also limited by our senior credit facility to $13 million of total outstanding standby letters of credit. As a result, we may have to continue to accept less than favorable terms on customer orders.

History of Losses and Potential for Future Losses.    Our restated net losses for the fiscal years ended April 30, 2003 and 2004 were $70.0 million and $11.5 million, respectively. As described in this section and the notes to the financial statements, in May 2003, we began an 18-month plan to significantly restructure our operations. We believe these restructuring and related cost-cutting initiatives will reduce overall spending. If our restructuring efforts fail to adequately reduce costs, or if our sales are less than we project, we will continue to incur losses in future periods. Economic weakness in our served markets may adversely affect our ability to meet our sales projections.

Compliance with Current Financing Arrangements.    We are operating under an amended Senior Credit Agreement with our senior lenders and an amended note agreement with our subordinated lender. The agreement with our senior lenders expires August 1, 2005 and sets forth specific financial covenants to be attained on a quarterly basis. Our subordinated lender has amended the subordinated note agreement. The revised covenants are similar to the covenants in the amended senior credit facility. In addition, our agreements with our senior and subordinated lenders include subjective acceleration clauses which permit the lenders to demand payment on the

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

determination of a material adverse change in the business. In the event of default, the senior and subordinated lenders (together, the “Lenders”) may limit our access to borrow funds as needed. Our ability to continue operating is dependent on the Lenders’ willingness to grant access to funds. If we are unable to obtain the necessary funds, our ability to continue operations would be seriously impaired unless we are able to obtain alternative financing from another source. In the event of a default, obtaining alternative financing is unlikely, especially in the short term, given our current financial position. We may be unable to achieve our projected operating results and maintain compliance with the loan covenants which would trigger an event of default with our Lenders. In an event of default, the Lenders would be in the position to exercise default remedies which include applying a default interest rate and acceleration of payment schedules for our outstanding debt. If the debt were called in such a manner, it is unlikely we would be able to pay off our Lenders and we would be subject to the authority of our Lenders as provided in the credit agreement and also in the amended subordinated note agreement. Our Lenders may pursue any number of plans to reduce the outstanding debt, including, in certain circumstances, a liquidation of some or all of our assets.

Satisfaction of Subordinated Debt.    The $35 million initial principal amount of notes issued under the Subordinated Debt Agreement mature in two installments of $17.5 million each on April 30, 2007 and 2008. Our subordinated lender has agreed to defer and capitalize the semi-annual interest remittances due from April 30, 2003 through April 30, 2005, which total $13.2 million, less the $1.0 million paydown that we made concurrent with the signing of the amendment to the Note Agreement in July 2003, as a component of the principal balance outstanding. This deferred and capitalized interest will be due in two equal installments on April 30, 2007 and 2008. This unpaid interest accrues interest at the rate of 15% per year. In order to satisfy these obligations and to obtain favorable senior financing, we may be required to enter into transactions which could be dilutive to current shareholders such as converting the subordinated debt into equity or selling additional equity. It is likely that we will not generate sufficient cash from operations to pay installments due on either April 30, 2007 or 2008. Any agreement that we reach with the subordinated lender could have a material impact on the Company, including dilution to existing shareholders.

Intellectual Property Rights.    We defend our intellectual property rights because unauthorized copying and sale of our proprietary equipment and consumables represents a loss of revenue to us. From time to time we also receive notices from others claiming we infringe their intellectual property rights. The number of these claims may grow in the future, and responding to these claims may require us to stop selling or to redesign affected products, or to pay damages. On November 18, 2004, Omax Corporation (“Omax”) filed suit against the Company alleging that the Company’s products infringe on Omax’s patents. The suit also seeks to have a specific patent held by the Company declared invalid. We filed our response on December 8, 2004. In our answer, we assert that we do not infringe Omax’s patents, that Omax’s patents are invalid and unenforceable and we seek damages from Omax for violation of antitrust laws. We also deny Omax’s assertion that our patent is invalid, unenforceable and not infringed. Although the suit seeks damages of over $100 million, the Company believes Omax’s claims are without merit and intends not only to contest Omax’s allegations of infringement but also to vigorously pursue its claims with regard to its own patent.

Receipt of Material Weakness Letter.    In connection with the restatement of fiscal 2002, 2003 and 2004, we received a material weakness letter from our independent registered public accounting firm. We assigned the highest priority to the correction of these deficiencies and have taken and will continue to take actions to fully correct them. While we have dedicated significant resources to assessing the underlying issues giving rise to the restatement and to ensuring that proper steps have been and are being taken to improve our control environment, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that the control system’s objectives will be met. There is no assurance that other control weaknesses will not be detected in the future.

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

We analyze our business based on the utilization of ultrahigh-pressure (“UHP”), either as release pressure or contained pressure. The released pressure portion of our UHP business, Flow Waterjet Systems (“Waterjet “), is comprised of the following segments: North America Waterjet, Asia Waterjet, Other International Waterjet and Other. The contained pressure operation, Avure Technologies Inc. (“Avure”), is made up of the Food, North America Press and International Press segments.

Operational Overview

Dollars in thousands, except per share data

	Three months ended October 31, 2004			Three months ended October 31, 2003

	Waterjet	Avure	Consolidated	Waterjet	Avure	Consolidated
					(restated)	(restated)
Sales	$44,087	$11,380	$55,467	$33,041	$10,648	$43,689
Cost of Sales	28,897	8,315	37,212	21,149	6,889	28,038

Gross Margin	15,190	3,065	18,255	11,892	3,759	15,651

Operating Expenses	12,948	2,724	15,672	11,210	4,159	15,369

Operating Income (Loss)	$2,242	$341	$2,583	$682	$(400)	$282

	Six months ended October 31, 2004			Six months ended October 31, 2003

	Waterjet	Avure	Consolidated	Waterjet	Avure	Consolidated
					(restated)	(restated)
Sales	$82,386	$22,063	$104,449	$66,530	$14,341	$80,871
Cost of Sales	53,223	15,076	68,299	42,119	9,716	51,835

Gross Margin	29,163	6,987	36,150	24,411	4,625	29,036

Operating Expenses	25,888	6,048	31,936	23,926	8,453	32,379

Operating Income (Loss)	$3,275	$939	$4,214	$485	$(3,828)	$(3,343)

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales Summary:

Dollars in thousands	Three months ended October 31,			Six months ended October 31,
	2004	2003	% Change	2004	2003	% Change
Operational breakdown:
Waterjet:
Systems	$31,274	$20,904	50%	$57,174	$41,847	37%
Consumable parts and services	12,813	12,137	6%	25,212	24,683	2%

Total	44,087	33,041	33%	82,386	66,530	24%
Avure:
Fresher Under Pressure	2,584	3,716	(30)%	6,452	4,410	46%
General Press	8,796	6,932	27%	15,611	9,931	57%

Total	11,380	10,648	7%	22,063	14,341	54%

	$55,467	$43,689	27%	$104,449	$80,871	29%

Geographic breakdown:
United States	$35,301	$23,417	51%	$63,306	$43,756	45%
Rest of Americas	3,679	3,901	(6)%	7,548	7,500	1%
Europe	10,034	10,934	(8)%	20,791	19,405	7%
Asia	6,453	5,437	19%	12,804	10,210	25%

	$55,467	$43,689	27%	$104,449	$80,871	29%

Three and Six Months Ended October 31, 2004 Compared to Three and Six Months Ended October 31, 2003

Sales

Waterjet.    The Waterjet operation includes cutting and cleaning operations, which are focused on providing total solutions for the aerospace, automotive, job shop, surface preparation (cleaning) and paper industries. For the three months ended October 31, 2004, Waterjet sales of $44.1 million increased $11.0 million or 33% as compared to the prior year same period, fueled by market demand for our dynamic waterjet and improved global market conditions in the primary industries we serve. For the six months ended October 31, 2004, we reported a $15.9 million, or 24%, increase to $82.4 million versus the prior year comparative period. Domestically, we recorded a $9.1 million, or 35%, revenue increase for the six months ended October 31, 2004 compared to the like period in the prior year for sales of our standard waterjet cutting systems and spares, as compared to the domestic machine cutting tool market, which recorded a quarter over prior year same quarter improvement of 52%, according to the Association for Manufacturing Technology (“AMT”). We do not believe that our shapecutting equipment business is as subject to cyclical fluctuations as the traditional methods tracked by the AMT. The broader machine tool market is recovering from historical lows. Our waterjets are experiencing growing acceptance in the marketplace for their flexibility and superior machine performance. This recent increase in domestic revenues was further enhanced by improved demand in the domestic automotive and aerospace sectors which included an expansion of our cutting cell applications to non-automotive customers. For the three months ended October 31, 2004 total domestic Waterjet revenues were $25.3 million, up $9.2 million or 57%, from $16.1 million in the prior year quarterly period, due primarily to increased sales of our standard waterjet cutting systems and spares. For the six months ended October 31, 2004, domestic Waterjet revenues were $45.8 million, up $12.2 million or 36% from $33.6 million for the prior year same quarter. Standard waterjet cutting systems and spares accounted for $9.1 million of this growth.

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Outside the U.S., Waterjet revenue growth was positively influenced by growth in Asian sales which were $6.5 million and $12.8 million, up $1 million or 19% and $2.6 million or 25% for the three and six months ended October 31, 2004, respectively. These increases were driven largely by sales in China where we experienced strong demand for shapecutting and cutting cell systems from a strengthening automotive industry. Within our Other International Waterjet segment, revenues from our European operations have increased $1.0 million for both the three and six months ended October 31, 2004 to $7.6 million and $14.2 million, respectively. Market specific pricing, standardization of system offerings, and a recovering European marketplace have helped stabilize our European sales.

We also analyze our Waterjet revenues by looking at system sales and consumable sales. Systems sales were $31.3 million, up $10.4 million or 50%, for the three months ended October 31, 2004. Of this total increase, $8.9 million came from domestic sales. Systems revenues for the six months ended October 31, 2004 were $57.2 million, an increase of $15.3 million or 37%, compared to the prior year same period due to both strong domestic and global sales from recovering economic conditions. Consistent with the quarter, the majority, $11.8 million, of the increase was generated domestically. Consumables revenues recorded a slight increase of $676,000 or 6% and $529,000 or 2% to $12.8 million and $25.2 million for the three and six months ended October 31, 2004, respectively. This compares to $12.1 million and $24.7 million for the three and six months ended October 31, 2003. Spares sales for the six months ended October 31, 2004 in Japan are down $434,000 or 18% as compared to the prior year due to the reduction in refurbishment work on U.S. naval fleet ships versus the prior year. We believe that consumables revenue will be positively impacted by the increased number of operating systems and by our proprietary productivity enhancing kits and improved parts availability as well as the use of Flowparts.com, our easy-to-use internet order entry system.

Avure.    The Avure operation includes the Fresher Under Pressure™ technology as well as General Press operations. Fresher Under Pressure meets the increasing demand in the U.S. for a post packaging, terminal pasteurization-like step (e.g. packaged ready-to-eat meats); the demand for high quality, minimally processed foods (e.g. fresh guacamole and salsas); and the demand to utilize the productivity enhancing capabilities of UHP in food processing (e.g. shellfish), while the General Press business manufactures systems which produce and strengthen advanced materials for the aerospace, automotive and medical industries. For the three months ended October 31, 2004, Fresher Under Pressure sales decreased $1.1 million or 30% to $2.6 million. For the six months ended October 31, 2004, sales of Fresher Under Pressure technology were $6.5 million, representing a $2.0 million increase, compared to the prior year same period’s revenue of $4.4 million. While the current fiscal year utilized percentage of completion for revenue recognition, fiscal 2004 included revenue recognition under both percentage of completion and on as as-delivered basis. Revenues from several completed systems were recognized in the second quarter of fiscal 2004 upon customer acceptance. Had these fiscal 2004 sales been recognized on percentage of completion, a portion of the second quarter fiscal 2004 revenue would have been recognized in the first quarter of fiscal 2004. The six month increase can be attributed to receipt of orders during prior periods where we are building the systems to customers’ orders and therefore are recording percentage of completion revenue.

For the three and six months ended October 31, 2004, General Press revenues were $8.8 million and $15.6 million, up from $6.9 million and $9.9 million in the prior year same periods, respectively, on stronger order volume and production. This revenue increase was experienced domestically. General Press revenues will vary from quarter to quarter and from year to year due to the nature of its sales and production cycle. The sales and production cycle on a General Press can range from one to four years.

Cost of Sales and Gross Margins.    Gross margin for the three and six months ended October 31, 2004 amounted to $18.3 million or 33% of sales and $36.2 million or 35% of sales, respectively, as compared to gross margin of

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

$15.7 million or 36% of sales and $29.0 million or 36% of sales in the prior year same periods. Generally, comparison of gross margin rates will vary period over period depending on the mix of sales, which includes special system, standard system and consumables sales. Gross margin rates on our systems sales are typically less than 45% as opposed to consumables sales which are in excess of 50%. On average, standard systems carry higher margins than the custom engineered systems, which include General Presses. Waterjet margins were 34% and 35% of waterjet sales for the three and six months ended October 31, 2004, respectively, down from 36% and 37% in prior year same periods, respectively. The decrease in margin percentage was associated with weakness in margins in the automotive business. Avure margins for the second quarter were 27% of sales, down from 35% of sales in the prior year second quarter. This decrease is attributable to lower throughput in the current year quarter. For the six months ended October 31, 2004, Avure margins were 32% of sales, similar to the prior year.

Marketing Expenses.    Marketing expenses increased $2.0 million and or 33% and $1.9 million or 14% to $8.1 million and $15.4 million for the three and six months ended October 31, 2004, respectively, as compared to the prior year same periods. This increase included the expenses of the bi-annual International Manufacturing Technology Show held during the quarter ended October 31, 2004, as well as higher costs associated with increased sales. Expressed as a percentage of revenue, marketing expenses were 15% for both the three and the six months ended October 31, 2004. This compares to 14% and 17% of sales for the prior year respective same periods.

Research and Engineering Expenses.    Research and engineering expenses decreased $979,000 or 34% and $1.1 million or 20% for the three and six months ended October 31, 2004, as compared to the prior year same period. This decrease is related to the timing of research and development work and the increased use of engineers on revenue generating projects. Expressed as a percentage of revenue, research and engineering expenses were 3% and 4% for the three and six months ended October 31, 2004, respectively, as compared to 7% for both the three and six months ended October 31, 2003.

General and Administrative Expenses.    General and administrative expenses increased $248,000 or 5% and $479,000 or 4% for the three and six months ended October 31, 2004, as compared to the prior year same period. The increase is the result of the adoption of a management incentive plan at the beginning of the first fiscal 2005 quarter. Expressed as a percentage of revenue, general and administrative expenses were 10% and 11% for the three and six months ended October 31, 2004, respectively, as compared to 12% and 14% for the three and six months ended October 31, 2003, respectively.

Restructuring Expenses.    During the three and six months ended October 31, 2003, we incurred $857,000 and $1.1 million, respectively, of restructuring-related costs, primarily related to severance benefits and facility exit costs. No such costs were incurred during the six months ended October 31, 2004.

Financial Consulting Expenses.    During the six months ended October 31, 2004 and 2003, we incurred $623,000 and $1.2 million, respectively, of financial consulting costs associated with our efforts to refinance our subordinated debt. No such costs were incurred during the three months ended October 31, 2004, and $97,000 were incurred during the three months ended October 31, 2003.

Operating Income (Loss).    Our operating income for the three months ended October 31, 2004 was $2.6 million versus $282,000 in the prior year period. For the six months ended October 31, 2004, we recorded operating income of $4.2 million as compared to an operating loss of $3.3 million for the six months ended October 31, 2003. The improvement from operating loss to operating income is primarily the result of increased sales levels which have resulted in higher gross margin dollars across both operations.

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest and Other Income, net.    Current interest expense, net increased to $3.8 million and $6.9 million for the three and six months ended October 31, 2004, respectively. This increase of $418,000 or 12% and $214,000 or 3% for the three and six months ended October 31, 2004, respectively, versus the prior year same periods results from higher interest rates and increased fee amortization from the recent amendments to both the senior and subordinated credit agreements, offset in part by a lower average debt balance outstanding. During the three and six months ended October 31, 2004, we recorded Other Income, net of $1.4 million and $1.2 million, respectively. This compares to $1.2 million and $2.6 million in the prior year three and six month periods, respectively. For both the three and six months ended October 31, 2004, we recorded net unrealized gains of $594,000 and losses of $166,000, respectively and have realized net respective gains of $929,000 and $1.6 million on settlement of foreign currency transactions based on the weaker dollar. This compares to net unrealized gains of $1.3 million and $2.1 million for the three and six months ended October 31, 2003, respectively and net respective realized gains of $419,000 and $395,000.

Income Taxes.    For the three and six months ended October 31, 2004 and 2003, the tax provision consists of current expense related to foreign jurisdictions which are profitable. In addition, certain jurisdictions (principally Germany and the United States) reported net operating losses for which no tax benefit was recognized as it is more likely than not that such benefit will not be realized. During the fourth quarter of fiscal 2004, as a result of foreign asset collateral requirements and our amended credit agreements, we were no longer able to permanently defer foreign earnings and recorded a $1.9 million liability for withholding taxes payable on future repatriation of foreign earnings. We also recorded a U.S. tax liability of $6.7 million on foreign earnings which we have decided to no longer permanently defer. The total $6.7 million tax liability was offset by a reduction of the valuation allowance. In addition, we continue to assess our ability to realize our net deferred tax assets. Recognizing the continued losses generated during the quarter and in prior periods, we have determined it appropriate to continue to maintain a valuation allowance on our domestic net operating losses, certain foreign net operating losses and certain other deferred tax assets based on the expected reversal of both deferred tax assets and liabilities. The domestic net operating losses can be carried forward 20 years to offset domestic profits in future periods and expire in fiscal 2023 if not used. Our foreign net operating losses currently do not have an expiration date. We provided a full valuation allowance against the deferred tax assets associated with the losses recorded during the quarter ended October 31, 2004.

Net Loss.    Our consolidated net loss in the three months ended October 31, 2004 amounted to $275,000, or $.02 per basic and diluted loss per share as compared to a net loss of $1.9 million, or $.13 basic and diluted loss per share in the prior year same period. For the year-to-date period, our consolidated net loss was $2.6 million or $.17 per basic and diluted loss per share as compared to a net loss of $7.6 million, or $.50 basic and diluted loss per share in the prior year same period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk during the six months ended October 31, 2004. For additional information, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations as presented in the Form 10-K/A for the year ended April 30, 2004, as filed with the SEC.

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

These deficiencies in both design and operational effectiveness contributed to the restatement of fiscal years 2004, 2003 and 2002 and delays in the completion and filing of our July 31, 2004 and October 31, 2004 Form 10-Qs, as described in Note 2 to the Condensed Consolidated Financial Statements, as well as in our Form 10-K/A.

In light of the material weaknesses described above, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures were not effective as of October 31, 2004, the end of the quarter covered by this report. These material weakness findings have resulted in the need to restate our financial statements for the three and six months ended October 31, 2003 and in a delay in completion and filing of the 10-Q for the second quarter ended October 31, 2004.

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

We have already hired one additional corporate finance staff and intend to hire at least one to two more people for the corporate finance department. In addition, we will determine if certain subsidiaries, as well as the corporate accounting department, need any additional staff beyond the current positions being recruited. We anticipate we will have hired at least one additional staff by the end of the fiscal third quarter. Additionally, a new reconciliation template has been developed and tested and was used in the preparation of the consolidated financial statements beginning with the second quarter ended October 31, 2004. Also, beginning with the second quarter ended October 31, 2004, we took the time needed to ensure our documentation of our accounting positions was complete. We have modified our divisional monthly close checklist effective October 31, 2004 to help ensure the inter-company reconciliations are complete and agreed to by all divisions. Also effective with the October 31, 2004 close, our Chief Financial Officer reviewed the inter-company reconciliations to ensure accuracy and completeness.

Beginning with the second quarter ended October 31, 2004, we have trained accounting department personnel in the proper application and documentation of FAS 52 to ensure proper accounting and reporting on a prospective basis. The Company has also developed a new template that will be used in the preparation of the Consolidated Statement of Cash Flows. This template is being reviewed quarterly by the Chief Financial Officer beginning with the second quarter ended October 31, 2004.

The continued implementation of the initiatives described above is among our highest priorities. Our Audit Committee will continually assess the progress and sufficiency of these initiatives and make adjustments as and when necessary. As of the date of this report, management believes that the plan outlined above, when completed, will eliminate the material weaknesses in internal accounting control as described above. However, management and the Audit Committee do not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control gaps and instances of fraud have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have entered into a Consulting Agreement effective March 1, 2003 pursuant to which we have engaged Mr. Chrismon Nofsinger to provide executive coaching and organizational services. In partial consideration for such services, we issued 1,511 unregistered shares of our common stock to Mr. Nofsinger in September 2004. The issuance of shares to Mr. Nofsinger was exempt from registration under Section 4(2) of the Securities Act of 1933 because it was a transaction not involving a public offering.

Issuer Purchases of Equity Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

We held our 2004 Annual Meeting of Shareholders on September 23, 2004. At the meeting, one director, Jan K. Ver Hagen, was elected to a one-year term ending with the 2005 Annual Meeting of Shareholders receiving 14,339,233 votes in favor with 316,521 votes withheld. Three directors, Ronald D. Barbaro, Arlen I. Prentice, and J. Michael Ribaudo, were elected to three-year terms ending with the 2007 Annual Meeting of Shareholders receiving, respectively, 13,665,266, 14,407,321, and 14,398,170 votes in favor with 990,488, 248,433 and 257,584 votes withheld, respectively. Directors continuing in their current capacity are: Richard P. Fox, Stephen R. Light, Kathryn L. Munro, Kenneth M. Roberts, and Sandra F. Rorem.

At the Annual Meeting of Shareholders on September 23, 2004, the shareholders also voted on an amendment to our Articles of Incorporation to increase the number of authorized shares from 29,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock to 49,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock. This amendment to our Articles of Incorporation received the following number of votes: 14,210,533 for; 381,188 against; 64,033 abstain; and no broker non-votes.

Item 5. Other Information

None

Item 6. Exhibits

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

FLOW INTERNATIONAL CORPORATION

Date: January 10, 2005	/s/ Stephen R. Light
Stephen R. Light
President and Chief Executive Officer
(Principal Executive Officer)

Date: January 10, 2005	/s/ Stephen D. Reichenbach
Stephen D. Reichenbach
Chief Financial Officer (Principal Financial Officer)