Form 10-Q
period 2005-01-31
FLOW INTERNATIONAL CORP
filed 2005-03-22
CIK 713002

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2005

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

The number of shares outstanding of common stock, as of March 15, 2005 is 15,967,662 shares.

FLOW INTERNATIONAL CORPORATION

FLOW INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; in thousands, except share amounts)

	January 31, 2005	April 30, 2004
ASSETS
Current Assets:
Cash and Cash Equivalents	$12,210	$11,734
Restricted Cash	629	1,101
Receivables, Net	41,088	44,860
Inventories, Net	29,584	26,384
Deferred Income Taxes	1,017	970
Other Current Assets	8,047	5,562

Total Current Assets	92,575	90,611
Property and Equipment, Net	12,390	14,200
Patents and Other Intangible Assets, Net	14,867	14,251
Goodwill	12,017	11,260
Other Assets	4,377	4,749

	$136,226	$135,071

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Notes Payable	$4,155	$8,687
Current Portion of Long-Term Obligations	22,287	40,040
Accounts Payable	13,958	15,123
Accrued Payroll and Related Liabilities	8,246	7,734
Other Accrued Taxes	3,081	4,212
Deferred Revenue	6,163	3,028
Customer Advances	24,321	10,181
Other Accrued Liabilities	13,510	10,666

Total Current Liabilities	95,721	99,671
Long-Term Obligations, Net	45,958	38,081
Other Long-Term Liabilities	3,992	4,511

Total Liabilities	145,671	142,263

Commitments and Contingencies
Minority Interest	2,513	2,360

Shareholders’ Deficit
Series A 8% Convertible Preferred Stock – $.01 par value, 1,000,000 shares authorized, none issued	-	-
Common Stock - $.01 par value, 49,000,000 shares authorized, 15,967,662 shares outstanding at January 31, 2005 and 15,509,853 shares outstanding at April 30, 2004	160	156
Capital in Excess of Par	57,021	54,686
Accumulated Deficit	(66,080)	(59,965)
Accumulated Other Comprehensive Loss
Cumulative Translation Adjustment	(3,237)	(4,684)
Unrealized Gains on Cash Flow Hedges, net of income tax of $69 and $99	178	255

Total Shareholders’ Deficit	(11,958)	(9,552)

	$136,226	$135,071

See Accompanying Notes to

Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share data)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
		(restated)		(restated)
Revenues	$49,872	$42,382	$154,321	$123,253

Cost of Sales	31,258	26,035	99,557	77,870

Gross Margin	18,614	16,347	54,764	45,383

Expenses:
Sales and Marketing	8,541	6,459	23,916	19,694
Research and Engineering	2,171	2,901	6,677	8,790
General and Administrative	6,717	5,891	18,149	16,844
Restructuring	239	658	239	1,763
Financial Consulting	-	654	623	1,851

	17,668	16,563	49,604	48,942

Operating Income (Loss)	946	(216)	5,160	(3,559)

Interest Expense, Net	(3,748)	(2,955)	(10,632)	(9,625)
Other (Expense) Income, Net	(156)	4,195	1,064	6,816

Income (Loss) Before Provision for Income Taxes	(2,958)	1,024	(4,408)	(6,368)

Provision for Income Taxes	(543)	(1,345)	(1,707)	(2,075)

Loss Before Discontinued Operations	(3,501)	(321)	(6,115)	(8,443)

Discontinued Operations, Net of Tax	-	-	-	526

Net Loss	$(3,501)	$(321)	$(6,115)	$(7,917)

Basic and Diluted Loss Per Share:
Loss Before Discontinued Operations	$(.22)	$(.02)	$(.39)	$(.55)
Effect of Discontinued Operations, Net of Tax	-	-	-	.03

Net Loss	$(.22)	$(.02)	$(.39)	$(.52)

Weighted Average Shares Used in Computing Basic and Diluted Loss Per Share
Basic	15,950	15,359	15,847	15,359
Diluted	15,950	15,359	15,847	15,359

See Accompanying Notes to

Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Nine Months Ended January 31,
	2005	2004
		(restated)
Cash Flows from Operating Activities:
Net Loss	$(6,115)	$(7,917)
Adjustments to Reconcile Net Loss to Cash Provided by Operating Activities:
Depreciation and Amortization	3,954	4,817
Gain on Sale of Discontinued Operations	-	(650)
Gain on Sale of Equity Securities	-	(2,618)
Foreign Currency Gains, Net	(1,203)	(3,642)
Amortization of Debt Discount	812	662
Stock Compensation Expense	691	365
Other Non-Cash Items	(85)	866
Changes in Operating Accounts:
Receivables	5,242	4,054
Inventory	(2,201)	13,572
Other Operating Assets	(1,873)	56
Customer Advances	13,807	6,161
Accounts Payable	(1,646)	(602)
Deferred Revenue	2,945	(3,272)
Other Operating Liabilities	3,700	3,223

Cash Provided by Operating Activities	18,028	15,075

Cash Flows from Investing Activities:
Expenditures for Property and Equipment	(761)	(5,009)
Restricted Cash	972	-
Proceeds from Sale of Discontinued Operations	-	1,837
Proceeds from Sale of Equity Securities	-	3,275
Other	671	356

Cash Provided by Investing Activities	882	459

Cash Flows from Financing Activities:
(Repayments) Borrowings of Notes Payable, Net	(5,023)	2,775
Payments on Senior Credit Agreement	(48,889)	(36,975)
Borrowings on Senior Credit Agreement	31,100	21,952
Payments of Long-Term Obligations	(59)	(1,036)
Borrowings on Long-Term Obligations	4,180	156

Cash Used In Financing Activities	(18,691)	(13,128)

Effect of Changes in Exchange Rates on Cash	257	(1,082)

Increase in Cash and Cash Equivalents	476	1,324
Cash and Cash Equivalents at Beginning of Period	11,734	15,045

Cash and Cash Equivalents at End of Period	$12,210	$16,369

Supplemental Disclosure of Noncash Financing Activity
Issuance of warrants to lenders	$960	$-

Issuance of compensatory common stock on fiscal 2004 executive incentive compensation plan	$680	$-

Conversion of Interest Payable to Long-Term Obligations	$2,625	$2,625

Supplemental Disclosure of Cash Flow Information
Cash paid for interest expense	$2,897	$3,481

See Accompanying Notes to

Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(unaudited, in thousands)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
		(restated)		(restated)
Net Loss	$(3,501)	$(321)	$(6,115)	$(7,917)

Other Comprehensive Income (Loss):
Reclassification Adjustment for Sale of Equity Securities, net of income tax of $819 and $417	-	(1,589)	-	(809)
Reclassification Adjustment for Settlement of Cash Flow Hedges, net of income tax of $0, $16 and $21	(1)	-	42	55
Unrealized Gain (Loss) on Cash Flow Hedges, net of income tax of $129, $192 ,$46 and $201	(331)	493	(118)	516
Cumulative Translation Adjustment	730	(1,476)	1,447	(2,867)

Comprehensive Loss	$(3,103)	$(2,893)	$(4,744)	$(11,022)

See Accompanying Notes to

Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended January 31, 2005

(unaudited)

1.	Basis of Presentation

In the opinion of the management of Flow International Corporation (the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring items and accruals necessary to fairly present the financial position, results of operations and cash flows of the Company. These interim financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, and should be read in conjunction with the April 30, 2004 consolidated financial statements included in the Company’s Annual Report filed with the Securities and Exchange Commission on Form 10-K/A. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company’s financial statements. Actual results may differ from these estimates under different assumptions or conditions. Operating results for the three and nine months ended January 31, 2005 may not be indicative of future results.

2.	Restatement

As previously reported, the Company identified errors in the Condensed Consolidated Financial Statements for the three and nine month periods ended January 31, 2004 related to the application of Statement of Financial Accounting Standards No. 52 (“FAS 52”), “Foreign Currency Translation”, to inter-company balances, reconciliation of inter-company accounts, and the preparation of the Condensed Consolidated Statements of Cash Flows. In addition, the Company has reduced its interest expense, net in the Condensed Consolidated Statements of Operations resulting from a correction in the allocation of proceeds between the subordinated debt and warrants. The Company restated its Consolidated Balance Sheet as of April 30, 2004 as described in the Form 10-K/A filed on December 20, 2004. The following discussion relates to the restatement of the three and nine month periods ended January 31, 2004:

•	The Company has reviewed its treatment of foreign currency gains and losses on inter-company balances under FAS 52. The Company had been including such gains and losses in Accumulated Other Comprehensive Loss when translating the financial statements of foreign subsidiaries. Such gains and losses should have been reported in the Condensed Consolidated Statement of Operations because the related inter-company balances were not of a long-term investment nature. The Company has reflected appropriate adjustments in Other Income, net.

•	The Company determined that certain of its inter-company accounts were not properly reconciled. As a result, certain historical entries that were previously recorded as foreign currency translation losses in Accumulated Other Comprehensive Loss should have been recorded to Cost of Sales in the Condensed Consolidated Statement of Operations.

•	In addition, the Company has corrected the reporting in its Condensed Consolidated Statements of Cash Flows for the effects of foreign exchange rate changes on cash for the nine month period ended January 31, 2004. The impact of this correction in treatment is to record the effects of foreign exchange rate changes in the appropriate categories in the Condensed Consolidated Statement of Cash Flows.

•	The Company also determined that the allocation of proceeds received from the subordinated debt and detachable warrants in May 2001 was incorrect. The correction resulted in a reduction in debt discount of $1.9 million in May 2001 and related reductions in Interest Expense, net in the Condensed Consolidated Statements of Operations in the subsequent periods.

As a result of the matters described above, the Company has restated its condensed consolidated financial statements for the three and nine month periods ended January 31, 2004 to include the following: an

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended January 31, 2005

(unaudited)

increase to Cost of Sales of $271,000 and $238,000 for the three and nine months ended January 31, 2004, respectively, resulting from the Company’s review of historical inter-company reconciliations. These adjustments represent certain reconciling items that were treated as translation losses at the time of reconciliation and recorded to Accumulated Other Comprehensive Loss on the Condensed Consolidated Balance Sheet. These restatements properly reflect the transactions in Cost of Sales. In addition, the Company is restating its condensed consolidated financial statements for the three and nine month periods ended January 31, 2004 to include a gain of $1.6 million and $4.0 million, respectively, in Other Income, net in the Condensed Consolidated Statement of Operations related to unrealized foreign currency gains. The Company had previously recorded unrealized foreign currency gains and losses from inter-company accounts to Accumulated Other Comprehensive Loss. The Company has also reduced its interest expense $54,000 and $151,000 for the three and nine month periods ended January 31, 2004, respectively, related to the adjustment of debt discount. In addition to the corrections, the Company has provided for appropriate tax benefits (provisions) related to the restated amounts.

The Company has restated its Condensed Consolidated Statements of Cash Flows for the nine months ended January 31, 2004 to correctly reflect the impact of exchange rate changes on cash as described above.

The following items in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statement of Cash Flows have been restated as follows:

	Three Months Ended January 31, 2004		Nine Months Ended January 31, 2004
	As previously Reported	Restated	As previously Reported	Restated
Condensed Consolidated Statement of Operations:
Cost of Sales	$25,813	$26,084	$77,681	$77,919
Gross Margin	16,569	16,298	45,572	45,334
Operating Income (Loss)	55	(216)	(3,321)	(3,559)
Interest Expense, Net	(3,009)	(2,955)	(9,776)	(9,625)
Other Income, net	2,590	4,195	2,771	6,816
(Loss) Income Before Provision for Income Taxes	(364)	1,024	(10,326)	(6,368)
Provision for Income Taxes	(775)	(1,345)	(1,780)	(2,075)
Loss Before Discontinued Operations, Net of Tax	(1,139)	(321)	(12,106)	(8,443)
Net Loss	(1,139)	(321)	(11,580)	(7,917)

Loss per Share Basic and Diluted:
Loss Before Discontinued Operations	$(.07)	$(.02)	$(.78)	$(.55)
Net Loss	(.07)	(.02)	(.75)	(.52)

Condensed Consolidated Statement of Cash Flows:
Cash Provided by Operating Activities			$13,196	$15,075
Effect of Changes on Exchange Rates on Cash			940	(1,082)

3.	Liquidity

The Company has incurred losses since fiscal 2002. The Company has been able to satisfy its needs for working capital and capital expenditures, due in part to its ability to access adequate financing

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended January 31, 2005

(unaudited)

arrangements. The Company expects that operations will continue, with the realization of assets and discharge of current liabilities in the ordinary course of business. Compliance with debt covenants in the future requires the Company to meet its operating projections, which include achieving certain revenues, costs, consistent operating margins, and working capital targets.

The Company believes that its existing cash and credit facilities at January 31, 2005 are adequate to fund its operations through August 1, 2005, the expiration of the Company’s Senior Credit Agreement. Refer to Note 12 for discussion of credit facilities. If the Company fails to achieve its planned revenues, costs and working capital objectives, management believes it has the ability to curtail capital expenditures and reduce costs to levels that will be sufficient to enable the Company to meet its cash requirements and debt covenants through July 31, 2005.

Subsequent to the quarter ended January 31, 2005, on March 21, 2005, the Company, in a Private Placement in Equity Securities Transaction (“PIPE Transaction”), sold 17,473,118 equity units at $3.72 per unit for gross proceeds of $65 million, and net proceeds of more than $59 million. A unit consists of one share of the Company’s common stock and one warrant to buy 1/10th of a share of the Company’s common stock. Ten warrants give the holder the right to purchase one share of common stock for $4.07. Under terms of the PIPE Transaction, the Company is required to file an initial Form S-1 registration of the shares issued and issuable in the PIPE Transaction on or before May 20, 2005 and is required to cause the Form S-1 to go effective on or before September 17, 2005. The Company is subject to cash penalties of $650,000 per month, if it fails to meet either date requirement. Because the market price of the common stock on March 21, 2005 was greater than $3.70 on the date the PIPE Transaction agreement was entered into, the Company will issue approximately 300,000 anti-dilutional warrants to current warrant holders which have a Black-Scholes value of approximately $1.1 million.

4.	Restructuring and Financial Consulting

Since May 2003, the Company has been executing a plan intended to return it to profitability through reductions in headcount, consolidation of facilities and operations, and closure or divestiture of selected operations.

The following table summarizes accrued restructuring activity (in thousands):

	North America Waterjet	Other International Waterjet	Food		International Press		Consolidated
	Facility Exit Costs	Facility Exit Costs	Severance Benefits	Facility Exit Costs	Severance Benefits	Facility Exit Costs	Severance Benefits	Facility Exit Costs	Total
Balance, April 30, 2004	$139	$333	$-	$-	$244	$191	$244	$663	$907
Q1 restructuring charge	-	-	-	-	-	-	-	-	-
Q1 cash payments	(9)	(4)	-	-	(68)	(3)	(68)	(16)	(84)

Balance, July 31, 2004	130	329	-	-	176	188	176	647	823
Q2 restructuring charge	-	-	-	-	-	-	-	-	-
Q2 cash payments	(9)	(4)	-	-	(64)	(3)	(64)	(16)	(80)

Balance, October 31, 2004	121	325	-	-	112	185	112	631	743
Q3 restructuring charge	-	-	120	119	-	-	120	119	239
Q3 cash payments	(9)	(10)	(17)	(39)	(39)	(3)	(56)	(61)	(117)

Balance, January 31, 2005	$112	$315	$103	$80	$73	$182	$176	$689	$865

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended January 31, 2005

(unaudited)

During the three months ended January 31, 2005, the Company closed its sales and marketing office for its Food segment and terminated two employees. In connection with this restructuring, the Company accrued lease termination costs, net of expected sublease income, of $119,000 which will be paid over two years and severance benefits of $120,000 which will be paid over the next six months.

The remaining accrued severance costs in International Press of $73,000 as of January 31, 2005 will be paid over the next six months and the remaining accrued facility exit costs for all segments other than Food of $609,000, which consist of long-term lease commitments, net of expected sublease income, will be paid primarily over the next several years.

For the nine month periods ended January 31, 2005 and 2004, the Company has respectively incurred $623,000 and $1.9 million of financial consulting costs.

5.	Discontinued Operations

At April 30, 2003, the Company reported one of its subsidiaries as a discontinued operation. This wholly owned subsidiary of the Company was involved in the decommissioning of oil wells. On May 16, 2003, the Company consummated the sale of the subsidiary’s assets, recording proceeds of $1.8 million and a gain on the sale of $650,000. The Company retains no future interest in the subsidiary. The Company presented the subsidiary’s results of operations as discontinued operations, net of applicable taxes, on the Condensed Consolidated Statement of Operations for the nine months ended January 31, 2004. The results of discontinued operations, for the nine months ended January 31, 2004, are summarized below:

(in thousands)

Nine Months Ended January 31, 2004
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

The effect of all stock options (a total of 2,121,480 and 2,193,802 at January 31, 2005 and 2004, respectively) and warrants (a total of 1,167,891 shares and 860,000 shares at January 31, 2005 and 2004, respectively) have been excluded from the diluted weighted average share denominator for the three and nine months ended January 31, 2005 and 2004, as their effect would be anti-dilutive.

The Company has engaged an independent third party in a Consulting Agreement effective March 1, 2003 to provide executive coaching and organizational services. In partial consideration for such services, the Company issued 25,303 unregistered shares of common stock, valued at $70,000 which was expensed during the nine months ended January 31, 2005.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended January 31, 2005

(unaudited)

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

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards No. 123 (“FAS 123”), “Accounting for Stock Based Compensation” to stock-based employee compensation. Based on the Company’s current NOL position, the tax effects on stock-based compensation items below are $0.

(in thousands, except per share data)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
		(restated)		(restated)
Net loss, as reported	$(3,501)	$(321)	$(6,115)	$(7,917)
Add: Employee stock-based compensation under APB 25 included in net loss, net of related tax effects	183	205	621	365
Deduct: Total employee stock-based compensation expense determined under fair value based method for all awards, net of tax related effects	(194)	(308)	(678)	(884)

Pro forma net loss	$(3,512)	$(424)	$(6,172)	$(8,436)

Loss per share – basic and diluted:
As reported	$(.22)	$(.02)	$(.39)	$(.52)
Pro forma	$(.22)	$(.03)	$(.39)	$(.55)

To determine compensation expense under FAS 123, the Company used the following assumptions:

	Fiscal 2005	Fiscal 2004
Risk-free interest rates	4.34%	3.7%
Expected lives	Six years	Six years
Expected dividend yields	0%	0%
Expected volatility	62.0%	61.1%

During the three and nine months ended January 31, 2005, the Company recorded total employee non-cash compensation expense of $183,000 and $621,000, respectively, and $205,000 and $365,000 for the three and nine months ended January 31, 2004, respectively, related to various compensatory arrangements which provide common stock or restricted stock units, rather than options, to the Board of Directors and executive management.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended January 31, 2005

(unaudited)

The table below presents the expense components related to the various common stock arrangements for employees and Directors for the three and nine months ended January 31, 2005 and 2004. Please refer to the Company’s Annual Report on Form 10-K/A for a further discussion of compensatory arrangements.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
Accrual for annual compensatory stock award to Board members	$60	$-	$180	$-
Executive employment and retention contracts	123	205	441	365

	$183	$205	$621	$365

7.	Segment Information

The Company has identified seven reportable segments. Four segments, North America Waterjet, Asia Waterjet, Other International Waterjet and Other (together known as Waterjet), utilize the Company’s released pressure technology. The remaining three segments, Food, North America Press and International Press (together known as Avure), utilize the Company’s contained pressure technology. The Waterjet operation includes cutting and cleaning operations, which are focused on providing total solutions for the aerospace, automotive, job shop, surface preparation and paper industries. The Avure operation includes the Fresher Under Pressure™ food processing technology, as well as the isostatic and flexform press (“General Press”) operations. The Fresher Under Pressure technology provides food safety and quality enhancement solutions for food producers, while the General Press business manufactures systems which produce and strengthen advanced materials for the aerospace, automotive and medical industries. Segment operating results are measured by the Company’s Chief Executive Officer based on operating income (loss). The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies included in the Company’s April 30, 2004 Annual Report filed with the Securities and Exchange Commission on Form 10-K/A.

A summary of operations by reportable segment is as follows:

(in thousands)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
Sales
North America Waterjet	$21,404	$14,446	$57,967	$42,656
Asia Waterjet	5,877	5,000	18,681	15,210
Other International Waterjet	8,154	6,713	23,686	21,155
Other	6,315	5,170	23,802	18,838
Food	2,429	4,749	8,881	9,159
North America Press	2,244	974	11,215	4,784
International Press	3,449	5,330	10,089	11,451

	$49,872	$42,382	$154,321	$123,253

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended January 31, 2005

(unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
Operating Income (Loss)		(restated )		(restated )
North America Waterjet	$204	$(1,876)	$1,215	$(3,806)
Asia Waterjet	1,462	1,232	4,705	4,056
Other International Waterjet	(67)	(749)	(385)	(1,970)
Other*	132	(338)	(469)	474
Food	(892)	(733)	(1,992)	(2,567)
North America Press	(3)	(42)	273	(66)
International Press	110	2,290	1,813	(320)

	$946	$(216)	$5,160	$(3,559)

*	The other segment in comprised of divisions which do not make primary use of the Company’s ultrahigh-pressure water pump technology. There divisions provide automation and robotic system solutions to the automotive market.

8.	Restricted Cash

The Company maintains amounts which are restricted in a separate bank account to provide customer performance guarantees as well as vendor guarantees. At January 31, 2005 and April 30, 2004, the Company had $1.3 million and $2.2 million of cash pledged on such guarantees of which $629,000 and $1.1 million have restrictions which will lift within the next twelve months, respectively. The remaining restricted cash balances have been reported in Other Assets on the Condensed Consolidated Balance Sheets.

9.	Receivables

Receivables consist of the following:

(in thousands)

	January 31, 2005	April 30, 2004
Trade Accounts Receivable	$32,657	$27,649
Unbilled Revenues	12,977	21,988

	45,634	49,637

Less Allowance for Doubtful Accounts	4,546	4,777

	$41,088	$44,860

10.	Inventories

Inventories consist of the following:

(in thousands)

	January 31, 2005	April 30, 2004
Raw Materials and Parts	$16,058	$14,849
Work in Process	7,745	6,223
Finished Goods	8,270	7,811

	32,073	28,883

Less Provision for Slow-Moving and Obsolete Inventories	2,489	2,499

	$29,584	$26,384

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended January 31, 2005

(unaudited)

11.	Income Taxes

Due to a history of losses and uncertainty of future earnings, the Company continues to provide a full valuation allowance against its net operating losses and other net deferred tax assets, arising in all tax jurisdictions except Sweden because the realization of such assets is not more likely than not. The domestic net operating losses can be carried forward 20 years to offset domestic profits in future periods and expire in fiscal 2023 and other net operating losses do not have an expiration date.

In fiscal 2004, the Company determined it was no longer able to permanently defer foreign earnings and recorded a $1.9 million liability for withholding taxes payable on future repatriation of foreign earnings. During the nine months ended January 31, 2005, the Company repatriated $3.5 million from certain foreign subsidiaries and plans to continue to repatriate additional earnings in the future.

For the three and nine months ended January 31, 2005 and 2004, the tax provision consists of current expense related to operations in foreign jurisdictions which are profitable. In addition, certain operations in jurisdictions (principally Germany and the United States) reported net operating losses for which no tax benefit was recognized as it is more likely than not that such benefit will not be realized.

12.	Notes Payable and Long-Term Obligations

	January 31, 2005	April 30, 2004
Long Term Obligations:
Subordinated Debt	$44,500	$41,875
Less Original Issue Discount on Subordinated Debt	(4,260)	(5,070)

Net Subordinated Debt	40,240	36,805
Senior Credit Agreement	22,191	39,980
Term Loans Payable	5,814	1,336

	68,245	78,121
Less Current Portion	(22,287)	(40,040)

	$45,958	$38,081

Notes Payable	$4,155	$8,687

On July 28, 2004, the Company signed an amendment to its current Senior Credit Agreement (the “Amendment”). The Amendment provides for a revolving line of credit of up to $42.7 million and an extension of the credit agreement through August 1, 2005. The Company evaluated the Amendment under EITF 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements,” and concluded that the borrowing capacity increased under the Amendment. The commitment reduces to $41.0 million at April 30, 2005. Interest rates under the Senior Credit Agreement are at Bank of America’s prime rate in effect from time to time plus 4% and increase by one percentage point each quarter beginning November 1, 2004. The Company follows EITF 86-15, “Increasing Rate Debt” when recording interest expense at a constant estimated effective rate over the term of the Senior Credit Agreement. The prime rate at January 31, 2005 was 5.25%. The Amendment also requires the issuance of 150,000 detachable $.01 warrants as a fee and a quarterly commitment fee of 1/2 of 1% (50 basis points) of the total commitment. The Amendment requires compliance with minimum EBITDA and collateral levels and provides limits for spending on research and engineering as well as limits on capital expenditures. In addition, the Company’s agreements with its senior and subordinated lenders include subjective acceleration clauses which permit the

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended January 31, 2005

(unaudited)

lenders to demand payment in the event of a material adverse change. The Amendment also has provisions for mandatory commitment reductions in the event of a sale of assets outside the ordinary course of business or in the event of an equity financing. Commitment level reductions are based on a percentage of the cash generated by these activities net of applicable fees. The Company also pays an annual letter of credit fee equal to 5% of the amount available to be drawn under each outstanding letter of credit. The annual letter of credit fee is payable quarterly in arrears. The Company makes use of its Senior Credit Agreement to fund its operations during the course of the year. As of January 31, 2005, the Company had borrowed $22.2 million against the Senior Credit Agreement and had $11 million of domestic unused line of credit, net of outstanding letters of credit of $9.5 million and subject to covenant restrictions. The process whereby the Company’s current excess cash receipts directly reduce the outstanding senior credit facility balance combined with material adverse change language in the Amendment results in the balance outstanding being classified as a current liability at January 31, 2005 and April 30, 2004.

On July 28, 2004, the subordinated lenders amended the Subordinated Debt Agreement to continue to defer interest through April 30, 2005, which will total an additional $5.3 million. At January 31, 2005, $2.6 million of the $5.3 million has been deferred and included in the principal balance. All deferred payments accrue interest at the rate of 15%. In addition the subordinated lenders received 150,000 detachable $.01 warrants as an amendment fee. As of January 31, 2005, the balance outstanding under the Subordinated Debt Agreement includes principal, net of unamortized discount of $4.3 million, of $40.2 million. Half of the principal is due on each of April 30, 2007 and 2008. The unamortized debt discount will be written off to Interest Expense when the principal balance of the Subordinated Debt is paid off.

The 300,000 warrants discussed above allow for purchase of common stock and were recorded at a total estimated fair value of approximately $960,000. The 150,000 warrants issued to the senior lenders have a five year contractual life and are exercisable at the earlier of: 1) July 31, 2005 or 2) a time when our total outstanding debt balance has been reduced to $6 million or less. The 150,000 warrants issued to the subordinated lenders are immediately exercisable and have a seven year contractual life. The estimated fair value of the warrants was determined using the Black-Scholes valuation method and the following additional assumptions: a) risk-free rate of 4.23%, b) volatility of 62.0%, c) grant date stock price of $3.21, and d) expected lives consistent with the contractual lives.

On December 6, 2004, the Company signed an additional amendment to its Senior Credit Agreement (“Additional Amendment”). The Additional Amendment increases the sub-facility for letters of credit from $5 million to $13 million.

Both senior and subordinated credit facilities require payment of significant additional fees if certain reductions in outstanding debt levels do not occur. The amended Senior Credit Agreement requires the Company to pay a $1.0 million fee if the total commitment at April 30, 2005 is greater than $38.0 million. The amended Subordinated Debt Agreement assesses a $3.0 million deferred fee should the Company be unable to make the April 30, 2005 interest payment in cash by June 15, 2005

The Senior Credit Agreement and Subordinated Debt Agreement are collateralized by a general lien on all of the Company’s assets. The Company is required to comply with certain covenants in the Senior Credit Agreement, and Subordinated Debt Agreement, including restrictions on dividends and transactions with affiliates, limitations on additional indebtedness, capital expenditures, research and engineering expenses, and maintenance of EBITDA ratios and collateral values. The Company was in compliance with all covenants in its amended credit facilities as of January 31, 2005.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended January 31, 2005

(unaudited)

The Company has three unsecured credit facilities in Taiwan with a commitment totaling 160 million New Taiwanese Dollars (US$5.0 million at January 31, 2005), bearing interest at rates ranging from 1.6% to 2% per annum. The credit facilities have maturities between 12 and 36 months and can be extended for like periods, as needed, at the bank’s option. At January 31, 2005, the balance outstanding under these credit facilities amounts to US$3.5 million, $2.3 million of which is shown under Notes Payable while the remaining $1.2 million is classified under Term Loans Payable.

The Company has also obtained a seven-year collateralized long-term loan, expiring in 2011, in the amount of 179 million New Taiwanese Dollars (US$5.6 million at January 31, 2005) bearing interest at an annual rate of 2.6%. The loan is collateralized by the Company’s recently completed manufacturing facility. In June 2004, the Company borrowed $4.1 million against this facility and repatriated $3.5 million to the U.S. to reduce amount outstanding under the senior credit facility. The balance of $4.4 million at January 31, 2005 is included in Term Loans Payable.

The Company has an unsecured credit facility in Sweden totaling 25 million Swedish Krona (US$3.6 million at January 31, 2005), bearing interest at the rate of 4.25% per annum. At January 31, 2005, the balance outstanding amounts to US$1.8 million and is included in Notes Payable. The facility, which had an expiration date of December 2004, has been extended to December 2005 and can be extended for another 12 months at the bank’s option.

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

The following table shows the fiscal 2005 year-to-date activity for the Company’s warranty accrual:

(in thousands)

Accrued warranty balance as of April 30, 2004	$1,204
Accruals for warranties on fiscal 2005 year-to-date sales	1,356
Warranty labor and materials provided fiscal 2005 year-to-date	(922)

Accrued warranty balance as of January 31, 2005	$1,638

14.	Foreign Currency

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

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended January 31, 2005

(unaudited)

The following table shows the amount of net realized and unrealized foreign exchange gains (losses) included in Other Income (Expense), net, in the accompanying Consolidated Statements of Operations:

(in thousands)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
Realized Foreign Exchange Gains, Net	$1,428	$447	$2,993	$842
Unrealized Foreign Exchange Gains (Losses), Net	(1,673)	1,422	(1,838)	3,527

	$(245)	$1,869	$1,155	$4,369

15.	Commitments and Contingencies

At any time, the Company may be involved in certain legal proceedings in addition to the Omax matter described below. As of January 31, 2005, the Company has accrued its estimate of the probable costs for the resolution of these claims. This estimate has been developed in consultation with legal counsel and is based upon an analysis of potential outcomes, assuming a combination of litigation and settlement strategies. The Company does not believe these proceedings will have a material adverse effect on its consolidated financial position. However, it is possible that future results of operations or cash flows for any particular quarterly or annual period could be materially affected by changes in the Company’s assumptions, or the effectiveness of its strategies, related to these proceedings.

The Company has been notified by the pension plan administrator of its Swedish pension plan that it is required to fund $800,000 of its accrued but unfunded pension obligation of $2.9 million based on the financial performance of the Company. The Company funded this obligation with payments made in June 2004 and in August 2004. The remaining unfunded obligation is classified as a long term liability.

On November 18, 2004, Omax Corporation (“Omax”) filed suit against the Company alleging that the Company’s products infringe on Omax’s patents. The suit also seeks to have a specific patent held by the Company declared invalid. The Company filed its response on December 8, 2004. In its answer, the Company asserts that it does not infringe Omax’s patents and Omax’s patents are invalid and unenforceable. In its counterclaim, the Company and seeks damages from Omax for violation of antitrust laws and injunctive relief and damages for infringement of the Company’s patent. Although the Omax suit seeks damages of over $100 million, the Company believes Omax’s claims are without merit and intends not only to contest Omax’s allegations of infringement but also to vigorously pursue its claims with regard to its own patent. Accordingly, the Company has not provided any loss contingency accrual related to the Omax lawsuit as of January 31, 2005. The Company will incur legal expenses as part of this lawsuit and will expense them as incurred. While an exact amount of legal fees is not known at this time, the total fees are expected to be more than $1 million over the next year to two years.

16.	New Accounting Pronouncements

In March 2004, the EITF reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance on other-than- temporary impairment models for marketable debt and equity securities accounted for under SFAS 115 and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. In September 2004, the FASB approved the issuance of FASB Staff Position EITF 03-1-1, which delays the effective date until

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended January 31, 2005

(unaudited)

additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1. The adoption of this accounting principle is not expected to have a significant impact on the Company’s financial position or results of operations.

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment (Revised 2004).” This statement addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for the company’s equity instruments or liabilities that are based on the fair value of the company’s equity securities or may be settled by the issuance of these securities. SFAS 123R eliminates the ability to account for share-based compensation using APB 25 and generally requires that such transactions be accounted for using a fair value method. The provisions of this statement are effective for financial statements issued for the first interim or annual period beginning after June 15, 2005 and will become effective for the Company beginning with the second quarter of the fiscal 2006 year. The Company has not yet determined which transition method it will use to adopt SFAS 123R. The full impact that the adoption of this statement will have on the Company’s financial position and results of operations will be determined by share-based payments granted in future periods.

17.	Reclassifications

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

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT:

Statements made in this quarterly report on Form 10-Q that are not historical facts are forward-looking statements that involve risks and uncertainties. These forward-looking statements include guidance on revenues for fiscal 2005. Forward-looking statements typically are identified by the use of such terms as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “plan,” “potential,” “continue” or similar words, although some forward-looking statements are expressed differently. We caution investors that forward-looking statements are only predictions based on our current expectations about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements. You should be aware that our actual results could differ materially from those contained in any forward-looking statement due to a number of factors, which include, but are not limited to the following: the special risk factors and uncertainties set forth below; our belief that the existing cash and credit facilities at January 31, 2005 are adequate to fund our operations through July 31, 2005 and that if the Company fails to achieve its planned revenues, costs and working capital objectives, management has the ability to curtail capital expenditures and reduce costs to levels that will be sufficient to enable the Company to meet its cash requirements and debt covenants through July 31, 2005; the belief that timing issues associated with payment of accounts receivable will not impact our short term liquidity requirements; our expectations that the benefits from our restructuring activities should continue for the remainder of fiscal 2005 and that these changes should help us to achieve our forecasts; that our ability to curtail capital expenditures, control costs and expenses; the expectation that the proceeds from the PIPE Transaction will be used to pay down the subordinated debt; that our waterjets are experiencing growing acceptance in the marketplace for their flexibility and superior machine performance; that future consumables sales should be positively impacted by the increased number of operating systems and by sales of the Company’s proprietary productivity enhancing kits, as well as the enhanced flexibility of parts purchased via the Internet at Flowparts.com; relations with and performance of suppliers; our ability to successfully develop and sell products in the competitive markets that we serve; access to capital; maintaining satisfactory relationships with our lending partners; political and trade relations; the overall level of consumer spending on capital equipment; global economic conditions and additional threatened terrorist attacks and responses thereto, including war; the belief that Omax’s claims are without merit; our intent to contest Omax’s allegations; the estimated cost of contesting the Omax suit and our intent to sell the General Press operations and to enter into a supply agreement with the purchaser. Additional information on these and other factors that could affect our financial results is set forth below and in our Form 10-K/A for the year ended April 30, 2004. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments, except as required by federal securities laws.

All references to fiscal years are references to our fiscal year end of April 30.

Changes in Financial Condition

We generated $18.0 million of cash from operating activities during the nine months ended January 31, 2005 compared to $15.1 million of cash generated for the nine months ended January 31, 2004. The current year’s operating cash flow includes $13.8 million of increases in customer advances. These advances provide the funding for the manufacturing of our systems and primarily relate to large aerospace contracts that we have recently been awarded and two large press orders. The revenue associated with these advances is expected to be recognized in the next twelve months. Additionally, receivables contributed operating cash of $5.2 million as a number of percentage-of-completion revenue, shown as unbilled, was billed and collected during the nine months ended January 31, 2005. The prior year receivable decrease amounted to $4.0 million. The prior year’s operating

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

cash flow was largely derived from a reduction in inventory of $13.6 million as compared to an inventory increase of $2.2 million for the current quarter which is commensurate with the increased business activity we are experiencing.

Net receivables are comprised of trade accounts and unbilled revenues. At January 31, 2005, the net receivables balance decreased $3.8 million or 8% from April 30, 2004. The decrease in net receivables stemmed from the reduction in unbilled revenues from $22.0 million at April 30, 2004 to $13.0 million at January 31, 2005, a $9.0 million or 41% decrease. A significant portion of unbilled receivables relates to equipment and systems sales accounted for on a percentage of completion basis. Unbilled revenues fluctuate due to the scheduling of production and achievement of certain billing milestones. The decrease in unbilled revenues was offset by a $5.1 million or 18% increase in trade receivables from $27.6 million at April 30, 2004 to $32.7 million at January 31, 2005 on strong standard shapecutting system sales during the period ended January 31, 2005. Receivables days sales outstanding (including unbilled revenues) decreased to 72 days at January 31, 2005 from 75 as of April 30, 2004. Receivables can be negatively affected by the traditionally longer payment cycle outside the United States and the timing of billings and payments on large special system orders. We do not believe these timing issues will present a material adverse impact on our short-term liquidity requirements. Because of the lead-time to build and deliver such equipment, ultimate collection of such accounts can be subject to changing customer business and economic conditions.

Inventories, net at January 31, 2005 increased $3.2 million or 12% from April 30, 2004 driven by production to support increased sales activity in our standard shapecutting business. Gross inventories increased $3.2 million or 11% while the obsolescence reserve remained flat at $2.5 million. Even though inventory increased at January 31, 2005, inventory turns remained consistent with the quarter ended April 30, 2004 at 5.4 times.

Customer advances have more than doubled, increasing $14.1 million to $24.3 million at January 31, 2005, versus the $10.2 million balance at April 30, 2004. The increase stems from two customer deposits on large domestic general press orders as well as recently awarded significant aerospace contracts.

Liquidity and Capital Resources

Approximately $12.2 million of our cash and restricted cash is held by divisions outside the United States. The repatriation of offshore cash balances from certain divisions will trigger tax liabilities. In fiscal 2004, we recorded a $1.9 million liability for withholding taxes on future repatriation of historical foreign earnings. In June 2004, we repatriated $3.5 million from certain foreign subsidiaries and we plan to continue repatriating additional funds in the future.

We have substantially completed the execution of our restructuring plan, which was expected to cover the period from May 2003 to February 2005, and which will result in total expected cash outlays of $9 million (including amounts accrued as restructuring changes in accordance with generally accepted accounting principles). We have funded the restructuring plan from our cash from operations and foreign debt. As of January 31, 2005, we have spent $8.9 million which includes completing the construction of our new $5.2 million Taiwanese facility, to which we had committed in July 2000. The facility construction was financed via three unsecured lines of credit with Taiwanese banks. We also obtained a collateralized long-term credit facility and borrowed $4.1 million on this facility in June 2004. We have used the proceeds to repay and reduce the senior credit facility by $3.5 million. We anticipate remaining restructuring expenses to not exceed $200,000 and all restructuring obligations will be funded with our existing credit facilities and cash from operations. The benefits from our restructuring activities are beginning to be reflected in our operating results for the three and nine months ended January 31, 2005 and, we believe, should continue for the remainder of fiscal 2005.

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our senior credit agreement (“Credit Agreement”) is our primary source of external funding. At January 31, 2005, the balance outstanding on the Credit Agreement is $22.2 million against a maximum borrowing of $42.7 million. Our available credit at January 31, 2005, net of $9.5 million in outstanding letters of credit, is $11 million.

On July 28, 2004, we signed an amendment to the current credit agreement (the “Amendment”). The Amendment provides for a revolving line of credit of up to $42.7 million and an extension of the credit agreement through August 1, 2005. The commitment reduces to $41.0 million at April 30, 2005. Interest rates under the Senior Credit Agreement are at Bank of America’s prime rate in effect from time to time plus 4% and increase by one percentage point each quarter beginning November 1, 2004. We are recording interest expense at the estimated effective rate over the term of the borrowing in accordance with EITF 86-15, “Increasing Rate Debt”. The prime rate at January 31, 2005 was 5.25%. The Amendment also required the issuance of 150,000 detachable $.01 warrants to the senior lender as a fee and a quarterly commitment fee of 1/2 of 1% (50 basis points) of the total commitment. In addition, the Amendment specifies compliance with minimum EBITDA and collateral levels and provides limits for spending on research and engineering as well as capital expenditures. The Amendment also has provisions for mandatory commitment reductions in the event of a sale of assets outside the ordinary course of business or in the event of an equity event. Commitment level reductions are based on a percentage of the cash generated by these activities net of applicable fees.

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

On December 6, 2004, we signed an additional amendment to our current credit agreement (“Additional Amendment”). The Additional Amendment increased the sub-facility for letters of credit from $5 million to $13 million.

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

The Senior Credit Agreement and Subordinated Debt Agreement are collateralized by general liens on all of our assets. We are required to comply with certain covenants in the credit agreement, and subordinated debt agreement, including restrictions on dividends and transactions with affiliates, limitations on additional indebtedness, capital expenditures, research and engineering expenses, and maintenance of EBITDA ratios and collateral values. We were in compliance with all covenants in our amended credit facilities as of January 31, 2005.

We have incurred losses during fiscal 2002, 2003, 2004 and year to date in 2005. In May 2003, we began execution of a comprehensive two-year restructuring plan intended to return the Company to profitability through reductions in headcount, consolidation of facilities and operations, and closure or divestiture of selected operations. We have been able to satisfy our needs for working capital and capital expenditures, due in part to our ability to access adequate financing arrangements. We expect that operations will continue, with the realization of assets and discharge of liabilities in the ordinary course of business. Compliance with future debt covenants requires us to meet our operating projections, which include achieving certain revenues, costs, consistent operating margins, and working capital targets.

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We believe that our existing cash and credit facilities at January 31, 2005 are adequate to fund our operations through August 1, 2005, the expiration date of our Senior Credit Agreement. If we fail to achieve our planned revenues, costs and working capital objectives, management believes it has the ability to curtail capital expenditures and reduce costs to levels that will be sufficient to enable us to meet our cash requirements and debt covenants through July 31, 2005.

Subsequent to the quarter ended January 31, 2005, on March 21, 2005, in a Private Placement in Equity Securities Transaction (“PIPE Transaction”), we sold 17,473,118 equity units at $3.72 per unit for gross proceeds of $65 million, and net proceeds of more than $59 million. A unit consists of one share of our common stock and one warrant to buy 1/10th of a share of our common stock. Ten warrants give the holder the right to purchase one share of common stock for $4.07. Under terms of PIPE Transaction, we are required to file an initial Form S-1 registration of the shares issued and issuable in the PIPE Transaction on or before May 20, 2005 and are required to cause the Form S-1 to go effective on or before September 17, 2005. We are subject to cash penalties of $650,000 per month, if we fail to meet either date requirement. Because the market price of the common stock on March 21, 2005 was greater than $3.70 on the date the PIPE Transaction agreement was entered into, we will issue approximately 300,000 anti-dilutional warrants to current warrant holders which have a Black-Scholes value of approximately $1.1 million. Proceeds of the PIPE are expected to be used to pay down existing debt, including all of the subordinated debt. The current credit agreements however do not allow for an immediate pay down of all of the subordinated debt as either our Senior Credit Agreement needs to be amended to allow pay off of the subordinated debt or we need to enter into a new senior agreement that pays off the existing Senior Credit Agreement and allows for payoff of our Subordinated Debt. In addition, the Subordinated Debt Agreement includes a 30 day notice of pre-payment however there is no pre-payment penalty of the subordinated debt. Upon payoff of the Subordinated Debt, we will also be required to charge to Interest Expense in the Consolidated Statement of Operations any remaining unamortized debt discount, which amounted to $4.3 million at January 31, 2005.

With authorization from the Board of Directors in September 2004, we engaged the services of Danske Markets, Inc., which is working in Europe in cooperation with CloseAssociates to assist us in the sale of our General Press operations. These businesses are comprised of the North America Press and International Press segments. As these segments do not utilize ultrahigh-pressure water pumps, they are not considered core to our business, and it is our intent to divest ourselves of these operations and use the proceeds to pay down debt. In January 2005 we began to market these segments via sending out confidential information memorandums. There can be no assurance we will receive an offer acceptable to us for the sale of these segments. If we do divest these businesses, it is anticipated that we will enter into a manufacturing agreement however providing that the purchaser will continue to provide some of the non high pressure pump components such as the pressure vessel used in the Fresher Under Pressure business, which is considered part of the core UHP pump business. These segments do not meet the accounting criteria to be considered discontinued operations and accordingly the results of operations are shown as continuing operations and the related assets have not been reported as held for sale.

Off-Balance Sheet Arrangements

We do not have any special purpose entities or off-balance sheet financing arrangements.

Contractual Obligations

During the quarter ended January 31, 2005, there were no material changes outside the ordinary course of business in our contractual obligations and minimum commercial commitments as reported in the Annual Report on Form 10-K/A for the year ended April 30, 2004.

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Judgments and New Accounting Pronouncements

There are no material changes in our critical accounting policies as disclosed in our Annual Report on Form 10-K/A for the year ended April 30, 2004. New accounting pronouncements are disclosed in Note 16 to the Condensed Consolidated Financial Statements.

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

Compliance with All Requirements of PIPE Agreement.    The PIPE agreement requires us to fulfill a number of obligations including the requirement to file an initial Form S-1 on or before May 20, 2005 and for the Form S-1 to be effective on or before September 17, 2005. If we are unable to comply by these dates, the penalty is a 1% cash payment of approximately $650,000 per month for any delay. There can be no assurance that we will either file the S-1 within 60 days of closing or have it be effective within 180 days of closing.

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

History of Losses and Potential for Future Losses.    Our net losses for the fiscal years ended April 30, 2003 and 2004 were $70.0 million and $11.5 million, respectively. As described in this section and the notes to the Condensed Consolidated Financial Statements, in May 2003, we began an 18-month plan to significantly restructure our operations. We believe these restructuring and related cost-cutting initiatives will reduce overall spending. If our restructuring efforts fail to adequately reduce costs, or if our sales are less than we project, we will continue to incur losses in future periods. Economic weakness in our served markets may adversely affect our ability to meet our sales projections.

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

Satisfaction of Subordinated Debt.    The proceeds from the recent PIPE offering are anticipated to be used in part to pay off the entire balance of our subordinated debt. Under the Senior Credit Agreement, payment of the subordinated debt is limited to a maximum of 14% of the net proceeds from the PIPE or $8.4 million. Payment of

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the remaining balance of our Subordinated Debt will be delayed until we either amend the current Senior Credit Agreement to allow payment against the Subordinated Debt or enter into a new senior agreement and pay off and close the existing Senior Credit Agreement. In addition, the Subordinated Debt includes a 30 day notice of pre-payment to the subordinated debt holder. Accordingly, we may not be able to apply proceeds from our financing transaction in the most advantageous and expedient manner.

Intellectual Property Rights.    We defend our intellectual property rights because unauthorized copying and sale of our proprietary equipment and consumables represents a loss of revenue to us. From time to time we also receive notices from others claiming we infringe their intellectual property rights. The number of these claims may grow in the future, and responding to these claims may require us to stop selling or to redesign affected products, or to pay damages. On November 18, 2004, Omax Corporation (“Omax”) filed suit against the Company alleging that the Company’s products infringe on Omax’s patents. The suit also seeks to have a specific patent held by the Company declared invalid. We filed our response on December 8, 2004. In our answer, we assert that we do not infringe Omax’s patents and that Omax’s patents are invalid and unenforceable. In our counterclaim, we seek damages from Omax for violation of antitrust laws and injunctive relief and damages for infringement on our patent. Although the suit seeks damages of over $100 million, the Company believes Omax’s claims are without merit and intends not only to contest Omax’s allegations of infringement but also to vigorously pursue its claims with regard to its own patent. Please refer to Note 14 of the Notes to the Condensed Consolidated Financial Statements for a discussion of commitments and contingencies.

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

Results of Operations

We analyze our business based on the utilization of ultrahigh-pressure (“UHP”), either as release pressure or contained pressure. The released pressure portion of our UHP business which we call Waterjet, is comprised of the following segments: North America Waterjet, Asia Waterjet, Other International Waterjet and Other. The contained pressure operation which is what we call Avure is made up of the Food, North America Press and International Press segments.

Operational Overview:

Dollars in thousands, except per share data

	Three months ended January 31, 2005			Three months ended January 31, 2004

	Waterjet	Avure	Consolidated	Waterjet	Avure	Consolidated
					(restated)	(restated)
Sales	$41,750	$8,122	$49,872	$31,329	$11,053	$42,382
Cost of Sales	26,073	5,185	31,258	19,915	6,120	26,035

Gross Margin	15,677	2,937	18,614	11,414	4,933	16,347

Operating Expenses	13,946	3,722	17,668	13,145	3,418	16,563

Operating Income (Loss)	$1,731	$(785)	$946	$(1,731)	$1,515	$(216)

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine months ended January 31, 2005			Nine months ended January 31, 2004

	Waterjet	Avure	Consolidated	Waterjet	Avure	Consolidated
					(restated)	(restated)
Sales	$124,136	$30,185	$154,321	$97,859	$25,394	$123,253
Cost of Sales	79,296	20,261	99,557	62,034	15,836	77,870

Gross Margin	44,840	9,924	54,764	35,825	9,558	45,383

Operating Expenses	39,774	9,830	49,604	37,071	11,871	48,942

Operating Income (Loss)	$5,066	$94	$5,160	$(1,246)	$(2,313)	$(3,559)

Sales Summary:

Dollars in thousands	Three months ended January 31,			Nine months ended January 31,
	2005	2004	% Change	2005	2004	% Change
Operational breakdown:
Waterjet:
Systems	$29,367	$20,244	45%	$86,541	$62,091	39%
Consumable parts and services	12,383	11,085	12%	37,595	35,768	5%

Total	41,750	31,329	33%	124,136	97,859	27%

Avure:
Fresher Under Pressure	2,429	4,750	(49)%	8,881	9,160	(3)%
General Press	5,693	6,303	(10)%	21,304	16,234	31%

Total	8,122	11,053	(27)%	30,185	25,394	19%

	$49,872	$42,382	18%	$154,321	$123,253	25%

Geographic breakdown:
United States	$28,981	$22,964	26%	$90,230	$64,463	40%
Rest of Americas	4,295	3,409	26%	13,900	13,166	6%
Europe	10,719	11,009	(3)%	31,510	30,414	4%
Asia	5,877	5,000	18%	18,681	15,210	23%

	$49,872	$42,382	18%	$154,321	$123,253	25%

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three and Nine Months Ended January 31, 2005 Compared to Three and Nine Months Ended January 31, 2004

Sales.

Our sales by segment for the periods noted below is summarized as follows:

	Three Months Ended January 31,				Nine Months Ended January 31,

	2005	2004	Difference	%	2005	2004	Difference	%
Sales
Waterjet:
North America	21,404	14,446	6,958	48%	57,967	42,656	15,311	36%
Asia	5,877	5,000	877	18%	18,681	15,210	3,471	23%
Other International	8,154	6,713	1,441	21%	23,686	21,155	2,531	12%
Other	6,315	5,170	1,145	22%	23,802	18,838	4,964	26%

Waterjet Total	41,750	31,329	10,421	33%	124,136	97,859	26,277	27%

Avure:
Food	2,429	4,749	(2,320)	-49%	8,881	9,159	(278)	-3%
North America Press	2,244	974	1,270	130%	11,215	4,784	6,431	134%
International Press	3,449	5,330	(1,881)	-35%	10,089	11,451	(1,362)	-12%

Avure Total	8,122	11,053	(2,931)	-27%	30,185	25,394	4,791	19%

Consolidated Total	$49,872	$42,382	$7,490	18%	$154,321	$123,253	$31,068	25%

Waterjet.    The Waterjet operation includes cutting and cleaning operations, which are focused on providing total solutions for the aerospace, automotive, job shop, surface preparation (cleaning) and paper industries. It is comprised of four reporting segments: North America Waterjet, Asia Waterjet, Other International Waterjet and Other. The North America, Asia and Other International Waterjet segments primarily represent sales of our standard cutting and cleaning systems throughout the world, as well as sales of our custom designed systems into the Aerospace industry. The ‘Other’ segment represents sales of our automation and robotic waterjet cutting sells which are sold primarily into the North American automotive industry. For the three months ended January 31, 2005, total Waterjet sales of $41.8 million increased $10.4 million or 33% as compared to the prior year same period. All four segments reported an increase in revenue, however $7 million of the $10.4 million increase was recognized in our North America Waterjet segment. Last year we believed the market awareness of waterjet technology was low and addressed this through an increase in marketing and tradeshow activity, including attendance at the bi-annual International Manufacturing Technology Show in early September, as well as increasing the number of domestic waterjet cutting direct sales staff from 10 to 15, adding of two machine tool distributors and increasing domestic technical services staff from 12 to 24 persons. The growth in revenue in North America is a result of an increase in unit sales stemming from our increased sales and marketing activity. There were no significant price increases year over year. Aerospace sales, which are also included in the North America segment, were $1.2 million and $2.4 million for the three and nine months ended January 31, 2005, down $.2 million and $.9 million from the prior year respective three and nine month periods. Growth in the Asia and Other International Waterjet segments resulted from increased demand for our dynamic waterjet as well as improved global market conditions. The growth in our ‘Other’ segment results from improved demand in the domestic automotive industry. We have not increased our marketing and sales staff in this segment year over year. For the nine months ended January 31, 2005, we reported a $26.3 million, or 27%, increase to $124.1 million versus the prior year comparative period, which is consistent with the increase during the quarter ended

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

January 31, 2005. The increases for the nine months ended January 31, 2005 are consistent with the reasons for the increases in three months ended January 31, 2005. Our waterjets are experiencing growing acceptance in the marketplace for their flexibility and superior machine performance.

Outside the U.S., Waterjet revenue growth was positively influenced by growth in Asia Waterjet sales which were $5.9 million and $18.7 million, up $.9 million or 18% and $3.5 million or 23% for the three and nine months ended January 31, 2005, respectively. These increases were driven largely by sales in China where we experienced strong demand for shapecutting and cutting cell systems from a strengthening automotive industry.

Our Other International Waterjet segment represents primarily sales into Europe and South America. Revenues from our European operations have improved by $1.6 million and $2.5 million for the three and nine months ended January 31, 2005 to $7.3 million and $21.4 million, respectively. Market specific pricing including some price reductions, standardization of system offerings, improved delivery and a recovering European marketplace have helped to increase our European sales. Sales into South America of $.9 million and $2.3 million for the three and nine months ended January 31, 2005 are comparable to the respective prior year periods. The economic conditions in the South America region make it difficult to grow sales. We are typically able to sell our products at higher prices outside the U.S. due to the costs of servicing these markets. As much of our product is manufactured in the U.S., the weakness of the U.S. dollar also has helped strengthen our foreign revenues.

We also analyze our Waterjet revenues by looking at system sales and consumable sales. Systems sales were $29.4 million, up $9.1 million or 45%, for the three months ended January 31, 2005. Of this total increase, $6.3 million came from domestic sales. Systems revenues for the nine months ended January 31, 2005 were $86.5 million, an increase of $24.4 million or 39%, compared to the prior year same period due to both strong domestic and global sales from recovering economic conditions. Consistent with the third quarter increases, the majority, $18.1 million, of the increase for the nine months ended January 31, 2005 was generated domestically. Consumables revenues recorded an increase of $1.3 million or 12% and $1.8 million or 5% to $12.4 million and $37.6 million for the three and nine months ended January 31, 2005, respectively. The majority of the increase in spares sales for both the three and nine months ended January 31, 2005 is domestic and is the result of the increasing number of operating systems and by our proprietary productivity enhancing kits and improved parts availability as well as the use of Flowparts.com, our easy-to-use internet order entry system. We believe that spare parts sales should continue to increase as more systems are put into operation.

Avure.    The Avure operation includes the Fresher Under Pressure™ technology (“Food segment”) as well as General Press operations (North America Press and International Press segments). Revenue in the Avure operations is recorded on the percentage of completion basis. Fresher Under Pressure meets the increasing demand in the U.S. for a post packaging, terminal pasteurization-like step (e.g. packaged ready-to-eat meats); the demand for high quality, minimally processed foods (e.g. fresh guacamole and salsas); and the demand to utilize the productivity enhancing capabilities of UHP in food processing (e.g. shellfish), while the General Press business manufactures systems which produce and strengthen advanced materials for the aerospace, automotive and medical industries. For the three and nine months ended January 31, 2005, sales for the Food segment decreased $2.3 million or 49% and $.3 million or 3%, respectively. The reduction in revenue recognized during the third quarter relates to the timing of production of the food systems. Revenues for the nine month year to date period are comparable to the prior year.

As outlined in the table above, North American Press sales have grown in both the three and nine months ended January 31, 2004 as compared to the prior year periods. This growth is the result of revenue recognized under two large contracts obtained in fiscal 2004 and manufactured in fiscal 2005. The combined contract value of these two systems is $7.7 million.

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

International Press sales for the three and nine months ended January 31, 2005 have decreased $1.9 million and $1.4 million, respectively, as compared to the like periods in the prior year. The International Press sales are almost exclusively large contract sales in excess of $2 million per contract and accordingly revenue will vary depending on the number and stage of manufacture of these contracts. The sales and production cycle on a General Press can range from one to four years in length.

Cost of Sales and Gross Margins.

Our gross margin by segment for the periods noted below is summarized as follows:

	Three Months Ended January 31,				Nine Months Ended January 31,

	2005	2004	Difference	%	2005	2004	Difference	%
Gross Margin
Waterjet:
North America	8,819	5,862	2,957	50%	25,985	17,833	8,152	46%
Asia	2,807	2,412	395	16%	8,533	7,214	1,319	18%
Other International	2,992	2,479	513	21%	8,063	7,205	858	25%
Other	1,059	661	398	60%	2,259	3,573	(1,314)	-37%

Waterjet Total	15,677	11,414	4,263	37%	44,840	35,825	9,015	25%

Avure:
Food	436	241	195	81%	1,372	842	530	63%
North America Press	352	192	160	83%	1,304	780	524	67%
International Press	2,149	4,500	(2,351)	-52%	7,248	7,936	(688)	-9%

Avure Total	2,937	4,933	(1,996)	-40%	9,924	9,558	366	4%

Consolidated Total	$18,614	$16,347	$2,267	14%	$54,764	$45,383	$9,381	21%

Our gross margin as a percent of sales by segment for the periods noted below is summarized as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,

	2005	2004	2005	2004
Gross Margin Percentage
Waterjet:
North America	41%	41%	45%	42%
Asia	48%	48%	46%	47%
Other International	37%	37%	34%	34%
Other	17%	13%	9%	19%

Waterjet Total	38%	36%	36%	37%

Avure:
Food	18%	5%	15%	9%
North America Press	16%	20%	12%	16%
International Press	62%	84%	72%	69%

Avure Total	36%	45%	33%	38%

Consolidated Total	37%	39%	35%	37%

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross margin for the three and nine months ended January 31, 2005 amounted to $18.6 million or 37% of sales and $54.8 million or 35% of sales, respectively, as compared to gross margin of $16.3 million or 38% of sales and $45.3 million or 37% of sales in the prior year same periods, respectively. Generally, comparison of gross margin rates will vary period over period depending on the mix of sales, which includes special system, standard system and consumables sales. Gross margin rates on our systems sales are typically less than 45% as opposed to consumables sales which are in excess of 50%. On average, standard systems which are included in the North America, Asia and Other International Waterjet segments carry higher margins than the custom engineered systems, which are represented by the Other, Food, North America Press and International Press segments. In addition, gross margin as a percent of sales will vary amongst segments due to inter-company sales and the related inter-company transfer pricing.

Waterjet margins represented $15.7 million and $44.8 million of the overall consolidated margin or 38% and 36% of Waterjet sales for the three and nine months ended January 31, 2005, respectively. For the third quarter, we experienced increased margin dollars in all four waterjet segments, however margin percentages remained flat with the prior year third quarter except in the Other segment, where the margin percentage increased from 13% in the prior year to 17%, as a result of improved absorption of fixed overhead on increased production. For the nine months ended January 31, 2005, the Waterjet operations gross margin percentage decreased from 37% of sales in fiscal 2004 to 36% in fiscal 2005. The primary driver of this decrease was the 10% percentage point decrease in margins in the Other segment to 9% of sales in fiscal 2005. This weakness stems from a number of very low margin jobs built in the first six months of the year including several loss contracts which totaled $.8 million. We have consolidated the management of this division within the Other segment and the current contracts appear to be in line with historical gross margins in the automotive industry, between 15% and 25%. This weakness was partially offset by an improved margin percent in North America Waterjet related to increased sales.

Avure margins amounted to $2.9 million and $9.9 million of the overall consolidated margin or 36% and 33% of Avure sales for the three and nine months ended January 31, 2005, respectively. Food segment margin percentages improved for both the third quarter and year to date as the prior year periods included several strategic sales at almost a zero margin. These sales represented the initial sale of equipment into the Ready-to Eat meat industry to try and accelerate market adoption and the sale of a development project into the seafood industry that has other industry applications. The North America Press segment margin dollars have increased, however the margin percentage has decreased for both the three and nine months ended January 31, 2005 compared to the prior year periods. This is the result of a shift in product mix in fiscal 2005 towards equipment manufactured by the International Press segment, for which the margins recognized by North America Press are lower due to our inter-company transfer pricing policies. International Press segment margins decreased to 62% in the quarter ended January 31, 2005 compared to the prior year, but increased slightly on a year to date basis to 72%. The International Press margin is the result of gross profit on external sales and gross profit on inter-company sales. Our segment reporting excludes inter-company sales, but not the related margins. The decrease in International margin in the quarter ended January 31, 2005 is a result the decrease in external sales, plus the impact of the net decrease in inter-company production for both Food and North America Press. On a year to date basis however, inter-company production is up which has resulted in an increase in the International Press margin percentage to 72%. Gross margin percentages on similar type projects remain the same year over year.

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Marketing Expenses.

Our marketing expenses by segment for the periods noted below are summarized as follows:

	Three Months Ended January 31,				Nine Months Ended January 31,

	2005	2004	Difference	%	2005	2004	Difference	%
Marketing
Waterjet:
North America	3,883	2,174	1,709	79%	10,686	6,856	3,830	56%
Asia	945	806	139	17%	2,678	2,134	544	25%
Other International	2,180	1,878	302	16%	6,021	5,575	446	8%
Other	352	398	(46)	-12%	1,242	1,268	(26)	-2%

Waterjet Total	7,360	5,256	2,104	40%	20,627	15,833	4,794	30%

Avure:
Food	405	321	84	26%	1,054	1,111	(57)	-5%
North America Press	154	84	70	83%	468	349	119	34%
International Press	622	798	(176)	-22%	1,767	2,401	(634)	-26%

Avure Total	1,181	1,203	(22)	-2%	3,289	3,861	(572)	-15%

Consolidated Total	$8,541	$6,459	$2,082	32%	$23,916	$19,694	$4,222	21%

Marketing expenses increased $2.0 million or 31% and $4.2 million or 21% to $8.5 million and $23.9 million for the three and nine months ended January 31, 2005, respectively, as compared to the prior year same periods. All of this increase in the third quarter was recorded in the Waterjet operations. Of this $2.0 million increase, $1.7 million was recognized in our North America Waterjet segment due to increased expenses such as commissions, on higher sales, as well as increased marketing and advertising costs directed at increasing waterjet technology awareness. The increases in Asia and Other International Waterjet are commensurate with the percentage increase in sales, while the entities in our Other segment were able to hold dollar costs constant. Avure in total recorded a slight decrease in marketing expenses for the third quarter, with the primary reduction in Other International Press as a result of reduced sales. For the nine months ended January 31, 2005, Waterjet increased $4.8 million or 30% and Avure decreased $.6 million or 16% as compared to the prior year period. Similar to the third quarter, Waterjet experienced the increase in North America as a result of improved sales and the market awareness programs being put in place. Fiscal 2005 also includes over $.5 million in costs associated with the bi-annual International Manufacturing Technology Show held during the second quarter ended October 31, 2004. Asia and Other International Waterjet recorded cost increases in line with changes in sales and the Other segment held marketing costs constant. Within Avure, all of the decrease is attributable to International Press, due to both cost cutting and lower sales. Expressed as a percentage of revenue, consolidated marketing expenses were 17% and 15% for the three and the nine months ended January 31, 2005. This compares to 15% and 16% of sales for the prior year respective same periods.

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Research and Engineering Expenses.

Our research and engineering expenses by segment for the periods noted below are summarized as follows:

	Three Months Ended January 31,				Nine Months Ended January 31,

	2005	2004	Difference	%	2005	2004	Difference	%
Research and Engineering
Waterjet:
North America	990	1,365	(375)	-27%	3,068	3,804	(736)	-19%
Asia	96	72	24	33%	254	211	43	20%
Other International	187	190	(3)	-2%	536	605	(69)	-11%
Other	18	72	(54)	-75%	99	275	(176)	-64%

Waterjet Total	1,291	1,699	(408)	-24%	3,957	4,895	(938)	-19%
Avure:
Food	454	354	100	28%	1,270	1,174	96	8%
North America Press	0	0	-	-%	0	0	-	-%
International Press	426	848	(422)	-50%	1,450	2,721	(1,271)	-47%

Avure Total	880	1,202	(322)	-27%	2,720	3,895	(1,175)	-30%

Consolidated Total	$2,171	$2,901	$(730)	-25%	$6,677	$8,790	$(2,113)	-24%

Research and engineering expenses decreased $.8 million or 27% and $2.2 million or 25% for the three and nine months ended January 31, 2005, as compared to the prior year same periods. The third quarter decrease was split evenly between Waterjet and Avure. For the year to date period, Waterjet generated $.9 million of the decrease while Avure decreased $1.2 million. These decreases are related to the timing of research and development work, the increased use of engineers on revenue generating projects and continued cost cutting. Expressed as a percentage of revenue, research and engineering expenses were 4% for both the three and nine months ended January 31, 2005, as compared to 7% for both the three and nine months ended January 31, 2004.

General and Administrative Expenses.

Our general and administrative expenses by segment for the periods noted below are summarized as follows:

	Three Months Ended January 31,				Nine Months Ended January 31,

	2005	2004	Difference	%	2005	2004	Difference	%
General and Administrative
Waterjet:
North America	3,742	3,468	274	8%	10,393	8,994	1,399	16%
Asia	304	302	2	1%	896	813	83	10%
Other International	692	739	(47)	-6%	1,891	1,983	(92)	-5%
Other	557	430	127	30%	1,387	1,457	(70)	-5%

Waterjet Total	5,295	4,939	356	7%	14,567	13,247	1,320	10%
Avure:
Food	230	238	(8)	-3%	801	998	(197)	-20%
North America Press	201	150	51	34%	563	497	66	13%
International Press	991	564	427	76%	2,218	2,102	116	6%

Avure Total	1,422	952	470	49%	3,582	3,597	(15)	-%

Consolidated Total	$6,717	$5,891	$826	14%	$18,149	$16,844	$1,299	8%

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General and administrative expenses increased $826,00 or 14% and $1.3 million or 8% for the three and nine months ended January 31, 2005, as compared to the prior year same periods. The third quarter increase includes $.4 million in professional fees in North America Waterjet and $.4 million of increases in International Press. This increase in International Press is related to higher patent defense costs of $130,000 and higher variable compensation expense of $160,000. For the nine month period in fiscal 2005, the North America Waterjet segment accounts for $1.4 million of the $1.5 million increase in expense. This includes increased professional fees of $750,000 associated with patent litigation and our accounting restatement and an increase in incentive compensation accruals of $505,000. As a percent of sales, however, North America Waterjet general and administrative expenses decreased from 21% to 18%. Expressed as a percentage of revenue, consolidated general and administrative expenses were 13% and 12% for the three and nine months ended January 31, 2005, respectively, as compared to 13% and 14% for the three and nine months ended January 31, 2004, respectively.

Restructuring Expenses.    During the three and nine months ended January 31, 2005, we incurred $.2 million of severance benefits and facility exit costs in the Food segment. During the three and nine months ended January 31, 2004, we incurred $.7 million and $1.8 million of restructuring costs, respectively. These costs, which represent both severance and facility exit costs, were recognized in the Waterjet operations, primarily in Other International and Other Waterjet.

Financial Consulting Expenses.    During the three and nine months ended January 31, 2005, we incurred $0 and $.6 million, respectively, of financial consulting costs. For the three and nine months ended January 31, 2004 we incurred $.7 million and $1.9 million, respectively, of similar costs associated with refinancing attempts in fiscal 2004.

Operating Income (Loss).

Our operating income (loss) by segment for the periods noted below are summarized as follows:

	Three Months Ended January 31,				Nine Months Ended January 31,

	2005	2004	Difference	%	2005	2004	Difference	%
Operating Income (Loss)
Waterjet:
North America	204	(1,876)	2,080	111%	1,215	(3,806)	5,021	-132%
Asia	1,462	1,232	230	19%	4,705	4,056	649	16%
Other International	(67)	(1,022)	955	93%	(385)	(1,970)	1,585	-80%
Other	132	(338)	470	139%	(469)	474	(943)	-199%

Waterjet Total	1,731	(2,004)	3,735	-186%	5,066	(1,246)	6,312	NM
Avure:
Food	(892)	(733)	(159)	22%	(1,992)	(2,567)	575	-22%
North America Press	(3)	(42)	39	-93%	273	(66)	339	NM
International Press	110	2,563	(2,453)	-96%	1,813	320	1,493	NM

Avure Total	(785)	1,788	(2,573)	-144%	94	(2,313)	2,407	-104%

Consolidated Total	$946	$(216)	$1,162	NM	$5,160	$(3,559)	$8,719	NM

NM =	Not Meaningful

Our operating income for the three months ended January 31, 2005 was $.9 million versus a $.2 million loss in the prior year period. For the nine months ended January 31, 2005, we recorded operating income of $5.2 million

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

as compared to an operating loss of $3.6 million for the nine months ended January 31, 2004. The reasons for the changes in operating profit or loss by segment have been described in the paragraphs above addressing changes in sales, gross margin and operating expenses.

Interest and Other Income (Expense), net.    Current interest expense, net increased to $3.7 million and $10.6 million for the three and nine months ended January 31, 2005, respectively. These net amounts included $32,000 and $88,000 of interest income for the three and nine months ended January 31, 2005, respectively. The fiscal 2005 interest expense, net increased $.8 million and $1 million for the three and nine months ended January 31, 2005, respectively, as compared to the prior year periods. This increase results from higher interest rates and increased fee amortization associated with the July 2004 amendments to both the senior and subordinated credit agreements, offset in part by a lower average debt balance outstanding. During the three and nine months ended January 31, 2005, we recorded Other (Expense) Income, net of $(.2) million and $1.1 million, respectively. This compares to Other Income, net of $4.2 million and $6.8 million in the prior year three and nine month periods, respectively. Other income in fiscal 2005 is comprised primarily of net foreign exchange gains and losses. Other income, net in fiscal 2004 includes a $2.6 million gain on the sale of investment securities held by the Company and net foreign exchange gains and losses.

The following table shows the amount of net realized and unrealized foreign exchange gains (losses) included in Other Income (Expense), net, in the accompanying Consolidated Statements of Operations:

(in thousands)	Three Months Ended January 31,		Nine Months Ended January 31,

	2005	2004	2005	2004
Realized Foreign Exchange Gains, Net	$1,428	$447	$2,993	$842
Unrealized Foreign Exchange Gains (Losses), Net	(1,673)	1,422	(1,838)	3,527

	$(245)	$1,869	$1,155	$4,369

Income Taxes.    For the three and nine months ended January 31, 2005 and 2004, the tax provision consists of current expense related to operations in foreign jurisdictions which are profitable primarily in Taiwan and Japan. In addition, operations in certain jurisdictions (principally Germany and the United States) reported net operating losses for which no tax benefit was recognized as it is more likely than not that such benefit will not be realized. During the fourth quarter of fiscal 2004, as a result of foreign asset collateral requirements and our amended credit agreements, we were no longer able to permanently defer foreign earnings and recorded a $1.9 million liability for withholding taxes payable on future repatriation of foreign earnings. We also recorded a U.S. tax liability of $6.7 million on foreign earnings which we have decided to no longer permanently defer. The total $6.7 million tax liability was offset by a reduction of the valuation allowance. In addition, we continue to assess our ability to realize our net deferred tax assets. Recognizing the continued losses generated during the quarter ended January 31, 2005 and in prior periods, we have determined it appropriate to continue to maintain a valuation allowance on our domestic net operating losses, certain foreign net operating losses and certain other deferred tax assets based on the expected reversal of both deferred tax assets and liabilities. The domestic net operating losses can be carried forward 20 years to offset domestic profits in future periods and expire in fiscal 2023 if not used. Our foreign net operating losses currently do not have an expiration date. We provided a full valuation allowance against the deferred tax assets associated with the losses recorded during the quarter ended January 31, 2005.

Net Loss.    Our consolidated net loss in the three months ended January 31, 2005 amounted to $3.5 million, or $.22 per basic and diluted loss per share as compared to a net loss of $.3 million, or $.02 basic and diluted loss per share in the prior year same period. For the year-to-date period, our consolidated net loss was $6.1 million or $.39 per basic and diluted loss per share as compared to a net loss of $7.9 million, or $.52 basic and diluted loss per share in the prior year same period.

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk during the nine months ended January 31, 2005. For additional information, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations as presented in the Form 10-K/A for the year ended April 30, 2004, as filed with the SEC.

Item 4. Controls and Procedures

a.	Assessment of Controls and Procedures

In December 2004, in connection with the restatement of our fiscal 2002, 2003 and 2004 financial statements, our independent registered public accounting firm reported to our Audit Committee two matters involving internal controls which our independent registered public accounting firm considered to be material weaknesses in our financial reporting process, as defined by the Public Company Accounting Oversight Board (“PCAOB”) in Auditing Standard No. 2. As defined by the PCAOB, a material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our management and Audit Committee agreed with the report and we responded to our independent registered public accounting firm on each matter raised in their report and agreed to address each of the deficiencies.

The material weaknesses identified by our independent registered public accounting firm were as follows:

•	Insufficient analysis, documentation and review of the consolidation of the financial statements of subsidiaries. Inadequate processes to ensure the accuracy of the reconciliation of inter-company accounts. Also, we must improve the consolidation process and controls surrounding adequate monitoring and oversight of the work performed by accounting and financial reporting personnel.

•	Insufficient staffing of the accounting and financial reporting function. The finance and accounting function requires additional personnel with appropriate skills and training to identify and address the application of technical accounting literature to our transactions and activities.

These deficiencies in both design and operational effectiveness helped lead to the restatement of fiscal years 2004, 2003 and 2002 and delays in the completion and filing of our July 31, 2004 and October 31, 2004 Form 10-Qs, as described in Note 2 to the Condensed Consolidated Financial Statements, as well as in our Form 10-K/A.

Our management and Audit Committee dedicated significant resources to assessing the underlying issues giving rise to the restatements. Management and the Audit Committee reviewed the inter-company account reconciliations, the oversight procedures related to the balancing of inter-company accounts and consolidation and the documentation and monitoring of compliance with the requirements of technical accounting pronouncements. The Audit Committee concluded that our accounting, financial reporting and internal control functions were not sufficient. Accordingly, management presented to the Audit Committee a plan to remedy the issues raised by our independent registered public accounting firm. Management and the Audit Committee are ensuring that proper steps have been and are being taken to improve our control environment and to ensure that we have assigned the highest priority to the correction of these deficiencies.

As of January 31, 2005, we have not completed all the necessary corrective actions to fully correct the material weaknesses described above, and accordingly our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of January 31, 2005, the end of the quarter covered by this report. However, we have put in place compensating procedures which allow us to affirm the reliability of our statements.

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Audit Committee and management remain committed to instilling strong control policies and procedures and will ensure that the ‘tone at the top’ is committed to accuracy and completeness in all financial reporting. In connection with the corrective actions, in addition to utilizing internal resources, the Audit Committee authorized the engagement of a third party financial consulting firm to assist in the detail reconciliation work as well as reviewing current processes and controls and providing assistance in the development of our prospective processes and controls over the inter-company reconciliation process. To date, our corrective actions have included the hiring of two additional accounting staff with appropriate skill levels in order to improve the reconciliation process and increase the oversight ability thereof. We still have one open additional position that has not yet been filled. Additionally, we have increased the level of the documentation surrounding the implementation of accounting rules, and we will perform periodic reviews of the appropriateness of accounting policies and related documentation. Our new controls and procedures are designed to ensure that the reconciliation and elimination of inter-company balances as part of the preparation of our consolidated financial statements, are in accordance with US GAAP, as well as to ensure the proper application of technical accounting literature in the preparation of our financial statements.

Specific initiatives that have been implemented with respect to remediating the identified control weaknesses include the following:

•	Employed two additional accounting staff

•	Continued training of staff on the application of technical accounting pronouncements, such as FAS 52, pronouncements applicable to financing transactions, and inter-company reconciliations

•	Created standardized reconciliation templates to assist in the reconciliation process

•	Created a quarterly review process of those reconciliations by the Chief Financial Officer

•	Developed a new standard template for completion of the Statement of Cash Flows

•	Modified our divisional monthly close checklist to help ensure complete and appropriate inter-company reconciliations

In addition, the Company is undertaking the following:

•	Prepare sufficient documentation to support our application of complex accounting standards

•	Adopt a policy of periodic review of existing accounting policies to ensure continued compliance

•	Increase review of adherence to corporate polices and procedures

While we have hired two additional corporate finance staff, we intend to hire at least one more for the corporate finance department. In addition, we will continue to monitor all divisions within the Company to determine if any additional staff beyond the current positions are needed.

Our Audit Committee will continually assess the progress and sufficiency of these initiatives and make adjustments as and when necessary. As of the date of this report, management believes that the plan we have implemented, when complete, will eliminate the material weaknesses in internal accounting control as described above. However, management and the Audit Committee do not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

limitations in all control systems, no evaluation of controls can provide absolute assurance that all control gaps and instances of fraud have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions.

b.	Changes in Controls and Procedures

There have been no changes in controls and procedures during the three months ended January 31, 2005, except as noted above.

FLOW INTERNATIONAL CORPORATION

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is party to various legal actions incident to the normal operations of its business, none of which is believed to be material to the financial condition, results of operations or cash flows of the Company. Please refer to Note 15 of the Notes to the Condensed Consolidated Financial Statements for a discussion of commitments and contingencies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have entered into a Consulting Agreement effective March 1, 2003 pursuant to which we have engaged Mr. Chrismon Nofsinger to provide executive coaching and organizational services. In partial consideration for such services, we issued 4,695 unregistered shares of our common stock to Mr. Nofsinger in December 2004. The issuance of shares to Mr. Nofsinger was exempt from registration under Section 4(2) of the Securities Act of 1933 because it was a transaction not involving a public offering.

Issuer Purchases of Equity Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

(a)	Exhibits –

3.1	Amendment to Articles of Incorporation of Flow International Corporation, as amended March 3, 2005

31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

FLOW INTERNATIONAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOW INTERNATIONAL CORPORATION

Date: March 22, 2005	/s/ Stephen R. Light
Stephen R. Light
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 22, 2005	/s/ Stephen D. Reichenbach
Stephen D. Reichenbach
Chief Financial Officer (Principal Financial Officer)