Form 10-K/A
period 2004-04-30
FLOW INTERNATIONAL CORP
filed 2005-04-06
CIK 713002

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(AMENDMENT No. 2)

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

EXPLANATORY NOTE: This Form 10-K/A is being filed for the purpose of re-filing the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 in Exhibits 31 to include the correct citations. In addition, we have re-filed the certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 in Exhibit 32. We have made no further changes to the previously filed Form 10-K/A.

Items in the Form 10-K/A amended by this Amendment No. 2 filing are:

Part IV:

Item 15	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

Except as described above, all other information is unchanged and reflects the disclosures made at the time of the filing of amendment number 1 on December 20, 2004 and this Form 10-K/A does not otherwise reflect events occurring after the filing of amendment number 1 or otherwise modify or update these disclosures. Accordingly, this Form 10-K/A should be read in conjunction with our filings with the Securities and Exchange Commission subsequent to the filing of the Form 10-K/A (Amendment No. 1).

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

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as a part of this report:

1.	Consolidated Financial Statements.

See Item 8 of Part II for a list of the Financial Statements filed as part of this report.

2.	Financial Statement Schedules.

See Item 8 of Part II for a list of the Financial Statement Schedules filed as part of this report.

3.	Exhibits. See subparagraph (c) below.

(b)	Reports on Form 8-K -

The Company filed a Form 8-K dated March 16, 2004 announcing that it had issued a press release posting third quarter fiscal 2004 results.

(c)	Exhibits.

Exhibit Number

3.1	Articles of Incorporation, filed with the state of Washington October 1, 1998. (Incorporated by reference to Exhibit 3.1 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 1999.)

3.2	By-Laws of Flow International Corporation. (Incorporated by reference to Exhibit 3.1 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 1999.)

4.1	Certificate of Designation of Series B Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 4.5 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 1990.)

4.2	Amended and Restated Rights Agreement dated as of September 1, 1999, between Flow International Corporation and ChaseMellon Shareholder Services, L.L.C. (Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated September 1, 1999.)

4.3	Warrant to Purchase Shares of Common Stock of Flow International Corporation. (Incorporated by reference to the registrant’s Current Report on Form 8-K dated June 12, 2001.)

10.1	Flow International Corporation 1987 Stock Option Plan for Nonemployee Directors, as amended. (Incorporated by reference to Exhibit 10.5 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 1994.)

10.2	Flow International Corporation 1995 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 2000.)

10.3	Flow International Corporation Voluntary Pension and Salary Deferral Plan and Trust Agreement, as amended and restated effective January 1, 2002. (Incorporated by reference to Exhibit 10.3 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 2003.)

10.4	Note Purchase Agreement dated as of April 30, 2001. (Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated June 12, 2001.)

10.5	Form of Change in Control Agreement. (Incorporated by reference to Exhibit 10.17 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 1996.)

Exhibit Number

10.6	First Amendment to Note Purchase Agreement dated October 31, 2001 among John Hancock Life Insurance Company, John Hancock Variable Life Insurance Company, Signature 4 Limited and Signature 5 L.P. and Flow International Corporation dated as of April 30, 2001. (Incorporated by reference to Exhibit 10.18 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 2002.)

10.7	Second Amendment to Note Purchase Agreement dated September 13, 2002 among John Hancock Life Insurance Company, John Hancock Variable Life Insurance Company, Signature 4 Limited and Signature 5 L.P. and Flow International Corporation dated as of April 30, 2001. (Incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002.)

10.8	Employment Agreement dated November 25, 2002 between Stephen R. Light and Flow International Corporation. (Incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2003.)

10.9	Second Amended and Restated Credit Agreement dated July 28, 2003 (Incorporated by reference to Exhibit 10.9 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 2003.)

10.10	Third Amendment to Note Purchase Agreement dated July 28, 2003 among John Hancock Life Insurance Company, John Hancock Variable Life Insurance Company, Signature 4 Limited and Signature 5 L.P. and Flow International Corporation. (Incorporated by reference to Exhibit 10.10 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 2003.)

10.11	Lease dated January 30, 2003 between Flow International and Property Reserve, Inc. (Incorporated by reference to Exhibit 10.11 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 2003.)

10.12	Amendments Number One, Two, and Three to the Second Amended and Restated Credit Agreement dated July 28, 2004 among Banc of America Strategic Solutions, Inc., U.S. Bank National Association, Keybank National Association, Bank of America, N.A., as agent for the lenders, and Flow International Corporation. (Incorporated by reference to Exhibit 10.12 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 2004.).

10.13	Fourth Amendment to Note Purchase Agreement dated July 28, 2004 among John Hancock Life Insurance Company, John Hancock Variable Life Insurance Company, Signature 4 Limited and Signature 5 L.P. and Flow International Corporation. (Incorporated by reference to Exhibit 10.13 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 2004.).

21.1	Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21.1 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 2004.).

23.1	Consent of Independent Registered Public Accounting Firm. (Incorporated by reference to Exhibit 23.1 to the registrant’s Annual Report Amendment No. 1 on Form 10-K/A for the year ended April 30, 2004.).

31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOW INTERNATIONAL CORPORATION
April 6, 2005
/S/ STEPHEN R. LIGHT
Stephen R. Light
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on this 6th day of April, 2005.

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