Form 10-Q/A
period 2004-07-31
FLOW INTERNATIONAL CORP
filed 2005-04-06
CIK 713002

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(AMENDMENT NO. 1)

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

EXPLANATORY NOTE: This Form 10-Q/A is being filed for the purpose of re-filing the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 in Exhibits 31 to include the correct citations. In addition, we have re-filed the certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 in Exhibit 32. We have made no further changes to the previously filed Form 10-Q.

Items in the Form 10-Q/A amended by this filing are:

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Except as described above, all other information is unchanged and reflects the disclosures made at the time of the original filing on December 29, 2004 and this Form 10-Q/A does not otherwise reflect events occurring after the original filing or otherwise modify or update these disclosures. Accordingly, this Form 10-Q/A should be read in conjunction with our filings with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

(a)	Exhibits –

10.1	Amendment Number Four to Second Amended and Restated Credit Agreement dated December 6, 2004 among Bank of America, N.A. and General Electric Capital Corporation (as successors by assignment from Banc of America Strategic Solutions, Inc., U.S. Bank N.A. and KeyBank N.A.) and Flow International Corporation (Incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004.)

10.2	Fifth Amendment to Note Purchase Agreement dated December 15, 2004 among Bank of America Securities LLC, as successor to John Hancock Life Insurance Company, John Hancock Variable Life Insurance Company, Signature 4 Limited and Signature 5 L.P., and Flow International Corporation (Incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004.)

31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

FLOW INTERNATIONAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOW INTERNATIONAL CORPORATION

Date: April 6, 2005	/s/ Stephen R. Light
Stephen R. Light
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 6, 2005	/s/ Stephen D. Reichenbach
Stephen D. Reichenbach
Chief Financial Officer (Principal Financial Officer)