Form 10-Q/A
period 2004-10-31
FLOW INTERNATIONAL CORP
filed 2005-04-06
CIK 713002

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

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Except as described above, all other information is unchanged and reflects the disclosures made at the time of the original filing on January 10, 2005 and this Form 10-Q/A does not otherwise reflect events occurring after the original filing or otherwise modify or update these disclosures. Accordingly, this Form 10-Q/A should be read in conjunction with our filings with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q.

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