Form 10-K
period 2005-04-30
FLOW INTERNATIONAL CORP
filed 2005-07-29
CIK 713002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2005

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

The aggregate market value of the registrant’s common equity held by nonaffiliates of the registrant based on the last sale price of such stock on October 31, 2004 (the last day of the registrant’s previously completed second quarter) was approximately $42,841,991.

The number of shares of common stock outstanding as of July 21, 2005 was 34,574,746 shares.

Documents Incorporated By Reference

Part I:	None

Part II:	None

Part III:	The information required by these Items of Part III are incorporated by reference from the Registrant’s definitive proxy statement which involves the election of directors and which will be filed with the Commission within 120 days after close of the fiscal year.

Item 10	Directors and Executive Officers of the Registrant

Item 11	Executive Compensation

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13	Certain Relationships and Related Transactions

Item 14	Principal Accountant Fees and Services

Part IV:	None

Safe Harbor Statement

Statements made in this Form 10-K that are not historical facts are forward-looking statements that involve risks and uncertainties. Forward-looking statements typically are identified by the use of such terms as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “plan” and similar words, although some forward-looking statements are expressed differently. You should be aware that our actual results could differ materially from those contained in any forward-looking statement due to a number of factors, which include, but are not limited to the following: the special risk factors and uncertainties set forth in this document; our striving to continue to improve our customer’s profitability through investment in the development of innovative products and services; our ability to absorb cyclical downturns through the flexibility of our UHP technology and market diversity; our confidence that we can continue to gain market share; governmental regulations, and consumer demand for higher quality, wholesome, and more natural convenience foods offer a long-term growth opportunity for the Fresher Under Pressure product line; our conclusion that waterjet technology is in the early adoption phase of its product life cycle; our ability to retain a technical lead over our competitors through non-patented proprietary trade secrets and know-how in UHP applications; the ability of our patents to act as a barrier to entry for competitors in the UHP technology field; increased market acceptance of waterjet cutting systems by the aerospace, automotive, and machine (Jobshop) industries will encourage other manufacturers, including those in other industries, to adopt waterjet solutions; our intent to contest Omax’s allegations; our belief that the estimated cost of probable legal claims resolutions will not have an adverse effect on our consolidated financial position; our belief that the appropriate action to remedy our material weakness is to hire additional accounting staff with appropriate levels of experience in order to improve the reconciliation process and increase the oversight ability thereof; our belief that our restructuring activities and related cost-cutting initiatives will reduce overall spending; our belief that the benefits of our restructuring activities will continue into fiscal 2006; our belief that our new control policies and procedures, when completed, will eliminate material weaknesses in our internal accounting controls; our intent to divest ourselves from our General Press operations; our expectation of a manufacturing agreement with the purchasers of any potentially divested businesses; spare parts sales will continue to increase as more systems are put into operation; expected severance and relocation costs; our belief that our existing cash and credit facilities at April 30, 2005 are adequate to fund our operations through April 30, 2006; our belief that compliance with covenants in the current senior credit agreement is achievable; our expectation that the funds necessary for capital expenditures will be generated internally and through available credit facilities; the strengthening of global economies; and global economic conditions and additional threatened terrorist attacks and responses thereto, including war. Additional information on these and other factors that could affect our financial results is set forth below. Finally, there may be other factors not mentioned above or included in our SEC filings that may cause our actual results to differ materially from those in any forward-looking statement. You should not place undue reliance on these forward-looking statements. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments, except as required by federal securities laws.

All references to fiscal years are references to our fiscal year end of April 30.

PART I

Item 1.    Business

We design, develop, manufacture, market, install and service ultrahigh-pressure, or UHP, water pumps and UHP water management systems. Our core competency is our UHP water pumps. Our UHP water pumps pressurize water from 40,000 to over 100,000 pounds per square inch (psi) and are integrated with water delivery systems so that water can be used to cut or clean material or pressurize food. Our products include both standard and specialized waterjet cutting and cleaning systems and the Fresher Under Pressure® food processing products. In addition to UHP water pumps and related systems, we provide non UHP automation and articulation systems, primarily to the automotive industry, and isostatic and flexform press systems which produce and strengthen advanced materials for the aerospace, automotive and medical industries.

Our mission is to provide the highest value product in the UHP water pump market. This requires our products to be of the highest reliability and provide our customers with a system which maximizes productivity and profitability. We are a developer of productivity technologies, and we continually focus on customer support. Our brand promise is to provide reliability, superior value, service and technology through products based on UHP water pump technology. We will strive to continue to improve our customers’ profitability through investment in the development of innovative products and services that expand our customers’ markets and increase their productivity.

Our UHP technology has three broad applications: cutting, cleaning and Fresher Under Pressure or food processing. In cutting and cleaning applications the ultrahigh-pressure created by our pumps is released through a small orifice to create a jet of water. In Fresher Under Pressure, we utilize “contained” pressure. Food is put into a pressure vessel and UHP water is pumped into the vessel. This pressure is used to kill both spoilage bacteria and pathogens in the food.

The primary application of our UHP water pumps is cutting. In cutting applications, pressures from 50,000 to 87,000 psi, create a thin stream of water traveling at three or more times the speed of sound which can cut both metallic and nonmetallic materials for many industries, including aerospace, automotive, disposable products, food, glass, job shop, sign, metal cutting, marble, tile and other stone cutting, and paper slitting and trimming. Waterjet cutting is recognized as a more flexible alternative to traditional cutting methods such as lasers, saws or plasma. It is often faster, has greater versatility in the types of products it can cut and eliminates the need for secondary processing operations. We also manufacture a product line used in waterjet cleaning, where pressures in the range of 40,000 to 55,000 psi, are used in industrial cleaning, surface preparation, construction, and petro-chemical and oil field applications. In food pressurization applications pressures of between 87,000 to 100,000 psi, are used for our Fresher Under Pressure food processing technology to provide food safety, quality and productivity enhancements for food producers.

We analyze our business based on the utilization of UHP, either as released pressure or contained pressure, as follows: Flow Waterjet Systems, or Waterjet, for released pressure applications and Avure Technologies Incorporated, or Avure, for contained pressure applications. In addition to the cutting and cleaning operations, the Waterjet operation also includes the automotive and articulation applications while Avure includes the Fresher Under Pressure technology, as well as the General Press, operations.

Products and Services

We provide UHP systems and related products and services to our target markets: aerospace, automotive, food, job shops, pulp and paper and surface preparation. As previously described, we divide our business into its two UHP operations: Waterjet and Avure, representing the applications of released pressure and contained pressure, respectively.

Waterjet:

The Waterjet operation is comprised of the following segments: North America Waterjet, Asia Waterjet, Other International Waterjet and Other. The Other segment includes the sales of systems for automotive and articulation for non UHP applications.

Systems -

We offer a variety of UHP products, including both waterjet cutting and cleaning systems, as well as accessories and related robotic articulation equipment. UHP water pumps, as well as the related water management systems, are the core components of our technology. We utilize two different technologies to create the water pressure: intensifier and direct drive. In cutting applications a UHP pump pressurizes water up to 87,000 psi and forces it through a small orifice, generating a high-velocity stream of water traveling in excess of 3,000 feet per second. In order to cut metallic and other hard materials, an abrasive substance, usually garnet, is added to the waterjet stream creating an abrasivejet. Abrasivejets cut without heat, cause no metallurgical changes, and leave a high-quality edge that usually requires no secondary operation. In addition to our intensifier pumps which pressurize water up to 87,000 psi, we offer our unique and patented direct drive pressure-compensated pumps which pressurize water up to 55,000 psi utilizing triplex piston technology.

A UHP system consists of a UHP intensifier or direct drive pump and one or more waterjet cutting or cleaning heads with the necessary robotics, motion control and automation systems. We have sold UHP waterjet cutting and cleaning systems worldwide. Our cutting systems may also combine waterjet with other applications such as conventional machining, pick and place handling, inspection, assembly, and other automated processes. Our waterjet systems are also used in industrial cleaning applications such as paint removal, surface preparation, factory and industrial cleaning, ship hull preparation, and heat exchanger cleaning.

Our sales are affected by worldwide economic changes. However, we believe that the productivity enhancing nature of our UHP technology and the diversity of our markets enable us to absorb cyclical downturns with less impact than conventional machine tool manufacturers, and we are confident that we can continue to gain market share in the machine cutting tool market. Waterjet systems represented 71% of waterjet revenues in fiscal 2005.

Consumable Parts and Services -

Consumables represent parts used by the pump and cutting head during operation, such as seals, orifices and garnet. Every pump we sell will require consumables to operate, and the sale of consumables is a significant part of our revenues. Many of these consumable or spare parts are proprietary in nature and are patent protected. We also sell various tools and accessories which incorporate UHP technology, as well as aftermarket consumable parts and service for our products. Consumable parts and services represented 29% of waterjet revenues in fiscal 2005.

Avure:

Avure has two primary product lines, food processing and General Press and is comprised of the Food, North America Press and International Press segments.

Fresher Under Pressure -

Our proprietary UHP water pump and pressure vessel technology is utilized by our customers for food processing and is marketed as Fresher Under Pressure. Our UHP technology exposes foods to pressures from 50,000 to over 100,000 psi for a short time, reducing food-borne pathogens such as Camplyobacter, E. coli, Listeria monocytogenes, Salmonella and Vibro vulnificus. While conventional thermal and chemical preservation methods can ensure safety and longevity, they have a negative impact on fresh foods’ nutrition and sensory qualities such as flavor, color and texture. Avure’s technology, which uses UHP to destroy bacteria and other microorganisms found in food without using high temperatures or chemical additives, has minimal effects on the nutrition, taste, texture, or color of food and extends the shelf life of the food. UHP technology addresses: the increasing demand in the U.S. for a post packaging, terminal pasteurization-like step (e.g. packaged ready-to-eat meats); the demand for high quality, minimally processed foods (e.g. fresh guacamole and salsas); and the demand to utilize the productivity enhancing capabilities of UHP in food processing (e.g. shellfish). Our UHP technology can provide benefits to an array of food products including fruits, vegetables, seafood, processed meats and ready-to-eat meals. Governmental regulations, which took effect in October 2003, regarding food processor disclosure of safety methods utilized in the manufacturing process, as well as consumer demand for higher quality, wholesome and more natural convenience foods, offer a long-term growth opportunity for the Fresher Under Pressure product line. Our technology is also used in food applications where UHP provides some other benefit, such as shucking shellfish.

General Press -

Our isostatic press systems use large pressure vessels, similar to those used for food processing, ranging from 25 to 35 feet in height and weighing between 50 and 200 tons to apply a combination of heat and pressure to form and strengthen advanced materials for the aerospace, automotive and medical industries. These systems, however, do not use UHP water; they typically use pressurized oil or an inert gas. Examples of customary applications include jet engine components, automotive parts, high performance ceramics and hip joints. Our flexform presses are used to form sheet metal for flexible and cost-effective prototyping and low volume production of structural items, panels and engine components. Our General Presses offer several advantages over other methods for forming metal and composite parts. Isostatic presses produce lighter weight, higher strength parts that have a better metal consistency, density and uniformity as compared to forged or cast parts. Flexform presses allow for cost-effective production, lower tooling costs, flexibility and shorter lead times.

Marketing and Sales

We market and sell our products worldwide through our headquarters in Kent, Washington (a suburb of Seattle) and through subsidiaries, divisions and joint ventures located in Columbus, Ohio; Wixom, Michigan; Jeffersonville, Indiana; Birmingham, England; Bretten, Germany; Burlington and Windsor, Canada; Hsinchu, Taiwan; Shanghai and Beijing, China; Incheon, Korea; Sao Paulo, Brazil; Buenos Aires, Argentina; Lyon, France; Milan, Italy; Madrid, Spain; Yokohama, Nagoya and Tokyo, Japan and Västerås, Sweden. We sell directly to customers in North and South America, Europe, and Asia, and have distributors or agents covering most other countries. No single customer accounted for 10% or more of our revenues during any of the three years ended April 30, 2005.

In late fiscal 2004, we conducted an internal study of our installed waterjet cutting systems and the potential sale opportunities of the market. Based on the significant market potential relative to the installed base, we concluded that waterjet technology is in the early adoption phase of its product life cycle. To increase waterjet awareness, we have focused our marketing efforts on specific target industries, applications and markets. Marketing efforts include increased presence at regional tradeshows, increased advertising in print media and other product placement and demonstration/educational events as well as an increase in domestic sales representation, including distributors. To enhance the effectiveness of sales efforts, our marketing staff and sales force gather detailed information on the applications and requirements in targeted market segments. We also utilize telemarketing and the internet to generate sales leads in addition to lead generation through tradeshows and print media,. This information is used to develop standardized and customized solutions using UHP and robotics technologies. We provide turnkey systems, including system design, specification, hardware and software integration, equipment testing and simulation, installation, start-up services, technical training and service.

We offer our spare parts and consumables through the internet at our Flowparts.com website and strive to ensure that we are able to ship a large number of parts within 24 hours to our customers.

Patents

We hold a large number of UHP technology and related systems patents. While we believe the patents we hold protect our intellectual property, we do not consider our business dependent on patent protection. In addition, we have over the years developed non-patented proprietary trade secrets and know-how in UHP applications and in the manufacture of these systems, which we believe allows us to retain a technical lead over our competitors.

We believe the patents we hold and have in process, along with the proprietary application and manufacturing know-how, act as a barrier to entry for other competitors who may seek to provide UHP technology.

See “Legal Proceedings” below for a discussion of certain pending patent litigation.

Backlog

At April 30, 2005, our backlog was $64.4 million compared to the April 30, 2004 backlog of $47.1 million. Generally our products, exclusive of the aerospace and Avure product lines, which account for $42.4 million of the backlog, can be shipped within a four to 16 week period. The aerospace and Avure systems typically have lead times of six to 18 months. Our North American standard waterjet backlog increased $6.2 million over the prior year to $13.9 million. The changes in our backlog are not necessarily indicative of comparable variations in sales or earnings. The April 30, 2005 backlog represented 29% of our trailing twelve months sales. The unit sales price for most of our products and services is relatively high (typically ranging from tens of thousands to millions of dollars) and individual orders can involve the delivery of several hundred thousand dollars of products or services at one time. Furthermore, some items in backlog can be shipped more quickly than others, some have higher profit margins than others, and some may be cancelled by customers.

Competition—Waterjet

Waterjet technology has been developed to provide manufacturers with an alternative to traditional cutting or cleaning methods, which utilize lasers, saws, knives, shears, plasma, routers, drills and abrasive blasting techniques. Many of the companies that provide these competing methods are larger and better funded than Flow. Within the manufacturing setting, several firms, including Flow, have developed tools for cleaning and cutting based on waterjet technology.

Waterjet cutting systems offer manufacturers many advantages over traditional cutting machines including an ability to cut in any direction, faster throughput times, minimal impact on the material being cut and a continuously expanding range of applications. These factors, in addition to the elimination of secondary processing in most circumstances, enhance the manufacturing productivity of our systems.

We believe increased market acceptance of waterjet cutting systems by the aerospace, automotive, and machining (job shop) industries will encourage other manufacturers, including those in other industries, to adopt waterjet solutions. We estimate the worldwide waterjet cutting systems market size at $350 million and the waterjet cleaning systems market at $335 million. The recent slowdown in many of the major world economies created a difficult operating environment for waterjet systems manufacturers, as new investments in infrastructure projects were curtailed and customers reduced capital expenditures. Low demand, coupled with price-based competition among waterjet manufacturers, caused many firms in the industry to restructure operations, lay off employees, and close plants.

We believe we are the leader in the global waterjet cutting systems market with a market share estimated at more than 40%. In North America, together with another supplier, we have a combined market share of approximately 75%. The remaining 25% of the market is divided among 10 firms. The European market is also highly concentrated, with the top three companies controlling 50% of the market. We compete in the high-end and mid-tier segments of the waterjet cutting market.

In addition, we sell spare parts and consumables. While we believe our on-time delivery and internet parts ordering web site combine for the best all around value for our customers, we do face competition from numerous other companies who sell replacement parts for our machines. While they generally offer a lower price, we believe the quality of our parts, coupled with our service, makes us the value leader in spares and consumables.

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

We believe we are a major competitor in the ultrahigh-pressure (equal to or greater than 40,000 psi) segment of the waterjet cleaning systems market with an estimated global market share of 27%. We have a significant share of the market in North and South America and Asia. We also have an opportunity to build share and grow our business in Europe where waterjet cleaning had not previously been a market priority for us.

The automobile and aerospace industry and other industries that rely heavily on assembly-based manufacturing processes are primary consumers of robotics systems equipment and services. Using waterjet and other suitable technologies such as laser, robotics systems manufacturers provide custom engineered robotic systems designed for material separation and removal. The market for robotic systems is concentrated among a few companies in the U.S. and Europe.

Competition—Avure

Pasteurization is the primary method used to help ensure that food is safe to eat. Avure’s Fresher Under Pressure represents a break-through technology which destroys harmful pathogens and increases shelf life while ensuring a safe, healthy product. There are other companies developing a similar UHP processing technology. To date, these companies have had little commercial success, and we believe our patents and know-how make us the world leader in this technology. There are also other technologies being developed for food safety, including irradiation and ultra-violet light. Of the alternative technologies, irradiation is the most developed. The primary target market for irradiation is the raw meat industry, while Avure is targeting the ready-to-eat meat market, i.e., sliced deli meats, etc., as well as the premium food market, such as fresh fruits and vegetables.

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

Research and Engineering

We have devoted between 4% and 9% of revenues to research and engineering during each of the three years ended April 30, 2005. Research and engineering expenses were $9.7 million, $10.7 million, and $13.5 million, in fiscal 2005, 2004 and 2003, respectively. While we will continue a robust research and engineering program to maintain our technological leadership position through development of new products and applications, as well as enhancement of our current product lines, a more focused effort has allowed us to decrease our research and engineering expenses as a percent of revenue to 4% for the fiscal year ended April 30, 2005.

Employees

As of April 30, 2005, we employed 776 full time and 30 part time personnel. We are not a party to any material collective bargaining agreements.

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

Item 2.    Properties

Our headquarters and primary manufacturing facilities are located in a leased facility in Kent, Washington. We also manufacture product in Wixom, Michigan; Jeffersonville, Indiana; Columbus, Ohio; Burlington, Canada; Hsinchu, Taiwan and Västerås, Sweden. We sell products through all of these locations, in addition to sales offices located in Bretten, Germany; Birmingham, England; Milan, Italy; Madrid, Spain; Lyon, France; Yokohama, Nagoya and Tokyo, Japan; Shanghai and QuangChou and Beijing, China; Incheon, Korea; Sao Paulo, Brazil; and Buenos Aires; Argentina.

All of our facilities are leased with the exception of our manufacturing facilities in Jeffersonville, Indiana and Hsinchu, Taiwan.

We believe that our facilities are suitable for our current operations and any increase in production in the near term will not require additional space.

Item 3.    Legal Proceedings

At any time, we may be involved in certain legal proceedings. As of April 30, 2005, we have accrued our estimate of the probable costs for the resolution of these claims. This estimate has been developed in consultation with outside legal counsel and is based upon an analysis of potential outcomes, assuming a combination of litigation and settlement strategies. We do not believe these proceedings will have a material adverse effect on our consolidated financial position. However, it is possible that future results of operations or cash flows for any particular quarterly or annual period could be materially affected by changes in our assumptions, or the effectiveness of our strategies, related to these proceedings. See Notes 1 and 14 of Notes to Consolidated Financial Statements for a description of our product liability claims and litigation.

Omax Corporation (“Omax”) filed suit against us on November 18, 2004. The case, Omax Corporation v. Flow International Corporation, United States District Court, Western Division at Seattle, Case No. CV04-2334, was filed in federal court in Seattle, Washington. The suit alleges that our products infringe Omax’s Patent Nos. 5,508,596 entitled “Motion Control with Precomputation” and 5,892,345 entitled “Motion Control for Quality in Jet Cutting.” The suit also seeks to have our Patent No. 6,766,216 entitled “Method and System for Automated Software Control of Waterjet Orientation Parameters” declared invalid, unenforceable and not infringed. Omax manufactures waterjet equipment that competes with our equipment. Both the Omax and our patents are directed at the software that controls operation of the waterjet equipment. Although the suit seeks damages of over $100 million, we believe Omax’s claims are without merit and we intend not only to contest Omax’s allegations of infringement but also to vigorously pursue our claims against Omax with regard to our own patent.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

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

	Fiscal Year 2005		Fiscal Year 2004
	High	Low	High	Low
First Quarter	$3.66	$2.15	$1.94	$1.13
Second Quarter	3.55	2.70	3.11	1.36
Third Quarter	3.18	2.71	4.11	2.40
Fourth Quarter	6.60	2.85	3.74	2.20

Holders of the Company’s Common Stock

There were 989 shareholders of record as of July 21, 2005.

Dividends

We have not paid dividends to common shareholders in the past. Our Board of Directors intends to retain future earnings, if any, to finance development and expansion of our business and reduce debt and does not expect to declare dividends to common shareholders in the near future. As of April 30, 2005, our financing agreements contained restrictions on our ability to pay dividends to our shareholders. These restrictions were eliminated by the credit agreement executed on July 11, 2005. See Note 9 to Consolidated Financial Statements for a description of the previous restrictions.

Recent Sales of Unregistered Securities

We have entered into a Consulting Agreement effective March 1, 2003 pursuant to which we have engaged Mr. Chrismon Nofsinger to provide executive coaching and organizational services. In partial consideration for such services, we issued 7,006 unregistered shares of our common stock to Mr. Nofsinger in April 2005. The issuance of shares to Mr. Nofsinger was exempt from registration under Section 4(2) of the Securities Act of 1933 because it was a transaction not involving a public offering.

Equity Compensation Plan Information

We have a shareholder-approved equity plan that enables the Compensation Committee of the Board of Directors to make awards of equity-based compensation, which we believe are an important tool to attract and retain key employees.

The table below provides information, as of the end of the most recently completed fiscal year, concerning securities authorized for issuance under current and former equity compensation plans.

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	1,907,003	$9.49	1,370,037
Equity compensation plans not approved by security holders (1)	100,000	—	69,202

Total	2,007,003	$9.49	1,439,239

(1)	30,798 shares of Common Stock have been issued to Mr. Chrismon Nofsinger pursuant to a Consulting Agreement effective March 1, 2003. Pursuant to the terms of the Consulting Agreement, Mr. Nofsinger has the right to receive shares of Common Stock in exchange for the provision of executive coaching and organizational services.

1987 Stock Option Plan for Nonemployee Directors (the “1987 Nonemployee Directors Plan”)

The 1987 Nonemployee Director Plan was approved in 1987 and provided for the automatic grant of nonqualified options for 10,000 shares our stock to a nonemployee director when initially elected or appointed, and the grant of 10,000 shares annually thereafter during the term of directorship. There are no further options being granted under this plan.

1991 Stock Option Plan (the “1991 SO Plan”)

The 1991 SO Plan was adopted in October 1991 and amended in August 1993. Incentive and nonqualified stock options up to 700,000 shares could be issued under this plan. There are no further options being granted under this plan.

1995 Long-Term Incentive Plan (the “1995 LTI Plan”)

The 1995 LTI Plan was adopted in August 1995 and amended in fiscal 2000 to increase the number of shares available for grant to 3,350,000. Under the 1995 LTI Plan, awards can be made to any board director, executive officer or employee of the Company. Awards can be made in the form of stock options, SARs or stock awards. The Compensation Committee of the Board of Directors administers the 1995 LTI Plan.

Issuer Purchases of Equity Securities

None.

Item 6.    Selected Financial Data

(In thousands, except per share amounts)	Year Ended April 30,
	2005	2004	2003(3)	2002(2)	2001 (unaudited)(1)
Income Statement Data:
Sales	$219,365	$177,609	$144,115	$176,890	$204,854
(Loss) Income Before Cumulative Effect of Change in Accounting Principle and Discontinued Operations	(10,797)	(12,048)	(69,464)	(8,244)	4,038
Net (Loss) Income	(10,797)	(11,522)	(69,987)	(7,853)	1,630
Basic (Loss) Earnings Per Share Before Cumulative Effect of Change in Accounting Principle and Discontinued Operations	(0.61)	(0.78)	(4.53)	(0.54)	0.27
Basic (Loss) Earnings Per Share	(0.61)	(0.75)	(4.56)	(0.52)	0.11
Diluted (Loss) Earnings Per Share Before Cumulative Effect of Change in Accounting Principle and Discontinued Operations	(0.61)	(0.78)	(4.53)	(0.54)	0.27
Diluted (Loss) Earnings Per Share	(0.61)	(0.75)	(4.56)	(0.52)	0.11

(In thousands)	As of April 30,
	2005	2004	2003	2002	2001 (unaudited)
Balance Sheet Data:
Working Capital	$8,013	$(9,060)	$(6,709)	$84,532	$91,750
Total Assets	131,334	135,071	147,701	208,674	209,309
Short-Term Debt	13,443	48,727	61,056	5,237	8,464
Long-Term Obligations, net	5,704	38,081	29,023	83,453	85,652
Shareholders’ Equity (Deficit)	37,732	(9,552)	4,872	71,054	68,755

(1)	The Statement of Operations for fiscal 2001 includes the adoption of SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”, as amended by SAB101A and 101B. We reflected this change in policy as a Cumulative Effect of Change in Accounting Principle.
(2)	The Statement of Operations for fiscal 2002 includes the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). See Note 1 to the Consolidated Financial Statements for the year ended April 30, 2005 for further discussion of the impact of this adoption.
(3)	The Statement of Operations for fiscal 2003 includes the impact of management’s launch of its restructuring program and resulting focus on cash generation. See the ‘Fiscal 2003 Comprehensive Financial Review’ at the end of the ‘Fiscal 2004 Compared to Fiscal 2003’ financial analysis in the Management’s Discussion and Analysis section for further discussion of the impact on our financial results.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Risk Factors and Uncertainties

We have incurred losses in recent years and we may be unable to achieve profitability.

Our net losses for each of the fiscal years ended April 30, 2003, 2004 and 2005 were $70.0 million, $11.5 million and $10.8 million, respectively. We believe our recently completed restructuring and related cost-cutting initiatives will reduce overall spending. If our restructuring efforts fail to adequately reduce costs, or if our sales are less than we project, we will continue to incur losses in future periods. Economic weakness in our served markets may adversely affect our ability to meet our sales projections.

Economic weakness in our served markets may adversely affect our financial results.

The products we sell are capital goods with individual system prices ranging from $150,000 to several million dollars. Many of our customers depend on long term financing from a financial institution to purchase our equipment. Economic weakness in the capital goods market and or a credit tightening by the banking industry would reduce our sales and accordingly affect our financial results.

If we fail to comply with our financing arrangements, our ability to continue operations would be impaired.

Under the Current Senior Credit Agreement (entered into on July 11, 2005), we are operating under a credit agreement with our senior lenders which expires July 8, 2008 and sets forth specific financial covenants to be attained on a quarterly basis. In addition, our agreement includes subjective acceleration clauses which permit the lenders to demand payment on the determination of a material adverse change in the business. In the event of default, the senior lenders may limit our access to borrow funds as needed. Our ability to continue operating is dependent on the senior lenders’ willingness to grant access to funds. If we are unable to obtain the necessary funds, our ability to continue operations would be seriously impaired unless we are able to obtain alternative financing from another source. In the event of a default, obtaining alternative financing may be difficult and may be at less favorable terms. We may be unable to achieve our projected operating results and maintain compliance with the loan covenants which would trigger an event of default with our Lenders. In an event of default, the Lenders would be in the position to exercise default remedies which include applying a default interest rate and acceleration of payment schedules for our outstanding debt. Our Lenders may pursue any number of plans to reduce the outstanding debt, including, in certain circumstances, a liquidation of some or all of our assets.

If our Form S-1 registration statement which will contain fiscal 2005 results, does not become effective by September 17, 2005 or becomes ineffective for more than 40 days, after having gone effective, we may be subject to significant financial penalties.

Under terms of a Registration Rights Agreement entered into on March 20, 2005, as part of a Private Investment in Public Equity transaction (“PIPE Transaction”), we are required to have the Form S-1, which registers the shares sold in the PIPE Transaction, to become effective no later that September 17, 2005. In addition, the registration statement cannot become ineffective for more than 40 days (not necessarily consecutive). If either of these events occur, then we will be subject to a cash penalty of up to $650,000 per month for each month the registration statement is not effective. Certain factors that could cause the registration statement to become or remain ineffective are not within our control.

If we are unable to retain the current members of our senior management team and other key personnel, our future success may be negatively impacted.

We may lose key management personnel and encounter difficulties replacing these positions. We may have to incur greater costs to attract replacement personnel.

Our inability to protect our intellectual property rights, or our possible infringement on the proprietary rights of others, and related litigation could be time consuming and costly.

We defend our intellectual property rights because unauthorized copying and sale of our proprietary equipment and consumables represents a loss of revenue to us. From time to time we also receive notices from others claiming we infringe their intellectual property rights. The number of these claims may grow in the future, and responding to these claims may require us to stop selling or to redesign affected products, or to pay damages. On November 18, 2004, Omax Corporation (“Omax”) filed suit against us alleging that our products infringe on Omax’s patents. The suit also seeks to have a specific patent we hold declared invalid. Although the suit seeks damages of over $100 million, we believe Omax’s claims are without merit and we intend not only to contest Omax’s allegations of infringement but also to vigorously pursue our claims against Omax with regard to our own patent. See Note 14 to Consolidated Financial Statements for further discussion of contingencies.

Fluctuations in our quarterly operating results may cause our stock price to decline and limit our shareholders’ ability to sell our common stock in the public market.

In the past, our operating results have fluctuated significantly from quarter to quarter and we expect them to continue to do so in the future due to a variety of factors, many of which are outside of our control. Our operating results may in some future quarter fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock could decline significantly. In addition to the risks disclosed elsewhere in this prospectus, factors outside of our control that have caused our quarterly operating results to fluctuate in the past and that may affect us in the future include:

•	fluctuations in general economic conditions;

•	demand for UHP pumps and UHP water management systems generally;

•	fluctuations in the capital budgets of customers; and

•	development of superior products and services by our competitors.

In addition, factors within our control, such as our ability to deliver equipment in a timely fashion, have caused our operating results to fluctuate in the past and may affect us similarly in the future.

The factors listed above may affect both our quarter-to-quarter operating results as well as our long-term success. Given the fluctuations in our operating results, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance or to determine any trend in our performance. Fluctuations in our quarterly operating results could cause the market price of and demand for our common stock to fluctuate substantially, which may limit your ability to sell our common stock on the public market.

We do business in industries that are cyclical, which may result in weakness in demand for our products.

Our products are sold in many industries, including machine tool, automotive and aerospace, that are highly cyclical. The machine tool industry, in particular from 1998 through 2003, experienced a significant decline in global demand. Cyclical weaknesses in the industries that we serve could lead to a reduced demand for our products.

We may be affected by rising costs or lack of availability of materials, which could negatively impact our operations.

We have experienced and may continue to experience significant increases in the costs of materials we use in the manufacture of our products, such as steel, and we may not be able to either achieve corresponding increases in the prices of our products or reduce manufacturing costs to offset these increases, or if we do increase prices, we may experience lower sales. Any of the foregoing may adversely affect our financial results.

If we cannot develop technological improvements to our products through continued research and engineering, our financial results may be adversely affected.

In order to maintain our position in the market, we need to continue to invest in research and engineering to improve our products and technologies and introduce new products and technologies. If we are unable to make such investment, if our research and development does not lead to new and/or improved products or technologies, or if we experience delays in the development or acceptance of new and/or improved products, our financial results will be adversely affected.

We have received notice of material weaknesses in internal controls. Consequently, there is more than a remote likelihood that a material misstatement of our financial statements will not be prevented or detected in the current or any future period. Additionally we may conclude that our system of internal controls under Section 404 of Sarbanes-Oxley is not effective.

In December 2004, in connection with the restatement of our fiscal 2002, 2003 and 2004 financial statements, our independent registered public accounting firm reported to our Audit Committee two matters involving internal controls which our independent registered public accounting firm considered to be material weaknesses in our financial reporting process, as defined by the Public Company Accounting Oversight Board (“PCAOB”) in Auditing Standard No. 2. As defined by the PCAOB, a material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management agrees and has responded to the Audit Committee and our independent registered public accounting firm and has addressed each matter raised in our independent registered public accounting firm’s report. As of April 30, 2005, we had begun but had not yet completed the remediation of these material weaknesses.

The material weaknesses identified by our independent registered public accounting firm were as follows:

•	Insufficient analysis, a documentation and review of the consolidation of the financial statements of subsidiaries. Inadequate processes to ensure the accuracy of the reconciliation of inter-company accounts. Also, we must improve the consolidation process and controls surrounding adequate monitoring and oversight of the work performed by accounting and financial reporting personnel.

•	Insufficient staffing of the accounting and financial reporting function. The financial and accounting function requires additional personnel with appropriate skills and training to identify and address the application of technical accounting literature of our transactions and activities.

An in-depth review of the remediation process to date, as well as the steps remaining, can be found in Item 9A. of this Form 10-K.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to assess the design and effectiveness of our internal control systems effective April 30, 2006. Our independent registered public accounting firm is required to render an attestation report on managements’ assessment and the effectiveness of our system of internal control over financial reporting. We must complete the documentation, evaluation and remediation of our systems of internal control. The costs associated with such compliance are likely to be substantial and will negatively impact our financial results. In addition, there is no assurance that we will be able to conclude that our systems are appropriately designed or effective, which could result in a material misstatement of the financial statements in the future and a decline in the stock price.

We have outstanding options and warrants that have the potential to dilute the return of our existing common shareholders and cause the price of our common stock to decline.

We grant stock options to our employees and other individuals. At April 30, 2005, we had options outstanding to purchase 2,030,221 shares of our common stock, at exercise prices ranging from $2.00 to $12.25 per share. In addition, we currently have outstanding 3,219,245 warrants, for which we are registering the resale of the underlying shares hereby. The exercise price of the warrants range from $.008 to $4.07 per share.

As a result of accounting regulations, which become applicable to us on May 1, 2006, requiring companies to expense stock options, our expenses will increase and our stock price may decline.

A number of publicly traded companies have recently announced that they will begin expensing stock option grants to employees. In addition, the Financial Accounting Standards Board (FASB) has adopted rule changes with an effective date as of the beginning of fiscal years beginning after June 15, 2005 requiring expensing of stock options. Currently we include such expenses on a pro forma basis in the notes to our financial statements in accordance with accounting principles generally accepted in the United States, but do not include stock option expense for employee options in our reported financial statements. This change in accounting standards will require us to expense stock options, and as a result our reported expenses may increase significantly.

Washington law and our charter documents may make an acquisition of us more difficult.

Provisions in Washington law and in our articles of incorporation, bylaws, and rights plan could make it more difficult for a third-party to acquire us, even if doing so would benefit our shareholders. These provisions:

•	Establish a classified board of directors so that not all members of our board are elected at one time;

•	Authorize the issuance of “blank check” preferred stock that could be issued by our board of directors (without shareholder approval) to increase the number of outstanding shares (including shares with special voting rights), each of which could hinder a takeover attempt;

•	Provide for a Preferred Share Rights Purchase Plan or “poison pill;”

•	Impose restrictions on certain transactions between a corporation and certain significant shareholders.

•	Provide that directors may be removed only at a special meeting of shareholders and provide that only directors may call a special meeting;

•	Require the affirmative approval of a merger, share exchange or sale of substantially all of the Corporation’s assets by 2/3 of the Corporation’s shares entitled to vote; and

•	Provide for 60 day advance notification for shareholder proposals and nominations at shareholder meetings.

Market risk exists in our operations from potential adverse changes in foreign exchange rates relative to the U.S. dollar in our foreign operations.

A significant portion of our sales take place outside of the United States, and we transact business in various foreign currencies, primarily the Canadian dollar, the Eurodollar, the Japanese yen, the New Taiwan dollar, and the Swedish Krona. In addition, our foreign divisions may have customer receivables and vendor obligations in currencies other than their local currency which exposes us to near-term and longer term currency fluctuation risks. The assets and liabilities of our foreign operations, with functional currencies other than the U.S. dollar, are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. Aggregate net foreign exchange gains included in the determination of net loss amounted to $531,000 for the year ended April 30, 2005. Based on our results for the year ended April 30, 2005 for our foreign subsidiaries, and based on the net position of foreign assets less liabilities, a near-term 10% appreciation or depreciation of the U.S. dollar in all currencies we operate could impact operating income by $1.2 million and other income (expense) by $3.7 million. Our financial position and cash flows could be similarly impacted.

Current year foreign sales have benefited from a weak U.S. dollar. If the dollar were to strengthen against certain foreign currencies, such as the euro and yen, our margins may be negatively affected.

A significant portion of our products sold outside the United States are manufactured domestically. The weaker U.S. dollar, relative to the local currency of many of the countries we sell into, has made our products less expensive, on a relative basis, when compared to locally manufactured products and products manufactured in certain other countries. As the U.S. dollar gains in value relative to these foreign currencies, our products will increase in cost to the customer relative to locally produced product and products manufactured in certain other countries, which could negatively impact sales.

Current Events

Current Senior Credit Agreement. Until April 28, 2005, our long-term financing consisted of a senior credit agreement (originally entered into on July 28, 2004) whose maturity date was August 1, 2005 (“Senior Credit Agreement”) and a subordinated debt agreement (“Subordinated Debt Agreement”). On April 28, 2005, we entered into a new senior debt agreement (“April Senior Credit Agreement”) for the purpose of being able to pay off the Subordinated Debt Agreement, which was done. The April Senior Credit Agreement also had a maturity date of August 1, 2005. On July 11, 2005, we entered into a new senior credit agreement, with a maturity date of July 8, 2008 (“Current Senior Credit Agreement”). At certain places in this report, we refer to “Senior Credit Arrangements” referring to one or more of the senior credit agreements when identification of a particular agreement is not important. The Current Senior Credit Agreement is a $30 million, three year agreement with Bank of America N.A. and U.S. Bank N.A. It bears interest at Bank of America’s prime rate (5.75% at April 30, 2005) or is linked to LIBOR plus a percentage depending on our leverage ratios, at our option. The agreement sets forth specific financial covenants to be attained on a quarterly basis, which we believe, based on our financial forecasts, are achievable. The financial covenants in the Current Senior Credit Agreement are less restrictive than in the earlier Senior Credit Arrangements.

Restructuring.    In fiscal 2005, we completed a plan intended to return us to profitability through reductions in headcount, consolidation of facilities and operations, and closure or divestiture of selected operations. We evaluated the workforce and skill levels necessary to satisfy the expected future requirements of the business. As a result, we implemented plans to eliminate redundant positions and realign and modify certain roles based on skill assessments. We recorded restructuring charges of $3.3 million and $239,000 for the years ended April 30, 2004 and 2005, respectively, which are shown in the table below (in thousands):

	Year Ended April 30, 2005	Year Ended April 30, 2004
Severance benefits	$120	$652
Facility exit costs	119	1,058
Inventory write-down	—	1,546

	$239	$3,256

These charges included employee severance related costs for approximately 50 individuals. The fiscal 2004 reductions in the global workforce were made across manufacturing, engineering and general and administrative functions. We have also recorded facility exit costs for the year ended April 30, 2004 primarily as a result of consolidating our two Kent facilities into one facility, vacating the manufacturing warehouse portion of our Flow Europe facility and reducing the space utilized in our Swedish manufacturing facility. In addition, we scrapped some obsolete parts, returned surplus parts to vendors and sold parts to third parties, in conjunction with the shutdown of our manufacturing operation in Europe and standardization of our product line. The fiscal 2005 restructuring related to employee reductions in the Food segment as well as closure of our Memphis sales office. See restructuring accrual information in Note 16 to Consolidated Financial Statements.

During the year ended April 30, 2005 and 2004, we incurred $.6 million and $1.5 million, respectively, of professional fees associated with the restructuring of our debt in July 2004 and July 2003, respectively. These costs were evaluated under EITF 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving—Debt Arrangements”, and as they were either expenses related to potential Senior Credit Arrangement with lenders that did not occur, or they related to expenses associated with our subordinated debt and did not result in an increase in the facility and accordingly they were expensed.

Avure.    The General Press operations, which consist of the North America Press and the International Press segments, as well as the non ultrahigh-pressure portion of the food business, which is included in the Food segment, are not considered core to our business and it is our intent to divest ourselves of these operations. However, there can be no assurance we will find a suitable buyer at an acceptable price. If we do divest these businesses, it is anticipated that we will enter into a manufacturing agreement to provide the purchaser with the ultrahigh-pressure pump components and related spare parts for the Fresher Under Pressure business. These segments do not meet the accounting criteria to be considered assets held for sale as of April 30, 2005 and accordingly the results of operations are shown as continuing operations and the related assets have not been reported as held for sale in our financial statements. Upon divestiture, we will record to the Statement of Operations the Cumulative Translation Adjustment of these operations which represent a $4.8 million credit at April 30, 2005.

Robotics Division.    In an effort to control costs and to focus on our core UHP waterjet systems, on June 2, 2005, we announced that we had expanded our strategic relationship with Motoman Inc., to deliver standard, pre-engineered robotic waterjet cutting solutions to the automotive industry. The relationship means that Motoman, Inc. will be the primary sales contact with the end user for standard systems and we will sell UHP pumps and parts to Motoman, Inc. to be integrated into the pre-engineered robotic cutting system. At the same time we announced that, in order to re-align our resources with this new strategic direction, our custom robotic waterjet cutting system manufacturing would be relocated from Wixom, Michigan to Burlington, Ontario. This closure is expected to be completed by the second quarter of fiscal 2006 with restructuring expenses of approximately $1,000,000. These expenses include severance payments for employees, exit expenses for the facility as well as logistical expenses for moving and disposing of equipment and assets.

We have also retained a broker to assist us in evaluating various opportunities for the Applications Group, our “Other” segment.

Operational and Financial

Operational Data as a Percentage of Sales

	Year Ended April 30,
	2005	2004	2003

Sales	100%	100%	100%

Cost of Sales	63%	63%	75%

Gross Margin	37%	37%	25%

Expenses:

Marketing	15%	16%	26%

Research & Engineering	4%	6%	9%

General & Administrative	12%	13%	16%

Restructuring Charges	—%	2%	—%

Financial Consulting Charges	1%	1%	—%

Impairment Charges	—%	—%	8%

	32%	38%	59%

Operating Income (Loss)	5%	(1)%	(34)%

Interest Expense	(9)%	(7)%	(8)%

Interest Income	—%	—%	1%

Other Income (Expense), net	—%	4%	2%

Loss Before Provision for Income Taxes	(4)%	(4)%	(39)%

Provision for Income Taxes	(1)%	(3)%	(9)%

Loss Before Discontinued Operations	(5)%	(7)%	(48)%

Discontinued Operations, Net of Tax	—%	1%	(1)%

Net Loss	(5)%	(6)%	(49)%

Operational Overview:

Dollars in thousands	Year ended April 30, 2005			Year ended April 30, 2004			Year ended April 30, 2003
	Waterjet	Avure	Consolidated	Waterjet	Avure	Consolidated	Waterjet	Avure	Consolidated
Sales	$172,966	$46,399	$219,365	$132,861	$44,748	$177,609	$121,833	$22,282	$144,115
Cost of Sales	107,324	31,212	138,536	83,604	28,778	112,382	88,620	19,454	108,074

Gross Margin	65,642	15,187	80,829	49,257	15,970	65,227	33,213	2,828	36,041
Operating Expenses	56,726	12,643	69,369	50,934	16,176	67,110	60,335	24,405	84,740

Operating (Loss) Income	$8,916	$2,544	$11,460	$(1,677)	$(206)	$(1,883)	$(27,122)	$(21,577)	$(48,699)

Sales Summary:

Dollars in thousands	Year ended April 30,			Year ended April 30,
	2005	2004	% Change	2004	2003	% Change
Operational breakdown:

Waterjet:
Systems	$122,129	$85,015	44%	$85,015	$76,346	11%
Consumable parts and services	50,837	47,846	6%	47,846	45,487	5%

Total	172,966	132,861	30%	132,861	121,833	9%

Avure:
Fresher Under Pressure	15,072	15,296	(1)%	15,296	4,851	215%
General Press	31,327	29,452	6%	29,452	17,431	69%

Total	46,399	44,748	4%	44,748	22,282	101%

	$219,365	$177,609	24%	$177,609	$144,115	23%

Geographic breakdown:
United States	$128,975	$92,799	39%	$92,799	$79,450	17%
Rest of Americas	19,468	17,751	10%	17,751	15,673	13%
Europe	45,417	46,557	(2)%	46,557	31,326	49%
Asia	25,505	20,502	24%	20,502	17,666	16%

	$219,365	$177,609	24%	$177,609	$144,115	23%

Results of Operations

We analyze our business based on the utilization of ultrahigh-pressure, either as released pressure or contained pressure. The released pressure portion of our UHP business which we call Waterjet, is comprised of the following segments: North America Waterjet, Asia Waterjet, Other International Waterjet and Other. The contained pressure operation which is what we call Avure, is made up of the Food, North America Press and International Press segments.

Fiscal 2005 Compared to Fiscal 2004

(Tabular amounts in thousands)

Sales.

Our sales by segment for the periods noted below is summarized as follows:

	2005	2004	Difference	%
Sales
Waterjet:
North America	$82,381	$59,044	$23,337	40%
Asia	25,505	20,502	5,003	24%
Other International	34,530	28,160	6,370	23%
Other	30,550	25,155	5,395	21%

Waterjet Total	172,966	132,861	40,105	30%

Avure:
Food	15,072	15,296	(224)	(1)%
North America Press	16,617	7,445	9,172	123%
International Press	14,710	22,007	(7,297)	(33)%

Avure Total	46,399	44,748	1,651	4%

Consolidated Total	$219,365	$177,609	$41,756	24%

Waterjet.    The Waterjet operation includes cutting and cleaning operations, which are focused on providing total solutions for the aerospace, automotive, job shop, surface preparation (cleaning) and paper industries. It is comprised of four reporting segments: North America Waterjet, Asia Waterjet, Other International Waterjet and Other. The North America, Asia and Other International Waterjet segments primarily represent sales of our standard cutting and cleaning systems throughout the world, as well as sales of our custom designed systems into the aerospace industry. The ‘Other’ segment represents sales of our automation and robotic waterjet cutting cells, as well as non-waterjet systems, which are sold primarily into the North American automotive industry. For the fiscal year ended April 30, 2005, we reported a $40.1 million, or 30%, increase in revenue to $173.0 million versus the prior year comparative period. All four segments reported an increase in revenue; however $23.3 million of the $40.1 million increase was recognized in our North America Waterjet segment. At the end of fiscal 2004, we believed the market awareness of waterjet technology was low and addressed this through an increase in marketing and tradeshow activity, including attendance at the bi-annual International Manufacturing Technology Show in early September 2004, as well as increasing the number of domestic waterjet cutting direct sales staff from 10 to 15, adding two machine tool distributors, acting as agents, and increasing domestic technical services staff from 12 to 24 persons. The growth in revenue in North America is a result of an increase in unit sales stemming from our increased sales and marketing activity. There were no significant price increases year over year, however a price increase of 4% on selected systems was implemented on February 1, 2005. Aerospace sales, which are also included in the North America segment, were $5.5 million, up $1.4 million (33%) from the prior year. The growth in our ‘Other’ segment results from improved non-waterjet automated robotic system demand in the domestic automotive industry. We have not increased our marketing and sales staff in this segment year over year. Our waterjets are experiencing growing acceptance in the marketplace because of their flexibility and superior machine performance.

Outside the U.S., Waterjet revenue growth was positively influenced by growth in Asia Waterjet sales which were $25.5 million, up $5.0 million or 24% for the year ended April 30, 2005. This increase was driven largely by sales in China where we experienced strong demand for shapecutting and cutting cell systems from a strengthening automotive industry.

Our Other International Waterjet segment represents primarily sales in Europe and South America. Revenues from our European operations have improved by $6.2 million (25%) for the year ended April 30, 2005 to $30.7 million. Market specific pricing including some price reductions, standardization of system offerings, improved delivery and a recovering European marketplace have helped to increase our European sales. Sales in South America of $3.8 million for the year ended April 30, 2005 were comparable to the respective prior year period. The economic conditions in the South America region make it difficult to increase sales. We are typically able to sell our products at higher prices outside the U.S. due to the costs of servicing these markets. As much of our product is manufactured in the U.S., the weakness of the U.S. dollar also has helped strengthen our foreign revenues.

We also analyze our Waterjet revenues by looking at system sales and consumable sales. Systems revenues for the year ended April 30, 2005 were $122.1 million, an increase of $37.1 million or 44%, compared to the prior year same period due to both strong domestic and global sales from recovering economic conditions. The majority, $21.4 million, of the increase was generated domestically. Consumables revenues recorded an increase of $3.0 million or 6% to $50.8 million for the year ended April 30, 2005. The majority of the increase in spares sales is domestic and is the result of the increasing number of operating systems, increasing sales of our proprietary productivity enhancing kits, improved parts availability, as well as increased customer acceptance of Flowparts.com, our easy-to-use internet order entry system. We believe that spare parts sales should continue to increase as more systems are put into operation.

Avure.    The Avure operation includes the Fresher Under Pressure technology (Food segment) as well as General Press operations (North America Press and International Press segments). These segments would be eliminated were we to sell Avure as described earlier. Revenue in the Avure operations is recorded on the percentage of completion basis. Fresher Under Pressure meets the increasing demand in the U.S. for a post packaging, terminal pasteurization-like step (e.g. packaged ready-to-eat meats); the demand for high quality, minimally processed foods (e.g. fresh guacamole and salsas); and the demand to utilize the productivity enhancing capabilities of UHP in food processing (e.g. shellfish shucking), while the General Press business manufactures systems that produce and strengthen advanced materials for the aerospace, automotive and medical industries. For the year ended April 30, 2005, sales for the Food segment decreased $.2 million or 1%.

General Press revenues vary from year to year due to the nature of its sales and production cycle. The sales and production cycle on a General Press can range from one to four years. As outlined in the table above, North American Press sales grew significantly in the year ended April 30, 2005 to $16.6 million as compared to the prior year period. This growth is the result of revenue recognized under two large contracts obtained in fiscal 2004 and manufactured in fiscal 2005.

International Press sales for the year ended April 30, 2005 decreased $7.3 million as compared to the prior year. The International Press sales are almost exclusively large contract sales in excess of $2 million per contract and accordingly revenue will vary depending on the number and stage of manufacture of these contracts.

Cost of Sales and Gross Margins.    Our gross margin by segment for the periods noted below is summarized as follows:

	2005	2004	Difference	%
Gross Margin
Waterjet:
North America	$38,018	$25,170	$12,848	51%
Asia	11,682	9,762	1,920	20%
Other International	12,034	9,890	2,144	22%
Other	3,908	4,435	(527)	(12)%

Waterjet Total	65,642	49,257	16,385	33%

Avure:
Food	2,185	1,788	397	22%
North America Press	2,124	1,109	1,015	92%
International Press	10,878	13,073	(2,195)	(17)%

Avure Total	15,187	15,970	(783)	(5)%

Consolidated Total	$80,829	$65,227	$15,602	24%

Our gross margin as a percent of sales by segment for the periods noted below is summarized as follows:

	2005	2004
Gross Margin Percentage
Waterjet:
North America	46%	43%
Asia	46%	48%
Other International	35%	35%
Other	13%	18%
Waterjet Total	38%	37%

Avure:
Food	14%	12%
North America Press	13%	15%
International Press	74%	59%
Avure Total	33%	36%
Consolidated Total	37%	37%

Gross margin for the year ended April 30, 2005 amounted to $80.8 million or 37% of sales as compared to gross margin of $65.2 million or 37% of sales in the prior year period. Generally, gross margin rates will vary period over period depending on the mix of sales, which includes special system, standard system and consumables sales. Gross margin rates on our systems sales are typically less than 45% as opposed to consumables sales which are in excess of 50%. On average, standard systems which are included in the North America, Asia and Other International Waterjet segments carry higher margins than the custom engineered systems, which are represented by the Other, Food, North America Press and International Press segments. In addition, gross margin as a percent of sales will vary amongst segments due to inter-company sales and the related inter-company transfer pricing.

For the year ended April 30, 2005, waterjet margins represented $65.6 million of the overall consolidated margin or 38% of Waterjet sales. The waterjet operations gross margin percentage increased one percentage point from 37% of sales in fiscal 2004. The increase in North American waterjet margins were offset in part by the decrease of five percentage points in the Other segment in fiscal 2005. This weakness stems from a number of very low margin contracts built in fiscal 2005, including several loss contracts which totaled $.8 million in losses. All loss contracts were non-waterjet related systems. We have consolidated the management of this division within the Other segment, and current contracts appear to be in line with historical gross margins in the automotive industry, between 15% and 25%.

Avure margins amounted to $15.2 million of the overall consolidated margin or 33% of Avure sales. Food segment margin percentages improved in the current year as the prior year included several strategic sales at almost a zero margin. These sales represented the initial sale of equipment into the Ready-to Eat meat industry made in an effort to try and accelerate market adoption and the sale of a development project into the seafood industry that has other industry applications. The North America Press segment margin dollars have increased; however, the margin percentage has decreased for the year ended April 30, 2005 compared to the prior year period. This is the result of a shift in product mix in fiscal 2005 towards equipment manufactured by the International Press segment, for which the margins recognized by North America Press are lower due to our inter-company transfer pricing policies. The International Press margin is the result of gross profit on external sales and gross profit on inter-company sales. Our segment reporting excludes inter-company sales, but not the related margins. For fiscal 2005, inter-company production is up which has resulted in an increase in the International Press margin percentage to 74%. Gross margin percentages on similar type projects remain the same year over year.

Marketing Expenses.    Our marketing expenses by segment for the periods noted below are summarized as follows:

	2005	2004	Difference	%
Marketing
Waterjet:
North America	$14,042	$10,109	$3,933	39%
Asia	3,704	3,022	682	23%
Other International	8,161	7,750	411	5%
Other	1,789	1,822	(33)	(2)%

Waterjet Total	27,696	22,703	4,993	22%

Avure:
Food	1,324	1,658	(334)	(20)%
North America Press	602	499	103	21%
International Press	2,410	3,562	(1,152)	(32)%

Avure Total	4,336	5,719	(1,383)	(24)%

Consolidated Total	$32,032	$28,422	$3,610	13%

Marketing expenses increased $3.6 million or 13% to $32.0 million for the year ended April 30, 2005 as compared to the prior year period. Waterjet increased $5.0 million or 22% and Avure decreased $1.4 million or 24% as compared to the prior year period. The Waterjet increase in North America was the result of improved sales and the market awareness programs. Fiscal 2005 also includes over $.5 million in costs associated with the bi-annual International Manufacturing Technology Show held during the second quarter ended October 31, 2004. Asia and Other International Waterjet recorded cost increases in line with changes in sales and the Other segment held marketing costs constant. Within Avure, the majority of the decrease is attributable to International Press, due to both cost cutting and lower sales. Expressed as a percentage of sales, consolidated marketing expenses were 15% for fiscal 2005, as compares to 16% of sales for fiscal 2004.

Research and Engineering Expenses.    Our research and engineering expenses by segment for the periods noted below are summarized as follows:

	2005	2004	Difference	%
Research and Engineering
Waterjet:
North America	$4,808	$4,082	$726	18%
Asia	348	295	53	18%
Other International	712	737	(25)	(3)%
Other	224	337	(113)	(34)%

Waterjet Total	6,092	5,451	641	12%

Avure:
Food	1,685	1,583	102	6%
North America Press	—	—	—	—%
International Press	1,915	3,617	(1,702)	(47)%

Avure Total	3,600	5,200	(1,600)	(31)%

Consolidated Total	$9,692	$10,651	$(959)	(9)%

Research and engineering expenses decreased $1.0 million or 9% for fiscal 2005 as compared to fiscal 2004. Waterjet expenses were up slightly associated with our aerospace programs, while Avure decreased $1.6 million. The overall decreases were related to the timing of research and development work, the increased use of engineers on revenue generating projects and continued cost cutting across most segments. Expressed as a percentage of revenue, research and engineering expenses were 4% in fiscal 2005, as compared to 6% in fiscal 2004.

General and Administrative Expenses.    Our general and administrative expenses by segment for the periods noted below are summarized as follows:

	2005	2004	Difference	%
General and Administrative
Waterjet:
North America	$16,431	$12,767	$3,664	29%
Asia	1,381	1,146	235	21%
Other International	2,653	3,064	(411)	(13)%
Other	1,850	1,842	8	—%

Waterjet Total	22,315	18,819	3,496	19%

Avure:
Food	1,075	1,245	(170)	(14)%
North America Press	716	601	115	19%
International Press	2,677	2,596	81	3%

Avure Total	4,468	4,442	26	1%

Consolidated Total	$26,783	$23,261	$3,522	15%

General and administrative expenses increased $3.5 million or 15% for the year ended April 30, 2005, as compared to the prior year. The North America Waterjet segment increased $3.7 million. This includes increased professional fees of $900,000 associated with patent litigation, $600,000 for increased audit fees and Sarbanes Oxley consulting fees, increased incentive compensation of $1.3 million and increased labor and miscellaneous other costs associated with strengthening key corporate functions of $900,000. As a percent of sales, however, North America Waterjet general and administrative expenses decreased from 22% to 20% in fiscal 2005. Expressed as a percentage of revenue, consolidated general and administrative expenses were 12% in fiscal 2004 as compared to 13% for the prior year period.

Restructuring Charges.    During fiscal 2005, we incurred $.2 million of severance benefits and facility exit costs in the Food segment. During fiscal 2004, we incurred $3.3 million of restructuring-related costs, including severance, lease termination and inventory related charges, primarily in the U.S., Germany and Sweden. The most significant parts of this total being incurred in the North America Waterjet segment, $1.1 million, Other International Waterjet, $1.3 million and International Press, $.8 million.

The following table summarizes accrued restructuring activity for fiscal 2004 and 2005 (in thousands):

	North America Waterjet		Other International Waterjet			Other Waterjet	Food		International Press		Consolidated
	Facility Exit Costs	Other	Severance Benefits	Facility Exit Costs	Other	Severance Benefits	Severance Benefits	Facility Exit Costs	Severance Benefits	Facility Exit Costs	Severance Benefits	Facility Exit Costs	Other	Total
Q1 restructuring charge	$—	$—	$248	$—	$—	$—	$—	$—	$—	$—	$248	$—	$—	$248
Q1 cash payments	—	—	(128)	—	—	—	—	—	—	—	(128)	—	—	(128)

Balance, July 31, 2003	—	—	120	—	—	—	—	—	—	—	120	—	—	120
Q2 restructuring charge	—	178	(120)	105	302	—	—	—	201	191	81	296	480	857
Q2 cash payments	—	(178)	—	—	(47)	—	—	—	—	—	—	—	(225)	(225)
Q2 charge-offs	—	—	—	—	(255)	—	—	—	—	—	—	—	(255)	(255)

Balance, October 31, 2003	—	—	—	105	—	—	—	—	201	191	201	296	—	497
Q3 restructuring charge	407	170	—	85	484	89	—	—	—	—	89	492	654	1,235
Q3 cash payments	(270)	(160)	—	(14)	—	—	—	—	(121)	—	(121)	(284)	(160)	(565)
Q3 charge-offs	—	(10)	—	(85)	(484)	—	—	—	—	—	—	(85)	(494)	(579)

Balance, January 31, 2004	137	—	—	91	—	89	—	—	80	191	169	419	—	588
Q4 restructuring charge	15	412	—	255	—	—	—	—	234	—	234	270	412	916
Q4 cash payments	(13)	(126)	—	(13)	—	(89)	—	—	(70)	—	(159)	(26)	(126)	(311)
Q4 charge-offs	—	(286)	—	—	—	—	—	—	—	—	—	—	(286)	(286)

Balance, April 30, 2004	139	—	—	333	—	—	—	—	244	191	244	663	—	907
Q1 restructuring charge	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Q1 cash payments	(9)	—	—	(4)	—	—	—	—	(68)	(3)	(68)	(16)	—	(84)

Balance, July 31, 2004	130	—	—	329	—	—	—	—	176	188	176	647	—	823
Q2 restructuring charge	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Q2 cash payments	(9)	—	—	(4)	—	—	—	—	(64)	(3)	(64)	(16)	—	(80)

Balance, October 31, 2004	121	—	—	325	—	—	—	—	112	185	112	631	—	743
Q3 restructuring charge		—	—	—	—	—	120	119		—	120	119	—	239
Q3 cash payments	(9)	—	—	(10)	—	—	(17)	(39)	(39)	(3)	(56)	(61)	—	(117)

Balance, January 31, 2005	112	—	—	315	—	—	103	80	73	182	176	689	—	865
Q4 restructuring charge		—	—	—	—	—	—	—		—	—	—	—	—
Q4 cash payments	(9)	—	—	(31)	—	—	(50)	(17)	(39)	(3)	(89)	(60)	—	(149)

Balance, April 30 2005	$103	$—	$—	$284	$—	$—	$53	$63	$34	$179	$87	$629	$—	$716

Financial Consulting Charges.    During the years ended April 30, 2005 and 2004, we incurred $.6 million and $1.5 million, respectively, of professional fees associated with the restructuring of our debt in July 2004 and July 2003, respectively. These costs were either expenses related to potential Senior Credit Arrangements with lenders that did not occur, or they related to expenses associated with our subordinated debt and did not result in an increase in the facility, accordingly, they were expensed.

Operating Income (Loss).    Our operating income (loss) by segment for the periods noted below are summarized as follows:

	2005	2004	Difference	%
Operating Income (Loss)
Waterjet:
North America	2,114	(4,390)	6,504	NM
Asia	6,249	5,299	950	18%
Other International	508	(2,921)	3,429	NM
Other	45	335	(290)	(87)%

Waterjet Total	8,916	(1,677)	10,593	NM

Avure:
Food	(2,138)	(2,887)	749	26%
North America Press	806	9	797	NM
International Press	3,876	2,672	1,204	45%

Avure Total	2,544	(206)	2,750	NM

Consolidated Total	$11,460	$(1,883)	$13,343	NM

NM = Not Meaningful

Our operating income for the year ended April 30, 2005 was $11.5 million as compared to an operating loss of $1.9 million for the year ended April 30, 2004. The reasons for the changes in operating profit or loss by segment have been described in the paragraphs above addressing changes in sales, gross margin and operating expenses.

Interest and Other Income (Expense), net.    Interest expense increased to $20.0 million for the year ended April 30, 2005, a $6.8 million increase as compared to the prior year. This increase includes the write-off of debt discount of $4.0 million associated with the pay-off of our subordinated debt, $1.6 million in write off of capitalized loan costs under EITF 98-14 “Debtor’s Accounting for Changes in Line-of Credit or Revolving-Debt Arrangements” (“EITF 98-14”) and $1 million related to the expensing of anti-dilution warrants provided to lenders whose underlying debt was retired in April 2005 under EITF 98-14. During fiscal 2005, we recorded Other Expense, net of $.1 million as outlined below. This compares to Other Income, net of $7.8 million in the prior year period. Other income, net in fiscal 2004 includes a $2.6 million gain on the sale of investment securities we held and net foreign exchange gains and losses.

The following table shows the detail of Other Income (Expense), net, in the accompanying Consolidated Statements of Operations:

	2005	2004
Net realized foreign exchange gains	$1,359	$2,155
Net unrealized foreign exchange (losses) gains	(827)	2,827
Realized gain on sale of equity securities	—	2,618
Minority interest in joint venture	(423)	(35)
Other	(190)	252

Total	$(81)	$7,817

Income Taxes.    The fiscal 2005 and 2004 tax provision consists of current expense related to operations in foreign jurisdictions which are profitable, primarily in Taiwan and Japan. In addition, operations in certain jurisdictions (principally Germany and the United States) reported net operating losses for which no tax benefit was recognized as it is more likely than not that such benefit will not be realized. During the fourth quarter of fiscal 2004, as a result of foreign asset collateral requirements and our amended credit agreements, we were no longer able to permanently defer foreign earnings and recorded a $1.9 million liability for withholding taxes payable on future repatriation of foreign earnings. We also recorded a U.S. tax liability of $6.7 million on foreign earnings. The total $6.7 million tax liability was offset by a reduction of the valuation allowance. In addition, we continue to assess our ability to realize our net deferred tax assets. Recognizing the continued losses generated during fiscal 2005 and in prior periods, we have determined it appropriate to continue to maintain a valuation allowance on our domestic net operating losses, certain foreign net operating losses and certain other deferred tax assets based on the expected reversal of both deferred tax assets and liabilities. The domestic net operating losses can be carried forward 20 years to offset domestic profits in future periods and expire between fiscal 2022 and fiscal 2024 if not used. Our foreign net operating losses currently do not have an expiration date. We provided a full valuation allowance against the deferred tax assets associated with the losses recorded during fiscal 2005.

Net Loss.    For the year ended April 30, 2005, our consolidated net loss was $11.9 million or $.67 per basic and diluted loss per share as compared to a net loss of $11.5 million, or $.75 basic and diluted loss per share in the prior year period.

The weighted average number of shares outstanding used for the calculation of basic and diluted loss per share is 17,748,000 for fiscal 2005 and 15,415,000 for fiscal 2004. There were 2,030,221 and 2,089,412 of potentially dilutive common shares from employee stock options and 3,219,245 and 860,000 of potentially dilutive shares from warrants which have been excluded from the diluted weighted average share denominator for fiscal 2005 and 2004, respectively, as their effect would be anti-dilutive.

Fiscal 2004 Compared to Fiscal 2003.

(Tabular amounts in thousands)

Sales.

Our sales by segment for 2004 and 2003 is summarized as follows:

	Year Ended April 30,		Dollar Change	Percent Change
	2004	2003
Sales
Waterjet:
North America	$59,044	$53,995	$5,049	9%
Asia	20,502	17,667	2,835	16%
Other International	28,160	23,279	4,881	21%
Other	25,155	26,892	(1,737)	(6)%

Waterjet Total	132,861	121,833	11,028	9%

Avure:
Food	15,296	4,851	10,445	215%
North America Press	7,445	7,668	(223)	(3)%
International Press	22,007	9,763	12,244	125%

Avure Total	44,748	22,282	22,466	101%

Consolidated Total	$177,609	$144,115	$33,494	23%

Waterjet.    For the year ended April 30, 2004, total Waterjet revenue increased $11.0 million or 9% to $132.9 million from $121.8 million in the prior year. All of this growth was recorded in the North America, Asia and Other International Waterjet segments, driven by market demand for our dynamic waterjet cutting head and improved global market conditions in the primary industries we serve. This growth was all volume related as we did not increase prices during fiscal 2004.

Included in the $5.0 million increase in fiscal 2004 in North American waterjet sales is a $3.3 million or 6% revenue increase over the prior year period for sales of our domestic standard waterjet cutting systems. Our waterjets are experiencing continued acceptance in the marketplace from their flexibility and superior machine performance. The remainder of the North America Waterjet increase relates to an increase in our aerospace business, which totaled $4.1 million in fiscal 2004 driven by the manufacture of the Airbus A380. North American automotive and automation (our ‘Other’ segment) sales decreased 6% or $1.7 million in fiscal 2004 as compared to fiscal 2003 due to the cyclical nature of the automotive industry.

Outside the U.S., Waterjet revenue growth was positively influenced by growth in Asian revenues which were up $2.8 million or 16% for the year ended April 30, 2004 to $20.5 million, compared to $17.7 million in the prior year. These increases were driven largely by sales in Japan where we experienced strong demand for our surface preparation and shapecutting systems, due in part to the refurbishment program for U.S. Navy ships based in Japan.

Our Other International Waterjet segment represents primarily sales into Europe and South America. Revenues from our European operations have improved by $3.0 million or 14% to $24.6 million during fiscal 2004. Market specific pricing and standardization of system offerings and a recovering European marketplace contributed to this improvement. Sales into South America are up $1.9 million due to improvements in sales of surface preparation equipment.

We also analyze our Waterjet revenues by looking at system sales and consumable sales. Systems revenues for the year ended April 30, 2004 were $85.0 million, an increase of $8.7 million or 11%, compared to the prior fiscal year due to strong global sales from recovering economic conditions driven by a weaker U.S. dollar. Consumables revenues also recorded an improvement of 5% or $2.3 million to $47.8 million for the year ended April 30, 2004, compared to the prior year consumable revenue of $45.5 million. This is due to increased machine utilization by our customers in North and South America and Asia, all of which led to higher parts consumption. Consumables revenue continues to be positively impacted by our proprietary productivity enhancing kits and improved parts availability as well as the introduction of Flowparts.com, our easy-to-use internet order entry system.

Avure.    For the year ended April 30, 2004, revenues for the Food segment were $15.3 million, representing a $10.4 million, or 215% improvement, compared to the prior year’s revenue of $4.9 million. A portion of this increase can be attributed to the reversal in the prior year of $4.3 million of percentage of completion revenue previously recognized on three food systems (one customer) based on the customer’s failure to fulfill its obligations under the contract terms. Additionally, in fiscal 2004, we were able to record revenue of $3.7 million on fiscal 2003 orders where we delivered already-completed systems. These orders did not qualify for percentage of completion accounting and the corresponding revenue was recognized upon delivery and acceptance in fiscal 2004 of the systems that were sold. Increased acceptance of the technology drove the remainder of the growth.

For the year ended April 30, 2004, North America Press sales were essentially flat with the prior year at $7.4 million.

International Press revenues for the year ended April 30, 2004 increased 125% or $12.2 million from $9.8 million for the prior year to $22.0 million, on stronger order volume and production. Order and production volumes were significantly weaker in 2003 due to lower demand for industrial products following the September 2001 attacks. The majority of this revenue increase occurred in Europe and, accordingly, net consolidated revenues in Europe have increased over the prior year.

Cost of Sales and Gross Margins.     Our gross margin by segment for 2004 and 2003 is summarized as follows:

	Year Ended April 30,		Dollar Change	Percent Change
	2004	2003
Gross Margin
Waterjet:
North America	$25,170	$21,408	$3,762	18%
Asia	9,762	7,702	2,060	27%
Other International	9,890	1,782	8,108	NM
Other	4,435	2,321	2,114	91%

Waterjet Total	49,257	33,213	16,044	48%

Avure:
Food	1,788	(5,099)	6,887	NM
North America Press	1,109	1,375	(266)	(19)%
International Press	13,073	6,552	6,521	100%

Avure Total	15,970	2,828	13,142	NM

Consolidated Total	$65,227	$36,041	$29,186	81%

NM = Not meaningful

Our gross margin percentage by segment for 2004 and 2003 is summarized as follows:

	Year Ended April 30,
	2004	2003
Gross Margin Percent
Waterjet:
North America	43%	40%
Asia	48%	44%
Other International	35%	8%
Other	18%	9%
Waterjet Total	37%	27%

Avure:
Food	12%	(105)%
North America Press	15%	18%
International Press	59%	67%
Avure Total	36%	13%
Consolidated Total	37%	25%

Gross margin for the year ended April 30, 2004 amounted to $65.2 million or 37% of revenues, as compared to gross margin of $36.0 million or 25% of revenues in the prior year. Fiscal 2003 gross margin was negatively impacted by a number of adjustments posted during the third quarter of that year which totaled $11.1 million. Waterjet margins represented $49.3 million of the overall margin or 37% of Waterjet revenues. We experienced improvement in the gross margin as a percent of revenues in each of the four segments that comprise the Waterjet operations. This gross margin improvement of 10 percentage points, 37% of revenues in fiscal 2004 compared to 27% of revenues in the prior year, was a result of better overhead absorption in light of higher sales volumes of $11 million in the year and on fiscal 2003 inventory valuation charges of $6.2 million which did not recur in 2004.

The Avure margins amounted to $16.0 million or 36% of Avure revenues, up from $2.8 million or 13% of revenues in the prior year. This improvement in margin of $13.1 million was achieved in both the Food segment and International Press segment of Avure. In fiscal 2004 the Food gross margin was $1.8 million or 12% of revenues, up from a gross loss of $5.1 million in the prior year. This improvement resulted from increased production volumes and $4.9 million in prior year adjustments related to percentage of completion and inventory valuation in the Food segment. While gross margin dollars increased in International Press due to higher volumes, the gross margin percentages in both the North America Press and International Press declined slightly in fiscal 2004 as compared to fiscal 2003. The decrease in North America Press is related to slightly declining sales and change in product mix. The International Press margin is the result of gross profit recognized on external as well as inter-company sales. The Company’s segment reporting excludes inter-company sales but not the related gross profit margins. The decrease in margin on International Press results from increases on external sales at a greater rate than the increase in inter-company gross profit. Gross margins on International Press external sales were constant in 2004 and 2003.

Marketing Expenses.    Our marketing expense by segment for 2004 and 2003 is summarized as follows:

	Year Ended April 30,		Dollar Change	Percent Change
	2004	2003
Marketing
Waterjet:
North America	$10,109	$12,713	$(2,604)	(20)%
Asia	3,022	3,008	14	—%
Other International	7,750	10,684	(2,934)	(27)%
Other	1,822	2,780	(958)	(34)%

Waterjet Total	22,703	29,185	(6,482)	(22)%

Avure:
Food	1,658	3,644	(1,986)	(55)%
North America Press	499	655	(156)	(24)%
International Press	3,562	3,914	(352)	(9)%

Avure Total	5,719	8,213	(2,494)	(30)%

Consolidated Total	$28,422	$37,398	$(8,976)	(24)%

Marketing expenses decreased $9.0 million or 24% to $28.4 million for the year ended April 30, 2004, as compared to the prior year marketing expenses of $37.4 million. The majority of this decrease, $6.5 million, was achieved in the Waterjet operations, while $2.5 million of the decrease was recognized in Avure.

Fiscal 2003 included a $4.1 million charge, in the Waterjet operations, to the allowance for doubtful accounts based on our assessment of the financial conditions of our individual customers and general marketplace conditions. The predominance of this increase in the allowance was recorded in the Other International Waterjet segment. The remainder of the reduction in Waterjet marketing expenses over the prior year results from the implementation of cost cutting measures during fiscal 2004 aimed at providing return on invested marketing dollars, as well as the fact that the fiscal 2003 North America Waterjet segment includes the costs of participation at the 2003 bi-annual IMTS tradeshow of approximately $500,000.

Within Avure, the Food segment expense in fiscal 2003 included a $1.2 million discount provided to a customer for early pay-off of long-term notes. All segments experienced decreases in expenses as a result of cost cutting measures in fiscal 2004. Expressed as a percentage of revenue, marketing expenses were 16% and 26% for the years ended April 30, 2004 and 2003, respectively.

Research and Engineering Expenses.    Our research and engineering expense by segment for 2004 and 2003 is summarized as follows:

	Year Ended April 30,		Dollar Change	Percent Change
	2004	2003
Research and Engineering
Waterjet:
North America	$4,082	$4,332	$(250)	(6)%
Asia	295	278	17	6%
Other International	737	951	(214)	(23)%
Other	337	688	(351)	(51)%

Waterjet Total	5,451	6,249	(798)	(13)%

Avure:
Food	1,583	2,523	(940)	(37)%
North America Press	—	—	—	—%
International Press	3,617	4,729	(1,112)	(24)%

Avure Total	5,200	7,252	(2,052)	(28)%

Consolidated Total	$10,651	$13,501	$(2,850)	(21)%

Research and engineering expenses decreased $2.8 million or 21% to $10.7 million for the year ended April 30, 2004, as compared to the prior year’s research and engineering expenses of $13.5 million. Approximately $2 million of this decrease was achieved in the Avure segments: $.9 million in Food and $1.1 million in International Press. The remaining $.8 million decrease in Waterjet is spread evenly throughout all segments within Waterjet except Asia, which was flat with the prior year. The reductions in all segments, relate to the timing of research and development work and the increased use of engineers on revenue generating projects, where costs are charged to Cost of Sales. Expressed as a percentage of revenue, research and engineering expenses were 6% and 9% for the years ended April 30, 2004 and 2003, respectively.

General and Administrative Expenses.    Our general and administrative expense by segment for 2004 and 2003 is summarized as follows:

	Year Ended April 30,		Dollar Change	Percent Change4
	2004	2003
General and Administrative
Waterjet:
North America	$12,767	$10,835	$1,932	18%
Asia	1,146	983	163	17%
Other International	3,064	3,614	(550)	(15)%
Other	1,842	2,324	(482)	(21)%

Waterjet Total	18,819	17,756	1,063	6%

Avure:
Food	1,245	1,522	(277)	(18)%
North America Press	601	620	(19)	(3)%
International Press	2,596	3,128	(532)	(17)%

Avure Total	4,442	5,270	(828)	(16)%

Consolidated Total	$23,261	$23,026	$235	1%

General and administrative expenses increased $235,000 or 1% to $23.3 million for the year ended April 30, 2004, as compared to the prior year’s general and administrative expenses of $23.0 million. All segments experienced a decrease in general and administrative expense, except for the North America Waterjet segment, up $1.9 million (18%) and the Asia Waterjet segment, up $.2 million (17%). The decreases represent cost cutting measures put in place by management. The increase in North America Waterjet is attributable to higher costs of doing business as a public company following the enactment by Congress of the Sarbanes-Oxley Act of 2002 and include increased directors’ and officers’ liability insurance of $.9 million as well as higher consulting costs for internal control work and other special projects of $.2 million. In addition, we resumed the compensation of our Board members in fiscal 2004 and implemented a performance-based bonus plan for management which together amounted to an increase of $2.9 million. These increases in the North America Waterjet segment were offset in part to general ‘across the board’ cost reductions. The increase in Asia Waterjet is the addition of staff. Expressed as a percentage of revenue, general and administrative expenses were 13% and 16% for the years ended April 30, 2004 and 2003, respectively.

Restructuring and Impairment Charges.    Our restructuring and impairment charges by segment for 2004 and 2003 is summarized as follows:

	Year Ending April 30, 2004 Restructuring	Year Ending April 30, 2003 Impairment
Waterjet:
North America	$1,082	$—
Asia
Other International	1,260	2,113
Other	99	5,032

Waterjet Total	2,441	7,145

Avure:
Food	189	3,670
North America Press
International Press	626	—

Avure Total	815	3,670

Consolidated Total	$3,256	$10,815

	North America Waterjet		Other International Waterjet			Other Waterjet	International Press		Consolidated
	Facility Exit Costs	Other	Severance Benefits	Facility Exit Costs	Other	Severance Benefits	Severance Benefits	Facility Exit Costs	Severance Benefits	Facility Exit Costs	Other	Total
Q1 restructuring charge	$—	$—	$248	$—	$—	$—	$—	$—	$248	$—	$—	$248
Q1 cash payments	—	—	(128)	—	—	—	—	—	(128)	—	—	(128)

Balance, July 31, 2003	—	—	120	—	—	—	—	—	120	—	—	120
Q2 restructuring charge	—	178	(120)	105	302	—	201	191	81	296	480	857
Q2 cash payments	—	(178)	—	—	(47)	—	—	—	—	—	(225)	(225)
Q2 charge-offs	—	—	—	—	(255)	—	—	—	—	—	(255)	(255)

Balance, October 31, 2003	—	—	—	105	—	—	201	191	201	296	—	497
Q3 restructuring charge	407	170	—	85	484	89		—	89	492	654	1,235
Q3 cash payments	(270)	(160)	—	(14)		—	(121)	—	(121)	(284)	(160)	(565)
Q3 charge-offs	—	(10)	—	(85)	(484)	—	—	—	—	(85)	(494)	(579)

Balance, January 31, 2004	137	—	—	91	—	89	80	191	169	419	—	588
Q4 restructuring charge	15	412	—	255	—	—	234	—	234	270	412	916
Q4 cash payments	(13)	(126)		(13)	—	(89)	(70)	—	(159)	(26)	(126)	(311)
Q4 charge-offs	—	(286)	—	—	—	—	—	—	—	—	(286)	(286)

Balance, April 30, 2004	$139	$—	$—	$333	$—	$—	$244	$191	$244	$663	$—	$907

Restructuring Charges.    There were no restructuring charges in fiscal 2003. During the year ended April 30, 2004, we incurred $3.2 million of restructuring-related costs, including severance, lease termination and inventory related charges, primarily in the U.S., Germany and Sweden. The most significant of this total being incurred in the North America Waterjet segment, $1.1 million, Other International Waterjet, $1.3 million and International Press, $.8 million.

Financial Consulting Charges.    During the year ended April 30, 2004, we incurred $1.5 million of professional fees associated with the restructuring of our debt in July 2003. These costs were evaluated under EITF 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving—Debt Arrangements”, and as they were either expenses related to potential Senior Credit Arrangements with lenders that did not occur, or they related to expenses associated with our subordinated debt and did not result in increase in the facility and accordingly they were expensed. No such costs were incurred for the year ended April 30, 2003.

Impairment Charges.    There were no impairment charges in fiscal 2004. During fiscal 2003, we conducted a review of the carrying value of our goodwill. Statement of Financial Accounting Standard No. 142 (“FAS 142”), “Goodwill and Other Intangible Assets,” requires a company to perform impairment testing when certain “triggering” events affecting a business unit have taken place. The triggering events were the expectation of a sale or full or partial disposal of certain of our divisions and the continuing deterioration of the economic climate. Our review resulted in impairment charges of $7.1 million during the quarter ended January 31, 2003, $5 million was recorded in the Other segment and $2.1 million was recorded in the Other International Waterjet segment. The impairment resulted primarily from continued weakness in the automotive industry, as well as weakness in our European operations. We also prepared an analysis of the fair value of the Company’s reporting units for our required FAS 142 annual assessment. This assessment, performed as of April 30, 2003, revealed no further impairment. At April 30, 2003, we also conducted an impairment review of our long-lived assets in accordance with Statement of Financial Accounting Standard No. 144 (“FAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” This review led to a $3.7 million impairment charge related primarily to the carrying value of the depreciable assets of the Food segment.

Operating Income (Loss).    Our operating income (loss) by segment for 2004 and 2003 is summarized as follows:

	Year Ended April 30,		Dollar Change	Percent Change
	2004	2003
Operating income (loss)
Waterjet:
North America	$(4,390)	$(6,472)	$2,082	32%
Asia	5,299	3,433	1,866	54%
Other International	(2,921)	(15,580)	12,659	81%
Other	335	(8,503)	8,838	NM

Waterjet Total	(1,677)	(27,122)	25,445	94%

Avure:
Food	(2,887)	(16,458)	13,571	82%
North America Press	9	100	(91)	(91)%
International Press	2,672	(5,219)	7,891	NM

Avure Total	(206)	(21,577)	21,371	99%

Consolidated Total	$(1,883)	$(48,699)	$46,816	96%

We recorded an operating loss of $1.9 million for the year ended April 30, 2004, as compared to a loss of $48.7 million in the prior year. All segments of our business except for North America Press recorded either increases in operating profit or a decrease in the operating loss as compared to fiscal 2003. The reasons for the changes in operating-profit or loss have been described in the paragraphs above addressing changes in sales, gross margin and operating expenses.

Interest and Other Income (Expense), net.    Fiscal 2004 interest expense increased $1.3 million or 11% to $13.2 million compared to the prior year of $11.8 million due to increased amounts of amortization of fees from our credit facilities and a higher weighted average cost of capital from interest charged on the deferred and capitalized semi-annual interest payments due to our subordinated lender. Included in Other Income, net is a $2.6 million gain from the sale of our investment in WGI Heavy Minerals. In addition, the weaker dollar has positively impacted our foreign transactions and we have thus realized net currency gains of $2.2 million, as well as unrealized currency gains of $2.8 million in fiscal 2004. As the U.S. dollar remains weak, this has also caused other changes in our balance sheet, including an increase in our goodwill and intangible assets due to the translation from foreign currencies. Included in Other Income, net for the year ended April 30, 2003, are $2.1 million of net realized foreign exchange transaction losses offset by $5.3 million of unrealized currency gains. Below is the detail of Other Income (Expense), net.

	Year Ended April 30,
	2004	2003
Net realized foreign exchange gains (losses)	$2,155	$(2,089)
Net unrealized foreign exchange gains (losses)	2,827	5,307
Realized gain on sale of equity securities	2,618	—
Write-off of investment and other assets	—	(35)
Minority Interest in joint venture	(35)	(79)
Other	252	(104)

Total	$7,817	$3,000

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

•	We increased our allowance for doubtful accounts by $4.1 million. This increase was based on extensive collection efforts and the results of a worldwide receivable-by-receivable review, including evaluation of the impact of current economic conditions, which had restricted customers’ ability to pay their account balances.

•	We evaluated our ability to convert inventories, including evaluation and demonstration units, into cash in the short term by their sale or disposition. This evaluation led to a total adjustment of $5.4 million to arrive at the estimated net realizable value of our inventories.

•	We conducted a detailed review of the carrying value of our goodwill in accordance with FAS 142. The triggering events were the expectation of sale or full or partial disposal of certain of our divisions, the continuing deterioration of the economic climate, and our operating losses. Our review resulted in impairment charges of $7.1 million during the third quarter of fiscal 2003. The impairment resulted primarily from continued weakness in the automotive industry, as well poor performance at our European operations. Our required annual FAS 142 review as of April 30, 2003 led to no further impairment charges.

•	We determined that no significant future services would be required of our former CEO. Therefore we accrued and charged to operations all remaining contractual fees and related benefits aggregating approximately $1.1 million.

•	During fiscal 2003, we sold $9.7 million of long-term notes receivable for $8.6 million. This discount of $1.1 million plus an additional accrual of $0.1 million on potential future notes available for sale were recorded in Marketing Expense.

•	We accrued an additional $1.5 million for potential losses related to several recourse/repurchase obligations on European sales. We have from time to time entered into recourse obligations with third party leasing companies. In response to continued concerns about the financial health of several customers, we revised our estimate of potential future exposure. Included in the $1.5 million accrual was $760,000 for the estimated loss on the repurchase and subsequent sale of a flex form press system, where we had a recourse obligation for a bankrupt customer. We sold this unit to an unrelated party in fiscal 2004.

•	We had deferred $0.8 million in professional fees associated with previous ongoing strategic transactions, consisting of a planned equity offering and spin-off of Avure. We abandoned these plans and accordingly expensed all of these fees.

•	We reversed percentage of completion revenue previously recognized on three food systems (one customer) based on the customer’s failure to fulfill its obligations under the contract terms. The total revenue reversed in the third quarter of fiscal 2003 was $4.3 million with an associated gross margin of $2.3 million. We received new orders for which we plan to deliver already-completed systems from inventory. Accordingly, these specific contracts did not qualify for percentage of completion accounting and the corresponding revenue was recognized upon delivery and acceptance in fiscal 2004.

•	We assessed our ability to realize our net deferred tax assets. Recognizing the magnitude of the losses generated during the fiscal year, we determined it appropriate to establish a valuation allowance for our net deferred tax assets, with the exception of our Swedish operations, amounting to $12.7 million as well discontinuing, in the near term, any future recognition of deferred tax assets resulting from losses.

•	Based upon our proposed strategy to downsize and streamline our operations and convert non-core or excess assets to cash, we adjusted various other asset values and reserves to appropriately reflect their net realizable value on a prospective basis, in accordance with FAS 144. These adjustments totaled $9.1 million for the year.

Liquidity and Capital Resources

At April 30, 2005, approximately $12.3 million of our cash and restricted cash was held by divisions outside the United States. The repatriation of offshore cash balances from certain divisions will trigger tax liabilities. In fiscal 2004, we recorded a $1.9 million liability for withholding taxes on future repatriation of historical foreign earnings. In February 2005 and June 2004, we repatriated $1.3 million and $3.5 million, respectively, from certain foreign subsidiaries and we plan to continue repatriating additional funds in the future.

By April 30, 2005, we completed the execution of our restructuring plan, which resulted in total cash outlays of $9 million (including amounts accrued as restructuring charges in accordance with generally accepted accounting principles). We have funded the restructuring plan from our cash from operations and foreign debt. The $9 million outlay included completing the construction of our new $5.2 million Taiwanese facility, to which we had committed in July 2000. The facility construction was financed via three unsecured lines of credit with Taiwanese banks. We then obtained a collateralized long-term credit facility and borrowed $4.1 million on this facility in June 2004. We have used the proceeds to repay and reduce the senior credit facility by $3.5 million. The benefits from our restructuring activities are beginning to be reflected in our operating results for the year ended April 30, 2005 and, we believe, should continue into fiscal 2006.

On March 21, 2005, in a Private Investment in Public Equity Transaction (“PIPE Transaction”), we sold 17,473,116 equity units at $3.72 per unit for gross proceeds of $65 million, and net proceeds of more than $59 million. A unit consists of one share of our common stock and one warrant to buy 1/10th of a share of our common stock. Ten warrants give the holder the right to purchase one share of common stock for $4.07. If the warrant holders opt to exercise their warrants, we would receive $7.1 million in additional cash.

Under terms of PIPE Transaction, we were required to file an initial Form S-1 registration of the shares issued and issuable in the PIPE Transaction on or before May 20, 2005 (which we did) and are required to cause the Form S-1 to become effective on or before September 17, 2005. We are subject to liquidated damages of $650,000 per month, if we fail to meet the September 17, 2005 date requirement. Because the market price of the common stock was greater than $3.70, we issued approximately 304,000 anti-dilution warrants to current warrant holders prior to the PIPE Transaction which have a Black-Scholes value of approximately $1.1 million. Approximately $970,000 of this amount relates to warrants issued under subordinated debt agreements and $143,000 relates to warrants issued under senior debt agreements. Proceeds of the PIPE were used to pay down existing debt, including all of the subordinated debt. Upon payoff of the subordinated debt, (on April 28, 2005) we also were required to charge to Interest Expense in the Consolidated Statement of Operations all remaining unamortized debt discount, which amounted to $4.0 million, plus $970,000 related to the anti-dilution warrants issued to subordinated debt warrant holders prior to the PIPE. In addition, capitalized fees related to the Senior Agreement of $1.6 million and $61,000 in anti-dilutional warrants provided to our senior lenders were evaluated under EITF 98-14 and accordingly expensed as of April 30, 2005.

Our domestic senior credit agreement (“Credit Agreement”) is our primary source of external funding. At April 30, 2005, the balance outstanding on the Credit Agreement was $9.7 million against a maximum borrowing of $30 million. Our available credit at April 30, 2005, net of $7.6 million in outstanding letters of credit, was $12.7 million.

On July 28, 2004, we signed an amendment to the then current credit agreement (the “Amendment”). The Amendment provided for a revolving line of credit of up to $42.7 million and an extension of the credit agreement through August 1, 2005. The commitment reduced to $41.0 million at April 30, 2005. Interest rates under the Senior Credit Agreement were at Bank of America’s prime rate in effect from time to time plus 4% and increased by one percentage point each quarter beginning November 1, 2004. The Amendment also required the issuance of 150,000 detachable $.01 warrants to the senior lender as a fee and a quarterly commitment fee of  1/2 of 1% (50 basis points) of the total commitment.

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

On April 28, 2005 we entered into a new senior debt agreement (“The April 28, 2005 Credit Agreement”) with Bank of America N.A. and U.S. Bank N.A. The agreement provided a $30 million commitment which was to expire August 1, 2005. This expiration date was consistent with our previous agreement. The April 28, 2005 Credit Agreement, however, gave us the ability to pay off our subordinated debt in its entirety, which we did on April 28, 2005. The April 28, 2005 Credit Agreement, including covenants, was very similar to the previous senior debt agreement except for the following provisions:

•	Required the complete pay-off of subordinated debt

•	The interest rate was reduced from prime + 6% to LIBOR + 2.5%

•	The annualized cost of Letters of Credit were reduced from 5% to 2.5% of the face amount

•	The total commitment increased to $30 million, up from the prior debt agreement commitment level of $25.1 million.

The April 28, 2005 Credit Agreement was collateralized by general liens on all of our assets. We were required to comply with certain covenants in the credit agreement, including restrictions on dividends and transactions with affiliates, limitations on additional indebtedness, capital expenditures, research and engineering expenses, and maintenance of EBITDA ratios and collateral values. We were in compliance with all covenants in the April 28, 2005 Credit Agreement as of April 30, 2005. In addition, the New Credit Agreement, similar to prior agreements, included a subjective acceleration clauses which permit the lenders to demand payment in the event of a material adverse change.

Effective July 11, 2005, we executed a new $30 million, three year senior credit agreement with Bank of America N.A. and U.S. Bank N.A. This credit agreement expires July 8, 2008 and bears interest at the bank’s prime rate (5.75% at April 30, 2005) or is linked to LIBOR plus a percentage depending on our leverage ratios, at our option. The agreement sets forth specific financial covenants to be attained on a quarterly basis, which we believe, based on our financial forecasts, are achievable.

We believe that our existing cash, cash from operations, and credit facilities at April 30, 2005 are adequate to fund our operations through April 30, 2006. If we fail to achieve our planned revenues, costs and working capital objectives, management believes it has the ability to curtail capital expenditures and reduce costs to levels that will be sufficient to enable us to meet our cash requirements and debt covenants through April 30, 2006.

With authorization from the Board of Directors in September 2004, we engaged the services of Danske Markets, Inc., which is working in Europe in cooperation with Close Associates to assist us in the sale of our General Press operations. These businesses are comprised of the North America Press and International Press segments. As these segments do not utilize ultrahigh-pressure water pumps, they are not considered core to our business, and it is our intent to divest ourselves of these operations. However, there can be no assurance we will find a suitable buyer at an acceptable price. If we do divest these businesses, it is anticipated that we will enter into a manufacturing agreement to provide the purchaser with the ultrahigh-pressure pump components and related spare parts for the Fresher Under Pressure business. These segments do not meet the accounting criteria to be considered assets held for sale as of April 30, 2005 and accordingly the results of operations are shown as continuing operations and the related assets have not been reported as held for sale in our financial statements. Upon divestiture, we will record to the Statement of Operations the Cumulative Translation Adjustment of these operations which represent a $4.8 million credit at April 30, 2005.

Presented below is a summary of contractual obligations and other minimum commercial commitments at April 30, 2005, by due date. See Notes 4, 9 and 14 to April 30, 2005 Consolidated Financial Statements for additional information regarding foreign currency contracts, long-term debt, and lease obligations, respectively.

(in thousands)	Maturity by Fiscal Year
	2006	2007	2008	2009	2010	Thereafter	Total
Foreign currency contracts (1)	$12,639	$—	$—	$—	$—	$—	$12,639
Inventory purchases (2)	1,542	—	—	—	—	—	1,542
Operating leases	3,716	3,464	2,814	1,851	1,773	4,096	17,714
Other (3)	778	293	40	40	40	—	1,191
Long-term debt and notes payable (4)	3,649	1,978	10,505	832	855	1,328	19,147
Interest on long-term debt and notes payable (5)	668	705	657	170	54	37	2,291

Total	$22,992	$6,440	$14,016	$2,893	$2,722	$5,461	$54,524

(1)	As these obligations were entered into as hedges, the majority of these obligations will be offset by losses/gains on the related assets, liabilities and transactions being hedged. As of April 30, 2005, the fair value of the transactions and related hedges amounts to a net loss of $50,000 which is included in Accumulated Other Comprehensive Loss on the Consolidated Balance Sheet.
(2)	We have included inventory purchase commitments, which are legally binding and specify minimum purchase quantities. These purchase commitments do not exceed our projected requirements and are in the normal course of business. These commitments exclude open purchase orders.

(3)	These obligations include non-inventory vendor commitments, such as professional retainers and trade show commitments.
(4)	This table is reporting the contractual due dates of the long-term debt and notes payable balances.
(5)	Interest payments are estimated based on the outstanding debt balances as of April 30, 2005 using the then interest rate in effect through the contractual maturity of the debt instrument. These estimates may change over time as we opt to refinance our debt instruments. See note above.

Long-term debt, notes payable and lease commitments are expected to be met from working capital provided by operations and, as necessary, by other borrowings.

Our capital spending plans currently provide for outlays of approximately $3 million in fiscal 2006, primarily related to information technology spending. It is expected that funds necessary for these expenditures will be generated internally and through available credit facilities. In fiscal 2005 and 2004, our investments in capital equipment were minimal as we were trying to conserve cash and were restricted by our debt agreements on the amount of capital spending we were allowed. Excluding spending on our Taiwan facility in 2004, our capital spending for fiscal 2005 and 2004 amounted to $1.8 million and $1.7 million, respectively. We are required to test our internal controls under Sarbanes-Oxley 404 for the year end April 2006. The external costs to achieve Sarbanes-Oxley compliance could exceed $1.5 million.

Related Party Transactions

Arlen I. Prentice, a director, is Chief Executive Officer of Kibble & Prentice, Inc., a company that, together with its wholly owned subsidiary, provides insurance brokerage and employee benefits, administrative and consulting services to the Company. Payments by the Company to Kibble & Prentice, Inc. and such subsidiary for such services have totaled $1.0 million, $2.4 million and $2.1 million for the fiscal years ended April 2005, 2004 and 2003, respectively. Such payments were for various categories of insurance and included both the brokerage commissions and the premiums that Kibble & Prentice, Inc. passes on to the underwriter. Mr. Prentice abstains from participating in the approval of matters where he may have a conflict of interest

Critical Accounting Estimates

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

Critical accounting estimates are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting estimates are limited to those described below. For a detailed discussion on the application of these estimates and our accounting policies, refer to Note 1 of the Consolidated Financial Statements.

Revenue Recognition

For standard systems and consumable and services sales, we recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.” SAB 104 requires that revenue can only be recognized when it is realized or realizable and earned. Revenue generally is realized or realizable and earned when all four of the following criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criterion (4) is based on our judgments regarding the collectibility of those amounts. Should changes in conditions cause us to determine this criterion is not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

During the second quarter of fiscal 2004, we adopted EITF Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables” on a prospective basis. EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of single or multiple products, services and/or rights to use assets. For standard systems, our multiple deliverables are: (1) the standard system and (2) the installation thereof. We recognize revenue upon shipment of the standard system at the fair value of that system. Installation revenue is recorded upon completion of the service. In some cases, systems are delivered with payment terms contingent on acceptance of installation. We will recognize revenue for those systems on installation acceptance.

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

Valuation of Accounts Receivable

We use estimates in determining our allowance for bad debts that are based on our historical collection experience, current trends, credit policy and a percentage of our accounts receivable by aging category. In determining these percentages, we review historical write-offs in our receivables. In determining the appropriate reserve percentages, we also review current trends in the credit quality of our customers, as well as changes in our internal credit policies. If our estimate of our allowance is understated, operating income would be reduced.

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

Valuation of Deferred Tax Assets

We review our deferred tax assets regularly to determine their realizability. When evidence exists that it is more likely than not that we will be unable to realize a deferred tax asset, we set up a valuation allowance against the asset based on our estimate of the amount which will likely not be realizable. Future utilization of deferred tax assets could result in recording of income tax benefits.

Impairment of Property and Equipment, Patents, Other Intangibles and Goodwill

We evaluate property and equipment, patents and other intangibles for potential impairment indicators when certain triggering events occur. Our judgments regarding the existence of impairment indicators are based on expected operational performance, market conditions, legal factors and future plans. If we conclude that a triggering event has occurred, we will compare the carrying values of the asset with the undiscounted cash flows expected to be derived from usage of the asset. If there is a shortfall and the fair value of the asset is less than its carrying value, we will record an impairment charge for the excess of carrying value over fair value. We estimate fair value by using a discounted cash flow model. Any resulting impairment charge could have a material adverse impact on our financial condition and results of operations. Many factors will ultimately influence the accuracy of these estimates.

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

Legal Contingencies

At any time, we may be involved in certain legal proceedings. As of April 30, 2005, we have accrued our estimate of the probable costs for the resolution of these claims. This estimate has been developed in consultation with outside legal counsel and is based upon an analysis of potential outcomes, assuming a combination of litigation and settlement strategies. We do not believe these proceedings will have a material adverse effect on our consolidated financial position. However, it is possible that future results of operations or cash flows for any particular quarterly or annual period could be materially affected by changes in our assumptions, or the effectiveness of our strategies, related to these proceedings. See Legal Proceedings.

Recent Accounting Pronouncements

See Note 18 to Consolidated Financial Statements for recently issued accounting pronouncements.

Item 7a:    Quantitative and Qualitative Disclosures About Market Risk:

Market risk exists in our financial instruments related to an increase in interest rates, adverse changes in foreign exchange rates relative to the U.S. dollar, as well as financial risk management and derivatives. These exposures are related to our daily operations.

Interest Rate Exposure—At April 30, 2005, we had $19.1 million in interest bearing debt. Of this amount, $5.7 million was fixed rate debt with an interest rate of less than 2.5% per annum. The remaining debt of $13.4 million was at a variable interest rate, $9.7 million at a rate of prime or 5.75% and the remainder at an interest rate of Swedish prime + 0.75% or less. See Note 9 to the Consolidated Financial Statements for additional contractual information on our debt obligations. Market risk is estimated as the potential for interest rates to increase 10% on the variable rate debt. A 10% increase in interest rates would result in an approximate additional annual charge to our pre-tax profits and cash flow of $66,000. At April 30, 2005, we had no derivative instruments to offset the risk of interest rate changes. We may choose to use derivative instruments, such as interest rate swaps, to manage the risk associated with interest rate changes.

Foreign Currency Exchange Rate Risk—We transact business in various foreign currencies, primarily the Canadian dollar, the Eurodollar, the Japanese yen, the New Taiwan dollar, and the Swedish Krona. As all of our foreign operations have functional currencies in other than the U.S. dollar, we translate the assets and liabilities of these operations into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates during the period. Aggregate net foreign exchange gains included in the determination of net loss amounted to $531,000 for the year ended April 30, 2005. Based on the net position of foreign assets less liabilities, a near-term 10% appreciation or depreciation of the U.S. dollar in all currencies we operate could impact operating income by $1.2 million and other income (expense) by $3.7 million. Our financial position and cash flows could be similarly impacted. We have in the past, and may continue to use derivative instruments in the future, such as forward exchange rate contracts, to manage the risk associated with foreign currency exchange rate changes.

Item 8.    Financial Statements and Supplementary Data

The following consolidated financial statements are filed as a part of this report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Flow International Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Flow International Corporation (the “Company”) and its subsidiaries at April 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As further described in Note 1, the Company adopted the provisions of EITF 00-21 “Revenue Arrangements with Multiple Deliverables” effective August 1, 2003 and the provisions of FIN 46R “Consolidation of Variable Interest Entities” effective February 1, 2004.

/s/    PRICEWATERHOUSECOOPERS LLP

Seattle, Washington

July 29, 2005

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	April 30,
	2005	2004
ASSETS:
Current Assets:
Cash and Cash Equivalents	$12,976	$11,734
Restricted Cash	469	1,101
Receivables, net	42,781	44,860
Inventories, net	24,218	26,384
Deferred Income Taxes	861	970
Prepaid Expenses	6,064	3,630
Other Current Assets	2,632	1,932

Total Current Assets	90,001	90,611

Property and Equipment, net	12,634	14,200
Intangible Assets, net	14,644	14,251
Goodwill	11,828	11,260
Other Assets	2,227	4,749

	$131,334	$135,071

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT):
Current Liabilities:
Notes Payable	$3,531	$8,687
Current Portion of Long-Term Obligations	9,912	40,040
Accounts Payable	20,842	15,123
Accrued Payroll and Related Liabilities	8,819	7,734
Taxes Payable and Other Accrued Taxes	2,291	4,212
Deferred Revenue	4,646	3,028
Customer Deposits	15,062	10,181
Warrant Obligation	6,696	—
Other Accrued Liabilities	10,189	10,666

Total Current Liabilities	81,988	99,671

Long-Term Obligations, net	5,704	38,081
Other Long-Term Liabilities	3,126	4,511

	90,818	142,263

Commitments and Contingencies

Minority Interest	2,784	2,360

Shareholders’ Equity (Deficit):
Series A 8% Convertible Preferred Stock—$.01 par value, 1,000,000 shares authorized, none issued	—	—
Common Stock—$.01 par value, 49,000,000 shares authorized, 33,495,479 shares outstanding at April 30, 2005 15,509,853 shares outstanding at April 30, 2004	335	156
Capital in Excess of Par	111,715	54,686
Accumulated Deficit	(70,762)	(59,965)
Accumulated Other Comprehensive Loss:
Cumulative Translation Adjustment, net of income tax of $0	(3,506)	(4,684)
Unrealized (Loss) Gain on Cash Flow Hedges, net of income tax of $19 and ($99)	(50)	255

Total Shareholders’ Equity (Deficit)	37,732	(9,552)

	$131,334	$135,071

The accompanying notes are an integral part of these consolidated financial statements.

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended April 30,
	2005	2004	2003
Sales	$219,365	$177,609	$144,115
Cost of Sales	138,536	112,382	108,074

Gross Margin	80,829	65,227	36,041

Operating Expenses:
Marketing	32,032	28,422	37,398
Research and Engineering	9,692	10,651	13,501
General and Administrative	26,783	23,261	23,026
Restructuring Charges	239	3,256	—
Financial Consulting Charges	623	1,520	—
Impairment Charges	—	—	10,815

	69,369	67,110	84,740

Operating (Loss) Income	11,460	(1,883)	(48,699)
Interest Expense	(19,995)	(13,171)	(11,848)
Interest Income	157	386	686
Other Income (Expense), net	(81)	7,817	3,000

Loss Before Provision for Income Taxes	(8,459)	(6,851)	(56,861)
Provision for Income Taxes	(2,338)	(5,197)	(12,603)

Loss Before Discontinued Operations	(10,797)	(12,048)	(69,464)
Discontinued Operations, Net of Tax	—	526	(523)

Net Loss	$(10,797)	$(11,522)	$(69,987)

Loss Per Share
Basic and Diluted
Loss Before Discontinued Operations	$(.61)	$(.78)	$(4.53)

Discontinued Operations, Net of Tax	—	.03	(.03)

Net Loss	$(.61)	$(.75)	$(4.56)

The accompanying notes are an integral part of these consolidated financial statements.

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended April 30,
	2005	2004	2003
Cash Flows from Operating Activities:
Net Loss	$(10,797)	$(11,522)	$(69,987)
Adjustments to Reconcile Net Loss to Cash Provided by Operating Activities:
Depreciation and Amortization	5,109	6,167	10,112
Deferred Income Taxes	(136)	646	11,208
Minority Interest	423	35	79
Gain on Sale of Equity Securities	—	(2,618)	—
Gain on Sale of Discontinued Operations	—	(650)	—
Write-off of Capitalized Bank Fees and Debt Discount	6,251	—	—
Fair Value Adjustment on Warrants Issued	274	—	—
Provision for Losses on Trade Accounts Receivable	—	—	4,072
Provision for Slow Moving and Obsolete Inventory	—	—	2,554
Tax Effect of Exercised Stock Options	—	—	49
Stock Compensation	1,396	763	235
Impairment Charges	—	—	10,815
Loss on Disposal and Write-Down of Operating Assets	—	1,613	8,052
Foreign Currency (Gains) Losses	(1,443)	(2,791)	(5,420)
Amortization of Debt Discount	1,112	907	801
Changes in Operating Assets and Liabilities:
Receivables	3,625	(8,886)	28,578
Inventories	3,048	14,812	6,231
Prepaid Expenses	(2,290)	(300)	4,710
Other Current Assets	(757)	2,435	(2,088)
Other Long-Term Assets	1,328	981	4,578
Accounts Payable	5,255	2,366	(1,725)
Accrued Payroll and Related Liabilities	1,607	3,028	(711)
Deferred Revenue	1,491	(2,059)	584
Customer Deposits	4,492	4,805	(4,096)
Other Accrued Liabilities and Other Accrued Taxes	3,768	1,979	3,186
Other Long-Term Liabilities	(1,676)	526	(1,561)

Cash Provided by Operating Activities	22,080	12,237	10,256

Cash Flows From Investing Activities:
Expenditures For Property and Equipment	(1,762)	(5,863)	(4,671)
Proceeds from Sale of Equity Securities	—	3,275	—
Proceeds from Sale of Discontinued Operations	—	1,837	—
Proceeds from Sale of Property and Equipment	783	—	2,176
Restricted Cash	1,758	(2,156)	—
Other	31	500	—

Cash Provided by (Used in) Investing Activities	810	(2,407)	(2,495)

Cash Flows from Financing Activities:
Borrowings (Repayments) Under Notes Payable, net	(5,633)	3,697	3,753
Payments on Senior Credit Agreement	(82,607)	(46,530)	(51,998)
Borrowings on Senior Credit Agreement	52,321	30,087	53,250
Payments of Long-Term Obligations	(49,023)	(1,054)	(4,877)
Borrowings on Long-Term Obligations	4,079	1,200	—
Proceeds from Issuance Of Common Stock and Warrants	59,287	—	428
Proceeds from Exercise of Options	107	—	—

Cash (Used in) Provided by Financing Activities	(21,469)	(12,600)	556

Effect of Exchange Rate Changes	(179)	(541)	(392)

(Decrease) Increase in Cash And Cash Equivalents	1,242	(3,311)	7,925
Cash and Cash Equivalents at Beginning of Period	11,734	15,045	7,120

Cash and Cash Equivalents at End of Period	$12,976	$11,734	$15,045

Supplemental Disclosures of Cash Flow Information
Cash Paid during the Year for:
Interest	$9,810	$7,472	$8,161
Income Taxes	2,970	2,940	2,179

Supplemental Disclosures of Noncash Financing Activity
Capitalization of Interest on Long-Term Obligations	$7,061	$7,875	$—
Capital Lease Obligations	167	—	—

The accompanying notes are an integral part of these consolidated financial statements.

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

AND COMPREHENSIVE LOSS

(In thousands)

	Common Stock		Capital In Excess of Par	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity (Deficit)
	Shares	Par Value
Balances, April 30, 2002	15,282	$153	$53,214	$21,544	$(3,857)	$71,054

Components of Comprehensive Loss:
Net Loss				(69,987)		(69,987)
Unrealized Gain on Equity Securities Available for Sale, Net of Income Tax of $417					809	809
Unrealized Gain on Cash Flow Hedges, Net of Income Tax of $29					73	73
Reclassification Adjustment for Settlement of Cash Flow Hedges, net of income tax of $21					(53)	(53)
Cumulative Translation Adjustment, Net of Income Tax of $0					2,264	2,264

Total Comprehensive Loss						(66,894)

Exercise of Stock Options	77	1	427			428
Stock Compensation			284			284

Balances, April 30, 2003	15,359	154	53,925	(48,443)	(764)	4,872

Components of Comprehensive Loss:
Net Loss				(11,522)		(11,522)
Reclassification Adjustment for Sale of Equity Securities, Net of Income Tax of $0					(809)	(809)
Unrealized Gain on Cash Flow Hedges, Net of Income Tax of $277					713	713
Reclassification Adjustment for Settlement of Cash Flow Hedges, net of income tax of $23					58	58
Cumulative Translation Adjustment, Net of Income Tax of $0					(3,627)	(3,627)

Total Comprehensive Loss						(15,187)

Stock Compensation	151	2	761			763

Balances, April 30, 2004	15,510	156	54,686	(59,965)	(4,429)	(9,552)

Components of Comprehensive Loss:
Net Loss				(10,797)		(10,797)
Unrealized Gain on Cash Flow Hedges, Net of Income Tax of $133					(343)	(343)
Reclassification Adjustment for Settlement of Cash Flow Hedges, net of income tax of $15					38	38
Cumulative Translation Adjustment, Net of Income Tax of $0					1,178	1,178

Total Comprehensive Loss						(9,924)

Issuance of Common Stock	17,473	175	52,690			52,865
Issuance of Warrants			2,082			2,082
Stock Compensation	512	4	2,257			2,261

Balances, April 30, 2005	33,495	$335	$111,715	$(70,762)	$(3,556)	$37,732

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three years ended April 30, 2005

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

The Company uses seven reportable segments to analyze its operations. Four segments, North America Waterjet, Asia Waterjet, Other International Waterjet and Other (together known as Waterjet), utilize the Company’s released pressure technology. The remaining three segments, Food, North America Press and International Press (together known as Avure), utilize the Company’s contained pressure technology. The Waterjet operation includes cutting and cleaning operations, which are focused on providing total solutions for the aerospace, automotive, job shop, surface preparation and paper industries. The Avure operation includes the Fresher Under Pressure food processing technology, as well as the isostatic and flexform press (“General Press”) operations. The Fresher Under Pressure technology provides food safety and quality enhancement solutions for food producers, while the General Press business manufactures systems which produce and strengthen advanced materials for the aerospace, automotive and medical industries. Equipment is designed, developed, and manufactured at the Company’s principal facilities in Kent, Washington, and at manufacturing facilities in Burlington, Canada; Columbus, Ohio; Hsinchu, Taiwan; Jeffersonville, Indiana; Wixom, Michigan and Västerås, Sweden. The Company markets its products to customers worldwide through its principal offices in Kent and its support offices in Argentina, Brazil, Canada, China, France, Germany, Italy, Japan, Korea, Spain, Sweden, Switzerland, Taiwan, and the United Kingdom.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Flow International Corporation and its majority-owned subsidiaries. There are properly no investments in affiliate companies in which the Company accounts for under either the equity or cost method. All significant intercompany transactions and accounts have been eliminated.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” as revised in December 2003 by FIN 46R. The new rule requires that companies consolidate a variable interest entity (“VIE”) if the company is subject to a majority of the risk of loss from the VIE’s activities, or is entitled to receive a majority of the entity’s residual returns or both. Based upon the Company’s analysis, the Company is associated with one VIE, Flow Autoclave, and has determined that it is the primary beneficiary and should, therefore, continue to include the VIE in its consolidated financial statements. Flow Autoclave is a joint venture with an unrelated third party and is involved with the domestic sales of the Company’s general press technology. Flow Autoclave’s sales to third party customers were less than 8% of the Company’s consolidated sales for the years ended April 30, 2005, 2004 and 2003. None of Flow Autoclave’s assets are collateralized on behalf of its obligations and the general creditors of Flow Autoclave do not have any recourse to the Company. The Company includes income or expense associated with the minority interest in its joint venture as part of Other Income (Expense), net in the accompanying Consolidated Statements of Operations. The implementation of FIN 46R in the fourth fiscal quarter of 2004 had no effect on the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2005

(All tabular dollar amounts in thousands, except per share and option amounts)

Liquidity

The Company has incurred losses during fiscal 2005, 2004 and 2003. The Company has been able to satisfy its needs for working capital and capital expenditures, due in part to its ability to access adequate financing arrangements. The Company expects that operations will continue, with the realization of assets and discharge of current liabilities in the ordinary course of business. Compliance with future debt covenants requires the Company to meet its operating projections, which include achieving certain revenues, costs, consistent operating margins, and working capital targets.

The Company believes that its existing cash and credit facilities at April 30, 2005 are adequate to fund its operations through April 30, 2006. If the Company fails to achieve its planned revenues, costs and working capital objectives, management believes it has the ability to curtail capital expenditures and reduce costs to levels that will be sufficient to enable the Company to meet its cash requirements and debt covenants through April 30, 2006.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2005

(All tabular dollar amounts in thousands, except per share and option amounts)

Cost of Sales

Cost of sales includes direct and indirect costs associated with the manufacture, installation and service of its systems and consumable parts sales. Direct costs include material and labor, while indirect costs include, but are not limited to, inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other costs of our distribution network.

Cash Equivalents and Restricted Cash

The Company considers highly liquid short-term investments with original or remaining maturities from the date of purchase of three months or less, if any, to be cash equivalents. The Company’s cash consists of demand deposits in large financial institutions. At times, balances may exceed federally insured limits.

The Company may, at times, pledge cash as security for customer or other commitments. These amounts are shown separately on the Consolidated Balance Sheet and classified based on the expiration of the underlying commitment.

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

Intangible Assets and Goodwill

Effective May 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 141 (“FAS 141”), “Business Combinations” and Statement of Financial Accounting Standards No. 142 (“FAS 142”), “Goodwill and Other Intangible Assets.” FAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangibles in a business combination be recognized as assets separate from goodwill. In accordance with FAS 142, the Company amortizes identified definite-lived intangible assets over their expected useful lives and does not amortize goodwill. At least once per year, the Company will compare the fair value of its reporting units, and, if necessary, the implied fair value of goodwill, with the corresponding carrying values. If necessary, the Company will record an impairment charge for any shortfall. The Company determines the fair value of its reporting units using a discounted cash flow model. If certain criteria are satisfied, the Company may also carry forward the fair value estimate from the prior year. In accordance with FAS 142, the Company conducted its annual impairment review of goodwill at April 30, 2005, which did not result in any impairment charges.

Intangible assets consist of acquired and internally developed patents and are amortized on a straight-line basis over the shorter of fifteen years, or the estimated remaining life of the patent. The total carrying amount of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2005

(All tabular dollar amounts in thousands, except per share and option amounts)

intangible assets was $27,998,000 and $26,100,000 at April 30, 2005 and 2004, respectively. Accumulated amortization was $13,354,000 and $11,849,000 at April 30, 2005 and 2004, respectively.

Aggregate amortization expense for the year ended April 30, 2005, 2004 and 2003 amounted to $1,444,000, $1,439,000, and $1,611,000, respectively. The estimated annual amortization expense is $1,300,000 for each year through April 30, 2009.

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

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standard No. 144 (“FAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amounts of assets may not be recoverable. The carrying value of long-lived assets is assessed for impairment by evaluating operating performance and future undiscounted cash flows of the underlying assets. If the sum of the expected future net cash flows of an asset, is less than its carrying value, an impairment measurement is required. Impairment charges are recorded to the extent that an asset’s carrying value exceeds fair value. Accordingly, actual results could vary significantly from such estimates. The Company’s review resulted in no impairment charges during the years ended April 30, 2005 and 2004 and charges of $3.7 million during the year ended April 30, 2003.

Fair Value of Financial Instruments

The carrying amount of all financial instruments on the balance sheet as of April 30, 2005 and 2004 approximates fair value. The carrying value of variable-rate long-term obligations and notes payable approximates the fair value because interest rates reflect current market conditions.

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

For the three years ended April 30, 2005

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

Foreign Currency Translation

The Company’s subsidiaries have adopted the local currency of the country in which they operate as the functional currency. All assets and liabilities of these foreign subsidiaries are translated at year-end rates. Income and expense accounts of the foreign subsidiaries are translated at the average rates in effect during the year. Adjustments resulting from the translation of the investments in Flow Asia, Flow Automation, Flow Europe, Foracon, Flow Japan, Flow South America, and Avure AB financial statements are recorded in the Accumulated Other Comprehensive Loss account in the Shareholders’ Equity (Deficit) section of the accompanying Consolidated Balance Sheets.

Assets and liabilities (including inter-company accounts that are transactional in nature) of the Company which are denominated in currencies other than the functional currency of the entity are translated based on current exchange rates and gains or losses are included in the Consolidated Statement of Operations. For the years ended April 30, 2005, 2004 and 2003, a net realized and unrealized foreign exchange gain of $531,000, $5.0 million, and $3.2 million, respectively, is included in Other Income (Expense), net, in the accompanying Consolidated Statements of Operations.

Other Income (Expense)

Other Income (Expense), net consists of the following:

	Year Ended April 30,
	2005	2004	2003
Net realized foreign exchange gains (losses)	$1,359	$2,155	$(2,089)
Net unrealized foreign exchange (losses) gains	(827)	2,827	5,307
Realized gain on sale of equity securities	—	2,618	—
Write-off of investment and other assets	—	—	(35)
Minority interest in joint venture	(423)	(35)	(79)
Other	(190)	252	(104)

Total	$(81)	$7,817	$3,000

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2005

(All tabular dollar amounts in thousands, except per share and option amounts)

Potential common share equivalents of stock options and warrants are computed by the treasury stock method and are included in the denominator for computation of earnings per share if such equivalents are dilutive.

The following table sets forth the computation of basic and diluted loss per share for the years ended April 30, 2005, 2004 and 2003:

	Year Ended April 30,
	2005	2004	2003
Numerator:
Net loss	$(10,797)	$(11,522)	$(69,987)

Denominator:
Denominator for basic loss per share—weighted average shares	17,748	15,415	15,348
Dilutive potential common shares from employee stock options	—	—	—
Dilutive potential common shares from warrants	—	—	—

Denominator for diluted loss per share—weighted average shares and assumed conversions	17,748	15,415	15,348

Basic and diluted loss earnings per share	$(0.61)	$(0.75)	$(4.56)

There were 2,030,221, 2,089,412 and 2,500,682 of potentially dilutive common shares from employee stock options and 3,219,245, 860,000 and 860,000 of potentially dilutive shares from warrants which have been excluded from the diluted weighted average share denominator for fiscal 2005, 2004 and 2003, respectively, as their effect would be anti-dilutive.

Stock-Based Compensation

At April 30, 2005, the Company has three stock-based employee compensation plans, which are described more fully in Note 11. The Company accounts for those plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation cost is reflected in the Company’s net loss to the extent options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant. Awards under the Company’s plans typically vest over two years. The cost related to stock-based employee compensation included in the determination of net loss for the three years ended April 30, 2005 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of Financial Accounting Standards No. 123 (“FAS 123”), “Accounting for Stock Based Compensation”. The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all outstanding and unvested awards in each period:

	Year Ended April 30,
	2005	2004	2003
Net loss, as reported	$(10,797)	$(11,522)	$(69,987)
Add: Stock compensation included in net loss, net of related tax effects	921	504	155
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax related effects	(965)	(878)	(414)

Pro forma net loss	$(10,841)	$(11,896)	$(70,246)

Loss per share—basic and diluted:
As reported	$(0.61)	$(0.75)	$(4.56)
Pro forma	$(0.61)	$(0.77)	$(4.58)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2005

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

Note 2—Private Investment in Public Equity

On March 21, 2005, in a Private Investment in Equity Securities Transaction (“PIPE Transaction”), the Company sold 17,473,118 equity units at $3.72 per unit for gross proceeds of $65 million, and net proceeds of $59.3 million. A unit consists of one share of the Company’s common stock and one warrant to buy 1/10th of a share of common stock. Ten warrants give the holder the right to purchase one share of common stock for $4.07. Proceeds of the PIPE were used to pay down existing debt of $59.3 million, including all of the subordinated debt. Under terms of the PIPE Transaction, the Company is required to file an initial Form S-1 registration of the shares issued and issuable in the PIPE Transaction on or before May 20, 2005, which it completed on May 20, 2005, and is required to cause the Form S-1 to go effective on or before September 17, 2005. The Company is subject to cash penalties of $650,000 per month, if it fails to meet this date requirement. Under the terms of warrants previously issued to the senior and subordinated lenders, the Company is obligated to issue additional warrants if shares of common stock are issued for prices less than market price. Because the issuance price of the common stock of the PIPE Transaction was less than market value, the Company issued approximately 304,000 anti-dilution $0.01 warrants to its lenders. These warrants have a Black-Scholes value of approximately $1.1 million. The majority of the charges resulting from the issuance of the additional 304,042 warrants, $1.0 million, were charged to interest expense in the fourth quarter of fiscal 2005 as the underlying debt associated with these warrants was retired in the fourth quarter of fiscal 2005. The remainder, $82,000 has been capitalized and is being amortized to interest expense through August 1, 2005.

Under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF 00-19”), the fair value of the warrants issued under the PIPE Transaction have been reported initially as a liability due to the requirement to net-cash settle the transaction until the Company’s Form S-1 is declared effective. The reason for this treatment is that there are cash payment penalties of 1% of the gross proceeds per month ($650,000) should this Form S-1 not be declared effective prior to September 17, 2005. Upon effectiveness of the Form S-1, these amounts will be reclassified into Capital in Excess of Par in the Equity section of the Consolidated Balance Sheet. The warrants have been valued at $6.4 million using the Black-Scholes method. The assumptions utilized in computing the fair value of the warrants were as follows: expected life of 3 years, estimated volatility of 63% and a risk free interest rate of 4.34%. The shares have been valued at $52.9 million, or the difference between the net proceeds and the value of the warrants. The warrants are considered a derivative financial instrument and will be marked to fair value quarterly until the Form S-1 is declared effective. Any changes in fair value of the warrants will be recorded through the Consolidated Statement of Operations as Other Income (Loss), net. The Company expensed $274,000 in the fourth quarter of fiscal 2005 associated with the fair value adjustment of the warrants. There was no fair value adjustment in any other periods presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2005

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

The following table shows the fiscal 2005 and 2004 activity for the Company’s warranty accrual:

Accrued warranty balance as of April 30, 2003	$1,073
Accruals for warranties on fiscal 2004 sales	1,258
Warranty labor and materials provided in fiscal 2004	(1,127)

Accrued warranty balance as of April 30, 2004	1,204
Accruals for warranties on fiscal 2005 sales	1,507
Warranty labor and materials provided in fiscal 2005	(1,001)

Accrued warranty balance as of April 30, 2005	$1,710

Note 4—Derivative Financial Instruments:

The Company follows Statement of Financial Accounting Standards No. 133 (“FAS 133”), “Accounting for Derivative Instruments and Hedging Activities”, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

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

Certain forecasted transactions and assets are exposed to foreign currency risk. The Company monitors its foreign currency exposures regularly to maximize the overall effectiveness of its foreign currency hedge positions. The currency hedged is the Swedish Krona. As of April 30, 2005, the Company had $69,000 of net pre-tax unrealized losses on foreign currency cash flow hedges all of which is expected to be realized into earnings over the next 12 months when the associated transactions are recorded as revenue. The actual amounts realized will vary based on future changes in foreign currency rates. The fair value of the forward exchange contracts is estimated by obtaining market rates from selected financial institutions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2005

(All tabular dollar amounts in thousands, except per share and option amounts)

The total notional amount of the forward exchange contracts at April 30, 2005 is $12.6 million and these expire at various times through April 2006.

Hedge ineffectiveness, determined in accordance with FAS 133, had no impact on earnings for the years ended April 30, 2005, 2004 and 2003. No fair value hedges or cash flow hedges were derecognized or discontinued for the years ended April 30, 2005, 2004 and 2003.

Derivative gains and losses included in Other Comprehensive Loss (OCL) are reclassified into earnings each period as the related transactions are recognized into earnings. During the three years ended April 30, 2005, the amount transferred from OCL to Other Income (Expense), net, was $43,000.

Note 5—Investments and Related Party Transactions:

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

Arlen I. Prentice, a director, is Chief Executive Officer of Kibble & Prentice, Inc., a company that, together with its wholly owned subsidiary, provides insurance brokerage and employee benefits, administrative and consulting services to the Company. Payments by the Company to Kibble & Prentice, Inc. and such subsidiary for such services have totaled $1.0 million, $2.4 million and $2.1 million for the fiscal years ended April 2005, 2004 and 2003, respectively. Such payments were for various categories of insurance and included both the brokerage commissions and the premiums that Kibble & Prentice, Inc. passes on to the underwriter. Mr. Prentice abstains from participating in the approval of matters where he may have a conflict of interest.

Note 6—Receivables:

Receivables are recorded at the invoiced amount and most do not bear interest. For certain customers, the Company accepts an interest-bearing note receivable as payment. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses on existing receivables. The Company determines the allowance based on historical write-off experience and current economic data. The allowance for doubtful accounts is reviewed quarterly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged against the allowance when the Company determines that it is probable the receivable will not be recovered. For notes receivable, the Company monitors the customers’ payment performance when evaluating the collectibility of the note, as well as whether or not to continue accruing interest income. The Company does not have any off-balance-sheet credit exposure related to our customers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2005

(All tabular dollar amounts in thousands, except per share and option amounts)

Receivables consist of the following:

	April 30,
	2005	2004
Trade Accounts Receivable	$36,434	$27,649
Unbilled Revenues	10,206	21,988

	46,640	49,637
Less Allowance for Doubtful Accounts	3,859	4,777

	$42,781	$44,860

Unbilled revenues do not contain any amounts which are expected to be collected after one year.

Note 7—Inventories:

Inventories consist of the following:

	April 30,
	2005	2004
Raw Materials and Parts	$15,500	$14,849
Work in Process	4,799	6,223
Finished Goods	6,852	7,811

	27,151	28,883
Less Provision for Slow-Moving and Obsolete Inventories	2,933	2,499

	$24,218	$26,384

Note 8—Property and Equipment:

Property and Equipment are as follows:

	April 30,
	2005	2004
Land and Buildings	$6,211	$5,881
Machinery and Equipment	34,442	34,368
Furniture and Fixtures	4,576	4,839
Leasehold Improvements	7,827	7,531
Construction in Progress	241	362

	53,297	52,981

Less Accumulated Depreciation and Amortization	40,663	38,781

	$12,634	$14,200

The Company did not capitalize any interest for the year ended April 30, 2005 while, for the years ended April 30, 2004 and 2003, it capitalized interest of $8,000 and $115,000 respectively.

In accordance with FAS 144, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amounts of assets may not be recoverable. The carrying value of long-lived assets are assessed for impairment by evaluating future operating performance and expected undiscounted cash flows of the underlying assets. Adjustments are made if the estimated fair value is less than

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2005

(All tabular dollar amounts in thousands, except per share and option amounts)

carrying value. Accordingly, actual results could vary significantly from such estimates. The Company’s review resulted in no impairment charges during the years ended April 30, 2005 and 2004 and charges of $3.7 million during the quarter ended April 30, 2003 related to the Avure operation.

Note 9—Long-Term Obligations, Notes Payable and Liquidity:

Long-term obligations are as follows:

	April 30,
	2005	2004
Subordinated Debt	$—	$41,875
Less Original Issue Discount on Subordinated Debt	—	(5,070)

Net Subordinated Debt	—	36,805
Credit Agreement	9,695	39,980
Term Loans Payable	5,921	1,336

	15,616	78,121
Less Current Portion	(9,912)	(40,040)

	$5,704	$38,081

Notes Payable	$3,531	$8,687

On April 28, 2005 the Company entered into a Senior Credit Agreement with Bank of America N.A. and U.S. Bank N.A. (the “April Agreement”). The April Agreement provided a $30 million commitment expiring August 1, 2005. This expiration date is consistent with the agreement it replaced. The April Agreement gave the Company the ability to pay off its subordinated debt in its entirety, which it did on April 28, 2005. In addition, the April Agreement, similar to prior agreements, included a subjective acceleration clauses which permit the lenders to demand payment in the event of a material adverse change. This new senior debt agreement was similar to the previous senior credit agreement except for the following provisions:

•	Required the complete pay-off of subordinated debt

•	The interest rate was reduced from prime + 6% to LIBOR + 2.5%

•	The annualized cost of Letters of Credit was reduced from 5% to 2.5% of the face amount

•	The total commitment increased to $30 million, up from the Senior Credit Agreement commitment level of $25.1 million.

Prior to the April Agreement, we had amended our senior facility on July 28, 2004 which provided for a revolving line of credit of up to $42.7 million and an extension of the then existing credit agreement through August 1, 2005. The commitment reduced to $25.1 million at April 30, 2005 as a result of the PIPE. Interest rates under the credit facility are at Bank of America’s prime rate in effect from time to time plus 4% and increase by one percentage point each quarter beginning November 1, 2004. The prime rate at April 30, 2005 was 5.75%. The Amendment also required a quarterly commitment fee of  1/2 of 1% (50 basis points) of the total commitment, and issuance of 150,000 detachable $.01 warrants as a fee.

On July 11, 2005, the Company signed a new three year credit agreement (“Agreement”). The Agreement provides for a revolving line of credit of up to $30.0 million with a maturity date of August 1, 2008 and is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2005

(All tabular dollar amounts in thousands, except per share and option amounts)

collateralized by a general lien on all of the Company’s assets. Interest rates under the Agreement are at LIBOR plus and at the Bank of America’s prime rate in effect from time to time. LIBOR and the prime rate at April 30, 2005 were 2.6% and 5.50%, respectively. The Agreement requires compliance with funded debt, tangible net worth and liquidity ratios. The Company also pays an annual letter of credit fee equal to 2.5% of the amount available to be drawn under each outstanding letter of credit. The annual letter of credit fee is payable quarterly in arrears. In addition, the New Credit Agreement, similar to prior agreements, includes a subjective acceleration clauses which permit the lenders to demand payment in the event of a material adverse change.

The Company makes use of its credit facility to fund its operations during the course of the year. In fiscal 2005, the Company borrowed an aggregate of $52.3 million on the credit facility while repaying $82.6 million. In fiscal 2004 and 2003, the Company borrowed an aggregate of $30.0 million and $53.2 million, respectively, on the credit facility while repaying $46.5 million and $52.0 million, respectively. As of April 30, 2005, the Company had $12.7 million of domestic unused line of credit. The process whereby the Company’s current excess cash receipts directly reduce the outstanding senior credit facility balance combined with material adverse change language discussed below, results in the balance outstanding being classified as a current liability.

In May 2001, the Company signed a $35 million subordinated debt agreement with The John Hancock Life Insurance Company and affiliated entities (“Hancock”). The agreement as previously amended requires semi-annual interest only payments at 15% and two equal principal payments due on April 30, 2007, and April 30, 2008. In addition, the Company issued 859,523 warrants to purchase Flow common stock at $.01 per share to Hancock. The value of the warrants relative to the total value of the transaction was 21% or $7.3 million which was recorded to Capital in Excess of Par. Accordingly, the value assigned to the warrants results in a discount to the carrying value of the Long-Term Obligations in the accompanying Consolidated Balance Sheets. The debt discount is amortized over the term of the debt by the effective interest method and the fully vested warrants expire on April 30, 2008. As of April 30, 2003, Hancock had agreed to defer required semi-annual interest payments, beginning with April 30, 2003, until April 30, 2004, which total $6.9 million. On July 28, 2004, Hancock amended the agreement to continue to defer interest through April 30, 2005, which totals an additional $5.3 million. All deferred and capitalized payments accrue interest at the rate of 15%.

On April 28, 2005, the Company repaid all principal, deferred interest as well as accrued interest, totaling $48.9 million. In conjunction with the pay-off, the Company wrote off the remaining unamortized debt discount of $4.3 million to Interest Expense, net in fiscal 2005.

The Company was in compliance with all covenants during fiscal 2005.

The Company has been able to satisfy its needs for working capital and capital expenditures, due in part to its ability to access adequate financing arrangements. The Company expects that operations will continue, with the realization of assets and discharge of liabilities in the ordinary course of business. Compliance with amended future debt covenants for the credit agreement requires the Company to meet its operating projections, which include achieving certain revenues and consistent operating margins. If the Company is unable to comply with its debt covenants and the Company’s lenders are unwilling to waive or amend the debt covenants, amounts owed under the Company’s credit agreement would become current, and the Company would be required to seek alternative financing.

The Company has five unsecured credit facilities in Taiwan with a commitment totaling 268 million New Taiwanese Dollars (US$8.5 million at April 30, 2005), bearing interest at rates ranging from 1.8% to 2.77% per annum. The credit facilities have maturities between 12 and 36 months and can be extended for like periods, as

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2005

(All tabular dollar amounts in thousands, except per share and option amounts)

needed, at the bank’s option. At April 30, 2005, the balance outstanding under these credit facilities amounts to US$2.4 million, $1.1 million of which is shown under Notes Payable while the remaining $1.3 million is classified under Term Loans Payable.

The Company has also obtained a seven-year collateralized long-term loan, expiring in 2011, in the amount of 145 million New Taiwanese Dollars (US$4.6 million at January 31, 2005) bearing interest at an annual rate of 2.75%. The loan is collateralized by the Company’s recently completed manufacturing facility. In June 2004, the Company borrowed $4.1 million against this facility and repatriated $3.5 million to the U.S. to reduce amount outstanding under the senior credit facility. The balance of $4.4 million at April 30, 2005 is included in Term Loans Payable.

Notes Payable also include borrowings under a $3.5 million (25 million Swedish Krona) Avure AB line of credit which is collateralized by trade accounts receivable and inventory, at an interest rate of Swedish prime (2.65% at April 30, 2005) plus 0.75%. The line of credit expires annually on December 31 and is renewable in yearly increments at the bank’s option. As of April 30, 2005, Avure AB has borrowed approximately $2.5 million under this line of credit and has approximately $1.0 million available under this credit facility.

Principal payments under all debt obligations for the next four years are as follows: $3,649,000 in 2006, $1,978,000 in 2007, $10,505,000 in 2008, $832,000 in 2009, $855,000 in 2010 and $1,328,000 thereafter. The 2006 amount differs from the current portion presented on the Consolidated Balance Sheet at April 30, 2005 because of the current classification of the Credit Agreement.

Note 10—Income Taxes

The components of consolidated (loss) income before income taxes and the provision for income taxes are as follows:

	Year Ended April 30,
	2005	2004	2003
(Loss) Income Before Provision for Income Taxes:
Domestic	$(21,068)	$(16,910)	$(35,166)
Foreign	12,609	10,059	(21,695)

Total	$(8,459)	$(6,851)	$(56,861)

The provision for income taxes comprises:

	Year Ended April 30,
	2005	2004	2003
Current:
Domestic	$—	$121	$—
State and Local	41	87	68
Foreign	2,168	4,343	1,327

Total	2,209	4,551	1,395
Deferred	129	646	11,208

Total	$2,338	$5,197	$12,603

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2005

(All tabular dollar amounts in thousands, except per share and option amounts)

Net deferred tax assets (liabilities) comprise the following:

	April 30, 2005	April 30, 2004
Current:
Accounts receivable allowances	$320	$331
Inventory capitalization	164	103
Obsolete inventory	602	613
Vacation accrual	237	262
Net operating loss carryover	861	537
Unrealized (gain) loss	(1,639)	433
Business tax credits	423	193

Subtotal	968	2,472
Valuation allowance	(107)	(1,502)

Total Current Deferred Taxes	861	970

Long-term:
Fixed assets	(58)	520
Net operating loss carryover	32,317	19,369
Goodwill	393	554
State and foreign taxes	127	(491)
AMT credits	564	564
Unrealized loss	—	—
All other	733	1,909

Subtotal	34,076	22,425
Valuation allowance	(34,076)	(22,425)

Total Long-Term Deferred Taxes	—	—

Total Net Deferred Tax Assets	$861	$970

A reconciliation of income taxes at the federal statutory rate to the provision (benefit) for income taxes is as follows:

	Year Ended April 30,
	2005	2004	2003
Income taxes at federal statutory rate	(34.0)%	(34.0)%	(34.0)%
Extra territorial income exclusion	—	—	(0.3)
Foreign tax rate differences	(4.1)	6.2	1.7
Change in valuation allowances	72.3	(28.4)	47.5
State and local tax rate differences	0.3	0.8	0.1
Original issue discount amortization	(10.1)	5.0	0.5
Non deductible meals	0.2	0.6	0.1
Foreign earnings not previously subject to U.S. tax	—	93.3	—
Foreign withholding taxes	2.6	26.9	—
Minimum tax	—	1.8	—
Other	0.4	3.7	6.6

Income tax provision	27.6%	75.9%	22.2%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2005

(All tabular dollar amounts in thousands, except per share and option amounts)

As of April 30, 2005, the Company had approximately $69.4 million of domestic net operating loss carryforwards to offset certain earnings for federal income tax purposes. These net operating loss carryforwards expire between fiscal 2022 and fiscal 2024. Net operating loss carryforwards in foreign jurisdictions amount to $28.6 million and do not expire.

Since 2003, the Company has provided a full valuation allowance against its domestic net operating losses and certain foreign net operating losses. The Company also placed a valuation allowance against certain other deferred tax assets based on the expected reversal of both deferred tax assets and liabilities. During 2005, the valuation allowance was increased by $10.3 million for net operating losses and other deferred tax assets realized this year.

In years prior to fiscal 2004 a provision was not made for U.S. income taxes or foreign withholding taxes on undistributed earnings of foreign subsidiaries. In the fourth quarter of fiscal 2004, the Company was no longer able to permanently defer foreign earnings as a result of changes in financing arrangements. As a result, the Company recorded a liability for withholding taxes payable on future repatriation of historical foreign earnings as of April 30, 2005 and 2004, of $217,000 and a $1.9 million respectively. In June 2004 and February 2005, the Company repatriated $3.5 million and $1.3 million, respectively, from certain foreign subsidiaries and plans to continue to repatriate additional earnings in the future as a result of foreign asset collateral requirements and the amended credit agreements discussed in Note 9.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. Although the deduction is subject to a number of limitations and, as of today, significant uncertainty remains as to how to interpret numerous provisions in the Act, the Company believes that it has the information necessary to make an informed decision on the impact of the Act on its repatriation plans. Based on that decision, the Company does not plan to repatriate extraordinary dividends, as defined in the Act, during the qualified period ended June 30, 2006 and accordingly has not recorded an additional tax liability as of April 30, 2005.

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

All options become exercisable upon a change in control of the Company. Options generally have a two-year vesting schedule, and are generally granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. The maximum term of options is 10 years from the date of grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2005

(All tabular dollar amounts in thousands, except per share and option amounts)

During late fiscal 1999 and early fiscal 2000, the Board of Directors of the Company approved options for 272,171 shares which were priced at fair value on the dates of Board approval, subject however to shareholder approval of a planned increase in the shares available under the 1995 LTI Plan. The grant date for these options occurred at the August 1999 shareholder meeting. Based upon the difference in fair value between the option strike price approved by the Board of Directors approval date and the fair value of the shares at the grant date, compensation expense of $0, $0 and $93,000 and was recorded during fiscal 2005, 2004 and 2003, respectively. As of April 2005 these options were fully vested. All subsequent grants of options were fully authorized at date of grant.

The following chart summarizes the status of the options at April 30, 2005, which expire at various times through 2014:

	1987 Nonemployee Directors Plan	1991 SO Plan and 1995 LTI Plan	Total
Number of options outstanding	454,125	1,576,096	2,030,221
Number of options vested	454,125	1,452,878	1,907,003
Average exercise price per share of options outstanding	$10.26	$8.70	$9.20

The weighted-average fair values at the date of grant for options granted in fiscal 2005, 2004 and 2003 were estimated using the Black-Scholes option-pricing model, based on the following assumptions: (i) no expected dividend yields for fiscal years 2005, 2004 and 2003; (ii) expected volatility rates of 62.7%, 61.8% and 58.9% for fiscal 2005, 2004 and 2003, respectively; and (iii) expected lives of six years for fiscal 2005, 2004 and 2003. The risk-free interest rate applied to fiscal 2005, 2004 and 2003 was 3.8%, 3.9% and 3.7%, respectively.

The following table summarizes information about stock options outstanding at April 30, 2005:

Range of Exercise Prices	Number Outstanding at April 30, 2005	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at April 30, 2005	Weighted- Average Exercise Price
$2.00 - $7.99	302,565	7.56 years	$4.07	183,347	$4.01
$8.00 - $10.00	704,741	2.96 years	8.99	704,741	8.99
$10.01 - $12.25	1,022,915	4.74 years	10.82	1,018,915	10.82

Total:	2,030,221	4.62 years	$9.20	1,907,003	$9.49

The following table presents the stock option activity for the years ended April 30:

	2005		2004		2003
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding—beginning of year	2,089,412	$9.05	2,500,682	$9.26	3,262,185	$9.62
Granted during the year:	21,250	5.92	42,500	2.10	263,140	3.68
Exercised during the year:	(44,375)	2.55	—	—	(77,000)	5.38
Forfeited during the year:	(36,066)	8.05	(453,770)	9.53	(947,643)	9.27

Outstanding, end of year	2,030,221	$9.20	2,089,412	$9.05	2,500,682	$9.26
Exercisable, end of year	1,907,003	$9.49	1,875,299	$9.65	2,049,636	$9.87
Weighted Average fair value of options granted during each period:		$3.59		$1.26		$2.14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2005

(All tabular dollar amounts in thousands, except per share and option amounts)

During fiscal 2005, 2004 and 2003 the Company recorded non-cash compensation expense of $1.4 million, $763,000 and $284,000, respectively, related to various compensatory arrangements which provide common stock or restricted stock units, rather than options, to the Board of Directors and executive management.

The table below presents the expense components related to the various common stock arrangements for employees and Directors for the three years ended April 30, 2005.

	Year Ended April 30,
	2005	2004	2003
Accrual for annual compensatory stock award to Board members	$240	$270	$—
Executive employment and retention contracts	1,156	493	284

	$1,396	$763	$284

The non-employee Board of Directors are eligible to receive and are granted an annual $30,000 each worth of common stock.

In July 2003, the Company entered into retention agreements with certain key executives which entitles them to cash payments as well as stock grants that vest on December 31, 2006. 350,000 shares have been granted. The related expense is being recognized through 2006.

In fiscal 2004, the Company implemented an incentive compensation program which pays executive management 50% in cash and 50% in common stock upon achievement of certain performance targets. The Company issued 343,000 shares in fiscal 2005 for the payout of the fiscal 2004 plan.

The January 2003 employment agreement with the CEO provides for annual restricted stock grants of 45,000 shares. These restricted stock grants vest on the earlier of the achievement of yearly performance targets or 10 years.

Note 12—Voluntary Pension and Salary Deferral Plan:

The Company has a 401(k) savings plan in which employees may contribute a percentage of their compensation. At its discretion, the Company may make contributions based on employee contributions and length of employee service. In October 2002, the Company discontinued its discretionary match to employees. Company contributions and expenses under the plan for the years ended April 30, 2005, 2004, and 2003 were $0, $0 and $452,000 respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2005

(All tabular dollar amounts in thousands, except per share and option amounts)

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

Note 14—Commitments and Contingencies:

Lease Commitments

The Company rents certain facilities and equipment under agreements treated for financial reporting purposes as operating leases. The majority of leases currently in effect are renewable for periods of two to five years. Rent expense under these leases was approximately $4.2 million, $4.9 million, and $6.1 million for the years ended April 30, 2005, 2004 and 2003, respectively.

Future minimum rents payable under operating leases for years ending April 30 are as follows:

Year Ending April 30,
2006	$3,716
2007	3,464
2008	2,814
2009	1,851
2010	1,773
Thereafter	4,096

$17,714

Product Liability

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2005

(All tabular dollar amounts in thousands, except per share and option amounts)

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

Legal Proceedings

On November 18, 2004, Omax Corporation (“Omax”) filed suit against the Company alleging that the Company’s products infringe on Omax’s patents. The suit also seeks to have a specific patent held by the Company declared invalid. The Company filed its response on December 8, 2004. In its answer, the Company asserts that it does not infringe Omax’s patents and Omax’s patents are invalid and unenforceable. In its counterclaim, the Company seeks damages from Omax for violation of antitrust laws and injunctive relief and damages for infringement of the Company’s patent. Although the Omax suit seeks damages of over $100 million, the Company believes Omax’s claims are without merit and intends not only to contest Omax’s allegations of infringement but also to vigorously pursue its claims with regard to its own patent. Accordingly, the Company has not provided any loss contingency accrual related to the Omax lawsuit as of April 30, 2005. The Company will incur legal expenses as part of this lawsuit and will expense them as incurred. While an exact amount of legal fees is not known at this time, the total fees are expected to be more than $1 million over the next year to two years.

Other

During fiscal 2003, the Company was required to repurchase a previously sold industrial press from a bankrupt customer and the Company recorded a charge of $760,000. During the year ended April 30, 2004, the Company sold this industrial press to an unrelated party.

Note 15—Discontinued Operations:

As of April 30, 2003, the Company reported one of its subsidiaries as a discontinued operation. This wholly owned subsidiary of the Company was involved in the decommissioning of oil wells. On May 16, 2003, the Company consummated the sale of the subsidiary’s assets, recording proceeds of $1.8 million and a gain on the sale (net of tax) of approximately $650,000. The Company retains no future interest in the subsidiary. The Company segregated this subsidiary’s assets as assets of discontinued operations on the April 30, 2003 Consolidated Balance Sheet and presented the subsidiary’s results of operations as discontinued operations, net of applicable taxes, on the Consolidated Statement of Operations for the three years ended April 30, 2005.

The operating results of discontinued operations, for the each of three years ended April 30, 2005, are summarized below:

	Year Ended April 30:
	2005	2004	2003
Net sales	$—	$—	$1,215
(Loss) income before tax	—	(188)	(792)
Net (loss) income	—	(124)	(523)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2005

(All tabular dollar amounts in thousands, except per share and option amounts)

Note 16—Restructuring and Financial Consulting Charges:

Since May 2003, the Company has been executing a plan intended to return it to profitability through reductions in headcount, consolidation of facilities and operations, and closure or divestiture of selected operations.

The following table summarizes accrued restructuring activity for fiscal 2004 and 2005 (in thousands):

	North America Waterjet		Other International Waterjet			Other Waterjet	Food		International Press		Consolidated
	Facility Exit Costs	Other	Severance Benefits	Facility Exit Costs	Other	Severance Benefits	Severance Benefits	Facility Exit Costs	Severance Benefits	Facility Exit Costs	Severance Benefits	Facility Exit Costs	Other	Total
Q1 restructuring charge	$—	$—	$248	$—	$—	$—	$—	$—	$—	$—	$248	$—	$—	$248
Q1 cash payments	—	—	(128)	—	—	—	—	—	—	—	(128)	—	—	(128)

Balance, July 31, 2003	—	—	120	—	—	—	—	—	—	—	120	—	—	120
Q2 restructuring charge	—	178	(120)	105	302	—	—	—	201	191	81	296	480	857
Q2 cash payments	—	(178)	—	—	(47)	—	—	—	—	—	—	—	(225)	(225)
Q2 charge-offs	—	—	—	—	(255)	—	—	—	—	—	—	—	(255)	(255)

Balance, October 31, 2003	—	—	—	105	—	—	—	—	201	191	201	296	—	497
Q3 restructuring charge	407	170	—	85	484	89	—	—	—	—	89	492	654	1,235
Q3 cash payments	(270)	(160)	—	(14)	—	—	—	—	(121)	—	(121)	(284)	(160)	(565)
Q3 charge-offs	—	(10)	—	(85)	(484)	—	—	—	—	—	—	(85)	(494)	(579)

Balance, January 31, 2004	137	—	—	91	—	89	—	—	80	191	169	419	—	588
Q4 restructuring charge	15	412	—	255	—	—	—	—	234	—	234	270	412	916
Q4 cash payments	(13)	(126)	—	(13)	—	(89)	—	—	(70)	—	(159)	(26)	(126)	(311)
Q4 charge-offs	—	(286)	—	—	—	—	—	—	—	—	—	—	(286)	(286)

Balance, April 30, 2004	139	—	—	333	—	—	—	—	244	191	244	663	—	907
Q1 restructuring charge	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Q1 cash payments	(9)	—	—	(4)	—	—	—	—	(68)	(3)	(68)	(16)	—	(84)

Balance, July 31, 2004	130	—	—	329	—	—	—	—	176	188	176	647	—	823
Q2 restructuring charge	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Q2 cash payments	(9)	—	—	(4)	—	—	—	—	(64)	(3)	(64)	(16)	—	(80)

Balance, October 31, 2004	121	—	—	325	—	—	—	—	112	185	112	631	—	743
Q3 restructuring charge		—	—	—	—	—	120	119		—	120	119	—	239
Q3 cash payments	(9)	—	—	(10)	—	—	(17)	(39)	(39)	(3)	(56)	(61)	—	(117)

Balance, January 31, 2005	112	—	—	315	—	—	103	80	73	182	176	689	—	865
Q4 restructuring charge		—	—	—	—	—	—	—		—	—	—	—	—
Q4 cash payments	(9)	—	—	(31)	—	—	(50)	(17)	(39)	(3)	(89)	(60)	—	(149)

Balance, April 30 2005	$103	$—	$—	$284	$—	$—	$53	$63	$34	$179	$87	$629	$—	$716

The Company recorded net restructuring charges of $3.3 million during the year ended April 30, 2004. The Company evaluated the workforce and skill levels necessary to satisfy the expected future requirements of the business. As a result, the Company implemented plans to eliminate redundant positions and realign and modify certain roles based on skill assessments. The Company recorded net restructuring charges of $652,000 in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2005

(All tabular dollar amounts in thousands, except per share and option amounts)

employee severance related costs for approximately 48 individuals. The fiscal 2004 reductions in the global workforce were made across manufacturing, engineering as well as general and administrative functions within the Company. The Company has also recorded $1,058,000 of facility exit costs for the year ended April 30, 2004 primarily as a result of consolidating its two Kent facilities into one facility, vacating the manufacturing warehouse portion of its Flow Europe facility and reducing space utilized in its Swedish manufacturing facility. In addition, the Company scrapped obsolete parts, returned surplus parts to vendors or sold parts to third parties, which totaled $1,546,000 and is included as charge-offs above, in conjunction with the shutdown of its manufacturing operation in Europe and standardization of its product line.

During the year ended April 30, 2005, the Company closed its sales and marketing office for its Food segment and terminated two employees. In connection with this restructuring, the Company accrued lease termination costs, net of expected sublease income, of $119,000 which will be paid over two years and severance benefits of $120,000 which will be paid over the next six months. The Company completed its restructuring program by April 30, 2005.

The remaining accrued severance costs in International Press of $34,000 as of April 30, 2005 will be paid over the next three months and the remaining accrued facility exit costs for all segments other than Food of $565,000, which consist of long-term lease commitments, net of expected sublease income, will be paid primarily over the next several years.

During the year ended April 30, 2005 and 2004, we incurred $.6 million and $1.5 million, respectively, of professional fees associated with the restructuring of our debt in July 2004 and July 2003, respectively. These costs were evaluated under EITF 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving—Debt Arrangements”, and as they were either expenses related to potential senior debt financing with lenders that did not occur, or they related to expenses associated with our subordinated debt and did not result in increase in the facility, they were expensed.

Note 17—Operating Segment and Geographical Information:

The Company has determined that its operating segments are those based upon the manner in which internal financial information is produced and evaluated by the chief operating decision maker (the Company’s Chief Executive Officer). Additionally, certain geographical information is required regardless of how internal financial information is generated.

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

For the three years ended April 30, 2005

(All tabular dollar amounts in thousands, except per share and option amounts)

The table below presents information about the reported operating (loss) income and assets of the Company for the years ended April 30, 2005, 2004 and 2003.

	Waterjet				Avure
	North America Waterjet	Asia Waterjet	Other International Waterjet	Other	Food	North America Press	International Press	Eliminations	Total
2005
External sales	$82,381	$25,505	$34,530	$30,550	$15,072	$16,617	$14,710		$219,365

Operating (loss) income	$2,128	$6,247	$552	$78	$(2,138)	$806	$3,927	$(140)	$11,460

Goodwill	$2,463	$301				$765	$8,299		$11,828

Total assets	$83,434	$28,967	$19,812	$9,855	$13,479	$9,658	$47,117	$(80,988)	$131,334

2004
External sales	$59,044	$20,502	$28,160	$25,155	$15,296	$7,445	$22,007		$177,609

Operating (loss) income	$(4,871)	$5,299	$(2,921)	$335	$(2,874)	$9	$2,672	$468	$(1,883)

Goodwill	$2,463	$301				$765	$7,731		$11,260

Total assets	$88,050	$27,587	$17,935	$12,265	$16,227	$4,802	$45,907	$(77,702)	$135,071

2003
External sales	$53,995	$17,667	$22,941	$26,892	$4,851	$7,668	$10,101		$144,115

Operating (loss) income	$(7,198)	$3,433	$(15,557)	$(8,503)	$(16,819)	$100	$(5,242)	$1,087	$(48,699)

Goodwill	$2,463	$301				$765	$7,208		$10,737

Total assets	$107,448	$20,658	$30,190	$13,154	$15,062	$4,523	$45,645	$(88,979)	$147,701

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2005

(All tabular dollar amounts in thousands, except per share and option amounts)

The table below presents the Company’s operations and other financial information by geographical region:

	United States	Europe	Asia	Other Foreign	Adjustments & Eliminations	Consolidated
Fiscal 2005
Sales:
Customers (1)	$131,032	$45,417	$25,505	$17,411	$—	$219,365
Inter-area (2)	20,549	13,171	928	1,725	(36,373)	—

Total sales	$151,581	$58,588	$26,433	$19,136	$(36,373)	$219,365

Long-Lived Assets	$12,011	$21,725	$6,941	$599		$41,276

Fiscal 2004
Sales:
Customers (1)	$97,546	$46,557	$20,502	$13,004	$—	$177,609
Inter-area (2)	13,917	15,051	1,214	365	(30,547)	—

Total sales	$111,463	$61,608	$21,716	$13,369	$(30,547)	$177,609

Long-Lived Assets	$12,355	$24,276	$7,068	$761		$44,460

Fiscal 2003
Sales:
Customers (1)	$79,450	$31,326	$17,666	$15,673	$—	$144,115
Inter-area (2)	12,499	600	1,166	72	(14,337)	—

Total sales	$91,949	$31,926	$18,832	$15,745	$(14,337)	$144,115

Long-Lived Assets	$17,455	$25,094	$3,172	$999		$46,720

(1)	U.S. sales to unaffiliated customers in foreign countries were $12.8 million, $15.1 million, and $12.5 million in fiscal 2005, 2004, and 2003, respectively.
(2)	Inter-area sales to affiliates represent products that were transferred between geographic areas at negotiated prices, which are consistent with the terms sales to third parties, that is, at current market prices. These amounts have been eliminated in the consolidation.

Note 18—New Accounting Pronouncements

During October 2004, the FASB ratified the consensus reached by the EITF with respect to EITF Issue No. 04-10, Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds (EITF 04-10), which clarifies the guidance in paragraph 19 of FAS No. 131, Disclosures about Segments of an Enterprise and Related Information (FAS No. 131). According to EITF 04-10, operating segments that do not meet the quantitative thresholds can be aggregated under paragraph 19 only if aggregation is consistent with the objective and basic principle of FAS No. 131, the segments have similar economic characteristics, and the segments share a majority of the aggregation criteria listed in items (a)-(e) in paragraph 17 of FAS No. 131. The FASB staff is currently working on a FASB Staff Position (FSP) to provide guidance in determining whether two or more operating segments have similar economic characteristics. The effective date of EITF 04-10 has been delayed in order to coincide with the effective date of the anticipated FSP, with early application is permitted. The adoption of EITF 04-10 is not expected to have an impact on the Company’s Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2005

(All tabular dollar amounts in thousands, except per share and option amounts)

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs—an Amendment of ARB No. 43, Chapter 4.” This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage, requiring these items be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and will become effective for the Company beginning in May 2006. The full impact that the adoption of this statement will have on the Company’s financial position and results of operations has not yet been determined.

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

In March 2005, the FASB issued FASB Staff Position (FSP) FIN 46(R)-5, Implicit Variable Interests Under FIN 46(R). FSP FIN 46(R)-5 states that a reporting entity should consider whether it holds an implicit variable interest in a variable interest entity (VIE) or in a potential VIE. If the aggregate of the explicit and implicit variable interests held by the reporting entity and its related parties would, if held by a single party, identify that party as the primary beneficiary, the party within the group most closely associated with the VIE should be deemed the primary beneficiary. The guidance of FSP FIN 46(R)-5 is effective for the reporting period beginning after March 3, 2005. The Company is currently evaluating the impact of FSP FIN 46(R)-5, but does not believe it will have a material impact on its Consolidated Financial Statements.

In March 2005, the FASB also issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated FIN 47 is effective for no later than the end of fiscal years ending after December 15, 2005. The Company does not expect the adoption of FIN 47 to have a material effect on its Consolidated Financial Statements.

Note 19—Subsequent Events:

Avure –

With authorization from the Board of Directors in September 2004, we engaged the services of Danske Markets, Inc., which is working in Europe in cooperation with Close Associates to assist us in the sale of our General Press operations. These businesses are comprised of the North America Press and International Press segments. As these segments do not utilize ultrahigh-pressure water pumps, they are not considered core to our business, and it is our intent to divest ourselves of these operations. However, there can be no assurance we will find a suitable buyer at an acceptable price. If we do divest these businesses, it is anticipated that we will enter into a manufacturing agreement to provide the purchaser with the ultrahigh-pressure pump components and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2005

(All tabular dollar amounts in thousands, except per share and option amounts)

related spare parts for the Fresher Under Pressure business. These segments do not meet the accounting criteria to be considered assets held for sale as of April 30, 2005 and accordingly the results of operations are shown as continuing operations and the related assets have not been reported as held for sale in our financial statements. Upon divestiture, we will record to the Statement of Operations the Cumulative Translation Adjustment of these operations which represent a $4.8 million credit at April 30, 2005.

Flow Robotics Systems –

In an effort to control costs and to focus on the core UHP waterjet systems, on June 2, 2005, the Company announced that it had expanded its strategic relationship with Motoman, Inc. to deliver standard, pre-engineered robotic waterjet cutting solutions to the automotive industry. The relationship means that Motoman, Inc. will be the primary sales contact with the end user for standard systems and the Company will sell UHP pumps and parts to Motoman, Inc. to be integrated into the pre-engineered robotic cutting system. At the same time, the Company announced that, in order to realign its resources with this new strategic direction, its custom robotic waterjet cutting system manufacturing would be relocated from Wixom, Michigan to Burlington, Ontario. This closure is expected to be completed by the second quarter of fiscal year 2006 with restructuring expenses of approximately $1,000,000. These expenses include severance payments for employees, exit expenses for the facility as well as logistical expenses for moving and disposing of equipment and assets. The Company has also retained a broker to assist in the evaluation of various opportunities for the Applications Group, the Company’s “Other” segment.

Note 20—Selected Quarterly Financial Data (unaudited):

Fiscal 2005 Quarters	First	Second	Third	Fourth	Total
Sales	$48,982	$55,467	$49,872	$65,044	$219,365
Gross Margin	17,895	18,255	18,614	26,065	80,829

Loss Before Discontinued Operations	(2,340)	(275)	(3,501)	(4,681)	(10,797)
Net (Loss) Income	(2,340)	(275)	(3,501)	(4,681)	(10,797)

Loss Per Share:
Basic and Diluted
(Loss) Income Before Discontinued Operations *	(.15)	(.02)	(.22)	(.20)	(.61)
Net (Loss) Income *	(.15)	(.02)	(.22)	(.20)	(.61)

Fiscal 2004 Quarters	First	Second	Third	Fourth	Total
Sales	$37,182	$43,689	$42,382	$54,356	$177,609
Gross Margin	13,385	15,651	16,298	19,893	65,227

Loss Before Discontinued Operations	(6,193)	(1,929)	(321)	(3,605)	(12,048)
Net Loss	(5,667)	(1,929)	(321)	(3,605)	(11,522)

Loss Per Share:
Basic and Diluted
Loss Before Discontinued Operations	(.40)	(.13)	(.02)	(.23)	(.78)
Net Loss	(.37)	(.13)	(.02)	(.23)	(.75)

*	Quarters do not equal year due to equity offering in the fourth quarter of fiscal 2005.

FLOW INTERNATIONAL CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

		Additions
Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions *	Balance at End of Period
Year Ended April 30:

Allowance for Doubtful Accounts
2005	$4,777	$584	$54	$(1,556)	$3,859
2004	5,019	1,366	(19)	(1,589)	4,777
2003	962	4,978	131	(1,052)	5,019

Provision for Slow-Moving and Obsolete Inventories
2005	$2,499	$1,053	$46	$(665)	$2,933
2004	4,336	975	—	(2,812)	2,499
2003	1,792	4,271	69	(1,796)	4,336
* Write-offs of uncollectible accounts and disposal of obsolete inventory.
Classification	Balance at Beginning of Period	Net Change	Balance at End of Period
Year Ended April 30:

Valuation Allowance on Deferred Tax Assets
2005	$23,927	$10,256	$34,183
2004	25,768	$(1,841)	$23,927
2003	615	25,153	25,768

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

In December 2004, in connection with the restatement of our fiscal 2002, 2003 and 2004 financial statements, our independent registered public accounting firm reported to our Audit Committee two matters involving internal controls which our independent registered public accounting firm considered to be material weaknesses in our financial reporting process, as defined by the Public Company Accounting Oversight Board (“PCAOB”) in Auditing Standard No. 2. As defined by the PCAOB, a material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management agrees and has responded to the Audit Committee and our independent registered public accounting firm and has addressed each matter raised in our independent registered public accounting firm’s report. As of April 30, 2005, we had not completed the remediation of these material weaknesses.

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

These deficiencies in both design and operational effectiveness contributed to significant post-closing adjustments and delays in the completion and filing of our July 31, 2004 and October 31, 2004 Forms 10-Q and restatement of our financial statements for the fiscal years ended April 30, 2004, 2003 and 2002.

Our management and Audit Committee have dedicated significant resources to assessing the underlying issues giving rise to the restatements and to ensure that proper steps have been and are being taken to improve our control environment. We have assigned the highest priority to the correction of these deficiencies and have taken and will continue to take action to fully correct them. Management is committed to instilling strong control policies and procedures and ensuring that the ‘tone at the top’ is committed to accuracy and completeness in all financial reporting.

As of April 30, 2005 we have addressed each of the material weakness comments as follows:

Comment # 1

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

We engaged a financial consulting firm to assist in both the detail reconciliation work, as well as reviewing current processes and controls and assistance in the development of prospective processes and controls over the inter-company reconciliation process. We created a standardized template used in the reconciliation of all our inter-company accounts. These reconciliations are reviewed for accuracy and completeness by our Chief Financial Officer. Additionally, we have created a new template for use in generation of our Statement of Cash Flows. We have modified our monthly divisional close check list to ensure all required reconciliations are completed, as well as help ensure adherence to corporate policies and procedures. As is described in the following paragraph, we still need to hire one or two additional persons, depending on skill set, to provide enhanced review of the consolidated financial statements.

Comment # 2

•	Insufficient staffing of the accounting and reporting function. The finance and accounting function requires additional personnel with appropriate skills and training to identify and address the application of technical accounting literature to our transactions and activities.

We have filled several new positions in the corporate accounting and finance department with newly hired staff, including a financial planner, assistant controller and senior accountant. We have not completed the hiring process at corporate as we continue to assess our staffing needs. We need, at a minimum, a strong technical accountant to ensure compliance with all current and future accounting rules. Currently the existing staff is addressing our application of technical accounting literature. We will continue to assess staffing needs at both corporate and our subsidiaries. We have applied additional resources and time to improve the documentation of our accounting positions, but more is needed in this area and will be enhanced with the addition of a technical accountant. We are and have been actively recruiting for the technical accountant position for several months. We have experienced difficulty in finding qualified applicants and several candidates that we have made offers to have declined the offer. We will strive to fill the position as soon as possible.

The implementation of the initiatives described above, as well as completion of the open items, are among our highest priorities. Our Audit Committee will continually assess the progress and sufficiency of these initiatives and make adjustments as and when necessary. As of the date of this report, management believes that the plan outlined above, when completed, will eliminate the material weaknesses in internal accounting control as described above. In light of the material weaknesses described above and the progress to date, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures were not effective as of the end of the fiscal year 2005.

Management and the Audit Committee will continue to work towards remediation of these material weaknesses, however, management and our Audit Committee do not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control gaps and instances of fraud have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

Information regarding directors and executive officers of the registrant is incorporated herein by reference from our Proxy Statement.

Item 11.    Executive Compensation.

Information regarding executive compensation is incorporated herein by reference from our Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference from our Proxy Statement.

Item 13.    Certain Relationships and Related Transactions.

Information regarding certain relationships and related transactions is incorporated herein by reference from our Proxy Statement.

Item 14.    Principal Accountant Fees and Services.

Information regarding fees paid to our principal accountant and our Audit Committee’s pre-approval policies and procedures is incorporated herein by reference from our Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

1.	Consolidated Financial Statements.

See Item 8 of Part II for a list of the Financial Statements filed as part of this report.

2.	Financial Statement Schedules.

See Item 8 of Part II for a list of the Financial Statement Schedules filed as part of this report.

3.	Exhibits. See subparagraph (b) below.

(b)	Exhibits.

Exhibit Number

3.1	Articles of Incorporation, filed with the state of Washington October 1, 1998. (Incorporated by reference to Exhibit 3.1 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 1999.)

3.2	By-Laws of Flow International Corporation. (Incorporated by reference to Exhibit 3.1 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 1999.)

4.1	Certificate of Designation of Series B Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 4.5 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 1990.)

4.2	Amended and Restated Rights Agreement dated as of September 1, 1999, between Flow International Corporation and ChaseMellon Shareholder Services, L.L.C. (Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated September 1, 1999.)

4.3	Warrant to Purchase Shares of Common Stock of Flow International Corporation. (Incorporated by reference to the registrant’s Current Report on Form 8-K dated June 12, 2001.)

10.1	Flow International Corporation 1987 Stock Option Plan for Nonemployee Directors, as amended. (Incorporated by reference to Exhibit 10.5 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 1994.)

10.2	Flow International Corporation 1995 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 2000.)

10.3	Flow International Corporation Voluntary Pension and Salary Deferral Plan and Trust Agreement, as amended and restated effective January 1, 2002. (Incorporated by reference to Exhibit 10.3 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 2003.)

10.4	Form of Change in Control Agreement. (Incorporated by reference to Exhibit 10.17 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 1996.)

10.5	Employment Agreement dated November 25, 2002 between Stephen R. Light and Flow International Corporation. (Incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2003.)

10.6	Lease dated January 30, 2003 between Flow International and Property Reserve, Inc. (Incorporated by reference to Exhibit 10.11 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 2003.)

Exhibit Number

10.7	Credit Agreement dated as of July 8, 2005 among Flow International Corporation, Bank of America, N.A. and U.S. Bank National Association. (Incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K dated July 19, 2005, as amended by the Form 8-K/A dated July 29, 2005.)

21.1	Subsidiaries of the Registrant.*

23.1	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOW INTERNATIONAL CORPORATION

July 29, 2005

/S/ STEPHEN R. LIGHT
Stephen R. Light President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on this 29th day of July, 2005.

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