Form 10-K/A
period 2005-04-30
FLOW INTERNATIONAL CORP
filed 2005-11-23
CIK 713002

UNITED STATES

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒.

The aggregate market value of the registrant’s common equity held by nonaffiliates of the registrant based on the last sale price of such stock on October 31, 2004 (the last day of the registrant’s previously completed second quarter) was approximately $42,841,991.

The number of shares of common stock outstanding as of July 21, 2005 was 34,574,746 shares. The number of shares of common stock outstanding as of November 14, 2005 was 34,642,316 shares.

Documents Incorporated By Reference

Part I:	None

Part II:	None

Part III:	The information required by these Items of Part III are incorporated by reference from the Registrant’s definitive proxy statement which involves the election of directors and which was filed with the Commission on August 24, 2005.

Item 10	Directors and Executive Officers of the Registrant

Item 11	Executive Compensation

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13	Certain Relationships and Related Transactions

Item 14	Principal Accountant Fees and Services

Part IV:	None

EXPLANATORY NOTE: As described in Note 2 to the Consolidated Financial Statements, Flow International Corporation has restated its previously filed consolidated financial statements as of April 30, 2005 and 2004 and for the year ended April 30, 2005 included in its Annual Report on Form 10-K for the fiscal year ended April 30, 2005, which was filed with the Securities and Exchange Commission on July 29, 2005. We have identified errors in our financial statements related to an impairment of the carrying amount of goodwill, the valuation of anti-dilution warrants, additional costs incurred on percentage-of-completion contracts and the presentation of percentage-of-completion related balances on the Consolidated Balance Sheet, the computation of stock compensation expense, the allocation of the valuation allowance to deferred tax asset and liability balances, the recording of straight-line rent expense, and the classification of technical service expenses.

We have reviewed our goodwill impairment analysis under Statement of Financial Accounting Standards No. 142 (“FAS 142”), “Goodwill and Other Intangible Assets” and concluded that our original determination that there was no impairment as of April 30, 2005 was incorrect. We had originally concluded that it was appropriate to carry-forward our valuation analysis from April 30, 2003 to April 30, 2005, because we believed there was a less than remote possibility that an updated analysis would result in a valuation of the reporting units’ goodwill being less than book value. Prior to the original filing of our Form 10-K, we had discussions with a potential buyer and had received an indication of intent to purchase three of our reporting segments for a value that was less than the related carrying value, thus indicating that using our April 30, 2003 analysis was no longer appropriate. We have prepared an updated valuation analysis on an individual reporting unit basis using the expected offer price which resulted in the determination that the goodwill for the International Press and North America Press reportable segments was fully impaired as of April 30, 2005. Accordingly, the restated financial statements reflect in the Consolidated Statement of Operations for the year ended April 30, 2005 an impairment charge and reduction in net income of $8.7 million and in the Consolidated Balance Sheet as of April 30, 2005 a reduction of $9.1 million in Goodwill and $383,000 reduction in Minority Interest. We expect to realize a gain on the disposition of the North America and International Press reportable segments as well as the non ultrahigh-pressure portion of the Food reportable segment upon consummation of this asset group on October 31, 2005, as discussed in Note 21 to the Consolidated Financial Statements.

We have assessed the valuation of anti-dilution warrants issued to our senior and subordinated lenders on March 21, 2005 and concluded that we computed the value of these warrants using the stock price as of an incorrect date. The correction of this under-valuation increased Interest Expense by $564,000 in our Consolidated Statement of Operations for the year ended April 30, 2005 and increased Prepaid Expenses by $44,000 and Capital In Excess of Par by $608,000 in our Consolidated Balance Sheet as of April 30, 2005.

We have determined that our Cost of Sales in the Consolidated Statement of Operations was understated for several loss contracts accounted for using the percentage-of-completion method as our estimates for cost to complete were not updated prior to the issuance of our financial statements. We have accrued an additional $261,000 in costs in Cost of Sales in our Consolidated Statement of Operations for the year ended April 30, 2005 and in Other Accrued Liabilities on the Consolidated Balance Sheet as of April 30, 2005. In addition, we noted inconsistencies between our divisions in the balance sheet presentation of accounts receivable and cash receipts relating to contracts accounted for using the percentage-of-completion method. We have therefore adjusted our Consolidated Balance Sheet to reflect a consistent presentation and comply with the provisions of SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The effect of these adjustments was to decrease Receivables, net and Customer Deposits by $4.5 million and $5.9 million as of April 30, 2005 and 2004, respectively.

We have also concluded that our computation of compensation expense for performance based equity awards and for stock awards for services was incorrect and understated the compensation amount. The correction increased General & Administrative Expense by $189,000 in our Consolidated Statement of Operations for the year ended April 30, 2005 and Capital In Excess of Par in our Consolidated Balance Sheet as of April 30, 2005.

We noted that our deferred tax valuation allowance had been inappropriately classified in our Consolidated Balance Sheet. Specifically, Financial Accounting Standard No. 109 (“FAS 109”), “Accounting for Income Taxes”, provides that the valuation allowance for a particular tax jurisdiction shall be allocated between current and noncurrent deferred tax assets on a pro rata basis, rather than against noncurrent then current deferred tax assets. Consequently, we have revised our Consolidated Balance Sheet to reflect the proper allocation of the valuation allowance between current and noncurrent deferred tax balances. This adjustment reduced current deferred tax assets by $923,000 and increased current deferred tax liability and noncurrent deferred tax assets by $609,000 and $1.5 million as of April 30, 2005, respectively. The reclassification as of April 30, 2004 increased current deferred tax assets and increased non-current deferred tax liabilities by $55,000.

Further, we have determined that we did not consistently apply Statement of Financial Accounting Standard No. 13 (“FAS 13”), “Accounting for Leases”, to leases with rent escalation clauses. As a result, we increased Cost of Sales and General & Administrative Expenses by $108,000 and $16,000, respectively, in the Consolidated Statement of Operations for the year ended April 30, 2005 to properly reflect rent on a straight-line basis. Other Accrued Liabilities and Other Long-Term Liabilities in our Consolidated Balance Sheet as of April 30, 2005 increased by $31,000 and $93,000 to reflect the corresponding deferred rent liability.

Lastly, we have reviewed the classification of our technical services expenses for North America Waterjet for the year ended April 30, 2005 and have concluded that $625,000 of expenses were improperly included as Research & Engineering Expenses. We have reclassified such expenses into Marketing Expenses consistent with prior period presentation in the Consolidated Statement of Operations.

Certain of the errors described above impacted our results for the quarter ended April 30, 2005. As a result, we have restated the unaudited selected quarterly financial data included in Note 21 to the Consolidated Financial Statements as appropriate.

Our September 20, 2005 Form 8-K disclosed that our Independent Registered Public Accounting Firm (“IRPAF”) had advised us that it was completing required audit procedures on the 2005 financial statements in conjunction with a Public Company Accounting Oversight Board’s inspection of our IRPAF. Those procedures have been completed. The restatements referred to above arose in part as a result of findings during the completion of these procedures.

In addition, as described in Note 21 to the Consolidated Financial Statements, the North America Press and International Press reportable segments, as well as the non ultrahigh-pressure portion of the Food reportable segment were sold to the Gores Technology Group, LLC on October 31, 2005.

As reported in our original Item 9A, we previously reported two material weaknesses in our internal controls. We have determined that these weaknesses contributed to the restatement referred to above and we have not yet completed their remediation. We have updated our disclosures in our Item 9A report included in this Form 10-K/A to address this restatement.

Items in the Form 10-K/A affected by the restatement and amended by this filing are:

Part I:

Item 1	Business

Part II:

Item 6	Selected Financial Data

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pages 15-30

Item 8	Financial Statements and Supplementary Data

The consolidated financial statements appearing on pages 48-51 and Notes 1, 2, 3, 7, 9, 10, 11, 17, 18, 21 and 22 thereto

Item 9A	Controls and Procedures

Part IV:

Item 15	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Exhibit 23.1

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

Except as described above, all other information is unchanged and reflects the disclosures made at the time of the original filing on July 29, 2005 and this Form 10-K/A does not otherwise reflect events occurring after the original filing or otherwise modify or update these disclosures. Accordingly, this Form 10-K/A should be read in conjunction with our filings with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K.

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

Research and Engineering

We have devoted between 4% and 9% of revenues to research and engineering during each of the three years ended April 30, 2005. Research and engineering expenses were $9.1 million, $10.7 million, and $13.5 million, in fiscal 2005, 2004 and 2003, respectively. While we will continue a robust research and engineering program to maintain our technological leadership position through development of new products and applications, as well as enhancement of our current product lines, a more focused effort has allowed us to decrease our research and engineering expenses as a percent of revenue to 4% for the fiscal year ended April 30, 2005.

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

Item 3.    Legal Proceedings

At any time, we may be involved in certain legal proceedings. As of April 30, 2005, we have accrued our estimate of the probable costs for the resolution of these claims. This estimate has been developed in consultation with outside legal counsel and is based upon an analysis of potential outcomes, assuming a combination of litigation and settlement strategies. We do not believe these proceedings will have a material adverse effect on our consolidated financial position. However, it is possible that future results of operations or cash flows for any particular quarterly or annual period could be materially affected by changes in our assumptions, or the effectiveness of our strategies, related to these proceedings. See Notes 1 and 15 of Notes to Consolidated Financial Statements for a description of our product liability claims and litigation.

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

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Dividends

We have not paid dividends to common shareholders in the past. Our Board of Directors intends to retain future earnings, if any, to finance development and expansion of our business and reduce debt and does not expect to declare dividends to common shareholders in the near future. As of April 30, 2005, our financing agreements contained restrictions on our ability to pay dividends to our shareholders. These restrictions were eliminated by the credit agreement executed on July 8, 2005. See Note 10 to Consolidated Financial Statements for a description of the previous restrictions.

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

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	2,034,546	$9.20	1,368,218

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

Issuer Purchases of Equity Securities

None.

Item 6.    Selected Financial Data

(In thousands, except per share amounts)	Year Ended April 30,
	2005 (restated)(4)	2004	2003(3)	2002(2)	2001 (unaudited)(1)
Income Statement Data:
Sales	$219,365	$177,609	$144,115	$176,890	$204,854
(Loss) Income Before Cumulative Effect of Change in Accounting Principle and Discontinued Operations	(20,616)	(12,048)	(69,464)	(8,244)	4,038
Net (Loss) Income	(20,616)	(11,522)	(69,987)	(7,853)	1,630
Basic (Loss) Earnings Per Share Before Cumulative Effect of Change in Accounting Principle and Discontinued Operations	(1.16)	(0.78)	(4.53)	(0.54)	0.27
Basic (Loss) Earnings Per Share	(1.16)	(0.75)	(4.56)	(0.52)	0.11
Diluted (Loss) Earnings Per Share Before Cumulative Effect of Change in Accounting Principle and Discontinued Operations	(1.16)	(0.78)	(4.53)	(0.54)	0.27
Diluted (Loss) Earnings Per Share	(1.16)	(0.75)	(4.56)	(0.52)	0.11

(In thousands)	As of April 30,
	2005 (restated)(4)	2004 (restated)(4)	2003	2002	2001 (unaudited)
Balance Sheet Data:
Working Capital	$6,233	$(9,060)	$(6,709)	$84,532	$91,750
Total Assets	118,467	129,272	147,701	208,674	209,309
Short-Term Debt	13,443	48,727	61,056	5,237	8,464
Long-Term Obligations, net	5,704	38,081	29,023	83,453	85,652
Shareholders’ Equity (Deficit)	28,710	(9,552)	4,872	71,054	68,755

(1)	The Statement of Operations for fiscal 2001 includes the adoption of SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”, as amended by SAB101A and 101B. We reflected this change in policy as a Cumulative Effect of Change in Accounting Principle.
(2)	The Statement of Operations for fiscal 2002 includes the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). See Note 1 to the Consolidated Financial Statements for the year ended April 30, 2005 for further discussion of the impact of this adoption.
(3)	The Statement of Operations for fiscal 2003 includes the impact of management’s launch of its restructuring program and resulting focus on cash generation. See the ‘Fiscal 2003 Comprehensive Financial Review’ at the end of the ‘Fiscal 2004 Compared to Fiscal 2003’ financial analysis in the Management’s Discussion and Analysis section for further discussion of the impact on our financial results.
(4)	As described in Note 2 to the Consolidated Financial Statements, we have restated our consolidated financial statements for the year ended April 30, 2005 to reflect additional charges in the Consolidated Statement of Operations associated with 1) the impairment of goodwill, 2) the revised valuation of anti-dilution warrants issued to our senior and subordinated lenders, 3) the revision of estimated losses on long-term contracts, 4) the correction of compensation expense for performance based equity awards and stock awards for services and 5) straight-line rent expense for leases with escalating rents. In addition, we restated certain balances for incorrect classification on our Consolidated Balance Sheet as of April 30, 2005 and 2004 and Consolidated Statement of Operations for the year ended April 30, 2005.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

As described in the explanatory note above and in Note 2 to the Consolidated Financial Statements, we have restated our consolidated financial statements as of April 30, 2005 and 2004 and for the year ended April 30, 2005. Amounts in this section have been updated to reflect these restatements.

Risk Factors and Uncertainties

We have incurred losses in recent years and we may be unable to achieve profitability.

Our net losses for each of the fiscal years ended April 30, 2003, 2004 and 2005 were $70.0 million, $11.5 million and $20.6 million, respectively. We believe our recently completed restructuring and related cost-cutting initiatives will reduce overall spending. If our restructuring efforts fail to adequately reduce costs, or if our sales are less than we project, we will continue to incur losses in future periods. Economic weakness in our served markets may adversely affect our ability to meet our sales projections.

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

Under the Current Senior Credit Agreement (entered into on July 8, 2005), we are operating under a credit agreement with our senior lenders which expires July 8, 2008 and sets forth specific financial covenants to be attained on a quarterly basis. In addition, our agreement includes subjective acceleration clauses which permit the lenders to demand payment on the determination of a material adverse change in the business. In the event of default, the senior lenders may limit our access to borrow funds as needed. Our ability to continue operating is dependent on the senior lenders’ willingness to grant access to funds. If we are unable to obtain the necessary funds, our ability to continue operations would be seriously impaired unless we are able to obtain alternative financing from another source. In the event of a default, obtaining alternative financing may be difficult and may be at less favorable terms. We may be unable to achieve our projected operating results and maintain compliance with the loan covenants which would trigger an event of default with our Lenders. In an event of default, the Lenders would be in the position to exercise default remedies which include applying a default interest rate and acceleration of payment schedules for our outstanding debt. Our Lenders may pursue any number of plans to reduce the outstanding debt, including, in certain circumstances, a liquidation of some or all of our assets.

If our Form S-1 registration statement which will contain fiscal 2005 results, does not become effective by September 17, 2005 or becomes ineffective for more than 40 days, after having gone effective, we may be subject to significant financial penalties.

Under terms of a Registration Rights Agreement entered into on March 20, 2005, as part of a Private Investment in Public Equity transaction (“PIPE Transaction”), we were required to have the Form S-1, which registers the shares sold in the PIPE Transaction, become effective no later that September 17, 2005. In addition, the registration statement cannot become ineffective for more than 40 days (not necessarily consecutive). If either of these events occur, then we will be subject to a cash penalty of up to $650,000 per month for each month the registration statement is not effective. Certain factors that could cause the registration statement to become or remain ineffective are not within our control. We have subsequently amended the Registration Rights Agreement to grant an extension until December 31, 2005 to the effective date of the registration of the shares.

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

We defend our intellectual property rights because unauthorized copying and sale of our proprietary equipment and consumables represents a loss of revenue to us. From time to time we also receive notices from others claiming we infringe their intellectual property rights. The number of these claims may grow in the future, and responding to these claims may require us to stop selling or to redesign affected products, or to pay damages. On November 18, 2004, Omax Corporation (“Omax”) filed suit against us alleging that our products infringe on Omax’s patents. The suit also seeks to have a specific patent we hold declared invalid. Although the suit seeks damages of over $100 million, we believe Omax’s claims are without merit and we intend not only to contest Omax’s allegations of infringement but also to vigorously pursue our claims against Omax with regard to our own patent. See Note 15 to Consolidated Financial Statements for further discussion of contingencies.

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

In December 2004, in connection with the restatement of our fiscal 2004, 2003 and 2002 financial statements, and in November 2005, in connection with the restatement of our fiscal 2005 and 2004 financial statements, our independent registered public accounting firm reported to management and to the Audit Committee material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management agrees with and has responded to the Audit Committee with our plans to remediate the material weaknesses communicated by our independent registered public accounting firm. Remediation of of these material weaknesses is ongoing.

The material weaknesses in our internal control over financial reporting are as follows::

•	The Company did not maintain effective controls over the financial reporting process due to an insufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with its financial reporting requirements and the complexity of the Company’s operations and transactions. Specifically, the Company incorrectly applied generally accepted accounting principles for (i) the impairment of goodwill, (ii) the classification of deferred tax balances, (iii) the valuation of anti-dilution warrants, (iv) the accrual of costs on contracts accounted for using the percentage-of-completion method and (v) leases with rent escalation clauses, affecting goodwill, capital in excess of par, minority interest, deferred income taxes, prepaid expenses, cost of sales, interest expense and other accrued liabilities. This material weakness contributed to the material weakness discussed below.

•	The Company did not maintain effective controls to ensure there is adequate (i) analysis, documentation, reconciliation and review of accounting records, and supporting data, and (ii) monitoring and oversight of the work performed by accounting and financial reporting personnel to ensure the accuracy and completeness of the consolidated financial statements in accordance with generally accepted accounting principles. Specifically, the Company did not have effective controls designed and in place over the consolidation of the financial statements of subsidiaries, the reconciliation of inter-company accounts, the valuation of anti-dilution warrants, the accrual of costs on contracts accounted for using the percentage-of-completion method and the accounting for performance based equity awards, affecting goodwill, capital in excess of par, minority interest, general and administrative expense, interest expense, prepaid expenses, cost of sales, accounts receivables and customer deposits.

An in-depth review of the remediation process to date, as well as the steps remaining, can be found in Item 9A. of this Form 10-K/A.

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

We grant stock options to our employees and other individuals. At April 30, 2005, we had options outstanding to purchase 2,034,546 shares of our common stock, at exercise prices ranging from $2.00 to $12.25 per share. In addition, we currently have outstanding 3,219,000 warrants, for which we are registering the resale of the underlying shares hereby. The exercise price of the warrants range from $.008 to $4.07 per share.

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

Current Events

Current Senior Credit Agreement.    Until April 28, 2005, our long-term financing consisted of a senior credit agreement (originally entered into on July 28, 2004) whose maturity date was August 1, 2005 (“Senior Credit Agreement”) and a subordinated debt agreement (“Subordinated Debt Agreement”). On April 28, 2005, we entered into a new senior debt agreement (“April Senior Credit Agreement”) for the purpose of being able to pay off the Subordinated Debt Agreement, which was done. The April Senior Credit Agreement also had a maturity date of August 1, 2005. On July 8, 2005, we entered into a new senior credit agreement, with a maturity date of July 8, 2008 (“Current Senior Credit Agreement”). At certain places in this report, we refer to “Senior Credit Arrangements” referring to one or more of the senior credit agreements when identification of a particular agreement is not important. The Current Senior Credit Agreement is a $30 million, three year agreement with Bank of America N.A. and U.S. Bank N.A. It bears interest at Bank of America’s prime rate (5.75% at April 30, 2005) or is linked to LIBOR plus a percentage depending on our leverage ratios, at our option. The agreement sets forth specific financial covenants to be attained on a quarterly basis, which we believe, based on our financial forecasts, are achievable. The financial covenants in the Current Senior Credit Agreement are less restrictive than in the earlier Senior Credit Arrangements.

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

These charges included employee severance related costs for approximately 50 individuals. The fiscal 2004 reductions in the global workforce were made across manufacturing, engineering and general and administrative functions. We have also recorded facility exit costs for the year ended April 30, 2004 primarily as a result of consolidating our two Kent facilities into one facility, vacating the manufacturing warehouse portion of our Flow Europe facility and reducing the space utilized in our Swedish manufacturing facility. In addition, we scrapped some obsolete parts, returned surplus parts to vendors and sold parts to third parties, in conjunction with the shutdown of our manufacturing operation in Europe and standardization of our product line. The fiscal 2005 restructuring related to employee reductions in the Food segment as well as closure of our Memphis sales office. See restructuring accrual information in Note 17 to Consolidated Financial Statements.

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

On October 31, 2005, we completed the sale of the North America Press and International Press segments, as well as the non ultrahigh-pressure portion of the Food segment with the Gores Technology Group, LLC (“Gores”) for estimated net proceeds of $14.0 million, comprised of cash and notes. At closing, we also entered into a Supply Agreement with Gores whereby we have agreed to supply certain high pressure pump products on an exclusive basis to Gores. We expect to record a gain on the sale transaction.

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

Operational and Financial

As described in Note 2 to the Consolidated Financial Statements, we have restated our consolidated financial statements for the year ended April 30, 2005 to reflect additional charges on the Consolidated Statement of Operations associated with 1) the impairment of goodwill, 2) the revised valuation of anti-dilution warrants issued to our senior and subordinated lenders, 3) the revision of estimated losses on long-term contracts, 4) the correction of compensation expense for performance based equity awards and stock awards for services and 5) straight-line rent expense for leases with escalating rents. In addition, we restated certain balances for incorrect classification on our Consolidated Balance Sheet and Consolidate Statement of Operations as of April 30, 2005 and 2004 and for the year ended April 30, 2005.

Operational Data as a Percentage of Sales

	Year Ended April 30,
	2005 (restated)	2004	2003

Sales	100%	100%	100%

Cost of Sales	63%	63%	75%

Gross Margin	37%	37%	25%

Expenses:

Marketing	15%	16%	26%

Research & Engineering	4%	6%	9%

General & Administrative	12%	13%	16%

Restructuring Charges	—%	2%	—%

Financial Consulting Charges	—%	1%	—%

Impairment Charges	5%	—%	8%

	36%	38%	59%

Operating Income (Loss)	1%	(1)%	(34)%

Interest Expense	(9)%	(7)%	(8)%

Interest Income	—%	—%	1%

Other Income (Expense), net	—%	4%	2%

Loss Before Provision for Income Taxes	(8)%	(4)%	(39)%

Provision for Income Taxes	(1)%	(3)%	(9)%

Loss Before Discontinued Operations	(9)%	(7)%	(48)%

Discontinued Operations, Net of Tax	—%	1%	(1)%

Net Loss	(9)%	(6)%	(49)%

Operational Overview:

Dollars in thousands	Year ended April 30, 2005			Year ended April 30, 2004			Year ended April 30, 2003
	Waterjet (restated)	Avure (restated)	Consolidated (restated)	Waterjet	Avure	Consolidated	Waterjet	Avure	Consolidated
Sales	$172,966	$46,399	$219,365	$132,861	$44,748	$177,609	$121,833	$22,282	$144,115
Cost of Sales	107,693	31,212	138,905	83,604	28,778	112,382	88,620	19,454	108,074

Gross Margin	65,273	15,187	80,460	49,257	15,970	65,227	33,213	2,828	36,041
Operating Expenses	56,931	21,707	78,638	50,934	16,176	67,110	60,335	24,405	84,740

Operating (Loss) Income	$8,342	$(6,520)	$1,822	$(1,677)	$(206)	$(1,883)	$(27,122)	$(21,577)	$(48,699)

Sales Summary:

Dollars in thousands	Year ended April 30,			Year ended April 30,
	2005	2004	% Change	2004	2003	% Change
Operational breakdown:

Waterjet:
Systems	$122,129	$85,015	44%	$85,015	$76,346	11%
Consumable parts and services	50,837	47,846	6%	47,846	45,487	5%

Total	172,966	132,861	30%	132,861	121,833	9%

Avure:
Fresher Under Pressure	15,072	15,296	(1)%	15,296	4,851	215%
General Press	31,327	29,452	6%	29,452	17,431	69%

Total	46,399	44,748	4%	44,748	22,282	101%

	$219,365	$177,609	24%	$177,609	$144,115	23%

Geographic breakdown:
United States	$128,975	$92,799	39%	$92,799	$79,450	17%
Rest of Americas	19,468	17,751	10%	17,751	15,673	13%
Europe	45,417	46,557	(2)%	46,557	31,326	49%
Asia	25,505	20,502	24%	20,502	17,666	16%

	$219,365	$177,609	24%	$177,609	$144,115	23%

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

Cost of Sales and Gross Margins.    Our gross margin by segment for the periods noted below is summarized as follows:

	2005 (restated)	2004	Difference	%
Gross Margin
Waterjet:
North America	$38,018	$25,170	$12,848	51%
Asia	11,682	9,762	1,920	20%
Other International	12,034	9,890	2,144	22%
Other	3,539	4,435	(896)	(20)%

Waterjet Total	65,273	49,257	16,016	33%

Avure:
Food	2,185	1,788	397	22%
North America Press	2,124	1,109	1,015	92%
International Press	10,878	13,073	(2,195)	(17)%

Avure Total	15,187	15,970	(783)	(5)%

Consolidated Total	$80,460	$65,227	$15,233	23%

Our gross margin as a percent of sales by segment for the periods noted below is summarized as follows:

	2005 (restated)	2004
Gross Margin Percentage
Waterjet:
North America	46%	43%
Asia	46%	48%
Other International	35%	35%
Other	12%	18%
Waterjet Total	38%	37%

Avure:
Food	14%	12%
North America Press	13%	15%
International Press	74%	59%
Avure Total	33%	36%
Consolidated Total	37%	37%

Gross margin for the year ended April 30, 2005 amounted to $80.5 million or 37% of sales as compared to gross margin of $65.2 million or 37% of sales in the prior year period. Generally, gross margin rates will vary period over period depending on the mix of sales, which includes special system, standard system and consumables sales. Gross margin rates on our systems sales are typically less than 45% as opposed to consumables sales which are in excess of 50%. On average, standard systems which are included in the North America, Asia and Other International Waterjet segments carry higher margins than the custom engineered systems, which are represented by the Other, Food, North America Press and International Press segments. In addition, gross margin as a percent of sales will vary amongst segments due to inter-company sales and the related inter-company transfer pricing.

For the year ended April 30, 2005, Waterjet margins represented $65.3 million of the overall consolidated margin or 38% of Waterjet sales. The waterjet operations gross margin percentage increased one percentage point from 37% of sales in fiscal 2004. The increase in North American waterjet margins were offset in part by the decrease of six percentage points in the Other segment in fiscal 2005. This weakness stems from a number of very low margin contracts built in fiscal 2005, including several loss contracts which totaled $1.2 million in losses. All loss contracts were non-waterjet related systems. We have consolidated the management of this division within the Other segment, and current contracts appear to be in line with historical gross margins in the automotive industry, between 15% and 25%.

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

Marketing Expenses.    Our marketing expenses by segment for the periods noted below are summarized as follows:

	2005 (restated)	2004	Difference	%
Marketing
Waterjet:
North America	$14,667	$10,109	$4,558	45%
Asia	3,704	3,022	682	23%
Other International	8,161	7,750	411	5%
Other	1,789	1,822	(33)	(2)%

Waterjet Total	28,321	22,703	5,618	25%

Avure:
Food	1,324	1,658	(334)	(20)%
North America Press	602	499	103	21%
International Press	2,410	3,562	(1,152)	(32)%

Avure Total	4,336	5,719	(1,383)	(24)%

Consolidated Total	$32,657	$28,422	$4,235	15%

Marketing expenses increased $4.2 million or 15% to $32.7 million for the year ended April 30, 2005 as compared to the prior year period. Waterjet increased $5.6 million or 25% and Avure decreased $1.4 million or 24% as compared to the prior year period. The Waterjet increase in North America was the result of improved sales and the market awareness programs. Fiscal 2005 also includes over $.5 million in costs associated with the bi-annual International Manufacturing Technology Show held during the second quarter ended October 31, 2004. Asia and Other International Waterjet recorded cost increases in line with changes in sales and the Other segment held marketing costs constant. Within Avure, the majority of the decrease is attributable to International Press, due to both cost cutting and lower sales. Expressed as a percentage of sales, consolidated marketing expenses were 15% for fiscal 2005, as compares to 16% of sales for fiscal 2004.

Research and Engineering Expenses.    Our research and engineering expenses by segment for the periods noted below are summarized as follows:

	2005 (restated)	2004	Difference	%
Research and Engineering
Waterjet:
North America	$4,183	$4,082	$101	2%
Asia	348	295	53	18%
Other International	712	737	(25)	(3)%
Other	224	337	(113)	(34)%

Waterjet Total	5,467	5,451	16	—%

Avure:
Food	1,685	1,583	102	6%
North America Press	—	—	—	—%
International Press	1,915	3,617	(1,702)	(47)%

Avure Total	3,600	5,200	(1,600)	(31)%

Consolidated Total	$9,067	$10,651	$(1,584)	(15)%

Research and engineering expenses decreased $1.6 million or 15% for fiscal 2005 as compared to fiscal 2004. Waterjet expenses were up slightly associated with our aerospace programs, while Avure decreased $1.6 million. The overall decreases were related to the timing of research and development work, the increased use of engineers on revenue generating projects and continued cost cutting across most segments. Expressed as a percentage of revenue, research and engineering expenses were 4% in fiscal 2005, as compared to 6% in fiscal 2004.

General and Administrative Expenses.    Our general and administrative expenses by segment for the periods noted below are summarized as follows:

	2005 (restated)	2004	Difference	%
General and Administrative
Waterjet:
North America	$16,620	$12,767	$3,853	30%
Asia	1,381	1,146	235	21%
Other International	2,653	3,064	(411)	(13)%
Other	1,866	1,842	24	1%

Waterjet Total	22,520	18,819	3,701	20%

Avure:
Food	1,075	1,245	(170)	(14)%
North America Press	716	601	115	19%
International Press	2,677	2,596	81	3%

Avure Total	4,468	4,442	26	1%

Consolidated Total	$26,988	$23,261	$3,727	16%

General and administrative expenses increased $3.7 million or 16% for the year ended April 30, 2005, as compared to the prior year. The North America Waterjet segment increased $3.9 million. This includes increased professional fees of $900,000 associated with patent litigation, $600,000 for increased audit fees and Sarbanes Oxley consulting fees, increased incentive compensation of $1.5 million and increased labor and miscellaneous other costs associated with strengthening key corporate functions of $900,000. As a percent of sales, however, North America Waterjet general and administrative expenses decreased from 22% to 20% in fiscal 2005. Expressed as a percentage of revenue, consolidated general and administrative expenses were 12% in fiscal 2004 as compared to 13% for the prior year period.

Restructuring Charges.    During fiscal 2005, we incurred $.2 million of severance benefits and facility exit costs in the Food segment. During fiscal 2004, we incurred $3.3 million of restructuring-related costs, including severance, lease termination and inventory related charges, primarily in the U.S., Germany and Sweden. The most significant parts of this total being incurred in the North America Waterjet segment, $1.1 million, Other International Waterjet, $1.4 million and International Press, $.8 million.

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

Impairment Charges.    During fiscal 2005, we conducted a review of the carrying value of our goodwill in accordance with Statement of Financial Accounting Standard No. 142 (“FAS 142”), “Goodwill and Other Intangible Assets.” In view of the possibility of the sale of our North America and International Press segments as well as the non ultrahigh-pressure portion of our Food segment, we determined that it was not appropriate to carry forward previous years’ valuations of the reporting units in these segments that carried goodwill. We, therefore, updated our estimates of fair value of the reporting units based on the offer prices we had received from potential purchasers of the businesses. This exercise indicated that the fair value of the reporting units was less than carrying value and that their goodwill was fully impaired. Consequently, we recorded an impairment charge of $9.1 million during the quarter ended April 30, 2005 of which, $8.3 million was recorded in the International Press segment and $0.8 million was recorded in the North America Press segment. At April 30, 2005, we also conducted an impairment review of our long-lived assets in accordance with Statement of Financial Accounting Standard No. 144 (“FAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” This review resulted in no impairment charges. There were no impairment charges in fiscal 2004.

Operating Income (Loss).    Our operating income (loss) by segment for the periods noted below is summarized as follows:

	2005 (restated)	2004	Difference	%
Operating Income (Loss)
Waterjet:
North America	1,925	(4,390)	6,315	NM
Asia	6,249	5,299	950	18%
Other International	508	(2,921)	3,429	NM
Other	(340)	335	(675)	NM

Waterjet Total	8,342	(1,677)	10,019	NM

Avure:
Food	(2,138)	(2,887)	749	(26)%
North America Press	41	9	32	NM
International Press	(4,423)	2,672	(7,095)	NM

Avure Total	(6,520)	(206)	(6,314)	NM

Consolidated Total	$1,822	$(1,883)	$3,705	NM

NM = Not Meaningful

Our operating income for the year ended April 30, 2005 was $1.8 million as compared to an operating loss of $1.9 million for the year ended April 30, 2004. The reasons for the changes in operating profit or loss by segment have been described in the paragraphs above addressing changes in sales, gross margin and operating expenses.

Interest and Other Income (Expense), net.    Interest expense increased to $20.6 million for the year ended April 30, 2005, a $7.4 million increase as compared to the prior year. This increase includes the write-off of debt discount of $4.0 million associated with the pay-off of our subordinated debt, $1.6 million in write-off of capitalized loan costs under EITF 98-14 “Debtor’s Accounting for Changes in Line-of Credit or Revolving-Debt Arrangements” (“EITF 98-14”) and $1.6 million related to the expensing of anti-dilution warrants provided to lenders whose underlying debt was retired in April 2005 under EITF 98-14. During fiscal 2005, we recorded Other Income, net of $302,000 as outlined below which includes the allocation of $383,000 for the 50% portion or minority interest holders share of the goodwill impairment charge for the North America Press reportable segment. This compares to Other Income, net of $7.8 million in the prior year period. Other Income, net in fiscal 2004 includes a $2.6 million gain on the sale of investment securities we held and net foreign exchange gains and losses.

The following table shows the detail of Other Income (Expense), net, in the accompanying Consolidated Statements of Operations:

	2005 (restated)	2004
Net realized foreign exchange gains	$1,359	$2,155
Net unrealized foreign exchange (losses) gains	(827)	2,827
Realized gain on sale of equity securities	—	2,618
Minority interest in joint venture	(40)	(35)
Other	(190)	252

Total	$302	$7,817

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

Net Loss.    For the year ended April 30, 2005, our consolidated net loss was $20.6 million or $1.16 per basic and diluted loss per share as compared to a net loss of $11.5 million, or $.75 basic and diluted loss per share in the prior year period.

The weighted average number of shares outstanding used for the calculation of basic and diluted loss per share is 17,748,000 for fiscal 2005 and 15,415,000 for fiscal 2004. There were 2,034,546 and 2,089,412 of potentially dilutive common shares from employee stock options and 3,219,000 and 860,000 of potentially dilutive shares from warrants which have been excluded from the diluted weighted average share denominator for fiscal 2005 and 2004, respectively, as their effect would be anti-dilutive.

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

Restructuring and Impairment Charges.    Our restructuring and impairment charges by segment for 2004 and 2003 is summarized as follows:

	Year Ending April 30, 2004 Restructuring	Year Ending April 30, 2003 Impairment
Waterjet:
North America	$1,182	$—
Asia	—	—
Other International	1,359	2,113
Other	89	5,032

Waterjet Total	2,630	7,145

Avure:
Food	—	3,670
North America Press	—	—
International Press	626	—

Avure Total	626	3,670

Consolidated Total	$3,256	$10,815

	North America Waterjet		Other International Waterjet			Other Waterjet	International Press		Consolidated
	Facility Exit Costs	Other	Severance Benefits	Facility Exit Costs	Other	Severance Benefits	Severance Benefits	Facility Exit Costs	Severance Benefits	Facility Exit Costs	Other	Total
Q1 restructuring charge	$—	$—	$248	$—	$—	$—	$—	$—	$248	$—	$—	$248
Q1 cash payments	—	—	(128)	—	—	—	—	—	(128)	—	—	(128)

Balance, July 31, 2003	—	—	120	—	—	—	—	—	120	—	—	120
Q2 restructuring charge	—	178	(120)	105	302	—	201	191	81	296	480	857
Q2 cash payments	—	(178)	—	—	(47)	—	—	—	—	—	(225)	(225)
Q2 charge-offs	—	—	—	—	(255)	—	—	—	—	—	(255)	(255)

Balance, October 31, 2003	—	—	—	105	—	—	201	191	201	296	—	497
Q3 restructuring charge	407	170	—	85	484	89	—	—	89	492	654	1,235
Q3 cash payments	(270)	(160)	—	(14)		—	(121)	—	(121)	(284)	(160)	(565)
Q3 charge-offs	—	(10)	—	(85)	(484)	—	—	—	—	(85)	(494)	(579)

Balance, January 31, 2004	137	—	—	91	—	89	80	191	169	419	—	588
Q4 restructuring charge	15	412	—	255	—	—	234	—	234	270	412	916
Q4 cash payments	(13)	(126)		(13)	—	(89)	(70)	—	(159)	(26)	(126)	(311)
Q4 charge-offs	—	(286)	—	—	—	—	—	—	—	—	(286)	(286)

Balance, April 30, 2004	$139	$—	$—	$333	$—	$—	$244	$191	$244	$663	$—	$907

Restructuring Charges.    There were no restructuring charges in fiscal 2003. During the year ended April 30, 2004, we incurred $3.3 million of restructuring-related costs, including severance, lease termination and inventory related charges, primarily in the U.S., Germany and Sweden. The most significant of this total being incurred in the North America Waterjet segment, $1.2 million, Other International Waterjet, $1.4 million and International Press, $.6 million.

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

Income Taxes.    We are providing for income taxes in jurisdictions where we have generated taxable income. During fiscal 2004, as a result of foreign asset collateral requirements and the amended credit agreements discussed in Note 10 to Consolidated Financial Statements, we were no longer able to permanently defer foreign earnings and recorded a $1.9 million liability for withholding taxes payable on future repatriation of foreign earnings. We also recorded a U.S. tax liability of $6.7 million on foreign earnings which we have decided to no longer permanently defer. The total $6.7 million tax liability is offset by a release of the valuation allowance. In addition, we continue to assess our ability to realize our net deferred tax assets. Recognizing the continued losses generated during the quarter and in prior periods, we have determined it appropriate to continue to maintain a valuation allowance on our domestic net operating losses, certain foreign net operating losses and certain other deferred tax assets based on the expected reversal of both deferred tax assets and liabilities. As of April 30, 2004, we had approximately $42.9 million of domestic net operating loss carryforwards to offset certain earnings for federal income tax purposes. All of these net operating loss carryforwards expire in fiscal 2023. Net operating loss carryforwards in foreign jurisdictions amount to $35.6 million and do not expire. See Note 11 to Consolidated Financial Statements for discussion of tax components.

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

Under terms of PIPE Transaction, we were required to file an initial Form S-1 registration of the shares issued and issuable in the PIPE Transaction on or before May 20, 2005 (which we did) and were required to cause the Form S-1 to become effective on or before September 17, 2005. We were subject to liquidated damages of $650,000 per month, if we failed to meet the September 17, 2005 date requirement. We have subsequently amended the Registration Rights Agreement to grant an extension until December 31, 2005 to the effective date of the registration of the shares. Because the market price of the common stock was greater than $3.70, we issued approximately 304,000 anti-dilution warrants to current warrant holders prior to the PIPE Transaction which have a Black-Scholes value of approximately $1.7 million. Approximately $1.5 million of this amount relates to warrants issued under subordinated debt agreements and $222,000 relates to warrants issued under senior debt agreements. Proceeds of the PIPE were used to pay down existing debt, including all of the subordinated debt. Upon payoff of the subordinated debt on April 28, 2005, we also were required to charge to Interest Expense in the Consolidated Statement of Operations all remaining unamortized debt discount, which amounted to $4.3 million, plus $1.5 million related to the anti-dilution warrants issued to subordinated debt warrant holders prior to the PIPE. In addition, capitalized fees related to the Senior Agreement and anti-dilutional warrants provided to our senior lenders are being amortized to Interest Expense through July 8, 2008.

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

The April 28, 2005 Credit Agreement was collateralized by general liens on all of our assets. We were required to comply with certain covenants in the credit agreement, including restrictions on dividends and transactions with affiliates, limitations on additional indebtedness, capital expenditures, research and engineering expenses, and maintenance of EBITDA ratios and collateral values. We were in compliance with all covenants in the April 28, 2005 Credit Agreement as of April 30, 2005. In addition, the New Credit Agreement, similar to prior agreements, included a subjective acceleration clause which permits the lenders to demand payment in the event of a material adverse change.

Effective July 8, 2005, we executed a new $30 million, three year senior credit agreement with Bank of America N.A. and U.S. Bank N.A. This credit agreement expires July 8, 2008 and bears interest at the bank’s prime rate (5.75% at April 30, 2005) or is linked to LIBOR plus a percentage depending on our leverage ratios, at our option. The agreement sets forth specific financial covenants to be attained on a quarterly basis, which we believe, based on our financial forecasts, are achievable.

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

With authorization from the Board of Directors in September 2004, we engaged the services of Danske Markets, Inc., which is working in Europe in cooperation with Close Associates to assist us in the sale of our General Press operations. These businesses are comprised of the North America Press and International Press reportable segments. As these reportable segments do not utilize ultrahigh-pressure water pumps, they are not considered core to our business, and it is our intent to divest ourselves of these operations. However, there can be no assurance we will find a suitable buyer at an acceptable price. If we do divest these businesses, it is anticipated that we will enter into a manufacturing agreement to provide the purchaser with the ultrahigh-pressure pump components and related spare parts for the Fresher Under Pressure business. These reportable segments do not meet the accounting criteria to be considered assets held for sale as of April 30, 2005 and accordingly the results of operations are shown as continuing operations and the related assets have not been reported as held for sale in our financial statements.

On October 31, 2005, we completed the sale of the North America Press and International Press reportable segments, as well as the non ultrahigh-pressure portion of the Food reportable segment with the Gores Technology Group, LLC (“Gores”) for consideration of $15.3 million, comprised of cash and notes. At closing, we also entered into a Supply Agreement with Gores whereby we have agreed to supply certain high pressure pump products on an exclusive basis to Gores. We expect to record a gain on the sale transaction.

Presented below is a summary of contractual obligations and other minimum commercial commitments at April 30, 2005, by due date. See Notes 5, 10 and 15 to April 30, 2005 Consolidated Financial Statements for additional information regarding foreign currency contracts, long-term debt, and lease obligations, respectively.

(in thousands)	Maturity by Fiscal Year
	2006	2007	2008	2009	2010	Thereafter	Total
Foreign currency contracts (1)	$12,639	$—	$—	$—	$—	$—	$12,639
Inventory purchases (2)	1,542	—	—	—	—	—	1,542
Operating leases	3,716	3,464	2,814	1,851	1,773	4,096	17,714
Other (3)	778	293	40	40	40	—	1,191
Long-term debt and notes payable (4)	3,649	1,978	10,505	832	855	1,328	19,147
Interest on long-term debt and notes payable (5)	668	705	657	170	54	37	2,291

Total	$22,992	$6,440	$14,016	$2,893	$2,722	$5,461	$54,524

(1)	As these obligations were entered into as hedges, the majority of these obligations will be offset by losses/gains on the related assets, liabilities and transactions being hedged. As of April 30, 2005, the fair value of the transactions and related hedges amounts to a net loss of $50,000 which is included in Accumulated Other Comprehensive Loss on the Consolidated Balance Sheet.
(2)	We have included inventory purchase commitments, which are legally binding and specify minimum purchase quantities. These purchase commitments do not exceed our projected requirements and are in the normal course of business. These commitments exclude open purchase orders.
(3)	These obligations include non-inventory vendor commitments, such as professional retainers and trade show commitments.

(4)	This table is reporting the contractual due dates of the long-term debt and notes payable balances and includes the effect of the agreement signed July 8, 2005.
(5)	Interest payments are estimated based on the outstanding debt balances as of April 30, 2005 using the then interest rate in effect through the contractual maturity of the debt instrument. These estimates may change over time as we opt to refinance our debt instruments. See note above.

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

For non-standard and long lead time systems, we recognize revenues using the percentage of completion method in accordance with Statement of Position 81-1 (“SOP 81-1”), “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” We use the cost to cost method, measuring the costs incurred on a project at a specified date, as compared to the estimated total cost of the project. Percentage of completion requires management to estimate costs to complete. Accordingly, modifications to estimates will impact percentage of completion revenues and associated gross margins. If, however, the time from order to install is less than three months, revenue is recognized under SAB 104. Shipping revenues and expenses are recorded in revenue and costs of goods sold, respectively.

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

We evaluate goodwill for potential impairment indicators as of our fiscal year-end and when certain triggering events occur. Our judgments regarding the existence of impairment indicators are based on expected operational performance, market conditions, legal factors, and future plans. Future events could cause us to conclude that impairment indicators exist and that goodwill should be evaluated for impairment prior to our fiscal year-end. Our impairment evaluation is based on comparing the fair value of the reporting unit with its associated carrying value and any shortfalls would require us to record an impairment charge for the difference between the carrying value and implied value of goodwill. We determine fair value by using a discounted cash flow model. Any resulting impairment charge could have a material adverse impact on our financial condition and results of operations. Expected future operational performance is based on estimates and management’s judgment. Many factors will ultimately influence the accuracy of these estimates.

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

Recent Accounting Pronouncements

See Note 19 to Consolidated Financial Statements for recently issued accounting pronouncements.

Item 7a:    Quantitative and Qualitative Disclosures About Market Risk:

Market risk exists in our financial instruments related to an increase in interest rates, adverse changes in foreign exchange rates relative to the U.S. dollar, as well as financial risk management and derivatives. These exposures are related to our daily operations.

Interest Rate Exposure—At April 30, 2005, we had $19.1 million in interest bearing debt. Of this amount, $5.7 million was fixed rate debt with an interest rate of less than 2.8% per annum. The remaining debt of $13.4 million was at a variable interest rate, $9.7 million at a rate of prime or 5.75% and the remainder at an interest rate of Swedish prime + 0.75% or less. See Note 10 to the Consolidated Financial Statements for additional contractual information on our debt obligations. Market risk is estimated as the potential for interest rates to increase 10% on the variable rate debt. A 10% increase in interest rates would result in an approximate additional annual charge to our pre-tax profits and cash flow of $66,000. At April 30, 2005, we had no derivative instruments to offset the risk of interest rate changes. We may choose to use derivative instruments, such as interest rate swaps, to manage the risk associated with interest rate changes.

Foreign Currency Exchange Rate Risk—We transact business in various foreign currencies, primarily the Canadian dollar, the Eurodollar, the Japanese yen, the New Taiwan dollar, and the Swedish Krona. As all of our foreign operations have functional currencies in other than the U.S. dollar, we translate the assets and liabilities of these operations into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates during the period. Aggregate net foreign exchange gains included in the determination of net loss amounted to $531,000 for the year ended April 30, 2005. Based on the net position of foreign assets less liabilities, a near-term 10% appreciation or depreciation of the U.S. dollar in all currencies we operate could impact operating income by $0.4 million and other income (expense) by $2.8 million. Our financial position and cash flows could be similarly impacted. We have in the past, and may continue to use derivative instruments in the future, such as forward exchange rate contracts, to manage the risk associated with foreign currency exchange rate changes.

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

As discussed in Note 2, the Company has restated its consolidated balance sheet at April 30, 2004 and its consolidated financial statements as of and for the year ended April 30, 2005.

/s/    PRICEWATERHOUSECOOPERS LLP

Seattle, Washington

July 29, 2005, except for Note 2 and Note 21, as to which the date is November 21, 2005

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	April 30,
	2005 (restated)	2004 (restated)
ASSETS:
Current Assets:
Cash and Cash Equivalents	$12,976	$11,734
Restricted Cash	469	1,101
Receivables, net	38,325	39, 006
Inventories, net	24,218	26,384
Deferred Income Taxes	—	1,025
Prepaid Expenses	6,046	3,630
Other Current Assets	2,632	1,932

Total Current Assets	84,666	84,812

Property and Equipment, net	12,634	14,200
Intangible Assets, net	14,644	14,251
Goodwill	2,764	11,260
Deferred Income Taxes	1,532	—
Other Assets	2,227	4,749

	$118,467	$129,272

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT):
Current Liabilities:
Notes Payable	$3,531	$8,687
Current Portion of Long-Term Obligations	9,912	40,040
Accounts Payable	20,842	15,123
Accrued Payroll and Related Liabilities	8,819	7,734
Taxes Payable and Other Accrued Taxes	2,291	4,212
Deferred Income Taxes	609	—
Deferred Revenue	4,646	3,028
Customer Deposits	10,606	4,327
Warrant Obligation	6,696	—
Other Accrued Liabilities	10,481	10,666

Total Current Liabilities	78,433	93,817
Long-Term Obligations, net	5,704	38,081
Deferred Income Taxes	—	55
Other Long-Term Liabilities	3,219	4,511

	87,356	136,464

Commitments and Contingencies

Minority Interest	2,401	2,360

Shareholders’ Equity (Deficit):
Series A 8% Convertible Preferred Stock—$.01 par value, 1,000,000 shares authorized, none issued	—	—
Common Stock—$.01 par value, 49,000,000 shares authorized, 33,495,479 shares outstanding at April 30, 2005; 15,509,853 shares outstanding at April 30, 2004	335	156
Capital in Excess of Par	112,512	54,686
Accumulated Deficit	(80,581)	(59,965)
Accumulated Other Comprehensive Loss:
Cumulative Translation Adjustment, net of income tax of $0	(3,506)	(4,684)
Unrealized (Loss) Gain on Cash Flow Hedges, net of income tax of $19 and ($99)	(50)	255

Total Shareholders’ Equity (Deficit)	28,710	(9,552)

	$118,467	$129,272

The accompanying notes are an integral part of these consolidated financial statements.

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended April 30,
	2005 (restated)	2004	2003
Sales	$219,365	$177,609	$144,115
Cost of Sales	138,905	112,382	108,074

Gross Margin	80,460	65,227	36,041

Operating Expenses:
Marketing	32,657	28,422	37,398
Research and Engineering	9,067	10,651	13,501
General and Administrative	26,988	23,261	23,026
Restructuring Charges	239	3,256	—
Financial Consulting Charges	623	1,520	—
Impairment Charges	9,064	—	10,815

	78,638	67,110	84,740

Operating (Loss) Income	1,822	(1,883)	(48,699)
Interest Expense	(20,559)	(13,171)	(11,848)
Interest Income	157	386	686
Other Income (Expense), net	302	7,817	3,000

Loss Before Provision for Income Taxes	(18,278)	(6,851)	(56,861)
Provision for Income Taxes	(2,338)	(5,197)	(12,603)

Loss Before Discontinued Operations	(20,616)	(12,048)	(69,464)
Discontinued Operations, Net of Tax	—	526	(523)

Net Loss	$(20,616)	$(11,522)	$(69,987)

Loss Per Share
Basic and Diluted
Loss Before Discontinued Operations	$(1.16)	$(.78)	$(4.53)

Discontinued Operations, Net of Tax	—	.03	(.03)

Net Loss	$(1.16)	$(.75)	$(4.56)

The accompanying notes are an integral part of these consolidated financial statements.

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended April 30,
	2005 (restated)	2004	2003
Cash Flows from Operating Activities:
Net Loss	$(20,616)	$(11,522)	$(69,987)
Adjustments to Reconcile Net Loss to Cash Provided by Operating Activities:
Depreciation and Amortization	5,109	6,167	10,112
Deferred Income Taxes	(198)	646	11,208
Minority Interest	41	35	79
Gain on Sale of Equity Securities	—	(2,618)	—
Gain on Sale of Discontinued Operations	—	(650)	—
Write-off of Capitalized Bank Fees and Debt Discount	6,815	—	—
Fair Value Adjustment on Warrants Issued	274	—	—
Provision for Losses on Trade Accounts Receivable	—	—	4,072
Provision for Slow Moving and Obsolete Inventory	—	—	2,554
Tax Effect of Exercised Stock Options	—	—	49
Stock Compensation	1,585	763	235
Impairment Charges	9,064	—	10,815
Loss on Disposal and Write-Down of Operating Assets	—	1,613	8,052
Foreign Currency (Gains) Losses	(1,443)	(2,791)	(5,420)
Amortization of Debt Discount	1,112	907	801
Other	124	—	—
Changes in Operating Assets and Liabilities:
Receivables	2,094	(8,886)	28,578
Inventories	3,048	14,199	6,231
Prepaid Expenses	(2,745)	(300)	4,710
Other Current Assets	(238)	2,435	(2,088)
Other Long-Term Assets	1,268	981	4,578
Accounts Payable	5,255	2,366	(1,725)
Accrued Payroll and Related Liabilities	1,607	3,028	(711)
Deferred Revenue	1,491	(2,059)	584
Customer Deposits	6,024	5,418	(4,096)
Other Accrued Liabilities and Other Accrued Taxes	4,085	1,979	3,186
Other Long-Term Liabilities	(1,676)	526	(1,561)

Cash Provided by Operating Activities	22,080	12,237	10,256

Cash Flows From Investing Activities:
Expenditures For Property and Equipment	(1,762)	(5,863)	(4,671)
Proceeds from Sale of Equity Securities	—	3,275	—
Proceeds from Sale of Discontinued Operations	—	1,837	—
Proceeds from Sale of Property and Equipment	783	—	2,176
Restricted Cash	1,758	(2,156)	—
Other	31	500	—

Cash Provided by (Used in) Investing Activities	810	(2,407)	(2,495)

Cash Flows from Financing Activities:
Borrowings (Repayments) Under Notes Payable, net	(5,633)	3,697	3,753
Payments on Senior Credit Agreement	(82,607)	(46,530)	(51,998)
Borrowings on Senior Credit Agreement	52,321	30,087	53,250
Payments of Long-Term Obligations	(49,023)	(1,054)	(4,877)
Borrowings on Long-Term Obligations	4,079	1,200	—
Proceeds from Issuance Of Common Stock and Warrants	59,287	—	428
Proceeds from Exercise of Options	107	—	—

Cash (Used in) Provided by Financing Activities	(21,469)	(12,600)	556

Effect of Exchange Rate Changes	(179)	(541)	(392)

(Decrease) Increase in Cash And Cash Equivalents	1,242	(3,311)	7,925
Cash and Cash Equivalents at Beginning of Period	11,734	15,045	7,120

Cash and Cash Equivalents at End of Period	$12,976	$11,734	$15,045

Supplemental Disclosures of Cash Flow Information
Cash Paid during the Year for:
Interest	$9,810	$7,472	$8,161
Income Taxes	2,970	2,940	2,179

Supplemental Disclosures of Noncash Financing Activity
Capitalization of Interest on Long-Term Obligations	$7,061	$7,875	$—
Capital Lease Obligations	167	—	—

The accompanying notes are an integral part of these consolidated financial statements.

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

AND COMPREHENSIVE LOSS

(In thousands)

	Common Stock		Capital In Excess of Par	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity (Deficit)
	Shares	Par Value
Balances, April 30, 2002	15,282	$153	$53,214	$21,544	$(3,857)	$71,054

Components of Comprehensive Loss:
Net Loss				(69,987)		(69,987)
Unrealized Gain on Equity Securities Available for Sale, Net of Income Tax of $417					809	809
Unrealized Gain on Cash Flow Hedges, Net of Income Tax of $29					73	73
Reclassification Adjustment for Settlement of Cash Flow Hedges, net of income tax of $21					(53)	(53)
Cumulative Translation Adjustment, Net of Income Tax of $0					2,264	2,264

Total Comprehensive Loss						(66,894)

Exercise of Stock Options	77	1	427			428
Stock Compensation			284			284

Balances, April 30, 2003	15,359	154	53,925	(48,443)	(764)	4,872

Components of Comprehensive Loss:
Net Loss				(11,522)		(11,522)
Reclassification Adjustment for Sale of Equity Securities, Net of Income Tax of $0					(809)	(809)
Unrealized Gain on Cash Flow Hedges, Net of Income Tax of $277					713	713
Reclassification Adjustment for Settlement of Cash Flow Hedges, net of income tax of $23					58	58
Cumulative Translation Adjustment, Net of Income Tax of $0					(3,627)	(3,627)

Total Comprehensive Loss						(15,187)

Stock Compensation	151	2	761			763

Balances, April 30, 2004	15,510	156	54,686	(59,965)	(4,429)	(9,552)

Components of Comprehensive Loss:
Net Loss (restated)				(20,616)		(20,616)
Unrealized Gain on Cash Flow Hedges, Net of Income Tax of $133					(343)	(343)
Reclassification Adjustment for Settlement of Cash Flow Hedges, net of income tax of $15					38	38
Cumulative Translation Adjustment, Net of Income Tax of $0					1,178	1,178

Total Comprehensive Loss						(19,743)

Issuance of Common Stock	17,473	175	52,690			52,865
Issuance of Warrants (restated)			2,690			2,690
Stock Compensation (restated)	512	4	2,446			2,450

Balances, April 30, 2005 (restated)	33,495	$335	$112,512	$(80,581)	$(3,556)	$28,710

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

For non-standard and long lead time systems, the Company recognizes revenues using the percentage of completion method in accordance with Statement of Position 81-1 (SOP 81-1), “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Typical lead times for non-standard systems can range from six to 18 months. The Company uses the cost to cost method, measuring the costs incurred on a project at a specified date, as compared to the estimated total cost of the project. As manufacturing costs are incurred, a corresponding amount of unbilled revenue is recorded. The balance is reclassified to trade accounts receivable when a milestone is achieved and a customer billing is issued. The balance of trade accounts receivables and unbilled revenues will therefore vary based on the timing of completion on non-standard systems as well as the timing of the related billings to the respective customers.

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

Intangible Assets and Goodwill

Effective May 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 141 (“FAS 141”), “Business Combinations” and Statement of Financial Accounting Standards No. 142 (“FAS 142”), “Goodwill and Other Intangible Assets.” FAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangibles in a business combination be recognized as assets separate from goodwill. In accordance with FAS 142, the Company amortizes identified definite-lived intangible assets over their expected useful lives and does not amortize goodwill. At least once per year, the Company is required to compare the fair value of its reporting units, and, if necessary, the implied fair value of goodwill, with the corresponding carrying values. If necessary, the Company records an impairment charge for any shortfall. The Company typically determines the fair value of its reporting units using a discounted cash flow model and uses other measures of fair value, such as purchase prices offered by potential buyers of businesses that might be sold, if they are viewed as better indicators of fair value. If certain criteria are satisfied, the Company may also carry forward the fair value estimate from the prior year. In accordance with FAS 142, the Company conducted

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2005

(All tabular dollar amounts in thousands, except per share and option amounts)

its annual impairment review of goodwill at April 30, 2005. In view of the possibility of the sale of its North America and International Press reportable segments as well as the non ultrahigh-pressure portion of its Food reportable segment, the Company determined that it was not appropriate to carry forward previous years’ valuations of the reporting units in these reportable segments that carried goodwill. The Company, therefore, updated its estimates of fair value of the reporting units based on the offer prices it had received from potential purchasers of the businesses. This exercise indicated that the fair value of the reporting units was less than carrying value and that their goodwill was fully impaired. Consequently, the Company recorded a full impairment charge of $9,064,000 of goodwill related to the Company’s North America and International Press reportable segments. Approximately $383,000 of the goodwill impairment charge was offset against Minority Interest as Autoclave is 50% owned, thus the pre-tax effect was $8.7 million.

Intangible assets consist of acquired and internally developed patents and are amortized on a straight-line basis over the shorter of fifteen years, or the estimated remaining life of the patent. The total carrying amount of intangible assets was $27,998,000 and $26,100,000 at April 30, 2005 and 2004, respectively. Accumulated amortization was $13,354,000 and $11,849,000 at April 30, 2005 and 2004, respectively.

Aggregate amortization expense for the years ended April 30, 2005, 2004 and 2003 amounted to $1,505,000, $1,439,000, and $1,611,000, respectively. The estimated annual amortization expense is $1,300,000 for each year through April 30, 2009.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2005

(All tabular dollar amounts in thousands, except per share and option amounts)

Other Income (Expense)

Other Income (Expense), net consists of the following:

	Year Ended April 30,
	2005 (restated)	2004	2003
Net realized foreign exchange gains (losses)	$1,359	$2,155	$(2,089)
Net unrealized foreign exchange (losses) gains	(827)	2,827	5,307
Realized gain on sale of equity securities	—	2,618	—
Write-off of investment and other assets	—	—	(35)
Minority interest in joint venture	(40)	(35)	(79)
Other	(190)	252	(104)

Total	$302	$7,817	$3,000

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

The following table sets forth the computation of basic and diluted loss per share for the years ended April 30, 2005, 2004 and 2003:

	Year Ended April 30,
	2005 (restated)	2004	2003

Numerator:
Net loss	$(20,616)	$(11,522)	$(69,987)

Denominator:
Denominator for basic loss per share—weighted average shares	17,748	15,415	15,348
Dilutive potential common shares from employee stock options	—	—	—
Dilutive potential common shares from warrants	—	—	—

Denominator for diluted loss per share—weighted average shares and assumed conversions	17,748	15,415	15,348

Basic and diluted loss per share	$(1.16)	$(0.75)	$(4.56)

There were 2,034,546, 2,089,412 and 2,500,682 of potentially dilutive common shares from employee stock options and 3,219,000, 860,000 and 860,000 of potentially dilutive shares from warrants which have been excluded from the diluted weighted average share denominator for fiscal 2005, 2004 and 2003, respectively, as their effect would be anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2005

(All tabular dollar amounts in thousands, except per share and option amounts)

Stock-Based Compensation

At April 30, 2005, the Company has three stock-based employee compensation plans, which are described more fully in Note 12. The Company accounts for those plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation cost is reflected in the Company’s net loss to the extent options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant. Awards under the Company’s plans typically vest over two years. The cost related to stock-based employee compensation included in the determination of net loss for the three years ended April 30, 2005 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of Financial Accounting Standards No. 123 (“FAS 123”), “Accounting for Stock Based Compensation”. The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all outstanding and unvested awards in each period:

	Year Ended April 30,
	2005 (restated)	2004	2003
Net loss, as reported	$(20,616)	$(11,522)	$(69,987)
Add: Stock compensation included in net loss, net of related tax effects	1,046	504	155
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax related effects	(1,090)	(878)	(414)

Pro forma net loss	$(20,660)	$(11,896)	$(70,246)

Loss per share—basic and diluted:
As reported	$(1.16)	$(0.75)	$(4.56)
Pro forma	$(1.16)	$(0.77)	$(4.58)

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

Note 2—Restatement:

The Company has identified errors in the Consolidated Financial Statements related to the impairment of goodwill, the valuation of anti-dilution warrants, additional costs incurred on percentage-of-completion contracts and the presentation of percentage-of-completion related balances on the Consolidated Balance Sheet, the computation of stock compensation expense, the allocation of the valuation allowance to deferred tax asset and liability balances, the recording of straight-line rent expense, and the classification of technical service expenses.

•

The Company has reviewed its goodwill impairment analysis under Statement of Financial Accounting Standards No. 142 (“FAS 142”), “Goodwill and Other Intangible Assets” and concluded that its original determination that there was no impairment as of April 30, 2005 was incorrect. The Company had originally concluded that it was appropriate to carry-forward its valuation analysis from April 30, 2003 to April 30, 2005, because management believed there was a less than remote possibility that an updated analysis would result in a valuation of the reporting units’ goodwill being less than book value. Prior to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2005

(All tabular dollar amounts in thousands, except per share and option amounts)

the original filing of its Form 10-K, the Company had discussions with a potential buyer and had received an indication of intent to purchase three of its reporting segments for a value that was less than the related carrying value, thus indicating that using the April 30, 2003 analysis was no longer appropriate. The Company has prepared an updated valuation analysis on an individual reporting unit basis using the expected offer price which resulted in the determination that the goodwill for the International Press and North America Press reportable segments was fully impaired as of April 30, 2005. Accordingly, the restated financial statements reflect in the Consolidated Statement of Operations for the year ended April 30, 2005 an impairment charge and reduction in net income of $8.7 million and in the Consolidated Balance Sheet as of April 30, 2005 a reduction of $9.1 million in Goodwill and $383,000 reduction in Minority Interest. Upon consummation of the sale of the North America and International Press reportable segments as well as the non ultrahigh-pressure portion of the Food reportable segment on October 31, 2005, as discussed in Note 21 to the Consolidated Financial Statements, the Company expects to realize a gain on the disposition of this asset group.

•	The Company assessed the valuation of anti-dilution warrants issued on March 21, 2005 to its senior and subordinated lenders and concluded that it had computed the value of these warrants using the stock price as of an incorrect date. On March 21, 2005, the Company issued approximately 304,000 anti-dilution warrants to its existing senior and subordinated lenders in conjunction with the closing of a Private Investment in Public Equity (“PIPE”) transaction. In valuing these warrants under the Black-Scholes method, the Company used the fair market value of the stock of $3.70 which was equivalent to the stock price on the day the PIPE transaction was entered into. This yielded a valuation of $1.1 million. The expense associated with the warrants was written off to interest expense as the underlying debt was paid off. The Company subsequently realized that it should have used the fair market value of the stock on the date the PIPE transaction closed of $5.70 as this was the date the Company became obligated to issue the anti-dilution warrants and the number of warrants to be issued was determined. This higher stock price yielded a valuation of $1.7 million for the warrants, a difference of $608,000. This change in valuation increased the amount charged to Interest Expense for the year ended April 30, 2005 by $564,000 while increasing Prepaid Expenses by $44,000 and Capital In Excess of Par by $608,000 in the Consolidated Balance Sheet as of April 30, 2005.

•	The Company determined that its Cost of Sales in the Consolidated Statement of Operations was understated for several loss contracts accounted for using the percentage-of-completion method as the estimates for cost to complete were not updated prior to the issuance of the Company’s financial statements. The Company has accrued an additional $261,000 in costs in Cost of Sales in its Consolidated Statement of Operations for the year ended April 30, 2005 and in Other Accrued Liabilities on the Consolidated Balance Sheet as of April 30, 2005. In addition, the Company noted inconsistencies between its divisions in the balance sheet presentation of accounts receivable and cash receipts relating to contracts accounted for using the percentage-of-completion method. The Company has, therefore, adjusted its Consolidated Balance Sheet to reflect a consistent presentation and comply with the provisions of SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The effect of these adjustments was to decrease Receivables, net and Customer Deposits by $4.5 million and $5.9 million as of April 30, 2005 and 2004, respectively.

•	The Company also concluded that its computation of compensation expense for performance based equity awards was recorded on a quarter-by-quarter basis only, rather than on a year-to-date true-up basis, thereby understating the compensation amount. In addition, the Company did not record a stock award for services rendered. These corrections increased General & Administrative Expense by $189,000 in the Consolidated Statement of Operations for the year ended April 30, 2005 and Capital In Excess of Par in the Consolidated Balance Sheet as of April 30, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2005

(All tabular dollar amounts in thousands, except per share and option amounts)

•	The Company noted that its deferred tax valuation allowance had been inappropriately classified in its Consolidated Balance Sheet. Specifically, Financial Accounting Standard No. 109 (“FAS 109”), “Accounting for Income Taxes”, provides that the valuation allowance for a particular tax jurisdiction shall be allocated between current and noncurrent deferred tax assets on a pro rata basis, rather than against noncurrent then current deferred tax assets. Consequently, the Company has revised its Consolidated Balance Sheet to reflect the proper allocation of the valuation allowance between current and noncurrent deferred tax balances. This adjustment reduced current deferred tax assets by $923,000 and increased current deferred tax liability and noncurrent deferred tax assets by $609,000 and $1.5 million as of April 30, 2005, respectively. The reclassification as of April 30, 2004 increased current deferred tax assets and increased non-current deferred tax liabilities by $55,000.

•	Further, the Company determined that it had not consistently applied Statement of Financial Accounting Standard No. 13 (“FAS 13”), “Accounting for Leases”, to leases with rent escalation clauses. As a result, the Company increased Cost of Sales by $108,000 and General & Administrative Expenses by $16,000 in the Consolidated Statement of Operations for the year ended April 30, 2005 to properly reflect rent on a straight-line basis. Other Accrued Liabilities and Other Long-Term Liabilities in the Consolidated Balance Sheet as of April 30, 2005 increased by $31,000 and $93,000, respectively, to reflect the corresponding deferred rent liability.

•	Lastly, the Company reviewed the classification of its technical services expenses for North America Waterjet for the year ended April 30, 2005 and concluded that these expenses, amounting to $625,000, were improperly included as Research & Engineering Expenses. The Company has reclassified such expenses into Marketing Expenses consistent with prior period presentation in the Consolidated Statement of Operations.

•	Amounts included in the determination of cash provided by operating activities on the Consolidated Statement of Cash flows for the years ended April 30, 2005 and 2004 have been restated to reflect the errors identified above. Total cash flows from operating, investing and financing activities were not impacted by the restatement.

The following items in the Consolidated Statements of Operations and Consolidated Balance Sheets have been restated as follows:

	Year Ended April 30, 2005
	As previously reported	Restated
Consolidated Statement of Operations
Cost of Sales	138,536	138,905
Gross Margin	80,829	80,460
Marketing Expenses	32,032	32,657
Research & Engineering Expenses	9,692	9,067
General & Administrative Expenses	26,783	26,988
Impairment Charge	—	9,064

Operating Income	11,460	1,822
Interest Expense	(19,995)	(20,559)
Other (Expense) Income, net	(81)	302
Net Loss	(10,797)	(20,616)

Net Loss per Share:
Basic and Diluted
Net Loss	(.61)	(1.16)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2005

(All tabular dollar amounts in thousands, except per share and option amounts)

	As of April 30, 2005		As of April 30, 2004
	As previously reported	Restated	As previously reported	Restated
Consolidated Balance Sheets:
Receivables, net	42,781	38,325	44,860	39,006
Deferred Income Taxes	861	—	970	1,025
Prepaid Expenses	6,064	6,046	*	*
Total Current Assets	90,001	84,666	90,611	84,812
Goodwill	11,828	2,764	*	*
Deferred Income Taxes	—	1,532	*	*
Total Assets	131,334	118,467	135,071	129,272
Customer Deposits	15,062	10,606	10,181	4,327
Deferred Income Tax Liability	—	609	—	55
Other Accrued Liabilities	10,189	10,481	*	*
Total Current Liabilities	81,988	78,433	99,671	93,817
Other Long-Term Liabilities	3,126	3,219	*	*
Total Liabilities	90,818	87,356	142,263	136,464
Minority Interest	2,784	2,401	*	*
Capital in Excess of Par	111,715	112,512	*	*
Accumulated Deficit	(70,762)	(80,581)	*	*
Total Shareholders’ Equity	37,732	28,710	*	*
Total Liabilities and Shareholder’s Equity	131,334	118,467	135,071	129,272

*	The restatements described above did not result in a restatement of this line item in this fiscal year in the Company’s previously reported financial statements.

Note 3—Private Investment in Public Equity

On March 21, 2005, in a Private Investment in Equity Securities Transaction (“PIPE Transaction”), the Company sold 17,473,118 equity units at $3.72 per unit for gross proceeds of $65 million, and net proceeds of $59.3 million. A unit consists of one share of the Company’s common stock and one warrant to buy 1/10th of a share of common stock. Ten warrants give the holder the right to purchase one share of common stock for $4.07. Proceeds of the PIPE were used to pay down existing debt of $59.3 million, including all of the subordinated debt. Under terms of the PIPE Transaction, the Company is required to file an initial Form S-1 registration of the shares issued and issuable in the PIPE Transaction on or before May 20, 2005, which it completed on May 20, 2005, and is required to cause the Form S-1 to go effective on or before September 17, 2005. The Company is subject to cash penalties of $650,000 per month, if it fails to meet this date requirement. The Company subsequently amended the Registration Rights Agreement to grant an extension until December 31, 2005 to the effective date of the registration of the shares. Under the terms of warrants previously issued to the senior and subordinated lenders, the Company is obligated to issue additional warrants if shares of common stock are issued for prices less than market price. Because the issuance price of the common stock of the PIPE Transaction was less than market value, the Company issued approximately 304,000 anti-dilution $0.01 warrants to its lenders. These warrants have a Black-Scholes value of approximately $1.7 million. The majority of the charges resulting from the issuance of the additional anti-dilution warrants, $1.6 million, were charged to interest expense in the fourth quarter of fiscal 2005 as the underlying debt associated with these warrants was retired in the fourth quarter of fiscal 2005. The remainder, $126,000 has been capitalized and is being amortized to interest expense through August 1, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2005

(All tabular dollar amounts in thousands, except per share and option amounts)

Under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF 00-19”), the fair value of the warrants issued under the PIPE Transaction have been reported initially as a liability due to the requirement to net-cash settle the transaction until the Company’s Form S-1 is declared effective. The reason for this treatment is that there are cash payment penalties of 1% of the gross proceeds per month ($650,000) should this Form S-1 not be declared effective prior to September 17, 2005. Upon effectiveness of the Form S-1, these amounts will be reclassified into Capital in Excess of Par in the Equity section of the Consolidated Balance Sheet. The warrants have been valued at $6.4 million using the Black-Scholes method. The assumptions utilized in computing the fair value of the warrants were as follows: expected life of 3 years, estimated volatility of 63% and a risk free interest rate of 4.34%. The shares have been valued at $52.9 million, or the difference between the net proceeds and the value of the warrants. The warrants are considered a derivative financial instrument and will be marked to fair value quarterly until the Form S-1 is declared effective. Any changes in fair value of the warrants will be recorded through the Consolidated Statement of Operations as Other Income (Loss), net. The Company reported $274,000 of expense in the fourth quarter of fiscal 2005 associated with the change in the fair value of the warrants. There was no fair value adjustment in any other periods presented.

Note 4—Warranty Obligations:

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

Note 5—Derivative Financial Instruments:

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

Note 6—Investments and Related Party Transactions:

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

Note 7—Receivables:

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

Receivables consist of the following:

	April 30,
	2005 (restated)	2004 (restated)
Trade Accounts Receivable	$37,157	$27,649
Unbilled Revenues	5,027	16,134

	42,184	43,783
Less Allowance for Doubtful Accounts	3,859	4,777

	$38,325	$39,006

Unbilled revenues do not contain any amounts which are expected to be collected after one year.

Note 8—Inventories:

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

Note 9—Property and Equipment:

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

Note 10—Long-Term Obligations, Notes Payable and Liquidity:

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

On July 8, 2005, the Company signed a new three year credit agreement (“Agreement”). The Agreement provides for a revolving line of credit of up to $30.0 million with a maturity date of July 8, 2008 and is collateralized by a general lien on all of the Company’s assets. Interest rates under the Agreement are at LIBOR plus and at the Bank of America’s prime rate in effect from time to time. LIBOR and the prime rate at April 30, 2005 were 2.6% and 5.75%, respectively. The Agreement requires compliance with funded debt, tangible net worth and liquidity ratios. The Company also pays an annual letter of credit fee equal to 2.5% of the amount available to be drawn under each outstanding letter of credit. The annual letter of credit fee is payable quarterly in arrears. In addition, the New Credit Agreement, similar to prior agreements, includes a subjective acceleration clause which permit the lenders to demand payment in the event of a material adverse change.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2005

(All tabular dollar amounts in thousands, except per share and option amounts)

Note 11—Income Taxes

The components of consolidated (loss) income before income taxes and the provision for income taxes are as follows:

	Year Ended April 30,
	2005 (restated)	2004	2003
(Loss) Income Before Provision for Income Taxes:
Domestic	$(22,247)	$(16,910)	$(35,166)
Foreign	3,969	10,059	(21,695)

Total	$(18,278)	$(6,851)	$(56,861)

The provision for income taxes comprises:

	Year Ended April 30,
	2005	2004	2003
Current:
Domestic	$—	$121	$—
State and Local	41	87	68
Foreign	2,168	4,343	1,327

Total	2,209	4,551	1,395
Deferred	129	646	11,208

Total	$2,338	$5,197	$12,603

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2005

(All tabular dollar amounts in thousands, except per share and option amounts)

Net deferred tax assets (liabilities) comprise the following:

	April 30, 2005 (restated)	April 30, 2004 (restated)
Current:
Accounts Receivable Allowances	$320	$331
Inventory Capitalization	164	103
Obsolete Inventory	602	613
Vacation Accrual	237	262
Net Operating Loss Carryover	923	537
Unrealized Gain	—	433
Business Tax Credits	423	193

Current Deferred Tax Assets	2,669	2,472
Unrealized Loss	(1,639)	—
Valuation Allowance	(1,639)	(1,447)

Total Current Deferred Taxes	(609)	1,025

Long-Term:
Fixed Assets	—	520
Net Operating Loss Carryover	32,836	19,369
Goodwill	393	554
State and Foreign Taxes	127	—
AMT Credits	564	564
Unrealized Loss	—	—
All Other	877	1,909

Long-Term Deferred Tax Asset	34,797	22,916
Fixed Assets	(58)	—
State and Foreign Taxes	—	(491)
Valuation Allowance	(33,207)	(22,480)

Total Long-Term Deferred Taxes	1,532	(55)

Total Net Deferred Tax Assets	$923	$970

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2005

(All tabular dollar amounts in thousands, except per share and option amounts)

A reconciliation of income taxes at the federal statutory rate to the provision (benefit) for income taxes is as follows:

	Year Ended April 30,
	2005	2004	2003
	(restated)	(restated)
Income taxes at federal statutory rate	(34.0)%	(34.0)%	(34.0)%
Extra territorial income exclusion	—	—	(0.3)
Foreign tax rate differences	(2.4)	6.0	1.7
Change in valuation allowances	36.1	(28.2)	47.5
State and local tax rate differences	0.1	0.8	0.1
Original issue discount amortization	(4.7)	5.0	0.5
Non deductible meals	0.1	0.6	0.1
Foreign earnings not previously subject to U.S. tax	—	93.3	—
Foreign withholding taxes	1.2	26.9	—
Minimum tax	—	1.8	—
Impairment charge	16.2	—	—
Other	0.2	3.7	6.6

Income tax provision	12.8%	75.9%	22.2%

As of April 30, 2005, the Company had approximately $70.7 million of domestic net operating loss carryforwards to offset certain earnings for federal income tax purposes. These net operating loss carryforwards expire between fiscal 2022 and fiscal 2024. Net operating loss carryforwards in foreign jurisdictions amount to $28.2 million and do not expire.

Since 2003, the Company has provided a full valuation allowance against its domestic net operating losses and certain foreign net operating losses. The Company also placed a valuation allowance against certain other deferred tax assets based on the expected reversal of both deferred tax assets and liabilities. During 2005, the valuation allowance was increased by $10.9 million for net operating losses and other deferred tax assets realized this year.

In years prior to fiscal 2004 a provision was not made for U.S. income taxes or foreign withholding taxes on undistributed earnings of foreign subsidiaries. In the fourth quarter of fiscal 2004, the Company was no longer able to permanently defer foreign earnings as a result of changes in financing arrangements. As a result, the Company recorded a liability for withholding taxes payable on future repatriation of historical foreign earnings as of April 30, 2005 and 2004, of $217,000 and a $1.9 million respectively. In June 2004 and February 2005, the Company repatriated $3.5 million and $1.3 million, respectively, from certain foreign subsidiaries and plans to continue to repatriate additional earnings in the future as a result of foreign asset collateral requirements and the amended credit agreements discussed in Note 10.

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

The following chart summarizes the status of the options at April 30, 2005, which expire at various times through 2014:

	1987 Nonemployee Directors Plan	1991 SO Plan and 1995 LTI Plan	Total
Number of options outstanding	454,125	1,580,421	2,034,546
Number of options vested	454,125	1,452,878	1,907,003
Average exercise price per share of options outstanding	$10.26	$8.85	$9.20

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2005

(All tabular dollar amounts in thousands, except per share and option amounts)

The following table summarizes information about stock options outstanding at April 30, 2005:

Range of Exercise Prices	Number Outstanding at April 30, 2005	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at April 30, 2005	Weighted- Average Exercise Price
$2.00 - $7.99	306,890	7.56 years	$4.07	183,347	$4.01
$8.00 - $10.00	704,741	2.96 years	8.99	704,741	8.99
$10.01 - $12.25	1,022,915	4.74 years	10.82	1,018,915	10.82

Total:	2,034,546	4.62 years	$9.20	1,907,003	$9.49

The following table presents the stock option activity for the years ended April 30:

	2005		2004		2003
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding—beginning of year	2,089,412	$9.05	2,500,682	$9.26	3,262,185	$9.62
Granted during the year:	21,250	5.92	42,500	2.10	263,140	3.68
Exercised during the year:	(44,375)	2.55	—	—	(77,000)	5.38
Forfeited during the year:	(31,741)	8.05	(453,770)	9.53	(947,643)	9.27

Outstanding, end of year	2,034,546	$9.20	2,089,412	$9.05	2,500,682	$9.26
Exercisable, end of year	1,907,003	$9.49	1,875,299	$9.65	2,049,636	$9.87
Weighted average fair value of options granted during each period:		$3.59		$1.26		$2.14

During fiscal 2005, 2004 and 2003 the Company recorded non-cash compensation expense of $1.6 million, $763,000 and $284,000, respectively, related to various compensatory arrangements which provide common stock or restricted stock units, rather than options, to the Board of Directors and executive management.

The table below presents the expense components related to the various common stock arrangements for employees and Directors for the three years ended April 30, 2005.

	Year Ended April 30,
	2005 (restated)	2004	2003
Accrual for annual compensatory stock award to Board members	$247	$270	$—
Executive employment and retention contracts	1,338	493	284

	$1,585	$763	$284

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

The January 2003 employment agreement with the CEO provides for annual restricted stock grants of 45,000 shares. These restricted stock grants vest on the earlier of the achievement of yearly performance targets.

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

Note 14—Preferred Share Rights Purchase Plan:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2005

(All tabular dollar amounts in thousands, except per share and option amounts)

Note 15—Commitments and Contingencies:

Lease Commitments

The Company rents certain facilities and equipment under agreements treated for financial reporting purposes as operating leases. The majority of leases currently in effect are renewable for periods of two to five years. Rent expense under these leases was approximately $4.3 million, $4.9 million, and $6.1 million for the years ended April 30, 2005, 2004 and 2003, respectively.

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

Note 16—Discontinued Operations:

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

Note 17—Restructuring and Financial Consulting Charges:

Since May 2003, the Company has been executing a plan intended to return it to profitability through reductions in headcount, consolidation of facilities and operations, and closure or divestiture of selected operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2005

(All tabular dollar amounts in thousands, except per share and option amounts)

The following table summarizes accrued restructuring activity for fiscal 2004 and 2005 (in thousands):

	North America Waterjet		Other International Waterjet			Other Waterjet	Food		International Press		Consolidated
	Facility Exit Costs	Other	Severance Benefits	Facility Exit Costs	Other	Severance Benefits	Severance Benefits	Facility Exit Costs	Severance Benefits	Facility Exit Costs	Severance Benefits	Facility Exit Costs	Other	Total
Q1 restructuring charge	$—	$—	$248	$—	$—	$—	$—	$—	$—	$—	$248	$—	$—	$248
Q1 cash payments	—	—	(128)	—	—	—	—	—	—	—	(128)	—	—	(128)

Balance, July 31, 2003	—	—	120	—	—	—	—	—	—	—	120	—	—	120
Q2 restructuring charge	—	178	(120)	105	302	—	—	—	201	191	81	296	480	857
Q2 cash payments	—	(178)	—	—	(47)	—	—	—	—	—	—	—	(225)	(225)
Q2 charge-offs	—	—	—	—	(255)	—	—	—	—	—	—	—	(255)	(255)

Balance, October 31, 2003	—	—	—	105	—	—	—	—	201	191	201	296	—	497
Q3 restructuring charge	407	170	—	85	484	89	—	—	—	—	89	492	654	1,235
Q3 cash payments	(270)	(160)	—	(14)	—	—	—	—	(121)	—	(121)	(284)	(160)	(565)
Q3 charge-offs	—	(10)	—	(85)	(484)	—	—	—	—	—	—	(85)	(494)	(579)

Balance, January 31, 2004	137	—	—	91	—	89	—	—	80	191	169	419	—	588
Q4 restructuring charge	15	412	—	255	—	—	—	—	234	—	234	270	412	916
Q4 cash payments	(13)	(126)	—	(13)	—	(89)	—	—	(70)	—	(159)	(26)	(126)	(311)
Q4 charge-offs	—	(286)	—	—	—	—	—	—	—	—	—	—	(286)	(286)

Balance, April 30, 2004	139	—	—	333	—	—	—	—	244	191	244	663	—	907
Q1 restructuring charge	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Q1 cash payments	(9)	—	—	(4)	—	—	—	—	(68)	(3)	(68)	(16)	—	(84)

Balance, July 31, 2004	130	—	—	329	—	—	—	—	176	188	176	647	—	823
Q2 restructuring charge	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Q2 cash payments	(9)	—	—	(4)	—	—	—	—	(64)	(3)	(64)	(16)	—	(80)

Balance, October 31, 2004	121	—	—	325	—	—	—	—	112	185	112	631	—	743
Q3 restructuring charge		—	—	—	—	—	120	119	—	—	120	119	—	239
Q3 cash payments	(9)	—	—	(10)	—	—	(17)	(39)	(39)	(3)	(56)	(61)	—	(117)

Balance, January 31, 2005	112	—	—	315	—	—	103	80	73	182	176	689	—	865
Q4 restructuring charge		—	—	—	—	—	—	—	—	—	—	—	—	—
Q4 cash payments	(9)	—	—	(31)	—	—	(50)	(17)	(39)	(3)	(89)	(60)	—	(149)

Balance, April 30 2005	$103	$—	$—	$284	$—	$—	$53	$63	$34	$179	$87	$629	$—	$716

The Company recorded net restructuring charges of $3.3 million during the year ended April 30, 2004. The Company evaluated the workforce and skill levels necessary to satisfy the expected future requirements of the business. As a result, the Company implemented plans to eliminate redundant positions and realign and modify certain roles based on skill assessments. The Company recorded net restructuring charges of $652,000 in employee severance related costs for approximately 48 individuals. The fiscal 2004 reductions in the global workforce were made across manufacturing, engineering as well as general and administrative functions within the Company. The Company has also recorded $1,058,000 of facility exit costs for the year ended April 30, 2004 primarily as a result of consolidating its two Kent facilities into one facility, vacating the manufacturing warehouse portion of its Flow Europe facility and reducing space utilized in its Swedish manufacturing facility.

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

Note 18—Reportable Segment and Geographical Information:

The Company has determined its operating segments based upon the manner in which internal financial information is produced and evaluated by the chief operating decision maker (the Company’s Chief Executive Officer). Additionally, certain geographical information is required regardless of how internal financial information is generated.

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

	Waterjet				Avure
	North America Waterjet	Asia Waterjet	Other International Waterjet	Other	Food	North America Press	International Press	Eliminations	Total
2005
External sales	$82,381	$25,505	$34,530	$30,550	$15,072	$16,617	$14,710		$219,365

Operating (loss) income (restated) *	$1,939	$6,247	$552	$(307)	$(2,138)	$41	$(4,372)	$(140)	$1,822

Goodwill (restated) *	$2,463	$301							$2,764

Total assets (restated) *	$84,088	$28,967	$19,812	$9,855	$11,296	$8,179	$37,258	$(80,988)	$118,467

2004
External sales	$59,044	$20,502	$28,160	$25,155	$15,296	$7,445	$22,007		$177,609

Operating (loss) income	$(4,871)	$5,299	$(2,921)	$335	$(2,874)	$9	$2,672	$468	$(1,883)

Goodwill	$2,463	$301				$765	$7,731		$11,260

Total assets (restated)	$87,988	$27,587	$17,935	$12,265	$12,855	$4,339	$45,099	$(78,796)	$129,272

2003
External sales	$53,995	$17,667	$23,279	$26,892	$4,851	$7,668	$9,763		$144,115

Operating (loss) income	$(7,198)	$3,433	$(15,557)	$(8,503)	$(16,819)	$100	$(5,242)	$1,087	$(48,699)

Goodwill	$2,463	$301				$765	$7,208		$10,737

Total assets	$107,448	$20,658	$30,190	$13,154	$15,062	$4,523	$45,645	$(88,979)	$147,701

*	contains restated balances as of and for the year ended April 30, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2005

(All tabular dollar amounts in thousands, except per share and option amounts)

The table below presents the Company’s operations and other financial information by geographical region:

	United States	Europe	Asia	Other Foreign	Adjustments & Eliminations	Consolidated
Fiscal 2005
Sales:
Customers (1)	$131,032	$45,417	$25,505	$17,411	$—	$219,365
Inter-area (2)	20,549	13,171	928	1,725	(36,373)	—

Total sales	$151,581	$58,588	$26,433	$19,136	$(36,373)	$219,365

Long-Lived Assets (restated)	$12,776	$13,426	$6,941	$599		$33,742

Fiscal 2004
Sales:
Customers (1)	$97,546	$46,557	$20,502	$13,004	$—	$177,609
Inter-area (2)	13,917	15,051	1,214	365	(30,547)	—

Total sales	$111,463	$61,608	$21,716	$13,369	$(30,547)	$177,609

Long-Lived Assets	$12,355	$24,276	$7,068	$761		$44,460

Fiscal 2003
Sales:
Customers (1)	$79,450	$31,326	$17,666	$15,673	$—	$144,115
Inter-area (2)	12,499	600	1,166	72	(14,337)	—

Total sales	$91,949	$31,926	$18,832	$15,745	$(14,337)	$144,115

Long-Lived Assets	$17,455	$25,094	$3,172	$999		$46,720

(1)	U.S. sales to unaffiliated customers in foreign countries were $12.8 million, $15.1 million, and $12.5 million in fiscal 2005, 2004, and 2003, respectively.
(2)	Inter-area sales to affiliates represent products that were transferred between geographic areas at negotiated prices, which are consistent with the terms sales to third parties, that is, at current market prices. These amounts have been eliminated in the consolidation.

Note 19—New Accounting Pronouncements

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

Note 20—Subsequent Events:

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

Note 21—Subsequent Event Update:

On October 31, 2005, the Company completed the sale of the North America Press and International Press reportable segments, as well as the non ultrahigh-pressure portion of the Food reportable segment with the Gores Technology Group, LLC (“Gores”) for estimated net proceeds of $14.0 million, comprised of cash and notes. An $8.0 million 8% note is due 90 days subsequent to the closing of the transaction while the other $2.0 million 6% note is due in three years. At closing, the Company also entered into a Supply Agreement with Gores whereby it has agreed to supply certain high pressure pump products on an exclusive basis to Gores. The Company expects to record a gain on the sale transaction.

Note 22—Selected Quarterly Financial Data (unaudited):

Fiscal 2005 Quarters(1)	First	Second	Third	Fourth (restated)	Total (restated)
Sales	$48,982	$55,467	$49,872	$65,044	$219,365
Gross Margin	17,895	18,255	18,614	25,696	80,460

Net (Loss) Income	(2,340)	(275)	(3,501)	(14,500)	(20,616)

Loss Per Share:
Basic and Diluted
Net Loss *	(.15)	(.02)	(.22)	(.61)	(1.16)

Fiscal 2004 Quarters	First	Second	Third	Fourth	Total
Sales	$37,182	$43,689	$42,382	$54,356	$177,609
Gross Margin	13,385	15,651	16,298	19,893	65,227

Loss Before Discontinued Operations	(6,193)	(1,929)	(321)	(3,605)	(12,048)
Net Loss	(5,667)	(1,929)	(321)	(3,605)	(11,522)

Loss Per Share:
Basic and Diluted
Loss Before Discontinued Operations	(.40)	(.13)	(.02)	(.23)	(.78)
Net Loss	(.37)	(.13)	(.02)	(.23)	(.75)

*	Quarters do not equal year due to equity offering in the fourth quarter of fiscal 2005.
(1)	As discussed in Note 2, the Company has restated its financial statements for the fiscal year ended April 30, 2005. The impact of the errors on the first three fiscal quarters of 2005 was inconsequential and thus the total adjustments were recorded during the quarter ended April 30, 2005.

FLOW INTERNATIONAL CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

		Additions
Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions *	Balance at End of Period
Year Ended April 30:

Allowance for Doubtful Accounts
2005	$4,777	$584	$54	$(1,556)	$3,859
2004	5,019	1,366	(19)	(1,589)	4,777
2003	962	4,978	131	(1,052)	5,019

Provision for Slow-Moving and Obsolete Inventories
2005	$2,499	$1,053	$46	$(665)	$2,933
2004	4,336	975	—	(2,812)	2,499
2003	1,792	4,271	69	(1,796)	4,336
* Write-offs of uncollectible accounts and disposal of obsolete inventory.

Classification	Balance at Beginning of Period	Net Change	Balance at End of Period
Year Ended April 30:

Valuation Allowance on Deferred Tax Assets
2005	$23,927	$10,919	$34,846
2004	25,768	$(1,841)	$23,927
2003	615	25,153	25,768

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, referenced herein as the Exchange Act. These disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures performed pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as amended. Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, as of April 30, 2005, the Company’s disclosure controls and procedures were not effective because of the material weaknesses discussed below. Notwithstanding the existence of the material weaknesses described below, management has concluded that the consolidated financial statements in this Form 10-K/A fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.

Material Weaknesses in Internal Control over Financial Reporting

In December 2004, in connection with the restatement of our fiscal 2004, 2003 and 2002 financial statements, and in November 2005, in connection with our restatement of our fiscal 2005 and 2004 financial statements, our independent registered public accounting firm reported to management and to the Audit Committee material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management agrees with and has responded to the Audit Committee with our plans to remediate the material weaknesses communicated by our independent registered public accounting firm. Remediation of these material weaknesses is ongoing.

The material weaknesses in our internal control over financial reporting are as follows:

•	The Company did not maintain effective controls over the financial reporting process due to an insufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with its financial reporting requirements and the complexity of the Company’s operations and transactions. Specifically, the Company incorrectly applied generally accepted accounting principles for (i) the impairment of goodwill, (ii) the classification of deferred tax balances, (iii) the valuation of anti-dilution warrants, (iv) the accrual of costs on contracts and balance sheet presentation of accounts receivable and cash receipts relating to contracts accounted for using the percentage-of-completion method and (v) leases with rent escalation clauses, affecting receivables, deferred income taxes, prepaid expenses, goodwill, other accrued liabilities, other long-term liabilities, customer deposits, minority interest, capital in excess of par, cost of sales, general and administrative expenses, impairment charge, interest expense and other (expense) income. This material weakness contributed to the material weakness discussed below.

•	The Company did not maintain effective controls to ensure there is adequate (i) analysis, documentation, reconciliation and review of accounting records, and supporting data, and (ii) monitoring and oversight of the work performed by accounting and financial reporting personnel to ensure the accuracy and completeness of the consolidated financial statements in accordance with generally accepted accounting principles. Specifically, the Company did not have effective controls designed and in place over the consolidation of the financial statements of subsidiaries, the reconciliation of inter-company accounts, the valuation of anti-dilution warrants, the accrual of costs on contracts and balance sheet presentation of accounts receivable and cash receipts relating to contracts accounted for using the percentage-of-completion method, the classification of technical service expenses and the accounting for performance based equity awards, affecting receivables, prepaid expenses, other accrued liabilities, customer deposits, capital in excess of par, cost of sales, marketing expense, research and engineering, general and administrative expense and interest expense.

These control deficiencies resulted in the restatement of the Company’s consolidated financial statements for the years ended April 30, 2005, 2004 and 2003, each of the quarters in 2004 and 2003 and the fourth quarter of 2005. Additionally, each of these control deficiencies could result in a material misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that each of the above control deficiencies represents a material weakness.

Remediation of Material Weakness

Our management and Audit Committee have dedicated significant resources to assessing the underlying internal control deficiencies giving rise to the restatements and to ensure that proper steps have been and are being taken to improve our internal control over financial reporting. We have assigned the highest priority to the correction of these deficiencies and have taken and will continue to take action to fully correct them. Management is committed to instilling strong control policies and procedures and ensuring that the ‘tone at the top’ is committed to accuracy and completeness in all financial reporting. The remedial measures include the following:

•	Insufficient compliment of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles.

We have filled several positions in the corporate accounting and finance department with newly hired staff, including a financial planner, assistant controller and senior accountant. We have not completed the hiring process at corporate as we continue to assess our staffing needs. During August 2005, we hired a technical accounting manager to ensure compliance with all current and future accounting rules. Prior to that date the existing staff was addressing our application of technical accounting literature. We will continue to assess staffing needs at both corporate and our subsidiaries, and have identified the need for additional staff in the areas of accounting supervision and financial analysis. We have applied additional resources and time to improve the appropriateness and documentation of our conclusions on technical accounting issues. This will be enhanced with the addition of our technical accounting manager and other planned additions.

•	Lack of effective controls to ensure adequate analysis, documentation, reconciliation and review of accounting records. Lack of effective controls to ensure adequate monitoring and oversight of work period by accounting and financial reporting personnel.

We engaged a financial consulting firm to assist in both detail reconciliation work, as well as reviewing current processes and controls and assistance in the development of prospective processes and controls over the inter-company reconciliation process. We created a standardized template used in the reconciliation of all our inter-company accounts. These reconciliations are reviewed for accuracy and completeness by our Chief Financial Officer. Additionally, we have created a new template for use in generation of our Statement of Cash Flows. We have modified our monthly divisional close checklist to ensure all required reconciliations are completed, as well as help ensure adherence to corporate policies and procedures. We have begun to improve the documentation of our accounting policies and procedures to ensure that all transactions are recorded consistently and with the appropriate level of documentation. As is described in the above paragraph, we still need to hire additional experienced staff to provide enhanced review, analysis and documentation of accounting transactions and of the consolidated financial statements.

The implementation of the initiatives described above, are among our highest priorities. Our Audit Committee will continually assess the progress and sufficiency of these initiatives and make adjustments as and when necessary. As of the date of this report, management believes that the plan outlined above, when completed, will eliminate the material weaknesses in internal control over financial reporting as described above.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

1.	Consolidated Financial Statements.

See Item 8 of Part II for a list of the Financial Statements filed as part of this report.

2.	Financial Statement Schedules.

See Item 8 of Part II for a list of the Financial Statement Schedules filed as part of this report.

3.	Exhibits. See subparagraph (b) below.

(b)	Exhibits.

Exhibit Number

3.1	Articles of Incorporation, filed with the state of Washington October 1, 1998. (Incorporated by reference to Exhibit 3.1 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 1999.)

3.2	By-Laws of Flow International Corporation. (Incorporated by reference to Exhibit 3.1 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 1999.)

4.1	Certificate of Designation of Series B Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 4.5 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 1990.)

4.2	Amended and Restated Rights Agreement dated as of September 1, 1999, between Flow International Corporation and ChaseMellon Shareholder Services, L.L.C. (Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated September 1, 1999.)

4.3	Warrant to Purchase Shares of Common Stock of Flow International Corporation. (Incorporated by reference to the registrant’s Current Report on Form 8-K dated June 12, 2001.)

10.1	Flow International Corporation 1987 Stock Option Plan for Nonemployee Directors, as amended. (Incorporated by reference to Exhibit 10.5 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 1994.)

10.2	Flow International Corporation 1995 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 2000.)

10.3	Flow International Corporation Voluntary Pension and Salary Deferral Plan and Trust Agreement, as amended and restated effective January 1, 2002. (Incorporated by reference to Exhibit 10.3 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 2003.)

10.4	Form of Change in Control Agreement. (Incorporated by reference to Exhibit 10.17 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 1996.)

10.5	Employment Agreement dated November 25, 2002 between Stephen R. Light and Flow International Corporation. (Incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2003.)

10.6	Lease dated January 30, 2003 between Flow International and Property Reserve, Inc. (Incorporated by reference to Exhibit 10.11 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 2003.)

Exhibit Number

10.7	Credit Agreement dated as of July 8, 2005 among Flow International Corporation, Bank of America, N.A. and U.S. Bank National Association. (Incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K dated July 19, 2005, as amended by the Form 8-K/A dated July 29, 2005.)

21.1	Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21.1 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 2005.)

31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOW INTERNATIONAL CORPORATION

November 23, 2005

/S/ STEPHEN R. LIGHT
Stephen R. Light President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on this 23rd day of November, 2005.

Signature	Title

/S / STEPHEN R. LIGHT Stephen R. Light	President and Chief Executive Officer (Principal Executive Officer)

/S/ DOUGLAS R. FLETCHER Douglas R. Fletcher	Chief Financial Officer (Principal Accounting Officer)

/S/ KATHRYN L. MUNRO Kathryn L. Munro	Chairman

/S/ RICHARD P. FOX Richard P. Fox	Director

/S/ RONALD D. BARBARO Ronald D. Barbaro	Director

/S/ ARLEN I. PRENTICE Arlen I. Prentice	Director

/S/ J. MICHAEL RIBAUDO J. Michael Ribaudo	Director

/S/ KENNETH M. ROBERTS Kenneth M. Roberts	Director

/S/ JAN K. VER HAGEN Jan K. Ver Hagen	Director

John A. Janitz	Director