Form 10-Q
period 2005-07-31
FLOW INTERNATIONAL CORP
filed 2005-12-01
CIK 713002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

The number of shares outstanding of common stock, as of November 14, 2005 is 34,642,316 shares.

FLOW INTERNATIONAL CORPORATION

FLOW INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; in thousands, except share amounts)

	July 31, 2005	April 30, 2005
		(restated)
Current Assets:
Cash and Cash Equivalents	$15,219	$12,976
Restricted Cash	2,527	469
Receivables, Net	28,047	38,325
Inventories, Net	26,034	24,218
Deferred Income Taxes	—	—
Prepaid Expenses	6,487	6,046
Other Current Assets	2,052	2,632

Total Current Assets	80,366	84,666
Property and Equipment, Net	12,227	12,634
Intangible Assets, Net	13,600	14,644
Goodwill	2,764	2,764
Deferred Income Taxes	1,527	1,532
Other Assets	2,028	2,227

	$112,512	$118,467

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes Payable	$3,841	$3,531
Current Portion of Long-Term Obligations	475	9,912
Accounts Payable	14,606	20,842
Accrued Payroll and Related Liabilities	7,265	8,819
Taxes Payable and Other Accrued Taxes	2,452	2,291
Deferred Income Taxes	839	609
Deferred Revenue	2,995	4,646
Customer Deposits	14,509	10,606
Warrant Obligation	7,374	6,696
Other Accrued Liabilities	11,513	10,481

Total Current Liabilities	65,869	78,433
Long-Term Obligations	13,301	5,704
Other Long-Term Liabilities	2,986	3,219

Total Liabilities	82,156	87,356

Commitments and Contingencies
Minority Interest	2,178	2,401

Shareholders’ Equity:
Series A 8% Convertible Preferred Stock – $.01 par value, 1,000,000 shares authorized, none issued	—	—
Common Stock – $.01 par value, 49,000,000 shares authorized, 34,592,148 shares outstanding at July 31, 2005 and 33,495,479 shares outstanding at April 30, 2005	346	335
Capital in Excess of Par	114,022	112,512
Accumulated Deficit	(80,559)	(80,581)
Accumulated Other Comprehensive Loss
Cumulative Translation Adjustment, net of income tax of $0	(5,194)	(3,506)
Unrealized Loss on Cash Flow Hedges, net of income tax of $170 and $19	(437)	(50)

Total Shareholders’ Equity	28,178	28,710

	$112,512	$118,467

See Accompanying Notes to

Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share data)

	Three Months Ended July 31,
	2005	2004
Revenues	$49,729	$48,982
Cost of Sales	29,106	31,087

Gross Margin	20,623	17,895

Expenses:
Sales and Marketing	8,545	7,309
Research and Engineering	2,691	2,604
General and Administrative	7,366	5,728
Restructuring	98	—
Financial Consulting	—	623

	18,700	16,264

Operating Income	1,923	1,631
Interest Expense, Net	(798)	(3,095)
Other Expense, Net	(226)	(170)

Income (Loss) Before Provision for Income Taxes	899	(1,634)
Provision for Income Taxes	(877)	(706)

Net Income (Loss)	$22	$(2,340)

Net Income (Loss) Per Share:
Basic	$0.00	$(.15)

Diluted	$0.00	$(.15)

Weighted Average Shares Used in Computing Basic and Diluted Net Income (Loss) Per Share
Basic	34,299	15,686
Diluted	36,012	15,686

See Accompanying Notes to

Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Three Months Ended July 31,
	2005	2004
		(restated)
Cash Flows from Operating Activities:
Net Income (Loss)	$22	$(2,340)
Adjustments to Reconcile Net Income (Loss) to Cash Provided by Operating Activities:
Depreciation and Amortization	1,165	1,322
Foreign Currency (Gains) Losses	(349)	660
Amortization of Debt Discount	—	257
Fair Value Adjustment on Warrants Issued	678	—
Stock Compensation	712	359
Other Non-Cash Items	71	6
Changes in Operating Assets and Liabilities:
Receivables	9,700	(274)
Inventories	(2,203)	(740)
Other Operating Assets	(1,188)	(1,488)
Customer Deposits	4,118	3,001
Accounts Payable	(5,861)	2,614
Deferred Revenue	(1,630)	(14)
Other Operating Liabilities	537	(2,203)

Cash Provided by Operating Activities	5,772	1,160

Cash Flows from Investing Activities:
Expenditures for Property and Equipment	(519)	(329)
Restricted Cash	(2,137)	(184)
Other	(59)	58

Cash Used in Investing Activities	(2,715)	(455)

Cash Flows from Financing Activities:
Borrowings (Repayments) under Line of Credit Agreements, Net	542	(2,082)
Payments on Senior Credit Agreement	(17,759)	(13,173)
Borrowings on Senior Credit Agreement	16,049	8,620
Payments of Long-Term Obligations	(39)	(18)
Borrowings on Long-Term Obligations	—	4,108
Other	9	—

Cash Used In Financing Activities	(1,198)	(2,545)

Effect of Changes in Exchange Rates on Cash	384	(538)

Increase (Decrease) in Cash and Cash Equivalents	2,243	(2,378)
Cash and Cash Equivalents at Beginning of Period	12,976	11,734

Cash and Cash Equivalents at End of Period	$15,219	$9,356

Supplemental Disclosure of Noncash Financing Activity
Issuance of warrants to lenders	$—	$960

Issuance of compensatory common stock on executive incentive compensation plan	$799	$680

See Accompanying Notes to

Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

AND COMPREHENSIVE LOSS

(unaudited, in thousands)

	Common Stock		Capital In Excess of Par	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity (Deficit)
	Shares	Par Value
Balances, April 30, 2004	15,510	$156	$54,686	$(59,965)	$(4,429)	$(9,552)
Components of Comprehensive Loss:
Net Loss				(2,340)		(2,340)
Unrealized Loss on Cash Flow Hedges, Net of Income Tax of $9					(24)	(24)
Cumulative Translation Adjustment, Net of Income Tax of $0					(161)	(161)

Total Comprehensive Loss						(2,525)

Issuance of Warrants			960			960
Stock Compensation	366	3	1,037			1,040

Balances, July 31, 2004	15,876	$159	$56,683	$(62,305)	$(4,614)	$(10,077)

Balances, April 30, 2005	33,495	$335	$112,512	$(80,581)	$(3,556)	$28,710
Components of Comprehensive Loss:
Net Income				22		22
Unrealized Loss on Cash Flow Hedges, Net of Income Tax of $155					(398)	(398)
Reclassification Adjustment for Settlement of Cash Flow Hedges, net of income tax of $4					11	11
Cumulative Translation Adjustment, Net of Income Tax of $0					(1,688)	(1,688)

Total Comprehensive Loss						(2,053)

Exercise of Warrants	908	9				9
Stock Compensation	189	2	1,510			1,512

Balances, July 31, 2005	34,592	$346	$114,022	$(80,559)	$(5,631)	$28,178

See Accompanying Notes to

Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended July 31, 2005

(unaudited)

1.	Basis of Presentation

In the opinion of the management of Flow International Corporation (the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring items and accruals necessary to fairly present the financial position, results of operations and cash flows of the Company. These interim financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, and should be read in conjunction with the April 30, 2005 consolidated financial statements included in the Company’s Annual Report filed with the Securities and Exchange Commission on Form 10-K/A (Amendment No. 1) as filed with the SEC on November 23, 2005. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company’s financial statements. Actual results may differ from these estimates under different assumptions or conditions. Operating results for the three months ended July 31, 2005 may not be indicative of future results.

2.	Restatement

As reported in the Company’s April 30, 2005 Form 10-K/A, the Company has identified errors in the Consolidated Financial Statements related to the impairment of goodwill, the valuation of anti-dilution warrants, additional costs incurred on percentage-of-completion contracts and the presentation of percentage-of-completion related balances on the Consolidated Balance Sheet, the computation of stock compensation expense, the allocation of the valuation allowance to deferred tax asset and liability balances, the recording of straight-line rent expense, and the classification of technical service expenses. The Company restated its Consolidated Balance Sheet as of April 30, 2005 as described in the Form 10-K/A.

The Company has also determined that there was an error in the Condensed Consolidated Statement of Cash Flows for the three months ended July 31, 2004 related to one of the items above. Specifically, the Company noted inconsistencies between its divisions in the balance sheet presentation of accounts receivable and cash receipts relating to contracts accounted for using the percentage-of-completion method. The Company has, therefore, adjusted its financial statements to reflect a consistent presentation and comply with the provisions of SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The effect of this error on these amounts included in the determination of cash provided by operating activities on the Consolidated Statement of Cash Flows for three months ended July 31, 2004 was to decrease the cash flow from changes in Receivables and to increase the cash flow from changes in Customer Deposits by $3.1 million. Total cash flows from operating, investing and financing activities were not impacted by the restatement.

3.	Liquidity

On July 8, 2005, the Company executed a new $30 million, three year senior credit agreement with Bank of America N.A. and U.S. Bank N.A. This credit agreement expires July 8, 2008 and bears interest at the bank’s prime rate (6.25% at July 31, 2005) or is linked to LIBOR plus a percentage depending on the Company’s leverage ratios, at the Company’s option. The agreement sets forth specific financial covenants to be attained on a quarterly basis, which we believe, based on our financial forecasts, are achievable.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended July 31, 2005

(unaudited)

The Company’s domestic senior credit agreement (“Credit Agreement”) is its primary source of external funding. At July 31, 2005, the balance outstanding on the Credit Agreement was $8.0 million against a maximum available borrowing of $30 million. The available credit at July 31, 2005, net of $6.4 million in outstanding letters of credit, was $15.6 million.

We believe that our existing cash, cash from operations, and credit facilities at July 31, 2005 are adequate to fund our operations through April 30, 2006. If we fail to achieve our planned revenues, costs and working capital objectives, management believes it has the ability to curtail capital expenditures and reduce costs to levels that will be sufficient to enable us to meet our cash requirements and debt covenants through April 30, 2006. The Company was in compliance with all covenants as of July 31, 2005.

4.	Restructuring and Financial Consulting

In fiscal 2005, the Company completed the execution of a plan intended to return it to profitability through reductions in headcount, consolidation of facilities and operations, and closure or divestiture of selected operations.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended July 31, 2005

(unaudited)

The following table summarizes accrued restructuring activity (in thousands):

	North America Waterjet	Other International Waterjet	Other Waterjet		Food		International Press		Consolidated
	Facility Exit Costs	Facility Exit Costs	Severance Benefits	Other	Severance Benefits	Facility Exit Costs	Severance Benefits	Facility Exit Costs	Severance Benefits	Facility Exit Costs	Other	Total
Balance, April 30, 2004	139	333	—	—	—	—	244	191	244	663	—	907
Q1 restructuring charge	—	—	—	—	—	—	—	—	—	—	—	—
Q1 cash payments	(9)	(4)	—	—	—	—	(68)	(3)	(68)	(16)	—	(84)

Balance, July 31, 2004	130	329	—	—	—	—	176	188	176	647	—	823
Q2 restructuring charge	—	—	—	—	—	—	—	—	—	—	—	—
Q2 cash payments	(9)	(4)	—	—	—	—	(64)	(3)	(64)	(16)	—	(80)

Balance, October 31, 2004	121	325	—	—	—	—	112	185	112	631	—	743
Q3 restructuring charge		—	—	—	120	119	—	—	120	119	—	239
Q3 cash payments	(9)	(10)	—	—	(17)	(39)	(39)	(3)	(56)	(61)	—	(117)

Balance, January 31, 2005	112	315	—	—	103	80	73	182	176	689	—	865
Q4 restructuring charge		—	—	—	—	—	—	—	—	—	—	—
Q4 cash payments	(9)	(31)	—	—	(50)	(17)	(39)	(3)	(89)	(60)	—	(149)

Balance, April 30, 2005	$103	$284	$—	$—	$53	$63	$34	$179	$87	$629	$—	$716
Q1 restructuring charge	—	—	74	24	—	—	—	—	74	—	24	98
Q1 cash payments	(9)	(30)	(74)	—	(49)	(17)	(34)	(3)	(157)	(59)	—	(216)
Q1 charge-offs	—	—	—	(24)	—	—	—	—	—	—	(24)	(24)

Balance, July 31, 2005	$94	$254	$—	$—	$4	$46	$—	$176	$4	$570	$—	$574

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended July 31, 2005

(unaudited)

During the three months ended July 31, 2005, the Company announced the closing and relocation of its Wixom, Michigan facility to its Burlington, Ontario facility and terminated 13 employees. In connection with this restructuring, the Company recorded severance benefits of $74,000 which were paid in the quarter and also wrote off $24,000 of inventory with no future value. The Company anticipates future restructuring charges related to its lease during the second quarter of fiscal 2006.

The remaining accrued severance costs in the Food Segment of $4,000 as of July 31, 2005 will be paid over the next quarter and the remaining accrued facility exit costs for all segments of $570,000, which consist of long-term lease commitments, net of expected sublease income, will be paid primarily over the next several years.

5.	Net Income (Loss) Per Share and Stock-Based Compensation

Basic net income (loss) per share represents net income (loss) available to common shareholders divided by the weighted average number of shares outstanding during the period. Diluted net income (loss) per share represents net income (loss) available to common shareholders divided by the weighted average number of shares outstanding including the potentially dilutive impact of stock options and warrants, where appropriate. Potential common share equivalents of stock options and warrants are computed by the treasury stock method and are included in the denominator for computation of earnings per share if such equivalents are dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share for the three months ended July 31, 2005 and 2004:

	Three Months Ended July 31,
	2005	2004
Numerator:
Net income (loss)	$22	$(2,340)

Denominator:
Denominator for basic net income (loss) per share—weighted average shares	34,299	15,686
Dilutive potential common shares from employee stock options	83	—
Dilutive potential common shares from warrants	1,630	—

Denominator for diluted net income (loss) per share—weighted average shares and assumed conversions	36,012	15,686

Basic and diluted net income (loss) per share	$0.00	$(0.15)

The dilutive potential common shares from employee stock options exclude 1,675,490 options which were out of the money at July 31, 2005. The effect of all 2,087,579 stock options and 1,160,000 warrants at July 31, 2004 have been excluded from the diluted weighted average share denominator for the three months ended July 31, 2004, as their effect would be anti-dilutive.

The Company has engaged an independent third party in a Consulting Agreement effective March 1, 2003 to provide executive coaching and organizational services. In partial consideration for such services, the Company issued 19,097 unregistered shares of common stock, valued at $50,000 which was expensed during the three months ended July 31, 2004.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended July 31, 2005

(unaudited)

On July 28, 2004, in connection with the execution of amendments to its senior credit agreement, the Company issued to the senior lenders 150,000 detachable warrants to purchase common stock at $.01 per share as a fee. The 150,000 warrants were valued at $480,000 and were amortized to interest expense during the period from August 1, 2004 through July 31, 2005 which was the maturity date of the amended senior credit agreement. Also, in connection with the July 28, 2004 amendment of its subordinated debt agreement, the Company issued to the subordinated lender 150,000 detachable warrants to purchase common stock at $.01 per share as a fee. All of these warrants were fully vested. The 150,000 warrants were valued at $480,000 and were amortized to interest expense during the period from August 1, 2004 through the original term of the subordinated debt. In conjunction with the payoff of the subordinated debt on April 28, 2005, the Company recorded charges of $2.0 million which represented the remaining unamortized fees. The issuance of shares and warrants was exempt from registration under Section 4(2) of the Securities Act of 1933 because these were not transactions involving a public offering.

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards No. 123 (“FAS 123”), “Accounting for Stock Based Compensation” to stock-based employee compensation. Based on the Company’s current NOL position, there are no tax effects related to the stock-based compensation items below.

(in thousands, except per share data)

	Three Months Ended July 31,
	2005	2004
Net income (loss), as reported	$22	$(2,340)
Add: Employee stock-based compensation under APB 25 included in net loss, net of related tax effects	712	309
Deduct: Total employee stock-based compensation expense determined under fair value based method for all awards, net of tax related effects	(731)	(334)

Pro forma net income (loss)	$3	$(2,365)

Net income (loss) per share—basic and diluted:
As reported	$.00	$(.15)
Pro forma	$.00	$(.15)

To determine compensation expense under FAS 123, the Company used the following assumptions:

	Fiscal 2006	Fiscal 2005
Risk-free interest rates	4.01%	4.34%
Expected lives	Five years	Six years
Expected dividend yields	0%	0%
Expected volatility	62.8%	62.0%

During the three months ended July 31, 2005 and 2004, the Company recorded total employee non-cash compensation expense of $712,000 and $309,000, respectively, related to various compensatory arrangements which provide common stock or restricted stock units, rather than options, to the Board of Directors and executive management.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended July 31, 2005

(unaudited)

The table below presents the expense components related to the various common stock arrangements for the three months ended July 31, 2005 and 2004. Please refer to the Company’s Amended Annual Report on Form 10-K/A for a further discussion of compensatory arrangements.

	Three Months Ended July 31,
	2005	2004
Accrual for annual compensatory stock award to Board members	$60	$60
Executive employment and retention contracts	652	249

Employee and Director Total	712	309
Stock granted in consideration of third party services rendered	—	50

	$712	$359

6.	Segment Information

The Company has identified seven reportable segments. Four segments, North America Waterjet, Asia Waterjet, Other International Waterjet and Other (together known as Waterjet), utilize the Company’s released pressure technology. The remaining three segments, Food, North America Press and International Press (together known as Avure), utilize the Company’s contained pressure technology. The Waterjet operation includes cutting and cleaning operations, which are focused on providing total solutions for the aerospace, automotive, job shop, surface preparation and paper industries. The Avure operation includes the Fresher Under Pressure™ food processing technology, as well as the isostatic and flexform press (“General Press”) operations. The Fresher Under Pressure technology provides food safety and quality enhancement solutions for food producers, while the General Press business manufactures systems which produce and strengthen advanced materials for the aerospace, automotive and medical industries. Segment operating results are measured by the Company’s Chief Executive Officer based on operating income (loss). The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies included in the Company’s April 30, 2005 Amended Annual Report filed with the Securities and Exchange Commission on Form 10-K/A.

A summary of operations by reportable segment is as follows:

(in thousands)

	Three Months Ended July 31,
	2005	2004
Sales
North America Waterjet	$22,927	$15,900
Asia Waterjet	5,768	6,351
Other International Waterjet	8,453	7,136
Other*	4,838	8,912
Food	2,337	3,868
North America Press	2,117	2,593
International Press	3,289	4,222

	$49,729	$48,982

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended July 31, 2005

(unaudited)

	Three Months Ended July 31,
	2005	2004
Operating Income (Loss)
North America Waterjet	$427	$(446)
Asia Waterjet	1,345	1,664
Other International Waterjet	283	(397)
Other*	71	101
Food	320	(37)
North America Press	38	(3)
International Press	(601)	638
Eliminations	40	111

	$1,923	$1,631

*	The Other segment is comprised of divisions which do not make primary use of the Company’s ultrahigh-pressure water pump technology. These divisions provide automation and robotic system solutions to the automotive market.

7.	Restricted Cash

The Company maintains amounts which are restricted in a separate bank account to provide customer performance guarantees as well as vendor guarantees. At July 31, 2005 and April 30, 2005, the Company had $2,581,000 and $526,000 of cash pledged on such guarantees of which $2,527,000 and $469,000 have restrictions which will lift within the next twelve months, respectively. The remaining restricted cash balances have been reported in Other Assets on the Condensed Consolidated Balance Sheets.

8.	Receivables

Receivables consist of the following:

(in thousands)

	July 31, 2005	April 30, 2005
		(restated)
Trade Accounts Receivable	$29,041	$37,157
Unbilled Revenues	2,691	5,027

	31,732	42,184
Less Allowance for Doubtful Accounts	(3,685)	(3,859)

	$28,047	$38,325

9.	Inventories

Inventories consist of the following:

(in thousands)

	July 31, 2005	April 30, 2005
Raw Materials and Parts	$14,277	$15,500
Work in Process	7,950	4,799
Finished Goods	6,623	6,852

	28,850	27,151
Less Provision for Slow-Moving and Obsolete Inventories	(2,816)	(2,933)

	$26,034	$24,218

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended July 31, 2005

(unaudited)

10.	Income Taxes

For the three months ended July 31, 2005 and 2004, the tax provision consists of current expense related to operations in foreign jurisdictions which are profitable and without loss carryforwards. In addition, certain operations in jurisdictions (principally Germany) reported net operating losses for which no benefit was recognized as it is more likely than not that such benefit will not be realized.

Due to a history of losses and uncertainty of future earnings, the Company continues to provide a full valuation allowance against its net operating losses and other net deferred tax assets, arising in all tax jurisdictions except Sweden because the realization of such assets is not more likely than not. The domestic net operating losses can be carried forward 20 years to offset domestic profits in future periods and expire from fiscal 2022 through fiscal 2024 and other foreign net operating losses do not have an expiration date.

In fiscal 2004, the Company determined it was no longer able to permanently defer foreign earnings and recorded a $1.9 million liability for withholding taxes payable on future repatriation of foreign earnings. The Company has continued to record liabilities for withholding taxes on earnings of these foreign operations. During the three months ended July 31, 2005, the Company repatriated $1.4 million from certain foreign subsidiaries and plans to continue to repatriate additional earnings in the future.

11.	Notes Payable and Long-Term Obligations

	July 31, 2005	April 30, 2005
Long Term Obligations:
Senior Credit Agreement	$7,986	$9,695
Term Loans Payable	5,790	5,921

	13,776	15,616
Less Current Portion	(475)	(9,912)

	$13,301	$5,704

Notes Payable	$3,841	$3,531

On July 8, 2005, the Company signed a new three year credit agreement (“Agreement”). The Company expensed $489,000 of fees during the three months ended July 31, 2005 related to the prior credit agreement. The Agreement provides for a revolving line of credit of up to $30 million with a maturity date of August 1, 2008 and is collateralized by a general lien on all of the Company’s assets. Interest rates under the Agreement are at LIBOR plus a percentage depending on leverage ratios or at the Bank of America’s prime rate in effect from time to time, at the Company’s option. LIBOR and the prime rate at July 31, 2005 were 3.52% and 6.25%, respectively. The rate in effect on the balance outstanding at July 31, 2005 was 6.25%. The Agreement requires compliance with funded debt, tangible net worth and liquidity ratios. The Company also pays an annual letter of credit fee equal to 2.5% of the amount drawn under each outstanding letter of credit. The annual letter of credit fee is payable quarterly in arrears. In addition, the Agreement, similar to prior agreements, includes a subjective acceleration clause which permits the lenders to demand payment in the event of a material adverse change.

The Company makes use of its credit facility to fund its operations during the course of the year. In the three months ended July 31, 2005, the Company borrowed an aggregate of $16.0 million on the prior and current credit facility while repaying $17.8 million. As of July 31, 2005, the Company had $15.6 million of domestic unused line of credit, net of $6.4 million in outstanding letters of credit and $8.0 million in outstanding borrowings.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended July 31, 2005

(unaudited)

The Company was in compliance with all covenants as of July 31, 2005 and for the quarter then ended.

The Company has five unsecured credit facilities in Taiwan with a commitment totaling 268 million New Taiwanese Dollars (US$8.4 million at July 31, 2005), bearing interest at rates ranging from 1.8% to 2.82% per annum. The credit facilities have maturities between 12 and 36 months and can be extended for like periods, as needed, at the bank’s option. At July 31, 2005, the balance outstanding under these credit facilities amounts to US$2.4 million, $1.1 million of which is shown under Notes Payable while the remaining $1.3 million is classified under Term Loans Payable.

The Company has also obtained a seven-year collateralized long-term loan, expiring in 2011, in the amount of 145 million New Taiwanese Dollars (US$4.5 million at July 31, 2005) bearing interest at an annual rate of 2.85%. The loan is collateralized by the Company’s recently completed manufacturing facility in Taiwan. In June 2004, the Company borrowed $4.1 million against this facility and repatriated $3.5 million to the U.S. to reduce amounts outstanding under the senior credit facility. The balance of $4.4 million at July 31, 2005 is included in Term Loans Payable.

The Company has a credit facility in Sweden totaling 25 million Swedish Krona (US$3.2 million at July 31, 2005), which is collateralized by trade receivable and inventories of the Company’s Swedish subsidiary and which bears interest at the Swedish prime rate plus 0.75% (or 3.4% at July 31, 2005). At July 31, 2005, the balance outstanding amounts to US$2.8 million and is included in Notes Payable. The line expires annually on December 31 and is renewable in yearly increments at the bank’s option.

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

The following table shows the fiscal 2006 year-to-date activity for the Company’s warranty accrual:

(in thousands)

Accrued warranty balance as of April 30, 2005	$1,710
Accruals for warranties on fiscal 2006 year-to-date sales	329
Warranty labor and materials provided fiscal 2006 year-to-date	(514)

Accrued warranty balance as of July 31, 2005	$1,525

13.	Foreign Currency

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

For the Three Months Ended July 31, 2005

(unaudited)

The following table shows the amount of net realized and unrealized foreign exchange gains (losses) included in Other Income (Expense), net, in the accompanying Consolidated Statements of Operations:

(in thousands)

	Three Months Ended July 31,
	2005	2004
Realized Foreign Exchange Gains, Net	$129	$527
Unrealized Foreign Exchange Gains (Losses), Net	372	(660)

	$501	$(133)

14.	Commitments and Contingencies

At any time, the Company may be involved in certain legal proceedings in addition to the Omax matter described below. As of July 31, 2005, the Company has accrued its estimate of the probable costs for the resolution of these claims. This estimate has been developed in consultation with legal counsel and is based upon an analysis of potential outcomes, assuming a combination of litigation and settlement strategies. The Company does not believe these proceedings will have a material adverse effect on its consolidated financial position. However, it is possible that future results of operations or cash flows for any particular quarterly or annual period could be materially affected by changes in the Company’s assumptions, or the effectiveness of its strategies, related to these proceedings.

On November 18, 2004, Omax Corporation (“Omax”) filed suit against the Company alleging that the Company’s products infringe on Omax’s patents. The suit also seeks to have a specific patent held by the Company declared invalid. The Company asserts that it does not infringe Omax’s patents and Omax’s patents are invalid and unenforceable. In its counterclaim, the Company seeks damages from Omax for violation of antitrust laws and injunctive relief and damages for infringement of the Company’s patent. The trial date has been set for September 2006. Although the Omax suit seeks damages of over $100 million, the Company believes Omax’s claims are without merit and intends not only to contest Omax’s allegations of infringement but also to vigorously pursue its claims with regard to its own patent. Accordingly, the Company has not provided any loss contingency accrual related to the Omax lawsuit as of July 31, 2005. The Company will incur legal expenses as part of this lawsuit and will expense them as incurred. While an exact amount of legal fees is not known at this time, the total fees are expected to be more than $1 million over the next year to two years.

15.	New Accounting Pronouncements

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

For the Three Months Ended July 31, 2005

(unaudited)

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets” (FAS 153), which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. FAS 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe the adoption of FAS 153 will have a material impact on its financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment (Revised 2004).” This statement addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for the company’s equity instruments or liabilities that are based on the fair value of the company’s equity securities or may be settled by the issuance of these securities. SFAS 123R eliminates the ability to account for share-based compensation using APB 25 and generally requires that such transactions be accounted for using a fair value method. The provisions of this statement are effective for financial statements issued for the first interim period following the Company’s fiscal year that begins on or after June 15, 2005 and will become effective for the Company beginning with the first quarter of the fiscal 2007 year. The Company has not yet determined which transition method it will use to adopt SFAS 123R. The full impact that the adoption of this statement will have on the Company’s financial position and results of operations will be determined by share-based payments granted in future periods.

In March 2005, the FASB issued FASB Staff Position (FSP) FIN 46(R)-5, Implicit Variable Interests Under FIN 46(R). FSP FIN 46(R)-5 states that a reporting entity should consider whether it holds an implicit variable interest in a variable interest entity (VIE) or in a potential VIE. If the aggregate of the explicit and implicit variable interests held by the reporting entity and its related parties would, if held by a single party, identify that party as the primary beneficiary, the party within the group most closely associated with the VIE should be deemed the primary beneficiary. The guidance of FSP FIN 46(R)-5 is effective for the reporting period beginning after March 3, 2005. The Company adopted FSP FIN 46(R)-5 during the three months ended July 31, 2005 without a material impact on its Consolidated Financial Statements.

In March 2005, the FASB also issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 is effective

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended July 31, 2005

(unaudited)

no later than the end of fiscal years ending after December 15, 2005. The Company does not expect the adoption of FIN 47 to have a material effect on its Consolidated Financial Statements.

16.	Subsequent Events

On August 26, 2005, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with Barton Mines Company (“Barton”) to give Barton exclusive rights to sell abrasive to the Company’s customers for $2.5 million in cash at closing, future annual payments of $250,000 for the next three years based on achievement of system sales targets and royalty payments for systems sold over the next 10 years.

On October 31, 2005, the Company completed the sale of the North America Press and International Press reportable segments, as well as the non ultrahigh-pressure portion of the Food reportable segment with the Gores Technology Group, LLC (“Gores”) for estimated net proceeds of $14.0 million, comprised of cash and notes. An $8.0 million 8% note is due 90 days subsequent to the closing of the transaction while the other $2.0 million 6% note is due in three years. At closing, the Company also entered into a Supply Agreement with Gores whereby it has agreed to supply certain high pressure pump products on an exclusive basis to Gores. These segments do not meet the accounting criteria to be considered assets held for sale as of July 31, 2005 and accordingly the results of operations are shown as continuing operations and the related assets have not been reported as held for sale in our financial statements.

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT:

Statements made in this quarterly report on Form 10-Q that are not historical facts are forward-looking statements that involve risks and uncertainties. Forward-looking statements typically are identified by the use of such terms as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “plan,” “potential,” “continue” or similar words, although some forward-looking statements are expressed differently. We caution investors that forward-looking statements are only predictions based on our current expectations about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements. You should be aware that our actual results could differ materially from those contained in any forward-looking statement due to a number of factors, which include, but are not limited to the following: the special risk factors and uncertainties set forth below; our belief that the financial covenants in our credit facilities are achievable based on current financial forecasts; our belief that the existing cash and credit facilities at July 31, 2005 are adequate to fund our operations through April 30, 2006 and that if the Company fails to achieve its planned revenues, costs and working capital objectives, management has the ability to curtail capital expenditures and reduce costs to levels that will be sufficient to enable the Company to meet its cash requirements and debt covenants through April 30, 2006; the belief that timing issues associated with payment of accounts receivable will not impact our short term liquidity requirements; our expectations that the benefits from our restructuring activities should continue for the remainder of fiscal 2006 and that these changes should help us to achieve our forecasts; that our ability to curtail capital expenditures, control costs and expenses; that our waterjets are experiencing growing acceptance in the marketplace for their flexibility and superior machine performance; that future consumables sales should be positively impacted by the increased number of operating systems and by sales of the Company’s proprietary productivity enhancing kits, as well as the enhanced flexibility of parts purchased via the Internet at Flowparts.com; relations with and performance of suppliers; our ability to successfully develop and sell products in the competitive markets that we serve; access to capital; maintaining satisfactory relationships with our lending partners; political and trade relations; the overall level of consumer spending on capital equipment; global economic conditions and additional threatened terrorist attacks and responses thereto, including war; the belief that Omax’s claims are without merit; our intent to contest Omax’s allegations; the estimated cost of contesting the Omax suit. Additional information on these and other factors that could affect our financial results is set forth below and in our Form 10-K/A for the year ended April 30, 2005. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments, except as required by federal securities laws.

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

While we had net income of $22,000 for the three months ended July 31, 2005, our net losses for each of the fiscal years ended April 30, 2003, 2004 and 2005 were $70.0 million, $11.5 million and $20.6 million,

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

respectively. We believe our recently completed restructuring and related cost-cutting initiatives will reduce overall spending. However, if we are unable to contain expenses or if our restructuring efforts fail to adequately reduce costs, or if our sales are less than we project, we will continue to incur losses in future periods. Economic weakness in our served markets may adversely affect our ability to meet our sales projections.

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

If our Form S-1 registration statement which contains fiscal 2005 results, does not become effective by December 31, 2005 or becomes ineffective for more than 40 days, after having gone effective, we may be subject to significant financial penalties.

Under terms of the Registration Rights Agreement entered into on March 20, 2005, as part of a Private Investment in Public Equity transaction (“PIPE Transaction”), we were required to have the Form S-1, which registers the shares sold in the PIPE Transaction and the related warrants, become effective no later that September 17, 2005. We have amended the Registration Rights Agreement to grant an extension until December 31, 2005 for the effective date of the registration of the shares and warrants issued in the PIPE Transaction. In addition, the registration statement cannot become ineffective for more than 40 days (not necessarily consecutive). If either of these events occur, then we will be subject to a cash penalty of up to $650,000 per month for each month the registration statement is not effective. Certain factors that could cause the registration statement to become or remain ineffective are not within our control.

If we are unable to retain the current members of our senior management team and other key personnel, our future success may be negatively impacted.

We have lost key management personnel and we may lose key management personnel in the future and encounter difficulties replacing these positions. We may have to incur greater costs to attract replacement personnel.

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our inability to protect our intellectual property rights, or our possible infringement on the proprietary rights of others, and related litigation could be time consuming and costly.

We defend our intellectual property rights because unauthorized copying and sale of our proprietary equipment and consumables represents a loss of revenue to us. From time to time we also receive notices from others claiming we infringe their intellectual property rights. The number of these claims may grow in the future, and responding to these claims may require us to stop selling or to redesign affected products, or to pay damages. On November 18, 2004, Omax Corporation (“Omax”) filed suit against us alleging that our products infringe on Omax’s patents. The suit also seeks to have a specific patent we hold declared invalid. Although the suit seeks damages of over $100 million, we believe Omax’s claims are without merit and we intend not only to contest Omax’s allegations of infringement but also to vigorously pursue our claims against Omax with regard to our own patent. See Note 14 to Condensed Consolidated Financial Statements for further discussion of contingencies.

Fluctuations in our quarterly operating results may cause our stock price to decline and limit our shareholders’ ability to sell our common stock in the public market.

In the past, our operating results have fluctuated significantly from quarter to quarter and we expect them to continue to do so in the future due to a variety of factors, many of which are outside of our control. Our operating results may in some future quarter fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock could decline significantly. In addition to the risks disclosed elsewhere in this Form 10-Q, factors outside of our control that have caused our quarterly operating results to fluctuate in the past and that may affect us in the future include:

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

•

The Company did not maintain effective controls to ensure there is adequate (i) analysis, documentation, reconciliation and review of accounting records, and supporting data, and (ii) monitoring and oversight of the work performed by accounting and financial reporting personnel to ensure the accuracy and completeness of the consolidated financial statements in accordance with generally accepted accounting principles. Specifically, the Company did not have effective controls designed and in place over the consolidation of the financial statements of subsidiaries, the reconciliation of inter-company accounts, the valuation of anti- dilution warrants, the accrual of costs on contracts accounted for using the percentage-of-completion method and the accounting for performance based equity awards, affecting goodwill, capital in excess of par, minority interest,

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

general and administrative expense, interest expense, prepaid expenses, cost of sales, accounts receivables and customer deposits.

An in-depth review of the remediation process to date, as well as the steps remaining, can be found in Item 4 of Part I of this Form 10-Q.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to assess the design and effectiveness of our internal control systems effective April 30, 2006. Our independent registered public accounting firm is required to render an attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting. We must complete the documentation, evaluation and remediation of our systems of internal control. The costs associated with such compliance are likely to be substantial and will negatively impact our financial results. In addition, there is no assurance that we will be able to conclude that our systems are appropriately designed or effective, which could result in a material misstatement going undetected in the financial statements and which may in turn lead to a decline in the stock price.

We have outstanding options and warrants that have the potential to dilute the return of our existing common shareholders and cause the price of our common stock to decline.

We grant stock options to our employees and other individuals. At July 31, 2005, we had options outstanding to purchase 1,962,380 shares of our common stock, at exercise prices ranging from $2.00 to $12.25 per share of which 1,849,587 are fully vested. In addition, we currently have outstanding 2,309,764 fully vested warrants to purchase an equivalent number of shares of common stock, for which we are registering the resale of the underlying shares on a Form S-1 registration statement. The exercise price of the warrants range from $.008 to $4.07 per share.

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

A significant portion of our sales take place outside of the United States, and we transact business in various foreign currencies, primarily the Canadian dollar, the Eurodollar, the Japanese yen, the New Taiwan dollar, and the Swedish Krona. In addition, our foreign divisions may have customer receivables and vendor obligations in currencies other than their local currency which exposes us to near-term and longer term currency fluctuation risks. The assets and liabilities of our foreign operations, with functional currencies other than the U.S. dollar, are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. Based on our results for the quarter ended July 31, 2005 for our foreign subsidiaries, and based on the net position of foreign assets less liabilities, a near-term 10% appreciation or depreciation of the U.S. dollar in all currencies we operate could impact operating income on an annualized basis by $324,000 and other income (expense) by $2.6 million. Our financial position and cash flows could be similarly impacted.

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

Sales of registered stock could exert downward pressure on the market price of our stock and could encourage short selling that could exert further downward pressure

To the extent that shareholders who acquired shares of our common stock (either directly or through the exercise of warrants, which are exercisable at $0.01 per share) in the PIPE Transaction (the “Selling Shareholders”) acquired their shares at prices less than the then current trading price of our common stock, they may have an incentive to immediately resell material amounts of such shares in the market which may, in turn, cause the trading price of our common stock to decline. Significant downward pressure on our stock price caused by the sale of stock registered in an offering could encourage short sales by the Selling Shareholders (and in particular short sales by warrant holders in anticipation of exercising their warrants) or third parties that would place further downward pressure on our stock price. In an ordinary or “uncovered” short sale, a seller causes his or her executing broker to borrow the shares to be delivered at the completion of the sale from another broker, subject to an agreement to return them upon request, thereby avoiding the need to deliver any shares actually owned by the seller stockholder on the settlement date for the sale. Since the seller does not own the shares that are sold, the seller must subsequently purchase an equivalent number of shares in the market to complete or “cover” the transaction. The seller stockholder will realize a profit if the market price of the shares declines after the time of the short sale, but will incur a loss if the market price rises and he or she is forced to buy the replacement shares at a higher price. Accordingly, a declining trend in the market price of our common stock may stimulate short sales.

Under the terms of certain outstanding warrants, we could be required to make antidilution adjustments

Certain of the Selling Shareholders (as defined above) hold warrants to purchase our common stock at a price of $.01 per share. Such warrants were originally issued to our lenders (“Lender Warrants”). While such Lender Warrants are outstanding customary anti-dilution adjustments will be made in the Lender Warrants, if we issue common stock (other than pursuant to the exercise of warrants or other rights or convertible securities) at a price less than then current market price, or we issue warrants or other rights or convertible securities to purchase or acquire common stock exercisable or convertible, at a price less than then current market price when the warrants, rights or convertible securities are issued. The customary anti-dilution adjustments will be made in the purchase price of the common stock under the Lender Warrants (multiplying the exercise price before the issuance by a fraction in which the numerator is the number of shares outstanding prior to the issuance and the denominator is the number of shares outstanding after the issuance) and the number of shares of common stock issuable in exercise of the Lender Warrants (multiplying the current number of shares subject to the warrants by a fraction in which the numerator is the purchase price before the issuance and the denominator is the purchase price after the issuance). The exercise of any currently outstanding warrants will not trigger any adjustments in the Lender Warrants because adjustments made to the extent required on the issuance of such warrants. We have no plans to issue any common stock, or warrants to purchase common stock exercisable, at a price below the then current market price, except to the extent we may be required to issue Common Stock under currently outstanding warrants.

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Changes in Financial Condition

We generated $5.8 million of cash from operating activities during the three months ended July 31, 2005 compared to $1.2 million of cash generated for the three months ended July 31, 2004. The current year’s operating cash flow includes $9.7 million of reduction in trade receivables from improved collections as well as cash collections on a number of percentage-of-completion projects, during the three months ended July 31, 2005. Trade receivables accounted for cash generation of $2.5 million in the year ago comparable period. Additionally, customer deposits increased $4.1 million. These deposits provide the funding for the manufacturing of our systems and primarily relate to large aerospace contracts that we have been awarded. The revenue associated with these deposits is expected to be recognized in the next twelve months. Increases in inventory of $2.2 million and decreases in accounts payable of $5.9 million from settlement of amounts outstanding during the three months ended July 31, 2005 offset the cash generated by receivables.

Net receivables are comprised of trade accounts and unbilled revenues. At July 31, 2005, the net receivables balance decreased $10.3 million or 27% from April 30, 2005. The decrease in net receivables stemmed from the reduction in trade receivables of $8.1 million or 22% from $37.2 million at April 30, 2005 to $29.0 million at July 31, 2005 on collection of standard waterjet system sales from the three months ended April 30, 2005. Receivables days sales outstanding (including unbilled revenues) decreased to 51 days at July 31, 2005 from 53 as of April 30, 2005. This decrease was compounded by a reduction in unbilled revenues from $5.0 million at April 30, 2005 to $2.7 million at July 31, 2005, a $2.3 million or 46% decrease. A significant portion of unbilled receivables relates to equipment and systems sales accounted for on a percentage of completion basis. Unbilled revenues fluctuate due to the scheduling of production and achievement of certain billing milestones. In general, receivables can be negatively affected by the traditionally longer payment cycle outside the United States and the timing of billings and payments on large special system orders. We do not believe these timing issues will present a material adverse impact on our short-term liquidity requirements. Because of the lead-time to build and deliver such equipment, ultimate collection of such accounts can be subject to changing customer business and economic conditions.

Inventories, net at July 31, 2005 increased $1.8 million or 7% from April 30, 2005 driven by increase in work in process from shipments of completed food units in-transit for delivery to customers in North America. Gross inventories increased $1.7 million or 6% while the obsolescence reserve decreased slightly to $2.8 million. The inventory increase at July 31, 2005 and reduced cost of goods sold in the quarter contributed to lower inventory turns of 4.5 turns compared with the quarter ended April 30, 2005 turns of 6.5 times.

Customer deposits remain high, increasing $3.9 million to $14.5 million at July 31, 2005, versus the $10.6 million balance at April 30, 2005. The increase stems from milestone advances due under the significant aerospace contracts which we were awarded in fiscal 2005.

Liquidity and Capital Resources

Approximately $14.7 million of our cash and restricted cash is held by divisions outside the United States. The repatriation of offshore cash balances from certain divisions will trigger tax liabilities. In fiscal 2004, we recorded a $1.9 million liability for withholding taxes on future repatriation of historical foreign earnings. In fiscal 2005, we repatriated $4.8 million from certain foreign subsidiaries. During the three months ended July 31, 2005, we repatriated $1.4 million from a foreign subsidiary and we plan to continue repatriating additional funds in the future.

On March 21, 2005, in a Private Investment in Public Equity Transaction (“PIPE Transaction”), we sold 17,473,116 equity units at $3.72 per unit for gross proceeds of $65 million, and net proceeds of more than $59 million. A unit consists of one share of our common stock and one warrant to buy 1/10th of a share of our

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

common stock. Ten warrants give the holder the right to purchase one share of common stock for $4.07. If all the warrant holders opted to exercise their warrants, we would receive $7.1 million in cash proceeds.

Under terms of the PIPE Transaction, we were required to file an initial Form S-1 registration of the shares issued and issuable in the PIPE Transaction on or before May 20, 2005 (which we did) and were required to cause the Form S-1 to become effective on or before September 17, 2005. We have amended the Registration Rights Agreement to grant us an extension until December 31, 2005 for the effective date of the registration of the shares and warrants issued in the PIPE Transaction. We are subject to liquidated damages of $650,000 per month, if we fail to meet the December 31, 2005 deadline. Because the market price of the common stock was greater than $3.70, we issued approximately 304,000 anti-dilution warrants to current warrant holders prior to the PIPE Transaction which have a Black-Scholes value of approximately $1.7 million. Approximately $1.5 million of this amount relates to warrants issued under subordinated debt agreements and $0.2 million relates to warrants issued under senior debt agreements. Proceeds of the PIPE were used to pay down existing debt, including all of the subordinated debt.

Our domestic senior credit agreement (“Credit Agreement”) is our primary source of external funding. Effective July 8, 2005, we executed a new $30 million, three year senior credit agreement with Bank of America N.A. and U.S. Bank N.A. This credit agreement expires July 8, 2008 and bears interest at the bank’s prime rate (6.25% at July 31, 2005) or is linked to LIBOR plus a percentage depending on our leverage ratios, at our option. The agreement sets forth specific financial covenants to be attained on a quarterly basis, which we believe, based on our financial forecasts, are achievable. At July 31, 2005, the balance outstanding on the Credit Agreement was $8.0 million against a maximum borrowing of $30 million. Our available credit at July 31, 2005, net of $6.4 million in outstanding letters of credit, was $15.6 million.

We believe that our existing cash, cash from operations, and credit facilities at July 31, 2005 are adequate to fund our operations through April 30, 2006. If we fail to achieve our planned revenues, costs and working capital objectives, management believes it has the ability to curtail capital expenditures and reduce costs to levels that will be sufficient to enable us to meet our cash requirements and debt covenants through April 30, 2006.

On August 26, 2005, we received $2.5 million for giving the exclusive right to Barton Mines Company to sell abrasive to our customers. Under a Purchase Agreement, we are also entitled to future annual payments of $250,000 for the next three years based on achievement of system sales targets and royalty payments for systems sold over the next 10 years.

On October 31, 2005, we completed the sale of the North America Press and International Press segments, as well as the non ultrahigh-pressure portion of the Food segment with the Gores Technology Group, LLC (“Gores”) for estimated net proceeds of $14.0 million, comprised of cash and notes. At closing, we also entered into a Supply Agreement with Gores whereby we have agreed to supply certain high pressure pump products on an exclusive basis to Gores. These segments do not meet the accounting criteria to be considered assets held for sale as of July 31, 2005 and accordingly the results of operations are shown as continuing operations and the related assets have not been reported as held for sale in our financial statements.

Off-Balance Sheet Arrangements

We do not have any special purpose entities or off-balance sheet financing arrangements.

Contractual Obligations

During the quarter ended July 31, 2005, there were no material changes outside the ordinary course of business in our contractual obligations and minimum commercial commitments as reported in the Amended Annual Report on Form 10-K/A for the year ended April 30, 2005.

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Judgments and New Accounting Pronouncements

There are no material changes in our critical accounting policies as disclosed in our Amended Annual Report on Form 10-K/A for the year ended April 30, 2005. New accounting pronouncements are disclosed in Note 14 to the Condensed Consolidated Financial Statements.

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

Operational Overview:

Dollars in thousands, except per share data

	Three months ended July 31, 2005			Three months ended July 31, 2004
	Waterjet	Avure	Consolidated	Waterjet	Avure	Consolidated
Sales	$41,986	$7,743	$49,729	$38,299	$10,683	$48,982
Cost of Sales	24,252	4,854	29,106	24,326	6,761	31,087

Gross Margin	17,734	2,889	20,623	13,973	3,922	17,895

Operating Expenses	15,568	3,132	18,700	12,940	3,324	16,264

Operating Income	$2,166	$(243)	$1,923	$1,033	$598	$1,631

Sales Summary:

Dollars in thousands

	Three months ended July 31,
	2005	2004	% Change
Operational breakdown:
Waterjet:
Systems	$28,721	$25,900	11%
Consumable parts and services	13,265	12,399	7%

Total	41,986	38,299	10%
Avure:
Fresher Under Pressure	2,337	3,868	(40)%
General Press	5,406	6,815	(21)%

Total	7,743	10,683	(28)%

	$49,729	$48,982	2%

Geographic breakdown:
United States	$28,954	$26,979	7%
Rest of Americas	4,181	4,895	(15)%
Europe	10,826	10,757	1%
Asia	5,768	6,351	(9)%

	$49,729	$48,982	2%

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended July 31, 2005 Compared to Three Months Ended July 31, 2004

(Tabular amounts in thousands)

Sales.

Our sales by segment for the periods noted below is summarized as follows:

	Three Months Ended July 31,
	2005	2004	Difference	%
Sales
Waterjet:
North America	$22,927	$15,900	$7,027	44%
Asia	5,768	6,351	(583)	(9)%
Other International	8,453	7,136	1,317	18%
Other	4,838	8,912	(4,074)	(46)%

Waterjet Total	41,986	38,299	3,687	10%
Avure:
Food	2,337	3,868	(1,531)	(40)%
North America Press	2,117	2,593	(476)	(18)%
International Press	3,289	4,222	(933)	(22)%

Avure Total	7,743	10,683	(2,940)	(28)%

Consolidated Total	$49,729	$48,982	$747	2%

Waterjet. The Waterjet operation includes cutting and cleaning operations, which are focused on providing total solutions for the aerospace, automotive, job shop, surface preparation (cleaning) and paper industries. It is comprised of four reporting segments: North America Waterjet, Asia Waterjet, Other International Waterjet and Other. The North America, Asia and Other International Waterjet segments primarily represent sales of our standard cutting and cleaning systems throughout the world, as well as sales of our custom designed systems into the Aerospace industry. The ‘Other’ segment represents sales of our automation and robotic waterjet cutting sells which are sold primarily into the North American automotive industry. For the three months ended July 31, 2005, total Waterjet sales of $42.0 million increased $3.7 million or 10% as compared to the prior year same period. $7.0 million of increase was recognized in our North America Waterjet segment. Last year we believed the market awareness of waterjet technology was low and addressed this through an increase in marketing and tradeshow activity, including attendance at the bi-annual International Manufacturing Technology Show in early September 2004, as well as increasing the number of domestic waterjet cutting direct sales staff from 10 to 15, adding of two machine tool distributors and increasing domestic technical services staff from 12 to 24 persons. The growth in revenue in North America is a result of an increase in unit sales stemming from our increased sales and marketing activity. There were no significant price increases year over year; however, a price increase of 4% on selected systems was instituted on February 1, 2005. Aerospace sales, which are also included in the North America segment, were $2.1 million for the three months ended July 31, 2005, up $1.7 million from the prior year same period from work completed on aerospace contracts awarded in fiscal 2005. Growth in the Other International Waterjet segment represents primarily sales into Europe and South America. Revenues from our European operations have improved by $1.0 million for the three months ended July 31, 2005 to $7.5 million. Market specific pricing including some price reductions, standardization of system offerings, improved delivery and a recovering European marketplace have helped to increase our European sales. Sales into South America of $0.9 million for the three months ended July 31, 2005 improved $0.3 million over the respective prior year

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

periods. We typically sell our products at higher prices outside the U.S. due to the costs of servicing these markets. As much of our product is manufactured in the U.S., the weakness of the U.S. dollar also has helped strengthen our foreign revenues.

The growth in our North America and Other International Waterjet segments were offset by declines in the Asia Waterjet and ‘Other’ segments. Asia Waterjet sales were negatively impacted by sluggish Japanese consumption of machine tools yielding a decrease of 9% versus the prior year same quarter. The ‘Other’ segment recorded a $4.1 million decline from the prior year comparable quarter from a downturn in the domestic automotive industry as well as from the closing and relocation of our Wixom, Michigan facility to our Burlington, Ontario facility.

We also analyze our Waterjet revenues by looking at system sales and consumable sales. Systems sales were $28.7 million, up $2.8 million or 11%, for the three months ended July 31, 2005 due to strong domestic and European shapecutting sales as well as increased aerospace revenue. Consumables revenues recorded an increase of $866,000 or 7% to $13.3 million for the three months ended July 31, 2005, respectively. The majority of the increase in spares sales for the three months ended July 31, 2005 is domestic and is the result of the increasing number of systems in service and by our proprietary productivity enhancing kits and improved parts availability as well as the use of Flowparts.com, our easy-to-use internet order entry system. We believe that spare parts sales should continue to increase as more systems are put into service.

Avure. The Avure operation includes the Fresher Under Pressure™ technology (“Food segment”) as well as General Press operations (North America Press and International Press segments). Revenue in the Avure operations is recorded on the percentage of completion basis. Fresher Under Pressure meets the increasing demand in the U.S. for a post packaging, terminal pasteurization-like step (e.g. packaged ready-to-eat meats); the demand for high quality, minimally processed foods (e.g. fresh guacamole and salsas); and the demand to utilize the productivity enhancing capabilities of UHP in food processing (e.g. shellfish), while the General Press business manufactures systems which produce and strengthen advanced materials for the aerospace, automotive and medical industries. For the three months ended July 31, 2005, sales for the Food segment decreased $1.5 million or 40%. The reduction in revenue recognized during the first quarter relates to the timing of production of the food systems.

As outlined in the table above, both North America Press and International Press sales have declined in the three months ended July 31, 2005 as compared to the prior year same period. These decreases of $476,000 and $933,000, respectively, are the result of timing of both contract awards and performance of work under our percentage of completion accounting. General Press sales are almost exclusively large contract sales in excess of $2 million per contract and accordingly revenue will vary depending on the number and stage of manufacture of these contracts. The sales and production cycle on a General Press can range from one to four years in length.

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cost of Sales and Gross Margins. Our gross margin by segment for the periods noted below is summarized as follows:

	Three Months Ended July 31,
	2005	2004	Difference	%
Gross Margin
Waterjet:
North America	$10,788	$7,771	$3,017	39%
Asia	2,810	2,855	(45)	(2)%
Other International	3,261	2,380	881	37%
Other	875	967	(92)	(10)%

Waterjet Total	17,734	13,973	3,761	27%
Avure:
Food	1,249	1,015	234	23%
North America Press	370	323	47	15%
International Press	1,270	2,584	(1,314)	(51)%

Avure Total	2,889	3,922	(1,033)	(26)%

Consolidated Total	$20,623	$17,895	$2,728	15%

Our gross margin as a percent of sales by segment for the periods noted below is summarized as follows:

	Three Months Ended July 31,
	2005	2004
Gross Margin Percentage
Waterjet:
North America	47%	49%
Asia	49%	45%
Other International	39%	33%
Other	18%	11%
Waterjet Total	42%	36%
Avure:
Food	53%	26%
North America Press	17%	12%
International Press	39%	61%
Avure Total	37%	37%
Consolidated Total	41%	37%

Gross margin for the three months ended July 31, 2005 amounted to $20.6 million or 41% of sales, as compared to gross margin of $17.9 million or 37% of sales in the prior year same period. Generally, comparison of gross margin rates will vary period over period depending on the mix of sales, which includes special system, standard system and consumables sales. Gross margin rates on our systems sales are typically less than 45% as opposed to consumables sales which are in excess of 50%. On average, standard systems which are included in the North America, Asia and Other International Waterjet segments carry higher margins than the custom engineered systems, which are represented by the Other, Food, North America Press and International Press segments. In addition, gross margin as a percent of sales will vary amongst segments due to inter-company sales and the related inter-company transfer pricing.

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Waterjet margins represented $17.7 million of the overall consolidated margin or 42% of Waterjet sales for the three months ended July 31, 2005. For the first quarter of fiscal 2006, we experienced increased margin dollars in three of the four waterjet segments, and margin percentages improved over the prior year first quarter except in the North America Waterjet segment, where the margin percentage decreased from 49% in the prior year to 47%. The reduction in margin percentage is driven by the change in mix of systems and consumables toward more systems in the three months ended July 31, 2005 of 70% versus 61% for the three months ended July 31, 2004.

Avure margins amounted to $2.9 million of the overall consolidated margin or 37% of Avure sales for the three months ended July 31, 2005. Food segment margin percentages improved for the first quarter of fiscal 2006 as sales of consumables increased 64% and we recognized revenue on a repossessed unit for which the receivable had been previously fully reserved. The North America Press segment margin dollars and percentage have increased for the three months ended July 31, 2005 compared to the prior year period. This is the result of a shift in product mix in fiscal 2006 towards less equipment manufactured by the International Press segment, for which the margins recognized by North America Press are lower due to our inter-company transfer pricing policies. International Press segment margins decreased to 39% in the quarter ended July 31, 2005 compared to the prior year. The International Press margin is the result of gross profit on external sales and gross profit on inter-company sales. Our segment reporting excludes inter-company sales, but not the related margins. The decrease in International margin in the quarter ended July 31, 2005 is a result of the decrease in external sales, plus the impact of the net decrease in inter-company production for both Food and North America Press.

Marketing Expenses. Our marketing expenses by segment for the periods noted below are summarized as follows:

	Three Months Ended July 31,
	2005	2004	Difference	%
Marketing
Waterjet:
North America	$4,014	$2,994	$1,020	34%
Asia	961	841	120	14%
Other International	2,264	1,972	292	15%
Other	325	417	(92)	(22)%

Waterjet Total	7,564	6,224	1,340	22%
Avure:
Food	267	381	(114)	(30)%
North America Press	154	147	7	5%
International Press	560	557	3	1%

Avure Total	981	1,085	(104)	(10)%

Consolidated Total	$8,545	$7,309	$1,236	17%

Marketing expenses increased $1.2 million or 17% to $8.5 million for the three months ended July 31, 2005, as compared to the prior year same period. The majority of this increase in the first quarter of fiscal 2006 was recorded in the North America Waterjet segment, which amounted to $1.0 million. This is due to increased expenses such as commissions, on higher sales, as well as increased marketing and advertising costs directed at increasing waterjet technology awareness. The increase in Other International Waterjet is commensurate with the percentage increase in sales, while the entities in our Other segment were able to hold dollar costs constant. Avure in total recorded a slight decrease in marketing expenses for the first quarter, with the primary reduction in

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the Food segment as a result of the closure of the sales office in January 2005. Expressed as a percentage of revenue, consolidated marketing expenses were 17% for the three months ended July 31, 2005. This compares to 15% of sales for the prior year same period.

Research and Engineering Expenses. Our research and engineering expenses by segment for the periods noted below are summarized as follows:

	Three Months Ended July 31,
	2005	2004	Difference	%
Research and Engineering
Waterjet:
North America	$1,509	$1,213	$296	24%
Asia	106	78	28	36%
Other International	139	170	(31)	(18)%
Other	19	56	(37)	(66)%

Waterjet Total	1,773	1,517	256	17%
Avure:
Food	415	387	28	7%
North America Press	—	—	—	—
International Press	503	700	(197)	(28)%

Avure Total	918	1,087	(169)	(16)%

Consolidated Total	$2,691	$2,604	$87	3%

Research and engineering expenses increased $87,000 or 3% for the three months ended July 31, 2005, as compared to the prior year same period. A $296,000 increase was recorded in the North America Waterjet segment and is attributable to the addition of key engineering personnel related to our core UHP technology. This increase was offset by a $197,000 decrease in the International Press segment, related to the timing of research and development work and continued cost cutting. Expressed as a percentage of revenue, research and engineering expenses were 5% for both the three months ended July 31, 2005 and 2004.

General and Administrative Expenses. Our general and administrative expenses by segment for the periods noted below are summarized as follows:

	Three Months Ended July 31,
	2005	2004	Difference	%
General and Administrative
Waterjet:
North America	$4,798	$3,276	$1,522	46%
Asia	398	272	126	46%
Other International	575	635	(60)	(9)%
Other	362	393	(31)	(8)%

Waterjet Total	6,133	4,576	1,557	34%
Avure:
Food	247	284	(37)	(13)%
North America Press	178	179	(1)	(1)%
International Press	808	689	119	17%

Avure Total	1,233	1,152	81	7%

Consolidated Total	$7,366	$5,728	$1,638	29%

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General and administrative expenses increased $1.6 million or 29% for the three months ended July 31, 2005, as compared to the prior year same period. The first quarter of fiscal 2006 increase was experienced primarily in the North America Waterjet segment which includes all of our corporate overhead costs. These costs were driven higher by patent litigation costs and costs associated with our disposition of Avure of $825,000 and public company-related costs such as Sarbanes-Oxley consulting fees and Board fees of $571,000. Expressed as a percentage of revenue, consolidated general and administrative expenses were 15% for the three months ended July 31, 2005, as compared to 12% for the three months ended July 31, 2004.

Restructuring Expenses. During the three months ended July 31, 2005, we incurred $98,000 of severance benefits and other costs in the Other segment related to the closing and relocation of our Wixom, Michigan facility. No restructuring costs were incurred during the three months ended July 31, 2004.

Financial Consulting Expenses. No financial consulting costs were incurred for the three months ended July 31, 2005. For the three months ended July 31, 2004 we incurred $623,000 of financial consulting costs associated with our efforts to refinance our subordinated debt. Because no new financing was obtained, these costs were charged to expense.

Operating Income (Loss). Our operating income (loss) by segment for the periods noted below are summarized as follows:

	Three Months Ended July 31,
	2005	2004	Difference	%
Operating Income (Loss)
Waterjet:
North America	$467	$(335)	$802	NM
Asia	1,345	1,664	(319)	(19)%
Other International	283	(397)	680	NM
Other	71	101	(30)	30%

Waterjet Total	2,166	1,033	1,133	110%
Avure:
Food	320	(37)	357	NM
North America Press	38	(3)	41	NM
International Press	(601)	638	(1,239)	NM

Avure Total	(243)	598	(841)	NM

Consolidated Total	$1,923	$1,631	$292	18%

NM = Not Meaningful

Our operating income for the three months ended July 31, 2005 was $1.9 million versus a $1.6 million in the prior year period. The reasons for the changes in operating profit or loss by segment have been described in the paragraphs above addressing changes in sales, gross margin and operating expenses.

Interest and Other Expense, net. Current interest expense, net decreased to $798,000 for the three months ended July 31, 2005. This net amount includes $212,000 of interest income for the three months ended July 31, 2005. This decrease results from lower interest rates and lower average debt balance outstanding with the paydown of the subordinated debt in April 2005. During the three months ended July 31, 2005, we recorded Other Expense,

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

net of $238,000 compared to Other Expense, net of $170,000 in the prior year three month period. This slight increase is the result of changes in realized and unrealized foreign exchange gains and losses as described in the table below, offset by the $678,000 expense associated with the warrants used in the previously described PIPE transaction. The terms of these warrants require them to be marked-to-market at each reporting period with corresponding gains and losses reported on the Consolidated Statement of Operations.

The following table shows the detail of Other Expense, net, in the accompanying Consolidated Statements of Operations:

(in thousands)	Three Months Ended July 31,
	2005	2004
Realized Foreign Exchange Gains, Net	$129	$527
Unrealized Foreign Exchange Gains (Losses), Net	372	(660)
Minority Interest	(26)	(6)
Fair Value Adjustment on Warrants Issued	(678)	—
Other	(35)	(31)

	$(238)	$(170)

Income Taxes. For the three months ended July 31, 2005 and 2004, the tax provision consists of current expense related to operations in foreign jurisdictions which are profitable primarily in Taiwan, Japan and Sweden. In addition, operations in certain jurisdictions (principally Germany) reported net operating losses for which no tax benefit was recognized as it is more likely than not that such benefit will not be realized. During the fourth quarter of fiscal 2004, as a result of foreign asset collateral requirements and our amended credit agreements, we were no longer able to permanently defer foreign earnings and recorded a $1.9 million liability for withholding taxes payable on future repatriation of foreign earnings. We also recorded a U.S. tax liability of $6.7 million on foreign earnings which we have decided to no longer permanently defer. The total $6.7 million tax liability was offset by a reduction of the valuation allowance. In addition, we continue to assess our ability to realize our net deferred tax assets. Recognizing the cumulative losses generated during the quarter ended July 31, 2005 and in prior periods, we have determined it appropriate to continue to maintain a valuation allowance on our domestic net operating losses, certain foreign net operating losses and certain other deferred tax assets based on the expected reversal of both deferred tax assets and liabilities. The domestic net operating losses can be carried forward 20 years to offset domestic profits in future periods and expire from fiscal 2022 through fiscal 2024 if not used. Our foreign net operating losses currently do not have an expiration date. We provided a full valuation allowance against the deferred tax assets associated with the losses recorded during the quarter ended July 31, 2005.

Net Income (Loss). Our consolidated net income in the three months ended July 31, 2005 amounted to $22,000, or $.00 per basic and diluted income per share as compared to a net loss of $2.3 million, or $.15 basic and diluted loss per share in the prior year same period.

FLOW INTERNATIONAL CORPORATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk during the three months ended July 31, 2005. For additional information, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations as presented in the Amended Annual Report on Form 10-K/A for the year ended April 30, 2005, as filed with the SEC.

Item 4. Controls and Procedures

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

The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures performed pursuant to Rule 13a-15 under the Exchange Act. Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, as of July 31, 2005, the Company’s disclosure controls and procedures were not effective because of the material weaknesses discussed below. Notwithstanding the existence of the material weaknesses described below, management has concluded that the consolidated financial statements in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.

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

FLOW INTERNATIONAL CORPORATION

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

FLOW INTERNATIONAL CORPORATION

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

FLOW INTERNATIONAL CORPORATION

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The Company is party to various legal actions incident to the normal operations of its business, none of which is believed to be material to the financial condition, results of operations or cash flows of the Company. Please refer to Note 13 of the Notes to the Condensed Consolidated Financial Statements for a discussion of commitments and contingencies.

Item 2. Changes in Securities; Use of Proceeds and Issuer Purchases of Equity Securities

Recent Sales of Unregistered Securities

On March 21, 2005, in a Private Investment in Public Equity Transaction (“PIPE Transaction”), the Company sold 17,473,116 equity units at $3.72 per unit for gross proceeds of $65 million, and net proceeds of $59.3 million. A unit consists of one share of the Company’s common stock and one warrant to buy 1/10th of a share of the Company’s common stock. Ten warrants give the holder the right to purchase one share of common stock for $4.07. The issuance of shares and warrants was exempt from registration under Section 4(2) of the Securities Act of 1933 because these were not transactions involving a public offering. Each purchaser in the PIPE Transaction was an accredited investor as that term is defined in Regulation D under the Securities Act. In issuing the units, the Company relied on an exemption from registration under Section 4(2) and Rule 506 thereunder, each purchaser being accredited and provisions relating to limitations on the manner of sale and limitations on resale in Rule 506 being complied with. The sale of units was a private placement. Roth Capital Partners acted as placement agent in connection with the sale of units.

On July 28, 2004, in connection with the execution of amendments to its senior credit agreement, the Company issued the senior lenders, Banc of America Strategic Solutions, Inc., U.S. Bank National Association and Keybank National Association, 150,000 detachable warrants to purchase common stock at $.01 per share as a fee. The 150,000 warrants were valued at $480,000 and were amortized to interest expense beginning August 1, 2004 through July 31, 2005. Also, in connection with the July 28, 2004 amendment of our subordinated note agreement, the Company issued the subordinated lenders, The John Hancock Life Insurance Company, John Hancock Variable Life Insurance Company, Signature 4 Limited and Signature 5 L.P., 150,000 detachable warrants to purchase common stock at $.01 per share as a fee. All of these warrants were fully vested. The 150,000 warrants were valued at $480,000 and were amortized to interest expense beginning August 1, 2004 through the original term of the subordinated debt. The issuance of warrants in both cases were exempt from registration under Section 4(2) of the Securities Act of 1933 because these were not transactions involving a public offering.

The Company entered into a Consulting Agreement effective March 1, 2003 pursuant to which the Company engaged Mr. Chrismon Nofsinger to provide executive coaching and organizational services. In partial consideration for such services, the Company issued 19,097 unregistered shares of common stock to Mr. Nofsinger in June 2004; 1,511 shares of common stock were issued in September 2004; 4,695 shares of common stock were issued in August 2004; and 7,006 of common stock unregistered shares of common stock were issued to Mr. Nofsinger in April 2005. The issuance of shares to Mr. Nofsinger was exempt from registration under Section 4(2) of the Securities Act of 1933 because it was a transaction not involving a public offering.

During the year ended April 30, 2005, the Company recorded non-cash compensation expense of $1.4 million related to various compensatory arrangements which provide common stock or restricted stock units, rather than options, to the Board of Directors and executive management. This compensation expense consists of $240,000 related to the accrual for annual compensatory stock awards to Board of Directors members and $1.1 million related to the executive employment and retention contracts of Stephen R. Light, D. Patterson Adams, Jr., Thomas C. Johnson, Richard A. LeBlanc, John S. Leness, Felix M. Sciulli and Stephen D. Reichenbach (our

FLOW INTERNATIONAL CORPORATION

former Chief Financial Officer). The issuance of shares was exempt from registration under Section 4(2) of the Securities Act of 1933 because these were not transactions involving a public offering.

Use of Proceeds

Not applicable

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

FLOW INTERNATIONAL CORPORATION

Date: December 1, 2005	/s/ Stephen R. Light
Stephen R. Light
President and Chief Executive Officer
(Principal Executive Officer)

Date: December 1, 2005	/s/ Douglas P. Fletcher
Douglas P. Fletcher
Chief Financial Officer (Principal Accounting Officer)