Form 10-Q
period 2005-10-31
FLOW INTERNATIONAL CORP
filed 2005-12-20
CIK 713002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2005

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

The number of shares outstanding of common stock, as of December 9, 2005 is 34,647,085 shares.

FLOW INTERNATIONAL CORPORATION

FLOW INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; in thousands, except share amounts)

	October 31, 2005	April 30, 2005
		(restated)
Current Assets:
Cash and Cash Equivalents	$24,436	$12,976
Restricted Cash	921	469
Receivables, Net	28,150	38,325
Receivable from Purchaser of Avure Business	13,049	—
Inventories, Net	19,402	24,218
Prepaid Expenses	4,340	6,046
Other Current Assets	549	2,632

Total Current Assets	90,847	84,666
Property and Equipment, Net	10,111	12,634
Intangible Assets, Net	3,057	14,644
Goodwill	2,764	2,764
Deferred Income Taxes	63	1,532
Other Assets	2,020	2,227

	$108,862	$118,467

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes Payable	$1,011	$3,531
Current Portion of Long-Term Obligations	426	9,912
Accounts Payable	17,224	20,842
Accrued Payroll and Related Liabilities	5,372	8,819
Taxes Payable and Other Accrued Taxes	2,736	2,291
Deferred Income Taxes	49	609
Deferred Revenue	3,487	4,646
Customer Deposits	7,582	10,606
Warrant Obligation	11,531	6,696
Other Accrued Liabilities	5,901	10,481

Total Current Liabilities	55,319	78,433
Long-Term Obligations	23,538	5,704
Other Long-Term Liabilities	1,321	3,219

Total Liabilities	80,178	87,356

Commitments and Contingencies
Minority Interest	—	2,401

Shareholders’ Equity:
Series A 8% Convertible Preferred Stock – $.01 par value, 1,000,000 shares authorized, none issued	—	—
Common Stock – $.01 par value, 49,000,000 shares authorized, 34,614,261 shares outstanding at October 31, 2005 and 33,495,479 shares outstanding at April 30, 2005	346	335
Capital in Excess of Par	114,614	112,512
Accumulated Deficit	(78,602)	(80,581)
Accumulated Other Comprehensive Loss
Cumulative Translation Adjustment, net of income tax of $0	(7,674)	(3,506)
Unrealized Loss on Cash Flow Hedges, net of income tax of $0 and $19	—	(50)

Total Shareholders’ Equity	28,684	28,710

	$108,862	$118,467

See Accompanying Notes to

Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share data)

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2004	2005	2004
Revenues	$50,685	$44,087	$92,671	$82,386
Cost of Sales	28,552	28,897	52,804	53,223

Gross Margin	22,133	15,190	39,867	29,163

Expenses:
Sales and Marketing	7,860	7,043	15,424	13,267
Research and Engineering	1,586	1,149	3,359	2,666
General and Administrative	7,053	4,756	13,186	9,332
Restructuring	487	—	585	—
Financial Consulting	—	—	—	623

	16,986	12,948	32,554	25,888

Operating Income	5,147	2,242	7,313	3,275
Interest Expense, Net	(437)	(3,700)	(1,363)	(6,712)
Other (Expense) Income, Net	(1,129)	2,655	(2,914)	2,561

Income (Loss) Before Provision for Income Taxes	3,581	1,197	3,036	(876)
Provision for Income Taxes	(1,126)	(242)	(1,698)	(948)

Income (Loss) From Continuing Operations	2,455	955	1,338	(1,824)
(Loss) Income From Operations of Discontinued Operations, Net of Income Tax of $194, $216, $499 and $216	(237)	(1,230)	902	(791)
Loss on Sale of Discontinued Operations, Net of Income Tax of $334	(261)	—	(261)	—

Net Income (Loss)	$1,957	$(275)	$1,979	$(2,615)

Income (Loss) Per Share From Continuing Operations – Basic:	$0.07	$0.06	$0.04	$(0.12)
Income (Loss) Per Share From Discontinued Operations – Basic:	$(0.01)	$(0.08)	$0.02	$(0.05)

Net Income (Loss) Per Share – Basic:	$0.06	$(0.02)	$0.06	$(0.17)

Income (Loss) Per Share From Continuing Operations – Diluted:	$0.07	$0.06	$0.04	$(0.12)
Income (Loss) Per Share From Discontinued Operations – Diluted:	$(0.02)	$(0.08)	$0.01	$(0.05)

Net Income (Loss) Per Share – Diluted:	$0.05	$(0.02)	$0.05	$(0.17)

Weighted Average Shares Used in Computing Basic and Diluted Net Income (Loss) Per Share
Basic	34,597	15,905	34,448	15,796
Diluted	36,137	17,073	36,065	15,796

See Accompanying Notes to

Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Six Months Ended October 31,
	2005	2004
		(restated)
Cash Flows from Operating Activities:
Net Income (Loss)	$1,979	$(2,615)
Adjustments to Reconcile Net Income (Loss) to Cash Provided by Operating Activities:
Depreciation and Amortization	2,337	2,546
Foreign Currency Gains	(1,324)	(1,124)
Amortization of Debt Discount	—	528
Fair Value Adjustment on Warrants Issued	4,835	—
Non-Cash Interest Expense	—	2,625
Stock Compensation	1,304	492
Loss on Sale of Discontinued Operations	261	—
Minority Interest	135	153
Restructuring Charges	585	—
Other Non-Cash Items	(136)	(152)
Changes in Operating Assets and Liabilities:
Receivables	(1,180)	1,801
Inventories	(4,122)	(1,166)
Other Operating Assets	(261)	(1,165)
Customer Deposits	4,652	2,605
Accounts Payable	(288)	1,630
Deferred Revenue	(915)	1,321
Other Operating Liabilities	1,381	(737)

Cash Provided by Operating Activities	9,243	6,742

Cash Flows from Investing Activities:
Expenditures for Property and Equipment	(880)	(446)
Restricted Cash	(469)	330
Cash in Disposed Businesses	(2,930)	—
Other	181	593

Cash (Used In) Provided By Investing Activities	(4,098)	477

Cash Flows from Financing Activities:
Borrowings under Line of Credit Agreements, Net	(545)	624
Payments on Senior Credit Agreement	(30,059)	(25,228)
Borrowings on Senior Credit Agreement	38,849	19,430
Payments of Long-Term Obligations	(67)	12
Dividends Paid to Joint Venture Partner	(989)	—
Proceeds from Exercise of Warrants	9	—

Cash Provided By (Used In) Financing Activities	7,198	(5,162)

Effect of Changes in Exchange Rates on Cash	(883)	276

Increase in Cash and Cash Equivalents	11,460	2,333
Cash and Cash Equivalents at Beginning of Period	12,976	11,734

Cash and Cash Equivalents at End of Period	$24,436	$14,067

Supplemental Disclosure of Noncash Financing Activity
Issuance of warrants to lenders	$—	$960

Issuance of compensatory common stock on executive incentive compensation plan	$799	$680

See Accompanying Notes to

Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

Supplemental Non-Cash Disclosure on Disposition of the Avure Business

On October 31, 2005, the Company received in exchange for the assets and liabilities of the Avure Business notes receivable totaling $9.3 million of which $1.3 million is long-term, as well as a promise to pay $5.1 million. The $5.1 million was received on November 1, 2005. As such, the disposed assets and liabilities of the Avure Business as well as the consideration received on the transaction is non-cash as of October 31, 2005 and has been excluded from the balances presented in the Condensed Consolidated Statement of Cash Flows.

FLOW INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

AND COMPREHENSIVE LOSS

(unaudited, in thousands)

	Common Stock		Capital In Excess of Par	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity (Deficit)
	Shares	Par Value
Balances, April 30, 2004	15,510	$156	$54,686	$(59,965)	$(4,429)	$(9,552)
Components of Comprehensive Loss:
Net Loss				(2,615)		(2,615)
Unrealized Gain on Cash Flow Hedges, Net of Income Tax of $100					256	256
Cumulative Translation Adjustment, Net of Income Tax of $0					717	717

Total Comprehensive Loss						(1,642)

Issuance of Warrants			960			960
Stock Compensation	366	3	1,170			1,173

Balances, October 31, 2004	15,876	$159	$56,816	$(62,580)	$(3,456)	$(9,061)

Balances, April 30, 2005	33,495	$335	$112,512	$(80,581)	$(3,556)	$28,710
Components of Comprehensive Loss:
Net Income				1,979		1,979
Unrealized Loss on Cash Flow Hedges, Net of Income Tax of $155					(398)	(398)
Reclassification Adjustment for Settlement of Cash Flow Hedges, Net of Income Tax of $174					448	448
Reclassification of Cumulative Translation Adjustment to Income, Net of Income Tax of $0					(1,845)	(1,845)
Cumulative Translation Adjustment, Net of Income Tax of $0					(2,323)	(2,323)

Total Comprehensive Loss						(2,139)

Exercise of Warrants	908	9				9
Stock Compensation	211	2	2,102			2,104

Balances, October 31, 2005	34,614	$346	$114,614	$(78,602)	$(7,674)	$28,684

See Accompanying Notes to

Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended October 31, 2005

(unaudited)

1.	Basis of Presentation

In the opinion of the management of Flow International Corporation (the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring items and accruals necessary to fairly present the financial position, results of operations and cash flows of the Company. These interim financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, and should be read in conjunction with the April 30, 2005 consolidated financial statements included in the Company’s Annual Report filed with the Securities and Exchange Commission on Form 10-K/A (Amendment No. 1) as filed with the SEC on November 23, 2005. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company’s financial statements. Actual results may differ from these estimates under different assumptions or conditions. Operating results for the six months ended October 31, 2005 may not be indicative of future results.

2.	Restatement

As reported in the Company’s April 30, 2005 Form 10-K/A, the Company identified errors in the Consolidated Financial Statements related to the impairment of goodwill, the valuation of anti-dilution warrants, additional costs incurred on percentage-of-completion contracts and the presentation of percentage-of-completion related balances on the Consolidated Balance Sheet, the computation of stock compensation expense, the allocation of the valuation allowance to deferred tax asset and liability balances, the recording of straight-line rent expense, and the classification of technical service expenses. The Company restated its consolidated financial statements as of and for the year ended April 30, 2005 as described in the Form 10-K/A.

The Company also determined that there was an error in the Condensed Consolidated Statement of Cash Flows for the six months ended October 31, 2004 related to its balance sheet presentation of accounts receivable and cash receipts relating to contracts accounted for using the percentage-of-completion method. The Company recorded a reduction in receivables and customer deposits of $6.2 million. The effect of this error does not impact total cash flows from operating, investing and financing activities.

3.	Liquidity

On July 8, 2005, the Company executed a new $30 million, three year senior credit agreement (the “Credit Agreement”) with Bank of America N.A. and U.S. Bank N.A. This credit agreement expires July 8, 2008 and bears interest at the bank’s prime rate (6.75% at October 31, 2005) or is linked to LIBOR plus a percentage depending on the Company’s leverage ratios, at the Company’s option. The agreement sets forth specific financial covenants to be attained on a quarterly basis, which we believe, based on our financial forecasts, are achievable.

The Company’s Credit Agreement is its primary source of external funding. At October 31, 2005, the balance outstanding on the Credit Agreement was $18.5 million against a maximum available borrowing of $30 million. The available credit at October 31, 2005, net of $2.3 million in outstanding letters of credit, was $9.2 million.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended October 31, 2005

(unaudited)

We believe that our existing cash, cash from operations, and credit facilities at October 31, 2005 are adequate to fund our operations through April 30, 2006. If we fail to achieve our planned revenues, costs and working capital objectives, management believes it has the ability to curtail capital expenditures and reduce costs to levels that will be sufficient to enable us to meet our cash requirements and debt covenants through April 30, 2006. The Company was in compliance with all covenants as of October 31, 2005.

4.	Restructuring and Financial Consulting

In fiscal 2005, the Company completed the execution of a restructuring plan, begun in May 2003, intended to return the Company to profitability through reductions in headcount, consolidation of facilities and operations, and closure or divestiture of selected operations.

In June 2005, under a new initiative, the Company announced the closing and relocation of its Wixom, Michigan facility to its Burlington, Ontario facility. The Company terminated 25 employees and recorded associated severance benefits of $175,000 which were paid in the six month period. The Company also wrote off $24,000 of inventory with no future value. In October 2005, once the facility was vacated, the Company recorded restructuring charges related to lease termination costs of $278,000, net of expected sublease income, and wrote-off leasehold improvements of $108,000 related to this leased space.

The remaining accrued facility exit costs for all segments of $587,000, which consist of long-term lease commitments, net of expected sublease income, will be paid primarily over the next several years.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended October 31, 2005

(unaudited)

The following table summarizes accrued restructuring activity (in thousands):

	North America Waterjet	Other International Waterjet	Other		Discontinued Operations		Consolidated
	Facility Exit Costs	Facility Exit Costs	Severance Benefits	Facility Exit Costs and Other	Severance Benefits	Facility Exit Costs	Severance Benefits	Facility Exit Costs and Other	Total
Balance, April 30, 2004	$139	$333	$—	$—	$244	$191	$244	$663	$907
Q1 restructuring charge	—	—	—	—	—	—	—	—	—
Q1 cash payments	(9)	(4)	—	—	(68)	(3)	(68)	(16)	(84)

Balance, July 31, 2004	130	329	—	—	176	188	176	647	823
Q2 restructuring charge	—	—	—	—	—	—	—	—	—
Q2 cash payments	(9)	(4)	—	—	(64)	(3)	(64)	(16)	(80)

Balance, October 31, 2004	121	325	—	—	112	185	112	631	743
Q3 restructuring charge		—	—	—	120	119	120	119	239
Q3 cash payments	(9)	(10)	—	—	(56)	(42)	(56)	(61)	(117)

Balance, January 31, 2005	112	315	—	—	176	262	176	689	865
Q4 restructuring charge		—	—	—	—	—	—	—	—
Q4 cash payments	(9)	(31)	—	—	(89)	(20)	(89)	(60)	(149)

Balance, April 30, 2005	103	284	—	—	87	242	87	629	716
Q1 restructuring charge	—	—	74	24	—	—	74	24	98
Q1 cash payments	(9)	(30)	(74)	—	(83)	(20)	(157)	(59)	(216)
Q1 charge-offs	—	—	—	(24)	—	—	—	(24)	(24)

Balance, July 31, 2005	94	254	—	—	4	222	4	570	574
Q2 restructuring charge	—	—	101	386	—	—	101	386	487
Q2 cash payments	(9)	(30)	(101)	—	(4)	(20)	(105)	(59)	(164)
Q2 charge-offs	—	—	—	(108)	—	(20)	—	(310)	(310)

Balance, October 31, 2005	$85	$224	$—	$278	$—	$—	$—	$587	$587

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended October 31, 2005

(unaudited)

5.	Discontinued Operations

During the second quarter of fiscal 2006, the Board of Directors approved the Company’s plan to sell certain of its non-core businesses as a result of the strategy to divest itself of operations that are not part of its core ultra-high-pressure water pump business. On September 30, 2005, the Company entered into an agreement to divest its General Press operations, which consist of the North America Press and the International Press segments, as well as the non-ultrahigh-pressure portion of the Food segment. The ultrahigh-pressure portion of the Food segment will be shown in North America Waterjet on a go-forward basis. The business, collectively hereafter referred to as the Avure Business, was acquired by Quintus Holdings, LLC, an affiliate of Gores Technology Group, LLC (“Gores”), a Los Angeles-based private equity firm. On October 31, 2005, the Company consummated the sale. The consideration included cash of $6 million, less a working capital adjustment of $951,000 received on November 1, 2005, a promissory note of $8 million payable 90 days after closing at a simple interest rate of 10% per annum. These amounts are included in the Receivable from Purchaser of Avure Business on the October 31, 2005 Consolidated Balance Sheet. In addition, the Company received a promissory note of $2 million payable at 3 years after closing at a simple interest rate of 6% per annum. The $2 million promissory note was reduced by 50% of the pension balance of the International Press segment as of October 31, 2005 or $687,500 and is included in Other Assets on the October 31, 2005 Consolidated Balance Sheet. The Company recorded a loss of $261,000, net of income taxes of $334,000, on the sale.

The Company has classified the financial results of its Avure Business as discontinued operations on the Condensed Consolidated Statement of Operations for the all periods presented.

Summarized financial information for the discontinued operations is set forth below (dollars in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2004	2005	2004
Net sales	$8,344	$11,380	$16,087	$22,063
(Loss) income before income taxes	(43)	(1,014)	1,401	(575)
Income tax provision	(194)	(216)	(499)	(216)
Net (loss) income from discontinued operations	(237)	(1,230)	902	(791)

6.	Net Income (Loss) Per Share and Stock-Based Compensation

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

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended October 31, 2005

(unaudited)

The following table sets forth the computation of basic and diluted income (loss) from continuing operations per share for the three and six months ended October 31, 2005 and 2004:

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2004	2005	2004
Numerator:
Income (loss) from continuing operations	$2,455	$955	$1,338	$(1,824)

Denominator:
Denominator for basic income (loss) from continuing operations per share—weighted average shares	34,597	15,905	34,448	15,796
Dilutive potential common shares from employee stock options	102	—	93	—
Dilutive potential common shares from warrants	1,438	1,168	1,524	—

Denominator for diluted income (loss) from continuing operations per share—weighted average shares and assumed conversions	36,137	17,073	36,065	15,796

Basic income (loss) from continuing operations per share	$0.07	$0.06	$0.04	$(0.12)
Diluted income (loss) from continuing operations per share	$0.07	$0.06	$0.04	$(0.12)

The dilutive potential common shares from employee stock options exclude 1,547,122 and 1,567,122 options which were out of the money for the three and six months ended October 31, 2005, respectively and 2,074,769 for both the three and six months ended October 31, 2004. In addition, the 2,074,769 options have been excluded from the dilutive weighted average share denominator for the six months ended October 31, 2004, as their effect would be anti-dilutive. The effect of all warrants (a total of 1,160,000 shares as of October 31, 2004) have been excluded from the diluted weighted average share denominator for the six months ended October 31, 2004, as their effect would be anti-dilutive.

The Company engaged an independent third party in a Consulting Agreement effective March 1, 2003 to provide executive coaching and organizational services. In partial consideration for such services, the Company issued 20,608 unregistered shares of common stock, valued at $55,000 which was expensed during the six months ended October 31, 2004.

On July 28, 2004, in connection with the execution of amendments to its senior credit agreement, the Company issued to the senior lenders 150,000 detachable warrants to purchase common stock at $.01 per share as a fee. The 150,000 warrants were valued at $480,000 and were amortized to interest expense during the period from August 1, 2004 through July 31, 2005 which was the maturity date of the amended senior credit agreement. Also, in connection with the July 28, 2004 amendment of its subordinated debt agreement, the Company issued to the subordinated lender 150,000 detachable warrants to purchase common stock at $.01 per share as a fee. All of these warrants were fully vested. The 150,000 warrants were valued at $480,000 and were deferred to debt issue costs to be amortized to interest expense during the period from August 1, 2004 through the original term of the subordinated debt. In conjunction with the payoff of the subordinated debt on April 28, 2005, the Company recorded charges of $2.0 million to expense the remaining unamortized fees including the unamortized costs related to these warrants. The issuance of shares and warrants was exempt from registration under Section 4(2) of the Securities Act of 1933 because these were not transactions involving a public offering.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended October 31, 2005

(unaudited)

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards No. 123 (“FAS 123”), “Accounting for Stock Based Compensation” to stock-based employee compensation. Because the Company has a full valuation allowance against its deferred tax assets there are no tax effects related to the stock-based compensation items below.

(in thousands, except per share data)

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2004	2005	2004
Net income (loss), as reported	$1,957	$(275)	$1,979	$(2,615)
Add: Employee stock-based compensation under APB 25 included in net income (loss), net of related tax effects	592	129	1,304	438
Deduct: Total employee stock-based compensation expense determined under fair value based method for all awards, net of tax related effects	(605)	(149)	(1,331)	(483)

Pro forma net income (loss)	$1,944	$(295)	$1,952	$(2,660)

Net income (loss) per share:
As reported—basic	$0.06	$(0.02)	$0.06	$(0.17)
As reported—diluted	$0.05	$(0.02)	$0.05	$(0.17)
Pro forma—basic	$0.06	$(0.02)	$0.06	$(0.17)
Pro forma—diluted	$0.05	$(0.02)	$0.05	$(0.17)

To determine compensation expense under FAS 123, the Company used the following assumptions:

	Fiscal 2006	Fiscal 2005
Risk-free interest rates	4.01%	4.34%
Expected lives	Five years	Six years
Expected dividend yields	0%	0%
Expected volatility	62.8%	62.0%

During the three and six months ended October 31, 2005 and 2004, the Company recorded total employee non-cash compensation expense related to various compensatory arrangements which provide common stock or restricted stock units, rather than options, to the Board of Directors and executive management. The table below presents the expense components related to the various common stock arrangements for the three and six months ended October 31, 2005 and 2004. Please refer to the Company’s Amended Annual Report on Form 10-K/A for a further discussion of compensatory arrangements.

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2004	2005	2004
Accrual for annual compensatory stock award to Board members	$60	$60	$120	$120
Executive employment and retention contracts	532	69	1,184	318

	$592	$129	$1,304	$438

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended October 31, 2005

(unaudited)

7.	Segment Information

Commensurate with the disposition of the Avure Business in the second quarter of fiscal 2006, the Company classified its Avure Business as a discontinued operation. The Avure Business was reported as three separate reportable segments, which are Food, North America Press and International Press. See Note 5 for additional information about the Company’s discontinued operations.

The Company retains four reportable segments after the sale of Avure Business. These segments, North America Waterjet, Asia Waterjet, Other International Waterjet and Other (together known as Waterjet), utilize the Company’s released pressure technology. The Waterjet operation includes cutting and cleaning operations, which are focused on providing total solutions for the aerospace, automotive, job shop, surface preparation and paper industries. Segment operating results are measured by the Company’s Chief Executive Officer based on operating income (loss). The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies included in the Company’s April 30, 2005 Amended Annual Report filed with the Securities and Exchange Commission on Form 10-K/A.

A summary of operations by reportable segment is as follows:

(in thousands)

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2004	2005	2004
Sales
North America Waterjet	$28,644	$20,663	$51,571	$36,563
Asia Waterjet	7,468	6,453	13,236	12,804
Other International Waterjet	8,789	8,396	17,242	15,532
Other*	5,784	8,575	10,622	17,487

	$50,685	$44,087	$92,671	$82,386

Operating Income (Loss)
North America Waterjet	$2,259	$1,366	$2,726	$1,031
Asia Waterjet	2,016	1,579	3,361	3,243
Other International Waterjet	344	(1)	627	(398)
Other*	528	(702)	599	(601)

	$5,147	$2,242	$7,313	$3,275

*	The Other segment is comprised of divisions which do not make primary use of the Company’s ultrahigh-pressure water pump technology. These divisions provide automation and robotic system solutions to the automotive market.

8.	Restricted Cash

The Company maintains amounts which are restricted in a separate bank account to provide customer performance guarantees as well as vendor guarantees. At October 31, 2005 and April 30, 2005, the Company had $955,000 and $526,000 of cash pledged on such guarantees of which $921,000 and $469,000 have restrictions which will lift within the next twelve months, respectively. The remaining restricted cash balances have been reported in Other Assets on the Condensed Consolidated Balance Sheets.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended October 31, 2005

(unaudited)

9.	Receivables

Receivables consist of the following:

(in thousands)

	October 31, 2005	April 30, 2005
		(restated)
Trade Accounts Receivable	$28,281	$37,157
Unbilled Revenues	3,402	5,027

	31,683	42,184
Less Allowance for Doubtful Accounts	(3,533)	(3,859)

	$28,150	$38,325

Receivables at April 30, 2005 included $11.8 million related to the Avure Business.

10.	Inventories

Inventories consist of the following:

(in thousands)

	October 31, 2005	April 30, 2005
Raw Materials and Parts	$11,008	$15,500
Work in Process	2,330	4,799
Finished Goods	7,673	6,852

	21,011	27,151
Less Provision for Slow-Moving and Obsolete Inventories	(1,609)	(2,933)

	$19,402	$24,218

Inventories at April 30, 2005 include $6.2 million related to the Avure Business.

11.	Income Taxes

For the three and six months ended October 31, 2005 and 2004, the tax provision consists of current expense related to operations in foreign jurisdictions which are profitable and without loss carryforwards. In addition, certain operations in jurisdictions (principally Germany and the US) reported net operating losses for which no benefit was recognized as it is more likely than not that such benefit will not be realized.

Due to a history of losses and uncertainty of future earnings, the Company continues to provide a full valuation allowance against its net operating losses and other net deferred tax assets, arising in all tax jurisdictions because the realization of such assets is not more likely than not. The domestic net operating losses can be carried forward 20 years to offset domestic profits in future periods and expire from fiscal 2022 through fiscal 2024 and other foreign net operating losses do not have an expiration date.

In fiscal 2004, the Company determined it was no longer able to permanently defer foreign earnings and recorded a $1.9 million liability for withholding taxes payable on future repatriation of foreign earnings.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended October 31, 2005

(unaudited)

The Company has continued to record liabilities for withholding taxes on earnings of these foreign operations. During the three and six months ended October 31, 2005, the Company repatriated $0 million and $1.4 million from certain foreign subsidiaries and plans to continue to repatriate additional earnings in the future.

12.	Notes Payable and Long-Term Obligations

	October 31, 2005	April 30, 2005
Long Term Obligations:
Senior Credit Agreement	$18,486	$9,695
Term Loans Payable	5,478	5,921

	23,964	15,616
Less Current Portion	(426)	(9,912)

	$23,538	$5,704

Notes Payable	$1,011	$3,531

On July 8, 2005, the Company signed the Credit Agreement. The Company expensed $489,000 of fees during the three and six months ended October 31, 2005 related to the prior credit agreement. The Credit Agreement provides for a revolving line of credit of up to $30 million with a maturity date of July 8, 2008 and is collateralized by a general lien on all of the Company’s assets. Interest rates under the Agreement are at LIBOR plus a percentage depending on leverage ratios or at the Bank of America’s prime rate in effect from time to time, at the Company’s option. LIBOR and the prime rate at October 31, 2005 were 4.09% and 6.75%, respectively. The rate in effect on the balance outstanding at October 31, 2005 was 6.75%. The Credit Agreement requires compliance with funded debt, tangible net worth and liquidity ratios. The Company also pays an annual letter of credit fee equal to 2.5% of the amount drawn under each outstanding letter of credit. The annual letter of credit fee is payable quarterly in arrears. In addition, the Credit Agreement, similar to prior agreements, includes a subjective acceleration clause which permits the lenders to demand payment in the event of a material adverse change. The prior credit agreement, however, included a process whereby the Company’s current excess cash receipts directly reduce the outstanding senior credit facility balance. Therefore, at April 30, 2005, the balance outstanding was classified as a current liability. The Credit Agreement does not include this provision, therefore, the outstanding balance is classified in Long-Term Obligations.

The Company makes use of its credit facility to fund its operations during the course of the year. During the six months ended October 31, 2005, the Company borrowed an aggregate of $38.8 million on the prior and current credit facility while repaying $30.1 million. As of October 31, 2005, the Company had $9.2 million of domestic unused line of credit, net of $2.3 million in outstanding letters of credit and $18.5 million in outstanding borrowings.

The Company was in compliance with all covenants as of October 31, 2005 and for the quarter then ended.

The Company has five unsecured credit facilities in Taiwan with a commitment totaling 268 million New Taiwanese Dollars (US$8.0 million at October 31, 2005), bearing interest at rates ranging from 1.8% to 2.845% per annum. The credit facilities have maturities between 12 and 36 months and can be extended for like periods, as needed, at the bank’s option. At October 31, 2005, the balance outstanding under these credit facilities amounts to US$2.2 million, $1.0 million of which is shown under Notes Payable while the remaining $1.2 million is classified under Term Loans Payable.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended October 31, 2005

(unaudited)

The Company has also obtained a seven-year collateralized long-term loan, expiring in 2011, in the amount of 145 million New Taiwanese Dollars (US$4.3 million at October 31, 2005) bearing interest at an annual rate of 2.83%. The loan is collateralized by the Company’s recently completed manufacturing facility in Taiwan. In June 2004, the Company borrowed $4.1 million against this facility and repatriated $3.5 million to the U.S. to reduce amounts outstanding under the senior credit facility. The balance of $4.1 million at October 31, 2005 is included in Term Loans Payable.

As a result of the disposition of the Avure Business as described in Note 5, the purchaser assumed credit facility in Sweden totaling 25 million Swedish Krona (US$3.2 million at October 31, 2005), which was collateralized by trade receivables and inventories of the Company’s former Swedish subsidiary.

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

The following table shows the fiscal 2006 year-to-date activity for the Company’s warranty obligations:

(in thousands)

Accrued warranty balance as of April 30, 2005	$1,710
Accruals for warranties	783
Adjustment for Avure Business – see Note 5	(326)
Warranty costs incurred	(949)

Accrued warranty balance as of October 31, 2005	$1,218

14.	Other Income (Expense), Net

On March 21, 2005, in a Private Investment in Public Equity Transaction (“PIPE Transaction”), the Company sold 17,473,116 equity units at $3.72 per unit for gross proceeds of $65 million, and net proceeds of more than $59 million. A unit consists of one share of common stock and one warrant to buy 1/10th of a share of common stock. Ten warrants give the holder the right to purchase one share of common stock for $4.07.

Under terms of the PIPE Transaction, the Company was required to file an initial Form S-1 registration of the shares issued and issuable in the PIPE Transaction on or before May 20, 2005 and was required to cause the Form S-1 to become effective on or before September 17, 2005. The Company subsequently amended the Registration Rights Agreement to grant an extension until December 31, 2005 for the effective date of the registration of the shares and warrants issued in the PIPE Transaction. The Company is subject to liquidated damages of $650,000 per month, if it fails to meet the December 31, 2005 deadline.

Under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF 00-19”), the fair value of the warrants issued under the PIPE Transaction have been reported initially as a liability due to the requirement to net-cash settle the transaction until the

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended October 31, 2005

(unaudited)

Company’s Form S-1 is declared effective. The reason for this treatment is that there are cash payment penalties of 1% of the gross proceeds per month ($650,000) should this Form S-1 not be declared effective prior to December 31, 2005. Upon effectiveness of the Form S-1, these amounts will be reclassified into Capital in Excess of Par in the Equity section of the Consolidated Balance Sheet. The warrants are considered a derivative financial instrument and are being marked to fair value quarterly until the Form S-1 is declared effective. The changes in fair value of the warrants are recorded to the Condensed Consolidated Statement of Operations as Other Income (Expense), net. The Company reported $4.2 million and $4.8 million of expense in the three and six months ended October 31, 2005, respectively, associated with the change in the fair value of the warrants. There was no fair value adjustment in any other periods presented.

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

The following table shows the detail of Other Expense, net, in the accompanying Consolidated Statements of Operations:

(in thousands)

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2004	2005	2004
Realized Foreign Exchange (Losses) Gains, Net	$(237)	$726	$(220)	$1,339
Unrealized Foreign Exchange Gains (Losses), Net	631	1,927	(458)	1,251
Fair Value Adjustment on Warrants Issued	(4,157)	—	(4,835)	—
Gain on Barton Sale (Note 17)	2,500	—	2,500	—
Other	134	2	99	(29)

	$(1,129)	$2,655	$(2,914)	$2,561

15.	Commitments and Contingencies

At any time, the Company may be involved in certain legal proceedings in addition to the Omax matter described below. As of October 31, 2005, the Company has accrued its estimate of the probable costs for the resolution of these claims. This estimate has been developed in consultation with legal counsel and is based upon an analysis of potential outcomes, assuming a combination of litigation and settlement strategies. The Company does not believe these proceedings will have a material adverse effect on its consolidated financial position. However, it is possible that future results of operations or cash flows for any particular quarterly or annual period could be materially affected by changes in the Company’s assumptions, or the effectiveness of its strategies, related to these proceedings.

On November 18, 2004, Omax Corporation (“Omax”) filed suit against the Company alleging that the Company’s products infringe on Omax’s patents. The suit also seeks to have a specific patent held by the Company declared invalid. The Company asserts that it does not infringe Omax’s patents and Omax’s patents are invalid and unenforceable. In its counterclaim, the Company seeks damages from Omax for violation of antitrust laws and injunctive relief and damages for infringement of the Company’s patent. The

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended October 31, 2005

(unaudited)

trial date has been set for September 2006. Although the Omax suit seeks damages of over $100 million, the Company believes Omax’s claims are without merit and intends not only to contest Omax’s allegations of infringement but also to vigorously pursue its claims with regard to its own patent. Accordingly, the Company has not provided any loss contingency accrual related to the Omax lawsuit as of October 31, 2005. The Company will incur legal expenses as part of this lawsuit and will expense them as incurred. While an exact amount of legal fees is not known at this time, the total fees are expected to be more than $1 million over the next year to two years.

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets” (FAS 153), which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. FAS 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company adopted FAS 153 during the three months ended October 31, 2005 without a material impact on its consolidated financial statements.

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

For the Six Months Ended October 31, 2005

(unaudited)

the first quarter of the fiscal 2007 year. The Company has not yet determined which transition method it will use to adopt SFAS 123R. The full impact that the adoption of this statement will have on the Company’s financial position and results of operations will be determined by share-based payments granted in future periods.

In March 2005, the FASB also issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect the adoption of FIN 47 to have a material effect on its Consolidated Financial Statements.

17.	Other Significant Event

On August 26, 2005, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with Barton Mines Company (“Barton”) to give Barton exclusive rights to sell abrasive to the Company’s customers for $2.5 million in cash at closing, future annual payments of up to $250,000 for the next three years based on achievement of system sales targets and royalty payments for systems sold over the next 10 years. The Company recorded the $2.5 million proceeds in Other Income (Expense), Net for the three months ended October 31, 2005.

18.	Reclassifications

Certain fiscal 2005 amounts have been reclassified to conform to the fiscal 2006 presentation. Such reclassifications had no impact on net loss, shareholders’ deficit or cash flows as previously reported.

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT:

Statements made in this quarterly report on Form 10-Q that are not historical facts are forward-looking statements that involve risks and uncertainties. Forward-looking statements typically are identified by the use of such terms as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “plan,” “potential,” “continue” or similar words, although some forward-looking statements are expressed differently. We caution investors that forward-looking statements are only predictions based on our current expectations about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements. You should be aware that our actual results could differ materially from those contained in any forward-looking statement due to a number of factors, which include, but are not limited to the following: the special risk factors and uncertainties set forth below; our belief that the financial covenants in our credit facilities are achievable based on current financial forecasts; our belief that the existing cash and credit facilities at October 31, 2005 are adequate to fund our operations through April 30, 2006 and that if the Company fails to achieve its planned revenues, costs and working capital objectives, management has the ability to curtail capital expenditures and reduce costs to levels that will be sufficient to enable the Company to meet its cash requirements and debt covenants through April 30, 2006; the belief that timing issues associated with payment of accounts receivable will not impact our short term liquidity requirements; our expectations that the benefits from our restructuring activities should continue for the remainder of fiscal 2006 and that these changes should help us to achieve our forecasts; that our ability to curtail capital expenditures, control costs and expenses; that our waterjets are experiencing growing acceptance in the marketplace for their flexibility and superior machine performance; that future consumables sales should be positively impacted by the increased number of operating systems and by sales of the Company’s proprietary productivity enhancing kits, as well as the enhanced flexibility of parts purchased via the Internet at Flowparts.com; relations with and performance of suppliers; our ability to successfully develop and sell products in the competitive markets that we serve; access to capital; maintaining satisfactory relationships with our lending partners; political and trade relations; the overall level of consumer spending on capital equipment; global economic conditions and additional threatened terrorist attacks and responses thereto, including war; the belief that Omax’s claims are without merit; our intent to contest Omax’s allegations; the estimated cost of contesting the Omax suit. Additional information on these and other factors that could affect our financial results is set forth below and in our Form 10-K/A for the year ended April 30, 2005. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments, except as required by federal securities laws.

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

While we had net income of $2.0 million for both the three and six months ended October 31, 2005, our net losses for each of the fiscal years ended April 30, 2003, 2004 and 2005 were $70.0 million, $11.5 million and

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

$20.6 million, respectively. We believe our recently completed restructuring and related cost-cutting initiatives will reduce overall spending. However, if we are unable to contain expenses or if our restructuring efforts fail to adequately reduce costs, or if our sales are less than we project, we may incur losses in future periods. Economic weakness in our served markets may adversely affect our ability to meet our sales projections.

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

Under terms of the Registration Rights Agreement, as part of a Private Investment in Public Equity transaction (“PIPE Transaction”), we were required to have the Form S-1, which registers the shares sold in the PIPE Transaction and the related warrants, become effective no later that September 17, 2005. We have amended the Registration Rights Agreement to grant an extension until December 31, 2005 for the effective date of the registration of the shares and warrants issued in the PIPE Transaction. In addition, the registration statement cannot become ineffective for more than 40 days (not necessarily consecutive). If either of these events occur, then we will be subject to a cash penalty of up to $650,000 per month for each month the registration statement is not effective. Certain factors that could cause the registration statement to become or remain ineffective are not within our control.

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

We defend our intellectual property rights because unauthorized copying and sale of our proprietary equipment and consumables represents a loss of revenue to us. From time to time we also receive notices from others claiming we infringe their intellectual property rights. The number of these claims may grow in the future, and responding to these claims may require us to stop selling or to redesign affected products, or to pay damages. On November 18, 2004, Omax Corporation (“Omax”) filed suit against us alleging that our products infringe on Omax’s patents. The suit also seeks to have a specific patent we hold declared invalid. Although the suit seeks damages of over $100 million, we believe Omax’s claims are without merit and we intend not only to contest Omax’s allegations of infringement but also to vigorously pursue our claims against Omax with regard to our own patent. See Note 15 to Condensed Consolidated Financial Statements for further discussion of contingencies.

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

A number of publicly traded companies have recently announced that they will begin expensing stock option grants to employees. In addition, the Financial Accounting Standards Board (FASB) has adopted rule changes with an effective date as of the beginning of fiscal years beginning after June 15, 2005 requiring expensing the fair value of stock options. Currently we include such expenses on a pro forma basis in the notes to our financial statements in accordance with accounting principles generally accepted in the United States, but do not include stock option expense for the fair value of employee options in our reported financial statements. This change in accounting standards will require us to expense stock options, and as a result, our reported expenses are expected to increase; however, the amount of the increase has not been determined.

Market risk exists in our operations from potential adverse changes in foreign exchange rates relative to the U.S. dollar in our foreign operations.

A significant portion of our sales take place outside of the United States, and we transact business in various foreign currencies, primarily the Canadian dollar, the Euro, the Japanese yen, and the New Taiwan dollar. In addition, our foreign divisions may have customer receivables and vendor obligations in currencies other than their local currency which exposes us to near-term and longer term currency fluctuation risks. The assets and liabilities of our foreign operations, with functional currencies other than the U.S. dollar, are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. Based on our results for the quarter ended October 31, 2005 for our foreign subsidiaries, and based on the net position of foreign assets less liabilities, a near-term 10% appreciation or depreciation of the U.S. dollar in all currencies we operate could impact operating income on an annualized basis by $1.4 million and other income (expense) by $740,000. Our financial position and cash flows could be similarly impacted.

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

Sales of registered stock could exert downward pressure on the market price of our stock and could encourage short selling that could exert further downward pressure

To the extent that shareholders who acquired shares of our common stock (either directly or through the exercise of warrants, which are exercisable at $0.01 per share) in the PIPE Transaction or in connection with certain loans (the “Selling Shareholders”) acquired their shares at prices less than the then current trading price of our common stock, they may have an incentive to immediately resell material amounts of such shares in the market which may, in turn, cause the trading price of our common stock to decline. Significant downward pressure on our stock price caused by the sale of stock registered in an offering could encourage short sales by the Selling Shareholders (and in particular short sales by warrant holders in anticipation of exercising their warrants) or third parties that would place further downward pressure on our stock price. In an ordinary or “uncovered” short sale, a seller causes his or her executing broker to borrow the shares to be delivered at the completion of the sale from another broker, subject to an agreement to return them upon request, thereby avoiding the need to deliver any shares actually owned by the seller stockholder on the settlement date for the sale. Since the seller does not own the shares that are sold, the seller must subsequently purchase an equivalent number of shares in the market to complete or “cover” the transaction. The seller stockholder will realize a profit if the market price of the shares declines after the time of the short sale, but will incur a loss if the market price rises and he or she is forced to buy the replacement shares at a higher price. Accordingly, a declining trend in the market price of our common stock may stimulate short sales.

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

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Changes in Financial Condition

We generated $9.2 million of cash from operating activities during the six months ended October 31, 2005 compared to $6.7 million of cash generated for the six months ended October 31, 2004. The current period’s operating cash flow includes $2.5 million of cash received related to the Purchase Agreement with Barton referred to earlier. Customer deposits increased $4.7 million further contributing to the cash flow from operations. These deposits provide the funding for the manufacturing of our systems and primarily relate to large aerospace contracts that we have been awarded. The revenue associated with these deposits is expected to be recognized in the next twelve months. Offsetting these inflow is a $1.2 million increase in Receivables, net from progress made on percentage-of-completion projects during the six months ended October 31, 2005. Trade receivables accounted for cash generation of $1.8 million in the year ago comparable period. Additionally, increases in inventory of $4.1 million during the six months ended October 31, 2005 offset the cash generated by the Barton transaction and customer deposits. These increases were the result of additional inventory purchases in our core business to meet upcoming demand in the third quarter of fiscal 2006 as well as inventory changes in the Avure business prior to the disposition.

Net receivables are comprised of trade accounts and unbilled revenues. At October 31, 2005, the net receivables balance decreased $10.2 million or 27% from April 30, 2005. The decrease in net receivables stemmed from the reduction in trade receivables of $8.9 million or 24% from $37.2 million at April 30, 2005 to $28.3 million at October 31, 2005 on sale of the Avure Business which reduced trade receivables by $7.5 million and on collection of standard waterjet system sales for the six months ended October 31, 2005. Receivables days sales outstanding (including unbilled revenues and excluding the Avure business for the comparative periods) increased to 55 days at October 31, 2005 from 49 as of April 30, 2005. This decrease in Trade Receivables was compounded by a reduction in unbilled revenues from $5.0 million at April 30, 2005 to $3.4 million at October 31, 2005, a $1.6 million or 32% decrease. The Avure Business accounted for $4.6 million of the decrease which was offset by an increase in the percentage complete on our aerospace contracts as well as a higher number of automation contracts being worked on. Our unbilled receivables relate to equipment and systems sales accounted for on a percentage of completion basis. Unbilled revenues fluctuate due to the scheduling of production and achievement of certain billing milestones. In general, receivables can be negatively affected by the traditionally longer payment cycle outside the United States and the timing of billings and payments on large special system orders. We do not believe these timing issues will present a material adverse impact on our short-term liquidity requirements. Because of the lead-time to build and deliver such equipment, ultimate collection of such accounts can be subject to changing customer business and economic conditions.

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Inventories, net at October 31, 2005 decreased $4.8 million or 20% from April 30, 2005 driven by the sale of the Avure Business which accounted for $6.2 million. This was offset by an increase in Waterjet inventory of $1.3 million primarily related to some equipment for our aerospace contracts which we anticipate shipping in our fourth fiscal quarter of 2006.

Customer deposits were $7.6 million at October 31, 2005, versus the $10.6 million balance at April 30, 2005. The disposition of the Avure Business accounted for a decrease of $3.1 million which was offset by the receipt of milestone advances due under the significant aerospace contracts which we were awarded in fiscal 2005.

Liquidity and Capital Resources

Approximately $20.3 million of our cash and restricted cash is held by divisions outside the United States. The repatriation of offshore cash balances from certain divisions will trigger tax liabilities. In fiscal 2004, we recorded a $1.9 million liability for withholding taxes on future repatriation of historical foreign earnings. In fiscal 2005, we repatriated $4.8 million from certain foreign subsidiaries. During the six months ended October 31, 2005, we repatriated $1.4 million from a foreign subsidiary and we plan to continue repatriating additional funds in the future.

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

Under terms of the PIPE Transaction, we were required to file an initial Form S-1 registration of the shares issued and issuable in the PIPE Transaction on or before May 20, 2005 and were required to cause the Form S-1 to become effective on or before September 17, 2005. We subsequently amended the Registration Rights Agreement to grant us an extension until December 31, 2005 for the effective date of the registration of the shares and warrants issued in the PIPE Transaction. We are subject to liquidated damages of $650,000 per month, if we fail to meet the December 31, 2005 deadline.

Our domestic senior credit agreement (“Credit Agreement”) is our primary source of external funding. Effective July 8, 2005, we executed a new $30 million, three year senior credit agreement with Bank of America N.A. and U.S. Bank N.A. This credit agreement expires July 8, 2008 and bears interest at the bank’s prime rate (6.75% at October 31, 2005) or is linked to LIBOR plus a percentage depending on our leverage ratios, at our option. The agreement sets forth specific financial covenants to be attained on a quarterly basis, which we believe, based on our financial forecasts, are achievable. At October 31, 2005, the balance outstanding on the Credit Agreement was $18.5 million against a maximum borrowing of $30 million. Our available credit at October 31, 2005, net of $2.3 million in outstanding letters of credit, was $9.2 million.

We believe that our existing cash, cash from operations, and credit facilities at October 31, 2005 are adequate to fund our operations through April 30, 2006. If we fail to achieve our planned revenues, costs and working capital

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

objectives, management believes it has the ability to curtail capital expenditures and reduce costs to levels that will be sufficient to enable us to meet our cash requirements and debt covenants through April 30, 2006.

On August 26, 2005, we received $2.5 million for giving the exclusive right to Barton Mines Company to sell abrasive to our customers. Under a Purchase Agreement, we are also entitled to future annual payments of up to $250,000 for the next three years based on achievement of system sales targets and royalty payments for systems sold over the next 10 years.

Since fiscal 2004, we had been investigating, with approval from our Board, alternatives for our non-core operations. On October 31, 2005, we completed the sale of our Avure Business with Gores Technology for estimated net proceeds of $14.4 million, comprised of cash and notes. The Avure Business was comprised of the International and North America Press reporting segments as well as the non ultrahigh-pressure portion of our Food reportable segment. The ultrahigh-pressure portion of our Food segment will be reported under North America Waterjet on a go-forward basis. The results of operations are shown as discontinued operations in our financial statements.

Off-Balance Sheet Arrangements

We do not have any special purpose entities or off-balance sheet financing arrangements.

Contractual Obligations

During the quarter ended October 31, 2005, there were no material changes outside the ordinary course of business in our contractual obligations and minimum commercial commitments as reported in the Amended Annual Report on Form 10-K/A for the year ended April 30, 2005.

Critical Accounting Policies and Judgments and New Accounting Pronouncements

There are no material changes in our critical accounting policies as disclosed in our Amended Annual Report on Form 10-K/A for the year ended April 30, 2005. New accounting pronouncements are disclosed in Note 16 to the Condensed Consolidated Financial Statements.

Results of Operations

Our ultrahigh-pressure (“UHP) business which we call Waterjet is comprised of the following segments: North America Waterjet, Asia Waterjet, Other International Waterjet and Other.

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales Summary:

Dollars in thousands

	Three months ended October 31,			Six months ended October 31,
	2005	2004	% Change	2005	2004	% Change
Operational breakdown:
Waterjet:
Systems	$36,950	$31,274	18%	$65,671	$57,174	15%
Consumable parts and services	13,735	12,813	7%	27,000	25,212	7%

	$50,685	$44,087	15%	$92,671	$82,386	13%

Geographic breakdown:
United States	$28,992	$25,308	15%	$53,492	$45,826	17%
Rest of Americas	6,828	4,710	45%	11,009	9,605	15%
Europe	7,397	7,616	(3)%	14,934	14,151	6%
Asia	7,468	6,453	16%	13,236	12,804	3%

	$50,685	$44,087	15%	$92,671	$82,386	13%

Three and Six Months Ended October 31, 2005 Compared to Three and Six Months Ended October 31, 2004

(Tabular amounts in thousands)

Sales.

Our sales by segment for the periods noted below is summarized as follows:

	Three Months Ended October 31,				Six Months Ended October 31,
	2005	2004	Difference	%	2005	2004	Difference	%
Sales
Waterjet:
North America	28,644	20,663	7,981	39%	51,571	36,563	15,008	41%
Asia	7,468	6,453	1,015	16%	13,236	12,804	432	3%
Other International	8,789	8,396	393	5%	17,242	15,532	1,710	11%
Other	5,784	8,575	(2,791)	(33)%	10,622	17,487	(6,865)	(39)%

Waterjet Total	50,685	44,087	6,598	15%	92,671	82,386	10,285	12%

Our Waterjet business includes cutting and cleaning operations, which are focused on providing total solutions for the aerospace, automotive, job shop, surface preparation (cleaning) and paper industries. It is comprised of four reporting segments: North America Waterjet, Asia Waterjet, Other International Waterjet and Other. The North America, Asia and Other International Waterjet segments primarily represent sales of our standard cutting and cleaning systems throughout the world, as well as sales of our custom designed systems into the Aerospace industry. The ‘Other’ segment represents sales of our automation and robotic waterjet cutting sells which are sold primarily into the North American automotive industry.

For the three months ended October 31, 2005, total Waterjet sales of $50.6 million increased $6.6 million or 15% as compared to the prior year same period. For the six months ended October 31, 2005, total Waterjet sales of

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

$92.7 million increased $10.3 million or 12% as compared to the prior year same period of which $15.0 million was recognized in our North America Waterjet segment. Last year we believed the market awareness of waterjet technology was low and addressed this through an increase in marketing and tradeshow activity, including attendance at the bi-annual International Manufacturing Technology Show in early September 2004, as well as increasing the number of domestic waterjet cutting direct sales staff from 10 to 15, adding of two machine tool distributors and increasing domestic technical services staff from 12 to 24 persons. The growth in revenue in North America is a result of an increase in unit sales stemming from our increased sales and marketing activity as well as increased revenue recognition on large percentage-of-completion aerospace contracts. There were no significant price increases year over year; however, a price increase of 4% on selected systems was instituted on February 1, 2005. Aerospace sales, which are also included in the North America segment, were $7.5 million and $9.6 million for the three and six months ended October 31, 2005, respectively, up $6.7 million and $8.4 million from the prior year same respective periods from work completed on aerospace contracts awarded in fiscal 2005.

For the three and six months ended October 31, 2005, Asia Waterjet segment revenue increased $1.0 million and $0.4 million, or 16% and 3% for the prior year same respective periods. This increase was fueled by expansion of waterjet systems into the electronics industry in Taiwan. Growth in the Other International Waterjet segment represents primarily sales into Europe and South America. Revenues from our European operations have declined $219,000 to $7.4 million during the three months ended October 31, 2005 on a strengthening dollar while improving by $783,000 for the six months ended October 31, 2005 to $14.9 million. Sales into South America of $1.4 million and $2.3 million for the three and six months ended October 31, 2005 improved $612,000 and $927,000 over the respective prior year same periods on higher standard shapecutting system sales as the Company focused its efforts in this area. We typically sell our products at higher prices outside the U.S. due to the costs of servicing these markets.

The growth in our North America, Asia Waterjet, and Other International Waterjet segments were offset by declines in the ‘Other’ segments. The ‘Other’ segment recorded a $2.8 million and a $6.9 million decline for the three and six months ended October 31, 2005 from the prior year same periods from a softness in the domestic automotive industry as well as from the closing and relocation of our Wixom, Michigan facility to our Burlington, Ontario facility. This shutdown was completed to combine like businesses and reduce operating costs.

We also analyze our Waterjet revenues by looking at system sales and consumable sales. Systems sales were $37.0 million, up $5.7 million or 18%, for the three months ended October 31, 2005 and up $8.5 million or 15%, for the six months ended October 31, 2005 due to strong domestic shapecutting sales as well as increased aerospace revenue. Consumables revenues recorded an increase of $922,000 or 7.2% to $13.7 million for the three months ended October 31, and $1.8 million or 7.1% to $27 million for the six months ended October 31, 2005, respectively. The majority of the increase in spares sales for the three and six months ended October 31, 2005 was recorded in Europe and South America. The increasing number of systems in service, our proprietary productivity enhancing kits and improved parts availability as well as the use of Flowparts.com, our easy-to-use internet order entry system, offset domestic spare parts declines resulting from the elimination of garnet revenue pursuant to the Barton transaction. We believe that spare parts sales should continue to increase as more systems are put into service.

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cost of Sales and Gross Margins. Our gross margin by segment for the periods noted below is summarized as follows:

	Three Months Ended October 31,				Six Months Ended October 31,
	2005	2004	Difference	%	2005	2004	Difference	%
Gross Margin
Waterjet:
North America	13,677	9,415	4,262	45%	24,465	17,186	7,279	42%
Asia	3,549	2,871	678	24%	6,359	5,726	633	11%
Other International	3,281	2,671	610	23%	6,542	5,051	1,491	30%
Other	1,626	233	1,393	598%	2,501	1,200	1,301	108%

Waterjet Total	22,133	15,190	6,943	46%	39,867	29,163	10,704	37%

Our gross margin as a percent of sales by segment for the periods noted below is summarized as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2004	2005	2004
Gross Margin Percentage
Waterjet:
North America	48%	46%	47%	47%
Asia	48%	44%	48%	45%
Other International	37%	32%	38%	33%
Other	28%	3%	24%	7%
Waterjet Total	44%	34%	43%	35%

Gross margin for the three and six months ended October 31, 2005 amounted to $22.1 million or 44% of sales and $39.9 million or 43%, respectively, as compared to gross margin of $15.2 million or 34% of sales and $29.2 million or 35% in the prior year same periods. Domestically, the gross margin improvements are attributable to cost reductions from global supply chain initiatives as well as improved cost absorption from higher sales volumes in standard shapecutting as well aerospace system sales. Asia Waterjet margins rose on strong product pricing and its improved product mix. The Other segment saw improved margins as the prior three and six month results included significant costs accrued on loss contracts at our Wixom, Michigan division which depressed margins to (18)% and (10)%, respectively. Current period margins in the Other segment are in line with margin expectations for this line of business. Generally, comparison of gross margin rates will vary period over period depending on the mix of sales, which includes special system, standard system and consumables sales. Gross margin rates on our systems sales are typically less than 45% as opposed to consumables sales which are in excess of 50%. In addition, gross margin as a percent of sales will vary amongst segments due to inter-company sales and the related inter-company transfer pricing.

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Marketing Expenses. Our marketing expenses by segment for the periods noted below are summarized as follows:

	Three Months Ended October 31,				Six Months Ended October 31,
	2005	2004	Difference	%	2005	2004	Difference	%
Marketing
Waterjet:
North America	4,316	3,809	507	13%	8,330	6,803	1,527	22%
Asia	1,069	892	177	20%	2,030	1,733	297	17%
Other International	2,241	1,869	372	20%	4,505	3,841	664	17%
Other	234	473	(239)	(51)%	559	890	(331)	(37)%

Waterjet Total	7,860	7,043	817	12%	15,424	13,267	2,157	16%

Marketing expenses increased $817,000 or 12% and $2.2 million or 16% for the three and six months ended October 31, 2005, respectively, as compared to the prior year same periods. All segments experienced increases in their Marketing expenses for both periods with the exception of the Other segment. The increases are due to increased expenses such as commissions on higher sales, as well as increased marketing and advertising costs directed at increasing waterjet technology awareness. The Other segment decreased its expenses as the Wixom division was closed in Q2 and all marketing activity was handled through our Burlington facility. Expressed as a percentage of revenue, consolidated marketing expenses were 16% for the three and six months ended October 31, 2005 and 2004.

Research and Engineering Expenses. Our research and engineering expenses by segment for the periods noted below are summarized as follows:

	Three Months Ended October 31,				Six Months Ended October 31,
	2005	2004	Difference	%	2005	2004	Difference	%
Research and Engineering
Waterjet:
North America	1,323	865	458	53%	2,832	2,078	754	36%
Asia	129	80	49	61%	235	158	77	49%
Other International	103	179	(76)	(42)%	242	349	(107)	(31)%
Other	31	25	6	24%	50	81	(31)	(38)%

Waterjet Total	1,586	1,149	437	38%	3,359	2,666	693	26%

Research and engineering expenses increased $437,000 or 38% and $693,000 or 26% for the three and six months ended October 31, 2005, as compared to the prior year same periods. Increases of $458,000 and $754,000 were recorded in the North America Waterjet segment for the three and six months ended October 31, 2005. This is attributable to the addition of key engineering personnel related to our core UHP technology. Expressed as a percentage of revenue, research and engineering expenses were 3% and 4% for the three and six months ended October 31, 2005 compared to 3% for the prior year same periods.

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General and Administrative Expenses. Our general and administrative expenses by segment for the periods noted below are summarized as follows:

	Three Months Ended October 31,				Six Months Ended October 31,
	2005	2004	Difference	%	2005	2004	Difference	%
General and Administrative
Waterjet:
North America	5,779	3,375	2,404	71%	10,577	6,651	3,926	59%
Asia	335	320	15	5%	733	592	141	24%
Other International	593	624	(31)	(5)%	1,168	1,259	(91)	(7)%
Other	346	437	(91)	(21)%	708	830	(122)	(15)%

Waterjet Total	7,053	4,756	2,297	48%	13,186	9,332	3,854	41%

General and administrative expenses increased $2.3 million or 48% and $3.9 million or 41% for the three and six months ended October 31, 2005, as compared to the prior year same periods. The increase was experienced primarily in the North America Waterjet segment which includes all of our corporate overhead costs. These costs were driven higher by legal costs of $936,000 and $1.8 million for the three and six months ended October 31, 2005 and public company-related costs such as Sarbanes-Oxley consulting fees of $838,000 and $1.4 million for the same respective periods. Expressed as a percentage of revenue, consolidated general and administrative expenses were 14% for the three and six months ended October 31, 2005, as compared to 11% for the prior year same periods.

Restructuring Expenses. During the three and six months ended October 31, 2005, we incurred $487,000 and $585,000 of severance benefits and other costs in the Other segment related to the closing and relocation of our Wixom, Michigan facility. No restructuring costs were incurred during the three and six months ended October 31, 2004.

Financial Consulting Expenses. No financial consulting costs were incurred in the six months ended October 31, 2005 compared with $623,000 in the prior year period associated with our efforts to refinance our subordinated debt. Because no new financing was obtained, these costs were charged to expense.

Operating Income (Loss). Our operating income (loss) by segment for the periods noted below are summarized as follows:

	Three Months Ended October 31,				Six Months Ended October 31,
	2005	2004	Difference	%	2005	2004	Difference	%
Operating Income (Loss)
Waterjet:
North America	2,259	1,366	893	65%	2,726	1,031	1,695	NM
Asia	2,016	1,579	437	28%	3,361	3,243	118	4%
Other International	344	(1)	345	NM	627	(398)	1,025	NM
Other	528	(702)	1,230	NM	599	(601)	1,200	NM

Waterjet Total	5,147	2,242	2,905	130%	7,313	3,275	4,038	123%

NM = Not Meaningful

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our operating income for the three months ended October 31, 2005 was $5.3 million versus a $2.2 million in the prior year period. For the six months ended October 31, 2005, the operating income was $7.4 million versus $3.3 million in the prior year period. The reasons for the changes in operating profit or loss by segment have been described in the paragraphs above addressing changes in sales, gross margin and operating expenses.

Interest and Other (Expense) Income, net. Current interest expense, net decreased to $437,000 and $1,363,000 for the three and six months ended October 31, 2005. This net amount includes $19,000 and $55,000 of interest income for the three and six months ended October 31, 2005. This decrease results lower interest rates charged coupled with lower average debt on our balance owing with the paydown of the subordinated debt in April 2005 as well as lower amortization of debt issue costs. During the three and six months ended October 31, 2005, we recorded Other (Expense) Income, net of $(1,129,000) and ($2,914,000) compared to Other (Expense) Income, net of $2,655,000 and $2,561,000 in the prior year three and six month period. These changes are the result of changes in realized and unrealized foreign exchange gains and losses as described in the table below, offset by the $4,157,000 expense associated with the warrants used in the previously described PIPE transaction. The terms of these warrants require them to be marked-to-market at each reporting period with corresponding gains and losses reported on the Consolidated Statement of Operations. We also entered into a Purchase Agreement (the “Purchase Agreement”) with Barton Mines Company (“Barton”) to give Barton exclusive rights to sell abrasive to the Company’s customers for $2.5 million in cash which was recorded as Other Income for the three and six months ended October 31, 2005.

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2004	2005	2004
Realized Foreign Exchange (Losses) Gains, Net	$(237)	$726	$(220)	$1,339
Unrealized Foreign Exchange Gains (Losses), Net	631	1,927	(458)	1,251
Fair Value Adjustment on Warrants Issued	(4,157)	—	(4,835)	—
Gain on Barton Sale	2,500	—	2,500	—
Other	134	2	99	(29)

	$(1,129)	$2,655	$(2,914)	$2,561

Income Taxes. For the three and six months ended October 31, 2005 and 2004, the tax provision consists of current expense related to operations in foreign jurisdictions which are profitable primarily in Taiwan, and Japan. In addition, operations in certain jurisdictions (principally Germany and US) reported net operating losses for which no tax benefit was recognized as it is more likely than not that such benefit will not be realized. During the fourth quarter of fiscal 2004, as a result of foreign asset collateral requirements and our amended credit agreements, we were no longer able to permanently defer foreign earnings and recorded a $1.9 million liability for withholding taxes payable on future repatriation of foreign earnings. We also recorded a U.S. tax liability of $6.7 million on foreign earnings which we have decided to no longer permanently defer. The total $6.7 million tax liability was offset by a reduction of the valuation allowance. In addition, we continue to assess our ability to realize our net deferred tax assets. Recognizing the cumulative losses generated during the quarter ended October 31, 2005 and in prior periods, we have determined it appropriate to continue to maintain a valuation allowance on our domestic net operating losses, certain foreign net operating losses and certain other deferred tax assets based on the expected reversal of both deferred tax assets and liabilities. The domestic net operating losses can be carried forward 20 years to offset domestic profits in future periods and expire from fiscal 2022 through fiscal 2024 if not used. Our foreign net operating losses currently do not have an expiration date. We provided a full valuation allowance against the deferred tax assets associated with the losses recorded during the quarter ended October 31, 2005.

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Income (Loss). Our consolidated net income in the three months ended October 31, 2005 amounted to $2.0 million, or $.06 income per basic share and $.05 per diluted share as compared to a net loss of $275,000, or $.02 basic and diluted loss per share in the prior year same periods. For the year-to-date period, our consolidated net income was $2.0 or $.06 per basic share and $.05 per diluted share as compared to a net loss of $2.6 million, or $.17 basic and diluted loss per share in the prior year same period.

FLOW INTERNATIONAL CORPORATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk during the six months ended October 31, 2005. For additional information, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations as presented in the Amended Annual Report on Form 10-K/A for the year ended April 30, 2005, as filed with the SEC.

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

The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures performed pursuant to Rule 13a-15 under the Exchange Act. Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, as of October 31, 2005, the Company’s disclosure controls and procedures were not effective because of the material weaknesses discussed below. Notwithstanding the existence of the material weaknesses described below, management has concluded that the consolidated financial statements in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.

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

•	Lack of effective controls to ensure adequate analysis, documentation, reconciliation and review of accounting records. Lack of effective controls to ensure adequate monitoring and oversight of work performed by accounting and financial reporting personnel.

FLOW INTERNATIONAL CORPORATION

We engaged a financial consulting firm to assist in both detail reconciliation work, as well as reviewing current processes and controls and assistance in the development of prospective processes and controls over the inter- company reconciliation process. We created a standardized template used in the reconciliation of all our inter-company accounts. These reconciliations are reviewed for accuracy and completeness by our Chief Financial Officer. Additionally, we have created a new template for use in generation of our Statement of Cash Flows. We have modified our monthly divisional close checklist to ensure all required reconciliations are completed, as well as help ensure adherence to corporate policies and procedures. We have begun to improve the documentation of our accounting policies and procedures to ensure that all transactions are recorded consistently and with the appropriate level of documentation. As is described in the above paragraph, we still need to hire additional experienced staff to provide enhanced review, analysis and documentation of accounting transactions and of the consolidated financial statements.

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

FLOW INTERNATIONAL CORPORATION

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Please refer to the sections “Risks and Uncertainties” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of risk factors.

Item 2. Changes in Securities; Use of Proceeds and Issuer Purchases of Equity Securities

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

We held our 2005 Annual Meeting of Shareholders on September 23, 2004. At the meeting, three directors, Kathryn Munro, Jan Van Hagen, and John Janitz were elected to three-year terms ending with the 2008 Annual Meeting of Shareholders receiving, respectively, 30,209,875, 30,211,162 and 30,079,891 votes in favor, with 1,471,972, 1,470,685 and 1,601,956 votes withheld, respectively.

The shareholders also voted to approve the Flow International Corporation 2005 Equity Incentive Plan. The voting was as follows: 24,328,106 for; 1,559,379 against; 31,542 abstain; and 5,762,820 broker non-votes.

Item 5. Other Information

None

FLOW INTERNATIONAL CORPORATION

Item 6. Exhibits

(a)	Exhibits –

10.15	Registration Rights Agreement, as amended September 13, 2005, and as subsequently amended on October 17, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 15, 2005 and to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 18, 2005).

10.17	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 27, 2005).

10.18	Annual Incentive Plan for Executives, Senior Managers and Select Administrative Staff (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 27, 2005).
10.19	Long Term Incentive Plan for Executives For the Fiscal Year Period Beginning May 1, 2005 and Ending April 30, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 27, 2005).

10.20	Purchase Agreement with Quintus Holdings, LLC dated September 30, 2005, as amended on October 31, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 4, 2005 and to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 4, 2005).

31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

FLOW INTERNATIONAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOW INTERNATIONAL CORPORATION

Date: December 20, 2005	/s/ Stephen R. Light
Stephen R. Light
President and Chief Executive Officer
(Principal Executive Officer)

Date: December 20, 2005	/s/ Douglas P. Fletcher
Douglas P. Fletcher
Chief Financial Officer (Principal Accounting Officer)