Form 10-K/A
period 2005-04-30
FLOW INTERNATIONAL CORP
filed 2006-01-31
CIK 713002

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☐

“Indicated by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” In Rule 12b-2 of the Exchange Act.    Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒.

The aggregate market value of the registrant’s common equity held by nonaffiliates of the registrant based on the last sale price of such stock on October 31, 2004 (the last day of the registrant’s previously completed second quarter) was approximately $42,841,991.

The number of shares of common stock outstanding as of July 21, 2005 was 34,574,746 shares. The number of shares of common stock outstanding as of January 20, 2006 was 34,661,613 shares.

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

EXPLANATORY NOTE: As described in Note 2 to the Consolidated Financial Statements, Flow International Corporation has restated its previously filed consolidated financial statements as of April 30, 2005 and 2004 and for the three years ended April 30, 2005 included in its Annual Report on Form 10-K and its First Amended Annual Report on Form 10-K/A for the fiscal year ended April 30, 2005, which were filed with the Securities and Exchange Commission on July 29, 2005 and November 23, 2005, respectively. In our Form 10-K/A dated November 23, 2005, we identified errors in our financial statements related to an impairment of the carrying amount of goodwill, the valuation of anti-dilution warrants, additional costs incurred on percentage-of-completion contracts and the presentation of percentage-of-completion related balances on the Consolidated Balance Sheet, the computation of stock compensation expense, the allocation of the valuation allowance to deferred tax asset and liability balances, the recording of straight-line rent expense, and the classification of technical service expenses. Subsequent to the filing on November 23, 2005, we have identified further errors in our financial statements related to the provision for income taxes and the recording of minority interest.

We have reviewed our consolidated income tax provision and have concluded that it was incorrectly stated in each of the six fiscal years ended April 30, 2005. The cumulative impact of this error as of April 30, 2005 amounted to $79,000. These misstatements occurred because (1) we erroneously excluded the separate tax provision of Flow Autoclave Systems, Inc. (“Flow Autoclave”) from our consolidated tax provision since its acquisition in 1999, (2) we incorrectly calculated the 2004 provision for withholding and federal minimum taxes, and (3) we overstated the tax valuation allowance in fiscal 2003 as a result of the incorrect provision calculations from prior years. The Provision for Income Taxes in the Consolidated Statements of Operations for the years ended April 30, 2005, 2004, 2003, 2002, 2001, 2000 and 1999 was under (over) stated by $328,000, ($248,000), ($2.2 million), $342,000, $649,000, $1,172,000 and $11,000, respectively. Taxes Payable and Other Accrued Taxes in the Consolidated Balance Sheets were under (over) stated at April 30, 2005 and 2004 by $79,000 and ($248,000), respectively. Accumulated Deficit at May 1, 2002 in the accompanying financial statements has been increased by $2.2 million to reflect the impact of these errors in the fiscal years from 1999 to 2002. There was no net impact of the errors on the Accumulated Deficit at April 30, 2003.

We have reviewed the accounting for the minority interest in Flow Autoclave and determined that we had incorrectly recorded minority interest based on pre-tax income rather than on after-tax income since the acquisition of Flow Autoclave in March 1999. In March 1999, we acquired a 51% interest in Flow Autoclave. We consolidated Flow Autoclave from that date until October 31, 2005, when we sold it as discussed below. The impact of this error was that Other Income, net in the Consolidated Statements of Operations for the fiscal years ended April 30, 2005, 2002, 2001, 2000 and 1999 was understated by $130,000, $171,000, $323,000, $586,000 and $6,000, respectively. There was no impact in the fiscal years ended April 30, 2004 and 2003. The cumulative impact of this error since inception amounted to $1,216,000 through April 30, 2005. In addition, when the goodwill impairment charge of $765,000 was recorded for Flow Autoclave in fiscal 2005, we improperly allocated $383,000 of the charge to Minority Interest. Minority Interest in the Consolidated Balance Sheets was overstated at April 30, 2005 and 2004 by $833,000 and $1.1 million, respectively. Accumulated Deficit at May 1, 2003, 2002, 2001, 2000 and 1999 has been decreased by $1.1 million, $1.1 million, $917,000, $592,000 and $6,000, respectively while Minority Interest has been reduced by a like amount to adjust for the correction of the minority interest allocation in prior years.

As a result of the errors referred to in the two preceding paragraphs, the Net Loss for the fiscal years ended April 30, 2005, 2004 and 2003 was understated/(overstated) by $581,000, ($248,000) and ($2.2 million), respectively. The Accumulated Deficit at April 30, 2005 and 2004 was overstated by $754,000 and $1.3 million, respectively.

The errors described above impacted our results for certain of the quarterly periods in the three years ended April 30, 2005. As a result, we have restated the unaudited selected quarterly financial data included in Note 21 to the Consolidated Financial Statements as appropriate.

On October 31, 2005, consistent with our strategy to divest operations that are not part of our core UHP water pump business, we sold our general press operations and the non UHP portion of our Food reportable segment (the “Avure Disposition”). Included in the Avure Disposition were our Avure Technologies, Incorporated, Flow International FPS AB, Avure Technologies AB subsidiaries, and our 51% interest in Flow Autoclave Systems (together, the “Avure Business”). We have reclassified our consolidated statement of operations to reflect the disposition on October 31, 2005 of our Avure Business. We have elected not to reclassify our consolidated balance sheet for this discontinued operation. Consequently, the Avure Business is shown as Discontinued Operations for all historical financial periods presented.

As reported in our original Item 9A, we previously reported two material weaknesses in our internal controls. We have determined that these weaknesses contributed to the restatements referred to above and we have not yet completed their remediation. We have updated our disclosures in our Item 9A report included in this Form 10-K/A to address this restatement.

Items in the Form 10-K/A affected by the restatement and amended by this filing are:

Part I:

Item 1	Business

Part II:

Item 6	Selected Financial Data

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pages 14-35

Item 8	Financial Statements and Supplementary Data

The consolidated financial statements appearing on pages 43-46 and Notes 2, 16, 17, 18 and 21 thereto

Item 9A	Controls and Procedures

Part IV:

Item 15	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Exhibit 23.1

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

Except as described above, all other information is unchanged and reflects the disclosures made at the time of the original filing on July 29, 2005 as well as the first amended filing on November 23, 2005 and this Form 10-K/A does not otherwise reflect events occurring after the original filing or otherwise modify or update these disclosures. Accordingly, this Form 10-K/A should be read in conjunction with our filings with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K and the first amended filing on Form 10-K/A.

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

We design, develop, manufacture, market, install and service ultrahigh-pressure, or UHP, water pumps and UHP water management systems. Our core competency is our UHP water pumps. Our UHP water pumps pressurize water from 40,000 to over 100,000 pounds per square inch (psi) and are integrated with water delivery systems so that water can be used to cut or clean material or pressurize food. Our products include both standard and specialized waterjet cutting and cleaning systems. In addition to UHP water pumps and related systems, we provide non-UHP automation and articulation systems, primarily to the automotive industry.

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

Our UHP technology has three broad applications: cutting, cleaning and food processing. In cutting and cleaning applications the ultrahigh-pressure created by our pumps is released through a small orifice to create a jet of water. In food processing we supply UHP pumps to Avure Technologies, Inc., a company we recently sold, to kill spoilage bacteria and pathogens in food products placed inside a pressure vessel.

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

Products and Services

We provide UHP systems and related products and services to our target markets: aerospace, automotive, food, job shops, pulp and paper and surface preparation. We had, prior to the sale of Avure, divided our business into its two UHP operations: Waterjet and Avure, representing the applications of released pressure and contained pressure, respectively.

Waterjet:

The Waterjet operation is comprised of the following segments: North America Waterjet, Asia Waterjet, Other International Waterjet and Other. The Other segment includes the sales of systems for automotive and articulation for non UHP applications.

Systems –

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

Consumable Parts and Services –

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

Marketing and Sales

We market and sell our products worldwide through our headquarters in Kent, Washington (a suburb of Seattle) and through subsidiaries, divisions and joint ventures located in Wixom, Michigan; Jeffersonville, Indiana; Birmingham, England; Bretten, Germany; Burlington and Windsor, Canada; Hsinchu, Taiwan; Shanghai and Beijing, China; Incheon, Korea; Sao Paulo, Brazil; Buenos Aires, Argentina; Lyon, France; Milan, Italy; Madrid, Spain; Yokohama, Nagoya and Tokyo, Japan. We sell directly to customers in North and South America, Europe, and Asia, and have distributors or agents covering most other countries. No single customer accounted for 10% or more of our revenues during any of the three years ended April 30, 2005.

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

Backlog

At April 30, 2005, our Waterjet backlog was $43.3 million compared to the April 30, 2004 backlog of $25.5 million. Generally our products, exclusive of the aerospace product line, which account for $21.2 million of the backlog, can be shipped within a four to 16 week period. The aerospace systems typically have lead times of six to 18 months. Our North American standard waterjet backlog increased $6.2 million over the prior year to $13.9 million. The changes in our backlog are not necessarily indicative of comparable variations in sales or earnings. The April 30, 2005 backlog represented 25% of our trailing twelve months sales. The unit sales price for most of our products and services is relatively high (typically ranging from tens of thousands to millions of dollars) and individual orders can involve the delivery of several hundred thousand dollars of products or services at one time. Furthermore, some items in backlog can be shipped more quickly than others, some have higher profit margins than others, and some may be cancelled by customers.

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

Research and Engineering

We have devoted between 3% and 6% of revenues to research and engineering during each of the three years ended April 30, 2005. Research and engineering expenses were $5.9 million, $5.9 million, and $6.7 million, in fiscal 2005, 2004 and 2003, respectively. While we will continue a robust research and engineering program to maintain our technological leadership position through development of new products and applications, as well as enhancement of our current product lines, a more focused effort has allowed us to decrease our research and engineering expenses as a percent of revenue to 4% for the fiscal year ended April 30, 2005.

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

At any time, we may be involved in certain legal proceedings. As of April 30, 2005, we have accrued our estimate of the probable costs for the resolution of these claims. This estimate has been developed in consultation with outside legal counsel and is based upon an analysis of potential outcomes, assuming a combination of litigation and settlement strategies. We do not believe these proceedings will have a material adverse effect on our consolidated financial position. However, it is possible that future results of operations or cash flows for any particular quarterly or annual period could be materially affected by changes in our assumptions, or the effectiveness of our strategies, related to these proceedings. See Notes 1 and 15 of Notes to the April 30, 2005 Consolidated Financial Statements for a description of our product liability claims and litigation.

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

Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Data

(In thousands, except per share amounts)	Year Ended April 30,
	2005 (restated)(4)(5)	2004(5) (restated)(4)	2003(3)(5) (restated)(4)	2002(2)(5) (restated)(4)	2001(1)(5) (restated)(4)
				(unaudited)	(unaudited)
Statement of Operations Data:
Sales	$172,966	$132,861	$121,833	$116,386	$132,797
Income (Loss) Before Cumulative Effect of Change in Accounting Principles and Discontinued Operations	(12,174)	(10,668)	(43,965)	(7,966)	1,882
Net Income (Loss)	(21,197)	(11,274)	(67,813)	(8,024)	1,304
Basic Income (Loss) Per Share Before Cumulative Effect of Change in Accounting Principles and Discontinued Operations	(0.69)	(0.69)	(2.86)	(0.52)	0.13
Basic Earnings (Loss) Per Share	(1.19)	(0.73)	(4.42)	(0.53)	0.09
Diluted Income (Loss) Per Share Before Cumulative Effect of Change in Accounting Principles and Discontinued Operations	(0.69)	(0.69)	(2.86)	(0.52)	0.12
Diluted Income (Loss) Per Share	(1.19)	(0.73)	(4.42)	(0.53)	0.09

	April 30,
(In thousands)	2005 (restated)(4)	2004 (restated)(4)	2003(4) (restated)	2002(4) (restated)	2001(4) (restated)
			(unaudited)	(unaudited)	(unaudited)
Balance Sheet Data:
Working Capital	$6,154	$(8,757)	$(6,709)	$84,556	$95,322
Total Assets	118,467	129,272	147,088	205,572	206,270
Short-Term Debt	13,443	48,727	61,056	5,237	8,464
Long-Term Obligations, net	5,704	38,081	29,023	83,453	85,652
Shareholders’ Equity (Deficit)	29,464	(8,217)	5,959	69,967	67,839

(1)	The Statement of Operations for fiscal 2001 includes the adoption of SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”, as amended by SAB101A and 101B. We reflected this change in policy as a Cumulative Effect of Change in Accounting Principle.
(2)	The Statement of Operations for fiscal 2002 includes the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). See Note 1 to the Consolidated Financial Statements for the year ended April 30, 2005 for further discussion of the impact of this adoption.
(3)	The Statement of Operations for fiscal 2003 includes the impact of management’s launch of its restructuring program and resulting focus on cash generation. See the ‘Fiscal 2003 Comprehensive Financial Review’ at the end of the ‘Fiscal 2004 Compared to Fiscal 2003’ financial analysis in the Management’s Discussion and Analysis section for further discussion of the impact on our financial results.
(4)

As described in Note 2 to the April 30, 2005 Consolidated Financial Statements included elsewhere in this Form 10-K/A, we have restated our consolidated financial statements for the year ended April 30, 2005 to reflect additional charges in the Consolidated Statement of Operations associated with 1) the impairment of goodwill, 2) the revised valuation of anti-dilution warrants issued to our senior and subordinated lenders, 3) the revision of estimated losses on long-term contracts, 4) the correction of compensation expense for performance based equity awards and stock awards for services and 5) straight-line rent expense for leases with escalating rents. We have identified errors in the Consolidated Financial Statements related to the presentation of percentage-of-completion related balances on the Consolidated Balance Sheet. Specifically, we noted inconsistencies between our divisions in the balance sheet presentation of accounts receivable and cash receipts relating to contracts accounted for using the percentage-of-completion method. We have, therefore, adjusted the financial statements to reflect a consistent presentation and comply with the provisions of SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” for all years presented. Also as described in Note 2 to the Consolidated Financial Statements, we are filing this Amendment No. 2 to our Form 10-K to reflect additional restatements for errors in our consolidated income tax provisions and the recording of minority interest. As a result, we are restating our financial statements for all periods reflected in this table for these items. The restated amounts above reflect the adjustments enumerated in Note 2 to the Consolidated Financial Statements and the following adjustments for years prior to fiscal 2004;

	2002			2001
	As previously reported	As Restated	Reclassified for Discontinued Operations	As previously reported	As Restated	Reclassified for Discontinued Operations
Statement of Operations Data:
Other Income, net	$(2,772)	$(2,601)	$(2,111)	$(1,706)	$(1,383)	$(1,259)
(Loss) Income Before Provision for Income Taxes	(11,367)	(11,196)	(12,666)	5,635	5,958	1,539
Benefit (Provision) for Income Taxes	3,123	2,781	4,700	(1,597)	(2,246)	343
(Loss) Income Before Cumulative Change in Accounting Principle and Discontinued Operations	(8,244)	(8,415)	(7,966)	4,038	3,713	1,882
(Loss) Income from Operations of Discontinued Operations	—	—	(58)	—	—	2,074
Net (Loss) Income	(7,853)	(8,024)	(8,024)	1,630	1,304	1,304
Net (Loss) Income per share:
Basic & Diluted
Net Loss	(0.52)	(0.53)	(0.53)	0.11	0.09	0.09

	2003			2002		2001
	As previously reported	As Restated		As previously reported	As Restated	As previously reported	As Restated
Balance Sheet Data:
Taxes Payable and Other Accrued Taxes	$1,943	$	*	$2,530	$4,704	$722	$2,554
Current Liabilities	107,077		*	44,012	46,186	42,412	44,244
Total Liabilities	139,891		*	132,272	134,446	135,475	137,307
Minority Interest	2,325		1,238	2,246	1,159	2,040	1,124
Retained Earnings (Accumulated Deficit)	(48,443)		(47,356)	21,544	20,457	29,397	28,481
Total Shareholders’ Equity	4,872		5,959	71,054	69,967	68,755	67,839
Total Liabilities and Shareholders’ Equity	147,088		*	205,572	*	206,270	*

*	The restatements described above did not result in a restatement of this line item in this fiscal year from our previously reported financial statements.

(5)	Our consolidated statement of operations for all periods presented has been recast to give effect to the sale of the Avure Business and present the results for the Avure Business as discontinued operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As described in the explanatory note above and in Note 2 to the Consolidated Financial Statements, we have restated our consolidated financial statements as of April 30, 2005 and 2004 and for the three years ended April 30, 2005. Amounts in this section have been updated to reflect these restatements.

In addition, we have recast our Consolidated Statements of Operations to reflect the disposition on October 31, 2005 of the Avure Business. Consequently, the Avure Business is shown in Discontinued Operations for all historical financial periods presented.

Risk Factors and Uncertainties

We have incurred losses in recent years and we may be unable to achieve profitability.

Our losses from continuing operations for each of the fiscal years ended April 30, 2005, 2004 and 2003 were $12.2 million, $10.7 million and $44.0 million, respectively. We believe our recently completed restructuring and related cost-cutting initiatives will reduce overall spending. If our restructuring efforts fail to adequately reduce costs, or if our sales are less than we project, we will continue to incur losses in future periods. Economic weakness in our served markets may adversely affect our ability to meet our sales projections.

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

If our Form S-1 registration statement which will contain fiscal 2005 results, does not become effective by March 10, 2006 or becomes ineffective for more than 40 days, after having gone effective, we may be subject to significant financial penalties.

Under terms of a Registration Rights Agreement entered into on March 20, 2005, as part of a Private Investment in Public Equity transaction (“PIPE Transaction”), we were required to have the Form S-1, which registers the shares sold in the PIPE Transaction, become effective no later that September 17, 2005. In addition, the registration statement cannot become ineffective for more than 40 days (not necessarily consecutive). If either of these events occur, then we will be subject to a cash penalty of up to $650,000 per month for each month the registration statement is not effective. Certain factors that could cause the registration statement to become or remain ineffective are not within our control. We have subsequently amended the Registration Rights Agreement to grant an extension until March 10, 2006 to the effective date of the registration of the shares.

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

In December 2004, in connection with the restatement of our fiscal 2004, 2003 and 2002 financial statements, and in November 2005 and January 2006, in connection with the restatement of our fiscal 2005, 2004 and 2003 financial statements, our former independent registered public accounting firm reported to management and to the Audit Committee material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management agrees with and has responded to the Audit Committee with our plans to remediate the material weaknesses communicated by our former independent registered public accounting firm. Remediation of of these material weaknesses is ongoing.

The material weaknesses in our internal control over financial reporting are as follows:

•	The Company did not maintain effective controls over the financial reporting process due to an insufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with its financial reporting requirements and the complexity of the Company’s operations and transactions. Specifically, the Company incorrectly applied generally accepted accounting principles for (i) the impairment of goodwill, (ii) the classification of deferred tax balances, (iii) the valuation of anti-dilution warrants, (iv) the accrual of costs on contracts accounted for using the percentage-of-completion method, (v) leases with rent escalation clauses, (vi) the recording of minority interest and (vii) the computation of the provision for income taxes, affecting goodwill, capital in excess of par, minority interest, accumulated deficit, deferred income taxes, prepaid expenses, cost of sales, interest expense, other accrued liabilities and taxes payable and the provision for income taxes. This material weakness contributed to the material weakness discussed below.

•	The Company did not maintain effective controls to ensure there is adequate (i) analysis, documentation, reconciliation and review of accounting records, and supporting data, and (ii) monitoring and oversight of the work performed by accounting and financial reporting personnel to ensure the accuracy and completeness of the consolidated financial statements in accordance with generally accepted accounting principles. Specifically, the Company did not have effective controls designed and in place over the consolidation of the financial statements of subsidiaries and the computation of minority interest, the reconciliation of inter-company accounts, the valuation of anti-dilution warrants, the accrual of costs on contracts accounted for using the percentage-of-completion method, the accounting for performance based equity awards and the computation of income tax provisions, affecting goodwill, capital in excess of par, minority interest, accumulated deficit, general and administrative expense, interest expense, prepaid expenses, cost of sales, accounts receivables, customer deposits and tax-related accounts.

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

A significant portion of our sales take place outside of the United States, and we transact business in various foreign currencies, primarily the Canadian dollar, the Eurodollar, the Japanese yen, the New Taiwan dollar, and the Swedish Krona. In addition, our foreign divisions may have customer receivables and vendor obligations in currencies other than their local currency which exposes us to near-term and longer term currency fluctuation risks. The assets and liabilities of our foreign operations, with functional currencies other than the U.S. dollar, are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. Aggregate net foreign exchange gains included in the determination of net loss amounted to $2.1 million for the year ended April 30, 2005. Based on our results for the year ended April 30, 2005 for our foreign subsidiaries, and based on the net position of foreign assets less liabilities, a near-term 10% appreciation or depreciation of the U.S. dollar in all currencies we operate could impact operating income by $0.8 million and other income (expense) by $2.8 million. Our financial position and cash flows could be similarly impacted.

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

Current Events

Avure Disposition.    On October 31, 2005, consistent with our strategy to divest operations that are not part of our core UHP water pump business, we sold our General Press operations and the non UHP portion of our Food reportable segment (the “Avure Disposition”). Included in the Avure Disposition were our Avure Technologies, Incorporated, Flow International FPS AB, Avure Technologies AB subsidiaries, and our 51% interest in Flow Autoclave Systems (together, the “Avure Business”). The Avure Business became a discontinued operation in accordance with FAS 144 Accounting for the Impairment or Disposal of Long-Lived Assets at the time it was sold and has been presented as a discontinued operation in the financial statements. In connection with the sale we agreed to continue to supply UHP pumps to the Avure Business.

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

Restructuring.    In fiscal 2005, we completed a plan intended to return us to profitability through reductions in headcount, consolidation of facilities and operations, and closure or divestiture of selected operations. We evaluated the workforce and skill levels necessary to satisfy the expected future requirements of the business. As a result, we implemented plans to eliminate redundant positions and realign and modify certain roles based on skill assessments. We recorded restructuring charges of $2.5 million for the year ended April 30, 2004 which are shown in the table below (in thousands):

Year Ended April 30, 2004
Severance benefits	$217
Facility exit costs	867
Inventory write-down	1,384

$2,468

These charges included employee severance related costs for approximately 35 individuals. The fiscal 2004 reductions in the global workforce were made across manufacturing, engineering and general and administrative functions. We have also recorded facility exit costs for the year ended April 30, 2004 primarily as a result of consolidating our two Kent facilities into one facility and vacating the manufacturing warehouse portion of our

Flow Europe facility. In addition, we scrapped some obsolete parts, returned surplus parts to vendors and sold parts to third parties, in conjunction with the shutdown of our manufacturing operation in Europe and standardization of our product line. See restructuring accrual information in Note 17 to Consolidated Financial Statements.

The Avure Business incurred restructuring charges of $239,000 and $788,000 for the years ended April 30, 2005 and 2004, respectively, which included employee severance costs for 15 individuals. In addition, the Avure Business reduced the space utilized in its Swedish manufacturing facility and closed the Memphis sales office for the food portion of the business.

During the year ended April 30, 2005 and 2004, we incurred $.6 million and $1.5 million, respectively, of professional fees associated with the restructuring of our debt in July 2004 and July 2003, respectively. These costs were evaluated under EITF 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements”, and as they were either expenses related to potential Senior Credit Arrangement with lenders that did not occur, or they related to expenses associated with our subordinated debt and did not result in an increase in the facility and accordingly they were expensed.

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

Operational and Financial Data—Fiscal 2005, 2004 and 2003

All operational and financial data in the following pages has been recast to give effect to the sale of the Avure Business and reflects the results of the Avure Business as discontinued operations for all periods presented.

Operational Data as a Percentage of Sales

	Year Ended April 30,
	2005 (restated)	2004 (restated)	2003 (restated)
Sales	100%	100%	100%
Cost of Sales	62%	62%	72%

Gross Margin	38%	38%	28%

Expenses:
Marketing	16%	17%	24%
Research & Engineering	3%	5%	6%
General & Administrative	13%	14%	15%
Restructuring Charges	—%	2%	—%
Financial Consulting Charges	1%	1%	—%
Impairment Charges	—%	—%	6%

	33%	39%	51%

	Year Ended April 30,
	2005 (restated)	2004 (restated)	2003 (restated)
Operating Income (Loss)	5%	(1)%	(23)%
Interest Expense	(12)%	(10)%	(9)%
Interest Income	—%	—%	—%
Other Income (Expense), net	1%	6%	5%

Loss Before Provision for Income Taxes	(6)%	(5)%	(27)%
Provision for Income Taxes	(1)%	(3)%	(9)%

Loss Before Discontinued Operations	(7)%	(8)%	(36)%
Discontinued Operations, Net of Tax	(5)%	—%	(20)%

Net Loss	(12)%	(8)%	(56)%

Sales Summary:

Dollars in thousands	Year ended April 30,			Year ended April 30,
	2005	2004	% Change	2004	2003	% Change
Operational breakdown:
Waterjet:
Systems	$122,129	$85,015	44%	$85,015	$76,346	11%
Consumable parts and services	50,837	47,846	6%	47,846	45,487	5%

Total	$172,966	$132,861	30%	$132,861	$121,833	9%

Geographic breakdown:
United States	$97,286	$70,058	39%	$70,058	$66,931	5%
Rest of Americas	19,468	17,751	10%	17,751	15,673	13%
Europe	30,707	24,550	25%	24,550	21,563	14%
Asia	25,505	20,502	24%	20,502	17,666	16%

	$172,966	$132,861	30%	$132,861	$121,833	9%

Results of Operations—Fiscal 2005, 2004 and 2003

Our UHP business which we call Waterjet, is comprised of the following segments: North America Waterjet, Asia Waterjet, Other International Waterjet and Other.

Fiscal 2005 Compared to Fiscal 2004

(Tabular amount in thousands)

Sales.

Our sales by segment for the periods noted below is summarized as follows:

	2005	2004	Difference	%
Sales
Waterjet:
North America	$82,381	$59,044	$23,337	40%
Asia	25,505	20,502	5,003	24%
Other International	34,530	28,160	6,370	23%
Other	30,550	25,155	5,395	21%

Waterjet Total	$172,966	$132,861	$40,105	30%

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

Cost of Sales and Gross Margins. Our gross margin by segment for the periods noted below is summarized as follows:

	2005 (restated)	2004	Difference	%
Gross Margin
Waterjet:
North America	$38,768	$25,985	$12,783	49%
Asia	11,682	9,762	1,920	20%
Other International	12,034	9,876	2,158	22%
Other	3,539	4,435	(896)	(20)%

Waterjet Total	$66,023	$50,058	$15,965	32%

Our gross margin as a percent of sales by segment for the periods noted below is summarized as follows:

	2005 (restated)	2004
Gross Margin Percentage
Waterjet:
North America	47%	44%
Asia	46%	48%
Other International	35%	35%
Other	12%	18%
Waterjet Total	38%	38%

Gross margin for the year ended April 30, 2005 amounted to $66.0 million or 38% of sales as compared to gross margin of $50.1 million or 38% of sales in the prior year period. Generally, gross margin rates will vary period over period depending on the mix of sales, which includes special system, standard system and consumables sales. Gross margin rates on our systems sales are typically less than 45% as opposed to consumables sales which are in excess of 50%. On average, standard systems which are included in the North America, Asia and Other International Waterjet segments carry higher margins than the custom engineered systems, which are represented by the Other, segment. In addition, gross margin as a percent of sales will vary amongst segments due to inter-company sales and the related inter-company transfer pricing.

The increase in North American waterjet margins were offset in part by the decrease of five percentage points in the Other segment in fiscal 2005. This weakness stems from a number of very low margin contracts built in fiscal 2005, including several loss contracts which totaled $1.2 million in losses. All loss contracts were non-waterjet related systems. We have consolidated the management of this division within the Other segment and current contracts appear to be in line with historical gross margins in the automotive industry, between 15% and 25%.

Marketing Expenses. Our marketing expenses by segment for the periods noted below are summarized as follows:

	2005 (restated)	2004	Difference	%
Marketing
Waterjet:
North America	$14,717	$10,159	$4,558	45%
Asia	3,704	3,022	682	23%
Other International	8,161	7,840	321	4%
Other	1,789	1,822	(33)	(2)%

Waterjet Total	$28,371	$22,843	$5,528	24%

Marketing expenses increased $5.5 million or 24% to $28.4 million for the year ended April 30, 2005 as compared to the prior year period. The Waterjet increase in North America was the result of improved sales and the market awareness programs. Fiscal 2005 also includes over $.5 million in costs associated with the bi-annual International Manufacturing Technology Show held during the second quarter ended October 31, 2004. Asia and Other International Waterjet recorded cost increases in line with changes in sales and the Other segment held marketing costs constant. Expressed as a percentage of sales, consolidated marketing expenses were 16% for fiscal 2005, compared to 17% of sales for fiscal 2004.

Research and Engineering Expenses. Our research and engineering expenses by segment for the periods noted below are summarized as follows:

	2005 (restated)	2004	Difference	%
Research and Engineering
Waterjet:
North America	$4,605	$4,504	$101	2%
Asia	348	295	53	18%
Other International	712	737	(25)	(3)%
Other	224	337	(113)	(34)%

Waterjet Total	$5,889	$5,873	$16	—%

Research and engineering expenses increased $16,000 for fiscal 2005 as compared to fiscal 2004. Waterjet expenses were up slightly associated with our aerospace programs. The overall changes were related to the timing of research and development work, the use of engineers on revenue generating projects and continued cost cutting across most segments. Expressed as a percentage of revenue, research and engineering expenses were 3% in fiscal 2005, as compared to 5% in fiscal 2004.

General and Administrative Expenses. Our general and administrative expenses by segment for the periods noted below are summarized as follows:

	2005	2004	Difference	%
General and Administrative
Waterjet:
North America	$16,949	$13,096	$3,853	29%
Asia	1,381	1,146	235	21%
Other International	2,653	2,947	(294)	(10)%
Other	1,866	1,842	24	1%

Waterjet Total	$22,849	$19,031	$3,818	20%

General and administrative expenses increased $3.8 million or 20% for the year ended April 30, 2005, as compared to the prior year. The North America Waterjet segment increased $3.9 million. This includes increased professional fees of $900,000 associated with patent litigation, $600,000 for increased audit fees and Sarbanes Oxley consulting fees, increased incentive compensation of $1.5 million and increased labor and miscellaneous other costs associated with strengthening key corporate functions of $900,000. As a percent of sales, however, North America Waterjet general and administrative expenses decreased from 22% to 21% in fiscal 2005. Expressed as a percentage of revenue, consolidated general and administrative expenses were 13% in fiscal 2004 as compared to 14% for the prior year period.

Restructuring Charges. During fiscal 2004, we incurred $2.5 million of restructuring charges in loss from continuing operations, including severance, lease termination and inventory related charges, primarily in the U.S. and Germany. The most significant parts of this total being incurred in the North America Waterjet segment, $1.0 million and Other International Waterjet, $1.4 million. The Avure Business incurred restructuring charges of $239,000 and $788,000 for the years ended April 30, 2005 and 2004, respectively.

The following table summarizes accrued restructuring activity for fiscal 2004 and 2005 (in thousands):

	North America Waterjet		Other International Waterjet			Other Waterjet	Discontinued Operations			Consolidated
	Facility Exit Costs	Other	Severance Benefits	Facility Exit Costs	Other	Severance Benefits	Severance Benefits	Facility Exit Costs	Other	Severance Benefits	Facility Exit Costs	Other	Total
Q1 restructuring charge	$—	$—	$248	$—	$—	$—	$—	$—	$—	$248	$—	$—	$248
Q1 cash payments	—	—	(128)	—	—	—	—	—	—	(128)	—	—	(128)

Balance, July 31, 2003	—	—	120	—	—	—	—	—	—	120	—	—	120
Q2 restructuring charge	—	113	(120)	105	302	—	201	191	65	81	296	480	857
Q2 cash payments	—	(113)	—	—	(47)	—	—	—	(65)	—	—	(225)	(225)
Q2 charge-offs	—	—	—	—	(255)	—	—	—	—	—	—	(255)	(255)

Balance, October 31, 2003	—	—	—	105	—	—	201	191	—	201	296	—	497
Q3 restructuring charge	407	109	—	85	484	89	—	—	61	89	492	654	1,235
Q3 cash payments	(270)	(99)	—	(14)	—	—	(121)	—	(61)	(121)	(284)	(160)	(565)
Q3 charge-offs	—	(10)	—	(85)	(484)	—	—	—	—	—	(85)	(494)	(579)

Balance, January 31, 2004	137	—	—	91	—	89	80	191	—	169	419	—	588
Q4 restructuring charge	15	376	—	255	—	—	234	—	36	234	270	412	916
Q4 cash payments	(13)	(90)	—	(13)	—	(89)	(70)	—	(36)	(159)	(26)	(126)	(311)
Q4 charge-offs	—	(286)	—	—	—	—	—	—	—	—	—	(286)	(286)

Balance, April 30, 2004	139	—	—	333	—	—	244	191	—	244	663	—	907
Q1 restructuring charge	—	—	—	—	—	—	—	—	—	—	—	—	—
Q1 cash payments	(9)	—	—	(4)	—	—	(68)	(3)	—	(68)	(16)	—	(84)

Balance, July 31, 2004	130	—	—	329	—	—	176	188	—	176	647	—	823
Q2 restructuring charge	—	—	—	—	—	—	—	—	—	—	—	—	—
Q2 cash payments	(9)	—	—	(4)	—	—	(64)	(3)	—	(64)	(16)	—	(80)

Balance, October 31, 2004	121	—	—	325	—	—	112	185	—	112	631	—	743
Q3 restructuring charge	—	—	—	—	—	—	120	119	—	120	119	—	239
Q3 cash payments	(9)	—	—	(10)	—	—	(56)	(42)	—	(56)	(61)	—	(117)

Balance, January 31, 2005	112	—	—	315	—	—	176	262	—	176	689	—	865
Q4 restructuring charge	—	—	—	—	—	—	—	—	—	—	—	—	—
Q4 cash payments	(9)	—	—	(31)	—	—	(89)	(20)	—	(89)	(60)	—	(149)

Balance, April 30 2005	$103	$—	$—	$284	$—	$—	$87	$242	$—	$87	$629	$—	$716

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

Operating Income (Loss).

Our operating income (loss) by segment for the periods noted below are summarized as follows:

	2005 (restated)	2004	Difference	%
Operating Income (Loss)
Waterjet:
North America	$1,874	$(4,403)	$6,277	NM
Asia	6,249	5,299	950	18%
Other International	508	(2,908)	3,416	NM
Other	(340)	335	(675)	NM

Waterjet Total	$8,291	$(1,677)	$9,968	NM

NM = Not Meaningful

Our operating income for the year ended April 30, 2005 was $8.3 million as compared to an operating loss of $1.7 million for the year ended April 30, 2004. The reasons for the changes in operating profit or loss by segment have been described in the paragraphs above addressing changes in sales, gross margin and operating expenses.

Interest and Other Income (Expense), net. Interest expense increased to $20.3 million for the year ended April 30, 2005, a $7.6 million increase as compared to the prior year. This increase includes the write-off of debt discount of $4.3 million associated with the pay-off of our subordinated debt, $1.6 million in write off of capitalized loan costs under EITF 98-14 “Debtor’s Accounting for Changes in Line-of Credit or Revolving-Debt Arrangements” (“EITF 98-14”) and $1.6 million related to the expensing of anti-dilution warrants provided to lenders whose underlying debt was retired in April 2005 under EITF 98-14. During fiscal 2005, we recorded Other Income, net of $1.7 million as outlined below. This compares to Other Income, net of $8.1 million in the prior year period. Other income, net in fiscal 2004 includes a $2.6 million gain on the sale of investment securities we held and net foreign exchange gains and losses.

The following table shows the detail of Other Income (Expense), net, in the accompanying Consolidated Statements of Operations:

	2005	2004
Net realized foreign exchange gains	$2,826	$915
Net unrealized foreign exchange (losses) gains	(772)	3,960
Realized gain on sale of equity securities	—	2,618
Other	(349)	628

Total	$1,705	$8,121

Income Taxes. The fiscal 2005 and 2004 tax provision consists of current expense related to operations in foreign jurisdictions which are profitable, primarily in Taiwan and Japan. In addition, operations in certain jurisdictions (principally Germany and the United States) reported net operating losses for which no tax benefit was recognized as it is more likely than not that such benefit will not be realized. During the fourth quarter of fiscal 2004, as a result of foreign asset collateral requirements and our amended credit agreements, we were no longer able to permanently defer foreign earnings and recorded a $1.7 million liability for withholding taxes payable on future repatriation of foreign earnings. We also recorded a U.S. tax liability of $6.7 million on foreign earnings. The total $6.7 million tax liability was offset by a reduction of the valuation allowance. In addition, we continue to assess our ability to realize our net deferred tax assets. Recognizing the continued losses generated during fiscal 2005 and in prior periods, we have determined it appropriate to continue to maintain a valuation allowance on our domestic net operating losses, certain foreign net operating losses and certain other deferred tax assets based on the expected reversal of both deferred tax assets and liabilities. The domestic net operating losses can be carried forward 20 years to offset domestic profits in future periods and expire between fiscal 2022 and fiscal 2024 if not used. Our foreign net operating losses currently do not have an expiration date. We provided a full valuation allowance against the deferred tax assets associated with the losses recorded during fiscal 2005.

Discontinued Operations, Net of Tax. In October 2005, we sold our Avure Business and have recast our financial statements to reflect the Avure Business as discontinued operations for all historical periods presented. For the year ended April 30, 2005, loss from discontinued operations was $8.9 million compared to a loss of $733,000 for the year ended April 30, 2004 which includes a gain on the disposition of our HCS subsidiary of $650,000. Fiscal 2005 results included a $9.1 million goodwill impairment charge which caused the increase in the loss compared to fiscal 2004.

Net Loss. For the year ended April 30, 2005, our consolidated net loss was $21.2 million or $1.19 per basic and diluted loss per share as compared to a net loss of $11.3 million, or $.73 basic and diluted loss per share in the prior year period.

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

Fiscal 2004 Compared to Fiscal 2003. (Tabular amounts in thousands)

Sales.

Our sales by segment for 2004 and 2003 is summarized as follows:

	Year Ended April 30,		Dollar Change	Percent Change
	2004	2003
Sales
Waterjet:
North America	$59,044	$53,995	$5,049	9%
Asia	20,502	17,667	2,835	16%
Other International	28,160	23,279	4,881	21%
Other	25,155	26,892	(1,737)	(6)%

Waterjet Total	$132,861	$121,833	$11,028	9%

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

Cost of Sales and Gross Margins. Our gross margin by segment for 2004 and 2003 is summarized as follows:

	Year Ended April 30,		Dollar Change	Percent Change
	2004	2003
Gross Margin
Waterjet:
North America	$25,985	$22,570	$3,415	15%
Asia	9,762	7,702	2,060	27%
Other International	9,876	1,782	8,094	NM
Other	4,435	2,321	2,114	91%

Waterjet Total	$50,058	$34,375	$15,683	46%

NM=Not meaningful

Our gross margin percentage by segment for 2004 and 2003 is summarized as follows:

	Year Ended April 30,
	2004	2003
Gross Margin Percent
Waterjet:
North America	44%	42%
Asia	48%	44%
Other International	35%	8%
Other	18%	9%
Waterjet Total	38%	28%

Gross margin for the year ended April 30, 2004 amounted to $50.1 million or 38% of revenues, as compared to gross margin of $34.4 million or 28% of revenues in the prior year. Fiscal 2003 gross margin was negatively impacted by a number of adjustments posted during the third quarter of that year which totaled $6.9 million. We experienced improvement in the gross margin as a percent of revenues in each of the four segments that comprise the Waterjet operations. This gross margin improvement of 10 percentage points, 38% of revenues in fiscal 2004 compared to 28% of revenues in the prior year, was a result of better overhead absorption in light of higher sales volumes of $11 million in the year and on fiscal 2003 inventory valuation charges of $4.4 million which did not recur in 2004.

Marketing Expenses. Our marketing expense by segment for 2004 and 2003 is summarized as follows:

	Year Ended April 30,		Dollar Change	Percent Change
	2004	2003
Marketing
Waterjet:
North America	$10,159	$12,763	$(2,604)	(20)%
Asia	3,022	3,008	14	—%
Other International	7,840	10,881	(3,041)	(28)%
Other	1,822	2,780	(958)	(34)%

Waterjet Total	$22,843	$29,432	$(6,589)	(22)%

Marketing expenses decreased $6.6 million or 22% to $22.8 million for the year ended April 30, 2004, as compared to the prior year marketing expenses of $29.4 million.

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

Research and Engineering Expenses. Our research and engineering expense by segment for 2004 and 2003 is summarized as follows:

	Year Ended April 30,		Dollar Change	Percent Change
	2004	2003
Research and Engineering
Waterjet:
North America	$4,504	$4,754	$(250)	(5)%
Asia	295	278	17	6%
Other International	737	951	(214)	(23)%
Other	337	688	(351)	(51)%

Waterjet Total	$5,873	$6,671	$(798)	(12)%

Research and engineering expenses decreased $798,000 or 12% to $5.9 million for the year ended April 30, 2004, as compared to the prior year’s research and engineering expenses of $6.7 million. The decrease in Waterjet is spread evenly throughout all segments within Waterjet except Asia, which was flat with the prior year. The reductions in all segments, relate to the timing of research and development work and the increased use of engineers on revenue generating projects, where costs are charged to Cost of Sales. Expressed as a percentage of revenue, research and engineering expenses were 5% and 6% for the years ended April 30, 2004 and 2003, respectively.

General and Administrative Expenses. Our general and administrative expense by segment for 2004 and 2003 is summarized as follows:

	Year Ended April 30,		Dollar Change	Percent Change
	2004	2003
General and Administrative
Waterjet:
North America	$13,096	$11,164	$1,932	17%
Asia	1,146	983	163	17%
Other International	2,947	4,313	(1,366)	(32)%
Other	1,842	2,324	(482)	(21)%

Waterjet Total	$19,031	$18,784	$247	1%

General and administrative expenses increased $247,000 or 1% to $19.0 million for the year ended April 30, 2004, as compared to the prior year’s general and administrative expenses of $18.8 million. All segments experienced a decrease in general and administrative expense, except for the North America Waterjet segment, up $1.9 million (17%) and the Asia Waterjet segment, up $.2 million (17%). The decreases represent cost cutting measures put in place by management. The increase in North America Waterjet is attributable to higher costs of doing business as a public company following the enactment by Congress of the Sarbanes-Oxley Act of 2002 and include increased directors’ and officers’ liability insurance of $.9 million as well as higher consulting costs for internal control work and other special projects of $.2 million. In addition, we resumed the compensation of our Board members in fiscal 2004 and implemented a performance-based bonus plan for management which together amounted to an increase of $2.9 million. These increases in the North America Waterjet segment were offset in part to general ‘across the board’ cost reductions. The increase in Asia Waterjet is the addition of staff. Expressed as a percentage of revenue, general and administrative expenses were 14% and 15% for the years ended April 30, 2004 and 2003, respectively.

Restructuring and Impairment Charges. Our restructuring and impairment charges by segment for 2004 and 2003 is summarized as follows:

	Year Ending April 30, 2004 Restructuring	Year Ending April 30, 2003 Impairment
Waterjet:
North America	$1,020	$—
Asia	—	—
Other International	1,359	2,113
Other	89	5,032

Waterjet Total	$2,468	$7,145

	North America Waterjet		Other International Waterjet			Other Waterjet	Discontinued Operations			Consolidated
	Facility Exit Costs	Other	Severance Benefits	Facility Exit Costs	Other	Severance Benefits	Severance Benefits	Facility Exit Costs	Other	Severance Benefits	Facility Exit Costs	Other	Total
Q1 restructuring charge	$—	$—	$248	$—	$—	$—	$—	$—	$—	$248	$—	$—	$248
Q1 cash payments	—	—	(128)	—	—	—	—	—	—	(128)	—	—	(128)

Balance, July 31, 2003	—	—	120	—	—	—	—	—	—	120	—	—	120
Q2 restructuring charge	—	113	(120)	105	302	—	201	191	65	81	296	480	857
Q2 cash payments	—	(113)	—	—	(47)	—	—	—	(65)	—	—	(225)	(225)
Q2 charge-offs	—	—	—	—	(255)	—	—	—	—	—	—	(255)	(255)

Balance, October 31, 2003	—	—	—	105	—	—	201	191	—	201	296	—	497
Q3 restructuring charge	407	109	—	85	484	89	—	—	61	89	492	654	1,235
Q3 cash payments	(270)	(99)	—	(14)		—	(121)	—	(61)	(121)	(284)	(160)	(565)
Q3 charge-offs	—	(10)	—	(85)	(484)	—	—	—	—	—	(85)	(494)	(579)

Balance, January 31, 2004	137	—	—	91	—	89	80	191	—	169	419	—	588
Q4 restructuring charge	15	376	—	255	—	—	234	—	36	234	270	412	916
Q4 cash payments	(13)	(90)	—	(13)	—	(89)	(70)	—	(36)	(159)	(26)	(126)	(311)
Q4 charge-offs	—	(286)	—	—	—	—	—	—	—	—	—	(286)	(286)

Balance, April 30, 2004	$139	$—	$—	$333	$—	$—	$244	$191	$—	$244	$663	$—	$907

Restructuring Charges. There were no restructuring charges in fiscal 2003. During the year ended April 30, 2004, we incurred $2.5 million of restructuring-related costs, including severance, lease termination and inventory related charges , primarily in the U.S. and Germany. The most significant of this total being incurred in the North America Waterjet segment, $1.0 million and Other International Waterjet, $1.4 million.

Financial Consulting Charges. During the year ended April 30, 2004, we incurred $1.5 million of professional fees associated with the restructuring of our debt in July 2003. These costs were evaluated under EITF 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements”, and as they were either expenses related to potential Senior Credit Arrangements with lenders that did not occur, or they related to expenses associated with our subordinated debt and did not result in increase in the facility and accordingly they were expensed. No such costs were incurred for the year ended April 30, 2003.

Impairment Charges. There were no impairment charges in fiscal 2004. During fiscal 2003, we conducted a review of the carrying value of our goodwill. Statement of Financial Accounting Standard No. 142 (“FAS 142”), “Goodwill and Other Intangible Assets,” requires a company to perform impairment testing when certain “triggering” events affecting a business unit have taken place. The triggering events were the expectation of a sale or full or partial disposal of certain of our divisions and the continuing deterioration of the economic climate. Our review resulted in impairment charges of $7.1 million during the quarter ended January 31, 2003, $5 million was recorded in the Other segment and $2.1 million was recorded in the Other International Waterjet segment. The impairment resulted primarily from continued weakness in the automotive industry, as well as weakness in our European operations. We also prepared an analysis of the fair value of the Company’s reporting units for our required FAS 142 annual assessment. This assessment, performed as of April 30, 2003, revealed no further impairment. At April 30, 2003, we also conducted an impairment review of our long-lived assets in accordance with Statement of Financial Accounting Standard No. 144 (“FAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” This review led to no impairment charges.

Operating Income (Loss). Our operating income (loss) by segment for 2004 and 2003 is summarized as follows:

	Year Ended April 30,		Dollar Change	Percent Change
	2004	2003
Operating income (loss)
Waterjet:
North America	$(4,403)	$(6,111)	$1,708	28%
Asia	5,299	3,433	1,866	54%
Other International	(2,908)	(16,476)	13,568	82%
Other	335	(8,503)	8,838	NM

Waterjet Total	$(1,677)	$(27,657)	$25,980	94%

We recorded an operating loss of $1.7 million for the year ended April 30, 2004, as compared to a loss of $27.7 million in the prior year. All segments of our business recorded either increases in operating profit or a decrease in the operating loss as compared to fiscal 2003. The reasons for the changes in operating-profit or loss have been described in the paragraphs above addressing changes in sales, gross margin and operating expenses.

Interest and Other Income (Expense), net. Fiscal 2004 interest expense increased $1.4 million or 12% to $12.8 million compared to the prior year of $11.4 million due to increased amounts of amortization of fees from our credit facilities and a higher weighted average cost of capital from interest charged on the deferred and capitalized semi-annual interest payments to our subordinated lender. Included in Other Income, net is a $2.6 million gain from the sale of our investment in WGI Heavy Minerals. In addition, the weaker dollar has positively impacted our foreign transactions and we have thus realized net currency gains of $915,000, as well as unrealized currency gains of $4.0 million in fiscal 2004. As the U.S. dollar remains weak, this has also caused other changes in our balance sheet, including an increase in our goodwill and intangible assets due to the translation from foreign currencies. Included in Other Income, net for the year ended April 30, 2003, are $624,000 of net realized foreign exchange transaction losses offset by $6.8 million of unrealized currency gains. Below is the detail of Other Income (Expense), net.

	Year Ended April 30,
	2004	2003
Net realized foreign exchange gains (losses)	$915	$(624)
Net unrealized foreign exchange gains (losses)	3,960	6,837
Realized gain on sale of equity securities	2,618	—
Write-off of investment and other assets	—	(35)
Other	628	(231)

Total	$8,121	$5,947

Income Taxes. We are providing for income taxes in jurisdictions where we have generated taxable income. During fiscal 2004, as a result of foreign asset collateral requirements and the amended credit agreements discussed in Note 9 to Consolidated Financial Statements, we were no longer able to permanently defer foreign earnings and recorded a $1.7 million liability for withholding taxes payable on future repatriation of foreign earnings. We also recorded a U.S. tax liability of $6.7 million on foreign earnings which we have decided to no longer permanently defer. The total $6.7 million tax liability is offset by a release of the valuation allowance. In addition, we continue to assess our ability to realize our net deferred tax assets. Recognizing the continued losses generated during the quarter and in prior periods, we have determined it appropriate to continue to maintain a valuation allowance on our domestic net operating losses, certain foreign net operating losses and certain other deferred tax assets based on the expected reversal of both deferred tax assets and liabilities. As of April 30, 2004, we had approximately $42.9 million of domestic net operating loss carryforwards to offset certain earnings for federal income tax purposes. All of these net operating loss carryforwards expire between fiscal 2022 and 2023. Net operating loss carryforwards in foreign jurisdictions amount to $35.6 million and do not expire. See Note 10 to Consolidated Financial Statements for discussion of tax components.

Discontinued Operations, Net of Tax. As of April 30, 2003, we held one of our service subsidiaries for sale and consequently showed its results of operations as discontinued operations for all periods presented. The sale of this subsidiary was consummated May 16, 2003 and resulted in cash proceeds of $1.8 million and a gain of approximately $650,000. In addition, in October 2005, we sold our Avure Business and have recast our financial statements to reflect the Avure Business as discontinued operations for all historical periods presented. Results from discontinued operations amounted to a loss of $1.4 million for the year ended April 30, 2004 as compared to a loss of $23.8 million for the year ended April 30, 2003. Fiscal 2003 included a number of charges related to our comprehensive financial review which caused this loss to be so large.

Net Loss. Our consolidated net loss for fiscal 2004 amounted to $11.3 million, or $.73 basic and diluted loss per share as compared to a net loss of $67.8 million, or $4.42 basic and diluted loss per share in the prior year.

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

•	We increased our allowance for doubtful accounts by $4.1 million. This increase was based on extensive collection efforts and the results of a worldwide receivable-by-receivable review, including evaluation of the impact of current economic conditions, which had restricted customers’ ability to pay their account balances.

•	We evaluated our ability to convert inventories, including evaluation and demonstration units, into cash in the short term by their sale or disposition. This evaluation led to a total adjustment of $5.4 million to arrive at the estimated net realizable value of our inventories. Of this amount, $1.8 million related to our Discontinued Operations.

•	We conducted a detailed review of the carrying value of our goodwill in accordance with FAS 142. The triggering events were the expectation of sale or full or partial disposal of certain of our divisions, the continuing deterioration of the economic climate, and our operating losses. Our review resulted in impairment charges of $7.1 million during the third quarter of fiscal 2003. The impairment resulted primarily from continued weakness in the automotive industry, as well poor performance at our European operations. Our required annual FAS 142 review as of April 30, 2003 led to no further impairment charges.

•	We determined that no significant future services would be required of our former CEO. Therefore we accrued and charged to operations all remaining contractual fees and related benefits aggregating approximately $1.1 million.

•	During fiscal 2003, we sold $9.7 million of long-term notes receivable for $8.6 million. This discount of $1.1 million plus an additional accrual of $0.1 million on potential future notes available for sale were recorded in Discontinued Operations.

•	We accrued an additional $1.5 million for potential losses related to several recourse/repurchase obligations on European sales. We have from time to time entered into recourse obligations with third party leasing companies. In response to continued concerns about the financial health of several customers, we revised our estimate of potential future exposure. Included in the $1.5 million accrual was $760,000 for the estimated loss on the repurchase and subsequent sale of a flex form press system from our Discontinued Operations, where we had a recourse obligation for a bankrupt customer. We sold this unit to an unrelated party in fiscal 2004.

•	We had deferred $0.8 million in professional fees associated with previous ongoing strategic transactions, consisting of a planned equity offering and spin-off of Avure. We abandoned these plans and accordingly expensed all of these fees.

•	We reversed percentage of completion revenue previously recognized on three food systems (one customer) based on the customer’s failure to fulfill its obligations under the contract terms. The total revenue reversed in the third quarter of fiscal 2003 was $4.3 million with an associated gross margin of $2.3 million. This reversal is shown in Discontinued Operations. We received new orders for which we plan to deliver already-completed systems from inventory. Accordingly, these specific contracts did not qualify for percentage of completion accounting and the corresponding revenue was recognized upon delivery and acceptance in fiscal 2004.

•	We assessed our ability to realize our net deferred tax assets. Recognizing the magnitude of the losses generated during the fiscal year, we determined it appropriate to establish a valuation allowance for our net deferred tax assets, with the exception of our Swedish operations, amounting to $12.7 million as well discontinuing, in the near term, any future recognition of deferred tax assets resulting from losses.

•	Based upon our proposed strategy to downsize and streamline our operations and convert non-core or excess assets to cash, we adjusted various other asset values and reserves to appropriately reflect their net realizable value on a prospective basis, in accordance with FAS 144. These adjustments totaled $9.1 million for the year. Of this amount, $3.7 million related to our Discontinued Operations.

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

Under terms of PIPE Transaction, we were required to file an initial Form S-1 registration of the shares issued and issuable in the PIPE Transaction on or before May 20, 2005 (which we did) and are required to cause the Form S-1 to become effective on or before September 17, 2005. We are subject to liquidated damages of $650,000 per month, if we fail to meet the September 17, 2005 date requirement. We have subsequently amended the Registration Rights Agreement to grant an extension until March 10, 2006 for the effective date of the registration of the shares and warrants issued in the PIPE transaction. Because the issuance price of the common stock of the PIPE Transaction was less than market value, we issued approximately 304,000 anti-dilution $0.01 warrants to our lenders. These warrants have a Black-Scholes value of approximately $1.7 million. Approximately $1.5 million of this amount relates to warrants issued under subordinated debt agreements and $222,000 relates to warrants issued under senior debt agreements. Proceeds of the PIPE were used to pay down existing debt, including all of the subordinated debt. Upon payoff of the subordinated debt, (on April 28, 2005) we also were required to charge to Interest Expense in the Consolidated Statement of Operations all remaining unamortized debt discount, which amounted to $4.3 million, plus $1.5 million related to the anti-dilution warrants issued to subordinated debt warrant holders prior to the PIPE. In addition, capitalized fees related to the Senior Agreement and anti-dilutional warrants provided to our senior lenders were amortized to interest expense through July 8, 2008.

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

With authorization from the Board of Directors in September 2004, we engaged the services of Danske Markets, Inc., which is working in Europe in cooperation with Close Associates to assist us in the sale of our General Press operations. These businesses are comprised of the North America Press and International Press segments. As these segments do not utilize ultrahigh-pressure water pumps, they are not considered core to our business, and it is our intent to divest ourselves of these operations. These segments did not meet the accounting criteria to be considered assets held for sale as of April 30, 2005 and accordingly the results of operations are shown as continuing operations and the related assets have not been reported as held for sale in our financial statements. On October 31, 2005, we completed the sale of the North America Press and International Press reportable segments, as well as the non ultrahigh-pressure portion of the Food reportable segment with the Gores Technology Group, LLC (“Gores”) for consideration of $14.4 million, comprised of cash and notes. At closing, we also entered into a Supply Agreement with Gores whereby we have agreed to supply certain high pressure pump products on an exclusive basis to Gores.

Presented below is a summary of contractual obligations and other minimum commercial commitments at April 30, 2005, by due date. See Notes 5, 10 and 15 to April 30, 2005 Consolidated Financial Statements for additional information regarding foreign currency contracts, long-term debt, and lease obligations, respectively.

	Maturity by Fiscal Year
	2006	2007	2008	2009	2010	Thereafter	Total
	(in thousands)
Foreign currency contracts(1)	$12,639	$—	$—	$—	$—	$—	$12,639
Inventory purchases(2)	1,542	—	—	—	—	—	1,542
Operating leases(3)	3,716	3,464	2,814	1,851	1,773	4,096	17,714
Other(4)	778	293	40	40	40	—	1,191
Long-term debt and notes payable(5)	3,649	1,978	10,505	832	855	1,328	19,147
Interest on long-term debt and notes payable(6)	668	705	657	170	54	37	2,291

Total	$22,992	$6,440	$14,016	$2,893	$2,722	$5,461	$54,524

(1)	As these obligations were entered into as hedges, the majority of these obligations will be offset by losses/gains on the related assets, liabilities and transactions being hedged. As of April 30, 2005, the fair value of the transactions and related hedges amounts to a net loss of $50,000 which is included in Accumulated Other Comprehensive Loss on the Consolidated Balance Sheet. These amounts relate entirely to our Discontinued Operations.
(2)	We have included inventory purchase commitments, which are legally binding and specify minimum purchase quantities. These purchase commitments do not exceed our projected requirements and are in the normal course of business. These commitments exclude open purchase orders.
(3)	Amounts include commitments of $1,483,000, $1,115,000, $877,000, $146,000 and $71,000 for fiscal 2006, 2007, 2008, 2009 and 2010, respectively, related to our discontinued operations.
(4)	These obligations include non-inventory vendor commitments, such as professional retainers and trade show commitments. Amounts include commitments of $158,000, $90,000, $40,000, $40,000 and $40,000 for fiscal 2006, 2007, 2008, 2009 and 2010, respectively, related to our discontinued operations.
(5)	This table is reporting the contractual due dates of the long-term debt and notes payable balances. Fiscal 2006 includes a $2.5 million note balance payable by our discontinued operations.
(6)	Interest payments are estimated based on the outstanding debt balances as of April 30, 2005 using the then interest rate in effect through the contractual maturity of the debt instrument. These estimates may change over time as we opt to refinance our debt instruments. See note above. Fiscal 2006 amount includes $56,000 of interest related to a debt instrument from our discontinued operations.

Long-term debt, notes payable and lease commitments are expected to be met from working capital provided by operations and, as necessary, by other borrowings.

Our capital spending plans currently provide for outlays of approximately $3 million in fiscal 2006, primarily related to information technology spending. It is expected that funds necessary for these expenditures will be generated internally and through available credit facilities. In fiscal 2005 and 2004, our investments in capital equipment were minimal as we were trying to conserve cash and were restricted by our debt agreements on the amount of capital spending we were allowed. Excluding spending on our Taiwan facility in 2004, our capital spending for fiscal 2005 and 2004 amounted to $1.8 million and $1.7 million, respectively. We are required to test our internal controls under Sarbanes-Oxley 404 for the year end April 2006. The external costs to achieve Sarbanes-Oxley compliance will exceed $1.5 million.

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

Recent Accounting Pronouncements

See Note 19 to the April 30, 2005 Consolidated Financial Statements included in this Form 10-K/A for recently issued accounting pronouncements.

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

Foreign Currency Exchange Rate Risk—We transact business in various foreign currencies, primarily the Canadian dollar, the Eurodollar, the Japanese yen, the New Taiwan dollar, and the Swedish Krona. As all of our foreign operations have functional currencies in other than the U.S. dollar, we translate the assets and liabilities of these operations into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates during the period. Aggregate net foreign exchange gains included in the determination of net loss amounted to $2.1 million for the year ended April 30, 2005. Based on the net position of foreign assets less liabilities, a near-term 10% appreciation or depreciation of the U.S. dollar in all currencies we operate could impact operating income by $0.8 million and other income (expense) by $2.8 million. Our financial position and cash flows could be similarly impacted. We have in the past, and may continue to use derivative instruments in the future, such as forward exchange rate contracts, to manage the risk associated with foreign currency exchange rate changes.

Item 8.	Financial Statements and Supplementary Data

The following consolidated financial statements are filed as a part of this report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Flow International Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Flow International Corporation (the “Company”) and its subsidiaries at April 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2005, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, the Company adopted the provisions of EITF 00-21 “Revenue Arrangements with Multiple Deliverables” effective August 1, 2003 and the provisions of FIN 46R “Consolidation of Variable Interest Entities” effective February 1, 2004.

As discussed in Note 2, the Company has restated its 2005, 2004 and 2003 consolidated financial statements.

/s/    PRICEWATERHOUSECOOPERS LLP

Seattle, Washington

July 29, 2005, except for the restatement discussed under “Amendment No. 1” in Note 2 to the consolidated financial statements as to which the date is November 21, 2005 and except for the restatement and effects of discontinued operations discussed under “Amendment No. 2” in Note 2 and “Amendment No. 2” in Note 16 to the consolidated financial statements regarding the disposition of the Avure Business, as to which the date is January 31, 2006

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	April 30,
	2005 (restated)	2004 (restated)
ASSETS:
Current Assets:
Cash and Cash Equivalents	$12,976	$11,734
Restricted Cash	469	1,101
Receivables, net	38,325	39,006
Inventories, net	24,218	26,384
Deferred Income Taxes	—	1,025
Prepaid Expenses	6,046	3,630
Other Current Assets	2,632	1,932

Total Current Assets	84,666	84,812
Property and Equipment, net	12,634	14,200
Intangible Assets, net	14,644	14,251
Goodwill	2,764	11,260
Deferred Income Taxes	1,532	—
Other Assets	2,227	4,749

	$118,467	$129,272

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY:
Current Liabilities:
Notes Payable	$3,531	$8,687
Current Portion of Long-Term Obligations	9,912	40,040
Accounts Payable	20,842	15,123
Accrued Payroll and Related Liabilities	8,819	7,734
Taxes Payable and Other Accrued Taxes	2,370	3,964
Deferred Income Taxes	609	—
Deferred Revenue	4,646	3,028
Customer Deposits	10,606	4,327
Warrant Obligation	6,696	—
Other Accrued Liabilities	10,481	10,666

Total Current Liabilities	78,512	93,569
Long-Term Obligations, net	5,704	38,081
Deferred Income Taxes	—	55
Other Long-Term Liabilities	3,219	4,511

	87,435	136,216

Commitments and Contingencies

Minority Interest	1,568	1,273

Shareholders’ Equity (Deficit):
Series A 8% Convertible Preferred Stock—$.01 par value, 1,000,000 shares authorized, none issued	—	—
Common Stock—$.01 par value, 49,000,000 shares authorized, 33,495,479 shares outstanding at April 30, 2005 15,509,853 shares outstanding at April 30, 2004	335	156
Capital in Excess of Par	112,512	54,686
Accumulated Deficit	(79,827)	(58,630)
Accumulated Other Comprehensive Loss:
Cumulative Translation Adjustment, net of income tax of $0	(3,506)	(4,684)
Unrealized (Loss) Gain on Cash Flow Hedges, net of income tax of $19 and ($99)	(50)	255

Total Shareholders’ Equity (Deficit)	29,464	(8,217)

	$118,467	$129,272

The accompanying notes are an integral part of these consolidated financial statements.

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended April 30,
	2005 (restated)	2004 (restated)	2003 (restated)
Sales	$172,966	$132,861	$121,833
Cost of Sales	106,943	82,803	87,458

Gross Margin	66,023	50,058	34,375

Operating Expenses:
Marketing	28,371	22,843	29,432
Research and Engineering	5,889	5,873	6,671
General and Administrative	22,849	19,031	18,784
Restructuring Charges	—	2,468	—
Financial Consulting Charges	623	1,520	—
Impairment Charges	—	—	7,145

	57,732	51,735	62,032

Operating Income (Loss)	8,291	(1,677)	(27,657)
Interest Expense	(20,342)	(12,759)	(11,360)
Interest Income	106	137	80
Other Income, net	1,705	8,121	5,947

Loss Before Provision for Income Taxes	(10,240)	(6,178)	(32,990)
Provision for Income Taxes	(1,934)	(4,490)	(10,975)

Loss from Continuing Operations	(12,174)	(10,668)	(43,965)
(Loss) Income from Operations of Discontinued Operations, Net of Income Tax of $731, $459, and a benefit of $546	(9,023)	(1,256)	(23,848)
Gain on Sale of Discontinued Operations, Net of Income Tax of $0	—	650	—

Net Loss	$(21,197)	$(11,274)	$(67,813)

Loss Per Share
Basic and Diluted
Loss from Continuing Operations	$(.69)	$(.69)	$(2.86)
Discontinued Operations, Net of Income Tax	(.50)	(.04)	(1.56)

Net Loss	$(1.19)	$(.73)	$(4.42)

The accompanying notes are an integral part of these consolidated financial statements.

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended April 30,
	2005 (restated)	2004 (restated)	2003 (restated)
Cash Flows from Operating Activities:
Net Loss	$(21,197)	$(11,274)	$(67,813)
Adjustments to Reconcile Net Loss to Cash Provided by Operating Activities:
Depreciation and Amortization	5,109	6,167	10,112
Deferred Income Taxes	(198)	646	11,208
Minority Interest	295	35	79
Gain on Sale of Equity Securities	—	(2,618)	—
Gain on Sale of Discontinued Operations	—	(650)	—
Write-off of Capitalized Bank Fees and Debt Discount	6,815	—	—
Fair Value Adjustment on Warrants Issued	274	—	—
Provision for Losses on Trade Accounts Receivable	—	—	4,072
Provision for Slow Moving and Obsolete Inventory	—	—	2,554
Tax Effect of Exercised Stock Options	—	—	49
Stock Compensation	1,585	763	235
Impairment Charges	9,064	—	10,815
Loss on Disposal and Write-Down of Operating Assets	—	1,613	8,052
Foreign Currency (Gains) Losses	(1,443)	(2,791)	(5,420)
Amortization of Debt Discount	1,112	907	801
Other	124	—	—
Changes in Operating Assets and Liabilities:
Receivables	2,094	(3,645)	28,578
Inventories	3,048	14,812	6,231
Prepaid Expenses	(2,745)	(300)	4,710
Other Current Assets	(238)	2,435	(2,088)
Other Long-Term Assets	1,268	981	4,578
Accounts Payable	5,255	2,366	(1,725)
Accrued Payroll and Related Liabilities	1,607	3,028	(711)
Deferred Revenue	1,491	(2,059)	584
Customer Deposits	6,024	(436)	(4,096)
Other Accrued Liabilities and Other Accrued Taxes	4,414	1,731	1,012
Other Long-Term Liabilities	(1,678)	526	(1,561)

Cash Provided by Operating Activities	22,080	12,237	10,256

Cash Flows From Investing Activities:
Expenditures For Property and Equipment	(1,762)	(5,863)	(4,671)
Proceeds from Sale of Equity Securities	—	3,275	—
Proceeds from Sale of Discontinued Operations	—	1,837	—
Proceeds from Sale of Property and Equipment	783	—	2,176
Restricted Cash	1,758	(2,156)	—
Other	31	500	—

Cash Provided by (Used in) Investing Activities	810	(2,407)	(2,495)

Cash Flows from Financing Activities:
Borrowings (Repayments) Under Notes Payable, net	(5,633)	3,697	3,753
Payments on Senior Credit Agreement	(82,607)	(46,530)	(51,998)
Borrowings on Senior Credit Agreement	52,321	30,087	53,250
Payments of Long-Term Obligations	(49,023)	(1,054)	(4,877)
Borrowings on Long-Term Obligations	4,079	1,200	—
Proceeds from Issuance Of Common Stock and Warrants	59,287	—	428
Proceeds from Exercise of Options	107	—	—

Cash (Used in) Provided by Financing Activities	(21,469)	(12,600)	556

Effect of Exchange Rate Changes	(179)	(541)	(392)

(Decrease) Increase in Cash And Cash Equivalents	1,242	(3,311)	7,925
Cash and Cash Equivalents at Beginning of Period	11,734	15,045	7,120

Cash and Cash Equivalents at End of Period	$12,976	$11,734	$15,045

Supplemental Disclosures of Cash Flow Information
Cash Paid during the Year for:
Interest	$9,810	$7,472	$8,161
Income Taxes	2,970	2,940	2,179

Supplemental Disclosures of Noncash Financing Activity
Capitalization of Interest on Long-Term Obligations	$7,061	$7,875	$—
Capital Lease Obligations	167	—	—

The accompanying notes are an integral part of these consolidated financial statements.

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

AND COMPREHENSIVE LOSS

(In thousands)

	Common Stock		Capital In Excess of Par	Retained Earnings (Accumulated Deficit) (restated)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity (Deficit) (restated)
	Shares	Par Value
Balances, April 30, 2002	15,282	$153	$53,214	$20,457	$(3,857)	$69,967
Components of Comprehensive Loss:
Net Loss (restated)				(67,813)		(67,813)
Unrealized Gain on Equity Securities Available for Sale, Net of Income Tax of $417					809	809
Unrealized Gain on Cash Flow Hedges, Net of Income Tax of $29					73	73
Reclassification Adjustment for Settlement of Cash Flow Hedges, net of income tax of $21					(53)	(53)
Cumulative Translation Adjustment, Net of Income Tax of $0					2,264	2,264

Total Comprehensive Loss (restated)						(64,720)

Exercise of Stock Options	77	1	427			428
Stock Compensation			284			284

Balances, April 30, 2003	15,359	154	53,925	(47,356)	(764)	5,959
Components of Comprehensive Loss:
Net Loss (restated)				(11,274)		(11,274)
Reclassification Adjustment for Sale of Equity Securities, Net of Income Tax of $0					(809)	(809)
Unrealized Gain on Cash Flow Hedges, Net of Income Tax of $277					713	713
Reclassification Adjustment for Settlement of Cash Flow Hedges, net of income tax of $23					58	58
Cumulative Translation Adjustment, Net of Income Tax of $0					(3,627)	(3,627)

Total Comprehensive Loss (restated)						(14,939)

Stock Compensation	151	2	761			763

Balances, April 30, 2004	15,510	156	54,686	(58,630)	(4,429)	(8,217)
Components of Comprehensive Loss:
Net Loss (restated)				(21,197)		(21,197)
Unrealized Gain on Cash Flow Hedges, Net of Income Tax of $133					(343)	(343)
Reclassification Adjustment for Settlement of Cash Flow Hedges, net of income tax of $15					38	38
Cumulative Translation Adjustment, Net of Income Tax of $0					1,178	1,178

Total Comprehensive Loss (restated)						(20,324)

Issuance of Common Stock	17,473	175	52,690			52,865
Issuance of Warrants (restated)			2,690			2,690
Stock Compensation (restated)	512	4	2,446			2,450

Balances, April 30, 2005 (restated)	33,495	$335	$112,512	$(79,827)	$(3,556)	$29,464

The accompanying notes are an integral part of these consolidated financial statements.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three years ended April 30, 2005

(All tabular dollar amounts in thousands, except per share and option amounts)

Note 1—The Company and Summary of Significant Accounting Policies:

Operations and Segments

Flow International Corporation (“Flow” or the “Company”) designs, develops manufactures, markets, installs and services ultrahigh-pressure (“UHP”) water pumps and UHP water management systems. Flow’s core competency is UHP water pumps. Flow’s UHP water pumps pressurize water from 40,000 to over 100,000 pounds per square inch (psi) and are integrated with water delivery systems so that water can be used to cut or clean material or pressurize food. Flow’s products include both standard and specialized waterjet cutting and cleaning systems. In addition to UHP water systems, the Company provides automation and articulation systems. The Company provides technologically-advanced, environmentally-sound solutions to the manufacturing, industrial and marine cleaning markets.

The Company uses four reportable segments to analyze its operations. These segments, North America Waterjet, Asia Waterjet, Other International Waterjet and Other (together known as Waterjet), utilize the Company’s released pressure technology. The Waterjet operation includes cutting and cleaning operations, which are focused on providing total solutions for the aerospace, automotive, job shop, surface preparation and paper industries. Equipment is designed, developed, and manufactured at the Company’s principal facilities in Kent, Washington, and at manufacturing facilities in Burlington, Canada; Hsinchu, Taiwan; Jeffersonville, Indiana; and Wixom, Michigan. The Company markets its products to customers worldwide through its principal offices in Kent and its support offices in Argentina, Brazil, Canada, China, France, Germany, Italy, Japan, Korea, Spain, Switzerland, Taiwan, and the United Kingdom.

Prior to October 31, 2005, the Company had three additional reportable segments, Food, North America Press and International Press, which utilized the Company’s contained pressure technology. These segments comprised the Avure Business and has operations in Vasteras, Sweden, Columbus, Ohio and Kent, Washington. The Avure Business included the Fresher Under Pressure food processing technology, as well as the isostatic and flexform press (“General Press”) operations. The Fresher Under Pressure technology provided food safety and quality enhancement solutions for food producers, while the General Press business manufactured systems which produce and strengthen advanced materials for the aerospace, automotive and medical industries. On October 31, 2005, the Company sold the Avure Business. Therefore, these financial statements reflect the results of these businesses as discontinued operation for all periods presented. See Note 16 for additional information.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Flow International Corporation and its majority-owned subsidiaries. There are properly no investments in affiliate companies in which the Company accounts for under either the equity or cost method. All significant intercompany transactions and accounts have been eliminated.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” as revised in December 2003 by FIN 46R. The new rule requires that companies consolidate a variable interest entity (“VIE”) if the company is subject to a majority of the risk of loss from the VIE’s activities, or is entitled to receive a majority of the entity’s residual returns or both. Based upon the Company’s analysis, the Company is associated with one VIE, Flow Autoclave, and has determined that it is the primary beneficiary and should, therefore, continue to include the VIE in its consolidated financial statements. Flow Autoclave is a joint venture with an unrelated third party. None of Flow Autoclave’s assets are collateralized on behalf of its obligations and the general creditors of Flow Autoclave do not have any recourse to the Company. The implementation of FIN 46R in the fourth fiscal quarter of 2004 had no effect on the consolidated financial statements.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For non-standard and long lead time systems, including those sold by the Avure Business which is now a discontinued operation, the Company recognizes revenues using the percentage of completion method in accordance with Statement of Position 81-1 (SOP 81-1), “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Typical lead times for non-standard systems can range from six to 18 months. The Company uses the cost to cost method, measuring the costs incurred on a project at a specified date, as compared to the estimated total cost of the project. As manufacturing costs are incurred, a corresponding amount of unbilled revenue is recorded. The balance is reclassified to trade accounts receivable when a milestone is achieved and a customer billing is issued. The balance of trade accounts receivables and unbilled revenues will therefore vary based on the timing of completion on non-standard systems as well as the timing of the related billings to the respective customers.

Shipping revenues and expenses are recorded in revenue and costs of goods sold, respectively.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Intangible Assets and Goodwill

Effective May 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 141 (“FAS 141”), “Business Combinations” and Statement of Financial Accounting Standards No. 142 (“FAS 142”), “Goodwill and Other Intangible Assets.” FAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangibles in a business combination be recognized as assets separate from goodwill. In accordance with FAS 142, the Company amortizes identified definite-lived intangible assets over their expected useful lives and does not amortize goodwill. At least once per year, the Company will compare the fair value of its reporting units, and, if necessary, the implied fair value of goodwill, with the corresponding carrying values. If necessary, the Company records an impairment charge for any shortfall. The Company determines the fair value of its reporting units using a discounted cash flow model and uses other measures of fair value, such as purchase prices offered by potential buyers of businesses that might be sold, if they are viewed as better indicators of fair value. If certain criteria are satisfied, the Company may also carry forward the fair value estimate from the prior year. In accordance with FAS 142, the Company conducted its annual impairment review of goodwill at April 30, 2005. In view of the possibility of the sale of its North

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

America and International Press reportable segments as well as the non ultrahigh-pressure portion of its Food reportable segment, the Company determined that it was not appropriate to carry forward previous years’ valuations of the reporting units in these reportable segments that carried goodwill. The Company, therefore, updated its estimates of fair value of the reporting units based on the offer prices it had received from potential purchasers of the businesses. This exercise indicated that the fair value of the reporting units was less than carrying value and that their goodwill was fully impaired. Consequently, the Company recorded a full impairment charge of $9,064,000 of goodwill related to the Company’s North America and International Press reportable segments and is reflected in the Loss from Operations of Discontinued Operations for the year ended April 30, 2005.

Intangible assets consist of acquired and internally developed patents and are amortized on a straight-line basis over the shorter of fifteen years, or the estimated remaining life of the patent. The total carrying amount of intangible assets was $27,998,000 and $26,100,000 at April 30, 2005 and 2004, respectively, of which $23,800,000 and $22,334,000 relate to Discontinued Operations’ balances as of April 30, 2005 and 2004, respectively. Accumulated amortization was $13,354,000 and $11,849,000 at April 30, 2005 and 2004, respectively, of which $12,037,000 and $10,896,000 relate to Discontinued Operations’ balances as of April 30, 2005 and 2004, respectively.

Aggregate amortization expense for the years ended April 30, 2005, 2004 and 2003 amounted to $1,505,000, $1,439,000, and $1,611,000, respectively of which $364,000, $309,000 and $617,000 related to continuing operations. The estimated annual amortization expense is $350,000 for continuing operations for each year through April 30, 2009.

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

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standard No. 144 (“FAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amounts of assets may not be recoverable. The carrying value of long-lived assets is assessed for impairment by evaluating operating performance and future undiscounted cash flows of the underlying assets. If the sum of the expected future net cash flows of an asset, is less than its carrying value, an impairment measurement is required. Impairment charges are recorded to the extent that an asset’s carrying value exceeds fair value. Accordingly, actual results could vary significantly from such estimates. The Company’s review resulted in no impairment charges during the years ended April 30, 2005 and 2004 and charges of $3.7 million during the year ended April 30, 2003 related to the disposed Food segment.

Fair Value of Financial Instruments

The carrying amount of all financial instruments on the balance sheet as of April 30, 2005 and 2004 approximates fair value. The carrying value of variable-rate long-term obligations and notes payable approximates the fair value because interest rates reflect current market conditions.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Assets and liabilities (including inter-company accounts that are transactional in nature) of the Company which are denominated in currencies other than the functional currency of the entity are translated based on current exchange rates and gains or losses are included in the Consolidated Statement of Operations. For the years ended April 30, 2005, 2004 and 2003, net realized and unrealized foreign exchange gains of $2.1 million, $4.9 million, and $6.2 million, respectively, are included in Other Income (Expense), net, in the accompanying Consolidated Statements of Operations.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Income (Expense)

Other Income, net consists of the following:

	Year Ended April 30,
	2005	2004	2003
Net realized foreign exchange gains (losses)	$2,826	$915	$(624)
Net unrealized foreign exchange (losses) gains	(772)	3,960	6,837
Realized gain on sale of equity securities	—	2,618	—
Write-off of investment and other assets	—	—	(35)
Other	(349)	628	(231)

Total	$1,705	$8,121	$5,947

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

The following table sets forth the computation of basic and diluted loss per share for the years ended April 30, 2005, 2004 and 2003:

	Year Ended April 30,
	2005 (restated)	2004 (restated)	2003 (restated)
Numerator:
Loss from continuing operations	$(12,174)	$(10,668)	$(43,965)

Denominator:
Denominator for basic loss per share—weighted average shares	17,748	15,415	15,348
Dilutive potential common shares from employee stock options	—	—	—
Dilutive potential common shares from warrants	—	—	—

Denominator for diluted loss per share—weighted average shares and assumed conversions	17,748	15,415	15,348

Basic and diluted loss per share from continuing operations	$(.69)	$(0.69)	$(2.86)

There were 2,034,546, 2,089,412 and 2,500,682 of potentially dilutive common shares from employee stock options and 3,219,245, 860,000 and 860,000 of potentially dilutive shares from warrants which have been excluded from the diluted weighted average share denominator for fiscal 2005, 2004 and 2003, respectively, as their effect would be anti-dilutive.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Year Ended April 30,
	2005 (restated)	2004 (restated)	2003 (restated)
Net loss, as reported	$(21,197)	$(11,274)	$(67,813)
Add: Stock compensation included in net loss, net of related tax effects	1,046	504	155
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax related effects	(1,090)	(878)	(414)

Pro forma net loss	$(21,241)	$(11,648)	$(68,072)

Loss per share—basic and diluted:
As reported	$(1.19)	$(0.73)	$(4.42)
Pro forma	$(1.20)	$(0.76)	$(4.44)

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

Note 2—Restatements

Amendment No. 1

The Company previously identified errors in the Consolidated Financial Statements related to the impairment of goodwill, the valuation of anti-dilution warrants, additional costs incurred on percentage-of-completion contracts and the presentation of percentage-of-completion related balances on the Consolidated Balance Sheet, the computation of stock compensation expense, the allocation of the valuation allowance to deferred tax asset and liability balances, the recording of straight-line rent expense, and the classification of technical service expenses. As a result of these items, the Company restated its Consolidated Financial Statements as described below as of April 30, 2005 and 2004 and the year ended April 30, 2005 in Amendment No. 1 to its Form 10-K.

•	The Company has reviewed its goodwill impairment analysis under Statement of Financial Accounting Standards No. 142 (“FAS 142”), “Goodwill and Other Intangible Assets” and concluded that its original

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

determination that there was no impairment as of April 30, 2005 was incorrect. The Company had originally concluded that it was appropriate to carry-forward its valuation analysis from April 30, 2003 to April 30, 2005, because management believed there was a less than remote possibility that an updated analysis would result in a valuation of the reporting units’ goodwill being less than book value. Prior to the original filing of its Form 10-K, the Company had discussions with a potential buyer and had received an indication of intent to purchase three of its reporting segments for a value that was less than the related carrying value, thus indicating that using the April 30, 2003 external valuation analysis was no longer appropriate. The Company has prepared an updated valuation analysis on an individual reporting unit basis using the expected offer price which resulted in the determination that the goodwill for the International Press and North America Press reportable segments was fully impaired as of April 30, 2005. Accordingly, the restated financial statements reflect in the Consolidated Statement of Operations for the year ended April 30, 2005 an impairment charge and reduction in net income of $8.7 million reflected in Loss from Operations of Discontinued Operations and in the Consolidated Balance Sheet as of April 30, 2005 a reduction of $9.1 million in Goodwill and $383,000 reduction in Minority Interest. This improper charge against Minority Interest was corrected in Amendment No. 2 as discussed below.

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

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Amounts included in the determination of cash provided by operating activities on the Consolidated Statement of Cash flows for the years ended April 30, 2005, 2004 and 2003 have been restated to reflect the errors identified above. Total cash flows from operating, investing and financing activities were not impacted by the restatement.

Amendment No. 2

The Company has subsequently identified errors in the Consolidated Financial Statements related to its consolidated provision for income taxes and the recording of minority interest associated with Flow Autoclave. As a result of these items, the Company is restating its Consolidated Financial Statements described below as of April 30, 2005 and 2004 and for each of the three years ended April 30, 2005 in this Amendment No. 2 to its Form 10-K.

•	The Company has concluded that its consolidated income tax provision was incorrectly stated in each of the six fiscal years ended April 30, 2005. The cumulative impact of this error as of April 30, 2005 amounted to $79,000. These misstatements occurred because (1) the Company excluded the separate tax provision of Flow Autoclave from its consolidated tax provision since its acquisition in 1999, (2) the Company incorrectly calculated the 2004 provision for withholding and federal minimum taxes, and (3) the Company overstated the tax valuation allowance in fiscal 2003 as a result of the incorrect provision calculations from prior years. The Provision for Income Taxes in the Consolidated Statements of Operations for the years ended April 30, 2005, 2004 and 2003 was under (over) stated by $328,000, ($248,000) and ($2.2 million) respectively. Taxes Payable and Other Accrued Taxes in the Consolidated Balance Sheets were under (over) stated at April 30, 2005 and 2004 by $79,000 and ($248,000), respectively. Accumulated Deficit at May 1, 2002 in the accompanying financial statements has been increased by $2.2 million to reflect the impact of these errors in the fiscal years from 1999 to 2002. There was no net impact of the errors on the Accumulated Deficit at April 30, 2003.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	The Company has reviewed the accounting for the minority interest in Flow Autoclave and determined that it had incorrectly recorded minority interest based on pre-tax income rather than on after-tax income. In March 1999, the Company acquired a 51% interest in Flow Autoclave. The Company consolidated Flow Autoclave from that date until October 31, 2005 when the Company sold Flow Autoclave as discussed in Note 16. The impact of this error was that Other Income, net in the Consolidated Statements of Operations for the fiscal year ended April 30, 2005 was understated by $130,000. There was no impact in the fiscal years ended April 30, 2004 and 2003. The cumulative impact of this error since inception amounted to $1,216,000 through April 30, 2005. In addition, when the goodwill impairment charge of $765,000 was recorded for Flow Autoclave for fiscal 2005, the Company improperly allocated $383,000 of the charge to Minority Interest. Minority Interest in the Consolidated Balance Sheets was overstated at April 30, 2005 and 2004 by $833,000 and $1.1 million respectively. Accumulated Deficit at both May 1, 2003 and 2002 has been decreased by $1.1 million, while Minority Interest has been reduced by a like amount to adjust for the correction of the minority interest allocation in prior years.

The following items in the Consolidated Statements of Operations and Consolidated Balance Sheets have been restated as follows based on the items noted above for Amendments No. 2 and No. 1. Adjustments related to Amendment No. 1 are reflected in the balances in the “As Restated” column while Amendment No. 2 adjustments are reflected in the balances in the “As Further Restated” column. In addition, the final column in the table below also reflects the reclassification of the Company’s Avure Business as discontinued operations in the Consolidated Statements of Operations for the three years ended April 30, 2005, as discussed in Note 16 and represents the “As Reported” balances in the financial statements. The Consolidated Balance Sheet as of April 30, 2005 does not reflect discontinued operations treatment for the Avure Business as the Company has elected not to reclassify its balance sheets for this discontinued operation.

	Year ended April 30, 2005
	As previously reported	As Restated	As Further Restated	Reclassified for Discontinued Operations
Consolidated Statement of Operations
Sales	219,365	*	*	172,966
Cost of Sales	138,536	138,905	*	106,943
Gross Margin	80,829	80,460	*	66,023
Marketing Expenses	32,032	32,657	*	28,371
Research & Engineering Expenses	9,692	9,067	*	5,889
General & Administrative Expenses	26,783	26,988	*	22,849
Impairment Charge	—	9,064	*	—
Operating Income	11,460	1,822	*	8,291
Interest Expense	(19,995)	(20,559)	*	(20,342)
Other (Expense) Income, net	(81)	302	49	1,705
Loss Before Provision for Income Taxes	(8,459)	(18,278)	(18,531)	(10,240)
Provision for Income Taxes	(2,338)	(2,338)	(2,666)	(1,934)
Loss from Operations of Discontinued Operations	—	—	—	(9,023)
Net Loss	(10,797)	(20,616)	(21,197)	(21,197)
Net Loss per Share:
Basic and Diluted
Net Loss	(.61)	(1.16)	(1.19)	(1.19)

*	The restatements described above did not result in a restatement of this line item in this fiscal year from the Company’s previously reported financial statements.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended April 30, 2004
	As previously reported	As Restated	As Further Restated	Reclassified for Discontinued Operations
Consolidated Statement of Operations
Sales	177,609	*	*	132,861
Cost of Sales	112,382	*	*	82,803
Gross Margin	65,227	*	*	50,058
Marketing Expenses	28,422	*	*	22,843
Research & Engineering Expenses	10,651	*	*	5,873
General & Administrative Expenses	23,261	*	*	19,031
Restructuring Charges	3,256	*	*	2,468
Financial Consulting Charges	1,520	*	*	1,520
Operating Income	(1,883)	*	*	(1,677)
Interest Expense	(13,171)	*	*	(12,759)
Interest Income	386	*	*	137
Other Income, net	7,817	*	*	8,121
Loss Before Provision for Income Taxes	(6,851)	*	*	(6,178)
Provision for Income Taxes	(5,197)	*	(4,949)	(4,490)
Loss Before Discontinued Operations	(12,048)	*	(11,800)	(10,668)
Income (Loss) from Operations of Discontinued Operations	526	*	*	(606)
Net Loss	(11,522)	*	(11,274)	(11,274)
Net Loss per share:
Basic & Diluted
Net Loss	(0.75)	*	(0.73)	(0.73)

*	The restatements described above did not result in a restatement of this line item in this fiscal year from the Company’s previously reported financial statements.

	Year Ended April 30, 2003
	As previously reported	As Restated	As Further Restated	Reclassified for Discontinued Operations
Consolidated Statement of Operations
Sales	144,115	*	*	121,833
Cost of Sales	108,074	*	*	87,458
Gross Margin	36,041	*	*	34,375
Marketing Expenses	37,398	*	*	29,432
Research & Engineering Expenses	13,501	*	*	6,671
General & Administrative Expenses	23,026	*	*	18,784
Impairment Charges	10,815	*	*	7,145
Operating Income	(48,699)	*	*	(27,657)
Interest Expense	(11,848)	*	*	(11,360)
Interest Income	686	*	*	80
Other Income, net	3,000	*	*	5,947
Loss Before Provision for Income Taxes	(56,861)	*	*	(32,990)
Provision for Income Taxes	(12,603)	*	(10,429)	(10,975)
Loss Before Discontinued Operations	(69,464)	*	(67,290)	(43,965)
Loss from Operations of Discontinued Operations	(523)	*	*	(23,848)
Net Loss	(69,987)	*	(67,813)	(67,813)
Net Loss per share:
Basic & Diluted
Net Loss	(4.56)	*	(4.42)	(4.42)

*	The restatements described above did not result in a restatement of this line item in this fiscal year from the Company’s previously reported financial statements.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of April 30, 2005			As of April 30, 2004
	As previously reported	As Restated	As Further Restated	As previously reported	As Restated	As Further Restated
Consolidated Balance Sheets:
Receivables, net	42,781	38,325	*	44,860	39,006	*
Deferred Income Taxes	861	—	*	970	1,025	*
Prepaid Expenses	6,046	6,046	*	*	*	*
Total Current Assets	90,001	84,666	*	90,611	84,812	*
Goodwill	11,828	2,764	*	*	*	*
Deferred Income Taxes	—	1,532	*	*	*	*
Total Assets	131,334	118,467	*	135,071	129,272	*
Customer Deposits	15,062	10,606	*	10,181	4,327	*
Taxes Payable and Other Accrued Taxes	2,291	*	2,370	4,212	*	3,964
Deferred Income Tax Liability	—	609	*	—	55	*
Other Accrued Liabilities	10,189	10,481	*	*	*	*
Total Current Liabilities	81,988	78,433	78,512	99,671	93,817	93,569
Other Long-Term Liabilities	3,126	3,219	*	*	*	*
Total Liabilities	90,818	87,356	87,435	142,263	136,464	136,216
Minority Interest	2,784	2,401	1,568	2,360	*	1,273
Capital In Excess of Par	111,715	112,512	*	*	*	*
Accumulated Deficit	(70,762)	(80,581)	(79,827)	(59,965)	*	(58,630)
Total Shareholders’ Equity	37,732	28,710	29,464	(9,552)	*	(8,217)
Total Liabilities and Shareholder’s Equity	131,334	118,467	*	135,071	129,272	*

*	The restatements described above did not result in a restatement of this line item in this fiscal year from the Company’s previously reported financial statements.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Private Investment in Public Equity

On March 21, 2005, in a Private Investment in Equity Securities Transaction (“PIPE Transaction”), the Company sold 17,473,118 equity units at $3.72 per unit for gross proceeds of $65 million, and net proceeds of $59.3 million. A unit consists of one share of the Company’s common stock and one warrant to buy 1/10th of a share of common stock. Ten warrants give the holder the right to purchase one share of common stock for $4.07. Proceeds of the PIPE were used to pay down existing debt of $59.3 million, including all of the subordinated debt. Under terms of the PIPE Transaction, the Company is required to file an initial Form S-1 registration of the shares issued and issuable in the PIPE Transaction on or before May 20, 2005, which it completed on May 20, 2005, and is required to cause the Form S-1 to go effective on or before September 17, 2005. The Company is subject to cash penalties of $650,000 per month, if it fails to meet this date requirement. The Company subsequently amended the requirement to March 10, 2006. Under the terms of warrants previously issued to the senior and subordinated lenders, the Company is obligated to issue additional warrants if shares of common stock are issued for prices less than market price. Because the issuance price of the common stock of the PIPE Transaction was less than market value, the Company issued approximately 304,000 anti-dilution $0.01 warrants to its lenders. These warrants have a Black-Scholes value of approximately $1.7 million. The majority of the charges resulting from the issuance of the additional warrants, $1.6 million, were charged to interest expense in the fourth quarter of fiscal 2005 as the underlying debt associated with these warrants was retired in the fourth quarter of fiscal 2005. The remainder, $126,000 has been capitalized and is being amortized to interest expense through August 1, 2005.

Under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF 00-19”), the fair value of the warrants issued under the PIPE Transaction have been reported initially as a liability due to the requirement to net-cash settle the transaction until the Company’s Form S-1 is declared effective. The reason for this treatment is that there are cash payment penalties of 1% of the gross proceeds per month ($650,000) should this Form S-1 not be declared effective by a certain date. Upon effectiveness of the Form S-1, these amounts will be reclassified into Capital in Excess of Par in the Equity section of the Consolidated Balance Sheet. The warrants have been valued at $6.4 million using the Black-Scholes method. The assumptions utilized in computing the fair value of the warrants were as follows: expected life of 3 years, estimated volatility of 63% and a risk free interest rate of 4.34%. The shares have been valued at $52.9 million, or the difference between the net proceeds and the value of the warrants. The warrants are considered a derivative financial instrument and will be marked to fair value quarterly until the Form S-1 is declared effective. Any changes in fair value of the warrants will be recorded through the Consolidated Statement

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of Operations as Other Income (Loss), net. The Company expensed $274,000 in the fourth quarter of fiscal 2005 associated with the fair value adjustment of the warrants. There was no fair value adjustment in any other periods presented.

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

Warranty accruals related to Discontinued Operations amounted to $286,000 and $202,000 as of April 30, 2005 and 2004, respectively.

Note 5—Derivative Financial Instruments:

The Company follows Statement of Financial Accounting Standards No. 133 (“FAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

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

Certain forecasted transactions and assets are exposed to foreign currency risk. The Company monitors its foreign currency exposures regularly to maximize the overall effectiveness of its foreign currency hedge positions. The currency hedged is the Swedish Krona and the transactions being hedged originated in one of the Company’s discontinued operations. As of April 30, 2005, the Company had $69,000 of net pre-tax unrealized losses on foreign currency cash flow hedges all of which is expected to be realized into earnings over the next 12 months when the associated transactions are recorded as revenue. The actual amounts realized will vary based on future changes in foreign currency rates. The fair value of the forward exchange contracts is estimated by obtaining market rates from selected financial institutions.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Derivative gains and losses included in Other Comprehensive Loss (OCL) are reclassified into earnings each period as the related transactions are recognized into earnings. During the three years ended April 30, 2005, the amount transferred from OCL to Loss from Operations of Discontinued Operations was $43,000.

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

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unbilled revenues do not contain any amounts which are expected to be collected after one year. Receivables from Discontinued Operations amounted to $11,831,000 and $16,029,000 as of April 30, 2005 and 2004, respectively.

Note 8—Inventories:

Inventories consist of the following:

	April 30,
	2005	2004
Raw Materials and Parts	$15,500	$14,849
Work in Process	4,799	6,223
Finished Goods	6,852	7,811

	27,151	28,883
Less Provision for Slow-Moving and Obsolete Inventories	2,933	2,499

	$24,218	$26,384

Inventories of Discontinued Operations amounted to $6,150,000 and $7,913,000 as of April 30, 2005 and 2004, respectively.

Note 9—Property and Equipment:

Property and Equipment are as follows:

	April 30,
	2005	2004
Land and Buildings	$6,211	$5,881
Machinery and Equipment	34,442	34,368
Furniture and Fixtures	4,576	4,839
Leasehold Improvements	7,827	7,531
Construction in Progress	241	362

	53,297	52,981
Less Accumulated Depreciation and Amortization	40,663	38,781

	$12,634	$14,200

Property and Equipment of Discontinued Operations amounted to $1,680,000 and $3,067,000 as of April 30, 2005 and 2004, respectively.

The Company did not capitalize any interest for the year ended April 30, 2005 while, for the years ended April 30, 2004 and 2003, it capitalized interest of $8,000 and $115,000 respectively.

In accordance with FAS 144, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amounts of assets may not be recoverable. The carrying value of long-lived assets are assessed for impairment by evaluating future operating performance and expected undiscounted cash flows of the underlying assets. Adjustments are made if the estimated fair value is less than carrying value. Accordingly, actual results could vary significantly from such estimates. The Company’s review resulted in no impairment charges during the years ended April 30, 2005 and 2004 and charges of $3.7 million during the quarter ended April 30, 2003 related to the Avure Business which is included in Discontinued Operations.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Debt of Discontinued Operations amounted to $2,450,000 and $6,373,000 as of April 30, 2005 and 2004, respectively, and is included in Notes Payable.

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

On July 8, 2005, the Company signed a new three year credit agreement (“Agreement”). The Agreement provides for a revolving line of credit of up to $30.0 million with a maturity date of August 1, 2008 and is collateralized by a general lien on all of the Company’s assets. Interest rates under the Agreement are at LIBOR plus and at the Bank of America’s prime rate in effect from time to time. LIBOR and the prime rate at April 30, 2005 were 2.6% and 5.75%, respectively. The Agreement requires compliance with funded debt, tangible net

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

worth and liquidity ratios. The Company also pays an annual letter of credit fee equal to 2.5% of the amount available to be drawn under each outstanding letter of credit. The annual letter of credit fee is payable quarterly in arrears. In addition, the New Credit Agreement, similar to prior agreements, includes a subjective acceleration clauses which permit the lenders to demand payment in the event of a material adverse change.

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

The Company has five unsecured credit facilities in Taiwan with a commitment totaling 268 million New Taiwanese Dollars (US $8.5 million at April 30, 2005), bearing interest at rates ranging from 1.8% to 2.77% per annum. The credit facilities have maturities between 12 and 36 months and can be extended for like periods, as needed, at the bank’s option. At April 30, 2005, the balance outstanding under these credit facilities amounts to US$2.4 million, $1.1 million of which is shown under Notes Payable while the remaining $1.3 million is classified under Term Loans Payable.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Notes Payable also include borrowings under a $3.5 million (25 million Swedish Krona) Avure AB line of credit which is collateralized by trade accounts receivable and inventory, at an interest rate of Swedish prime (3.4% at April 30, 2005) plus 0.75%. The line of credit expires annually on December 31 and is renewable in yearly increments at the bank’s option. As of April 30, 2005, Avure AB has borrowed approximately $2.5 million under this line of credit and has approximately $1.0 million available under this credit facility.

Principal payments under all debt obligations for the next four years are as follows: $3,649,000 in 2006, $1,978,000 in 2007, $10,505,000 in 2008, $832,000 in 2009, $855,000 in 2010 and $1,328,000 thereafter. The 2006 amount differs from the current portion presented on the Consolidated Balance Sheet at April 30, 2005 because of the current classification of the Credit Agreement.

Note 11—Income Taxes:

The components of consolidated (loss) income before income taxes and the provision for income taxes are as follows:

	Year Ended April 30,
	2005 (restated)	2004 (restated)	2003 (restated)
(Loss) Income Before Provision (Benefit) for Income Taxes:
Domestic	$(20,161)	$(14,260)	$(18,974)
Foreign	9,921	8,082	(14,016)

Total	$(10,240)	$(6,178)	$(32,990)

The provision for income taxes comprises:

	Year Ended April 30,
	2005 (restated)	2004 (restated)	2003 (restated)
Current:
Domestic	$—	$—	$—
State and Local	(18)	87	68
Foreign	1,952	4,011	1,072

Total	1,934	4,098	1,140
Deferred	—	392	9,835

Total	$1,934	$4,490	$10,975

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net deferred tax assets (liabilities) comprise the following:

	April 30, 2005 (restated)	April 30, 2004 (restated)
Current:
Accounts receivable allowances	$320	$331
Inventory capitalization	164	103
Obsolete inventory	602	613
Vacation accrual	237	262
Net operating loss carryover	923	537
Unrealized gain	—	433
Business tax credits	423	193

Current Deferred Tax Assets	2,669	2,472
Unrealized loss	(1,639)	—
Valuation allowance	(1,639)	(1,447)

Total Current Deferred Taxes	(609)	1,025

Long-Term:
Fixed assets	—	520
Net operating loss carryover	32,836	19,369
Goodwill	393	554
State and foreign taxes	127	—
AMT credits	564	564
Unrealized loss	—	—
All other	877	1,909

Long-Term Deferred Tax Asset	34,797	22,916
Fixed assets	(58)	—
State and foreign taxes	—	(491)
Valuation allowance	(33,207)	(22,480)

Total Long-Term Deferred Taxes	1,532	(55)

Total Net Deferred Tax Assets	$923	$970

A reconciliation of income taxes at the federal statutory rate to the provision for income taxes from continuing operations is as follows:

	Year Ended April 30,
	2005 (restated)	2004 (restated)	2003 (restated)
Income taxes at federal statutory rate	(34.0)%	(34.0)%	(34.0)%
Extra territorial income exclusion	—	—	(0.6)
Foreign tax rate differences	(2.4)	10.4	1.8
Change in valuation allowances	58.8	(49.3)	63.9
State and local tax rate differences	0.3	0.9	0.1
Original issue discount amortization	(8.4)	5.6	0.9
Non deductible meals	0.1	0.6	0.2
Foreign earnings not previously subject to U.S. tax	—	108.2	—
Foreign withholding taxes	2.1	28.2	—
Minimum tax	—	0.0	—
Impairment charge	1.3	—	—
Other	1.1	2.1	1.0

Income tax provision	18.9%	72.7%	33.3%

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of April 30, 2005, the Company had approximately $60.9 million of domestic net operating loss carryforwards to offset certain earnings for federal income tax purposes. These net operating loss carryforwards expire between fiscal 2022 and fiscal 2024. Net operating loss carryforwards in foreign jurisdictions amount to $28.2 million and do not expire.

In fiscal 2003, due a recent history of losses and uncertainty of future earnings, the Company provided a full valuation allowance against its domestic net operating losses and certain foreign net operating losses. Further, the Company placed a valuation allowance against certain other deferred tax assets based on the expected reversal of both deferred tax assets and liabilities. As a result, the total valuation allowance against deferred tax assets was increased by $25.2 million in fiscal 2003.

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

In years prior to fiscal 2004 a provision was not made for U.S. income taxes or foreign withholding taxes on undistributed earnings of foreign subsidiaries. In the fourth quarter of fiscal 2004, the Company was no longer able to permanently defer foreign earnings as a result of changes in financing arrangements. As a result, the Company recorded a liability for withholding taxes payable on future repatriation of historical foreign earnings as of April 30, 2005 and 2004, of $217,000 and a $1.7 million respectively. In June 2004 and February 2005, the Company repatriated $3.5 million and $1.3 million, respectively, from certain foreign subsidiaries and plans to continue to repatriate additional earnings in the future as a result of foreign asset collateral requirements and the amended credit agreements discussed in Note 9.

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

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table summarizes information about stock options outstanding at April 30, 2005:

Range of Exercise Prices	Number Outstanding at April 30, 2005	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at April 30, 2005	Weighted- Average Exercise Price
$2.00 – $7.99	306,890	7.56 years	$4.07	183,347	$4.01
$8.00 – $10.00	704,741	2.96 years	8.99	704,741	8.99
$10.01 – $12.25	1,022,915	4.74 years	10.82	1,018,915	10.82

Total:	2,034,546	4.62 years	$9.20	1,907,003	$9.49

The following table presents the stock option activity for the years ended April 30:

	2005		2004		2003
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding—beginning of year	2,089,412	$9.05	2,500,682	$9.26	3,262,185	$9.62
Granted during the year:	21,250	5.92	42,500	2.10	263,140	3.68
Exercised during the year:	(44,375)	2.55	—	—	(77,000)	5.38
Forfeited during the year:	(31,741)	8.05	(453,770)	9.53	(947,643)	9.27

Outstanding, end of year	2,034,546	$9.20	2,089,412	$9.05	2,500,682	$9.26
Exercisable, end of year	1,907,003	$9.49	1,875,299	$9.65	2,049,636	$9.87
Weighted Average fair value of options granted during each period:		$3.59		$1.26		$2.14

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The amended terms of the Rights are set forth in the Amendment No. 1 dated as of October 29, 2003 between Flow International Corporation and Mellon Investor Services LLC to the Amended and Restated Rights Agreement dated as of September 1, 1999 between Flow International Corporation and Mellon Investor Services LLC. The Amended and Restated Rights Agreement is otherwise unchanged.

Note 15—Commitments and Contingencies:

Lease Commitments

The Company rents certain facilities and equipment under agreements treated for financial reporting purposes as operating leases. The majority of leases currently in effect are renewable for periods of two to five years. Rent expense from continuing operations under these leases was approximately $2.4 million, $2.9 million, and $4.4 million for the years ended April 30, 2005, 2004 and 2003, respectively. Rent related to Discontinued Operations amounted to $1.7 million, $2.0 million and $1.7 million for the years ended April 30, 2005, 2004 and 2003, respectively.

Future minimum rents payable under operating leases for years ending April 30 are as follows:

Year Ending April 30,
2006	$3,716
2007	3,464
2008	2,814
2009	1,851
2010	1,773
Thereafter	4,096

$17,714

Amounts above include future minimum rents payable of $1,483,000, $1,115,000, $877,000, $146,000 and $71,000 for fiscal 2006, 2007, 2008, 2009 and 2010, respectively, related to the Company’s Discontinued Operations.

Product Liability

The Company has been subject to product liability claims primarily through a former subsidiary that was sold in September 1997. To minimize the financial impact of product liability risks and adverse judgments, product liability insurance has been purchased in amounts and under terms considered acceptable to management.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 16—Discontinued Operations:

The Company reported one of its subsidiaries as a discontinued operation as of April 30, 2003. This wholly owned subsidiary of the Company was involved in the decommissioning of oil wells. On May 16, 2003, the Company consummated the sale of the subsidiary’s assets, recording proceeds of $1.8 million and a gain on the sale (net of tax) of approximately $650,000. The Company retains no future interest in the subsidiary. The Company segregated this subsidiary’s assets as assets of discontinued operations on the April 30, 2003 Consolidated Balance Sheet and presented the subsidiary’s results of operations as discontinued operations, net of applicable taxes, on the Consolidated Statement of Operations for the three years ended April 30, 2005.

The operating results of these discontinued operations, for the each of three years ended April 30, 2005, are summarized below (in thousands):

	Year Ended April 30:
	2005	2004	2003
Net sales	$—	$—	$1,215
Loss before tax	—	(188)	(792)
Income tax benefit	—	64	269
Net loss	—	(124)	(523)

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amendment No. 2

During the second quarter of fiscal 2006, the Board of Directors approved the Company’s plan to sell certain of its non-core businesses as a result of the strategy to divest itself of operations that are not part of its core ultra-high-pressure water pump business. On September 30, 2005, the Company entered into an agreement to divest its General Press operations, which consist of the North America Press and the International Press segments, as well as the non-ultrahigh-pressure portion of the Food segment. The ultrahigh-pressure portion of the Food segment has been included in North America Waterjet on a go-forward basis. The disposed business, collectively hereafter referred to as the Avure Business, was acquired by Quintus Holdings, LLC, an affiliate of Gores Technology Group, LLC (“Gores”), a Los Angeles-based private equity firm. On October 31, 2005, the Company consummated the sale. The consideration included cash of $6 million (less a working capital adjustment of $951,000) which was received on November 1, 2005, and a promissory note of $8 million payable 90 days after closing at a simple interest rate of 10% per annum. In addition, the Company received a promissory note of $2 million payable at 3 years after closing at a simple interest rate of 6% per annum. The $2 million promissory note was reduced by 50% of the pension balance of the International Press segment as of October 31, 2005 or $687,500. The Company recorded a loss of $1.1 million, net of income taxes of $334,000, on the sale.

The Company has classified the financial results of its Avure Business as discontinued operations on the Consolidated Statement of Operations for the all periods presented.

Summarized financial information for the discontinued operations of the Avure Business is set forth below (dollars in thousands):

	Year Ended April 30,
	2005	2004	2003
Net sales	$46,399	$44,748	$22,282
Loss before income taxes	(8,292)	(673)	(23,871)
Income tax (provision) benefit	(731)	(459)	546
Net loss from discontinued operations	(9,023)	(1,132)	(23,325)

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17—Restructuring and Financial Consulting Charges:

Since May 2003, the Company has been executing a plan intended to return it to profitability through reductions in headcount, consolidation of facilities and operations, and closure or divestiture of selected operations.

The following table summarizes accrued restructuring activity for fiscal 2004 and 2005 (in thousands):

	North America Waterjet		Other International Waterjet			Other Waterjet	Discontinued Operations			Consolidated
	Facility Exit Costs	Other	Severance Benefits	Facility Exit Costs	Other	Severance Benefits	Severance Benefits	Facility Exit Costs	Other	Severance Benefits	Facility Exit Costs	Other	Total
Q1 restructuring charge	$–	$–	$248	$–	$–	$–	$–	$–	$–	$248	$–	$–	$248
Q1 cash payments	–	–	(128)	–	–	–	–	–	–	(128)	–	–	(128)

Balance, July 31, 2003	–	–	120	–	–	–	–	–	–	120	–	–	120
Q2 restructuring charge	–	113	(120)	105	302	–	201	191	65	81	296	480	857
Q2 cash payments	–	(113)	–	–	(47)	–	–	–	(65)	–	–	(225)	(225)
Q2 charge-offs	–	–	–	–	(255)	–	–	–	–	–	–	(255)	(255)

Balance, October 31, 2003	–	–	–	105	–	–	201	191	–	201	296	–	497
Q3 restructuring charge	407	109	–	85	484	89	–	–	61	89	492	654	1,235
Q3 cash payments	(270)	(99)	–	(14)	–	–	(121)	–	(61)	(121)	(284)	(160)	(565)
Q3 charge-offs	–	(10)	–	(85)	(484)	–	–	–	–	–	(85)	(494)	(579)

Balance, January 31, 2004	137	–	–	91	–	89	80	191	–	169	419	–	588
Q4 restructuring charge	15	376	–	255	–	–	234	–	36	234	270	412	916
Q4 cash payments	(13)	(90)	–	(13)	–	(89)	(70)	–	(36)	(159)	(26)	(126)	(311)
Q4 charge-offs	–	(286)	–	–	–	–	–	–	–	–	–	(286)	(286)

Balance, April 30, 2004	139	–	–	333	–	–	244	191	–	244	663	–	907
Q1 restructuring charge	–	–	–	–	–	–	–	–	–	–	–	–	–
Q1 cash payments	(9)	–	–	(4)	–	–	(68)	(3)	–	(68)	(16)	–	(84)

Balance, July 31, 2004	130	–	–	329	–	–	176	188	–	176	647	–	823
Q2 restructuring charge		–	–	–	–	–	–	–	–	–	–	–	–
Q2 cash payments	(9)	–	–	(4)	–	–	(64)	(3)	–	(64)	(16)	–	(80)

Balance, October 31, 2004	121	–	–	325	–	–	112	185	–	112	631	–	743
Q3 restructuring charge	–	–	–	–	–	–	120	119	–	120	119	–	239
Q3 cash payments	(9)	–	–	(10)	–	–	(56)	(42)	–	(56)	(61)	–	(117)

Balance, January 31, 2005	112	–	–	315	–	–	176	262	–	176	689	–	865
Q4 restructuring charge	–	–	–	–	–	–	–	–	–	–	–	–	–
Q4 cash payments	(9)	–	–	(31)	–	–	(89)	(20)	–	(89)	(60)	–	(149)

Balance, April 30, 2005	$103	$–	$–	$284	$–	$–	$87	$242	$–	$87	$629	$–	$716

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recorded net restructuring charges from continuing operations of $2.5 million during the year ended April 30, 2004. The Company evaluated the workforce and skill levels necessary to satisfy the expected future requirements of the business. As a result, the Company implemented plans to eliminate redundant positions and realign and modify certain roles based on skill assessments. The Company recorded net restructuring charges of $652,000 in employee severance related costs for approximately 48 individuals including $435,000 of severance costs related to Discontinued Operations. The fiscal 2004 reductions in the global workforce were made across manufacturing, engineering as well as general and administrative functions within the Company. The Company has also recorded $1,058,000 of facility exit costs for the year ended April 30, 2004 primarily as a result of consolidating its two Kent facilities into one facility and vacating the manufacturing warehouse portion of its Flow Europe facility. In addition, the Company scrapped obsolete parts, returned surplus parts to vendors or sold parts to third parties, which totaled $1,546,000 and is included as charge-offs above, in conjunction with the shutdown of its manufacturing operation in Europe and standardization of its product line.

During the year ended April 30, 2005, the Company closed its sales and marketing office for one of its Discontinued Operations and terminated two employees. In connection with this restructuring, the Company accrued lease termination costs, net of expected sublease income, of $119,000 which will be paid over two years and severance benefits of $120,000 which will be paid over the next six months. The Company completed its restructuring program by April 30, 2005.

The remaining accrued severance costs in Discontinued Operations of $87,000 as of April 30, 2005 will be paid over the next three months and the remaining accrued facility exit costs for all segments other than the Avure Business of $387,000, which consist of long-term lease commitments, net of expected sublease income, will be paid primarily over the next several years.

During the year ended April 30, 2005 and 2004, we incurred $.6 million and $1.5 million, respectively, of professional fees associated with the restructuring of our debt in July 2004 and July 2003, respectively. These costs were evaluated under EITF 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements”, and as they were either expenses related to potential senior debt financing with lenders that did not occur, or they related to expenses associated with our subordinated debt and did not result in increase in the facility, they were expensed.

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

The Company has identified four reportable segments. These segments, North America Waterjet, Asia Waterjet, Other International Waterjet and Other (together known as Waterjet), utilize the Company’s released pressure technology. The Waterjet operation includes cutting and cleaning operations, which are focused on providing total solutions for the aerospace, automotive, job shop, surface preparation and paper industries. Segment operating results are measured based on operating income (loss).

The Company previously had seven reportable segments. On October 31, 2005, the Company sold the three segments that comprise the Avure Business: North America Press, International Press and the non ultrahigh-pressure portion of Food. The ultrahigh-pressure portion of Food is not significant and is currently included in North America Waterjet. See Note 16 for additional information.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below presents information about the reported operating (loss) income and assets of the Company for the years ended April 30, 2005, 2004 and 2003.

	Waterjet				Eliminations**	Total
	North America Waterjet	Asia Waterjet	Other International Waterjet	Other
2005
External sales	$82,381	$25,505	$34,530	$30,550		$172,966

Operating (loss) income (restated)*	$1,939	$6,247	$552	$(307)	$(140)	$8,291

Goodwill (restated)*	$2,463	$301				$2,764

Total assets (restated)*	$84,088	$28,967	$19,812	$9,855	$(24,255)	$118,467

2004
External sales	$59,044	$20,502	$28,160	$25,155		$132,861

Operating (loss) income	$(4,871)	$5,299	$(2,908)	$335	$468	$(1,677)

Goodwill	$2,463	$301			$8,496	$11,260

Total assets (restated)*	$87,988	$27,587	$17,935	$12,265	$(16,503)	$129,272

2003
External sales	$53,995	$17,667	$23,279	$26,892		$121,833

Operating income (loss)	$(7,198)	$3,433	$(16,476)	$(8,503)	$1,087	$(27,657)

Goodwill	$2,463	$301			$7,973	$10,737

Total assets (restated)*	$107,448	$20,658	$30,190	$13,154	$(24,362)	$147,088

*	Contains restated balances as of April 30, 2005, 2004 and 2003 and for the year ended April 30, 2005.
**	Includes goodwill of the Avure Business of $8,496 and $7,973 as of April 30, 2004 and 2003, respectively and total assets of the Avure Business of $56,733, $62,293 and $64,617 as of April 30, 2005, 2004 and 2003, respectively.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below presents the Company’s operations and other financial information by geographical region:

	United States	Europe	Asia	Other Foreign	Adjustments & Eliminations	Consolidated
Fiscal 2005
Sales:
Customers(1)	$99,343	$30,707	$25,505	$17,411	$—	$172,966
Inter-area(2)	19,797	478	928	1,725	(22,928)	—

Total sales	$119,140	$31,185	$26,433	$19,136	$(22,928)	$172,966
Long-Lived Assets (restated)	$12,776	$13,426	$6,941	$658		$33,801
Fiscal 2004
Sales:
Customers(1)	$74,805	$24,550	$20,502	$13,004	$—	$132,861
Inter-area(2)	13,291	2,358	1,214	365	(17,228)	—

Total sales	$88,096	$26,908	$21,716	$13,369	$(17,228)	$132,861
Long-Lived Assets	$12,355	$24,276	$7,068	$761		$44,460
Fiscal 2003
Sales:
Customers(1)	$66,931	$21,563	$17,666	$15,673	$—	$121,833
Inter-area(2)	12,190	219	1,166	72	(13,647)	—

Total sales	$79,121	$21,782	$18,832	$15,745	$(13,647)	$121,833
Long-Lived Assets	$17,455	$25,094	$3,172	$999		$46,720

(1)	U.S. sales to unaffiliated customers in foreign countries were $6.7 million, $9.0 million, and $5.0 million in fiscal 2005, 2004, and 2003, respectively.
(2)	Inter-area sales to affiliates represent products that were transferred between geographic areas at negotiated prices, which are consistent with the terms sales to third parties, that is, at current market prices. These amounts have been eliminated in the consolidation.

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

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Flow Robotics Systems -

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

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 21—Selected Quarterly Financial Data (unaudited):

Fiscal 2005 Quarters	First	Second (restated)	Third (restated)	Fourth (restated)	Total (restated)
Sales	$38,299	$44,087	$41,750	$48,830	$172,966
Gross Margin	14,172	15,391	15,876	20,584	66,023

(Loss) Income from Continuing Operations	(2,671)	666	(2,208)	(7,961)	(12,174)
Net (Loss) Income	(2,340)	(338)	(3,501)	(15,018)	(21,197)

(Loss) Income Per Share:
Basic and Diluted
(Loss) Income from Continuing Operations *	(.17)	.04	(.14)	(.34)	(.69)
Net Loss *	(.15)	(.02)	(.22)	(.64)	(1.19)

Fiscal 2004 Quarters	First	Second	Third	Fourth (restated)	Total (restated)
Sales	$33,489	$33,041	$31,329	$35,002	$132,861
Gross Margin	12,718	12,093	11,613	13,634	50,058

Loss from Continuing Operations	(3,145)	(1,694)	(902)	(4,927)	(10,668)
Net Loss	(5,667)	(1,929)	(321)	(3,357)	(11,274)

Loss Per Share:
Basic and Diluted
Loss from Continuing Operations	(.20)	(.11)	(.06)	(.32)	(.69)
Net Loss	(.37)	(.13)	(.02)	(.21)	(.73)

* Quarters do not equal year due to equity offering in the fourth quarter of fiscal 2005.

See Note 2 for an explanation of the restatements. Certain quarters were not restated because the impact of the errors referred to in Note 2 was not significant.

FLOW INTERNATIONAL CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

	Balance at Beginning of Period	Additions		Deductions *	Balance at End of Period
Classification		Charged to Costs and Expenses	Charged to Other Accounts
Year Ended April 30:
Allowance for Doubtful Accounts
2005	$4,777	$584	$54	$(1,556)	$3,859
2004	5,019	1,366	(19)	(1,589)	4,777
2003	962	4,978	131	(1,052)	5,019
Provision for Slow-Moving and Obsolete Inventories
2005	$2,499	$1,053	$46	$(665)	$2,933
2004	4,336	975	—	(2,812)	2,499
2003	1,792	4,271	69	(1,796)	4,336

*	Write-offs of uncollectible accounts and disposal of obsolete inventory.

Classification	Balance at Beginning of Period	Net Change	Balance at End of Period
Year Ended April 30
Valuation Allowance on Deferred Tax Assets
2005	$23,927	$10,919	$34,846
2004	25,768	(1,841)	23,927
2003	615	25,153	25,768

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Material Weaknesses in Internal Control over Financial Reporting

In December 2004, in connection with the restatement of our fiscal 2004, 2003 and 2002 financial statements, and in November 2005 and in January 2006, in connection with our restatement of our fiscal 2005, 2004 and 2003 financial statements, our former independent registered public accounting firm reported to management and to the Audit Committee material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management agrees with and has responded to the Audit Committee with our plans to remediate the material weaknesses communicated by our former independent registered public accounting firm. Remediation of these material weaknesses is ongoing.

The material weaknesses in our internal control over financial reporting are as follows:

•	The Company did not maintain effective controls over the financial reporting process due to an insufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with its financial reporting requirements and the complexity of the Company’s operations and transactions. Specifically, the Company incorrectly applied generally accepted accounting principles for (i) the impairment of goodwill, (ii) the classification of deferred tax balances, (iii) the valuation of anti-dilution warrants, (iv) the accrual of costs on contracts and balance sheet presentation of accounts receivable and cash receipts relating to contracts accounted for using the percentage-of-completion method, (v) leases with rent escalation clauses, (vi) the recording of minority interest and (vii) the computation of the provision for income taxes, affecting receivables, deferred income taxes, prepaid expenses, goodwill, other accrued liabilities and taxes payable, other long-term liabilities, customer deposits, minority interest, capital in excess of par, accumulated deficit, cost of sales, general and administrative expenses, impairment charge, interest expense, other income, net and the provision for income taxes. This material weakness contributed to the material weakness discussed below.

•	The Company did not maintain effective controls to ensure there is adequate (i) analysis, documentation, reconciliation and review of accounting records, and supporting data, and (ii) monitoring and oversight of the work performed by accounting and financial reporting personnel to ensure the accuracy and completeness of the consolidated financial statements in accordance with generally accepted accounting principles. Specifically, the Company did not have effective controls designed and in place over the consolidation of the financial statements of subsidiaries and the computation of minority interest, the reconciliation of inter-company accounts, the valuation of anti-dilution warrants, the accrual of costs on contracts and balance sheet presentation of accounts receivable and cash receipts relating to contracts accounted for using the percentage-of-completion method, the classification of technical service expenses the accounting for performance based equity awards and the computation of income tax provisions, affecting receivables, prepaid expenses, other accrued liabilities, taxes payable, customer deposits, capital in excess of par, minority interest, accumulated deficit, cost of sales, marketing expense, research and engineering, general and administrative expense, interest expense, other income, net and the provision for income taxes.

These control deficiencies resulted in the restatement of the Company’s consolidated financial statements for the years ended April 30, 2005, 2004 and 2003, and certain quarters in those years and in the restatement of the condensed consolidated financial statements for the first and second quarters of fiscal 2006. Additionally, each of these control deficiencies could result in a material misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that each of the above control deficiencies represents a material weakness.

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

January 31, 2006

/S/ STEPHEN R. LIGHT
Stephen R. Light President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on this 31st day of January, 2006.

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