Form 10-Q/A
period 2005-07-31
FLOW INTERNATIONAL CORP
filed 2006-02-01
CIK 713002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(AMENDMENT NO. 1)

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

The number of shares outstanding of common stock, as of January 20, 2006 is 34,661,613 shares.

EXPLANATORY NOTE: As described in Note 2 to the Condensed Consolidated Financial Statements, Flow International Corporation has restated its previously filed Condensed Consolidated Financial Statements included in its Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2005, which was filed with the Securities and Exchange Commission on December 1, 2005. We previously identified errors in our Consolidated Financial Statements related to the impairment of goodwill, the valuation of anti-dilution warrants, additional costs incurred on percentage-of-completion contracts and the presentation of percentage-of-completion related balances on the Consolidated Balance Sheet, the computation of stock compensation expense, the allocation of the valuation allowance to deferred tax asset and liability balances, the recording of straight-line rent expense, and the classification of technical service expenses. We previously restated our Consolidated Balance Sheet as of April 30, 2005, included in our originally filed Form 10-Q for these errors. We also determined, as discussed in our original Form 10-Q, that there was an error in the Condensed Consolidated Statement of Cash Flows for the three months ended July 31, 2004. Specifically, we noted inconsistencies between our divisions in the balance sheet presentation of accounts receivable and cash receipts relating to contracts accounted for using the percentage-of-completion method. Therefore, we adjusted our financial statements to reflect a consistent presentation and comply with the provisions of SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The effect of this error on the amounts included in the determination of cash provided by operating activities on the Condensed Consolidated Statement of Cash Flows for the three months ended July 31, 2004, as previously shown in our Form 10-Q filed with the SEC on December 1, 2005, was to decrease the cash flow from changes in Receivables and to increase the cash flow from changes in Customer Deposits by $3.1 million. Total cash flows from operating, investing and financing activities were not impacted by the restatement.

We subsequently identified errors in our Consolidated Financial Statements related to the provision for income taxes and the recording of minority interest as described in Amendment No. 2 to our Form 10-K filed with the Securities and Exchange Commission on January 31, 2006. Our Condensed Consolidated Balance Sheet as of April 30, 2005 included in this Form 10-Q/A has been restated to correspond to the April 30, 2005 restated amounts included in the Amendment No. 2 to our Form 10-K. Also, as a result of these errors, Taxes Payable and Other Accrued Taxes in the Condensed Consolidated Balance Sheet as of July 31, 2005 were understated by $79,000, while Minority Interest was overstated by $833,000 and the Accumulated Deficit was overstated by $754,000.

The correction of these subsequently identified errors impacted our Consolidated Balance Sheets as of July 31, 2005 and April 30, 2005 and the Consolidated Financial Statements for certain periods prior to fiscal 2006. The Condensed Consolidated Statements of Operations for the three months ended July 31, 2005 and 2004 were not impacted.

On October 31, 2005, consistent with our strategy to divest operations that are not part of our core ultrahigh-pressure (“UHP”) water pump business, we sold our general press operations and the non UHP portion of our Food reportable segment (the “Avure Disposition”). Included in the Avure Disposition were our Avure Technologies, Incorporated, Flow International FPS AB, Avure Technologies AB subsidiaries, and our 51% interest in Flow Autoclave Systems, Inc (“Flow Autoclave”) (together, the “Avure Business”). We have reclassified our Condensed Consolidated Statement of Operations to reflect the disposition on October 31, 2005 of our Avure Business. Consequently, the Avure Business is shown as Discontinued Operations for all historical financial periods presented. We have elected not to reclassify our Condensed Consolidated Balance Sheet or Condensed Consolidated Statement of Cash Flows for this discontinued operation.

As reported in our original Item 4, we previously reported two material weaknesses in our internal controls. We have determined that these weaknesses contributed to the restatements referred to above and we have not yet completed their remediation. We have updated our disclosures in our Item 4 report included in this Form 10-Q/A to address this restatement.

Items in the Form 10-Q/A amended by this filing are:

Part	I: Financial Information

Item 1	Condensed Consolidated Financial Statements (Unaudited)

The Condensed Consolidated Financial Statements appearing on pages 5-8 and Notes 1, 2, 4, 5, 6, 7, 8, 9, 10, 11, 12, 13, 14 and 17 thereto

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pages 20-30

Item 4	Controls and Procedures

Part II:

Item 6	Exhibits

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Except as described above, all other information is unchanged and reflects the disclosures made at the time of the original filing on December 1, 2005 and this Form 10-Q/A does not otherwise reflect events occurring after the original filing or otherwise modify or update these disclosures. Accordingly, this Form 10-Q/A should be read in conjunction with our filings with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q.

FLOW INTERNATIONAL CORPORATION

FLOW INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; in thousands, except share amounts)

	July 31, 2005	April 30, 2005
	(restated)	(restated)
ASSETS:
Current Assets:
Cash and Cash Equivalents	$15,219	$12,976
Restricted Cash	2,527	469
Receivables, Net	28,047	38,325
Inventories, Net	26,034	24,218
Deferred Income Taxes	—	—
Prepaid Expenses	6,487	6,046
Other Current Assets	2,052	2,632

Total Current Assets	80,366	84,666
Property and Equipment, Net	12,227	12,634
Intangible Assets, Net	13,600	14,644
Goodwill	2,764	2,764
Deferred Income Taxes	1,527	1,532
Other Assets	2,028	2,227

	$112,512	$118,467

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Notes Payable	$3,841	$3,531
Current Portion of Long-Term Obligations	475	9,912
Accounts Payable	14,606	20,842
Accrued Payroll and Related Liabilities	7,265	8,819
Taxes Payable and Other Accrued Taxes	2,531	2,370
Deferred Income Taxes	839	609
Deferred Revenue	2,995	4,646
Customer Deposits	14,509	10,606
Warrant Obligation	7,374	6,696
Other Accrued Liabilities	11,513	10,481

Total Current Liabilities	65,948	78,512
Long-Term Obligations	13,301	5,704
Other Long-Term Liabilities	2,986	3,219

Total Liabilities	82,235	87,435

Commitments and Contingencies
Minority Interest	1,345	1,568

Shareholders’ Equity:
Series A 8% Convertible Preferred Stock – $.01 par value, 1,000,000 shares authorized, none issued	—	—
Common Stock—$.01 par value, 49,000,000 shares authorized, 34,592,148 shares outstanding at July 31, 2005 and 33,495,479 shares outstanding at April 30, 2005	346	335
Capital in Excess of Par	114,022	112,512
Accumulated Deficit	(79,805)	(79,827)
Accumulated Other Comprehensive Loss
Cumulative Translation Adjustment, net of income tax of $0	(5,194)	(3,506)
Unrealized Loss on Cash Flow Hedges, net of income tax of $170 and $19	(437)	(50)

Total Shareholders’ Equity	28,932	29,464

	$112,512	$118,467

See Accompanying Notes to

Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share data)

	Three Months Ended July 31,
	2005	2004
Revenues	$41,986	$38,299
Cost of Sales	24,053	24,127

Gross Margin	17,933	14,172

Expenses:
Sales and Marketing	7,576	6,236
Research and Engineering	1,878	1,622
General and Administrative	6,215	4,658
Restructuring	98	—
Financial Consulting	—	623

	15,767	13,139

Operating Income	2,166	1,033
Interest Expense, Net	(926)	(3,012)
Other Expense, Net	(1,785)	(94)

Loss Before Provision for Income Taxes	(545)	(2,073)
Provision for Income Taxes	(583)	(598)

Loss From Continuing Operations	(1,128)	$(2,671)
Income From Operations of Discontinued Operations, Net of Income Tax of $294 and $108	1,150	331

Net Income (Loss)	$22	$(2,340)

Income (Loss) Per Share—Basic and Diluted
Loss Per Share From Continuing Operations :	$(0.03)	$(0.17)

Income From Discontinued Operations :	$0.03	$0.02

Net Loss :	$0.00	$(0.15)

Weighted Average Shares Used in Computing Basic and Diluted Net Income (Loss) Per Share
Basic	34,299	15,686
Diluted	34,299	15,686

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

See Accompanying Notes to

Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

AND COMPREHENSIVE LOSS

(unaudited, in thousands)

	Common Stock		Capital In Excess of Par	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity (Deficit)
	Shares	Par Value
				(restated)		(restated)
Balances, April 30, 2004	15,510	$156	$54,686	$(58,630)	$(4,429)	$(8,217)
Components of Comprehensive Loss:
Net Loss				(2,340)		(2,340)
Unrealized Loss on Cash Flow Hedges, Net of Income Tax of $9					(24)	(24)
Cumulative Translation Adjustment, Net of Income Tax of $0					(161)	(161)

Total Comprehensive Loss						(2,525)

Issuance of Warrants			960			960
Stock Compensation	366	3	1,037			1,040

Balances, July 31, 2004	15,876	$159	$56,683	$(60,970)	$(4,614)	$(8,742)

Balances, April 30, 2005	33,495	$335	$112,512	$(79,827)	$(3,556)	$29,464
Components of Comprehensive Loss:
Net Income				22		22
Unrealized Loss on Cash Flow Hedges, Net of Income Tax of $155					(398)	(398)
Reclassification Adjustment for Settlement of Cash Flow Hedges, net of income tax of $4					11	11
Cumulative Translation Adjustment, Net of Income Tax of $0					(1,688)	(1,688)

Total Comprehensive Loss						(2,053)

Exercise of Warrants	908	9				9
Stock Compensation	189	2	1,510			1,512

Balances, July 31, 2005	34,592	$346	$114,022	$(79,805)	$(5,631)	$28,932

See Accompanying Notes to

Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended July 31, 2005

(unaudited)

1. Basis of Presentation

In the opinion of the management of Flow International Corporation (the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring items and accruals necessary to fairly present the financial position, results of operations and cash flows of the Company. These interim financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, and should be read in conjunction with the April 30, 2005 consolidated financial statements included in the Company’s Annual Report filed with the Securities and Exchange Commission on Form 10-K/A (Amendment No. 2) as filed with the SEC on January 31, 2006. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company’s financial statements. Actual results may differ from these estimates under different assumptions or conditions. Operating results for the three months ended July 31, 2005 may not be indicative of future results.

The Company has recast its Condensed Consolidated Statements of Operations to reflect the disposition on October 31, 2005 of its Avure Business. Consequently, the Avure Business is shown in Discontinued Operations for all historical financial periods presented.

2. Restatement

Prior to the filing of the original Form 10-Q for the fiscal quarter ended July 31, 2005 and as reported in the Company’s First Amended Annual Report on Form 10-K/A for the year ended April 30, 2005 filed with the SEC on November 23, 2005, the Company identified errors in the Consolidated Financial Statements related to the impairment of goodwill, the valuation of anti-dilution warrants, additional costs incurred on percentage-of- completion contracts and the presentation of percentage-of-completion related balances on the Consolidated Balance Sheet, the computation of stock compensation expense, the allocation of the valuation allowance to deferred tax asset and liability balances, the recording of straight-line rent expense, and the classification of technical service expenses. In its original Form 10-Q, the Company restated its Consolidated Balance Sheet as of April 30, 2005 as described in the Form 10-K/A Amendment No. 1.

The Company also previously determined that there was an error in the Condensed Consolidated Statement of Cash Flows for the three months ended July 31, 2004. Specifically, the Company noted inconsistencies between its divisions in the balance sheet presentation of accounts receivable and cash receipts relating to contracts accounted for using the percentage-of-completion method. The Company, therefore, adjusted its financial statements to reflect a consistent presentation and comply with the provisions of SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The effect of this error on these amounts included in the determination of cash provided by operating activities on the Consolidated Statement of Cash Flows for three months ended July 31, 2004 was to decrease the cash flow from changes in Receivables and to increase the cash flow from changes in Customer Deposits by $3.1 million. Total cash flows from operating, investing and financing activities were not impacted by the restatement.

Subsequent to the filing of the original Form 10-Q for the fiscal quarter ended July 31, 2005, and as reported in the Company’s Second Amended Annual Report on Form 10-K/A for the fiscal year ended April 30, 2005, which was filed with the Securities and Exchange Commission on January 31, 2006, the Company identified errors in the Consolidated Financial Statements related to the consolidated provision for income taxes and the recording of minority interest associated with Flow Autoclave.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended July 31, 2005

(unaudited)

The correction of these subsequently identified errors impacted the Company’s Consolidated Balance Sheets as of July 31, 2005 and April 30, 2005 and the Consolidated Financial Statements for certain periods prior to 2006. The Condensed Consolidated Statements of Operations for the three months ended July 31, 2005 and 2004 were not impacted.

The balances as of April 30, 2005 included in the Condensed Consolidated Balance Sheets reflect the restated amounts for the restatements described above as reported in the Company’s Form 10-K/A Amendment No. 2 filed with the Securities and Exchange Commission on January 31, 2006. The Company has adjusted its Condensed Consolidated Balance Sheet at July 31, 2005 to reflect the cumulative effect of these errors as follows:

	As of July 31, 2005
	As previously reported	Restated
	(in thousands)
Summary of Balance Sheet Data
Taxes Payable and Other Accrued Taxes	$2,452	$2,531
Total Current Liabilities	65,869	65,948
Total Liabilities	82,156	82,235
Minority Interest	2,178	1,345
Accumulated Deficit	80,559	79,805
Total Shareholders’ Equity	28,178	28,932

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

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended July 31, 2005

(unaudited)

The following table summarizes accrued restructuring activity (in thousands):

	North America Waterjet	Other International Waterjet	Other Waterjet		Discontinued Operations		Consolidated
	Facility Exit Costs	Facility Exit Costs	Severance Benefits	Other	Severance Benefits	Facility Exit Costs	Severance Benefits	Facility Exit Costs	Other	Total
Balance, April 30, 2004	139	333	—	—	244	191	244	663	—	907
Q1 restructuring charge	—	—	—	—	—	—	—	—	—	—
Q1 cash payments	(9)	(4)	—	—	(68)	(3)	(68)	(16)	—	(84)

Balance, July 31, 2004	130	329	—	—	176	188	176	647	—	823
Q2 restructuring charge	—	—	—	—	—	—	—	—	—	—
Q2 cash payments	(9)	(4)	—	—	(64)	(3)	(64)	(16)	—	(80)

Balance, October 31, 2004	121	325	—	—	112	185	112	631	—	743
Q3 restructuring charge		—	—	—	120	119	120	119	—	239
Q3 cash payments	(9)	(10)	—	—	(56)	(42)	(56)	(61)	—	(117)

Balance, January 31, 2005	112	315	—	—	176	262	176	689	—	865
Q4 restructuring charge		—	—	—	—	—	—	—	—	—
Q4 cash payments	(9)	(31)	—	—	(89)	(20)	(89)	(60)	—	(149)

Balance, April 30, 2005	103	284	—	—	87	242	87	629	—	716
Q1 restructuring charge	—	—	74	24	—	—	74	—	24	98
Q1 cash payments	(9)	(30)	(74)	—	(83)	(20)	(157)	(59)	—	(216)
Q1 charge-offs	—	—	—	(24)	—	—	—	—	(24)	(24)

Balance, July 31, 2005	$94	$254	$—	$—	$4	$222	$4	$570	$—	$574

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

The remaining accrued severance costs in the Discontinued Operations of $4,000 as of July 31, 2005 will be paid over the next quarter while the remaining accrued facility exit costs for all segments other than the Avure Business of $348,000, which consist of long-term lease commitments, net of expected sublease income, will be paid primarily over the next several years.

5. Discontinued Operations

During the second quarter of fiscal 2006, the Board of Directors approved the Company’s plan to sell certain of its non-core businesses as a result of the strategy to divest itself of operations that are not part of its core ultra-high-pressure water pump business. On September 30, 2005, the Company entered into an agreement to divest its General Press operations, which consist of the North America Press and the International Press segments, as well as the non-ultrahigh-pressure portion of the Food segment. The ultrahigh-pressure portion of the Food segment will be shown in North America Waterjet on a go-forward basis. The sale of the business, collectively hereafter referred to as the Avure Business, was consummated on October 31, 2005. The consideration included cash of $6 million (less a working capital adjustment of $951,000), which was received on November 1, 2005, and a promissory note of $8 million payable 90 days after closing at a simple interest rate of 10% per annum. The Company recorded a loss of $1.1 million on an after tax basis.

The Company has classified the financial results of its Avure Business as discontinued operations on the Condensed Consolidated Statement of Operations for all periods presented. The Condensed Consolidated Balance Sheets as of July 31, 2005 and April 30, 2005 and the Condensed Consolidated Statements of Cash Flows for the three months ended July 31, 2005 and 2004 do not reflect discontinued operations treatment for the Avure Business as the Company has elected not to reclassify its balance sheets or cash flows for this discontinued operation.

Summarized financial information for the discontinued operations of the Avure Business is set forth below (dollars in thousands):

	Three Months Ended July 31,
	2005	2004
Net sales	$7,743	$10,683
Income before income taxes	1,444	439
Income tax provision	(294)	(108)
Net income from discontinued operations	1,150	331

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

For the Three Months Ended July 31, 2005

(unaudited)

shares outstanding including the potentially dilutive impact of stock options and warrants, where appropriate. Potential common share equivalents of stock options and warrants are computed by the treasury stock method and are included in the denominator for computation of earnings per share if such equivalents are dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share for the three months ended July 31, 2005 and 2004 (dollars in thousands):

	Three Months Ended July 31,
	2005	2004
Numerator:
Loss from continuing operations	$(1,128)	$(2,671)

Denominator:
Denominator for basic loss per share—weighted average shares	34,299	15,686
Dilutive potential common shares from employee stock options	—	—
Dilutive potential common shares from warrants	—	—

Denominator for diluted loss per share—weighted average shares and assumed conversions	34,299	15,686

Basic and diluted loss per share from continuing operations	$(0.03)	$(0.17)

The effect of all 1,962,380 and 2,087,579 stock options and 2,309,000 and 1,160,000 warrants at July 31, 2005 and 2004 have been excluded from the diluted weighted average share denominator for the three months ended July 31, 2005 and 2004, respectively, as their effect would be anti-dilutive.

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

For the Three Months Ended July 31, 2005

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

	Three Months Ended July 31,
	2005	2004
	(in thousands, except per share data)
Net income (loss), as reported	$22	$(2,340)
Add: Employee stock-based compensation under APB 25 included in net loss, net of related tax effects	712	309
Deduct: Total employee stock-based compensation expense determined under fair value based method for all awards, net of tax related effects	(731)	(334)

Pro forma net income (loss)	$3	$(2,365)

Net income (loss) per share—basic and diluted:
As reported	$.00	$(.15)
Pro forma	$.00	$(.15)

To determine compensation expense under FAS 123, the Company used the following assumptions:

	Fiscal 2006	Fiscal 2005
Risk-free interest rates	4.01%	4.34%
Expected lives	Five years	Six years
Expected dividend yields	0%	0%
Expected volatility	62.8%	62.0%

During the three months ended July 31, 2005 and 2004, the Company recorded total employee non-cash compensation expense of $712,000 and $309,000, respectively, related to various compensatory arrangements which provide common stock or restricted stock units, rather than options, to the Board of Directors and executive management.

The table below presents the expense components related to the various common stock arrangements for the three months ended July 31, 2005 and 2004. Please refer to the Company’s Second Amended Annual Report on Form 10-K/A for a further discussion of compensatory arrangements.

	Three Months Ended July 31,
	2005	2004
	(in thousands)
Accrual for annual compensatory stock award to Board members	$60	$60
Executive employment and retention contracts	652	249

Employee and Director Total	712	309
Stock granted in consideration of third party services rendered	—	50

	$712	$359

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended July 31, 2005

(unaudited)

7. Segment Information

The Company has determined that its operating segments are those based upon the manner in which internal financial information is produced and evaluated by the chief decision maker (the Company’s Chief Executive Officer).

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

The Company previously had seven reportable segments. On October 31, 2005, the Company sold the three segments that comprise the Avure Business: North America Press, International Press and the non ultrahigh-pressure portion of Food. The ultrahigh-pressure portion of Food is not significant and is currently included in North America Waterjet. See Note 5 for additional information.

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies included in the Amendment No. 2 to the Company’s April 30, 2005 Amended Annual Report filed with the Securities and Exchange Commission on Form 10-K.

A summary of operations by reportable segment is as follows:

	Three Months Ended July 31,
	2005	2004
	(in thousands)
Sales
North America Waterjet	$22,927	$15,900
Asia Waterjet	5,768	6,351
Other International Waterjet	8,453	7,136
Other*	4,838	8,912

	$41,986	$38,299

Operating Income (Loss)
North America Waterjet	$427	$(446)
Asia Waterjet	1,345	1,664
Other International Waterjet	283	(397)
Other*	71	101
Eliminations	40	111

	$2,166	$1,033

*	The Other segment is comprised of divisions which do not make primary use of the Company’s ultrahigh-pressure water pump technology. These divisions provide automation and robotic system solutions to the automotive market.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended July 31, 2005

(unaudited)

8. Restricted Cash

The Company maintains amounts which are restricted in a separate bank account to provide customer performance guarantees as well as vendor guarantees. At July 31, 2005 and April 30, 2005, the Company had $2,581,000 and $526,000 of cash pledged on such guarantees of which $2,527,000 and $469,000 have restrictions which will lift within the next twelve months, respectively, and of which $1,500,000 and $0, respectively, relate to the Avure Business. The remaining restricted cash balances have been reported in Other Assets on the Condensed Consolidated Balance Sheets.

9. Receivables

Receivables consist of the following:

	July 31, 2005	April 30, 2005
		(restated)
	(in thousands)
Trade Accounts Receivable	$29,041	$37,157
Unbilled Revenues	2,691	5,027

	31,732	42,184
Less Allowance for Doubtful Accounts	(3,685)	(3,859)

	$28,047	$38,325

Receivables from Discontinued Operations amounted to $4,720,000 and $11,831,000 as of July 31, 2005 and April 30, 2005, respectively.

10. Inventories

Inventories consist of the following:

	July 31, 2005	April 30, 2005
	(in thousands)
Raw Materials and Parts	$14,277	$15,500
Work in Process	7,950	4,799
Finished Goods	6,623	6,852

	28,850	27,151
Less Provision for Slow-Moving and Obsolete Inventories	(2,816)	(2,933)

	$26,034	$24,218

Inventories of Discontinuued Operations amounted to $8,156,000 and $6,150,000 as of July 31, 2005 and April 30, 2005, respectively

11. Income Taxes

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

For the Three Months Ended July 31, 2005

(unaudited)

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

In fiscal 2004, the Company determined it was no longer able to permanently defer foreign earnings and recorded a $1.7 million liability for withholding taxes payable on future repatriation of foreign earnings. The Company has continued to record liabilities for withholding taxes on earnings of these foreign operations. During the three months ended July 31, 2005, the Company repatriated $1.4 million from certain foreign subsidiaries and plans to continue to repatriate additional earnings in the future.

12. Notes Payable and Long-Term Obligations

	July 31, 2005	April 30, 2005
	(in thousands)
Long Term Obligations:
Senior Credit Agreement	$7,986	$9,695
Term Loans Payable	5,790	5,921

	13,776	15,616
Less Current Portion	(475)	(9,912)

	$13,301	$5,704

Notes Payable	$3,841	$3,531

Included in Notes Payables as of July 31 2005 and April 30, 2005 are respective balances of $2,777,000 and $2,450,000 related to the Company’s Discontinued Operations.

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

For the Three Months Ended July 31, 2005

(unaudited)

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

The Company’s Avure Business has a credit facility in Sweden totaling 25 million Swedish Krona (US$3.2 million at July 31, 2005), which is collateralized by trade receivable and inventories of the Company’s Swedish subsidiary and which bears interest at the Swedish prime rate plus 0.75% (or 3.4% at July 31, 2005). At July 31, 2005, the balance outstanding amounts to US$2.8 million and is included in Notes Payable. The line expires annually on December 31 and is renewable in yearly increments at the bank’s option.

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

Warranty accruals related to Discontinued Operations amounted to $326,000 and $286,000 as of July 31, 2005 and April 30, 2005, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended July 31, 2005

(unaudited)

The following table shows the amount of net realized and unrealized foreign exchange gains (losses) included in Other Income (Expense), net, in the accompanying Consolidated Statements of Operations:

	Three Months Ended July 31,
	2005	2004
	(in thousands)
Realized Foreign Exchange Gains, Net	$17	$613
Unrealized Foreign Exchange Gains (Losses), Net	(1,089)	(676)

	$(1,072)	$(63)

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

For the Three Months Ended July 31, 2005

(unaudited)

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

For the Three Months Ended July 31, 2005

(unaudited)

17. Subsequent Events

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

On October 31, 2005, the Company completed the sale of the Avure Business. See Note 5 for additional information.

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT:

Statements made in this quarterly report on Form 10-Q/A that are not historical facts are forward-looking statements that involve risks and uncertainties. Forward-looking statements typically are identified by the use of such terms as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “plan,” “potential,” “continue” or similar words, although some forward-looking statements are expressed differently. We caution investors that forward-looking statements are only predictions based on our current expectations about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements. You should be aware that our actual results could differ materially from those contained in any forward-looking statement due to a number of factors, which include, but are not limited to the following: the special risk factors and uncertainties set forth below; our belief that the financial covenants in our credit facilities are achievable based on current financial forecasts; our belief that the existing cash and credit facilities at July 31, 2005 are adequate to fund our operations through April 30, 2006 and that if the Company fails to achieve its planned revenues, costs and working capital objectives, management has the ability to curtail capital expenditures and reduce costs to levels that will be sufficient to enable the Company to meet its cash requirements and debt covenants through April 30, 2006; the belief that timing issues associated with payment of accounts receivable will not impact our short term liquidity requirements; our expectations that the benefits from our restructuring activities should continue for the remainder of fiscal 2006 and that these changes should help us to achieve our forecasts; that our ability to curtail capital expenditures, control costs and expenses; that our waterjets are experiencing growing acceptance in the marketplace for their flexibility and superior machine performance; that future consumables sales should be positively impacted by the increased number of operating systems and by sales of the Company’s proprietary productivity enhancing kits, as well as the enhanced flexibility of parts purchased via the Internet at Flowparts.com; relations with and performance of suppliers; our ability to successfully develop and sell products in the competitive markets that we serve; access to capital; maintaining satisfactory relationships with our lending partners; political and trade relations; the overall level of consumer spending on capital equipment; global economic conditions and additional threatened terrorist attacks and responses thereto, including war; the belief that Omax’s claims are without merit; our intent to contest Omax’s allegations; the estimated cost of contesting the Omax suit. Additional information on these and other factors that could affect our financial results is set forth below and in our Amendment No. 2 to Form 10-K for the year ended April 30, 2005. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments, except as required by federal securities laws.

All references to fiscal years are references to our fiscal year end of April 30.

As described in the Explanatory Note above and in Note 2 to the Condensed Consolidated Financial Statements, we have restated our Condensed Consolidated Financial Statements included in this Form 10-Q/A. In addition, we have recast our Condensed Consolidated Statements of Operations to reflect the disposition on October 31, 2005 of the Avure Business. Consequently, the Avure Business is shown in Discontinued Operations for all historical financial periods presented. Amounts in this section have been updated to reflect these restatements and recasting.

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

Our losses from continuing operations for the three months ended July 31, 2005 and each of the fiscal years ended April 30, 2005, 2004 and 2003 were $1.1 million, $12.2 million, $10.7 million and $44 million, respectively. We believe our recently completed restructuring and related cost-cutting initiatives will reduce overall spending. However, if we are unable to contain expenses or if our restructuring efforts fail to adequately reduce costs, or if our sales are less than we project, we will continue to incur losses in future periods. Economic weakness in our served markets may adversely affect our ability to meet our sales projections.

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

If our Form S-1 registration statement which contains fiscal 2005 results, does not become effective by March 10, 2006 or becomes ineffective for more than 40 days, after having gone effective, we may be subject to significant financial penalties.

Under terms of the Registration Rights Agreement entered into on March 20, 2005, as part of a Private Investment in Public Equity transaction (“PIPE Transaction”), we were required to have the Form S-1, which registers the shares sold in the PIPE Transaction and the related warrants, become effective no later that September 17, 2005. We have amended the Registration Rights Agreement to grant an extension until March 10, 2006 for the effective date of the registration of the shares and warrants issued in the PIPE Transaction. In addition, the registration statement cannot become ineffective for more than 40 days (not necessarily consecutive). If either of these events occur, then we will be subject to a cash penalty of up to $650,000 per month for each month the registration statement is not effective. Certain factors that could cause the registration statement to become or remain ineffective are not within our control.

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

In December 2004, in connection with the restatement of our fiscal 2004, 2003 and 2002 financial statements, and in November 2005 and January 2006, in connection with the restatement of our fiscal 2005, and 2004 and 2003 financial statements, our former independent registered public accounting firm reported to management and to the Audit Committee material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management agrees with and has responded to the Audit Committee with our plans to remediate the material weaknesses communicated by our former independent registered public accounting firm. Remediation of these material weaknesses is ongoing.

The material weaknesses in our internal control over financial reporting are as follows:

•	The Company did not maintain effective controls over the financial reporting process due to an insufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with its financial reporting requirements and the complexity of the Company’s operations and transactions. Specifically, the Company incorrectly applied generally accepted accounting principles for (i) the impairment of goodwill, (ii) the classification of deferred tax balances, (iii) the valuation of anti-dilution warrants, (iv) the accrual of costs on contracts and balance sheet presentation of accounts receivable and cash receipts relating to contracts accounted for using the percentage-of-completion method, (v) leases with rent escalation clauses, (vi) the recording of minority interest, and (vii) the computation of the provision for income taxes, affecting receivables, deferred income taxes, prepaid expenses, goodwill, other accrued liabilities, other long-term liabilities and taxes payable, customer deposits, minority interest, capital in excess of par, accumulated deficit, cost of sales, general and administrative expenses, impairment charge, interest expense and other income, net and the provision for income taxes. This material weakness contributed to the material weakness discussed below.

•	The Company did not maintain effective controls to ensure there is adequate (i) analysis, documentation, reconciliation and review of accounting records, and supporting data, and (ii) monitoring and oversight of the work performed by accounting and financial reporting personnel to ensure the accuracy and completeness of the consolidated financial statements in accordance with generally accepted accounting principles. Specifically, the Company did not have effective controls designed and in place over the consolidation of the financial statements of subsidiaries and the computation of minority interest, the reconciliation of inter-company accounts, the valuation of anti-dilution warrants, the accrual of costs on contracts and balance sheet presentation of accounts receivable and cash receipts relating to contracts accounted for using the percentage-of-completion method, the classification of technical service expenses, the accounting for performance based equity awards and the computation of income tax provisions, affecting receivables, prepaid expenses, other accrued liabilities, taxes payable, customer deposits, capital in excess of par, minority interest, accumulated deficit, cost of sales, marketing expense, research and engineering, general and administrative expense, interest expense, other income, net, and the provision for income taxes.

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

A significant portion of our sales take place outside of the United States, and we transact business in various foreign currencies, primarily the Canadian dollar, the Eurodollar, the Japanese yen, and the New Taiwan dollar. In addition, our foreign divisions may have customer receivables and vendor obligations in currencies other than their local currency which exposes us to near-term and longer term currency fluctuation risks. The assets and liabilities of our foreign operations, with functional currencies other than the U.S. dollar, are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. Based on our results for the quarter ended July 31, 2005 for our foreign subsidiaries, and based on the net position of foreign assets less liabilities, a near-term 10% appreciation or depreciation of the U.S. dollar in all currencies we operate could impact operating income on an annualized basis by $324,000 and other income (expense) by $2.6 million. Our financial position and cash flows could be similarly impacted.

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

Under terms of the PIPE Transaction, we were required to file an initial Form S-1 registration of the shares issued and issuable in the PIPE Transaction on or before May 20, 2005 (which we did) and were required to cause the Form S-1 to become effective on or before September 17, 2005. We have amended the Registration Rights Agreement to grant us an extension until March 10, 2006 for the effective date of the registration of the shares and warrants issued in the PIPE Transaction. We are subject to liquidated damages of $650,000 per month, if we fail to meet the March 10, 2006 deadline. Because the market price of the common stock was greater than $3.70, we issued approximately 304,000 anti-dilution warrants to current warrant holders prior to the

PIPE Transaction which have a Black-Scholes value of approximately $1.7 million. Approximately $1.5 million of this amount relates to warrants issued under subordinated debt agreements and $0.2 million relates to warrants issued under senior debt agreements. Proceeds of the PIPE were used to pay down existing debt, including all of the subordinated debt.

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

Contractual Obligations

During the quarter ended July 31, 2005, there were no material changes outside the ordinary course of business in our contractual obligations and minimum commercial commitments as reported in the Amendment No. 2 to our Annual Report on Form 10-K for the year ended April 30, 2005.

Critical Accounting Policies and Judgments and New Accounting Pronouncements

There are no material changes in our critical accounting policies as disclosed in Amendment No. 2 to our Annual Report on Form 10-K for the year ended April 30, 2005. New accounting pronouncements are disclosed in Note 16 to the Condensed Consolidated Financial Statements.

Results of Operations

Our ultrahigh-pressure (“UHP”) business which we call Waterjet, is comprised of the following segments: North America Waterjet, Asia Waterjet, Other International Waterjet and Other. All operations and financial data in athe following pages has been recast to give effect to the sale of the Avure Business and reflects the results of the Avure Business as discontinued operations for all periods presented.

Sales Summary:

Dollars in thousands

	Three months ended July 31,
	2005	2004	% Change
Operational breakdown:
Waterjet:
Systems	$28,721	$25,900	11%
Consumable parts and services	13,265	12,399	7%

Total	41,986	38,299	10%

Geographic breakdown:
United States	$24,500	$20,518	19%
Rest of Americas	4,181	4,895	(15)%
Europe	7,537	6,535	15%
Asia	5,768	6,351	(9)%

	$41,986	$38,299	10%

Three Months Ended July 31, 2005 Compared to Three Months Ended July 31, 2004

(Tabular amounts in thousands)

Sales.

Our sales by segment for the periods noted below is summarized as follows:

	Three Months Ended July 31,
	2005	2004	Difference	%
Sales
Waterjet:
North America	$22,927	$15,900	$7,027	44%
Asia	5,768	6,351	(583)	(9)%
Other International	8,453	7,136	1,317	18%
Other	4,838	8,912	(4,074)	(46)%

Waterjet Total	$41,986	$38,299	$3,687	10%

Our Waterjet business operation includes cutting and cleaning operations, which are focused on providing total solutions for the aerospace, automotive, job shop, surface preparation (cleaning) and paper industries. It is comprised of four reporting segments: North America Waterjet, Asia Waterjet, Other International Waterjet and Other. The North America, Asia and Other International Waterjet segments primarily represent sales of our standard cutting and cleaning systems throughout the world, as well as sales of our custom designed systems into the Aerospace industry. The ‘Other’ segment represents sales of our automation and robotic waterjet cutting sells which are sold primarily into the North American automotive industry. For the three months ended July 31, 2005, total Waterjet sales of $42.0 million increased $3.7 million or 10% as compared to the prior year same period. $7.0 million of increase was recognized in our North America Waterjet segment. Last year we believed the market awareness of waterjet technology was low and addressed this through an increase in marketing and tradeshow activity, including attendance at the bi-annual International Manufacturing Technology Show in early September 2004, as well as increasing the number of domestic waterjet cutting direct sales staff from 10 to 15, adding of two machine tool distributors and increasing domestic technical services staff from 12 to 24 persons. The growth in revenue in North America is a result of an increase in unit sales stemming from our increased sales and marketing activity. There were no significant price increases year over year; however, a price increase of 4%

on selected systems was instituted on February 1, 2005. Aerospace sales, which are also included in the North America segment, were $2.1 million for the three months ended July 31, 2005, up $1.7 million from the prior year same period from work completed on aerospace contracts awarded in fiscal 2005. Growth in the Other International Waterjet segment represents primarily sales into Europe and South America. Revenues from our European operations have improved by $1.0 million for the three months ended July 31, 2005 to $7.5 million. Market specific pricing including some price reductions, standardization of system offerings, improved delivery and a recovering European marketplace have helped to increase our European sales. Sales into South America of $0.9 million for the three months ended July 31, 2005 improved $0.3 million over the respective prior year periods. We typically sell our products at higher prices outside the U.S. due to the costs of servicing these markets. As much of our product is manufactured in the U.S., the weakness of the U.S. dollar also has helped strengthen our foreign revenues.

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

Cost of Sales and Gross Margins. Our gross margin by segment for the periods noted below is summarized as follows:

	Three Months Ended July 31,
	2005	2004	Difference	%
Gross Margin
Waterjet:
North America	$10,987	$7,970	$3,017	39%
Asia	2,810	2,855	(45)	(2)%
Other International	3, 261	2,380	881	37%
Other	875	967	(92)	(10)%

Waterjet Total	17,933	14,172	3,761	27%

Our gross margin as a percent of sales by segment for the periods noted below is summarized as follows:

	Three Months Ended July 31,
	2005	2004
Gross Margin Percentage
Waterjet:
North America	48%	50%
Asia	49%	45%
Other International	39%	33%
Other	18%	11%
Waterjet Total	43%	37%

Gross margin for the three months ended July 31, 2005 amounted to $17.9 million or 43% of sales, as compared to gross margin of $14.2 million or 37% of sales in the prior year same period. Generally, comparison of gross margin rates will vary period over period depending on the mix of sales, which includes special system, standard system and consumables sales. Gross margin rates on our systems sales are typically less than 45% as opposed to consumables sales which are in excess of 50%. On average, standard systems which are included in the North America, Asia and Other International Waterjet segments carry higher margins than the custom engineered systems, which are represented by the Other Waterjet segment. In addition, gross margin as a percent of sales will vary amongst segments due to inter-company sales and the related inter-company transfer pricing.

For the first quarter of fiscal 2006, we experienced increased margin dollars in three of the four waterjet segments, and margin percentages improved over the prior year first quarter except in the North America Waterjet segment, where the margin percentage decreased from 50% in the prior year to 48%. The reduction in margin percentage is driven by the change in mix of systems and consumables toward more systems in the three months ended July 31, 2005 of 70% versus 61% for the three months ended July 31, 2004.

Marketing Expenses. Our marketing expenses by segment for the periods noted below are summarized as follows:

	Three Months Ended July 31,
	2005	2004	Difference	%
Marketing
Waterjet:
North America	$4,026	$3,006	$1,020	34%
Asia	961	841	120	14%
Other International	2,264	1,972	292	15%
Other	325	417	(92)	(22)%

Waterjet Total	7,576	6,236	1,340	22%

Marketing expenses increased $1.3 million or 22% to $7.6 million for the three months ended July 31, 2005, as compared to the prior year same period. The majority of this increase in the first quarter of fiscal 2006 was recorded in the North America Waterjet segment, which amounted to $1.0 million. This is due to increased expenses such as commissions on higher sales, as well as increased marketing and advertising costs directed at increasing waterjet technology awareness. The increase in Other International Waterjet is commensurate with the percentage increase in sales, while the entities in our Other segment were able to hold dollar costs constant. Expressed as a percentage of revenue, consolidated marketing expenses were 18% for the three months ended July 31, 2005. This compares to 16% of sales for the prior year same period.

Research and Engineering Expenses. Our research and engineering expenses by segment for the periods noted below are summarized as follows:

	Three Months Ended July 31,
	2005	2004	Difference	%
Research and Engineering
Waterjet:
North America	$1,614	$1,318	$296	22%
Asia	106	78	28	36%
Other International	139	170	(31)	(18)%
Other	19	56	(37)	(66)%

Waterjet Total	1,878	1,622	256	17%

Research and engineering expenses increased $256,000 or 17% for the three months ended July 31, 2005, as compared to the prior year same period. A $296,000 increase was recorded in the North America Waterjet segment and is attributable to the addition of key engineering personnel related to our core UHP technology. Expressed as a percentage of revenue, research and engineering expenses were 4% for both the three months ended July 31, 2005 and 2004.

General and Administrative Expenses. Our general and administrative expenses by segment for the periods noted below are summarized as follows:

	Three Months Ended July 31,
	2005	2004	Difference	%
General and Administrative
Waterjet:
North America	$4,880	$3,358	$1,522	46%
Asia	398	272	126	46%
Other International	575	635	(60)	(9)%
Other	362	393	(31)	(8)%

Waterjet Total	6,215	4,658	1,557	33%

General and administrative expenses increased $1.6 million or 33% for the three months ended July 31, 2005, as compared to the prior year same period. The first quarter of fiscal 2006 increase was experienced primarily in the North America Waterjet segment which includes all of our corporate overhead costs. These costs were driven higher by patent litigation costs and public company-related costs such as Sarbanes-Oxley consulting fees and Board fees of $571,000. Expressed as a percentage of revenue, consolidated general and administrative expenses were 15% for the three months ended July 31, 2005, as compared to 12% for the three months ended July 31, 2004.

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

NM = Not Meaningful

Our operating income for the three months ended July 31, 2005 was $2.2 million versus a $1.0 million in the prior year period. The reasons for the changes in operating profit or loss by segment have been described in the paragraphs above addressing changes in sales, gross margin and operating expenses.

Interest and Other Expense, net. Current interest expense, net decreased to $926,000 for the three months ended July 31, 2005. This net amount includes $39,000 of interest income for the three months ended July 31, 2005. This decrease results from lower interest rates and lower average debt balance outstanding with the paydown of the subordinated debt in April 2005. During the three months ended July 31, 2005, we recorded Other Expense, net of $1.8 million compared to Other Expense, net of $94,000 in the prior year three month period. This increase is the result of changes in realized and unrealized foreign exchange gains and losses as described in the table below, partially offset by the $678,000 expense associated with the warrants used in the previously described PIPE transaction. The terms of these warrants require them to be marked-to-market at each reporting period with corresponding gains and losses reported on the Consolidated Statement of Operations.

The following table shows the detail of Other Expense, net, in the accompanying Consolidated Statements of Operations:

	Three Months Ended July 31,
	2005	2004
Realized Foreign Exchange Gains, Net	$17	$613
Unrealized Foreign Exchange Gains (Losses), Net	(1,089)	(676)
Fair Value Adjustment on Warrants Issued	(678)	—
Other	(35)	(31)

	$(1,785)	$(94)

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

Discontinued Operations, Net of Tax. In October 2005, we sold our Avure Business and have recast our financial statements to reflect the Avure Business as discontinued operations for all historical periods presented. For the quarter ended July 31, 2005, income from discontinued operations was $1,150,000 compared to $331,000 for the quarter ended July 31, 2004. This increase was primarily due to a foreign exchange gain recognized during the first quarter of fiscal 2005 compared to a loss in the same period of fiscal 2004.

Net Income (Loss). Our consolidated net income in the three months ended July 31, 2005 amounted to $22,000, or $.00 per basic and diluted income per share as compared to a net loss of $2.3 million, or $.15 basic and diluted loss per share in the prior year same period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk during the three months ended July 31, 2005. For additional information, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations as presented in the Amendment No. 2 to our Annual Report on Form 10-K for the year ended April 30, 2005, as filed with the SEC.

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

The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures performed pursuant to Rule 13a-15 under the Exchange Act. Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, as of July 31, 2005, the Company’s disclosure controls and procedures were not effective because of the material weaknesses discussed below. Notwithstanding the existence of the material weaknesses described below, management has concluded that the consolidated financial statements in this Form 10-Q/A fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.

Material Weaknesses in Internal Control over Financial Reporting

In December 2004, in connection with the restatement of our fiscal 2004, 2003 and 2002 financial statements, and in November 2005 and January 2006, in connection with our restatement of our fiscal 2005, 2004 and 2003 financial statements, our former independent registered public accounting firm reported to management and to the Audit Committee material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management agrees with and has responded to the Audit Committee with our plans to remediate the material weaknesses communicated by our former independent registered public accounting firm. Remediation of these material weaknesses is ongoing.

The material weaknesses in our internal control over financial reporting are as follows:

•

The Company did not maintain effective controls over the financial reporting process due to an insufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with its financial reporting requirements and the complexity of the Company’s operations and transactions. Specifically, the Company incorrectly applied generally accepted accounting principles for (i) the impairment of goodwill, (ii) the classification of deferred tax balances, (iii) the valuation of anti-dilution warrants, (iv) the accrual of costs on contracts and balance sheet presentation of accounts receivable and cash receipts relating to contracts accounted for using the percentage-of-completion method, (v) leases with rent escalation clauses, (vi) the recording of minority interest, and (vii) the computation of the provision for income taxes, affecting receivables, deferred income taxes, prepaid expenses, goodwill, other accrued liabilities, other long-term liabilities and taxes payable, customer deposits, minority interest, capital in excess of par, accumulated deficit, cost of sales, general and administrative expenses, impairment charge, interest expense and other income, net and the provision for income taxes. This material weakness contributed to the material weakness discussed below.

•	The Company did not maintain effective controls to ensure there is adequate (i) analysis, documentation, reconciliation and review of accounting records, and supporting data, and (ii) monitoring and oversight of the work performed by accounting and financial reporting personnel to ensure the accuracy and completeness of the consolidated financial statements in accordance with generally accepted accounting principles. Specifically, the Company did not have effective controls designed and in place over the consolidation of the financial statements of subsidiaries and the computation of minority interest, the reconciliation of inter-company accounts, the valuation of anti-dilution warrants, the accrual of costs on contracts and balance sheet presentation of accounts receivable and cash receipts relating to contracts accounted for using the percentage-of-completion method, the classification of technical service expenses, the accounting for performance based equity awards and the computation of income tax provisions, affecting receivables, prepaid expenses, other accrued liabilities, taxes payable, customer deposits, capital in excess of par, minority interest, accumulated deficit, cost of sales, marketing expense, research and engineering, general and administrative expense, interest expense, other income, net, and the provision for income taxes.

These control deficiencies resulted in the restatement of the Company’s consolidated financial statements for the years ended April 30, 2005, 2004 and 2003, as well as certain quarters in those years, and in the restatement of the condensed consolidated financial statements for the first and second quarters of fiscal 2006. Additionally, each of these control deficiencies could result in a material misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that each of the above control deficiencies represents a material weakness.

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

During the year ended April 30, 2005, the Company recorded non-cash compensation expense of $1.4 million related to various compensatory arrangements which provide common stock or restricted stock units, rather than options, to the Board of Directors and executive management. This compensation expense consists of $240,000 related to the accrual for annual compensatory stock awards to Board of Directors members and $1.1 million related to the executive employment and retention contracts of Stephen R. Light, D. Patterson Adams, Jr.,

Thomas C. Johnson, Richard A. LeBlanc, John S. Leness, Felix M. Sciulli and Stephen D. Reichenbach (our former Chief Financial Officer). The issuance of shares was exempt from registration under Section 4(2) of the Securities Act of 1933 because these were not transactions involving a public offering.

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

FLOW INTERNATIONAL CORPORATION

Date: February 1, 2006	/s/ STEPHEN R. LIGHT
Stephen R. Light President and Chief Executive Officer (Principal Executive Officer)

Date: February 1, 2006	/s/ DOUGLAS P. FLETCHER
Douglas P. Fletcher Chief Financial Officer (Principal Accounting Officer)