Form 10-Q/A
period 2005-10-31
FLOW INTERNATIONAL CORP
filed 2006-02-01
CIK 713002

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

EXPLANATORY NOTE: As described in Note 2 to the Condensed Consolidated Financial Statements, Flow International Corporation has restated its previously filed Condensed Consolidated Financial Statements for the three and six months ended October 31, 2005 and 2004 included in its Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2005, which was filed with the Securities and Exchange Commission (“SEC”) on December 20, 2005. As reported in our April 30, 2005 Form 10-K/A Amendment No.1, we previously identified errors in our Consolidated Financial Statements related to the impairment of goodwill, the valuation of anti-dilution warrants, additional costs incurred on percentage-of-completion contracts and the presentation of percentage-of-completion related balances on the Consolidated Balance Sheet, the computation of stock compensation expense, the allocation of the valuation allowance to deferred tax asset and liability balances, the recording of straight-line rent expense, and the classification of technical service expenses. We previously restated our Consolidated Balance Sheet as of April 30, 2005 included in our originally filed Form 10-Q for these errors. We also determined, as disclosed in our original Form 10-Q filed with the SEC on December 20, 2005, that there was an error in the Condensed Consolidated Statement of Cash Flows for the six months ended October 31, 2004 related to our balance sheet presentation of accounts receivable and cash receipts relating to contracts accounted for using the percentage-of-completion method. We recorded a reduction in receivables and customer deposits of $6.2 million. The effect of this error did not impact total cash flows from operating, investing and financing activities.

As reported in our April 30, 2005 Form 10-K/A Amendment No. 2, and subsequent to the filing of our original Form 10-Q for the fiscal quarter ended October 31, 2005, we also identified errors in our financial statements related to the income tax provision and the recording of minority interest. Our Condensed Consolidated Balance Sheet as of April 30, 2005, included in this Form 10-Q/A has been restated to correspond to the April 30, 2005 restated amounts in the Amendment No. 2 to our Form 10-K. We have also identified errors related to the classification of expenses in the Condensed Consolidated Statement of Operations for the three and six months ended October 31, 2005 and 2004.

We have reviewed our consolidated income tax provision and have concluded that it was incorrectly stated for the three and six months periods ended October 31, 2005 and 2004. These misstatements occurred because we incorrectly calculated the consolidated tax provision by an amount equal to the separate tax provision of Flow Autoclave Systems, Inc. (“Flow Autoclave”). In addition, we inappropriately allocated income taxes between Continuing and Discontinued Operations. We have also reviewed the accounting for minority interest in Flow Autoclave (included in Discontinued Operations) and determined that we had incorrectly recorded minority interest based on pre-tax income rather than on after-tax income. As a result of these errors, the Provision for Income Taxes for the three and six months ended October 31, 2005 was understated by $106,000 and $117,000, respectively, and for the three and six months ended October 31, 2004 by $289,000 and $181,000, respectively. Income (Loss) from Continuing Operations was misstated by the same amounts in the respective periods. Loss From Operations of Discontinued Operations for the three months ended October 31, 2005 was overstated by $53,000 and Income from Operations of Discontinued Operations for the six months ended October 31, 2005 was understated by $64,000, and (Loss) From Operations of Discontinued Operations for the three and six months periods ended October 31, 2004 was overstated by $226,000 and $118,000, respectively.

In addition, the cumulative errors related to the minority interest at Flow Autoclave impacted our calculation of the loss on the disposition of the Avure Business (see Note 5). The loss was increased from $261,000 to $1.1 million on an after tax basis.

As a result of the errors referred to above, Net Income for the three and six months periods ended October 31, 2005 was overstated by $939,000 and Net Loss for the three and six month periods ended October 31, 2004 was understated by $63,000.

We also reclassified certain costs and expenses in the Condensed Consolidated Statements of Operations for the three and six months periods ended October 31, 2005 and 2004. These adjustments had no impact on Income (Loss) from Continuing Operations or Net Income (Loss).

The Condensed Consolidated Balance Sheet at October 31, 2005 reflects the cumulative effect of the errors referred to above. Taxes Payable and Other Accrued Taxes in the Condensed Consolidated Balance Sheets as of October 31, 2005 were understated by $185,000 and the Accumulated Deficit was understated by $185,000. The Accumulated Deficit in the Condensed Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Loss as of April 30, 2004 was overstated by $1,335,000.

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

Items in the Form 10-Q/A amended by this filing are:

Part I: Financial Information

Item 1    Condensed Consolidated Financial Statements (Unaudited)

The Condensed Consolidated Financial Statements appearing on pages 5-9 and Notes 2, 5, 6, 7, 11 and 14 thereto

Item 2    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pages 25-38

Item 4    Controls and Procedures

Part II:

Item 6    Exhibits

  Exhibit 31.1

  Exhibit 31.2

  Exhibit 32.1

Except as described above, all other information is unchanged and reflects the disclosures made at the time of the original filing on December 20, 2005 and this Form 10-Q/A does not otherwise reflect events occurring after the original filing or otherwise modify or update these disclosures. Accordingly, this Form 10-Q/A should be read in conjunction with our filings with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q.

FLOW INTERNATIONAL CORPORATION

FLOW INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; in thousands, except share amounts)

	October 31, 2005	April 30, 2005
	(restated)	(restated)
ASSETS:
Current Assets:
Cash and Cash Equivalents	$24,436	$12,976
Restricted Cash	921	469
Receivables, Net	28,150	38,325
Receivable from Purchaser of Avure Business	13,049	—
Inventories, Net	19,402	24,218
Prepaid Expenses	4,340	6,046
Other Current Assets	549	2,632

Total Current Assets	90,847	84,666
Property and Equipment, Net	10,111	12,634
Intangible Assets, Net	3,057	14,644
Goodwill	2,764	2,764
Deferred Income Taxes	63	1,532
Other Assets	2,020	2,227

	$108,862	$118,467

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Notes Payable	$1,011	$3,531
Current Portion of Long-Term Obligations	426	9,912
Accounts Payable	17,224	20,842
Accrued Payroll and Related Liabilities	5,372	8,819
Taxes Payable and Other Accrued Taxes	2,921	2,370
Deferred Income Taxes	49	609
Deferred Revenue	3,487	4,646
Customer Deposits	7,582	10,606
Warrant Obligation	11,531	6,696
Other Accrued Liabilities	5,901	10,481

Total Current Liabilities	55,504	78,512
Long-Term Obligations	23,538	5,704
Other Long-Term Liabilities	1,321	3,219

Total Liabilities	80,363	87,435

Commitments and Contingencies
Minority Interest	—	1,568

Shareholders’ Equity:
Series A 8% Convertible Preferred Stock – $.01 par value, 1,000,000 shares authorized, none issued	—	—
Common Stock – $.01 par value, 49,000,000 shares authorized, 34,614,261 shares outstanding at October 31, 2005 and 33,495,479 shares outstanding at April 30, 2005	346	335
Capital in Excess of Par	114,614	112,512
Accumulated Deficit	(78,787)	(79,827)
Accumulated Other Comprehensive Loss
Cumulative Translation Adjustment, net of income tax of $0	(7,674)	(3,506)
Unrealized Loss on Cash Flow Hedges, net of income tax of $0 and $19	—	(50)

Total Shareholders’ Equity	28,499	29,464

	$108,862	$118,467

See Accompanying Notes to

Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share data)

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2004	2005	2004
	(restated)	(restated)	(restated)	(restated)
Revenues	$50,685	$44,087	$92,671	$82,386
Cost of Sales	28,351	28,696	52,404	52,823

Gross Margin	22,334	15,391	40,267	29,563

Expenses:
Sales and Marketing	7,873	7,056	15,449	13,292
Research and Engineering	1,692	1,255	3,570	2,877
General and Administrative	7,135	4,838	13,350	9,496
Restructuring	487	—	585	—
Financial Consulting	—	—	—	623

	17,187	13,149	32,954	26,288

Operating Income	5,147	2,242	7,313	3,275
Interest Expense, Net	(437)	(3,700)	(1,363)	(6,712)
Other (Expense) Income, Net	(1,129)	2,655	(2,914)	2,561

Income (Loss) Before Provision for Income Taxes	3,581	1,197	3,036	(876)
Provision for Income Taxes	(1,232)	(531)	(1,815)	(1,129)

Income (Loss) From Continuing Operations	2,349	666	1,221	(2,005)
Income (Loss) From Operations of Discontinued Operations, Net of Income Tax of $194, $53, $488 and $161	(184)	(1,004)	966	(673)
Loss on Sale of Discontinued Operations, Net of Income Tax of $334	(1,147)	—	(1,147)	—

Net Income (Loss)	$1,018	$(338)	$1,040	$(2,678)

Income (Loss) Per Share From Continuing Operations – Basic:	$0.07	$0.04	$0.04	$(0.13)
Income (Loss) Per Share From Discontinued Operations – Basic:	$(0.04)	$(0.06)	$(0.01)	$(0.04)

Net Income (Loss) Per Share – Basic:	$0.03	$(0.02)	$0.03	$(0.17)

Income (Loss) Per Share From Continuing Operations – Diluted:	$0.07	$0.04	$0.03	$(0.13)
Income (Loss) Per Share From Discontinued Operations – Diluted:	$(0.04)	$(0.06)	$0.00	$(0.04)

Net Income (Loss) Per Share – Diluted:	$0.03	$(0.02)	$0.03	$(0.17)
Weighted Average Shares Used in Computing Basic and Diluted Net Income (Loss) Per Share
Basic	34,597	15,905	34,448	15,796
Diluted	36,137	17,073	36,065	15,796

See Accompanying Notes to

Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Six Months Ended October 31,
	2005	2004
	(restated)	(restated)
Cash Flows from Operating Activities:
Net Income (Loss)	$1,040	$(2,678)
Adjustments to Reconcile Net Income (Loss) to Cash Provided by Operating Activities:
Depreciation and Amortization	2,337	2,546
Foreign Currency Gains	(1,324)	(1,124)
Amortization of Debt Discount	—	528
Fair Value Adjustment on Warrants Issued	4,835	—
Non-Cash Interest Expense	—	2,625
Stock Compensation	1,304	492
Loss on Sale of Discontinued Operations	1,149	—
Minority Interest	82	90
Restructuring Charges	585	—
Other Non-Cash Items	(136)	(152)
Changes in Operating Assets and Liabilities:
Receivables	(1,180)	1,801
Inventories	(4,122)	(1,166)
Other Operating Assets	(261)	(1,165)
Customer Deposits	4,652	2,605
Accounts Payable	(288)	1,630
Deferred Revenue	(915)	1,321
Other Operating Liabilities	1,485	(611)

Cash Provided by Operating Activities	9,243	6,742

Cash Flows from Investing Activities:
Expenditures for Property and Equipment	(880)	(446)
Restricted Cash	(469)	330
Cash in Disposed Businesses	(2,930)	—
Other	181	593

Cash (Used In) Provided By Investing Activities	(4,098)	477

Cash Flows from Financing Activities:
Borrowings under Line of Credit Agreements, Net	(545)	624
Payments on Senior Credit Agreement	(30,059)	(25,228)
Borrowings on Senior Credit Agreement	38,849	19,430
Payments of Long-Term Obligations	(67)	12
Dividends Paid to Joint Venture Partner	(989)	—
Proceeds from Exercise of Warrants	9	—

Cash Provided By (Used In) Financing Activities	7,198	(5,162)

Effect of Changes in Exchange Rates on Cash	(883)	276

Increase in Cash and Cash Equivalents	11,460	2,333
Cash and Cash Equivalents at Beginning of Period	12,976	11,734

Cash and Cash Equivalents at End of Period	$24,436	$14,067

Supplemental Disclosure of Noncash Financing Activity
Issuance of warrants to lenders	$—	$960

Issuance of compensatory common stock on executive incentive compensation plan	$799	$680

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

FLOW INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

AND COMPREHENSIVE LOSS

(unaudited, in thousands)

	Common Stock		Capital In Excess of Par	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity (Deficit)
	Shares	Par Value
				(restated)		(restated)
Balances, April 30, 2004	15,510	$156	$54,686	$(58,630)	$(4,429)	$(8,217)
Components of Comprehensive Loss:
Net Loss				(2,678)		(2,678)
Unrealized Gain on Cash Flow Hedges, Net of Income Tax of $100					256	256
Cumulative Translation Adjustment, Net of Income Tax of $0					717	717

Total Comprehensive Loss						(1,705)

Issuance of Warrants			960			960
Stock Compensation	366	3	1,170			1,173

Balances, October 31, 2004	15,876	$159	$56,816	$(61,308)	$(3,456)	$(7,789)

Balances, April 30, 2005	33,495	$335	$112,512	$(79,827)	$(3,556)	$29,464
Components of Comprehensive Loss:
Net Income				1,040		1,040
Unrealized Loss on Cash Flow Hedges, Net of Income Tax of $155					(398)	(398)
Reclassification Adjustment for Settlement of Cash Flow Hedges, Net of Income Tax of $174					448	448
Reclassification of Cumulative Translation Adjustment to Income, Net of Income Tax of $0					(1,845)	(1,845)
Cumulative Translation Adjustment, Net of Income Tax of $0					(2,323)	(2,323)

Total Comprehensive Loss						(3,078)

Exercise of Warrants	908	9				9
Stock Compensation	211	2	2,102			2,104

Balances, October 31, 2005	34,614	$346	$114,614	$(78,787)	$(7,674)	$28,499

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

2. Restatement

Prior to the filing of our original Form 10-Q for the fiscal quarter ended October 31, 2005 and as reported in the Company’s April 30, 2005 Form 10-K/A Amendment No.1, the Company identified errors in the Consolidated Financial Statements related to the impairment of goodwill, the valuation of anti-dilution warrants, additional costs incurred on percentage-of-completion contracts and the presentation of percentage-of-completion related balances on the Consolidated Balance Sheet, the computation of stock compensation expense, the allocation of the valuation allowance to deferred tax asset and liability balances, the recording of straight-line rent expense, and the classification of technical service expenses. The Company restated its consolidated financial statements as of and for the year ended April 30, 2005 as described in the Form 10-K/A Amendment No. 1. These errors impacted the April 30, 2005 Condensed Consolidated Balance Sheet and the Condensed Consolidated Statement of Cash Flows for the three months ended October 31, 2004, included in this Form 10-Q/A. The Company also determined that there was an error in the Condensed Consolidated Statement of Cash Flows for the six months ended October 31, 2004 related to its balance sheet presentation of accounts receivable and cash receipts relating to contracts accounted for using the percentage-of-completion method. The Company recorded a reduction in receivables and customer deposits of $6.2 million. The effect of this error did not impact total cash flows from operating, investing and financing activities.

Subsequent to the filing of our original Form 10-Q for the fiscal quarter ended October 31, 2005, and as reported in the Company’s April 30, 2005 Form 10-K/A Amendment No. 2, the Company identified errors in the Consolidated Financial Statements related to the income tax provision and the recording of minority interest. The Company restated its consolidated financial statements as of and for the year ended April 30, 2005 as described in the Form 10-K/A Amendment No. 2. These errors impacted the April 30, 2005 Condensed Consolidated Balance Sheet included in this Form 10-Q/A.

We have reviewed our consolidated income tax provision and have concluded that it was incorrectly stated for the three and six months ended October 31, 2005 and 2004. These misstatements occurred because we incorrectly calculated the consolidated tax provision by an amount equal to the separate tax provision of Flow Autoclave. In addition, we inappropriately allocated income taxes between Continuing and Discontinued Operations.

We have also reviewed the accounting for minority interest in Flow Autoclave (included in Discontinued Operations) and determined that we had incorrectly recorded minority interest based on pre-tax income rather

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Six Months Ended October 31, 2005

(unaudited)

than on after-tax income. As a result of these errors, the Provision for Income Taxes for the three and six months ended October 31, 2005 was understated by $106,000 and $117,000, respectively, and for the three and six months ended October 31, 2004 by $289,000 and $181,000, respectively. Income (Loss) from Continuing Operations was misstated by the same amounts in the respective periods. (Loss) From Operations of Discontinued Operations for the three months ended October 31, 2005 was overstated by $53,000, Income from Operations of Discontinued Operations for the six months ended October 31, 2005 was understated by $64,000, and (Loss) From Operations of Discontinued Operations for the three and six months periods ended October 31, 2004 was overstated by $226,000 and $118,000, respectively.

In addition, the cumulative errors related to the minority interest at Flow Autoclave impact our calculation of the loss on the disposition of the Avure Business (see Note 5). The loss was increased from $261,000 to $1.1 million on an after tax basis.

Also, subsequent to the filing of its October 31, 2005 Form 10-Q, the Company identified errors in the classification of expenses between Cost of Sales, Sales and Marketing Expenses, Research and Engineering Expenses and General and Administrative Expenses. These errors had no impact on Income (Loss) from Continuing Operations or Discontinued Operations or Net Income (Loss), but it did impact certain pre-tax costs and expenses included in Continuing Operations, as shown in the tables below.

The effect of the restatements on the Company’s unaudited interim consolidated quarterly financial statements is as follows:

	Three Months Ended October 31,
	2005	2005	2004	2004
	(in thousands)
	(as previously reported)	(restated)	(as previously reported)	(restated)
Summary of Statement of Operations Data
Cost of Sales	$28,552	$28,351	$28,897	$28,696
Gross Margin	22,133	22,334	15,190	15,391
Sales and Marketing Expenses	7,860	7,873	7,043	7,056
Research and Engineering Expenses	1,586	1,692	1,149	1,255
General and Administrative Expenses	7,053	7,135	4,756	4,838
Provision for Income Taxes	(1,126)	(1,232)	(242)	(531)
Income (Loss) From Continuing Operations	2,455	2,349	955	666
Income (Loss) From Operations of Discontinued Operations, Net of Income Tax of $194, $194, $216 and $53	(237)	(184)	(1,230)	(1,004)
Loss on Sale of Discontinued Operations, Net of Income Tax of $334	(261)	(1,147)	—	—
Net Income (Loss)	$1,957	$1,018	$(275)	$(338)
Income (Loss) Per Share From Continuing Operations – Basic:	$0.07	$0.07	$0.06	$0.04
Income (Loss) Per Share From Discontinued Operations – Basic:	$(0.01)	$(0.04)	$(0.08)	$(0.06)
Net Income (Loss) Per Share – Basic:	$0.06	$0.03	$(0.02)	$(0.02)
Income (Loss) Per Share From Continuing Operations – Diluted:	$0.07	$0.07	$0.06	$0.04
Income (Loss) Per Share From Discontinued Operations – Diluted:	$(0.02)	$(0.04)	$(0.08)	$(0.06)
Net Income (Loss) Per Share – Diluted:	$0.05	$0.03	$(0.02)	$(0.02)

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Six Months Ended October 31, 2005

(unaudited)

	Six Months Ended October 31,
	2005	2005	2004	2004
	(in thousands)
	(as previously reported)	(restated)	(as previously reported)	(restated)
Summary of Statement of Operations Data
Cost of Sales	52,804	52,404	53,223	52,823
Gross Margin	39,867	40,267	29,163	29,563
Sales and Marketing Expenses	15,424	15,449	13,267	13,292
Research and Engineering Expenses	3,359	3,570	2,666	2,877
General and Administrative Expenses	13,186	13,350	9,332	9,496
Provision for Income Taxes	(1,698)	(1,815)	(948)	(1,129)
Income (Loss) From Continuing Operations	1,338	1,221	(1,824)	(2,005)
Income (Loss) From Operations of Discontinued Operations, Net of Income Tax of $499, $488, $216 and $161	902	966	(791)	(673)
Loss on Sale of Discontinued Operations, Net of Income Tax of $334	(261)	(1,147)	—	—
Net Income (Loss)	$1,979	$1,040	$(2,615)	$(2,678)
Income (Loss) Per Share From Continuing Operations – Basic:	$0.04	$0.04	$(0.12)	$(0.13)
Income (Loss) Per Share From Discontinued Operations – Basic:	$0.02	$(0.01)	$(0.05)	$(0.04)
Net Income (Loss) Per Share – Basic:	$0.06	$0.03	$(0.17)	$(0.17)
Income (Loss) Per Share From Continuing Operations – Diluted:	$0.04	$0.03	$(0.12)	$(0.13)
Income (Loss) Per Share From Discontinued Operations – Diluted:	$0.01	$0.00	$(0.05)	$(0.04)
Net Income (Loss) Per Share – Diluted:	$0.05	$0.03	$(0.17)	$(0.17)

The balances as of April 30, 2005 included in the Condensed Consolidated Balance Sheets reflect the restated amounts for the restatements described above as reported in the Company’s Form 10-K/A Amendment No. 2 filed with the Securities and Exchange Commission on January 31, 2006. The Condensed Consolidated Balance Sheet as of October 31, 2005 has also been restated to reflect the restatements referred to above as follows:

	As of October 31, 2005
	As previously reported	Restated
	(in thousands)
Summary of Balance Sheet Data
Taxes Payable and Other Accrued Taxes	$2,736	$2,921
Total Current Liabilities	55,319	55,504
Total Liabilities	80,178	80,363
Accumulated Deficit	78,602	78,787
Total Shareholders’ Equity	28,684	28,499

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Six Months Ended October 31, 2005

(unaudited)

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

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Six Months Ended October 31, 2005

(unaudited)

The following table summarizes accrued restructuring activity (in thousands):

	North America Waterjet	Other International Waterjet	Other		Discontinued Operations		Consolidated
	Facility Exit Costs	Facility Exit Costs	Severance Benefits	Facility Exit Costs and Other	Severance Benefits	Facility Exit Costs	Severance Benefits	Facility Exit Costs and Other	Total
Balance, April 30, 2004	$139	$333	$—	$—	$244	$191	$244	$663	$907
Q1 restructuring charge	—	—	—	—	—	—	—	—	—
Q1 cash payments	(9)	(4)	—	—	(68)	(3)	(68)	(16)	(84)

Balance, July 31, 2004	130	329	—	—	176	188	176	647	823
Q2 restructuring charge	—	—	—	—	—	—	—	—	—
Q2 cash payments	(9)	(4)	—	—	(64)	(3)	(64)	(16)	(80)

Balance, October 31, 2004	121	325	—	—	112	185	112	631	743
Q3 restructuring charge		—	—	—	120	119	120	119	239
Q3 cash payments	(9)	(10)	—	—	(56)	(42)	(56)	(61)	(117)

Balance, January 31, 2005	112	315	—	—	176	262	176	689	865
Q4 restructuring charge		—	—	—	—	—	—	—	—
Q4 cash payments	(9)	(31)	—	—	(89)	(20)	(89)	(60)	(149)

Balance, April 30, 2005	103	284	—	—	87	242	87	629	716
Q1 restructuring charge	—	—	74	24	—	—	74	24	98
Q1 cash payments	(9)	(30)	(74)	—	(83)	(20)	(157)	(59)	(216)

Q1 charge-offs	—	—	—	(24)	—	—	—	(24)	(24)
Balance, July 31, 2005	94	254	—	—	4	222	4	570	574
Q2 restructuring charge	—	—	101	386	—	—	101	386	487
Q2 cash payments	(9)	(30)	(101)	—	(4)	(20)	(105)	(59)	(164)
Q2 charge-offs	—	—	—	(108)	—	(202)	—	(310)	(310)

Balance, October 31, 2005	$85	$224	$—	$278	$—	$—	$—	$587	$587

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Six Months Ended October 31, 2005

(unaudited)

5. Discontinued Operations

During the second quarter of fiscal 2006, the Board of Directors approved the Company’s plan to sell certain of its non-core businesses as a result of the strategy to divest itself of operations that are not part of its core ultra-high-pressure water pump business. On September 30, 2005, the Company entered into an agreement to divest its General Press operations, which consist of the North America Press and the International Press segments, as well as the non-ultrahigh-pressure portion of the Food segment. The ultrahigh-pressure portion of the Food segment will be shown in North America Waterjet on a go-forward basis. The sale of the business, collectively hereafter referred to as the Avure Business, was consummated on October 31, 2005. The consideration included cash of $6 million, less a working capital adjustment of $951,000, which was received on November 1, 2005, and a promissory note of $8 million payable 90 days after closing at a simple interest rate of 10% per annum. These amounts are included in the Receivable from Purchaser of Avure Business on the October 31, 2005 Consolidated Balance Sheet. In addition, the Company received a promissory note of $2 million payable at 3 years after closing at a simple interest rate of 6% per annum. The $2 million promissory note was reduced by 50% of the pension balance of the International Press segment as of October 31, 2005 or $687,500 and is included in Other Assets on the October 31, 2005 Consolidated Balance Sheet. The Company recorded a loss of $1,087,000, net of income taxes of $334,000, on the sale.

The Company has classified the financial results of its Avure Business as discontinued operations on the Condensed Consolidated Statement of Operations for the all periods presented. The Condensed Consolidated Balance Sheets as of October 31, 2005 and April 30, 2005 and the Condensed Consolidated Statements of Cash Flows for the six months ended October 31, 2005 and 2004 do not reflect discontinued operations treatment for the Avure Business as the Company has elected not to reclassify its balance sheets or cash flows for this discontinued operation.

Summarized financial information for the discontinued operations is set forth below (dollars in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2004	2005	2004
	(restated)	(restated)	(restated)	(restated)
Net sales	$8,344	$11,380	$16,087	$22,063
Income (Loss) before income taxes	10	(951)	1,454	(512)
Income tax provision	(194)	(53)	(488)	(161)
Net (loss) income from discontinued operations	(184)	(1,004)	966	(673)

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

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Six Months Ended October 31, 2005

(unaudited)

The following table sets forth the computation of basic and diluted income (loss) from continuing operations per share for the three and six months ended October 31, 2005 and 2004 (dollars in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2004	2005	2004
	(restated)	(restated)	(restated)	(restated)
Numerator:
Income (loss) from continuing operations	$2,349	$666	$1,221	$(2,005)
Denominator:
Denominator for basic income (loss) from continuing operations per share—weighted average shares	34,597	15,905	34,448	15,796
Dilutive potential common shares from employee stock options	102	—	93	—
Dilutive potential common shares from warrants	1,438	1,168	1,524	—

Denominator for diluted income (loss) from continuing operations per share—weighted average shares and assumed conversions	36,137	17,073	36,065	15,796

Basic income (loss) from continuing operations per share	$0.07	$0.04	$0.04	$(0.13)
Diluted income (loss) from continuing operations per share	$0.07	$0.04	$0.03	$(0.13)

The dilutive potential common shares from employee stock options exclude 1,547,122 and 1,567,122 options which were out of the money for the three and six months ended October 31, 2005, respectively and 2,074,769 for the three months ended October 31, 2004. In addition, 2,074,769 options and the effect of all warrants (a total of 1,160,000 shares as of October 31, 2004) have been excluded from the diluted weighted average share denominator for the six months ended October 31, 2004, as their effect would be anti-dilutive.

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

For the Six Months Ended October 31, 2005

(unaudited)

“Accounting for Stock Based Compensation” to stock-based employee compensation. Because the Company has a full valuation allowance against its deferred tax assets there are no tax effects related to the stock-based compensation items below.

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2004	2005	2004
	(restated)	(restated)	(restated)	(restated)
	(in thousands, except per share data)
Net income (loss), as reported	$1,018	$(338)	$1,040	$(2,678)
Add: Employee stock-based compensation under APB 25 included in net income (loss), net of related tax effects	592	129	1,304	438
Deduct: Total employee stock-based compensation expense determined under fair value based method for all awards, net of tax related effects	(605)	(149)	(1,331)	(483)

Pro forma net income (loss)	$1,005	$(358)	$1,013	$(2,723)

Net income (loss) per share:
As reported—basic and diluted	$0.03	$(0.02)	$0.03	$(0.17)
Pro forma—basic and diluted	$0.03	$(0.02)	$0.03	$(0.17)

To determine compensation expense under FAS 123, the Company used the following assumptions:

	Fiscal 2006	Fiscal 2005
Risk-free interest rates	4.01%	4.34%
Expected lives	Five years	Six years
Expected dividend yields	0%	0%
Expected volatility	62.8%	62.0%

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

7. Segment Information

Commensurate with the disposition of the Avure Business in the second quarter of fiscal 2006, the Company classified its Avure Business as a discontinued operation. The Avure Business was reported as three separate reportable segments, which were Food, North America Press and International Press. See Note 5 for additional information about the Company’s discontinued operations.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Six Months Ended October 31, 2005

(unaudited)

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

A summary of operations by reportable segment is as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2004	2005	2004
	(in thousands)
Sales
North America Waterjet	$28,644	$20,663	$51,571	$36,563
Asia Waterjet	7,468	6,453	13,236	12,804
Other International Waterjet	8,789	8,396	17,242	15,532
Other*	5,784	8,575	10,622	17,487

	$50,685	$44,087	$92,671	$82,386

Operating Income (Loss) (restated)
North America Waterjet	$2,107	$1,220	$2,534	$774
Asia Waterjet	2,016	1,579	3,361	3,243
Other International Waterjet	344	(1)	627	(398)
Other*	528	(702)	599	(601)
Eliminations	152	146	192	257

	$5,147	$2,242	$7,313	$3,275

*	The Other segment is comprised of divisions which do not make primary use of the Company’s ultrahigh-pressure water pump technology. These divisions provide automation and robotic system solutions to the automotive market.

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

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Six Months Ended October 31, 2005

(unaudited)

9. Receivables

Receivables consist of the following:

	October 31, 2005	April 30, 2005
		(restated)
	(in thousands)
Trade Accounts Receivable	$28,281	$37,157
Unbilled Revenues	3,402	5,027

	31,683	42,184
Less Allowance for Doubtful Accounts	(3,533)	(3,859)

	$28,150	$38,325

Receivables at April 30, 2005 included $11.8 million related to the Avure Business.

10. Inventories

Inventories consist of the following:

	October 31, 2005	April 30, 2005
	(in thousands)
Raw Materials and Parts	$11,008	$15,500
Work in Process	2,330	4,799
Finished Goods	7,673	6,852

	21,011	27,151
Less Provision for Slow-Moving and Obsolete Inventories	(1,609)	(2,933)

	$19,402	$24,218

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

For the Six Months Ended October 31, 2005

(unaudited)

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

On July 8, 2005, the Company signed the Credit Agreement. The Company expensed $489,000 of fees during the six months ended October 31, 2005 related to the prior credit agreement. The Credit Agreement provides for a revolving line of credit of up to $30 million with a maturity date of July 8, 2008 and is collateralized by a general lien on all of the Company’s assets. Interest rates under the Agreement are at LIBOR plus a percentage depending on leverage ratios or at the Bank of America’s prime rate in effect from time to time, at the Company’s option. LIBOR and the prime rate at October 31, 2005 were 4.09% and 6.75%, respectively. The rate in effect on the balance outstanding at October 31, 2005 was 6.75%. The Credit Agreement requires compliance with funded debt, tangible net worth and liquidity ratios. The Company also pays an annual letter of credit fee equal to 2.5% of the amount drawn under each outstanding letter of credit. The annual letter of credit fee is payable quarterly in arrears. In addition, the Credit Agreement, similar to prior agreements, includes a subjective acceleration clause which permits the lenders to demand payment in the event of a material adverse change. The prior credit agreement, however, included a process whereby the Company’s current excess cash receipts directly reduce the outstanding senior credit facility balance. Therefore, at April 30, 2005, the balance outstanding was classified as a current liability. The Credit Agreement does not include this provision, therefore, the outstanding balance is classified in Long-Term Obligations.

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

Under terms of the PIPE Transaction, the Company was required to file an initial Form S-1 registration of the shares issued and issuable in the PIPE Transaction on or before May 20, 2005 and was required to cause the Form S-1 to become effective on or before September 17, 2005. The Company subsequently amended the Registration Rights Agreement to grant an extension until March 10, 2006 for the effective date of the registration of the shares and warrants issued in the PIPE Transaction. The Company is subject to liquidated damages of $650,000 per month, if it fails to meet the March 10, 2006 deadline.

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

For the Six Months Ended October 31, 2005

(unaudited)

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

The following table shows the detail of Other (Expense) Income, net, in the accompanying Consolidated Statements of Operations:

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2004	2005	2004
	(in thousands)
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

For the Six Months Ended October 31, 2005

(unaudited)

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

For the Six Months Ended October 31, 2005

(unaudited)

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

As described in the Explanatory Note above and in Note 2 to the Condensed Consolidated Financial Statements, we have restated our Condensed Consolidated Financial Statements included in this Form 10-Q/A. Amounts in this section have been updated to reflect these restatements.

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

While we had income of $1.0 million for the six months ended October 31, 2005, our losses from continuing operations for each of the fiscal years ended April 30, 2005, 2004 and 2003 were $12.2 million, $10.7 million and $44.0 million, respectively. We believe our recently completed restructuring and related cost-cutting initiatives will reduce overall spending. However, if we are unable to contain expenses or if our restructuring efforts fail to adequately reduce costs, or if our sales are less than we project, we may incur losses in future periods. Economic weakness in our served markets may adversely affect our ability to meet our sales projections.

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

The material weaknesses in our internal control over financial reporting are as follows:

•	The Company did not maintain effective controls over the financial reporting process due to an insufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with its financial reporting requirements and the complexity of the Company’s operations and transactions. Specifically, the Company incorrectly applied generally accepted accounting principles for (i) the impairment of goodwill, (ii) the classification of deferred tax balances, (iii) the valuation of anti-dilution warrants, (iv) the accrual of costs on contracts accounted for using the percentage-of-completion method, (v) leases with rent escalation clauses, (vi) the recording of minority interest, and (viii) the computation of the provision for income taxes, affecting receivables, deferred income taxes, prepaid expenses, goodwill, other accrued liabilities, other long-term liabilities and taxes payable, customer deposits, minority interest, capital in excess of par, accumulated deficit, cost of sales, general and administrative expenses, impairment charge, interest expense and other income, net and the provision for income taxes. This material weakness contributed to the material weakness discussed below.

•	The Company did not maintain effective controls to ensure there is adequate (i) analysis, documentation, reconciliation and review of accounting records, and supporting data, and (ii) monitoring and oversight of the work performed by accounting and financial reporting personnel to ensure the accuracy and completeness of the consolidated financial statements in accordance with generally accepted accounting principles. Specifically, the Company did not have effective controls designed and in place over the consolidation of the financial statements of subsidiaries and the computation of minority interest, the reconciliation of inter-company accounts, the valuation of anti-dilution warrants, the accrual of costs on contracts and balance sheet presentation of accounts receivable and cash receipts relating to contracts accounted for using the percentage-of-completion method, the classification of technical service expenses, the accounting for performance based equity awards and the computation of income tax provisions, affecting receivables, prepaid expenses, other accrued liabilities, taxes payable, customer deposits, capital in excess of par, minority interest, accumulated deficit, cost of sales, marketing expense, research and engineering, general and administrative expense, interest expense, other income, net, and the provision for income taxes.

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

Under terms of the PIPE Transaction, we were required to file an initial Form S-1 registration of the shares issued and issuable in the PIPE Transaction on or before May 20, 2005 and were required to cause the Form S-1 to become effective on or before September 17, 2005. We subsequently amended the Registration Rights Agreement to grant us an extension until March 10, 2006 for the effective date of the registration of the shares and warrants issued in the PIPE Transaction. We are subject to liquidated damages of $650,000 per month, if we fail to meet the March 10, 2006 deadline.

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

Contractual Obligations

During the quarter ended October 31, 2005, there were no material changes outside the ordinary course of business in our contractual obligations and minimum commercial commitments as reported in Amendment No. 2 to our Annual Report on Form 10-K for the year ended April 30, 2005.

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

For the three months ended October 31, 2005, total Waterjet sales of $50.6 million increased $6.6 million or 15% as compared to the prior year same period. For the six months ended October 31, 2005, total Waterjet sales of $92.7 million increased $10.3 million or 12% as compared to the prior year same period of which $15.0 million was recognized in our North America Waterjet segment. Last year we believed the market awareness of waterjet technology was low and addressed this through an increase in marketing and tradeshow activity, including attendance at the bi-annual International Manufacturing Technology Show in early September 2004, as well as increasing the number of domestic waterjet cutting direct sales staff from 10 to 15, adding of two machine tool distributors and increasing domestic technical services staff from 12 to 24 persons. The growth in revenue in North America is a result of an increase in unit sales stemming from our increased sales and marketing activity as well as increased revenue recognition on large percentage-of-completion aerospace contracts. There were no significant price increases year over year; however, a price increase of 4% on selected systems was instituted on February 1, 2005. Aerospace sales, which are also included in the North America segment, were $7.5 million and $9.6 million for the three and six months ended October 31, 2005, respectively, up $6.7 million and $8.4 million from the prior year same respective periods from work completed on aerospace contracts awarded in fiscal 2005.

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

Cost of Sales and Gross Margins. Our gross margin by segment for the periods noted below is summarized as follows:

	Three Months Ended October 31,				Six Months Ended October 31,
	2005	2004	Difference	%	2005	2004	Difference	%
	(restated)	(restated)			(restated)	(restated)
Gross Margin
Waterjet:
North America	13,878	9,616	4,262	44%	24,865	17,586	7,279	41%
Asia	3,549	2,871	678	24%	6,359	5,726	633	11%
Other International	3,281	2,671	610	23%	6,542	5,051	1,491	30%
Other	1,626	233	1,393	598%	2,501	1,200	1,301	108%

Waterjet Total	22,334	15,391	6,943	45%	40,267	29,563	10,704	36%

Our gross margin as a percent of sales by segment for the periods noted below is summarized as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2004	2005	2004
	(restated)	(restated)	(restated)	(restated)
Gross Margin Percentage
Waterjet:
North America	48%	47%	48%	48%
Asia	48%	44%	48%	45%
Other International	37%	32%	38%	33%
Other	28%	3%	24%	7%
Waterjet Total	44%	35%	43%	36%

Gross margin for the three and six months ended October 31, 2005 amounted to $22.3 million or 44% of sales and $40.3 million or 43%, respectively, as compared to gross margin of $15.4 million or 35% of sales and $29.6 million or 36% in the prior year same periods. Domestically, the gross margin improvements are attributable to cost reductions from global supply chain initiatives as well as improved cost absorption from higher sales volumes in standard shapecutting as well aerospace system sales. Asia Waterjet margins rose on strong product pricing and its improved product mix. The Other segment saw improved margins as the prior three and six month results included significant costs accrued on loss contracts at our Wixom, Michigan division which depressed margins to (18)% and (10)%, respectively. Current period margins in the Other segment are in line with margin expectations for this line of business. Generally, comparison of gross margin rates will vary period over period depending on the mix of sales, which includes special system, standard system and consumables sales. Gross margin rates on our systems sales are typically less than 45% as opposed to consumables sales which are in excess of 50%. In addition, gross margin as a percent of sales will vary amongst segments due to inter-company sales and the related inter-company transfer pricing.

Marketing Expenses. Our marketing expenses by segment for the periods noted below are summarized as follows:

	Three Months Ended October 31,				Six Months Ended October 31,
	2005	2004	Difference	%	2005	2004	Difference	%
	(restated)	(restated)			(restated)	(restated)
Marketing:
Waterjet:
North America	4,329	3,822	507	13%	8,355	6,828	1,527	22%
Asia	1,069	892	177	20%	2,030	1,733	297	17%
Other International	2,241	1,869	372	20%	4,505	3,841	664	17%
Other	234	473	(239)	(51)%	559	890	(331)	(37)%

Waterjet Total	7,873	7,056	817	12%	15,449	13,292	2,157	16%

Marketing expenses increased $817,000 or 12% and $2.2 million or 16% for the three and six months ended October 31, 2005, respectively, as compared to the prior year same periods. All segments experienced increases in their Marketing expenses for both periods with the exception of the Other segment. The increases are due to increased expenses such as commissions on higher sales, as well as increased marketing and advertising costs directed at increasing waterjet technology awareness. The Other segment decreased its expenses as the Wixom division was closed in Q2 and all marketing activity was handled through our Burlington facility. Expressed as a percentage of revenue, consolidated marketing expenses were 16% and 17% for the three and six months ended October 31, 2005 and 16% for the three and six months ended October 31, 2004.

Research and Engineering Expenses. Our research and engineering expenses by segment for the periods noted below are summarized as follows:

	Three Months Ended October 31,				Six Months Ended October 31,
	2005	2004	Difference	%	2005	2004	Difference	%
	(restated)	(restated)			(restated)	(restated)
Research and Engineering Waterjet:
North America	1,429	971	458	47%	3,043	2,289	754	33%
Asia	129	80	49	61%	235	158	77	49%
Other International	103	179	(76)	(42)%	242	349	(107)	(31)%
Other	31	25	6	24%	50	81	(31)	(38)%

Waterjet Total	1,692	1,255	437	35%	3,570	2,877	693	24%

Research and engineering expenses increased $437,000 or 35% and $693,000 or 24% for the three and six months ended October 31, 2005, as compared to the prior year same periods. Increases of $458,000 and $754,000 were recorded in the North America Waterjet segment for the three and six months ended October 31, 2005. This is attributable to the addition of key engineering personnel related to our core UHP technology. Expressed as a percentage of revenue, research and engineering expenses were 3% and 4% for the three and six months ended October 31, 2005 compared to 3% for the prior year same periods.

General and Administrative Expenses. Our general and administrative expenses by segment for the periods noted below are summarized as follows:

	Three Months Ended October 31,				Six Months Ended October 31,
	2005	2004	Difference	%	2005	2004	Difference	%
	(restated)	(restated)			(restated)	(restated)
General and Administrative Waterjet:
North America	5,861	3,457	2,404	70%	10,741	6,815	3,926	58%
Asia	335	320	15	5%	733	592	141	24%
Other International	593	624	(31)	(5)%	1,168	1,259	(91)	(7)%
Other	346	437	(91)	(21)%	708	830	(122)	(15)%

Waterjet Total	7,135	4,838	2,297	47%	13,350	9,496	3,854	41%

General and administrative expenses increased $2.3 million or 47% and $3.9 million or 41% for the three and six months ended October 31, 2005, as compared to the prior year same periods. The increase was experienced primarily in the North America Waterjet segment which includes all of our corporate overhead costs. These costs were driven higher by legal costs of $936,000 and $1.8 million for the three and six months ended October 31, 2005 and public company-related costs such as Sarbanes-Oxley consulting fees of $838,000 and $1.4 million for the same respective periods. Expressed as a percentage of revenue, consolidated general and administrative expenses were 14% for the three and six months ended October 31, 2005, as compared to 11% and 12% for the prior year same periods.

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

Operating Income (Loss). Our operating income (loss) by segment for the periods noted below are summarized as follows:

	Three Months Ended October 31,				Six Months Ended October 31,
	2005	2004	Difference	%	2005	2004	Difference	%
	(restated)	(restated)			(restated)	(restated)
Operating Income (Loss)
Waterjet:
North America	2,259	1,366	893	65%	2,726	1,031	1,695	NM
Asia	2,016	1,579	437	28%	3,361	3,243	118	4%
Other International	344	(1)	345	NM	627	(398)	1,025	NM
Other	528	(702)	1,230	NM	599	(601)	1,200	NM

Waterjet Total	5,147	2,242	2,905	130%	7,313	3,275	4,038	123%

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

Discontinued Operations, Net of Tax. In October 2005, we sold our Avure Business and have reacast our financial statements to reflect the Avure Business as discontinued operations for all historical periods presented. For the three months ended October 31, 2005 and 2004, loss from operations of discontinued operations was $184,000 and $1,004,000, respectively, primarily due to a significantly lower foreign exchange loss in the current quarter than the same quarter in the prior year. For the six months ended October 31, 2005, income from operations of discontinued operations was $966,000 compared to a loss of $673,000 in the same period in the prior year primarily due to a higher foreign exchange gain in the first quarter and a lower foreign exchange loss in the second quarter.

Net Income (Loss). Our consolidated net income in the three months ended October 31, 2005 amounted to $1.0 million, or $.03 basic and diluted income per share as compared to a net loss of $338,000, or $.02 basic and diluted loss per share in the prior year same periods. For the year-to-date period, our consolidated net income was $1.0 million or $.03 basic and diluted per share as compared to a net loss of $2.7 million, or $.17 basic and diluted loss per share in the prior year same period.

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

The material weaknesses in our internal control over financial reporting are as follows:

•	The Company did not maintain effective controls over the financial reporting process due to an insufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with its financial reporting requirements and the complexity of the Company’s operations and transactions. Specifically, the Company incorrectly applied generally accepted accounting principles for (i) the impairment of goodwill, (ii) the classification of deferred tax balances, (iii) the valuation of anti-dilution warrants, (iv) the accrual of costs on contracts and balance sheet presentation of accounts receivable and cash receipts relating to contracts accounted for using the percentage-of-completion method, (v) leases with rent escalation clauses, (vi) the recording of minority interest, and (viii) the computation of the provision for income taxes, affecting receivables, deferred income taxes, prepaid expenses, goodwill, other accrued liabilities, other long-term liabilities and taxes payable, customer deposits, minority interest, capital in excess of par, accumulated deficit, cost of sales, general and administrative expenses, impairment charge, interest expense and other income, net and the provision for income taxes. This material weakness contributed to the material weakness discussed below.

•	The Company did not maintain effective controls to ensure there is adequate (i) analysis, documentation, reconciliation and review of accounting records, and supporting data, and (ii) monitoring and oversight of the work performed by accounting and financial reporting personnel to ensure the accuracy and completeness of the consolidated financial statements in accordance with generally accepted accounting principles. Specifically, the Company did not have effective controls designed and in place over the consolidation of the financial statements of subsidiaries and the computation of minority interest, the reconciliation of inter-company accounts, the valuation of anti-dilution warrants, the accrual of costs on contracts and balance sheet presentation of accounts receivable and cash receipts relating to contracts accounted for using the percentage-of-completion method, the classification of technical service expenses, the accounting for performance based equity awards and the computation of income tax provisions, affecting receivables, prepaid expenses, other accrued liabilities, taxes payable, customer deposits, capital in excess of par, minority interest, accumulated deficit, cost of sales, marketing expense, research and engineering, general and administrative expense, interest expense, other income, net, and the provision for income taxes.

These control deficiencies resulted in the restatement of the Company’s consolidated financial statements for the years ended April 30, 2005, 2004 and 2003 as well as certain quarters in those years and in the restatement of the Condensed Consolidated Financial Statements for the first and second quarters of fiscal 2006. Additionally, each of these control deficiencies could result in a material misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that each of the above control deficiencies represents a material weakness.

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