Form 10-Q
period 2006-01-31
FLOW INTERNATIONAL CORP
filed 2006-03-22
CIK 713002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2006

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

The number of shares outstanding of common stock, as of March 10, 2006 is 34,972,763 shares.

FLOW INTERNATIONAL CORPORATION

FLOW INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; in thousands, except share amounts)

	January 31, 2006	April 30, 2005
ASSETS:
Current Assets:
Cash and Cash Equivalents	$27,261	$12,976
Restricted Cash	—	469
Receivables, Net	24,096	38,325
Receivable from Purchaser of Avure Business	8,202	—
Inventories	20,173	24,218
Prepaid Expenses	4,084	6,046
Other Current Assets	726	2,632

Total Current Assets	84,542	84,666
Property and Equipment, Net	10,459	12,634
Intangible Assets, Net	3,153	14,644
Goodwill	2,764	2,764
Deferred Income Taxes	—	1,532
Other Assets	1,946	2,227

	$102,864	$118,467

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Notes Payable	$2,311	$3,531
Current Portion of Long-Term Obligations	865	9,912
Accounts Payable	15,818	20,842
Accrued Payroll and Related Liabilities	5,702	8,819
Taxes Payable and Other Accrued Taxes	2,297	2,370
Deferred Income Taxes	49	609
Deferred Revenue	3,258	4,646
Customer Deposits	9,128	10,606
Warrant Obligation	13,625	6,696
Other Accrued Liabilities	6,529	10,481

Total Current Liabilities	59,582	78,512
Long-Term Obligations	13,139	5,704
Other Long-Term Liabilities	1,334	3,219

Total Liabilities	74,055	87,435

Commitments and Contingencies
Minority Interest	—	1,568

Shareholders’ Equity:
Series A 8% Convertible Preferred Stock – $.01 par value, 1,000,000 shares authorized, none issued	—	—
Common Stock – $.01 par value, 49,000,000 shares authorized, 34,684,536 shares outstanding at January 31, 2006 and 33,495,479 shares outstanding at April 30, 2005	346	335
Capital in Excess of Par	116,496	112,512
Accumulated Deficit	(81,101)	(79,827)
Accumulated Other Comprehensive Loss
Cumulative Translation Adjustment, net of income tax of $0 and $0	(6,838)	(3,506)
Unrealized Loss on Cash Flow Hedges, net of income tax of $0 and $19	(94)	(50)

Total Shareholders’ Equity	28,809	29,464

	$102,864	$118,467

See Accompanying Notes to

Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share data)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2005	2006	2005
		(restated)		(restated)
Revenues	$47,530	$41,750	$140,201	$124,136
Cost of Sales	27,344	25,874	79,748	78,697

Gross Margin	20,186	15,876	60,453	45,439

Expenses:
Sales and Marketing	8,359	7,372	23,808	20,664
Research and Engineering	2,070	1,396	5,640	4,273
General and Administrative	8,306	5,377	21,656	14,873
Restructuring	76	—	661	—
Financial Consulting	—	—	—	623
Gain on Barton Sale	—	—	(2,500)	—

	18,811	14,145	49,265	40,433

Operating Income	1,375	1,731	11,188	5,006
Interest Income (Expense), Net	22	(3,664)	(1,341)	(10,376)
Fair Value Adjustment on Warrants Issued	(2,117)	—	(6,952)	—
Other (Expense) Income, Net	(789)	129	(1,368)	2,690

(Loss) Income Before Provision for Income Taxes	(1,509)	(1,804)	1,527	(2,680)
Provision for Income Taxes	(398)	(404)	(2,213)	(1,533)

Loss From Continuing Operations	(1,907)	(2,208)	(686)	(4,213)
(Loss) Income From Operations of Discontinued Operations, Net of Income Tax of $0, $139, $488 and $300	—	(1,293)	966	(1,966)
Loss on Sale of Discontinued Operations, Net of Income Tax of $334 and $334	(407)	—	(1,554)	—

Net Loss	$(2,314)	$(3,501)	$(1,274)	$(6,179)

Basic and Diluted Loss Per Share:
Loss From Continuing Operations	$(0.06)	$(0.14)	$(0.02)	$(0.27)
Loss From Discontinued Operations	(0.01)	(0.08)	(0.02)	(0.12)

Net Loss	$(0.07)	$(0.22)	$(0.04)	$(0.39)

Weighted Average Shares Used in Computing Basic and Diluted Loss Per Share
Basic and Diluted	34,653	15,950	34,516	15,847

See Accompanying Notes to

Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Nine Months Ended January 31,
	2006	2005
		(restated)
Cash Flows from Operating Activities:
Net Loss	$(1,274)	$(6,179)
Adjustments to Reconcile Net Loss to Cash Provided by Operating Activities:
Depreciation and Amortization	2,982	3,954
Loss on Sale of Discontinued Operations	1,554	—
Fair Value Adjustment on Warrants Issued	6,952	—
Foreign Currency Loss, Net	(796)	(1,203)
Amortization of Debt Discount	—	812
Stock Compensation Expense	3,019	691
Other Non-Cash Items	1,107	(147)
Changes in Operating Accounts:
Receivables	3,209	7,141
Inventory	(5,479)	(2,201)
Other Operating Assets	11	(1,873)
Customer Deposits	6,179	11,908
Accounts Payable	(1,979)	(1,646)
Deferred Revenue	(1,145)	2,945
Other Operating Liabilities	1,438	3,826

Cash Provided by Operating Activities	15,778	18,028

Cash Flows from Investing Activities:
Expenditures for Property and Equipment	(1,367)	(761)
Restricted Cash	496	972
Cash Received in Sale of Business, net of Cash Sold	2,119	—
Other	214	671

Cash Provided by Investing Activities	1,462	882

Cash Flows from Financing Activities:
(Repayments) Borrowings of Notes Payable, Net	(545)	(5,023)
Payments on Senior Credit Agreement	(46,660)	(48,889)
Borrowings on Senior Credit Agreement	46,499	31,100
Payments of Long-Term Obligations	(96)	(59)
Borrowings on Long-Term Obligations	—	4,180
Dividends Paid to Joint Venture Partner	(989)	—
Proceeds from Exercise of Warrants and Stock Options	177	—

Cash Used In Financing Activities	(1,614)	(18,691)

Effect of Changes in Exchange Rates on Cash	(1,341)	257

Increase in Cash and Cash Equivalents	14,285	476
Cash and Cash Equivalents at Beginning of Period	12,976	11,734

Cash and Cash Equivalents at End of Period	$27,261	$12,210

Supplemental Disclosure of Noncash Financing Activity
Issuance of warrants to lenders	$—	$960
Issuance of compensatory common stock on executive incentive compensation plan	$799	$680
Conversion of Interest Payable to Long-Term Obligations	$—	$2,625

Supplemental Disclosure of Cash Flow Information
Cash paid for interest expense	$751	$2,897
Cash paid for income taxes	$1,965	$2,339

See Accompanying Notes to

Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

AND COMPREHENSIVE LOSS

(unaudited, in thousands)

	Common Stock		Capital In Excess of Par	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity (Deficit)
	Shares	Par Value
Balances, April 30, 2004	15,510	$156	$54,686	$(58,630)	$(4,429)	$(8,217)
Components of Comprehensive Loss:
Net Loss (restated)				(8,857)		(8,857)
Unrealized Gain on Cash Flow Hedges, Net of Income Tax of $30					(76)	(76)
Cumulative Translation Adjustment, Net of Income Tax of $0					1,447	1,447

Total Comprehensive Loss (restated)						(7,486)

Issuance of Warrants			960			960
Stock Compensation	366	4	1,375			1,379

Balances, January 31, 2005	15,876	$160	$57,021	$(67,487)	$(3,058)	$(13,364)

Balances, April 30, 2005	33,495	$335	$112,512	$(79,827)	$(3,556)	$29,464
Components of Comprehensive Loss:
Net Loss (restated)				(1,274)		(1,274)
Unrealized Loss on Cash Flow Hedges, Net of Income Tax of $155					(492)	(492)
Reclassification Adjustment for Settlement of Cash Flow Hedges, Net of Income Tax of $174					448	448
Reclassification of Cumulative Translation Adjustment to Income, Net of Income Tax of $0					(1,845)	(1,845)
Cumulative Translation Adjustment, Net of Income Tax of $0					(1,487)	(1,487)

Total Comprehensive Loss (restated)						(4,650)

Exercise of Warrants and Stock Options	927	9	168			177
Stock Compensation	263	2	3,816			3,818

Balances, January 31, 2006	34,685	$346	$116,496	$(81,101)	$(6,932)	$28,809

See Accompanying Notes to

Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended January 31, 2006

(unaudited)

1.	Basis of Presentation

In the opinion of the management of Flow International Corporation (the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring items and accruals necessary to fairly present the financial position, results of operations and cash flows of the Company. These interim financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, and should be read in conjunction with the April 30, 2005 consolidated financial statements included in the Company’s Annual Report filed with the Securities and Exchange Commission on Form 10-K/A (Amendment No. 2) on January 31, 2006. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company’s financial statements. Actual results may differ from these estimates under different assumptions or conditions. Operating results for the three and nine months ended January 31, 2006 may not be indicative of future results.

2.	Restatement

As reported in the Company’s April 30, 2005 Form 10-K/A Amendment No. 1 and No. 2, the Company identified errors in the Consolidated Financial Statements related to the impairment of goodwill, the valuation of anti-dilution warrants, additional costs incurred on percentage-of-completion contracts and the presentation of percentage-of-completion related balances on the Consolidated Balance Sheet, the computation of stock compensation expense, the allocation of the valuation allowance to deferred tax asset and liability balances, the recording of straight-line rent expense, the classification of technical service expenses, income tax provision and the recording of minority interest. The Company restated its consolidated financial statements as of and for the year ended April 30, 2005 as described in the Form 10-K/A Amendment No. 1 and No. 2. These errors impacted the Condensed Consolidated Statement of Cash Flows for the nine months ended January 31, 2005, included in this Form 10-Q related to the Company’s balance sheet presentation of accounts receivable and cash receipts relating to contracts accounted for using the percentage-of-completion method. The Company recorded a reduction in receivables and customer deposits of $7.8 million. The effect of this error did not impact total cash flows from operating, investing and financing activities.

Subsequent to the filing of the Company’s original Form 10-Q for the fiscal quarter ended October 31, 2005, and as reported in the Company’s April 30, 2005 Form 10-K/A Amendment No. 2, the Company identified errors in the Consolidated Financial Statements related to the income tax provision and the recording of minority interest. These misstatements occurred because the Company incorrectly calculated the consolidated tax provision by an amount equal to the separate tax provision of Flow Autoclave Systems, Inc. (“Flow Autoclave”). The Company also reviewed the accounting for minority interest in Flow Autoclave (included in Discontinued Operations) and determined that it had incorrectly recorded minority interest based on pre-tax income rather than on after-tax income. These errors impacted the Condensed Consolidated Statements of Operations for the nine months ended January 31, 2005, included in this Form 10-Q. The Condensed Consolidated Statement of Operations for the three months ended January 31, 2005 was not impacted.

In addition, the Company identified errors in the classification of expenses between Cost of Sales, Sales and Marketing Expenses, Research and Engineering Expenses and General and Administrative Expenses for the three and nine months ended January 31, 2005. These errors had no impact on Loss from Continuing

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended January 31, 2006

(unaudited)

Operations or Discontinued Operations or Net Loss for the three and nine months ended January 31, 2005, but the errors did impact certain pre-tax costs and expenses included in Continuing Operations, which have been corrected in this Form 10-Q.

The effect of the restatements and the reclassification of discontinued operations (see Note 5) on the Company’s unaudited Condensed Consolidated Statements of Operations for the three and nine months ended January 31, 2005 is as follows (dollars in thousands):

	Three Months Ended January 31, 2005		Nine Months Ended January 31, 2005
	(As previously reported)	(Reclassified for Discontinued Operations)	(As previously reported)	(Reclassified for Discontinued Operations)	(As reclassified and restated)
Revenues	$49,872	$41,750	$154,321	$124,136	$124,136
Cost of Sales	31,258	25,874	99,557	78,697	78,697

Gross Margin	18,614	15,876	54,764	45,439	45,439

Expenses:
Sales and Marketing	8,541	7,372	23,916	20,664	20,664
Research and Engineering	2,171	1,396	6,677	4,273	4,273
General and Administrative	6,717	5,377	18,149	14,873	14,873
Restructuring	239	—	239	—	—
Financial Consulting	—	—	623	623	623

	17,668	14,145	49,604	40,433	40,433

Operating Income	946	1,731	5,160	5,006	5,006
Interest Expense, Net	(3,748)	(3,664)	(10,632)	(10,376)	(10,376)
Other (Expense) Income, Net	(156)	129	1,064	2,690	2,690

Loss Before Provision for Income Taxes	(2,958)	(1,804)	(4,408)	(2,680)	(2,680)
Provision for Income Taxes	(543)	(404)	(1,707)	(1,407)	(1,533)

Loss From Continuing Operations	(3,501)	(2,208)	(6,115)	(4,087)	(4,213)
Loss From Operations of Discontinued Operations, Net of Income Tax of $0, $139, $0, $0 and $300	—	(1,293)	—	(2,028)	(1,966)

Net Loss	$(3,501)	$(3,501)	$(6,115)	$(6,115)	$(6,179)

Basic and Diluted Loss Per Share:
Loss From Continuing Operations	$(0.22)	$(0.14)	$(0.39)	$(0.26)	$(0.27)
Loss From Discontinued Operations	—	(0.08)	—	(0.13)	(0.12)

Net Loss	$(0.22)	$(0.22)	$(0.39)	$(0.39)	$(0.39)

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended January 31, 2006

(unaudited)

3.	Liquidity

On July 8, 2005, the Company executed a new $30 million, three year senior credit agreement (the “Credit Agreement”) with Bank of America N.A. and U.S. Bank N.A. This credit agreement expires July 8, 2008 and bears interest at the bank’s prime rate (7.5% at January 31, 2006) or is linked to LIBOR plus a percentage depending on the Company’s leverage ratios, at the Company’s option.

The Company’s Credit Agreement is its primary source of external funding. At January 31, 2006, the balance outstanding on the Credit Agreement was $9.5 million against a maximum available borrowing of $30 million. The available credit at January 31, 2006, net of $2.2 million in outstanding letters of credit, was $18.3 million.

The Company believes that its existing cash, cash from operations, and credit facilities at January 31, 2006 are adequate to fund its operations for the foreseeable future.

4.	Restructuring

In fiscal 2005, the Company completed the execution of a restructuring plan, begun in May 2003, intended to return the Company to profitability through reductions in headcount, consolidation of facilities and operations, and closure or divestiture of selected operations.

In June 2005, under a new initiative, the Company announced the closing and relocation of its Wixom, Michigan facility to its Burlington, Ontario facility. The Company terminated 25 employees and recorded associated severance benefits of $175,000 which were paid in the first six months of fiscal 2006. In October 2005, once the facility was vacated, the Company recorded restructuring charges related to lease termination costs of $278,000, net of expected sublease income, and wrote off leasehold improvements of $108,000 related to this leased space.

In January 2006, the Company reassessed its lease accrual as it has been unsuccessful in its efforts to sublease the vacated facility and increased the accrual by $76,000.

The remaining accrued facility exit costs for all segments of $594,000, which consist of long-term lease commitments, net of expected sublease income, will be paid primarily over the next two years.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended January 31, 2006

(unaudited)

The following table summarizes accrued restructuring activity (in thousands):

	North America Waterjet	Other International Waterjet	Other		Discontinued Operations		Consolidated
	Facility Exit Costs	Facility Exit Costs	Severance Benefits	Facility Exit Costs and Other	Severance Benefits	Facility Exit Costs	Severance Benefits	Facility Exit Costs and Other	Total
Balance, April 30, 2004	$139	$333	$—	$—	$244	$191	$244	$663	$907
Q1 cash payments	(9)	(4)	—	—	(68)	(3)	(68)	(16)	(84)

Balance, July 31, 2004	130	329	—	—	176	188	176	647	823
Q2 cash payments	(9)	(4)	—	—	(64)	(3)	(64)	(16)	(80)

Balance, October 31, 2004	121	325	—	—	112	185	112	631	743
Q3 restructuring charge		—	—	—	120	119	120	119	239
Q3 cash payments	(9)	(10)	—	—	(56)	(42)	(56)	(61)	(117)

Balance, January 31, 2005	112	315	—	—	176	262	176	689	865
Q4 cash payments	(9)	(31)	—	—	(89)	(20)	(89)	(60)	(149)

Balance, April 30, 2005	103	284	—	—	87	242	87	629	716
Q1 restructuring charge	—	—	74	24	—	—	74	24	98
Q1 cash payments	(9)	(30)	(74)	—	(83)	(20)	(157)	(59)	(216)
Q1 charge-offs	—	—	—	(24)	—	—	—	(24)	(24)

Balance, July 31, 2005	94	254	—	—	4	222	4	570	574
Q2 restructuring charge	—	—	101	386	—	—	101	386	487
Q2 cash payments	(9)	(30)	(101)	—	(4)	(20)	(105)	(59)	(164)
Q2 charge-offs	—	—	—	(108)	—	(202)	—	(310)	(310)

Balance, October 31, 2005	85	224	—	278	—	—	—	587	587
Q3 restructuring charge	—	—	—	76	—	—	—	76	76
Q3 cash payments	(9)	(30)	—	(30)	—	—	—	(69)	(69)

Balance, January 31, 2006	$76	$194	$—	$324	$—	$—	$—	$594	$594

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended January 31, 2006

(unaudited)

5.	Discontinued Operations

During the second quarter of fiscal 2006, the Board of Directors approved the Company’s plan to sell certain of its non-core businesses as a result of the strategy to divest itself of operations that are not part of its core ultra-high-pressure water pump business. On September 30, 2005, the Company entered into an agreement to divest its General Press operations, which consist of the North America Press and the International Press segments, as well as the non-ultrahigh-pressure portion of the Food segment. The ultrahigh-pressure portion of the Food segment will be shown in North America Waterjet on a go-forward basis. The sale of the business, collectively hereafter referred to as the Avure Business, was consummated on October 31, 2005. The consideration included cash of $6 million, less a working capital adjustment of $951,000, which was received on November 1, 2005, and a promissory note of $8 million payable 90 days after closing at a simple interest rate of 10% per annum. These amounts are included in the Receivable from Purchaser of Avure Business on the January 31, 2006 Condensed Consolidated Balance Sheet. In addition, the Company received a promissory note of $2 million payable at 3 years after closing at a simple interest rate of 6% per annum. The $2 million promissory note was reduced by 50% of the pension balance of the International Press segment as of October 31, 2005 or $687,500 and is included in Other Assets on the January 31, 2006 Condensed Consolidated Balance Sheet. On March 14, 2006, the Company received the payment of principal and interest on the $8 million promissory note which had been due 90 days after closing.

The purchaser of the Avure Business (“Purchaser”) subsequently claimed that it is entitled to a further working capital adjustment, which claim the Company has disputed, and the Company and the Purchaser have agreed to resolve this claim in accordance with the procedure agreed on at the time of sale. The Company and the Purchaser have also agreed that the Purchaser shall have a limited right to prepay, at a 12.5% discount, the balance of the promissory note due 3 years after closing. The Company and the Purchaser have further agreed to amend certain terms of the agreement providing for the supply by the Company to the Purchaser of pumps and spare parts.

The Company initially recorded a loss of $1,147,000, net of income taxes of $334,000, on the sale. For the three month period ended January 31, 2006, the Company has increased its Loss on Sale of Discontinued Operations by $300,000 as its best estimate of the amount to settle the working capital dispute, and by $107,000 as a discount on the 3 year note, for a total of $407,000.

The Company has classified the financial results of its Avure Business as discontinued operations on the Condensed Consolidated Statement of Operations for all periods presented. The Condensed Consolidated Balance Sheets as of April 30, 2005 and the Condensed Consolidated Statements of Cash Flows for the nine months ended January 31, 2005 do not reflect discontinued operations treatment for the Avure Business as the Company has elected not to reclassify its balance sheets or cash flows for this discontinued operation because the amounts were not material.

Summarized financial information for the discontinued operations is set forth below (dollars in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2005	2006	2005
Revenue	$—	$8,122	$16,087	$30,185
(Loss) income before provision for income taxes	—	(1,154)	1,454	(1,666)
Provision for income taxes	—	(139)	(488)	(300)
(Loss) income from operations of discontinued operations	—	(1,293)	966	(1,966)

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended January 31, 2006

(unaudited)

6.	Loss Per Share and Stock-Based Compensation

Basic net loss per share represents net loss available to common shareholders divided by the weighted average number of shares outstanding during the period. Diluted net loss per share represents net loss available to common shareholders divided by the weighted average number of shares outstanding including the potentially dilutive impact of stock options and warrants, where appropriate. Potential common share equivalents of stock options and warrants are computed by the treasury stock method and are included in the denominator for computation of earnings per share if such equivalents are dilutive.

The following table sets forth the computation of basic and diluted income (loss) from continuing operations per share for the three and nine months ended January 31, 2006 and 2005 (dollars in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2005	2006	2005
Numerator:
Loss from continuing operations	$(1,907)	$(2,208)	$(686)	$(4,213)
Denominator:
Denominator for basic loss from continuing operations per share—weighted average shares	34,653	15,950	34,516	15,847
Dilutive potential common shares from employee stock options	—	—	—	—
Dilutive potential common shares from warrants	—	—	—	—

Denominator for diluted loss from continuing operations per share—weighted average shares and assumed conversions	34,653	15,950	34,516	15,847

Basic and diluted loss from continuing operations per share	$(0.06)	$(0.14)	$(0.02)	$(0.27)

The effect of all stock options (a total of 1,483,678 and 2,121,480 at January 31, 2006 and 2005, respectively) and warrants (a total of 2,269,465 shares and 1,167,891 shares at January 31, 2006 and 2005, respectively) have been excluded from the diluted weighted average share denominator for the three and nine months ended January 31, 2006 and 2005, as their effect would be anti-dilutive.

The Company engaged an independent third party in a Consulting Agreement effective March 1, 2003 to provide executive coaching and organizational services. In partial consideration for such services, the Company issued 25,303 unregistered shares of common stock, valued at $70,000 which was expensed during the nine months ended January 31, 2005.

On July 28, 2004, in connection with the execution of amendments to its senior credit and subordinated debt agreement, the Company issued to the senior lenders and the subordinated lender a total of 300,000 detachable warrants to purchase common stock at $.01 per share as a fee.

On March 21, 2005, the Company sold 17,473,116 equity units at 3.72 per unit in a Private Investment in Public Equity Transaction (“PIPE Transaction”). A unit consists of one share of common stock and one warrant to buy 1/10th of a share of common stock. Total warrants issued amount to a share equivalent of 1,747,312 and entitle the holder to purchase one share of common stock for $4.07.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended January 31, 2006

(unaudited)

Because the market price of the common stock issued in the PIPE exceeded $3.70, the Company issued approximately 304,000 anti-dilution warrants to the current warrant holders prior to the PIPE Transaction.

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

(in thousands, except per share data)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2005	2006	2005
Net loss, as reported	$(2,314)	$(3,501)	$(1,274)	$(6,179)
Add: Employee stock-based compensation under APB 25 included in net loss	1,715	183	3,019	621
Deduct: Total employee stock-based compensation expense determined under fair value based method for all awards	(309)	(194)	(718)	(678)

Pro forma net (loss) income	$(908)	$(3,512)	$1,027	$(6,236)

Net loss per share:
As reported—basic and diluted	$(0.07)	$(0.22)	$(0.04)	$(0.39)
Pro forma—basic and diluted	$(0.03)	$(0.22)	$0.03	$(0.39)

To determine compensation expense under FAS 123, the Company used the following assumptions:

	Fiscal 2006	Fiscal 2005
Risk-free interest rates	4.01%	4.34%
Expected lives	Five years	Six years
Expected dividend yields	0%	0%
Expected volatility	62.8%	62.0%

During the three and nine months ended January 31, 2006 and 2005, the Company recorded total employee non-cash compensation expense related to various compensatory arrangements which provide common stock or restricted stock units, rather than options, to the Board of Directors and executive management. The table below presents the expense components related to the various common stock arrangements for the three and nine months ended January 31, 2006 and 2005.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2005	2006	2005
	(in thousands)
Accrual for annual compensatory stock award to Board members	$60	$60	$180	$180
Executive employment and retention contracts	1,655	123	2,839	441

	$1,715	$183	$3,019	$621

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended January 31, 2006

(unaudited)

Effective February 23, 2006, the Company amended the term of its key executive retention program agreements entered into with certain executives in July 2003, at the beginning of its turnaround. These agreements were intended to provide key executives with incentives to remain with the Company by providing periodic cash payments and a stock distribution in January 2007. As the Company’s financial condition has improved, thus reducing the risk that key executives will seek other employment, and the Company’s stock price has risen increasing the cost to the Company associated with the equity portion of the retention agreements, the Company has agreed to terminate these agreements and distribute remaining unpaid amounts. The Company accrued a total of $1.5 million during the three months ended January 31, 2006 which included $899,000 from the impact of the acceleration on awards of restricted stock units under these agreements and their termination.

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

The Company retained four reportable segments after the sale of Avure Business. These segments, North America Waterjet, Asia Waterjet, Other International Waterjet and Other (together known as Waterjet), utilize the Company’s released pressure technology. The Waterjet operation includes cutting and cleaning operations, which are focused on providing total solutions for the aerospace, automotive, job shop, surface preparation and paper industries. Segment operating results are measured by the Company’s Chief Executive Officer based on operating income. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies included in the Company’s April 30, 2005 Form 10-K/A Amendment No. 2.

A summary of operations by reportable segment is as follows:

(in thousands)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2005	2006	2005
Revenue
North America Waterjet	$25,330	$21,404	$76,901	$57,967
Asia Waterjet	7,168	5,877	20,404	18,681
Other International Waterjet	9,771	8,154	27,013	23,686
Other*	5,261	6,315	15,883	23,802

	$47,530	$41,750	$140,201	$124,136

Operating Income (Loss)
North America Waterjet	$(1,419)	$189	$3,919	$1,165
Asia Waterjet	2,154	1,462	5,515	4,705
Other International Waterjet	700	(67)	1,327	(445)
Other*	(132)	132	467	(469)
Eliminations	72	15	(40)	50

	$1,375	$1,731	$11,188	$5,006

*	The Other segment is comprised of divisions which provide automation and robotic waterjet systems to a broad range of industries including the automotive and other industries.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended January 31, 2006

(unaudited)

8.	Receivables

Receivables consist of the following:

(in thousands)

	January 31, 2006	April 30, 2005
Trade Accounts Receivable	$25,598	$37,157
Unbilled Revenues	1,963	5,027

	27,561	42,184
Less Allowance for Doubtful Accounts	(3,465)	(3,859)

	$24,096	$38,325

Receivables at April 30, 2005 included $11.8 million related to the Avure Business.

9.	Inventories

Inventories consist of the following:

(in thousands)

	January 31, 2006	April 30, 2005
Raw Materials and Parts	$11,332	$13,218
Work in Process	2,303	4,799
Finished Goods	6,538	6,201

	$20,173	$24,218

Inventories at April 30, 2005 include $6.2 million related to the Avure Business.

During the three months ended January 31, 2006, the Company reviewed the estimated useful life and salvage value assumptions for its evaluation units which are included in finished goods inventory. The Company determined that these estimates should be changed and recorded a related charge of $220,000 related to the change in salvage value.

10.	Income Taxes

For the three and nine months ended January 31, 2006 and 2005, the tax provision consists of current expense related to operations in foreign jurisdictions which are profitable and without loss carryforwards. In addition, certain operations in jurisdictions (principally Germany and the US) reported net operating losses for which no benefit was recognized as it is more likely than not that such benefit will not be realized.

Due to a history of losses and uncertainty of future earnings, the Company continues to provide a full valuation allowance against its net operating losses and other net deferred tax assets, arising in all tax jurisdictions because the realization of such assets is not more likely than not. The domestic net operating losses can be carried forward 20 years to offset domestic profits in future periods and expire from fiscal 2022 through fiscal 2024 and other foreign net operating losses have no expiration dates.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended January 31, 2006

(unaudited)

In fiscal 2004, the Company has determined it is no longer able to permanently defer undistributed earnings of certain foreign subsidiaries and has recorded a $1.7 million liability for withholding taxes payable on future repatriation of foreign earnings. The Company has continued to record liabilities for withholding taxes on earnings of these foreign operations. During the three and nine months ended January 31, 2006, the Company repatriated $0 million and $1.4 million from certain foreign subsidiaries and plans to continue to repatriate additional earnings in the future.

11.	Notes Payable and Long-Term Obligations

	January 31, 2006	April 30, 2005
Long-Term Obligations:
Senior Credit Agreement	$9,536	$9,695
Term Loans Payable	4,468	5,921

	14,004	15,616
Less Current Portion	(865)	(9,912)

	$13,139	$5,704

Notes Payable	$2,311	$3,531

On July 8, 2005, the Company signed the Credit Agreement. The Company expensed $489,000 of fees during the nine months ended January 31, 2006 related to the prior credit agreement all in the first fiscal quarter of 2006. The Credit Agreement provides for a revolving line of credit of up to $30 million with a maturity date of July 8, 2008 and is collateralized by a general lien on all of the Company’s assets. Interest rates under the Agreement are at LIBOR plus a percentage depending on leverage ratios or at the Bank of America’s prime rate in effect from time to time, at the Company’s option. LIBOR and the prime rate at January 31, 2006 were 4.57% and 7.5%, respectively. The rate in effect on the balance outstanding at January 31, 2006 was 7.5%. The Credit Agreement requires compliance with funded debt, tangible net worth and liquidity ratios. The Company also pays an annual letter of credit fee equal to 2.5% of the amount drawn under each outstanding letter of credit. The annual letter of credit fee is payable quarterly in arrears. In addition, the Credit Agreement, similar to prior agreements, includes a subjective acceleration clause which permits the lenders to demand payment in the event of a material adverse change. The prior credit agreement, however, included a process whereby the Company’s current excess cash receipts directly reduced the outstanding senior credit facility balance. Therefore, at April 30, 2005, the balance outstanding was classified as a current liability. The Credit Agreement does not include this provision, therefore, the outstanding balance is classified in Long-Term Obligations.

As of January 31, 2006, the Company had $18.3 million of domestic unused line of credit, net of $2.2 million in outstanding letters of credit and $9.5 million in outstanding borrowings.

The Company was in compliance with all covenants as of January 31, 2006 and for the quarter then ended.

The Company has obtained a seven-year collateralized long-term loan, expiring in 2011, in the amount of 145 million New Taiwanese Dollars (US$4.5 million at January 31, 2006) bearing interest at an annual rate of 2.945%. The loan is collateralized by the Company’s recently completed manufacturing facility in Taiwan. In June 2004, the Company borrowed $4.1 million against this facility and repatriated $3.5 million to the U.S. to reduce amounts outstanding under the senior credit facility. The balance of $4.3 million at January 31, 2006 is included in Term Loans Payable.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended January 31, 2006

(unaudited)

The Company also has five unsecured credit facilities in Taiwan with a commitment totaling 228 million New Taiwanese Dollars (US$7.1 million at January 31, 2006), bearing interest at rates ranging from 1.9% to 2.945% per annum. The credit facilities generally have maturities of 12 months and can be extended for like periods, as needed, at the bank’s option. At January 31, 2006, the balance outstanding under these credit facilities amounts to US$2.3 million and is shown under Notes Payable.

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

The following table shows the fiscal 2006 year-to-date activity for the Company’s warranty obligations:

(in thousands)

Accrued warranty balance as of April 30, 2005	$1,710
Accruals for warranties	1,116
Adjustment for sale of Avure Business – see Note 5	(326)
Warranty costs incurred	(1,213)

Accrued warranty balance as of January 31, 2006	$1,287

13.	Fair Value Adjustment on Warrants Issued and Other Income (Expense), Net

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

Under terms of the PIPE Transaction, the Company was subject to liquidated damages of $650,000 per month, if it failed to cause the S-1 to become effective before March 10, 2006.

Under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), the fair value of the warrants issued under the PIPE Transaction have been reported initially as a liability due to the requirement to net-cash settle the transaction until the Company’s Form S-1 is declared effective. The reason for this treatment is that there are cash payment penalties of 1% of the gross proceeds per month ($650,000) had the Form S-1 not been declared effective prior to March 10, 2006. Upon effectiveness of the Form S-1, these amounts will be reclassified into Capital in Excess of Par in the Equity section of the Consolidated Balance Sheet. The warrants are considered a derivative financial instrument and are being marked to fair value quarterly until the Form S-1 is declared effective. The changes in fair value of the warrants are recorded to the Condensed Consolidated Statement of Operations as Other Income (Expense), net. The Company reported $2.1 million and $7.0 million of expense in the three and nine months ended January 31, 2006, respectively, associated with the change in the fair value of the warrants. There was no fair value adjustment in any other periods presented.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended January 31, 2006

(unaudited)

On February 22, 2006, the Company announced that its Form S-1 registration statement, which was filed with the Securities and Exchange Commission for the sale of 19,987,270 shares of the Company’s common stock and warrants, had been declared effective. The registration statement covers the resale from time to time of shares issued to certain institutional investors under the terms of the PIPE Transaction that the Company completed on March 21, 2005, raising net proceeds of nearly $60 million. This includes 17,799,179 shares of common stock and 1,707,010 shares of stock issuable upon exercise of warrants issued in the PIPE transaction. The registration statement also covers the resale from time to time of 481,081 shares of stock issuable upon exercise of warrants issued to the Company’s lenders in connection with certain loan transactions.

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

The following table shows the detail of Other (Expense) Income, net, in the accompanying Consolidated Statements of Operations:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2005	2006	2005
Realized Foreign Exchange (Losses) Gains, Net	$(219)	$653	$(439)	$1,992
Unrealized Foreign Exchange Gains (Losses), Net	(513)	(609)	(971)	642
Other	(57)	85	42	56

	$(789)	$129	$(1,368)	$2,690

14.	Commitments and Contingencies

At any time, the Company may be involved in certain legal proceedings in addition to the Omax matter described below. As of January 31, 2006, the Company has accrued its estimate of the probable costs for the resolution of these claims. This estimate has been developed in consultation with legal counsel and is based upon an analysis of potential outcomes, assuming a combination of litigation and settlement strategies. The Company does not believe these proceedings will have a material adverse effect on its consolidated financial position. However, it is possible that future results of operations or cash flows for any particular quarterly or annual period could be materially affected by changes in the Company’s assumptions, or the effectiveness of its strategies, related to these proceedings.

On November 18, 2004, Omax Corporation (“Omax”) filed suit against the Company alleging that the Company’s products infringe on Omax’s patents. The suit also seeks to have a specific patent held by the Company declared invalid. The Company asserts that it does not infringe Omax’s patents and Omax’s patents are invalid and unenforceable. In its counterclaim, the Company seeks damages from Omax for violation of antitrust laws and injunctive relief and damages for infringement of the Company’s patent. The trial date has been set for February 2007. Although the Omax suit seeks damages of over $100 million, the

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended January 31, 2006

(unaudited)

Company believes Omax’s claims are without merit and intends not only to contest Omax’s allegations of infringement but also to vigorously pursue its claims with regard to its own patent. Accordingly, the Company has not provided any loss contingency accrual related to the Omax lawsuit as of January 31, 2006. The Company will incur legal expenses as part of this lawsuit and will expense them as incurred.

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

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended January 31, 2006

(unaudited)

16.	Other Significant Events

On August 26, 2005, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with Barton Mines Company (“Barton”) to sell Barton the Company’s customer list for $2.5 million in cash at closing. In addition, the Purchase Agreement gives Barton the right to sell abrasive to the Company’s customers for future annual payments of up to $250,000 for the next three years based on achievement of system sales targets and royalty payments for systems sold over the next 10 years. The Company has also recognized revenue of $338,000 related to these arrangements for the three and nine months ended January 31, 2006.

17.	Reclassifications

Certain fiscal 2005 amounts have been reclassified to conform to the fiscal 2006 presentation. Such reclassifications had no impact on net loss, shareholders’ equity or cash flows as previously reported.

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT:

Statements made in this quarterly report on Form 10-Q that are not historical facts are forward-looking statements that involve risks and uncertainties. Forward-looking statements typically are identified by the use of such terms as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “plan,” “potential,” “continue” or similar words, although some forward-looking statements are expressed differently. We caution investors that forward-looking statements are only predictions based on our current expectations about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements. You should be aware that our actual results could differ materially from those contained in any forward-looking statement due to a number of factors, which include, but are not limited to the following: the special risk factors and uncertainties set forth below; our belief that the financial covenants in our credit facilities are achievable based on current financial forecasts; our belief that the existing cash and credit facilities at January 31, 2006 are adequate to fund our operations for the foreseeable future and that if the Company fails to achieve its planned revenues, costs and working capital objectives, management has the ability to curtail capital expenditures and reduce costs to levels that will be sufficient to enable the Company to meet its cash requirements and debt covenants through April 30, 2006; possible fluctuations in results and cash flows as a result of general economic conditions, demand for our products, capital budgets of customers, competitive pressures, currency fluctuations, and other factors; our expectations that the benefits from our restructuring activities should continue our ability to curtail capital expenditures, control costs and expenses; that our waterjets are experiencing growing acceptance in the marketplace for their flexibility and superior machine performance; that future consumables sales should be positively impacted by the increased number of operating systems and by sales of the Company’s proprietary productivity enhancing kits, as well as the enhanced flexibility of parts purchased via the Internet at Flowparts.com; our ability to successfully develop and sell products in the competitive markets that we serve; access to capital; maintaining satisfactory relationships with our lending partners; political and trade relations; the overall level of consumer spending on capital equipment; the belief that Omax’s claims are without merit; our intent to contest Omax’s allegations; the estimated cost of contesting the Omax suit; increases in expenses as a result of expensing options. Additional information on these and other factors that could affect our financial results is set forth below and in our Amendment No. 2 to Form 10-K for the year ended April 30, 2005. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments, except as required by federal securities laws.

All references to fiscal years are references to our fiscal year end of April 30.

As described in Note 2 to the Condensed Consolidated Financial Statements, we have restated our Condensed Consolidated Financial Statements as of April 30, 2005 and for the three and nine months ended January 31, 2005, included in this Form 10-Q. Amounts in this section have been updated to reflect these restatements.

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

Our losses from continuing operations for the nine months ended January 31, 2006, and each of the fiscal years ended April 30, 2005, 2004 and 2003 were $0.7 million, $12.2 million, $10.7 million and $44.0 million, respectively. We believe our recently completed restructuring and related cost-cutting initiatives will reduce overall spending. However, if we are unable to contain expenses or if our restructuring efforts fail to adequately reduce costs, or if our sales are less than we project, we may incur losses in future periods. Economic weakness in our served markets may adversely affect our ability to meet our sales projections.

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

We have experienced and may continue to experience significant increases in the costs of materials we use in the manufacture of our products, such as steel, and we may not be able to either achieve corresponding increases in the prices of our products or reduce manufacturing costs to offset these increases, or if we do increase prices, we may experience lower sales. We have experienced and may continue to experience longer lead times for certain materials we use in the manufacture of our product, such as steel, and we may not be able to deliver our products in a timely fashion which could lower our sales. Any of the foregoing may adversely affect our financial results.

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

We have determined that we had material weaknesses in internal controls. Consequently, there is more than a remote likelihood that a material misstatement of our financial statements will not be prevented or detected in the current or any future period. Additionally we may conclude that our system of internal controls under Section 404 of Sarbanes-Oxley is not effective.

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

A significant portion of our sales take place outside of the United States, and we transact business in various foreign currencies, primarily the Canadian dollar, the Euro, the Japanese yen, and the New Taiwan dollar. In addition, our foreign divisions may have customer receivables and vendor obligations in currencies other than their local currency which exposes us to near-term and longer term currency fluctuation risks. The assets and liabilities of our foreign operations, with functional currencies other than the U.S. dollar, are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. Based on our results for the quarter ended January 31, 2006 for our foreign subsidiaries, and based on the net position of foreign assets less liabilities, a near-term 10% appreciation or depreciation of the U.S. dollar in all currencies we operate could impact operating income on an annualized basis by $1.3 million and other income (expense) by $1.6 million. Our financial position and cash flows could be similarly impacted.

Current year foreign sales have benefited from a weak U.S. dollar. If the dollar were to strengthen against certain foreign currencies, such as the euro and yen, our margins may be negatively affected.

A significant portion of our products sold outside the United States are manufactured domestically. The weaker U.S. dollar, relative to the local currency of many of the countries we sell into, has made our products less expensive, on a relative basis, when compared to locally manufactured products and products manufactured in certain other countries. As the U.S. dollar gains in value relative to these foreign currencies, our products would increase in cost to the customer relative to locally produced product and products manufactured in certain other countries, which could negatively impact sales.

Sales of newly registered stock could exert downward pressure on the market price of our stock

To the extent that shareholders who acquired shares of our common stock (either directly or through the exercise of warrants, which are exercisable at $0.01 per share) in the PIPE Transaction or in connection with certain loans acquired their shares at prices less than the then current trading price of our common stock, they may have an incentive to resell material amounts of such shares in the market which may, in turn, cause the trading price of our common stock to decline.

Changes in Financial Condition

We generated $15.8 million of cash from operating activities during the nine months ended January 31, 2006 compared to $18.0 million of cash generated for the nine months ended January 31, 2005. Customer deposits increased $6.2 million further contributing to the cash flow from operations. These deposits provide the funding for the manufacturing of our systems and primarily relate to large aerospace contracts that we have been awarded. The revenue associated with these deposits is expected to be recognized in the next twelve months. The current period’s operating cash flow also includes $2.5 million of cash received from the transaction with Barton referred to in the financial statements. Offsetting these inflows are increases in inventory of $5.5 million during the nine months ended January 31, 2006 which were the result of additional inventory purchases in our core business to meet the demand in the fourth quarter of fiscal 2006.

Net receivables are comprised of trade accounts and unbilled revenues. At January 31, 2006, the net receivables balance decreased $14.2 million or 37% from April 30, 2005. The decrease in net receivables stemmed from the reduction in trade receivables of $11.6 million or 31% from $37.2 million at April 30, 2005 to $25.6 million at

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

January 31, 2006 on sale of the Avure Business which reduced trade receivables by $7.5 million and on collection of standard waterjet system sales for the nine months ended January 31, 2006. Receivables days sales outstanding (including unbilled revenues and excluding the Avure business for the comparative periods) at January 31, 2006 remained flat at 49 consistent with April 30, 2005. This decrease in trade receivables was compounded by a reduction in unbilled revenues from $5.0 million at April 30, 2005 to $2.0 million at January 31, 2006, a $3.0 million or 61% decrease. The Avure Business accounted for $4.6 million of the decrease and was offset by an increase in the percentage complete on our aerospace contracts as well as a higher number of automation contracts being worked on. Our unbilled receivables relate to equipment and systems sales accounted for on a percentage of completion basis. Unbilled revenues fluctuate due to the scheduling of production and achievement of certain billing milestones. In general, receivables can be negatively affected by the traditionally longer payment cycle outside the United States and the timing of billings and payments on large special system orders. We do not believe these timing issues will present a material adverse impact on our short-term liquidity requirements. Because of the lead-time to build and deliver such equipment, ultimate collection of such accounts can be subject to changing customer business and economic conditions.

Inventories, net at January 31, 2006 decreased $4.0 million or 17% from April 30, 2005 driven by the sale of the Avure Business which accounted for $6.2 million. This was offset by an increase in Waterjet inventory of $2.1 million primarily related to some equipment for our aerospace contracts which we anticipate shipping in our fourth fiscal quarter of 2006.

Customer deposits were $9.1 million at January 31, 2006, versus the $10.6 million balance at April 30, 2005. The disposition of the Avure Business accounted for a decrease of $3.1 million which was offset by the receipt of milestone advances due under the significant aerospace contracts which we were awarded in fiscal 2005.

Liquidity and Capital Resources

Approximately $23.9 million of our cash is held by divisions outside the United States. The repatriation of offshore cash balances from certain divisions will trigger additional tax liabilities. In fiscal 2005, we repatriated $4.8 million from certain foreign subsidiaries. During the nine months ended January 31, 2006, we repatriated $1.4 million from a foreign subsidiary and we plan to continue repatriating additional funds in the future.

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

Under terms of the PIPE Transaction, we were required to cause the Form S-1 to become effective on or before March 10, 2006. The Form S-1 was declared effective on February 22, 2006.

Our domestic senior credit agreement (“Credit Agreement”) is our primary source of external funding. Effective July 8, 2005, we executed a new $30 million, three year senior credit agreement with Bank of America N.A. and

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

U.S. Bank N.A. This credit agreement expires July 8, 2008 and bears interest at the bank’s prime rate (7.5% at January 31, 2006) or is linked to LIBOR plus a percentage depending on our leverage ratios, at our option. The agreement sets forth specific financial covenants to be attained on a quarterly basis, which we believe, based on our financial forecasts, are achievable. At January 31, 2006, the balance outstanding on the Credit Agreement was $18.3 million against a maximum borrowing of $30 million. Our available credit at January 31, 2006, net of $2.2 million in outstanding letters of credit, was $18.3 million.

We believe that our existing cash, cash from operations, and credit facilities at January 31, 2006 are adequate to fund our operations for the foreseeable future.

On August 26, 2005, we received $2.5 million for selling Barton Mines Company the Company’s customer list. Under a Purchase Agreement, we also give them the right to sell abrasive to our customers for future annual payments of up to $250,000 for the next three years based on achievement of system sales targets and royalty payments for systems sold over the next 10 years.

Off-Balance Sheet Arrangements

We do not have any special purpose entities or off-balance sheet financing arrangements.

Contractual Obligations

During the quarter ended January 31, 2006, there were no material changes outside the ordinary course of business in our contractual obligations and minimum commercial commitments as reported in Amendment No. 2 to our Annual Report on Form 10-K for the year ended April 30, 2005.

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

Sales Summary:

Dollars in thousands

	Three months ended January 31,			Nine months ended January 31,
	2006	2005	% Change	2006	2005	% Change
Operational breakdown:
Waterjet:
Systems	$34,847	$29,367	19%	$100,518	$86,541	16%
Consumable parts and services	12,683	12,383	2%	39,683	37,595	6%

	$47,530	$41,750	14%	$140,201	$124,136	13%

Geographic breakdown:
United States	$25,339	$24,308	4%	$78,831	$70,134	12%
Rest of Americas	6,385	4,295	49%	17,394	13,900	25%
Europe	8,638	7,270	19%	23,572	21,421	10%
Asia	7,168	5,877	22%	20,404	18,681	9%

	$47,530	$41,750	14%	$140,201	$124,136	13%

Three and Nine Months Ended January 31, 2006 Compared to Three and Nine Months Ended January 31, 2005

(Tabular amounts in thousands)

Sales.

Our sales by segment for the periods noted below is summarized as follows:

	Three Months Ended January 31,				Nine Months Ended January 31,
	2006	2005	Difference	%	2006	2005	Difference	%
Sales
Waterjet:
North America	25,330	21,404	3,926	18%	76,901	57,967	18,934	33%
Asia	7,168	5,877	1,291	22%	20,404	18,681	1,723	9%
Other International	9,771	8,154	1,617	20%	27,013	23,686	3,327	14%
Other	5,261	6,315	(1,054)	(17)%	15,883	23,802	(7,919)	(33)%

Waterjet Total	47,530	41,750	5,780	14%	140,201	124,136	16,065	13%

Our Waterjet business includes cutting and cleaning operations, which are focused on providing total solutions for the aerospace, automotive, job shop, surface preparation (cleaning) and paper industries. It is comprised of four reporting segments: North America Waterjet, Asia Waterjet, Other International Waterjet and Other. The North America, Asia and Other International Waterjet segments primarily represent sales of our standard cutting

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

and cleaning systems throughout the world, as well as sales of our custom designed systems into the aerospace industry. The ‘Other’ segment represents sales of our automation and robotic waterjet cutting cells which are sold primarily into the North American automotive industry.

For the three months ended January 31, 2006, total Waterjet sales of $47.5 million increased $5.8 million or 14% as compared to the prior year same period. For the nine months ended January 31, 2006, total Waterjet sales of $140.2 million increased $16.1 million or 13% as compared to the prior year same period of which $18.9 million was recognized in our North America Waterjet segment. We continue to increase the market awareness of waterjet technology through investments in marketing and tradeshow activity. We also continue to invest in direct sales and technical services staff adding new personnel to service potential and existing customers. The growth in revenue in North America is a result of an increase in unit sales stemming from our increased sales and marketing activity as well as increased revenue recognition on large percentage-of-completion aerospace contracts. There were no significant price increases year over year, other than a price increase of 4% on selected systems which was instituted on February 1, 2005. Aerospace sales, which are also included in the North America segment, were $4.9 million and $14.6 million for the three and nine months ended January 31, 2006, respectively, up $3.8 million and $12.1 million from the prior year same respective periods from work completed on aerospace contracts awarded in fiscal 2005.

For the three and nine months ended January 31, 2006, Asia Waterjet segment revenue increased $1.3 million and $1.7 million, or 22% and 9%, over the prior year same respective periods. This increase was fueled by expansion of waterjet systems into the electronics industry in Taiwan. Growth in the Other International Waterjet segment represents primarily sales into Europe and South America. Revenues from our European operations have increased $1.4 million to $8.6 million during the three months ended January 31, 2006 on improved system deliveries while improving by $2.2 million for the nine months ended January 31, 2006 to $23.6 million. Sales into South America of $1.1 million and $3.4 million for the three and nine months ended January 31, 2006 improved $249,000 and $1.2 million over the respective prior year same periods on higher standard shapecutting system sales as we focused our efforts in this area. We typically sell our products at higher prices outside the U.S. due to the costs of servicing these markets.

The growth in our North America, Asia Waterjet, and Other International Waterjet segments was offset by declines in the ‘Other’ segments. The ‘Other’ segment recorded a $1.1 million and a $7.9 million decline for the three and nine months ended January 31, 2006 to $5.3 million and $15.9 million, respectively, from the prior year same periods due to a softness in the domestic automotive industry as well as from the closing and relocation of our Wixom, Michigan facility to our Burlington, Ontario facility. This shutdown was completed to combine like businesses and reduce operating costs. In addition, we recently established more selective bidding rules which have reduced our revenue.

We also analyze our Waterjet revenues by looking at system sales and consumable sales. Systems sales were $34.8 million, up $5.5 million or 19%, for the three months ended January 31, 2006 and up $14.0 million or 16%, for the nine months ended January 31, 2006 due to strong domestic shapecutting sales as well as increased aerospace revenue. Consumables revenues recorded an increase of $300,000 or 2% to $12.7 million for the three months ended January 31, 2006 and $2.1 million or 6% to $39.7 million for the nine months ended January 31, 2006, respectively. North America, South America, Asia and Europe all reported increase in spares sales for the three and nine months ended January 31, 2006 due to the increasing number of systems in service, our proprietary productivity enhancing kits and improved parts availability as well as the use of Flowparts.com, and our easy-to-use internet order entry system. We believe that spare parts sales should continue to increase as more systems are put into service as customers make greater use of their systems.

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cost of Sales and Gross Margins. Our gross margin by segment for the periods noted below is summarized as follows:

	Three Months Ended January 31,				Nine Months Ended January 31,
	2006	2005	Difference	%	2006	2005	Difference	%
Gross Margin
Waterjet:
North America	12,107	9,018	3,089	34%	36,972	26,584	10,388	39%
Asia	3,725	2,807	918	33%	10,084	8,533	1,551	18%
Other International	3,480	2,992	488	16%	10,022	8,063	1,959	24%
Other	874	1,059	(185)	(17)%	3,375	2,259	1,116	49%

Waterjet Total	20,186	15,876	4,310	27%	60,453	45,439	15,014	33%

Our gross margin as a percent of sales by segment for the periods noted below is summarized as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2005	2006	2005
Gross Margin Percentage
Waterjet:
North America	48%	42%	48%	46%
Asia	52%	48%	49%	46%
Other International	36%	37%	37%	34%
Other	17%	17%	21%	9%
Waterjet Total	42%	38%	43%	37%

Gross margin for the three and nine months ended January 31, 2006 amounted to $20.2 million or 42% of sales and $60.5 million or 43%, respectively, as compared to gross margin of $15.9 million or 38% of sales and $45.4 million or 37% in the prior year same periods. Domestically, the gross margin improvements are attributable to cost reductions from our global supply chain initiatives as well as improved cost absorption from higher sales volumes in standard shapecutting as well as aerospace system sales. Asia Waterjet margins rose for the three and nine months ended January 31, 2006 on strong product pricing and improved product mix. The Other International segment and Other segment margins remained flat for the three months ended January 31, 2006 as compared to the January 31, 2005 period while improving significantly over the prior nine month results due to better cost control and lower risk projects at our Other segment, which included significant costs accrued on loss contracts in the prior year period, and from strong product pricing for our Other International segment. Generally, comparison of gross margin rates will vary period over period depending on the mix of sales, which includes special system, standard system and consumables sales. Gross margin rates on our systems sales are typically less than 45% as compared to consumables sales which are generally in excess of 50%. In addition, gross margin as a percent of sales will vary amongst segments due to inter-company sales and the related inter-company transfer pricing.

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales and Marketing Expenses. Our marketing expenses by segment for the periods noted below are summarized as follows:

	Three Months Ended January 31,				Nine Months Ended January 31,
	2006	2005	Difference	%	2006	2005	Difference	%
Sales and Marketing:
Waterjet:
North America	4,860	3,895	965	25%	13,215	10,723	2,492	23%
Asia	1,029	945	84	9%	3,059	2,678	381	14%
Other International	2,178	2,180	(2)	0%	6,683	6,021	662	11%
Other	292	352	(60)	(17)%	851	1,242	(391)	(31)%

Waterjet Total	8,359	7,372	987	13%	23,808	20,664	3,144	15%

Sales and marketing expenses increased $987,000 or 13% and $3.1 million or 15% for the three and nine months ended January 31, 2006, respectively, as compared to the prior year same periods. Most of the segments experienced increases due to higher expense levels on items such as commissions driven by increased sales, additional headcount, as well as increased marketing and advertising costs directed at building waterjet technology awareness. The Other segment decreased its expenses as the Wixom division was closed in Q2 and all marketing activity was handled through our Burlington facility. Expressed as a percentage of revenue, consolidated sales and marketing expenses were 18% and 17% for the three and nine months period for both fiscal years.

Research and Engineering Expenses. Our research and engineering expenses by segment for the periods noted below are summarized as follows:

	Three Months Ended January 31,				Nine Months Ended January 31,
	2006	2005	Difference	%	2006	2005	Difference	%
Research and Engineering
Waterjet:
North America	1,738	1,095	643	59%	4,781	3,384	1,397	41%
Asia	174	96	78	81%	409	254	155	61%
Other International	113	187	(74)	(40)%	355	536	(181)	(34)%
Other	45	18	27	150%	95	99	(4)	(4)%

Waterjet Total	2,070	1,396	674	48%	5,640	4,273	1,367	32%

Research and engineering expenses increased $674,000 or 48% and $1.4 million or 32% for the three and nine months ended January 31, 2006, as compared to the prior year same periods. Increases of $643,000 and $1.4 million were recorded in the North America Waterjet segment for the three and nine months ended January 31, 2006. This is attributable to the addition of key engineering personnel related to our core UHP technology as well as additional engineering resources to support new core product development, such as Stonecrafter, the 87,000 psi pump and the 55,000 psi Husky as well as continued core product enhancements such as FlowMaster. Expressed as a percentage of revenue, research and engineering expenses were 4% and 3% for the three and nine months period for both fiscal years.

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General and Administrative Expenses. Our general and administrative expenses by segment for the periods noted below are summarized as follows:

	Three Months Ended January 31,				Nine Months Ended January 31,
	2006	2005	Difference	%	2006	2005	Difference	%
General and Administrative
Waterjet:
North America	6,856	3,824	3,032	79%	17,597	10,639	6,958	65%
Asia	368	304	64	21%	1,101	896	205	23%
Other International	489	692	(203)	(29)%	1,657	1,951	(294)	(15)%
Other	593	557	36	6%	1,301	1,387	(86)	(6)%

Waterjet Total	8,306	5,377	2,929	54%	21,656	14,873	6,783	46%

General and administrative expenses increased $2.9 million or 54% and $6.8 million or 46% for the three and nine months ended January 31, 2006, as compared to the prior year same periods. The increase was experienced primarily in the North America Waterjet segment which includes all of our corporate overhead costs. These costs were driven higher by incremental legal costs of $559,000 and $2.4 million for the three and nine months ended January 31, 2006 and incremental public company-related costs including Sarbanes-Oxley consulting fees of $885,000 and $2.3 million for the same respective periods. In addition, we accrued a total of $1.5 million during the three months ended January 31, 2006 related to key executive retention programs. This included $899,000 from the acceleration of awards under these plans and their termination. Expressed as a percentage of revenue, consolidated general and administrative expenses were 17% and 13% for the three and six months ended January 31, 2006, as compared to 15% and 12% for the prior year same periods.

Restructuring Expenses. We incurred $76,000 and $661,000 of severance benefits and lease restructuring costs in the Other segment related to the closing and relocation of our Wixom, Michigan facility during the three and nine months ended January 31, 2006.

Financial Consulting Expenses. No financial consulting costs were incurred in the nine months ended January 31, 2006 compared with $623,000 in the prior year period associated with our efforts to refinance our subordinated debt. Because no new financing was obtained, these costs were charged to expense.

Gain on Barton Sale. We entered into a Purchase Agreement (the “Purchase Agreement”) with Barton Mines Company (“Barton”) on August 26, 2005 to sell Barton the Company’s customer list for $2.5 million which was recorded in Operating Expenses in the nine months ended January 31, 2006.

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Income. Our operating income (loss) by segment for the periods noted below are summarized as follows:

	Three Months Ended January 31,				Nine Months Ended January 31,
	2006	2005	Difference	%	2006	2005	Difference	%
Operating Income (Loss)
Waterjet:
North America	(1,347)	204	(1,551)	NM	3,879	1,215	2,664	NM
Asia	2,154	1,462	692	47%	5,515	4,705	810	17%
Other International	700	(67)	767	NM	1,327	(445)	1,772	NM
Other	(132)	132	(264)	NM	467	(469)	936	NM

Waterjet Total	1,375	1,731	(356)	(21)%	11,188	5,006	6,182	123%

NM = Not Meaningful

Our operating income for the three months ended January 31, 2006 was $1.4 million versus a $1.7 million in the prior year period. For the nine months ended January 31, 2006, the operating income was $11.2 million versus $5.0 million in the prior year period. The reasons for the changes in operating income or loss by segment have been described in the paragraphs above addressing changes in sales, gross margin and operating expenses.

Fair Value Adjustment on Warrants Issued. During the three and nine months ended January 31, 2006, the Company incurred $2.1 million and $7.0 million expense associated with the warrants issued in our PIPE transaction, described in Note 14 to the Condensed Consolidated Financial Statements. The terms of these warrants require them to be marked-to-market at each reporting period with corresponding gains and losses reported on the Consolidated Statement of Operations. There was no such expense during the same periods in the prior fiscal year as the warrants had not yet been issued.

Interest and Other (Expense) Income, net. Interest Income (Expense), net amounted to $22,000 and $(1.3) million for the three and nine months ended January 31, 2006 compared to $(3.7) million and $(10.4) million for the same periods in the prior fiscal year. This net amount includes $303,000 and $358,000 of interest income for the three and nine months ended January 31, 2006. This change from expense to income results from lower interest rates charged coupled with lower average debt on our balance owing with the paydown of the subordinated debt in April 2005 as well as lower amortization of debt issue costs. The Company also recorded $202,000 interest income related to the $8 million promissory note received by the Company for the sale of the discontinued operations, as disclosed in footnote 5. During the three and nine months ended January 31, 2006, we recorded Other (Expense) Income, net of $(789,000) and $(1.4) million compared to Other Income, net of $129,000 and $2.7 million in the respective prior year three and nine month periods. These changes are the result of realized and unrealized foreign exchange gains and losses detailed in the table below.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2005	2006	2005
Realized Foreign Exchange (Losses) Gains, Net	$(219)	$653	$(439)	$1,992
Unrealized Foreign Exchange Gains (Losses), Net	(513)	(609)	(971)	642
Other	(57)	85	42	56

	$(789)	$129	$(1,368)	$2,690

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income Taxes. For the three and nine months ended January 31, 2006 and 2005, the tax provision consists of current expense related to operations in foreign jurisdictions which are profitable primarily in Taiwan and Japan. In addition, operations in certain jurisdictions (principally Germany and US) reported net operating losses for which no tax benefit was recognized as it is more likely than not that such benefit will not be realized. In fiscal 2004, the Company has determined it is no longer able to permanently defer undistributed earnings of certain foreign subsidiaries and has recorded a $1.7 million liability for withholding taxes payable on future repatriation of foreign earnings. We also recorded a U.S. tax liability of $6.7 million on foreign earnings which we have decided to no longer permanently defer. The total $6.7 million tax liability was offset by a reduction of the valuation allowance. In addition, we continue to assess our ability to realize our net deferred tax assets. Recognizing the cumulative losses generated during the quarter ended January 31, 2006 and in prior periods, we have determined it appropriate to continue to maintain a valuation allowance on our domestic net operating losses, certain foreign net operating losses and certain other deferred tax assets based on the expected reversal of both deferred tax assets and liabilities. The domestic net operating losses can be carried forward 20 years to offset domestic profits in future periods and expire from fiscal 2022 through fiscal 2024 if not used. Our foreign net operating losses currently do not have an expiration date. We provided a full valuation allowance against the deferred tax assets associated with the losses recorded during the quarter ended January 31, 2006.

Discontinued Operations, Net of Tax. In October 2005, we sold our Avure Business and have recast our financial statements to reflect the Avure Business as discontinued operations for all historical periods presented. There was no income from operations of discontinued operations for the current quarter, versus a loss of $$1,293,000 for the same quarter in the prior fiscal year. For the nine months ended January 31, 2006, income from operations of discontinued operations was $966,000 compared to a loss of $1,966,000 in the same period in the prior year primarily due to a higher foreign exchange gain in its first quarter and a lower foreign exchange loss in its second quarter. The Company initially recorded a loss of $1.1 million, net of income tax of $334,000, on the sale which was consummated on October 31, 2005. As discussed in Note 5 to the Condensed Consolidated Financial Statements, for the three month period ended January 31, 2006, we have increased our Loss on Sale of Discontinued Operations, by $300,000 based on our best estimate of the amount to settle the working capital dispute raised by the purchaser of the Avure Business, and by $107,000 which is the discount we have offered to the purchaser on the 3 year note, for a total of $407,000.

Net Loss. Our consolidated net loss in the three months ended January 31, 2006 amounted to $2.3 million, or $0.07 basic and diluted income per share as compared to a net loss of $3.5 million, or $0.22 basic and diluted loss per share in the prior year same periods. For the year-to-date period, our consolidated net loss was $1.3 million or $0.04 basic and diluted per share as compared to $6.2 million, or $0.39 basic and diluted loss per share in the prior year same period.

FLOW INTERNATIONAL CORPORATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk during the nine months ended January 31, 2006. For additional information, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations as presented in the Amendment No. 2 to our Annual Report on Form 10-K for the year ended April 30, 2005, as filed with the SEC.

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

The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures performed pursuant to Rule 13a-15 under the Exchange Act. Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, as of January 31, 2006, the Company’s disclosure controls and procedures were not effective because of the material weaknesses discussed below. As the result of the material weaknesses described below we performed additional analysis, reviews and other post closing procedures, therefore, notwithstanding the existence of the material weaknesses described below, management has concluded that the consolidated financial statements in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.

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

FLOW INTERNATIONAL CORPORATION

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

We have identified several key positions in our corporate accounting and finance department which are critical to the remediation of this weakness. These positions range from accountants and financial analysts to accounting managers. We are presently engaged in filling these positions, and have already retained one accountant, two financial analysts, a technical accounting manager and an accounting manager. We have retained search firms to expedite the hiring process for the remaining open positions and expect to complete our recruiting in the next 120 days. In the interim, we are utilizing contractor employees to assist us in overseeing critical areas.

FLOW INTERNATIONAL CORPORATION

•	Lack of effective controls to ensure adequate analysis, documentation, reconciliation and review of accounting records. Lack of effective controls to ensure adequate monitoring and oversight of work performed by accounting and financial reporting personnel.

We have instituted standardized reconciliation processes across our divisions monitored by checklists and sign-offs, to ensure completeness and correctness of results. We have begun improving the documentation and standardization of our accounting policies and procedures to ensure that all transactions are recoded consistently and with the appropriate level of documentation. We have implemented new controls around our consolidation, intercompany and foreign currency translation processes to ensure accuracy. As is described in the above paragraph, we are hiring additional experienced staff to provide appropriate levels of review, analysis and documentation of accounting transactions and of the consolidated financial statements.

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

FLOW INTERNATIONAL CORPORATION

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Please refer to the financial statements footnote 14 “Commitments and Contingencies” for a discussion of the Company’s legal proceedings.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Subsequent to the quarter ended January 31, 2006, we determined that the gain on sale of a customer list to Barton Mines Company (“Barton”) was incorrectly recorded in Other (Expense) Income, net for the quarter ended October 31, 2005 and was recorded within operating expenses in the Condensed Consolidated Statements of Operations for the nine month period ended January 31, 2006. We will properly classify the gain in future quarterly filings as follows (in thousands):

	Three months ended October 31, 2005		Six months ended October 31, 2005
	As reported	Restated	As reported	Restated
Operating income	$5,147	$7,647	$7,313	$9,813
Other Expense, Net	(1,129)	(3,629)	(2,914)	(5,414)

FLOW INTERNATIONAL CORPORATION

We also determined that pro forma net income (loss) related to stock compensation determined under the fair value based method of Financial Accounting Standards No. 123 (“FAS 123”) was calculated incorrectly for the three month period ended July 31, 2005 and the three and six month periods ended October 31, 2005. We will correct the pro forma FAS 123 disclosure in future quarterly filings as follows:

	Three months ended July 31, 2005		Three months ended October 31, 2005		Six months ended October 31, 2005
(in thousands, except per share data)	As reported	Restated	As reported	Restated	As reported	Restated
Net income, as reported	$22	$22	$1,018	$1,018	$1,040	$1,040
Add: Employee stock-based comp under APB 25 included in net income	712	712	592	592	1,304	1,304
Deduct: Total employee stock-based compensation expense under fair value based method for all awards	(731)	(211)	(605)	(204)	(1,331)	(503)

Pro forma net income	$3	$523	$1,005	$1,406	$1,013	$1,841

Net income per share:
As reported—basic and diluted	$0.00	$0.02	$0.03	$0.04	$0.03	$0.05
Pro forma—basic and diluted	$0.00	$0.02	$0.03	$0.04	$0.03	$0.05

Item 6. Exhibits

(a)	Exhibits –

10.15	Registration Rights Agreement, as amended September 13, 2005 and October 17, 2005, and as subsequently amended on December 31, 2005 and January 31, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 4, 2006 and to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 31, 2006).

31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

FLOW INTERNATIONAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOW INTERNATIONAL CORPORATION

Date: March 22, 2006	/s/ Stephen R. Light
Stephen R. Light President and Chief Executive Officer (Principal Executive Officer)

Date: March 22, 2006	/s/ Douglas P. Fletcher
Douglas P. Fletcher Chief Financial Officer (Principal Accounting Officer)