Form 10-K
period 2006-04-30
FLOW INTERNATIONAL CORP
filed 2006-07-25
CIK 713002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2006

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

Common Stock $.01 Par Value

Preferred Stock Purchase Rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒.

The aggregate market value of the registrant’s common equity held by nonaffiliates of the registrant based on the last sale price of such stock on October 31, 2005 (the last day of the registrant’s previously completed second quarter) was approximately $260,860,817.

The number of shares of common stock outstanding as of June 30, 2006 was 37,075,045 shares.

Documents Incorporated By Reference

The information required by the Item 10, 11, 12, 13, and 14 of Part III are incorporated by reference from the Registrant’s definitive proxy statement which involves the election of directors and which will be filed with the Commission within 120 days after close of the fiscal year.

Safe Harbor Statement

Statements made in this Form 10-K that are not historical facts are forward-looking statements that involve risks and uncertainties. Forward-looking statements typically are identified by the use of such terms as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “plan” and similar words, although some forward-looking statements are expressed differently. You should be aware that our actual results could differ materially from those contained in any forward-looking statement due to a number of factors, which include, but are not limited to the following: the special risk factors and uncertainties set forth in this document; our belief that waterjet technology is in the early adoption phase of its product life cycle; our confidence that we can continue to gain market share in the machine cutting tool market; our belief that increased market acceptance of waterjet cutting systems by the aerospace, automotive, and machining (job shop) industries will encourage other manufacturers, including those in other industries, to adopt waterjet solutions; our continuing a robust research and engineering program to maintain our technological leadership position through development of new products and applications, as well as enhancement of our current product lines; our belief that certain legal proceedings will not have a material adverse effect on our consolidated financial position; our expectation that we will continue to spend significant amounts on the Omax case; our belief that the Applications segment is now positioned for growth in the future; our continuing to increase the market awareness of waterjet technology through investments in marketing and tradeshow activity; our belief that waterjets are experiencing growing acceptance in the marketplace because of their flexibility and superior machine performance; our continuing to invest in direct sales and technical services staff adding new personnel to service potential and existing customers; our expectation of continued growth in sales to the aerospace industry in our fiscal year 2007; our expected new product development and enhancements; our belief that increasing adoption of waterjet cutting will drive sales growth over the next few years; our belief that sales from the Nanojet™ system and increased adoption of waterjet cutting in Asia should allow us to continue to increase sales; our expectation of continued growth in western and central Europe from additional investments in sales and marketing; our belief that in spite of steps that have reduced revenue in the short term the business is now better positioned for long term growth; our plan to launch Flowparts.com in Europe at the end of our first fiscal 2007 quarter; our belief that spare parts sales should continue to increase as more systems are put into service and as customers make greater use of their systems; our belief that new products such as Stonecrafter, the 87,000 psi pump and the 55,000 psi Husky which were introduced later in fiscal 2006 will impact revenue in fiscal 2007; our plan to continue to repatriate earnings in the future; our intent to continue to make improvements to our system of internal controls and to continue to make improvements in the documentation and implementation training of our accounting policies; our striving to continue to improve our customer’s profitability through investment in the development of innovative products and services; our ability to absorb cyclical downturns through the flexibility of our UHP technology and market diversity; our confidence that we can continue to gain market share; our ability to retain a technical lead over our competitors through non-patented proprietary trade secrets and know-how in UHP applications; the ability of our patents to act as a barrier to entry for competitors in the UHP technology field; our intent to contest Omax’s allegations; our belief that the appropriate action to remedy our material weaknesses is to hire additional accounting staff with appropriate levels of experience in order to improve the reconciliation process and increase the oversight ability thereof; our belief that our new control policies and procedures, when completed, will eliminate material weaknesses in our internal accounting controls; our expectation that the funds necessary for capital expenditures will be generated internally; the strengthening of global economies; and global economic conditions and additional threatened terrorist attacks and responses thereto, including war. Additional information on these and other factors that could affect our financial results is set forth below. Finally, there may be other factors not mentioned above or included in our SEC filings that may cause our actual results to differ materially from those in any forward-looking statement. You should not place undue reliance on these forward-looking statements. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments, except as required by federal securities laws.

All references to fiscal years are references to our fiscal year end of April 30, 2006.

PART I

Item 1.    Business

Flow International Corporation and its subsidiaries (hereinafter collectively referred to as “the Company”, “we”, or “our” unless the context requires otherwise) is the world’s leading developer and manufacturer of ultrahigh-pressure (UHP) water pumps and systems. Our UHP water pumps generate pressures from 40,000 to over 87,000 pounds per square inch (psi) and power waterjet systems that are used to cut and clean materials. Waterjet cutting is a fast growing alternative to traditional cutting methods and has uses in many applications from food and paper products to steel and carbon fiber composites.

History

Flow International Corporation was incorporated in Delaware in 1983 as Flow Systems, Inc. and was reincorporated in Washington in October 1998. Stephen R. Light, the present Chief Executive Officer, joined the Company in 2003. During the past three years, we have focused on our core UHP businesses, divesting non-core subsidiaries. Most recently, in October 2005, we sold our Avure Business.

Business Segments

We operate in four business segments which are North America Waterjet, Asia Waterjet, Other International Waterjet and Applications. The North America, Asia, and Other International Waterjet segments include our cutting and cleaning systems using UHP as well as parts and services further described below in respective geographic areas. The Applications (previously called “Other”) segment includes systems for robotic articulation applications and automation systems which may or may not use UHP. These systems are primarily used in automotive applications. See Note 18 to the Consolidated Financial Statements for further discussion about segments and geographic areas.

Products and Services

Our mission is to provide the highest value product in the UHP water pump market. This requires our products to be of the highest reliability so as to maximize productivity and profitability for our customers. We are a developer of productivity technologies and continually focus on customer support. Our products are typically more expensive than our competitors’ because our brand promise is to provide superior reliability, value, service and technology. We strive to improve our customers’ profitability through investment in the development of innovative products and services that expand our customers’ markets and increase their productivity.

The core of our business is our UHP water pumps. Our UHP water pumps pressurize water from 40,000 to 87,000 pounds per square inch (psi) and are integrated with systems so that water can be used to cut or clean material. A UHP system consists of a UHP pump and one or more waterjet cutting or cleaning heads with the robotics, motion control and automation systems necessary for the application. We sell both standard and application-specific waterjet cutting and cleaning systems.

Our UHP technology has two broad applications: cutting and cleaning. In these applications, the ultrahigh-pressure created by our pumps is released through a small orifice to create a jet of water.

Cutting.    The primary application of our UHP water pumps is cutting. In cutting applications, a UHP pump pressurizes water from 40,000 to 87,000 psi, and forces it through a small orifice, generating a high-velocity stream of water traveling at three or more times the speed of sound. In order to cut metallic and other hard materials, an abrasive substance, usually garnet, is added to the waterjet stream creating an abrasivejet. We utilize two different pump technologies to create the water pressure: intensifier and direct drive. Our intensifier pumps pressurize water up to 87,000 psi, and our direct drive pumps pressurize water up to 55,000 psi. Our cutting systems typically include a robotic manipulator that moves the cutting head. Our systems may also combine waterjet with other applications such as conventional machining, pick and place handling, inspection, assembly, and other automated processes.

Waterjet cutting is recognized as a more flexible alternative to traditional cutting methods such as lasers, saws or plasma. It has greater versatility in the types of products it can cut and because it cuts without heat often reduces or eliminates the need for secondary processing operations. Therefore, waterjet cutting has applications in many industries, including aerospace, automotive, semiconductors, disposable products, food, glass, job shop, sign, metal cutting, marble, tile and other stone cutting, and paper slitting and trimming.

Industrial Cleaning.    We also manufacture a product line used in waterjet cleaning, using direct drive pumps to create pressures in the range of 40,000 to 55,000 psi. The pressurized water is typically forced through one or more orifices in hand-held or robotic tools. These are used in industrial cleaning, paint removal, ship hull preparation, surface preparation, construction, and petro-chemical and oil field applications. In these applications there are typically fewer environmental concerns than more traditional methods such as sandblasting.

Applications.    We offer specialty engineered robotic systems designed for material removal and separation of various materials and for factory automation. While a majority of the revenue is generated from the automotive industry, we are expanding into the medical device assembly and consumer goods assembly segments. We also provide technical services to improve the productivity of automated assembly lines. Technical services include robot programming, process improvement, systems integration and production support.

Parts and Service.    We also offer consumable parts and services. Consumables represent parts used by the pump and cutting head during operation, such as seals and orifices. Every pump we sell requires consumables to operate, and the sale of consumables is a significant part of our revenues. Many of these consumable or spare parts are proprietary in nature and are patent protected. We also sell various tools and accessories which incorporate UHP technology, as well as aftermarket consumable parts and service for our products.

Manufacturing and Raw Materials

Our production operations include machining, fabrication and assembly. We manufacture specially designed parts and assembled components into finished equipment. Many components are made in standard modules that can be used in more than one product or in combination with other components for a variety of models. Our principal waterjet manufacturing operations are in Kent, Washington, and Jeffersonville, Indiana in the United States and in Hsinchu, Taiwan. We manufacture our UHP pumps in Kent. We manufacture waterjet systems in Jeffersonville and Hsinchu. We assemble systems for our Applications segment in Burlington, Ontario.

Principal materials used to make waterjet products are metals, and plastics, typically in sheets, bar stock, castings, forgings and tubing. We also purchase many electrical and electronic components, fabricated metal parts, high-pressure fluid hoses, ball screws, seals and other items integral to our products. Suppliers are competitively selected based on cost, quality, and delivery. All significant raw materials we use are available through multiple sources.

Intellectual Property

We protect our intellectual property (including patents, trademarks and copyrights) both domestically and internationally. We hold a large number of UHP technology and related systems patents. While we believe the patents we hold protect our intellectual property, we do not consider our business dependent on patent protection. In addition, we have over the years developed non-patented proprietary trade secrets and know-how in UHP applications, and in the manufacture of these systems, which we believe allows us to retain a technical lead over our competitors.

We believe the patents we hold and have in process, along with the proprietary application and manufacturing know-how, act as a barrier to entry for other competitors who may seek to provide UHP technology.

Marketing and Sales

We market and sell our products worldwide through our headquarters in Kent, Washington and through subsidiaries and offices located in Jeffersonville, Indiana; Birmingham, England; Bretten, Germany; Burlington, Canada; Hsinchu, Taiwan; Shanghai, QuangChou and Beijing, China; Incheon, Korea; Sao Paulo, Brazil; Buenos Aires, Argentina; Lyon, France; Milan, Italy; Madrid, Spain; and Yokohama and Nagoya, Japan. We sell directly through our own sales force to customers in North and South America, Europe, and Asia, and have distributors or agents covering those geographies where we do not have direct sales presence. No single customer accounted for 10% or more of our revenues during any of the three years ended April 30, 2006. Some of our customers are contractors to The Boeing Company (“Boeing”) and are purchasing from us equipment for certain projects awarded to them by Boeing. Boeing-related revenue is $21.6 million in fiscal 2006 which is in excess of 10% of the consolidated revenue due in part to equipment related to the Boeing 787 project initiated in fiscal 2005.

Our marketing efforts are centered around increasing awareness of the capabilities of our technology as we believe that waterjet technology is in the early adoption phase of its product life cycle. These efforts include increased presence at regional tradeshows, increased advertising in print media and other product placement and demonstration/educational events as well as an increase in domestic and international sales representation, including distributors. To enhance the effectiveness of sales efforts, our marketing staff and sales force gather detailed information on the applications and requirements in targeted market segments. We also utilize telemarketing and the Internet to generate sales leads in addition to lead generation through tradeshows and print media. This information is used to develop standardized and customized solutions using UHP and robotics technologies. We provide turnkey systems, including system design, specification, hardware and software integration, equipment testing and simulation, installation, start-up services, technical training and service.

We offer our spare parts and consumables through the Internet at our Flowparts.com website in the U.S where we strive to ensure that we are able to ship a large number of parts within 24 hours to our customers. We will be deploying web ordering for Europe beginning in fiscal 2007 and are currently evaluating this option for the Asia market.

Our sales are affected by worldwide economic changes. However, we believe that the productivity enhancing nature of our UHP technology and the diversity of our markets, along with the relatively early adoption phase of our technology, enable us to absorb cyclical downturns with less impact than conventional machine tool manufacturers, and we are confident that we can continue to gain market share in the machine cutting tool market.

Markets and Competition

Waterjet technology provides manufacturers with an alternative to traditional cutting or cleaning methods, which utilize lasers, saws, knives, shears, plasma, routers, drills and abrasive blasting techniques. Many of the companies that provide these competing methods are larger and more established than Flow. Several firms, other than Flow, have developed tools for cleaning and cutting based on waterjet technology.

Waterjet cutting systems offer manufacturers many advantages over traditional cutting machines including an ability to cut or machine virtually any material, in any direction, with improved manufacturing times, and with minimal impact on the material being cut. These factors, in addition to the elimination of secondary processing in many circumstances, enhance the manufacturing productivity of our systems.

We believe increased market acceptance of waterjet cutting systems by the aerospace, automotive, and machining (job shop) industries will encourage other manufacturers, including those in other industries, to adopt waterjet solutions. We estimate the current annual worldwide waterjet cutting systems market size at $360 million. The recent upswing in many of the major world economies has enhanced the favorable environment for waterjet companies. The increasing demand for waterjet technology is allowing waterjet companies to grow rapidly.

We believe we are the leader in the global waterjet cutting systems market with a market share estimated at approximately 40%. In North America, we have an estimated market share of over 60%. The remaining 40% of the market is divided among approximately 15 firms. In the European market where we face a broader range of competitors, we hold approximately 25% market share. In Asia, where measuring market share is more difficult, we believe our market share exceeds 40%. Under the Flow brand, we compete in the high-end and mid-tier segments of the waterjet cutting market. Through our secondary brand, WaterjetPro, we are beginning to compete in the lower-priced segments of the market.

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

We estimate the current annual worldwide waterjet cleaning systems market at $335 million. We believe we are a major competitor in the ultrahigh-pressure (equal to or greater than 40,000 psi) segment of the waterjet cleaning systems market with an estimated global market share of approximately 27%. We have a significant share of the market in North and South America and Asia. We also have an opportunity to build market share and grow our business in Europe where waterjet cleaning had not previously been a market priority for us.

The automobile and aerospace industry and other industries that rely heavily on assembly-based manufacturing processes are primary consumers of robotics systems equipment and services. Using waterjet and other suitable technologies such as laser, robotics systems manufacturers provide custom engineered robotic systems designed for material separation and removal. The market for robotic systems is concentrated among a few companies in the U.S., Asia and Europe.

In addition to pumps and systems, we sell spare parts and consumables. While we believe our on-time delivery and technical service combine for the best all-around value for our customers, we do face competition from numerous other companies who sell non-proprietary replacement parts for our machines. While they generally offer a lower price, we believe the quality of our parts, coupled with our service, makes us the value leader in spares and consumables.

Backlog

At April 30, 2006, our Waterjet backlog was $48.6 million compared to the April 30, 2005 backlog of $43.3 million. Generally our products, exclusive of the aerospace product line which account for $21.6 million of the backlog, can be shipped within a four to 16 week period. The aerospace systems typically have lead times of six to 18 months. The aerospace backlog as of April 30, 2006 included $12.0 million for two of its aerospace systems on which we were directed to suspend work as a result of possible changes in the timing or scope of the project. The changes in our backlog are not necessarily indicative of comparable variations in sales or earnings. The April 30, 2006 backlog represented 24% of our trailing twelve months sales. The unit sales price for most of our products and services is relatively high (typically ranging from tens of thousands to millions of dollars) and individual orders can involve the delivery of several hundred thousand dollars of products or services at one time. Furthermore, some items in backlog can be shipped more quickly than others, some have higher profit margins than others, and some may be cancelled by customers.

Research and Development

We have devoted between 3% and 4% of revenues to research and development during each of the three years ended April 30, 2006. Research and development expenses were $6.7 million, $5.5 million, and $5.6 million, in fiscal 2006, 2005, and 2004, respectively. We continue a robust research and development program to maintain our technological leadership position through development of new products and applications, as well as enhancement of our current product lines. Our focused efforts on these programs have allowed us to maintain our research and development expenses as a percent of revenue at 3% for the fiscal year ended April 30, 2006.

Seasonal Variation in Business

Generally, the highest volume of sales occurs in our fourth fiscal quarter (February through April) which falls into the heavy buying pattern of our customers, i.e. in the first quarter of the calendar year.

Working Capital Practices

There are no special or unusual practices relating to our working capital items. We generally require advance payments as deposits on customized equipment and standard systems and require progress payments during the manufacturing of these products or prior to product shipment.

Employees

As of June 30, 2006, we employed 688 full time and 44 part time personnel. We are not a party to any material collective bargaining agreements.

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

Item 1A.    Risk Factors

Following are significant risks which could negatively impact our financial condition or results of operations.

If we fail to remediate the material weaknesses and deficiencies in our internal control over financial reporting, we may be unable to accurately report our financial results or prevent fraud which could result in a loss of investor confidence in our financial reports and have an adverse effect on our business, our operating results, and our stock price.

Management has assessed the effectiveness of our internal control over financial reporting as of April 30, 2006, using the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (or the COSO criteria). Based on its assessment of the design and related testing of our internal control over financial reporting, management has concluded that, as of April 30, 2006, we did not maintain effective internal control over financial reporting.

Based on the COSO criteria, management has identified certain control deficiencies that represent material weaknesses. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Specifically, the material weaknesses identified were:

•	An insufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles (“GAAP”). As a result, we did not consistently maintain effective controls to ensure there was adequate (i) analysis, documentation, reconciliation and review of accounting records, and supporting data, and (ii) monitoring and oversight of the work performed by accounting and financial reporting personnel to ensure the accuracy and completeness of the consolidated financial statements in accordance with GAAP. This control deficiency resulted in errors and the restatement of our interim consolidated financial statements for each of the first two quarters of 2006.

•	A lack of adequate segregation of duties in certain locations.

•	An aggregation of certain significant deficiencies related to revenue.

•	An aggregation of certain significant deficiencies related to accounting for stock-based compensation.

•	An aggregation of certain significant deficiencies related to tax accounting and financial statement disclosure.

The material weaknesses in our internal control over financial reporting that we identified as of April 30, 2006, as well as our remediation efforts to date, are more fully discussed under Item 9A “Controls and Procedures” of this Form 10-K.

While we are taking steps to address the identified material weaknesses, there is no guarantee that these remediation steps will be sufficient to remediate the identified material weaknesses and control deficiencies or to prevent additional material weaknesses or control deficiencies.

We are experiencing significant growth in our markets, and if we are unable to respond, our business may suffer.

Interest in our products is growing rapidly and, in order to meet this demand we must continuously improve our efficiency and increase our capacity. We may need to change our processes or add or change personnel, equipment or facilities. If we are unable to successfully make these changes, we may not be able to sustain our growth rate and consequently lose market share.

We are experiencing increased competition in our markets, which may have an adverse effect on our financial results.

There are an increasing number of waterjet competitors entering our markets. If these new competitors are successful or if we are unable to respond to this competition, we may lose market share or our margins may suffer which may have an adverse effect on our financial results.

A significant portion of our new business has been derived from a few industries, and we could experience a reduction in the growth rate if conditions in one of those industries changed.

Although we serve many different industries and market segments, we have experienced strong growth in the aerospace and semi-conductor industries. A market slowdown in either industry, a postponement of a major project, or a slowdown in the adoption of waterjet cutting in those industries could reduce revenue growth.

Economic weakness in our served markets may adversely affect our financial results.

The products we sell are capital goods with individual system prices ranging from $150,000 to several million dollars. Many of our customers depend on long term financing from a financial institution to purchase our equipment. Economic weakness in the capital goods market and/or a credit tightening by the banking industry could reduce our sales and accordingly affect our financial results.

If we are unable to upgrade our information technology systems, our future success may be negatively impacted.

In order to maintain our position in the market and efficiently process increased business volume we must make significant investments to upgrade our computer hardware and our Enterprise Resource Planning (“ERP”) system. Should we be unable to make these investments or the ERP system upgrades are unsuccessful or take longer to implement than anticipated, our ability to grow the business and our financial results could be adversely impacted.

If our Form S-1 registration statement is not effective for more than 40 days, we may be subject to significant financial penalties.

Under terms of a Registration Rights Agreement entered into on March 20, 2005, as part of a Private Investment in Public Equity transaction (“PIPE Transaction”), we are required to have the Form S-1, which registers the shares sold in the PIPE Transaction remain effective. If there is a fundamental change in our business, we may be required to amend the Form S-1. If the time required to prepare such amendments makes the registration statement unavailable for the sale of PIPE shares for more than 40 days (not necessarily consecutive), we will be subject to a cash penalty of up to $650,000 per month for each month the registration statement is not effective.

Changes in the tax and regulatory rules or requirements in the countries in which we operate could impact our operations.

We have offices in 13 countries and have manufacturing facilities in three of those countries. Changes in the local tax or regulatory rules could reduce our ability to ship our products cross-border profitably or operate our local businesses cost effectively, which could adversely impact our financial results.

If we are unable to retain the current members of our senior management team and other key personnel or to recruit additional key personnel, our future success may be negatively impacted.

We may lose key management personnel and encounter difficulties replacing these positions. We may also encounter difficulties in recruiting additional key personnel as our business grows. We may have to incur greater costs to attract replacement or additional personnel.

Our inability to protect our intellectual property rights, or our possible infringement on the proprietary rights of others, and related litigation could be time consuming and costly.

We defend our intellectual property rights because unauthorized copying and sale of our proprietary equipment and consumables represents a potential loss of revenue to us. From time to time we also receive notices from others claiming we infringe their intellectual property rights. The number of these claims may grow in the future, and responding to these claims may require us to stop selling or to redesign affected products, or to pay damages. On November 18, 2004, Omax Corporation (“Omax”) filed suit against us alleging that our products infringe Omax’s patents. The suit also seeks to have a specific patent we hold declared invalid. Although the suit seeks damages of over $100 million, we believe Omax’s claims are without merit and we are contesting Omax’s allegations of infringement and also to vigorously pursuing our claims against Omax with regard to our own patent. We have and may continue to spend substantial amounts contesting Omax’s claims and pursuing our own. See Note 15 to Consolidated Financial Statements for further discussion of contingencies.

Fluctuations in our quarterly operating results may cause our stock price to decline.

In the past, our operating results have fluctuated significantly from quarter to quarter and we expect them to continue to do so in the future due to a variety of factors, many of which are outside of our control. Our operating results may in some future quarter fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock could decline significantly. In addition to the risks disclosed elsewhere in this Annual Report, factors outside of our control that have caused our quarterly operating results to fluctuate in the past and that may affect us in the future include:

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

The factors listed above may affect both our quarter-to-quarter operating results as well as our long-term success. Given the fluctuations in our operating results, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance or to determine any trend in our performance. Fluctuations in our quarterly operating results could cause the market price of and demand for our common stock to fluctuate substantially.

We do business in industries that are cyclical, which may result in weakness in demand for our products.

Our products are sold in many industries, including machine tool, which include job shops, automotive and aerospace, that are highly cyclical. The machine tool industry, from 1998 through 2003, experienced a significant decline in global demand. Cyclical weaknesses in the industries that we serve could lead to a reduced demand for our products.

We may be affected by rising costs or lack of availability of materials, which could negatively impact our operations.

We have experienced and may continue to experience (i) significant increases in the costs, and (ii) shortages of materials we use in the manufacture of our products, such as steel, and we may not be able to either achieve corresponding increases in the prices of our products or reduce manufacturing costs to offset these increases, or if we do increase prices, we may experience lower sales. We have experienced and may continue to experience longer lead times for certain materials we use in the manufacture of our products, such as steel, and we may not be able to deliver our products in a timely fashion which could lower our sales. Any of the foregoing may adversely affect our financial results.

Our waterjet manufacturing capacity is concentrated within three locations and our ability to provide product to our customers would be impacted should one of the facilities be closed.

We operate three main manufacturing facilities to cover the worldwide production of our waterjet equipment: two in the United States, and one in Taiwan. Should any of these facilities suffer damages caused by an act of nature or terrorism, our ability to provide products to our customers in a timely manner would be affected which may have a negative impact on our operating results.

If we cannot develop technological improvements to our products through continued research and engineering, our financial results may be adversely affected.

In order to maintain our position in the market, we need to continue investment in research and engineering to improve our products and technologies and introduce new products and technologies. If we are unable to make such investment, if our research and engineering efforts do not lead to new and/or improved products or technologies, or if we experience delays in the development or acceptance of new and/or improved products, our financial results could be adversely affected.

We have outstanding options and restricted stock units that have the potential to dilute the return of our existing common shareholders and cause the price of our common stock to decline.

We have granted stock options to our employees and other individuals. At April 30, 2006, we had options outstanding to purchase 1,241,991 shares of our common stock, at exercise prices ranging from $2.00 to $12.25 per share. In addition, we have compensation plans with certain employees which grant those employees common stocks or restricted stock units totaling 580,200 shares in fiscal 2006.

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

A significant portion of our sales take place outside of the United States, and we transact business in various foreign currencies, primarily the Canadian dollar, the Eurodollar, the Japanese yen, the New Taiwan dollar, and the Swiss Franc. In addition, our foreign divisions may have customer receivables and vendor obligations in currencies other than their local currency which exposes us to near-term and longer term currency fluctuation risks. The assets and liabilities of our foreign operations, with functional currencies other than the U.S. dollar, are generally translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. Aggregate net foreign exchange gains included in the determination of net income amounted to $74,000 for the year ended April 30, 2006. Based on our results for the year ended April 30, 2006 for our foreign subsidiaries, and based on the net position of foreign assets less liabilities, a near-term 10% appreciation or depreciation of the U.S. dollar in all currencies we operate could impact operating income by $1.5 million and other income (expense) by $15,000. Our financial position and cash flows could be similarly impacted. We have used derivative instruments in the past and may continue to use them in the future to manage the risk associated with foreign currency exchange rate changes.

Moreover, the weaker U.S. dollar, relative to the local currency of many of the countries we sell into, has made our products less expensive, on a relative basis, when compared to locally manufactured products and products manufactured in certain other countries. As the U.S. dollar gains in value relative to these foreign currencies, our products will increase in cost to the customer relative to locally produced product and products manufactured in certain other countries, which could negatively impact sales.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

We manufacture our waterjet systems in Kent, Washington, our headquarters and the primary manufacturing facility as well as Jeffersonville, Indiana, and Hsinchu, Taiwan. We manufacture our Applications systems in Burlington, Canada. We sell products through all of these locations, in addition to sales offices located in Bretten, Germany; Birmingham, England; Milan, Italy; Madrid, Spain; Lyon, France; Yokohama, Nagoya and Tokyo, Japan; Shanghai, QuangChou and Beijing, China; Incheon, Korea; Sao Paulo, Brazil; and Buenos Aires; Argentina.

All of our facilities are leased with the exception of our manufacturing facilities in Jeffersonville, Indiana and Hsinchu, Taiwan.

We believe that our facilities are suitable for our current operations and any increase in production in the near term will not require additional space.

Item 3.    Legal Proceedings

At any time, we may be involved in certain legal proceedings. Our policy is to routinely assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after thoughtful analysis of each known issue and an analysis of historical experience. We record reserves related to certain legal matters for which it is probable that a loss has been incurred and the range of such loss can be estimated. With respect to other matters, management has concluded that a loss is only reasonably possible or remote and, therefore, no liability is recorded. Management discloses the facts regarding matters assessed as reasonably possible and potential exposure, if determinable. Costs incurred with defending claims are expensed as incurred. As of April 30, 2006, we have accrued our estimate of the probable liability for the settlement of these claims.

We do not believe these proceedings will have a material adverse effect on our consolidated financial position. However, it is possible that future results of operations and cash flows for any particular quarterly or annual period could be materially affected by changes in our assumptions, or the effectiveness of our strategies, related to these proceedings. See Notes 1 and 15 to Consolidated Financial Statements for a description of our product liability claims and litigation.

Omax Corporation (“Omax”) filed suit against us on November 18, 2004. The case, Omax Corporation v. Flow International Corporation, United States District Court, Western Division at Seattle, Case No. CV04-2334, was filed in federal court in Seattle, Washington. The suit alleges that our products infringe Omax’s Patent Nos. 5,508,596 entitled “Motion Control with Precomputation” and 5,892,345 entitled “Motion Control for Quality in Jet Cutting.” The suit also seeks to have our Patent No. 6,766,216 entitled “Method and System for Automated Software Control of Waterjet Orientation Parameters” declared invalid, unenforceable and not infringed. We have brought claims against Omax alleging certain of their products infringe our Patent No. 6,766,216. Omax manufactures waterjet equipment that competes with our equipment. Both the Omax and our patents are directed at the software that controls operation of the waterjet equipment. Although the Omax suit seeks damages of over $100 million, we believe Omax’s claims are without merit and we intend not only to contest Omax’s allegations of infringement but also to vigorously pursue our claims against Omax with regard to our own patent. We have spent, and expect to continue to spend, significant amounts on this case.

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

	Fiscal Year 2006		Fiscal Year 2005
	Low	High	Low	High
First Quarter	$5.87	$7.83	$2.15	$3.66
Second Quarter	6.83	9.39	2.70	3.55
Third Quarter	6.40	10.64	2.71	3.18
Fourth Quarter	9.06	14.30	2.85	6.60

Holders of the Company’s Common Stock

There were 917 shareholders of record as of June 30, 2006.

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

Recent Sales of Unregistered Securities

On April 20, 2006, we announced our intention to convert all remaining common stock warrants issued in connection with PIPE Transaction to common stock on April 28, 2006. The warrant holders had the option of completing the conversion on a cash or cashless basis. For those warrant holders opting for the cashless exercise, we issued 334,054 shares. We received $3.6 million from warrant holders that converted on a cash basis and issued 886,443 shares.

Issuer Purchases of Equity Securities

None.

Item 6.    Selected Financial Data

(In thousands, except per share amounts)	Year Ended April 30,
	2006	2005(2)	2004(2)	2003(1)(2)	2002(2)
Statement of Operations Data:
Sales	$203,289	$172,966	$132,861	$121,833	$116,386
Income (Loss) From Continuing Operations	5,923	(12,174)	(10,668)	(43,965)	(7,966)
Net Income (Loss)	5,335	(21,197)	(11,274)	(67,813)	(8,024)
Basic Income (Loss) Per Share From Continuing Operations	0.17	(0.69)	(0.69)	(2.86)	(0.52)
Basic Net Income (Loss) Per Share	0.15	(1.19)	(0.73)	(4.42)	(0.53)
Diluted Income (Loss) Per Share From Continuing Operations	0.16	(0.69)	(0.69)	(2.86)	(0.52)
Diluted Net Income (Loss) Per Share	0.15	(1.19)	(0.73)	(4.42)	(0.53)

(In thousands)	April 30,
	2006	2005	2004	2003	2002
Balance Sheet Data:
Working Capital (Deficit)	$40,158	$6,154	$(8,757)	$(6,709)	$84,556
Total Assets	118,098	118,467	129,272	147,088	205,572
Short-Term Debt	3,247	13,443	48,727	61,056	5,237
Long-Term Obligations, net	3,774	5,704	38,081	29,023	83,453
Shareholders’ Equity (Deficit)	55,033	29,464	(8,217)	5,959	69,967

(1)	The Statement of Operations for fiscal 2003 includes the impact of management’s launch of its restructuring program and resulting focus on cash generation.
(2)	Our consolidated statement of operations for all periods presented has been recast to give effect to the sale of the Avure Business and present the results for the Avure Business as discontinued operations.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview of our results from 2004 through 2006

Our results have benefited from management’s focus on the core of our business, UHP water pumps and the applications that integrate these pumps to cut and clean material. Improved global awareness of the benefits of waterjet cutting and cleaning technology over other traditional methods has resulted in increased global adoption of waterjet cutting and cleaning technology across multiple industries. Our investment in sales and marketing has been a key factor in the improved global awareness. Additionally, our investment in research and engineering has allowed us to continue to introduce new waterjet applications and product enhancements, expanding the market for waterjet technology.

Sales were $203.3 million in 2006, $173.0 million in 2005, and $132.9 million in 2004. Our combined sales for North America, Asia and Other International Waterjet which were 90% of sales in 2006, 82% in 2005 and 81% in 2004, benefited from the increased global adoption of waterjet technology. Overall sales growth was negatively impacted by a decline in sales of our Applications segment which were 10% of sales in 2006, 18% in 2005, and 19% in 2004. Beginning in 2005, we started repositioning this business to focus on integrating waterjet cutting cells into engineered robotic systems and reduce the focus on non-waterjet applications. We believe the Applications segment is now positioned for growth in the future.

Operating income (loss) was $17.8 million or 9% of sales in 2006, $8.3 million or 5% of sales in 2005, and ($1.7 million) or (1%) of sales in 2004. Operating results have benefited from improvements in our manufacturing processes, cost reductions from our global supply chain initiatives and the benefits of increased volume. We maintained our focus on controlling costs but experienced a large increase in general &

administrative expenses in 2006 related to professional and consulting expenses for Sarbanes-Oxley compliance, audit fees and legal expenses related to patent litigation. General and administrative expenses were 16% of sales in 2006, 13% in 2005 and 14% in 2004.

Income (loss) from continuing operations was $5.9 million or $0.16 per diluted share on 36.7 million average shares in 2006, ($12.2 million) or ($0.69) per diluted share on 17.7 million average shares in 2005, and ($10.7 million) or ($0.69) per diluted share on 15.4 million average shares in 2004. The increase in average shares in 2005 was mainly due to the issuance of common stock in connection with our PIPE transaction in March 2005. The increase in average shares in 2006 was mainly due to the common stock issued in 2005 being outstanding for the full year. In addition to improvements in operating income, income from continuing operations in 2006 has benefited from a reduction in interest expense from lower debt levels. Interest expense was $1.7 million in 2006 as compared to $20.3 million in 2005 and $12.8 million in 2004. Income from continuing operations in 2006 was also significantly impacted by the non-cash expense related to the revaluation of the warrants issued in the PIPE transaction of $6.9 million. The S-1 for the resale of shares and shares issuable on the exercise of warrants issued in the PIPE was declared effective on February 22, 2006, at which time the warrants no longer were required to be revalued and were reclassified to Capital in Excess of Par.

The loss from discontinued operations, net of tax, described below in Discontinued Operations, was $0.6 million or $0.01 per diluted share in 2006, $9 million or $0.50 per diluted share in 2005, and $0.6 million or $0.04 per diluted share in 2004.

Net income (loss) was $5.3 million or $0.15 per diluted share in 2006, ($21.2 million) or ($1.19) per diluted share in 2005, and ($11.3 million) or ($0.73) per diluted share in 2004.

Over the past three years, we have improved our overall liquidity position and strengthened our balance sheet. From 2004 through 2006, we reduced our net outstanding debt by $89 million from increased cash generated through improved operations, divesting non-core subsidiaries and the issuance of common shares in connection with the PIPE transaction in March 2005. As of April 30, 2006, we had $36.2 million in cash and cash equivalents and total net outstanding debt of $7 million. In July 2005, we entered into a $30 million, three-year domestic senior credit agreement. As of April 30, 2006, we had $22.7 million of domestic unused line of credit, net of $7.3 million in outstanding letters of credit.

On October 31, 2005, consistent with our strategy to divest operations that are not part of our core UHP water pump business, we sold our General Press operations and the non-UHP portion of our Food reportable segment (the “Avure Disposition”). Included in the Avure Disposition were our Avure Technologies, Incorporated, Flow International FPS AB, Avure Technologies AB subsidiaries, and our 51% interest in Flow Autoclave Systems (together, the “Avure Business”). As a result, the Avure Business has been presented as discontinued operations in the financial statements for all historical financial periods presented.

Fiscal 2006 Compared to Fiscal 2005

(Tabular amount in thousands)

Sales.

Our sales by segment for the periods noted below are summarized as follows:

	2006	2005	Difference	%
Sales
North America Waterjet	$109,501	$82,381	$27,120	33%
Asia Waterjet	34,306	25,505	8,801	35%
Other International Waterjet	38,664	34,530	4,134	12%
Applications	20,818	30,550	(9,732)	(32)%

Total	$203,289	$172,966	$30,323	18%

The North America, Asia and Other International Waterjet segments primarily represent sales of our standard cutting and cleaning systems throughout the world, as well as sales of complex aerospace systems designed and manufactured to buyers’ specifications, which are accounted for on the percentage-of-completion method and represent 10% of revenues. For the fiscal year ended April 30, 2006, revenue from our three Waterjet segments increased $40.1 million, or 28%, to $182.5 million versus the prior year comparative period. The majority of the increase was recognized in our North America and Asia segments.

Our revenue in North America was bolstered by strong shapecutting system sales in the U.S. as we continue to increase the market awareness of waterjet technology through investments in marketing and tradeshow activity. Our waterjets are experiencing growing acceptance in the marketplace because of their flexibility and superior machine performance. We also continue to invest in direct sales and technical services staff adding new personnel to service potential and existing customers. There were no significant price increases year over year, other than a price increase of 4% on selected systems which was instituted on February 1, 2005. Sales of large aerospace systems were $20.8 million for the year ended April 30, 2006, up $15.3 million from the prior year same period from work completed on contracts awarded in fiscal 2005 and 2006. We expect continued growth in sales to the aerospace industry in our fiscal year 2007. At the end of fiscal 2006, we announced the introduction of the StonecrafterTM, a system specifically designed for the stone and tile industry, and a new 87,000 psi pump which increases the cutting speed over the 60,000 psi currently in use. We expect new product development and enhancements such as these, and the increasing adoption of waterjet cutting, to drive sales growth over the next few years.

Our Asian waterjet revenue rose $8.8 million to over $34.3 million for the year ended April 30, 2006. This increase was fueled by expansion of waterjet systems into the semiconductor industry and continued economic expansion of the Chinese economy thus driving demand for machine tools. There were no significant price increases year over year. In November 2005, we introduced the NanojetTM system that is used by the semiconductor industry to cut flash memory chips. We believe that sales from the NanojetTM system and increased adoption of waterjet cutting in Asia should allow us to continue to increase sales.

Growth in the Other International Waterjet segment represents primarily sales into Europe and South America. European waterjet revenues experienced a 10% increase to nearly $34.0 million for fiscal 2006 on strong demand for our shapecutting systems driven by our continued penetration in the waterjet cutting market. We expect continued growth in western and central Europe from additional investments in sales and marketing. Sales into South America increased $1.0 million to $4.8 million on higher standard shapecutting system sales as we focused our efforts in this area.

Our Applications segment represents sales of our automation and robotic waterjet cutting cells, as well as non-waterjet systems, which are sold primarily into the North American automotive industry. For the fiscal year ended April 30, 2006, we reported a $9.7 million, or 32%, decrease in revenue to $20.8 million versus the prior year comparative period. This decline resulted from softness in the domestic automotive industry as well as from the closing and relocation of our Wixom, Michigan facility to our Burlington, Ontario facility. This shutdown was completed to combine like businesses and reduce operating costs. In addition, we have been increasing our sales focus on systems that integrate waterjet cutting cells and deemphasizing non-waterjet systems. Although these steps have reduced revenue in the short-term we believe the business is now better positioned for long term growth.

Systems vs. Spares.    We also analyze our consolidated revenues by looking at system sales and consumable sales. Systems sales were $151.0 million, up $28.8 million or 24%, for the year ended April 30, 2006 on strong domestic shapecutting sales as well as increased sales of large aerospace systems, as discussed in the section above. Consumables revenues recorded an increase of $1.5 million or 3% to $52.3 million for the year ended April 30, 2006. Increases in spares sales for fiscal 2006 resulted from a growing number of systems in service, our proprietary productivity enhancing kits and improved parts availability as well as the use of Flowparts.com, our easy-to-use internet order entry system currently deployed in the US. We will be launching

Flowparts.com in Europe at the end of our first fiscal 2007 quarter. On August 26, 2005, we sold our garnet distribution business, consisting of a customer list, which negatively impacted the growth of spares revenues in 2006. Domestic garnet distribution business previously accounted for approximately $3.7 million of our annual spares sales. Partially offsetting this reduction in garnet revenues were the revenues received from continuing royalties. We believe that spare parts sales should continue to increase as more systems are put into service and as customers make greater use of their systems.

Cost of Sales and Gross Margins.    Our gross margin by segment for the periods noted below is summarized as follows:

	2006	2005	Difference	%
Gross Margin
North America Waterjet	$53,710	$38,768	$14,942	39%
Asia Waterjet	18,309	11,682	6,627	57%
Other International Waterjet	14,024	12,034	1,990	17%
Applications	4,869	3,539	1,330	38%

Total	$90,912	$66,023	$24,889	38%

Our gross margin as a percent of sales by segment for the periods noted below is summarized as follows:

	2006	2005
Gross Margin Percentage
North America Waterjet	49%	47%
Asia Waterjet	53%	46%
Other International Waterjet	36%	35%
Applications	23%	12%
Total	45%	38%

Gross margin for the year ended April 30, 2006 amounted to $90.9 million or 45% of sales as compared to gross margin of $66.0 million or 38% of sales in the prior year. Overall, the gross margin improvements are attributable to cost reductions from our global supply chain initiatives as well as improved cost absorption from higher sales volumes in standard shapecutting and aerospace system sales mainly in our North America market, and strong product pricing and improved product mix in our Asia market. Our Applications segment recorded significant increases in margins due to better cost control and improved contract selection criteria. Fiscal 2005 Applications segment margins included significant costs accrued on several loss contracts which totaled $1.2 million. Generally across all segments, comparison of gross margin rates will vary period over period depending on the mix of sales, which includes special system, standard system and consumables sales. Gross margin rates on our systems sales are typically less than 45% as compared to consumables sales which are generally in excess of 50%. In addition, gross margin as a percent of sales will vary amongst segments due to inter-company sales and the related inter-company transfer pricing.

Marketing Expenses.    Our marketing expenses by segment for the periods noted below are summarized as follows:

	2006	2005	Difference	%
Marketing
North America Waterjet	$18,926	$14,717	$4,209	29%
Asia Waterjet	4,478	3,704	774	21%
Other International Waterjet	9,286	8,161	1,125	14%
Applications	1,229	1,789	(560)	(31)%

Total	$33,919	$28,371	$5,548	20%

Sales and marketing expenses increased $5.5 million or 20% for the year ended April 30, 2006, as compared to the prior year. This expense growth in the North America, Asia and Other International segment stemmed from higher commissions driven by increased sales, additional headcount, as well as increased marketing and advertising costs directed at building waterjet technology awareness. The Applications segment decreased its expenses as the Wixom division was closed in Q2 and all marketing activity is currently consolidated and handled through our Burlington, Ontario facility. Expressed as a percentage of sales, consolidated marketing expenses were 17% for fiscal 2006, compared to 16% of sales for fiscal 2005.

Research and Engineering Expenses.    Our research and engineering expenses by segment for the periods noted below are summarized as follows:

	2006	2005	Difference	%
Research and Engineering
North America Waterjet	$6,061	$4,605	$1,456	32%
Asia Waterjet	585	348	237	68%
Other International Waterjet	469	712	(243)	(34)%
Applications	175	224	(49)	(22)%

Total	$7,290	$5,889	$1,401	24%

Research and engineering expenses increased $1.4 million or 24% for the year ended April 30, 2006, as compared to the prior year. In North America, we added key engineering personnel related to our core UHP technology as well as additional engineering resources to support new core product development, such as Stonecrafter, the 87,000 psi pump and the 55,000 psi Husky as well as continued core product enhancements such as FlowMaster. These new products were introduced later in fiscal 2006 and their introduction is not expected to impact revenue until fiscal 2007. In Asia, we added resources to support new product development, such as the NanojetTM system. Expressed as a percentage of revenue, research and engineering expenses were 4% in fiscal 2006, as compared to 3% in fiscal 2005.

General and Administrative Expenses.    Our general and administrative expenses by segment for the periods noted below are summarized as follows:

	2006	2005	Difference	%
General and Administrative
North America Waterjet	$27,299	$16,949	$10,350	61%
Asia Waterjet	1,714	1,381	333	24%
Other International Waterjet	2,374	2,653	(279)	(11)%
Applications	1,779	1,866	(87)	(5)%

Total	$33,166	$22,849	$10,317	45%

General and administrative expenses increased $10.3 million or 45% for the year ended April 30, 2006, as compared to the prior year from higher corporate overhead costs. These costs stemmed from incremental professional and consulting costs of $5.3 million related to Sarbanes-Oxley compliance, audit fees and legal expenses related to patent litigation and corporate transactions and filings. In addition, we expensed a total of $2.6 million during the year ended April 30, 2006 related to key executive retention programs, including $899,000 from the acceleration of awards under these plans which were terminated in February 2006. Expressed as a percentage of revenue, consolidated general and administrative expenses were 16% in fiscal 2006 as compared to 13% for the prior year period.

Restructuring Charges.    We incurred $1.2 million of severance benefits and lease restructuring costs in the Applications segment related to the closing and relocation of our Wixom, Michigan facility during the year ended April 30, 2006.

Financial Consulting Charges.    No financial consulting costs were incurred in the year ended April 30, 2006 as compared with the $623,000 charge in the prior year period associated with our efforts to refinance our subordinated debt. These costs were either expenses related to potential Senior Credit Arrangements with lenders that did not occur, or they related to expenses associated with our subordinated debt and did not result in an increase in the facility, accordingly, they were expensed.

Gain on Barton Sale.    We entered into a Purchase Agreement (the “Purchase Agreement”) with Barton Mines Company (“Barton”) on August 26, 2005 to sell Barton our customer list for $2.5 million which was recorded in Operating Expenses in the year ended April 30, 2006. See Note 17 to the Consolidated Financial Statements for further discussion.

Operating Income (Loss).    Our operating income (loss) by segment for the periods noted below is summarized as follows:

	2006	2005	Difference	%
Operating Income (Loss)
North America Waterjet	$3,924	$1,874	$2,050	109%
Asia Waterjet	11,532	6,249	5,283	85%
Other International Waterjet	1,895	508	1,387	NM
Applications	450	(340)	790	NM

Total	$17,801	$8,291	$9,510	115%

NM = Not Meaningful

Our operating income for the year ended April 30, 2006 was $17.8 million versus $8.3 million in the prior year. The reasons for the changes in operating profit by segment have been described in the paragraphs above addressing changes in sales, gross margin and operating expenses.

Fair Value Adjustment on Warrants Issued.    During the year ended April 30, 2006 and 2005, we incurred $6.9 million and $274,000 expense, respectively, associated with the warrants issued in our PIPE transaction, described in Note 3 to the Consolidated Financial Statements. The terms of these warrants required them to be marked-to-market at each reporting period until the associated Form S-1 was declared effective with corresponding gains and losses reported on the Consolidated Statement of Operations. The Form S-1 was declared effective on February 22, 2006, as such, the warrants no longer were required to be marked-to-market.

Interest and Other Income (Expense).    Interest Expense amounted to $1.7 million for the year ended April 30, 2006 compared to $20.3 million for the prior fiscal year. Interest Income amounted to $405,000 and $106,000 for fiscal 2006 and 2005, respectively. $294,000 of the $405,000 interest income related to the $8 million promissory note we received for the sale of the Avure Business, as disclosed in Note 2 to the Consolidated Financial Statements. This reduction in interest expense results from lower average debt and the pay-off of our subordinated debt in April 2005 coupled with lower interest rates charged on outstanding debt. Fiscal 2005 interest expense included $7.5 million related to the write-off of the debt discount associated with the pay-off of our subordinated debt and the write-off of related deferred loan costs as well as the expensing of anti-dilution warrants provided to the subordinated debt lenders.

The following table shows the detail of Other Income, net, in the accompanying Consolidated Statements of Operations:

	2006	2005
Net realized foreign exchange gain	$19	$2,826
Net unrealized foreign exchange gain (loss)	55	(772)
Other	236	(75)

Total	$310	$1,979

We transact business in various foreign currencies, primarily the Canadian dollar, the Eurodollar, the Japanese yen, the New Taiwan dollar, and the Swiss Franc. As all of our foreign operations have functional currencies in other than the U.S. dollar, we translate the assets and liabilities of these operations into U.S. dollars at exchange rates in effect at the balance sheet date. See Item 7A for discussion of our foreign exchange risks. In fiscal 2006, the Euro weakened relative to the dollar and we recorded realized foreign exchange losses on the settlement of intercompany transactions with our European division. These losses were combined with losses realized on settlement with our Canadian division as the U.S. dollar weakened relative to the Canadian dollar in fiscal 2006. These losses were offset by a gain realized on a capital contribution from our Swiss subsidiary. Net unrealized foreign exchange gain for fiscal 2006 stemmed from translating the assets and liabilities of our foreign operations which were denominated in currencies other than the division’s functional currency.

The weaker dollar in fiscal 2005 positively impacted our Other Income and we realized net currency gains on settlement of intercompany transactions, specifically with our European division. As the U.S. dollar remained weak as of the end of fiscal 2005 vis-à-vis the Euro and the New Taiwanese dollar, this also caused changes in our balance sheet, particularly pertaining to our intercompany accounts, and led to the recording of net unrealized foreign exchange losses.

Income Taxes.    In fiscal 2006, the foreign tax provision consists of current and deferred tax expense in Taiwan, Japan, and current expense in Brazil and Argentina. The US tax provision consists primarily of state taxes and accrued foreign withholding taxes. We are no longer permanently deferring undistributed earnings of certain foreign subsidiaries. We recorded a $0.6 million liability for withholding taxes payable on future repatriation of foreign earnings in fiscal 2006. During fiscal 2006, we repatriated $1.4 million from a foreign subsidiary and plan to continue to repatriate additional earnings in the future.

The fiscal 2005 tax provision consisted of current and deferred expense related to operations in foreign jurisdictions which are profitable, primarily in Taiwan and Japan. In addition, operations in certain jurisdictions (principally Germany and the United States) reported net operating losses for which no tax benefit was recognized as it is more likely than not that such benefit will not be realized.

We continue to assess our ability to realize our net deferred tax assets. Recognizing the continued losses generated during fiscal 2006 and in prior periods, we have determined it appropriate to continue to maintain a valuation allowance on our domestic net operating losses, certain foreign net operating losses and certain other deferred tax assets based on the expected reversal of both deferred tax assets and liabilities. The domestic net operating losses can be carried forward 20 years to offset domestic profits in future periods and expire between fiscal 2022 and fiscal 2026 if not used. Our foreign net operating losses currently do not have an expiration date. We provided a full valuation allowance against the deferred tax assets associated with the losses recorded during fiscal 2006.

Discontinued Operations, Net of Tax.    In October 2005, we sold our Avure Business and have recast our financial statements to reflect the Avure Business as discontinued operations for all historical periods presented. For the year ended April 30, 2006, income from operations of discontinued operations was $966,000. We recorded a loss of $1.6 million, net of income tax of $334,000, on the sale which was consummated on October 31, 2005.

Net Income (Loss).    For the year ended April 30, 2006, our consolidated net income was $5.3 million or $0.15 per basic and diluted income per share as compared to a net loss of $21.2 million or $1.19 per basic and diluted loss per share in the prior year.

Fiscal 2005 Compared to Fiscal 2004

(Tabular amount in thousands)

Sales.

Our sales by segment for the periods noted below is summarized as follows:

	2005	2004	Difference	%
Sales
North America Waterjet	$82,381	$59,044	$23,337	40%
Asia Waterjet	25,505	20,502	5,003	24%
Other International Waterjet	34,530	28,160	6,370	23%
Applications	30,550	25,155	5,395	21%

Total	$172,966	$132,861	$40,105	30%

The North America, Asia and Other International Waterjet segments primarily represent sales of our standard cutting and cleaning systems throughout the world, as well as sales of complex aerospace systems designed and manufactured to buyers’ specifications. The Applications segment represents sales of our automation and robotic waterjet cutting cells, as well as non-waterjet systems, which are sold primarily into the North American automotive industry. For the fiscal year ended April 30, 2005, we reported a $40.1 million, or 30%, increase in revenue to $173.0 million versus the prior year comparative period. All four segments reported an increase in revenue; however $23.3 million of the $40.1 million increase was recognized in our North America Waterjet segment. At the end of fiscal 2004, we believed the market awareness of waterjet technology was low and addressed this through an increase in marketing and tradeshow activity, including attendance at the bi-annual International Manufacturing Technology Show in early September 2004, as well as increasing the number of domestic waterjet cutting direct sales staff from 10 to 15, adding two machine tool distributors, acting as agents, and increasing domestic technical services staff from 12 to 24 persons. The growth in revenue in North America is a result of an increase in unit sales stemming from our increased sales and marketing activity. There were no significant price increases year over year, however a price increase of 4% on selected systems was implemented on February 1, 2005. Aerospace sales, which are also included in the North America segment, were $5.5 million, up $1.4 million (33%) from the prior year. The growth in our Applications segment results from improved non-waterjet automated robotic system demand in the domestic automotive industry. We have not increased our marketing and sales staff in this segment year over year. Our waterjets experienced growing acceptance in the marketplace because of their flexibility and superior machine performance.

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

Systems vs. Spares.    We also analyze our Waterjet revenues by looking at system sales and consumable sales. Systems revenues for the year ended April 30, 2005 were $122.1 million, an increase of $37.1 million or 44%, compared to the prior year same period due to both strong domestic and global sales from recovering economic conditions. The majority, $21.4 million, of the increase was generated domestically. Consumables revenues recorded an increase of $3.0 million or 6% to $50.8 million for the year ended April 30, 2005. The majority of the increase in spares sales is domestic and is the result of the increasing number of operating systems, increasing sales of our proprietary productivity enhancing kits, improved parts availability, as well as increased customer acceptance of Flowparts.com, our easy-to-use internet order entry system. We believe that spare parts sales should continue to increase as more systems are put into operation.

Cost of Sales and Gross Margins.    Our gross margin by segment for the periods noted below is summarized as follows:

	2005	2004	Difference	%
Gross Margin
North America Waterjet	$38,768	$25,985	$12,783	49%
Asia Waterjet	11,682	9,762	1,920	20%
Other International Waterjet	12,034	9,876	2,158	22%
Applications	3,539	4,435	(896)	(20)%

Total	$66,023	$50,058	$15,965	32%

Our gross margin as a percent of sales by segment for the periods noted below is summarized as follows:

	2005	2004
Gross Margin Percentage
North America Waterjet	47%	44%
Asia Waterjet	46%	48%
Other International Waterjet	35%	35%
Applications	12%	18%
Total	38%	38%

Gross margin for the year ended April 30, 2005 amounted to $66.0 million or 38% of sales as compared to gross margin of $50.1 million or 38% of sales in the prior year period. Generally, gross margin rates will vary period over period depending on the mix of sales, which includes special system, standard system and consumables sales. Gross margin rates on our systems sales are typically less than 45% as opposed to consumables sales which are in excess of 50%. On average, standard systems which are included in the North America, Asia and Other International Waterjet segments carry higher margins than the custom engineered systems, which are represented by the Applications, segment. In addition, gross margin as a percent of sales will vary amongst segments due to inter-company sales and the related inter-company transfer pricing.

The increase in North American waterjet margins were offset in part by the decrease of five percentage points in the Applications segment in fiscal 2005. This weakness stems from a number of very low margin contracts built in fiscal 2005, including several loss contracts which totaled $1.2 million in losses. All loss contracts were non-waterjet related systems. We consolidated the management of this division within the Applications segment and contracts in 2005 appeared to be in line with historical gross margins in the automotive industry, between 15% and 25%.

Marketing Expenses.    Our marketing expenses by segment for the periods noted below are summarized as follows:

	2005	2004	Difference	%
Marketing
North America Waterjet	$14,717	$10,159	$4,558	45%
Asia Waterjet	3,704	3,022	682	23%
Other International Waterjet	8,161	7,840	321	4%
Applications	1,789	1,822	(33)	(2)%

Total	$28,371	$22,843	$5,528	24%

Marketing expenses increased $5.5 million or 24% to $28.4 million for the year ended April 30, 2005 as compared to the prior year period. The Waterjet increase in North America was the result of improved sales and the market awareness programs. Fiscal 2005 also included over $.5 million in costs associated with the bi-annual International Manufacturing Technology Show held during the second quarter ended October 31, 2004. Asia and Other International Waterjet recorded cost increases in line with changes in sales and the Applications segment held marketing costs constant. Expressed as a percentage of sales, consolidated marketing expenses were 16% for fiscal 2005, compared to 17% of sales for fiscal 2004.

Research and Engineering Expenses.    Our research and engineering expenses by segment for the periods noted below are summarized as follows:

	2005	2004	Difference	%
Research and Engineering
North America Waterjet	$4,605	$4,504	$101	2%
Asia Waterjet	348	295	53	18%
Other International Waterjet	712	737	(25)	(3)%
Applications	224	337	(113)	(34)%

Total	$5,889	$5,873	$16	—%

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

General and Administrative Expenses.    Our general and administrative expenses by segment for the periods noted below are summarized as follows:

	2005	2004	Difference	%
General and Administrative
North America Waterjet	$16,949	$13,096	$3,853	29%
Asia Waterjet	1,381	1,146	235	21%
Other International Waterjet	2,653	2,947	(294)	(10)%
Applications	1,866	1,842	24	1%

Total	$22,849	$19,031	$3,818	20%

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

Operating Income (Loss).    Our operating income (loss) by segment for the periods noted below are summarized as follows:

	2005	2004	Difference	%
Operating Income (Loss)
North America Waterjet	$1,874	$(4,403)	$6,277	NM
Asia Waterjet	6,249	5,299	950	18%
Other International Waterjet	508	(2,908)	3,416	NM
Applications	(340)	335	(675)	NM

Total	$8,291	$(1,677)	$9,968	NM

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

The following table shows the detail of Other Income (Expense), net, in the accompanying Consolidated Statements of Operations:

	2005	2004
Net realized foreign exchange gains	$2,826	$915
Net unrealized foreign exchange (losses) gains	(772)	3,960
Realized gain on sale of equity securities	—	2,618
Other	(75)	628

Total	$1,979	$8,121

The weaker dollar in fiscal 2005 positively impacted our Other Income and we realized net currency gains on settlement of intercompany transactions, specifically with our European division. As the U.S. dollar remained weak as of the end of fiscal 2005 vis-à-vis the Euro and the New Taiwanese dollar, this also caused changes in our balance sheet, particularly pertaining to our intercompany accounts, and led to the recording of net unrealized foreign exchange losses.

In fiscal 2004, the weaker dollar has positively impacted our foreign transactions and we have thus realized net currency gains of $0.9 million, as well as unrealized currency gains of $4.0 million in fiscal 2004. As the U.S. dollar remains weak, this has also caused other changes in our balance sheet, including an increase in our goodwill and intangible assets due to the translation from foreign currencies.

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

Changes in Financial Condition

Cash Flows

We generated $22.2 million of cash from operating activities during the year ended April 30, 2006 compared to $22.1 million for the prior year. Included in these operating cash flows are $6.9 million and $7.9 million for fiscal 2006 and fiscal 2005, respectively, related to our discontinued operations. Customer deposits increased $2.6 million further contributing to the cash flow from operations. These deposits provide the funding for the manufacturing of our systems and primarily relate to large aerospace contracts that we have been awarded. The revenue associated with these deposits is expected to be recognized during the next twelve months. The current period’s operating cash flow also includes $2.5 million of cash received from the transaction with Barton referred to Note 17 to the financial statements as well as increases in accounts payable and accrued liabilities and other accrued taxes of $8.1 million from the growth we experienced in fiscal 2006. Offsetting these inflows were increases in inventory of $7.9 million during fiscal 2006 which were the result of additional inventory purchases in our core business to meet growing demand and increases of $3.1 million in receivables from the higher sales volumes in the fourth quarter of fiscal 2006 versus 2005.

Working Capital

The following table presents selected changes in our working capital related to the sale of Avure Business:

	April 30, 2005	October 31, 2005 Avure Balances Sold	Other Working Capital Changes	April 30, 2006
Trade Accounts Receivable	$37,157	$(3,351)	$(3,678)	$30,128
Unbilled Revenues	5,027	(7,191)	7,383	5,219

	42,184	(10,542)	3,705	35,347
Allowance for Doubtful Accounts	3,859	(79)	(913)	2,867

	$38,325	$(10,463)	$4,618	$32,480

Inventories	$24,218	$(8,472)	$7,351	$23,097

Customer Deposits	$10,606	$(7,258)	$4,048	$7,396

Net receivables are comprised of trade accounts and unbilled revenues. At April 30, 2006, the net receivables balance decreased $5.8 million or 15% from April 30, 2005. The decrease in net receivables stemmed from the reduction in trade receivables of $7.0 million or 19% from $37.2 million at April 30, 2005 to $30.1 million at April 30, 2006 due to the sale of the Avure Business and collection of customer accounts. Receivables days sales outstanding (including unbilled revenues and excluding the Avure Business for the comparative periods) at April 30, 2006 increased to 58 versus 56 at April 30, 2005, commensurate with the increase in aerospace unbilled revenues at April 30, 2006. The overall decrease in trade receivables was offset by a slight increase in unbilled revenues from $5.0 million at April 30, 2005 to $5.2 million at April 30, 2006. The decrease due to the disposition of the Avure Business was offset by an increase in the percentage completion on our aerospace contracts as well as a higher number of automation contracts being worked on. Our unbilled receivables relate to equipment and systems sales accounted for on a percentage of completion basis. Unbilled revenues fluctuate due to the scheduling of production and achievement of certain billing milestones. In general, receivables can be negatively affected by the traditionally longer payment cycle outside the United States and the timing of billings and payments on large special system orders. We do not believe these timing issues will present a material adverse impact on our short-term liquidity requirements. Because of the lead-time to build and deliver such equipment, ultimate collection of such accounts can be subject to changing customer business and economic conditions.

Inventories at April 30, 2006 decreased $1.1 million or 5% from April 30, 2005 driven by the sale of the Avure Business. This was offset by an increase of $7.4 million in Waterjet inventory in Asia, Europe and the U.S. related to equipment for our aerospace contracts.

Customer deposits were $7.4 million at April 30, 2006, versus the $10.6 million balance at April 30, 2005. The decrease due to the disposition of the Avure Business was offset by the receipt of milestone advances of $4.0 million due under the significant aerospace contracts which we were awarded in fiscal 2005 and 2006.

Liquidity and Capital Resources

At April 30, 2006, we had total cash of $36.2 million, of which approximately $26.4 million was held by divisions outside the United States. The repatriation of offshore cash balances from certain divisions will trigger tax liabilities. In fiscal 2005, we repatriated $4.8 million from certain foreign subsidiaries. In fiscal 2006, we repatriated $1.4 million from a foreign subsidiary and we plan to continue repatriating additional funds from Japan, Taiwan and Switzerland in the future.

We have outstanding a seven-year collateralized long-term loan, expiring in 2011, in the amount of 145 million New Taiwanese Dollars (US$4.5 million at April 30, 2006) bearing interest at an annual rate of 3.105%. The loan is collateralized by our manufacturing facility in Taiwan. In June 2004, we borrowed $4.1 million against this facility and repatriated $3.5 million to the U.S. to reduce amounts outstanding under the domestic senior credit facility. The balance of $4.4 million at April 30, 2006 is included in Term Loans Payable.

On March 21, 2005, in a Private Investment in Public Equity Transaction (“PIPE Transaction”), we sold 17,473,116 equity units at $3.72 per unit for gross proceeds of $65 million, and net proceeds of more than $59 million. A unit consists of one share of our common stock and one warrant to buy 1/10th of a share of our common stock. Ten warrants give the holder the right to purchase one share of common stock for $4.07. The terms of the warrants allowed us to force conversion of outstanding warrants to common stock if certain conditions were met and on April 20, 2006, we announced our intention to convert all remaining common stock warrants issued in connection with PIPE Transaction to common stock on April 28, 2006. The warrant holders had the option of completing the conversion on a cash or cashless basis. For those warrant holders opting for the cashless exercise, we issued 334,054 shares. We received $3.6 million from warrant holders that converted on a cash basis and issued 886,443 shares. As of April 30, 2006 there are 403,300 warrants outstanding.

Because the market price of the common stock was greater than $3.70, we issued approximately 304,000 anti-dilution warrants to holders of warrants outstanding prior to the PIPE Transaction which had on issuance a Black-Scholes value of approximately $1.7 million. Approximately $1.5 million of this amount relates to warrants issued under subordinated debt agreements and $0.2 million relates to warrants issued under senior debt agreements. Proceeds of the PIPE were used to pay down existing debt, including all of the subordinated debt. The Form S-1 registration statement covering shares issued in the PIPE and shares issuable on exercise of the warrants described herein was declared effective on February 22, 2006.

Our domestic senior credit agreement (“Credit Agreement”) is our primary source of external funding. Effective July 8, 2005, we executed a $30 million, three year senior credit agreement with Bank of America N.A. and U.S. Bank N.A. This credit agreement expires July 8, 2008 and bears interest at the bank’s prime rate (7.75% at April 30, 2006) or is linked to LIBOR plus a percentage depending on our leverage ratios, at our option. The agreement sets forth specific financial covenants to be attained on a quarterly basis, which we believe, based on our financial forecasts, are achievable. At April 30, 2006, we had $22.7 million of domestic unused line of credit, net of $7.3 million in outstanding letters of credit.

Our capital spending plans currently provide for outlays of approximately $8 million in fiscal 2007, primarily related to information technology spending and facility improvement. It is expected that funds necessary for these expenditures will be generated internally. In fiscal 2005 and 2004, our investments in capital equipment were minimal as we were trying to conserve cash and were restricted by our debt agreements on the amount of capital spending we were allowed. Our capital spending for fiscal 2006 and 2005 amounted to $2.5 million and $1.8 million, respectively.

We believe that our existing cash, cash from operations, and credit facilities at April 30, 2006 are adequate to fund our operations through April 30, 2007.

Tabular Disclosure of Contractual Obligations

The following table summarizes our principal contractual obligations and other commercial commitments over various future periods as of April 30, 2006. See Notes 5, 10 and 15 to April 30, 2005 Consolidated Financial Statements for additional information regarding foreign currency contracts, long-term debt, and lease obligations, respectively.

(in thousands)	Maturity by Fiscal Year
	2007	2008	2009	2010	2011	Thereafter	Total
Foreign currency contracts (1)	$2,111	$—	$—	$—	$—	$—	$2,111
Inventory purchases (2)	1,117	—	—	—	—	—	1,117
Operating leases	2,438	1,923	1,676	1,694	1,715	2,699	12,145
Other (3)	353	127	3	—	—	—	483
Long-term debt, notes payable & Capital leases (4)	3,246	837	837	862	838	400	7,020

Total (5)	$9,265	$2,887	$2,516	$2,556	$2,553	$3,099	$22,876

(1)

As these obligations were entered into as hedges, the majority of these obligations will be offset by losses/gains on the related assets, liabilities and transactions being hedged. In late May 2006, we received notification that the contract against which these hedges were put in place was being placed on hold. We terminated these hedges in the first quarter of our fiscal 2007.
(2)	We have included inventory purchase commitments, which are enforceable and legally binding and specify minimum purchase quantities. These purchase commitments do not exceed our projected requirements and are in the normal course of business. These commitments exclude open purchase orders.
(3)	These obligations include non-inventory vendor commitments, such as professional retainers and trade show commitments.
(4)	This table is based on the contractual due dates of the long-term debt, notes payable balances and capital leases.
(5)	Total future payments of interest are $441 and have been excluded from this table due to the insignificant amounts.

Long-term debt, notes payable and lease commitments are expected to be met from working capital provided by operations and, as necessary, by other borrowings.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financing or other relationships with unconsolidated entities or other persons. There are occasions whereupon we enter into forward contracts on foreign currencies, primarily the Euro, purely for the purpose of hedging exposure to changes in the value of accounts receivable in those currencies against the US dollar. At April 30, 2006, there was one Euro forward contract outstanding with a notional amount of $2.1 million which was subsequently settled in May 2006.

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

Revenue Recognition

For UHP waterjet pumps and consumable and services sales, we recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.” SAB 104 requires that revenue can only be recognized when it is realized or realizable and earned. Revenue generally is realized or realizable and earned when all four of the following criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the price is fixed or determinable; and (4) collectibility is reasonably assured. Product sales revenue are generally recognized at the time of shipment, receipt by customer, or, if applicable, upon conversion of customer acceptance provisions.

Because our FlowMaster software is essential to the functionality of our UHP waterjet systems, we recognize revenue in accordance with Statement of Position 97-2 (“SOP 97-2”), “Software Revenue Recognition”. The revenue recognition criteria of SOP 97-2 are similar to those of SAB 104 and software revenue is recognized when (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the price is fixed or determinable; and (4) collectibility is probable. For sales of systems, revenue is generally recognized when shipped. Revenue for installation services is recognized as services are provided.

For complex aerospace and automation systems designed and manufactured to buyers’ specification, we recognize revenues using the percentage of completion method in accordance with Statement of Position 81-1 (“SOP 81-1”), “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” We use the cost to cost method, measuring the costs incurred on a project at a specified date, as compared to the estimated total cost of the project. Percentage of completion requires management to estimate costs to complete. Accordingly, modifications to estimates will impact percentage of completion revenues and associated gross margins.

Valuation of Obsolete/Excess Inventory

We currently record a valuation for obsolete or excess inventory for parts and equipment that are no longer used due to design changes to our products or lack of customer demand. We regularly monitor our inventory levels and, if we identify an excess condition based on our usage and our financial policies, we record a corresponding valuation. If our estimate for obsolete or excess inventory is understated, gross margins would be reduced.

Valuation of Deferred Tax Assets

We review our deferred tax assets regularly to determine their realizability. When evidence exists that it is more likely than not that we will be unable to realize a deferred tax asset (“DTA”), we set up a valuation allowance against the asset based on our estimate of the amount which will likely not be realizable. Future utilization of deferred tax assets could result in recording of income tax benefits. The timing of any potential reversal of the valuation allowance is contingent on prior profitability and future expected profitability. A large component of the DTA relates to our net operating loss (“NOL”) which will offset future taxable income. As we become more profitable, the likelihood that the NOL will be utilized also increases, which will increase the likelihood we will reverse the valuation allowance against the NOL and other deferred tax assets. The timing of these events is directly related to the timing and degree of our future profitability.

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

We evaluate goodwill and intangible assets with indefinite lives for potential impairment indicators as of our fiscal year-end and when certain triggering events occur. Our judgments regarding the existence of impairment indicators are based on expected operational performance, market conditions, legal factors, and future plans. Future events could cause us to conclude that impairment indicators exist and that goodwill should be evaluated for impairment prior to our fiscal year-end. Our impairment evaluation is based on comparing the fair value of the operating units, and if necessary, the implied fair value of goodwill, with corresponding carrying values. Any shortfalls would require us to record an impairment charge for the difference between the carrying value and implied value of goodwill. We determine fair value by using a discounted cash flow model. Any resulting impairment charge could have a material adverse impact on our financial condition and results of operations. Expected future operational performance is based on estimates and management’s judgment. Many factors will ultimately influence the accuracy of these estimates.

Legal Contingencies

At any time, we may be involved in certain legal proceedings. Our policy is to routinely assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after thoughtful analysis of each known issue and an analysis of historical experience. We record reserves related to certain legal matters for which it is probable that a loss has been incurred and the range of such loss can be estimated. With respect to other matters, management has concluded that a loss is only reasonably possible or remote and, therefore, no liability is recorded. Management discloses the facts regarding matters assessed as reasonably possible and potential exposure, if determinable. Costs incurred with defending claims are expensed as incurred. As of April 30, 2006, we have accrued our estimate of the probable liabilities for the settlement of these claims.

We do not believe these proceedings will have a material adverse effect on our consolidated financial position. However, it is possible that future results of operations or cash flows for any particular quarterly or annual period could be materially affected by changes in our assumptions, or the effectiveness of our strategies, related to these proceedings.

Recently Issued Accounting Pronouncements

See Note 19 to the Consolidated Financial Statements included for recently issued accounting pronouncements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Market risk exists in our financial instruments related to an increase in interest rates, adverse changes in foreign exchange rates relative to the U.S. dollar, as well as financial risk management and derivatives. These exposures are related to our daily operations.

Interest Rate Exposure—At April 30, 2006, we had $7.0 million in interest bearing debt. Of this amount, $4.4 million was fixed rate debt with an interest rate of 3.105% per annum. The remaining debt of $2.6 million was at a variable interest rate from 2% to 2.516% as of April 30, 2006. See Note 10 to the Consolidated Financial Statements for additional contractual information on our debt obligations. Market risk is estimated as the potential for interest rates to increase 10% on the variable rate debt. A 10% increase in interest rates would result in an approximate additional annual charge to our pre-tax profits and cash flow of $5,000, based on the debt balance and interest rate as of April 30, 2006. At April 30, 2006, we had no derivative instruments to offset the risk of interest rate changes. We may choose to use derivative instruments, such as interest rate swaps, to manage the risk associated with interest rate changes.

Foreign Currency Exchange Rate Risk—We transact business in various foreign currencies, primarily the Canadian dollar, the Eurodollar, the Japanese yen, the New Taiwan dollar, and the Swiss Franc. As all of our foreign operations have functional currencies in other than the U.S. dollar, we translate the assets and liabilities of these operations into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates during the period. Aggregate net foreign exchange gains included in the determination of net income amounted to $74,000 for the year ended April 30, 2006. Based on the net position of foreign assets less liabilities, a near-term 10% appreciation or depreciation of the U.S. dollar in all currencies we operate could impact operating income by $1.5 million and other income (expense) by $15,000, based on the fiscal 2006 operating income and other income (expense) balances. Our financial position and cash flows could be similarly impacted. We have used forward exchange rate contracts in the past, and may continue to use derivative instruments in the future to manage the risk associated with foreign currency exchange rate changes. As of April 30, 2006, the loss of $273,000 recorded in OCI related to the foreign exchange hedges was reclassified from OCI into earnings in fiscal 2007. See Note 5 to the Consolidated Financial Statements for detailed discussion of derivative financial instruments.

Item 8.    Financial Statements and Supplementary Data

The following consolidated financial statements are filed as a part of this report:

Index to Consolidated Financial Statements	Page in This Report
Reports of Independent Registered Public Accounting Firms	33

Consolidated Balance Sheets at April 30, 2006 and 2005	35

Consolidated Statements of Operations for each of the three years in the period ended April 30, 2006	36

Consolidated Statements of Cash Flows for each of the three years in the period ended April 30, 2006	37

Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Income (Loss) for each of the three years in the period ended April 30, 2006	38

Notes to Consolidated Financial Statements	39

Financial Statement Schedule

Schedule II Valuation and Qualifying Accounts	65

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Flow International Corporation

Kent, Washington

We have audited the accompanying consolidated balance sheet of Flow International Corporation and subsidiaries (the “Company”) as of April 30, 2006 and the related consolidated statements of operations, shareholders’ equity (deficit) and comprehensive income (loss), and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Flow International Corporation and subsidiaries as of April 30, 2006, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of April 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 25, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses.

/s/ Deloitte & Touche LLP

Seattle, Washington

July 25, 2006

To the Board of Directors and Shareholders of Flow International Corporation

In our opinion, the consolidated balance sheet as of April 30, 2005 and the related consolidated statements of operations, cash flows, shareholders’ equity (deficit) and comprehensive income (loss) for each of the two years in the period ended April 30, 2005 (appearing on pages 35 through 38 of this Form 10-K) present fairly, in all material respects, the financial position of Flow International Corporation (the “Company”) and its subsidiaries at April 30, 2005, and the results of their operations and their cash flows for each of the two years in the period ended April 30, 2005, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule as of and for the fiscal years ended April 30, 2005 and 2004 appearing in this Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, the Company adopted the provisions of EITF 00-21 “Revenue Arrangements with Multiple Deliverables,” effective August 1, 2003 and the provisions of FIN 46R “Consolidation of Variable Interest Entities” effective February 1, 2004.

/s/    PRICEWATERHOUSECOOPERS LLP

Seattle, Washington

July 29, 2005, except for the restatement discussed under “Amendment No. 1” in Note 2 (not presented herein) to the consolidated financial statements appearing under Item 8 of Amendment No. 2 to the Company’s 2005 Annual Report of Form 10-K/A, as to which the date is November 21, 2005, and except for the restatement discussed under “Amendment No. 2” in Note 2 (not presented herein) to the consolidated financial statements appearing under Item 8 of Amendment No. 2 to the Company’s 2005 Annual Report of Form 10-K/A and the effects of the discontinued operations related to the disposal of the Avure business discussed in Note 2, as to which the date is January 31, 2006

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	April 30,
	2006	2005
ASSETS:
Current Assets:
Cash and Cash Equivalents	$36,186	$12,976
Restricted Cash	—	469
Receivables, net	32,480	38,325
Inventories	23,097	24,218
Deferred Income Taxes	190	—
Prepaid Expenses	4,763	6,046
Other Current Assets	2,017	2,632

Total Current Assets	98,733	84,666

Property and Equipment, net	11,226	12,634
Intangible Assets, net	3,173	14,644
Goodwill	2,764	2,764
Deferred Income Taxes	246	1,532
Other Assets	1,956	2,227

	$118,098	$118,467

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Notes Payable	$2,319	$3,531
Current Portion of Long-Term Obligations	928	9,912
Accounts Payable	21,204	20,842
Accrued Payroll and Related Liabilities	6,954	8,819
Taxes Payable and Other Accrued Taxes	3,518	2,370
Deferred Income Taxes	1,997	609
Deferred Revenue	6,779	4,646
Customer Deposits	7,396	10,606
Warrant Obligation	—	6,696
Other Accrued Liabilities	7,480	10,481

Total Current Liabilities	58,575	78,512

Long-Term Obligations, net	3,774	5,704
Other Long-Term Liabilities	716	3,219

	63,065	87,435

Commitments and Contingencies

Minority Interest	—	1,568

Shareholders’ Equity (Deficit):
Series A 8% Convertible Preferred Stock—$.01 par value, 1,000,000 shares authorized, none issued	—	—
Common Stock—$.01 par value, 49,000,000 shares authorized, 36,943,161 and 33,495,479 shares issued and outstanding at April 30, 2006 and 2005, respectively	364	335
Capital in Excess of Par	137,192	112,512
Accumulated Deficit	(74,492)	(79,827)
Accumulated Other Comprehensive Loss:
Cumulative Translation Adjustment, net of income tax of $0 and $0	(7,758)	(3,506)
Unrealized Loss on Cash Flow Hedges, net of income tax of $0 and $19	(273)	(50)

Total Shareholders’ Equity	55,033	29,464

	$118,098	$118,467

The accompanying notes are an integral part of these consolidated financial statements.

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended April 30,
	2006	2005	2004
Sales	$203,289	$172,966	$132,861
Cost of Sales	112,377	106,943	82,803

Gross Margin	90,912	66,023	50,058

Operating Expenses:
Marketing	33,919	28,371	22,843
Research and Engineering	7,290	5,889	5,873
General and Administrative	33,166	22,849	19,031
Restructuring Charges	1,236	—	2,468
Financial Consulting Charges	—	623	1,520
Gain on Barton Sale	(2,500)	—	—

	73,111	57,732	51,735

Operating Income (Loss)	17,801	8,291	(1,677)
Interest Expense	(1,664)	(20,342)	(12,759)
Interest Income	405	106	137
Fair Value Adjustment on Warrants Issued	(6,915)	(274)	—
Other Income, net	310	1,979	8,121

Income (Loss) Before Provision for Income Taxes	9,937	(10,240)	(6,178)
Provision for Income Taxes	(4,014)	(1,934)	(4,490)

Income (Loss) from Continuing Operations	5,923	(12,174)	(10,668)
Income (Loss) from Operations of Discontinued Operations, Net of Income Tax of $488, $731, and $459	966	(9,023)	(1,256)
(Loss) Gain on Sale of Discontinued Operations, Net of Income Tax of $334, $0 and $0	(1,554)	—	650

Net Income (Loss)	$5,335	$(21,197)	$(11,274)

Income (Loss) Per Share
Basic
Income (Loss) from Continuing Operations	$.17	$(.69)	$(.69)

Discontinued Operations, Net of Income Tax	(.02)	(.50)	(.04)

Net Income (Loss)	$.15	$(1.19)	$(.73)

Diluted
Income (Loss) from Continuing Operations	$.16	$(.69)	$(.69)
Discontinued Operations, Net of Income Tax	(.01)	(.50)	(.04)

Net Income (Loss)	$.15	$(1.19)	$(.73)

The accompanying notes are an integral part of these consolidated financial statements.

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended April 30,
	2006	2005	2004
Cash Flows from Operating Activities:
Net Income (Loss)	$5,335	$(21,197)	$(11,274)
Adjustments to Reconcile Net Income (Loss) to Cash Provided by Operating Activities:
Depreciation and Amortization	3,327	5,109	6,167
Deferred Income Taxes	609	(198)	646
Gain on Sale of Equity Securities	—	—	(2,618)
Write-off of Capitalized Bank Fees and Debt Discount	—	6,815	—
Fair Value Adjustment on Warrants Issued	6,915	274	—
Provision for Slow Moving and Obsolete Inventory	554	—	—
Stock Compensation	4,736	1,585	763
Impairment Charges	—	9,064	—
Net loss on Disposal and Write-Down of Operating Assets	1,554	—	963
Foreign Currency (Gains) Losses	(1,939)	(1,443)	(2,791)
Amortization of Debt Discount	—	1,112	907
Other	369	419	35
Changes in Operating Assets and Liabilities:
Receivables	(3,050)	2,094	(3,645)
Inventories	(7,945)	3,048	14,812
Prepaid Expenses	406	(2,745)	(300)
Other Current Assets	(1,670)	(238)	2,435
Other Long-Term Assets	1,079	1,268	981
Accounts Payable	3,277	5,255	2,366
Accrued Payroll and Related Liabilities	656	1,607	3,028
Deferred Revenue	2,321	1,491	(2,059)
Customer Deposits	2,649	6,024	(436)
Other Accrued Liabilities and Other Accrued Taxes	4,164	4,414	1,731
Other Long-Term Liabilities	(1,167)	(1,678)	526

Cash Provided by Operating Activities	22,180	22,080	12,237

Cash Flows From Investing Activities:
Expenditures On Property and Equipment	(2,498)	(1,762)	(5,863)
Proceeds from Sale of Equity Securities	—	—	3,275
Cash Received in Sale of Business, Net of Cash Sold	10,119	—	1,837
Proceeds from Sale of Property and Equipment	175	783	—
Restricted Cash	496	1,758	(2,156)
Other	148	31	500

Cash Provided by (Used in) Investing Activities	8,440	810	(2,407)

Cash Flows from Financing Activities:
(Repayments) Borrowings Under Notes Payable, net	(545)	(5,633)	3,697
Payments on Senior Credit Agreement	(59,294)	(82,607)	(46,530)
Borrowings on Senior Credit Agreement	49,599	52,321	30,087
Payments of Long-Term Obligations	(116)	(49,023)	(1,054)
Borrowings on Long-Term Obligations	—	4,079	1,200
Proceeds from Issuance Of Common Stock and Warrants	—	59,287	—
Proceeds from Exercise of Options	5,720	107	—
Dividends to Minority Joint Venture Partner	(989)	—	—

Cash Used in Financing Activities	(5,625)	(21,469)	(12,600)

Effect of Exchange Rate Changes	(1,785)	(179)	(541)

Increase (Decrease) in Cash And Cash Equivalents	23,210	1,242	(3,311)
Cash and Cash Equivalents at Beginning of Period	12,976	11,734	15,045

Cash and Cash Equivalents at End of Period	$36,186	$12,976	$11,734

Supplemental Disclosures of Cash Flow Information
Cash Paid during the Year for:
Interest	$903	$9,810	$7,472
Income Taxes	1,674	2,970	2,940

Supplemental Disclosures of Noncash Financing Activity
Capitalization of Interest on Long-Term Obligations	$—	$7,061	$7,875
Issuance of compensatory common stock on executive incentive compensation plan	799	757	—
Capital Lease Obligations	238	167	—
Classification of PIPE warrants to additional paid-in capital	13,611	—	—

The accompanying notes are an integral part of these consolidated financial statements.

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Common Stock		Capital In Excess of Par	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)
	Shares	Par Value
Balances, April 30, 2003	15,359	$154	$53,925	$(47,356)	$(764)	$5,959
Components of Comprehensive Loss:
Net Loss				(11,274)		(11,274)
Reclassification Adjustment for Sale of Equity Securities, Net of Income Tax of $0					(809)	(809)
Unrealized Gain on Cash Flow Hedges, Net of Income Tax of $277					713	713
Reclassification Adjustment for Settlement of Cash Flow Hedges, net of income tax of $23					58	58
Cumulative Translation Adjustment, Net of Income Tax of $0					(3,627)	(3,627)

Total Comprehensive Loss						(14,939)

Stock Compensation	151	2	761			763

Balances, April 30, 2004	15,510	156	54,686	(58,630)	(4,429)	(8,217)
Components of Comprehensive Loss:
Net Loss				(21,197)		(21,197)
Unrealized Loss on Cash Flow Hedges, Net of Income Tax of $133					(343)	(343)
Reclassification Adjustment for Settlement of Cash Flow Hedges, net of income tax of $15					38	38
Cumulative Translation Adjustment, Net of Income Tax of $0					1,178	1,178

Total Comprehensive Loss						(20,324)

Issuance of Common Stock	17,473	175	52,690			52,865
Issuance of Warrants			2,690			2,690
Stock Compensation	512	4	2,446			2,450

Balances, April 30, 2005	33,495	335	112,512	(79,827)	(3,556)	29,464
Components of Comprehensive Income:
Net Income				5,335		5,335
Unrealized Loss on Cash Flow Hedges, Net of Income Tax of $0					(715)	(715)
Reclassification Adjustment for Settlement of Cash Flow Hedges, net of income tax of $0					492 *	492 *
Reclassification of Avure Business Cumulative Translation Adjustment to Income, Net of Income Tax of $0					(3,053)	(3,053)
Cumulative Translation Adjustment, Net of Income Tax of $0					(1,199)	(1,199)

Total Comprehensive Income						860

Exercise of Warrants & Options	2,925	24	5,695			5,719
Reclass Warrant Liability to Capital In Excess of Par			13,611			13,611
Stock Compensation	523	5	5,374			5,379

Balances, April 30, 2006	36,943	$364	$137,192	$(74,492)	$(8,031)	$55,033

*	The amount includes $448 related to the discontinued operations and was transferred to the purchaser of Avure Business on October 31, 2005 (see Note 2).

The accompanying notes are an integral part of these consolidated financial statements.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three years ended April 30, 2006

(All tabular dollar amounts in thousands, except per share and option amounts)

Note 1—The Company and Summary of Significant Accounting Policies:

Operations and Segments

Flow International Corporation (“Flow” or the “Company”) designs, develops, manufactures, markets, installs and services ultrahigh-pressure (“UHP”) water pumps and UHP water management systems. Flow’s core competency is UHP water pumps. Flow’s UHP water pumps pressurize water from 40,000 to 87,000 pounds per square inch (psi) and are integrated with water delivery systems so that water can be used to cut or clean material. Flow’s products include both standard and specialized waterjet cutting and cleaning systems. In addition to UHP water systems, the Company provides automation and articulation systems. The Company provides technologically-advanced, environmentally-sound solutions to the manufacturing, industrial and marine cleaning markets.

The Company has identified four reportable segments, North America Waterjet, Asia Waterjet, Other International Waterjet (together known as Waterjet) and Applications (previously called “Other”). See Note 18 for detailed information on the reportable segments.

Principles of Consolidation

The consolidated financial statements include the accounts of Flow International Corporation and its wholly-owned subsidiaries. All material intercompany transactions and accounts have been eliminated in consolidation.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” as revised in December 2003 by FIN 46R. The rule requires that companies consolidate a variable interest entity (“VIE”) if the company is subject to a majority of the risk of loss from the VIE’s activities, or is entitled to receive a majority of the entity’s residual returns or both. Based upon the Company’s analysis, the Company is associated with one VIE, Flow Autoclave Systems (“Autoclave”), and has determined that it is the primary beneficiary and should, therefore, continue to include the VIE in its consolidated financial statements. Autoclave is a joint venture with an unrelated third party. None of Autoclave’s assets are collateralized on behalf of its obligations and the general creditors of Flow Autoclave do not have any recourse to the Company. The implementation of FIN 46R in the fourth fiscal quarter of 2004 had no effect on the consolidated financial statements. Autoclave was subsequently sold on October 31, 2005 (see Note 2).

Revenue Recognition

The Company recognizes revenue for sales of UHP waterjet pumps, consumables, services, and billing for freight charges, in accordance with SEC Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.” SAB 104 requires that revenue can only be recognized when it is realized or realizable and earned. Revenue generally is realized or realizable and earned when all four of the following criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the price is fixed or determinable; and (4) collectibility is reasonably assured. Product sales revenue are generally recognized at the time of shipment, receipt by customer, or, if applicable, upon completion of customer acceptance provisions.

During the second quarter of fiscal 2004, the Company adopted EITF Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables” on a prospective basis. EITF 00-21, which was subsequently included in SAB 104, provides guidance on how to account for arrangements that involve the delivery or performance of single or multiple products, services and/or rights to use assets.

Unearned revenue is recorded for products or services that have not been provided but have been invoiced under contractual agreements or paid for by a customer, or when products or services have been provided but all the criteria for revenue recognition have not been met.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2006

(All tabular dollar amounts in thousands, except per share and option amounts)

Because the FlowMaster software is essential to the functionality of the Company’s waterjet systems, the Company recognizes revenue in accordance with Statement of Position 97-2 (“SOP 97-2”), “Software Revenue Recognition”. The revenue recognition criteria of SOP 97-2 are similar to those of SAB 104 and software revenue is recognized when (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the price is fixed or determinable; and (4) collectibility is probable. For sales of systems, revenue is generally recognized when shipped. Revenue for installation services is recognized as services are provided.

Revenue arrangements with multiple deliverables are divided into separate units of accounting when the delivered item(s) have value to the customer on a standalone basis, there is objective and reliable evidence of fair value or Vendor-Specific Objective Evidence (“VSOE”) of fair value of the undelivered item(s) and delivery/performance of the undelivered item(s) is probable. The total arrangement consideration is allocated among the separate units of accounting based on their relative fair values, or VSOE of fair value, and the applicable revenue recognition criteria considered for each unit of accounting or element. For contract arrangements that combine deliverables such as systems with embedded software, and installation, each deliverable is generally considered a single unit of accounting or element. The amount allocable to a delivered item is limited to the amount that the Company is entitled to bill and collect and is generally not contingent upon the delivery/performance of additional items.

For complex aerospace and automation systems designed and manufactured to buyers’ specification, the Company recognizes revenues using the percentage of completion method in accordance with Statement of Position 81-1 (“SOP 81-1”), “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Typical lead times can range from six to 18 months. Sales and profits on such contracts are recorded based on the ratio of total actual incurred costs to date to the total estimated costs for each contract (the “cost-to-cost” method). Losses on contracts are recognized in the period in which they are determined. The impact of revisions of contract estimates is recognized as a cumulative change in estimate in the period in which the revisions are made. Shipping revenues and expenses are recorded in revenue and cost of goods sold, respectively.

Cost of Sales

Cost of sales includes direct and indirect costs associated with the manufacture, installation and service of the Company’s systems and consumable parts sales. Direct costs include material and labor, while indirect costs include, but are not limited to, inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other costs of our distribution network.

Advertising Expense

The Company incurs advertising expense including online and offline costs to promote its brands. For the years ended April 30, 2006, 2005 and 2004, the advertising expense was $846,000, $690,000 and $419,000, respectively.

Cash Equivalents and Restricted Cash

The Company considers highly liquid short-term investments with original or remaining maturities from the date of purchase of three months or less, if any, to be cash equivalents. The Company’s cash consists of demand deposits in large financial institutions. At times, balances may exceed federally insured limits.

The Company may, at times, pledge cash as security for customer or other commitments. These amounts are shown separately on the balance sheets and classified as current or non-current assets according to the amount of time remaining until the expiration of the underlying commitments.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2006

(All tabular dollar amounts in thousands, except per share and option amounts)

Inventories

Inventories are stated at the lower of cost, determined by using the first-in, first-out method, or market. Costs included in inventories consist of materials, labor and manufacturing overhead, which are related to the purchase or production of inventories.

Property and Equipment

Property and equipment are stated at the lower of cost or net realizable value. Additions, leasehold improvements and major replacements are capitalized. When assets are sold, retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the statement of operations. Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets, which range from three to 11 years for machinery and equipment; three to nine years for furniture and fixtures and 19 years for buildings. Leasehold improvements are amortized over the shorter of the related lease term, or the life of the asset. Expenditures for maintenance and repairs are charged to expense as incurred.

Goodwill and Intangible Assets

In accordance with Statement of Financial Accounting Standard 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” the Company does not amortize goodwill or intangible assets with indefinite lives. Goodwill and intangible assets with indefinite lives are tested for impairment at each year end, or more frequently, if a significant event occurs. Intangible assets with a finite life are tested for impairment when events or change in circumstances indicate the carrying value may not be recoverable. To test goodwill for impairment, the Company compares the fair value of its reporting units, and, if necessary, the implied fair value of goodwill, with the corresponding carrying values. If necessary, the Company records an impairment charge for any shortfall. The Company determines the fair value of its reporting units using a discounted cash flow model and uses other measures of fair value, such as purchase prices offered by potential buyers of businesses that might be sold, if they are viewed as better indicators of fair value. In accordance with SFAS 142, the Company conducted its annual impairment review of goodwill as of April 30 on its continuing operations and concluded that no impairment charges were incurred for the years ended April 30, 2006, 2005 and 2004. Regarding fiscal 2005, in view of the possibility of the sale of its North America and International Press reportable segments as well as the non ultrahigh-pressure portion of its Food reportable segment (the “Avure Business” or “Discontinued Operations”), the Company determined that it was not appropriate to carry forward previous years’ valuations of the reporting units in these reportable segments that carried goodwill. The Company, therefore, updated its estimates of fair value of the reporting units based on the offer prices it had received from potential purchasers of the businesses. This exercise indicated that the fair value of the reporting units was less than carrying value and that their goodwill was fully impaired. Consequently, the Company recorded a full impairment charge of $9.1 million of goodwill related to the Company’s North America and International Press reportable segments and the charge was reflected in the Loss from Operations of Discontinued Operations for the year ended April 30, 2005.

Intangible assets consist of acquired and internally developed patents and trademarks. Trademarks have an indefinite life and are not amortized. Trademarks included in intangible assets were $405,000 and $338,000 at April 30, 2006 and 2005, respectively, of which $24,000 relate to Discontinued Operations’ balance as of April 30, 2005. The Company capitalizes application fees, license fees, legal and other costs of successfully defending a patent from infringement. The remaining costs are expensed as incurred. Patents are amortized on a straight-line basis over the legal life of the underlying patents. The total carrying amount of patents included in

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2006

(All tabular dollar amounts in thousands, except per share and option amounts)

intangible assets was $4,044,000 and $27,660,000 at April 30, 2006 and 2005, respectively, of which $23,776,000 related to Discontinued Operations’ balances as of April 30, 2005. Accumulated amortization was $1,276,000 and $13,354,000 at April 30, 2006 and 2005, respectively, of which $12,037,000 related to Discontinued Operations’ balances as of April 30, 2005. Amortization expense for intangible assets with definite lives for continuing operations for the years ended April 30, 2006, 2005 and 2004 amounted to $131,000, $364,000 and $309,000, respectively. The estimated annual amortization expense is $294,000 for continuing operations for each year through April 30, 2009.

Long-Lived Assets

In accordance with Statement of Financial Accounting Standard No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amounts of assets may not be recoverable. The carrying value of long-lived assets is assessed for impairment by evaluating operating performance and estimated future undiscounted cash flows of the underlying assets. If the sum of the expected future net cash flows of an asset is less than its carrying value an impairment charge is required. Impairment charges are recorded to the extent that an asset’s carrying value exceeds fair value. No impairment charges were incurred for the years ended April 30, 2006, 2005 and 2004.

Fair Value of Financial Instruments

Financial instruments consist primarily of cash, trade accounts receivable, accounts payable, debt, customer deposits and foreign currency hedge contracts. The carrying amount of all financial instruments on the balance sheet as of April 30, 2006 and 2005 approximates fair value.

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

Credit risks are mitigated by the diversity of customers in our customer base across many different geographic regions and performing creditworthiness analyses on such customers. The Company is not dependent on any single customer and no single customer accounted for 10% or more of revenues during any of the three years ended April 30, 2006. Some of the customers are contractors to The Boeing Company (“Boeing”) and are purchasing from the Company equipment for certain projects awarded to them by Boeing. Boeing-related revenue is $21.6 million in fiscal 2006 which is in excess of 10% of the consolidated revenue due in part to equipment related to the Boeing 787 project initiated in fiscal 2005. As of April 30, 2006 and 2005, the Company does not believe that it has any significant concentrations of credit risk.

Warranty Liability

Products are warranted to be free from material defects for a period of one year from the date of installation. Warranty obligations are limited to the repair or replacement of products. Warranty liability is recorded at time

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2006

(All tabular dollar amounts in thousands, except per share and option amounts)

of the sale. The Company’s warranty accrual is reviewed quarterly by management for adequacy based upon recent shipments and historical warranty experience. Credit is issued for product returns upon receipt of the returned goods, or, if material, at the time of notification and approval.

Product Liability

The Company is obligated under terms of its product liability insurance contracts to pay all costs up to deductible amounts. These costs are reported in General and Administrative expenses and include insurance, investigation and legal defense costs.

Health Benefits

Starting fiscal 2006, the Company is self insured for the cost of employee group health insurance. Each reporting period, the Company records the costs of its health insurance plan including paid claims, the change in the estimate of incurred but not reported (“IBNR”) claims, taxes and administrative fees (collectively the “Plan Cost”). For the year ended April 30, 2006, Plan Cost was approximately $2.1 million, and the total accrual, including IBNR, which is included in wages and benefits payable, was $234,000.

Foreign Currency Translation

The financial statements of foreign subsidiaries have been measured and translated in accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”. The local currency is the functional currency for all operations outside of the United States. Assets and liabilities are translated at year-end rates. Income and expense accounts are translated at the average rates in effect during the period. Net exchange gains and losses resulting from the use of different exchange rates from period to period are included in other comprehensive income in shareholders’ equity.

Assets and liabilities (including inter-company accounts that are transactional in nature) of the Company which are denominated in currencies other than the functional currency of the entity are translated based on current exchange rates and gains or losses are included in the statements of operations.

Research and Engineering

The majority of research and engineering expenses are related to research and development efforts undertaken by the Company which are expensed as incurred. Research and development expenses were $6.7 million, $5.5 million and $5.6 million for fiscal 2006, 2005 and 2004.

Other Income, net

Other Income, net consists of the following:

	Year Ended April 30,
	2006	2005	2004
Net realized foreign exchange gain	$19	$2,826	$915
Net unrealized foreign exchange gain (loss)	55	(772)	3,960
Realized gain on sale of equity securities	—	—	2,618
Other	236	(75)	628

Total	$310	$1,979	$8,121

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2006

(All tabular dollar amounts in thousands, except per share and option amounts)

Basic and Diluted Income (Loss) Per Share

Basic income (loss) per share represents net income (loss) available to common shareholders divided by the weighted average number of shares outstanding during the period. Diluted income (loss) per share represents net income (loss) available to common shareholders divided by the weighted average number of shares outstanding including the potentially dilutive impact of stock options, where appropriate. Common stock equivalents include stock options and warrants. Potential common share equivalents of stock options and warrants are computed by the treasury stock method and are included in the denominator for computation of earnings per share if such equivalents are dilutive.

The following table sets forth the computation of basic and diluted loss per share for the years ended April 30, 2006, 2005 and 2004:

	Year Ended April 30,
	2006	2005	2004
Numerator:
Income (loss) from continuing operations	$5,923	$(12,174)	$(10,668)

Denominator:
Denominator for basic income (loss) per share—weighted average shares	34,676	17,748	15,415
Dilutive potential common shares from employee stock options	230	—	—
Dilutive potential common shares from warrants	1,371	—	—
Dilutive potential common shares from stock compensation plans	374	—	—

Denominator for diluted income (loss) per share—weighted average shares and assumed conversions	36,651	17,748	15,415

Basic income (loss) per share from continuing operations	$.17	$(.69)	$(.69)
Diluted income (loss) per share from continuing operations	$.16	$(.69)	$(.69)

There were 2,034,546 and 2,089,412 of potentially dilutive common shares from employee stock options and 3,219,245, and 860,000 of potentially dilutive shares from warrants which have been excluded from the diluted weighted average share denominator for fiscal 2005 and 2004, respectively, as their effect would be anti-dilutive.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2006

(All tabular dollar amounts in thousands, except per share and option amounts)

Stock-Based Compensation

The Company maintains several stock-based employee compensation plans and accounts for those plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation cost is reflected in the Company’s net income (loss) to the extent options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock Based Compensation”. No options were granted in fiscal 2006. The weighted-average fair values at the date of grant for options granted were estimated using the Black-Scholes option-pricing model, based on the following assumptions: (i) no expected dividend yields for fiscal years 2005 and 2004; (ii) expected volatility rates of 62.7% and 61.8% for fiscal 2005 and 2004, respectively; and (iii) expected lives of six years for fiscal 2005 and 2004. The risk-free interest rate applied to fiscal 2005 and 2004 was 3.8% and 3.9%, respectively.

	Year Ended April 30,
	2006	2005	2004
Net income (loss), as reported	$5,335	$(21,197)	$(11,274)
Add: Stock compensation included in net income (loss), net of related tax effects	5,602	1,046	504
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax related effects	(2,704)	(1,090)	(878)

Pro forma net income (loss)	$8,233	$(21,241)	$(11,648)

Net income (loss) per share—basic:
As reported	$0.15	$(1.19)	$(0.73)
Pro forma	$0.24	$(1.20)	$(0.76)
Net income (loss) per share—diluted:
As reported	$0.15	$(1.19)	$(0.73)
Pro forma	$0.22	$(1.20)	$(0.76)

The Company is required to adopt SFAS No. 123R, “Share-Based Payment (Revised 2004) at the beginning of its fiscal year 2007. See Note 19 for additional information on the anticipated impact of adoption of this standard.

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

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2006

(All tabular dollar amounts in thousands, except per share and option amounts)

Reclassifications

In the consolidated statement of operations for fiscal 2005, the “fair value adjustment on warrants issued” was included as part of “other income, net”. For fiscal 2006, the amount was shown as a separate line item and the prior year presentation was conformed.

Note 2—Discontinued Operations

The Company reported one of its subsidiaries as a discontinued operation for the year ended April 30, 2003. This wholly owned subsidiary of the Company was involved in the decommissioning of oil wells. On May 16, 2003, the Company consummated the sale of the subsidiary’s assets, recording proceeds of $1.8 million and a gain on the sale (net of tax) of approximately $650,000. The Company retains no future interest in the subsidiary.

During the second quarter of fiscal 2006, the Board of Directors approved the Company’s plan to sell certain of its non-core businesses as a result of the strategy to divest itself of operations that do not rely upon its core ultra-high-pressure water pump business. On September 30, 2005, the Company entered into an agreement to divest its Avure Business. The sale of the business was consummated on October 31, 2005. The consideration included cash of $6 million, less a working capital adjustment of $951,000, which was received on November 1, 2005, and a promissory note of $8 million payable 90 days after closing at a simple interest rate of 10% per annum, which was received on March 14, 2006. In addition, the Company received a promissory note of $2 million payable 3 years after closing at a simple interest rate of 6% per annum. The $2 million promissory note was reduced by 50% of the transferred pension balance as of October 31, 2005 or $687,500 and is included in Other Assets on the April 30, 2006 Consolidated Balance Sheet.

The purchaser of the Avure Business (“Purchaser”) subsequently claimed that it is entitled to a further working capital adjustment of $1.4 million, which claim the Company has disputed, and the Company and the Purchaser have agreed to resolve this claim in accordance with the procedure agreed on at the time of sale. The Company and the Purchaser have also agreed that the Purchaser shall have a limited right to prepay, at a 12.5% discount, the balance of the promissory note due 3 years after closing. The Company and the Purchaser have further agreed to amend certain terms of the agreement providing for the supply by the Company to the Purchaser of pumps and spare parts. The continuing cash flows are insignificant and the Company will not have significant continuing involvement in the operations of Avure Business.

The Company initially recorded a loss of $1,147,000, net of income taxes of $334,000, on the sale. During the third quarter of its fiscal year 2006, the Company increased its Loss on Sale of Discontinued Operations by $300,000 as its best estimate of the amount to settle the working capital dispute, and by $107,000 as a discount on the 3 year note, for a total of $407,000.

The Company has classified the financial results of its Avure Business as discontinued operations on the Consolidated Statements of Operations for all periods presented. The Consolidated Balance Sheets as of April 30, 2005 and the Consolidated Statements of Cash Flows for the year ended April 30, 2005 and 2004 do not reflect discontinued operations treatment for the Avure Business as the Company has elected not to reclassify its balance sheets or cash flows for this discontinued operation.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2006

(All tabular dollar amounts in thousands, except per share and option amounts)

Summarized financial information for the Discontinued Operations is set forth below:

	Year Ended April 30,
	2006	2005	2004
Sales	$16,087	$46,399	$44,748
Income (loss) before provision for income taxes	1,454	(8,292)	(861)
Provision for income taxes	(488)	(731)	(395)
Income (loss) from operations of discontinued operations	966	(9,023)	(1,256)

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

Under terms of the PIPE Transaction, the Company is required to have the Form S-1, which registers the shares sold in the PIPE Transaction remain effective. If there is a fundamental change in the business, the Company may be required to amend the Form S-1. If the time required to prepare such amendments makes the registration statement unavailable for the sale of PIPE shares for more than 40 days (not necessarily consecutive), the Company will be subject to a cash penalty of up to $650,000 per month for each month the registration statement is not effective.

Under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), the fair value of the warrants issued under the PIPE Transaction were reported initially as a liability and marked to fair value on the Statement of Operations at each reporting period due to the requirement to net-cash settle the transaction until the Company’s Form S-1 is declared effective. The reason for this treatment is that there were cash payment penalties of 1% of the gross proceeds per month ($650,000) had the Form S-1 not been declared effective prior to March 10, 2006. The Form S-1 registration statement was declared effective on February 22, 2006. Upon effectiveness of the Form S-1, these amounts were reclassified into Capital in Excess of Par in the Equity section of the Consolidated Balance Sheets. At April 30, 2005, the warrant of $6.7 million was included in current liabilities. There is no warrant liability as of April 30, 2006.

On April 20, 2006, the Company announced its intention to convert to common stock all remaining common stock warrants issued in connection with PIPE Transaction. The terms of the warrants allow the Company to force conversion of outstanding warrants to common stock if certain conditions are met. One of the conditions was that the closing price for the Company’s stock for each of the 20 consecutive trading days prior to the date of the notice of conversion exceeds $8.14. This condition was satisfied in April 2006. Another condition is that the shares issuable upon exercise of the warrants must be registered, a condition that was satisfied when the Company’s Form S-1 registration statement was declared effective on February 22, 2006. Pursuant to the terms of the warrants, the exercise date was April 28, 2006, the fifth trading day following the day the Company notified the warrant holders of the conversion. The warrant holders had the option of completing the conversion on a cash or cashless basis. For those warrant holders opting for the cashless exercise, we issued 334,054 shares. For those warrant holders opting for the cashless exercise, the conversion of the warrants to common stock has been completed with each warrant holder receiving a number of shares based on the formula set forth in the warrant. The Company received $3.6 million from warrant holders that converted on a cash basis and issued

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2006

(All tabular dollar amounts in thousands, except per share and option amounts)

886,443 shares. At April 30, 2006, there are 403,300 warrants outstanding which are exercisable at $4.07 per share since February 22, 2006 when the Form S-1 became effective.

Note 4—Warranty Obligations:

The Company provides for the estimated costs of product warranties at the time the product revenue is recognized. The provisions are based upon historical costs incurred for such obligations adjusted, as necessary, for current conditions and factors. Due to the significant uncertainties and judgments involved in estimating the Company’s warranty obligations, including changing product designs and specifications, the ultimate amount incurred for warranty costs could change in the near term from the current estimate.

The following table shows the fiscal 2006 and 2005 activity for the Company’s warranty accrual:

Accrued warranty balance as of April 30, 2004	$1,204
Accruals for warranties on fiscal 2005 sales	1,507
Warranty costs incurred in fiscal 2005	(1,001)

Accrued warranty balance as of April 30, 2005	1,710
Accruals for warranties on fiscal 2006 sales	1,483
Sale of Avure Business—see Note 2	(326)
Warranty costs incurred in fiscal 2006	(1,376)

Accrued warranty balance as of April 30, 2006	$1,491

The warranty accrual related to Discontinued Operations was $286,000 as of April 30, 2005.

Note 5—Derivative Financial Instruments:

The Company follows Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

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

Certain forecasted transactions and assets are exposed to foreign currency risk. The Company monitors its foreign currency exposures regularly to maximize the overall effectiveness of its foreign currency hedge

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2006

(All tabular dollar amounts in thousands, except per share and option amounts)

positions. In fiscal 2006, the Company was awarded two aerospace contracts to be paid in Eurodollars. In order to mitigate the foreign exchange risk between US Dollar and Eurodollars, the Company entered into two derivative instruments on December 16, 2005 and March 27, 2006 with total notional amounts of $7.3 million and $4.4 million, respectively. These foreign exchange contracts expire at various times through June 2007.

Hedge ineffectiveness, determined in accordance with SFAS 133, had no impact on earnings for the years ended April 30, 2006, 2005 and 2004. No fair value hedges or cash flow hedges were derecognized or discontinued for the years ended April 30, 2006, 2005 and 2004.

Derivative gains or losses included in OCI are reclassified into earnings each period as the related transactions are recognized into earnings. $44,000 was transferred from OCI into earnings during the year ended April 30, 2006.

As noted in Note 20 Subsequent Event, due to the changes of above-mentioned projects, the Company cancelled the related hedges in June 2006 and discontinued hedge accounting prospectively in accordance with SFAS 133, and as a result, the Company recorded a total of $339,000 in Other Expense related to these hedges in its first quarter of fiscal 2007.

Note 6—Investments and Related Party Transactions:

In January 2004, the Company sold its investment in marketable securities of WGI Heavy Minerals (WGI) for $3.3 million and realized a gain of $2.6 million on the transaction which is reflected in Other Income, net on the Consolidated Statement of Operations for the year ended April 30, 2004. All proceeds were used to pay down outstanding borrowings and permanently reduce the available borrowing capacity of the senior credit facility.

Arlen I. Prentice, a director, is Chief Executive Officer of Kibble & Prentice, Inc., a company that, together with its wholly owned subsidiary, provides insurance brokerage and employee benefits, administrative and consulting services to the Company. Premium payments for insurance coverage that Kibble & Prentice, Inc. passes on to the underwriters have totaled $2.4 million, $1.0 million and $2.4 million for the fiscal years ended April 2006, 2005 and 2004, respectively. These amounts included commissions of $281,809, $227,539 and $219,302, respectively. Mr. Prentice abstains from participating in the approval of matters where he may have a conflict of interest.

Note 7—Receivables:

Receivables consist of the following:

	April 30,
	2006	2005
Trade Accounts Receivable	$30,128	$37,157
Unbilled Revenues	5,219	5,027

	35,347	42,184
Less Allowance for Doubtful Accounts	2,867	3,859

	$32,480	$38,325

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2006

(All tabular dollar amounts in thousands, except per share and option amounts)

Unbilled revenues do not contain any amounts which are expected to be collected after one year. Receivables from Discontinued Operations were $11,831,000 as of April 30, 2005.

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

Note 8—Inventories:

Inventories consist of the following:

	April 30,
	2006	2005
Raw Materials and Parts	$13,642	$12,567
Work in Process	2,172	4,799
Finished Goods	7,283	6,852

	$23,097	$24,218

Inventories of Discontinued Operations were $6,150,000 as of April 30, 2005.

Note 9—Property and Equipment:

Property and Equipment are as follows:

	April 30,
	2006	2005
Land and Buildings	$6,122	$6,211
Machinery and Equipment	22,035	34,442
Furniture and Fixtures	2,376	4,576
Leasehold Improvements	7,223	7,827
Construction in Progress	785	241

	38,541	53,297

Less Accumulated Depreciation and Amortization	27,315	40,663

	$11,226	$12,634

Property and equipment of Discontinued Operations were $1,680,000 as of April 30, 2005.

Net book value of assets held under capitalized leases and included in property and equipment are $352,000 and $243,000 as of April 30, 2006 and 2005, respectively.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2006

(All tabular dollar amounts in thousands, except per share and option amounts)

Note 10—Long-Term Obligation and Notes Payable:

Long-term obligations are as follows:

	April 30,
	2006	2005
Credit Agreement	$—	$9,695
Term Loans Payable	4,702	5,921

	4,702	15,616
Less Current Portion	(928)	(9,912)

	$3,774	$5,704

Notes Payable	$2,319	$3,531

Debt of Discontinued Operations was $2,450,000 as of April 30, 2005 and was included in Notes Payable.

On July 8, 2005, the Company signed a new three year credit agreement (“Agreement”). The Agreement provides for a revolving line of credit of up to $30.0 million with a maturity date of August 1, 2008 and is collateralized by a general lien on all of the Company’s assets. Certain subsidiaries guaranteed the Company’s line of credit under the Agreement. Interest rates under the Agreement are at LIBOR plus a percentage depending on the Company’s leverage ratios, or at the Bank of America’s prime rate in effect from time to time, at the Company’s option. LIBOR and the prime rate at April 30, 2006 were 5.0% and 7.75%, respectively. The Agreement requires compliance with funded debt, tangible net worth and liquidity ratios. The Company also pays an annual letter of credit fee equal to 1.5% of the amount available to be drawn under each outstanding letter of credit. The annual letter of credit fee is payable quarterly in arrears and varies depending on the Company’s leverage ratio. In addition, the Agreement includes a subjective acceleration clause which permits the lenders to demand payment in the event of a material adverse change. The prior credit agreement, however, included a process whereby the Company’s current excess cash receipts directly reduced the outstanding senior credit facility balance. Therefore, at April 30, 2005, the balance outstanding was classified as a current liability. The Agreement does not include this provision, therefore, any outstanding balance would be classified in Long-Term Obligations.

As of April 30, 2006, the Company had $22.7 million of domestic unused line of credit, net of $7.3 million in outstanding letters of credit.

The Company was in compliance with all covenants as of and for the year ended April 30, 2006.

The Company also has leases for office equipment on which it owes outstanding principal of $337,000. This total amount is shown under Term Loans Payable as of April 30, 2006, of which $134,000 is current.

The Company has obtained a seven-year collateralized long-term loan, expiring in 2011, in the amount of 145 million New Taiwanese Dollars (US$4.5 million at April 30, 2006) bearing interest at an annual rate of 3.105%. The loan is collateralized by the Company’s recently completed manufacturing facility. In June 2004, the Company borrowed $4.1 million against this facility and repatriated $3.5 million to the U.S. to reduce amount outstanding under the senior credit facility. The balance of $4.4 million at April 30, 2006 is included in Term Loans Payable, of which $794,000 is current.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2006

(All tabular dollar amounts in thousands, except per share and option amounts)

The Company also has four unsecured credit facilities in Taiwan with a commitment totaling 228 million New Taiwanese Dollars (US $7.1 million at April 30, 2006), bearing interest at rates ranging from 2.0% to 2.52% per annum. The credit facilities have maturities between 12 and 36 months and can be extended for like periods, as needed, at the bank’s option. At April 30, 2006, all the credit facilities will mature within one year and the balance outstanding under these credit facilities amounts to US $2.3 million, which is shown under Notes Payable.

As of April 30, 2005, Notes Payable also included borrowings under a $3.5 million (25 million Swedish Krona) Avure AB line of credit which is collateralized by trade accounts receivable and inventory, at an interest rate of Swedish prime (3.4% at April 30, 2005) plus 0.75%. The line was eliminated with the sale of the Avure Business discussed in Note 2.

Principal payments under all debt obligations for the next five years are as follows: $3,246,000 in 2007, $837,000 in 2008 and 2009, $862,000 in 2010, $838,000 in 2011, and $400,000 thereafter.

Note 11—Income Taxes:

The components of consolidated income (loss) before income taxes and the provision for income taxes are as follows:

	Year Ended April 30,
	2006	2005	2004
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes:
Domestic	$(5,640)	$(20,161)	$(14,260)
Foreign	15,577	9,921	8,082

Total	$9,937	$(10,240)	$(6,178)

The provision for income taxes from Continuing Operations comprises:

	Year Ended April 30,
	2006	2005	2004
Current:
State and Local	$65	$(18)	$87
Foreign	3,696	1,952	4,011

Total	3,761	1,934	4,098
Deferred	253	—	392

Total	$4,014	$1,934	$4,490

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2006

(All tabular dollar amounts in thousands, except per share and option amounts)

Net deferred tax assets (liabilities) comprise the following:

	April 30, 2006	April 30, 2005
Current:
Accounts receivable allowances	$309	$320
Inventory capitalization	381	164
Obsolete inventory	434	602
Vacation accrual	293	237
Net operating loss carryover	—	923
Business tax credits	423	423
Foreign	190	—
Other	—	—

Current Deferred Tax Assets	2,030	2,669
Unrealized loss	—	(1,639)
Valuation allowance	(1,840)	(1,639)

Total Current Deferred Tax Asset (Liability)	190	(609)

Long-Term:
Fixed assets	835	—
Net operating loss carryover	31,189	32,836
Capital loss	1,561	—
Goodwill	61	393
Foreign taxes	2,620	127
Deferred Compensation	476	—
Undistributed foreign earnings	(3,189)	—
AMT credits	546	564
Foreign	246	—
All other	1,427	877

Long-Term Deferred Tax Asset	35,772	34,797
Fixed assets	—	(58)
Valuation allowance	(35,526)	(33,207)

Total Long-Term Deferred Tax Asset	246	1,532

Deferred Tax Liabilities:
Foreign Withholding Tax	(1,927)	—
Foreign Other	(70)	—

Total Deferred Tax Liabilities:	(1,997)	—

Net Deferred Tax Asset (Liability)	$(1,561)	$923

The Company’s valuation allowance increased by $2.5 million and $10.9 million in fiscal 2006 and 2005, respectively. The 2006 increase included changes of $0.9 million relating to prior years which resulted from changes in the underlying gross deferred tax assets which gave rise to the valuation allowance but did not impact the Company’s Statement of Operations for the year ended April 30, 2006.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2006

(All tabular dollar amounts in thousands, except per share and option amounts)

A reconciliation of income taxes at the federal statutory rate to the provision for income taxes from continuing operations is as follows:

	Year Ended April 30,
	2006	2005	2004
Income taxes at federal statutory rate	34.0%	(34.0)%	(34.0)%
Foreign tax rate differences	(9.4)	(2.4)	10.4
Change in valuation allowances	(59.3)	58.8	(49.3)
State and local tax rate differences	0.4	0.3	0.9
Warrant revaluation	23.7	—	—
Original issue discount amortization	—	(8.4)	5.6
Non deductible meals	0.7	0.1	0.6
Foreign earnings not previously subject to U.S. tax	41.4	—	108.2
Foreign withholding taxes	5.6	2.1	28.2
Impairment charge	—	1.3	—
Executive Compensation	9.1	—	—
Prior year reconciled amounts	(9.2)	—	—
Other	3.4	1.1	2.1

Income tax provision	40.4%	18.9%	72.7%

As of April 30, 2006, the Company had approximately $63.4 million of domestic net operating loss and $15.1 million of state net operating loss carryforwards to offset certain earnings for federal and state income tax purposes. These net operating loss carryforwards expire between fiscal 2022 and fiscal 2026. Net operating loss carryforwards in foreign jurisdictions amount to $27.1 million and do not expire. The Company also has a capital loss carryover of $4.3 million which expires in 2011. Utilization of net operating losses may be subject to limitation due to ownership changes and other limitation provided by the Internal Revenue code and similar state provisions. If such a limitation applies, the net operating loss may expire before full utilization.

Since 2003, the Company has provided a full valuation allowance against its domestic net operating losses and certain foreign net operating losses. The Company also placed a valuation allowance against certain other deferred tax assets based on the expected reversal of both deferred tax assets and liabilities.

In years prior to fiscal 2004 a provision was not made for U.S. income taxes or foreign withholding taxes on undistributed earnings of foreign subsidiaries. In the fourth quarter of fiscal 2004, the Company was no longer able to permanently defer foreign earnings as a result of changes in financing arrangements. As a result, the Company recorded a liability for withholding taxes payable on future repatriation of historical foreign earnings as of April 30, 2006, 2005 and 2004, of $0.6 million, $217,000 and a $1.7 million respectively. In July 2005, the Company repatriated $1.4 million from certain foreign subsidiaries and plans to continue to repatriate additional earnings in the future.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2006

(All tabular dollar amounts in thousands, except per share and option amounts)

Note 12—Stock-based Compensation Plans:

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

1991 Stock Option Plan (the “1991 SO Plan”).    The 1991 SO Plan was adopted in October 1991 and amended in August 1993. Incentive and nonqualified stock options up to 700,000 shares could be issued under this plan. There are no shares outstanding as of April 30, 2006.

1995 Long-Term Incentive Plan (the “1995 LTI Plan”).    The 1995 LTI Plan was adopted in August 1995. In fiscal 2000, the 1995 LTI Plan was amended to increase the number of shares available for grant to 3,350,000 shares. The 1995 LTI Plan was replaced by the 2005 Plan described below. The remaining options under this plan of 751,157 will be granted under the 2005 Plan.

2005 Equity Incentive Plan (the “2005 Plan”).    The 2005 Plan was adopted in September 2005 on approval of the shareholders to attract and retain the most talented employees and promote the growth and success of the business by aligning long-term interests of employees with that of shareholders. The 2005 Plan provides for a pool of 2.5 million shares to be awarded, which includes the 751,157 shares from the 1995 LTI Plan. The Company, at its discretion, may choose to grant the 2.5 million shares in the form of restricted stock units, stock options or stock appreciation rights.

All options become exercisable upon a change in control of the Company. Options generally have a two-year vesting schedule, and are generally granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. The maximum term of options is 10 years from the date of grant.

The following chart summarizes the status of the options at April 30, 2006, which expire at various times through 2015:

	1987 Nonemployee Directors Plan	1995 LTI Plan	Total
Number of options outstanding	319,250	922,741	1,241,991
Number of options vested	319,250	870,448	1,189,698
Average exercise price per share of options outstanding	$10.27	$8.44	$8.91

No options were granted in fiscal 2006. The weighted-average fair values at the date of grant for options granted in fiscal 2005 and 2004 were estimated using the Black-Scholes option-pricing model, based on the following assumptions: (i) no expected dividend yields for fiscal years 2005 and 2004; (ii) expected volatility rates of 62.7% and 61.8% for fiscal 2005 and 2004, respectively; and (iii) expected lives of six years for fiscal 2005 and 2004. The risk-free interest rate applied to fiscal 2005 and 2004 was 3.8% and 3.9%, respectively.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2006

(All tabular dollar amounts in thousands, except per share and option amounts)

The following table summarizes information about stock options outstanding at April 30, 2006:

Range of Exercise Prices	Number Outstanding at April 30, 2006	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at April 30, 2006	Weighted- Average Exercise Price
$2.00 - $7.99	262,888	6.43 years	$4.05	210,595	$4.01
$8.00 - $10.00	285,463	2.71 years	9.14	285,463	9.14
$10.01 - $12.25	693,640	3.86 years	10.66	693,640	10.66

Total:	1,241,991	4.14 years	$8.91	1,189,698	$9.12

The following table presents the stock option activity for the years ended April 30:

	2006		2005		2004
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding—beginning of year	2,034,546	$9.49	2,089,412	$9.05	2,500,682	$9.26
Granted during the year:	—	—	21,250	5.92	42,500	2.10
Exercised during the year:	(255,750)	8.20	(44,375)	2.55	—	—
Forfeited during the year:	(536,805)	10.21	(31,741)	8.05	(453,770)	9.53

Outstanding, end of year	1,241,991	$8.91	2,034,546	$9.20	2,089,412	$9.05
Exercisable, end of year	1,189,698	$9.12	1,907,003	$9.49	1,875,299	$9.65
Weighted Average fair value of options granted during each period:		$—		$3.59		$1.26

Besides stock options plans, the Company also maintains several stock-based compensation plans which grant common stock or restricted stock units summarized as follows:

	2006	2005	2004
Shares and units granted during the year	580,200	506,826	157,094
Weighted Average grant-date fair value per share for shares granted during the year	$9.42	$2.91	$3.10

During fiscal 2006, 2005 and 2004 the Company recorded non-cash compensation expense of $5.6 million, $1.6 million and $763,000, respectively, related to various compensatory arrangements which provide common stock or restricted stock units, rather than options, to the Board of Directors and executive management.

Each non-employee Board of Directors member is eligible to receive and is granted common stock worth $30,000 annually.

In July 2003, the Company entered into retention agreements with certain key executives which were intended to provide these individuals with incentives to remain with the Company by providing periodic cash payments and a stock distribution in January 2007. As the Company’s financial condition has improved, thus reducing the risk that key executives will seek other employment, and the Company’s stock price has risen increasing the cost to the Company associated with the equity portion of the retention agreements, the Company

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2006

(All tabular dollar amounts in thousands, except per share and option amounts)

agreed to terminate these agreements and distribute remaining unpaid amounts effective February 23, 2006. The Company recorded a total of $2.6 million during the year ended April 30, 2006 which included $899,000 from the impact of the acceleration on awards of restricted stock units under these agreements and their termination.

In fiscal 2004, the Company implemented an annual incentive compensation program which pays executive management certain percentages of each executive’s based compensation to 50% in cash and 50% in common stock upon achievement of certain pre-determined performance targets. The Company issued 135,121 shares and 292,800 shares in fiscal 2006 and 2005 for the payout of the fiscal 2005 and 2004 plan, respectively. Total compensation expense recorded in conjunction with this plan amounted to $2.0 million, $2.1 million and $1.8 million for the years ended April 30, 2006, 2005 and 2004, respectively.

The January 2003 employment agreement with the CEO provides for annual restricted stock grants of 45,000 shares. These restricted stock grants vest on the earlier of the achievement of yearly performance targets or 10 years.

The table below presents the expense components related to the various common stock arrangements for executives and Directors for the three years ended April 30, 2006.

	Year Ended April 30,
	2006	2005	2004
Accrual for annual compensatory stock award to Board members	$240	$247	$270
Executive employment, incentive, and retention contracts	5,362	1,338	493

	$5,602	$1,585	$763

Note 13—Voluntary Pension and Salary Deferral Plan:

The Company has a 401(k) savings plan in which employees may contribute a percentage of their compensation. At its discretion, the Company may make contributions based on employee contributions and length of employee service. In October 2002, the Company discontinued its discretionary match to employees. Effective May 9, 2005, the Board resolved to reinstate employer matching contributions. Company contributions and expenses under the plan for the year ended April 30, 2006 were $815,000. There were no such contributions and expenses in fiscal year 2005 and 2004.

Note 14—Preferred Share Rights Purchase Plan:

On June 7, 1990 the Board of Directors of the Company adopted a Preferred Share Rights Purchase Plan (the “Plan”). The Plan was amended and restated as of September 1, 1999 and amended by Amendments No. 1 and 2 dated October 29, 2003 and October 19, 2004, respectively. Pursuant to the Plan, as amended, a Preferred Share Purchase Right (a “Right”) is attached to each share of Company common stock. The Rights will be exercisable only if a person or group acquires 15% or more of the Company’s common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15% or more of the common stock. Each Right entitles shareholders to buy one one-hundredth of a share of Series B Junior Participating Preferred Stock (the “Series B Preferred Shares”) of the Company at a price of $45. If the Company is acquired in a merger or other business combination transaction, each Right will entitle its holder to purchase a number of the acquiring company’s common shares having a value equal to twice the exercise price of the Right. If a person or group acquires 15% or more of the Company’s outstanding common stock, each Right will entitle its holder (other than

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2006

(All tabular dollar amounts in thousands, except per share and option amounts)

such person or members of such group) to receive, upon exercise, a number of the Company’s common shares having a value equal to two times the exercise price of the Right. Following the acquisition by a person or group of 10% or more of the Company’s common stock and prior to an acquisition of 50% or more of such common stock, the Board of Directors may exchange each Right (other than Rights owned by such person or group) for one share of common stock or for one one-hundredth of a Series B Preferred Share. Prior to the acquisition by a person or group of 15% of the Company’s common stock, the Rights are redeemable, at the option of the Board, for $.0001 per Right. The Rights expire on September 1, 2009. The Rights do not have voting or dividend rights, and until they become exercisable, have no dilutive effect on the earnings of the Company.

Note 15—Commitments and Contingencies:

Lease Commitments

The Company rents certain facilities and equipment under non-cancelable agreements treated for financial reporting purposes as operating leases. The majority of leases currently in effect are renewable for periods of two to five years. Rent expense under these leases was approximately $2.1 million, $2.4 million, and $2.9 million for the years ended April 30, 2006, 2005 and 2004, respectively.

Future minimum rents payable under operating leases for years ending April 30 are as follows:

Year Ending April 30,
2007	$2,438
2008	$1,923
2009	$1,676
2010	$1,694
2011	$1,715
2012 and thereafter	$2,699

$12,145

Product Liability

The Company is subject to product liability claims arising out of the sale of its current and former products. To minimize the financial impact of product liability claims, the Company purchases product liability insurance in amounts and under terms considered acceptable to management.

At any point in time covered by these financial statements, there are outstanding product liability claims against the Company, and incidents are known to management that may result in future claims. Management, in conjunction with internal and external legal counsel, periodically evaluates the merit of all claims, including product liability claims, as well as considering unasserted claims. The Company aggressively defends itself when warranted and applies the accounting and disclosure criteria of SFAS 5, “Accounting for Contingencies” when evaluating its exposure to all claims.

Recoveries, if any, may be realized from indemnitors, codefendants, insurers or insurance guaranty funds. Management, based on estimates provided by the Company’s legal counsel on such claims, believes its insurance coverage is adequate.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2006

(All tabular dollar amounts in thousands, except per share and option amounts)

Legal Proceedings

At any time, the Company may be involved in certain legal proceedings in addition to the Omax matter described below. The Company’s policy is to routinely assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after thoughtful analysis of each known issue and an analysis of historical experience in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” and related pronouncements. The Company records reserves related to certain legal matters for which it is probable that a loss has been incurred and the range of such loss can be estimated. With respect to other matters, management has concluded that a loss is only reasonably possible or remote and, therefore, no liability is recorded. Management discloses the facts regarding matters assessed as reasonably possible and potential exposure, if determinable. Costs incurred with defending claims are expensed as incurred. As of April 30, 2006, the Company has accrued its estimate of the probable liabilities for the settlement of these claims.

The Company does not believe these proceedings will have material adverse effect on its consolidated financial position. However, it is possible that future results of operations and cash flows for any particular quarterly or annual period could be materially affected by changes in the company’s assumptions, or the effectiveness of its strategies, related to these proceedings.

Omax Corporation (“Omax”) filed suit against the Company on November 18, 2004. The case, Omax Corporation v. Flow International Corporation, United States District Court, Western Division at Seattle, Case No. CV04-2334, was filed in federal court in Seattle, Washington. The suit alleges that the Company’s products infringe Omax’s Patent Nos. 5,508,596 entitled “Motion Control with Precomputation” and 5,892,345 entitled “Motion Control for Quality in Jet Cutting.” The suit also seeks to have the Company’s Patent No. 6,766,216 entitled “Method and System for Automated Software Control of Waterjet Orientation Parameters” declared invalid, unenforceable and not infringed. The Company has brought claims against Omax alleging certain of their products infringe its Patent No. 6,766,216. Omax manufactures waterjet equipment that competes with the Company’s equipment. Both the Omax and the Company’s patents are directed at the software that controls operation of the waterjet equipment. Although the Omax suit seeks damages of over $100 million, the Company believes Omax’s claims are without merit and the Company intends not only to contest Omax’s allegations of infringement but also to vigorously pursue its claims against Omax with regard to its own patent. Accordingly, the Company has not provided any loss accrual related to the Omax lawsuit as of April 30, 2006. The Company has spent, and expect to continue to spend, considerable amounts on this case.

Note 16—Restructuring Charges

In fiscal 2005, the Company completed the execution of a restructuring plan, begun in May 2003, intended to return the Company to profitability through reductions in headcount, consolidation of facilities and operations, and closure or divestiture of selected operations.

In June 2005, under a new initiative, the Company announced the closing and relocation of its Wixom, Michigan business to its Burlington, Ontario facility. The Company terminated 25 employees and recorded associated severance benefits of $175,000 which were paid in the first six months of fiscal 2006. In October 2005, once the facility was vacated, the Company recorded restructuring charges related to lease termination costs of $278,000, net of expected sublease income, and wrote off leasehold improvements of $108,000 related to this leased space.

During the fourth quarter of fiscal 2006, the Company reassessed its lease accrual as it has been unsuccessful in its efforts to sublease the vacated facility and increased the accrual by $575,000 which represents the remaining lease payments as well as other lease charges related to the facility which will remain vacant until the termination of the lease.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2006

(All tabular dollar amounts in thousands, except per share and option amounts)

The remaining accrued facility exit costs for all segments of $915,000, which consist of long-term lease commitments, net of expected sublease income for selected facilities, will be paid primarily over the next two years.

The following table summarizes accrued restructuring activity (in thousands):

	North America	Other International	Applications		Discontinued Operations		Consolidated
	Facility Exit Costs	Facility Exit Costs	Severance Benefits	Facility Exit Costs	Severance Costs	Facility Exit Costs	Severance Benefits	Facility Exit Costs	Total
Balance, April 30, 2004	$139	$333	$—	$—	$244	$191	$244	$663	$907
Restructuring charge	—	—	—	—	120	119	120	119	239
Cash payments	(36)	(49)	—	—	(277)	(68)	(277)	(153)	(430)

Balance, April 30 2005	103	284	—	—	87	242	87	629	716
Restructuring charge	—	—	175	1,061	—	—	175	1,061	1,236
Cash payments	(36)	(120)	(175)	(245)	(87)	(40)	(262)	(441)	(703)
Noncash settlements	—	—	—	(132)	—	(202)	—	(334)	(334)

Balance, April 30 2006	$67	$164	$—	$684	$—	$—	$—	$915	$915

Note 17—Gain on Barton Sale

On August 26, 2005, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with Barton Mines Company (“Barton”) to sell Barton the Company’s customer list for $2.5 million in cash at closing and recognized a gain of $2.5 million. In addition, the Purchase Agreement gives Barton the right to sell abrasive to the Company’s customers for future annual payments of up to $250,000 for the next three years based on achievement of system sales targets and royalty payments for systems sold over the next 10 years. The Company recognized revenue of $250,000 related to the annual payment and $198,000 related to the royalty payment in fiscal 2006.

Note 18—Operating Segment and Geographical Information:

The Company has determined that its operating segments are those based upon the manner in which internal financial information is produced and evaluated by the chief operating decision maker (the Company’s Chief Executive Officer).

The Company has identified four reportable segments. These segments, North America Waterjet, Asia Waterjet, Other International Waterjet (together known as Waterjet), and Applications (previously called “Other”), utilize the Company’s released pressure technology. The Waterjet operation includes cutting and cleaning operations, which are focused on providing total solutions for the aerospace, automotive, job shop, surface preparation and paper industries. The Applications operation provides specialty engineered robotic systems designed for material removal and separation of various materials and for factory automation. These systems are primarily used in automotive applications. Segment operating results are measured based on revenue growth, gross margin and operating income (loss).

The Company previously had seven reportable segments. On October 31, 2005, the Company sold the three segments that comprised the Avure Business: North America Press, International Press and the non ultrahigh-pressure portion of Food.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2006

(All tabular dollar amounts in thousands, except per share and option amounts)

The table below presents information about the reported operating income (loss) and assets of the Company for the years ended April 30, 2006, 2005 and 2004.

	North America Waterjet	Asia Waterjet	Other International Waterjet	Applications	Inter-segment Eliminations and Reconciliations*	Total
2006
External sales	$109,501	$34,306	$38,664	$20,818	$—	$203,289

Inter-segment sales	24,999	1,149	2,134	1,023	(29,305)	—

Depreciation and amortization	1,409	494	187	269	—	2,359

Operating income	4,105	11,532	1,895	450	(181)	17,801

Income tax provision (benefit)	622	3,125	391	(124)	—	4,014

Goodwill	2,463	301	—	—	—	2,764

Total assets	145,681	41,340	(7,822)	5,471	(66,572)	118,098

2005
External sales	$82,381	$25,505	$34,530	$30,550	$—	$172,966

Inter-segment sales	21,452	928	478	70	(22,928)	—

Depreciation and amortization	1,791	582	186	379		2,938

Operating income (loss)	1,939	6,247	552	(307)	(140)	8,291

Income tax provision (benefit)	298	1,684	(48)	—		1,934

Goodwill	2,463	301				2,764

Total assets	84,088	28,967	19,812	9,855	(24,255)	118,467

2004
External sales	$59,044	$20,502	$28,160	$25,155	$—	$132,861

Inter-segment sales	14,836	1,214	2,358	(1,180)	(17,228)	—

Depreciation and amortization	2,201	302	227	405		3,135

Operating (loss) income	(4,871)	5,299	(2,908)	335	468	(1,677)

Income tax provision	2,333	2,022	135			4,490

Goodwill	2,463	301			8,496	11,260

Total assets	87,988	27,587	17,935	12,265	(16,503)	129,272

*	The eliminations include goodwill of the Avure Business of $8,496 as of April 30, 2004 and total assets of the Avure Business of $56,733, and $62,293 as of April 30, 2005, and 2004, respectively. The reconciliation includes total assets of $10,768 of minor entities that do not constitute separate operating segments.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2006

(All tabular dollar amounts in thousands, except per share and option amounts)

The table below presents the Company’s operations and other financial information by geographical region:

	United States	Europe	Asia	Other Foreign	Inter- segment Eliminations	Consolidated
Fiscal 2006
Sales:
Customers (1)	$111,431	$33,903	$34,306	$23,649	$—	$203,289
Inter-area (2)	24,834	2,134	1,149	1,188	(29,305)	—

Total sales	$136,249	$36,037	$35,455	$25,100	$(29,289)	$203,289

Long-Lived Assets	$11,552	$480	$6,469	$680	$184	$19,365

Fiscal 2005
Sales:
Customers (1)	$99,343	$30,707	$25,505	$17,411	$—	$172,966
Inter-area (2)	19,797	478	928	1,725	(22,928)	—

Total sales	$119,140	$31,185	$26,433	$19,136	$(22,928)	$172,966

Long-Lived Assets	$12,776	$13,426	$6,941	$658		$33,801

Fiscal 2004
Sales:
Customers (1)	$74,805	$24,550	$20,502	$13,004	$—	$132,861
Inter-area (2)	13,291	2,358	1,214	365	(17,228)	—

Total sales	$88,096	$26,908	$21,716	$13,369	$(17,228)	$132,861

Long-Lived Assets	$12,355	$24,276	$7,068	$761		$44,460

(1)	U.S. sales to unaffiliated customers in foreign countries were $23.2 million, $6.7 million, and $9.0 million in fiscal 2006, 2005, and 2004, respectively.
(2)	Inter-area sales to affiliates represent products that were transferred between geographic areas at negotiated prices, which are consistent with the terms sales to third parties. These amounts have been eliminated in the consolidation.

Note 19—Recently Issued Accounting Pronouncements

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs—an Amendment of ARB No. 43, Chapter 4.” This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage, requiring these items be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and will become effective for the Company beginning in May 2006. The adoption of this statement is not expected to have a material impact on its financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment (Revised 2004).” This statement addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for the company’s equity instruments or liabilities that are based on the fair value of the company’s equity securities or may be settled by the issuance of these securities. SFAS 123R eliminates the ability to account for share-based compensation using APB 25 and generally requires that such transactions be

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2006

(All tabular dollar amounts in thousands, except per share and option amounts)

accounted for using a fair value method. The provisions of this statement are effective for financial statements issued for the first interim following a company’s fiscal year that begins on or after June 15, 2005. The Company will adopt the SFAS 123R beginning with the first quarter of its fiscal year 2007 using modified prospective application method. Based on the Company’s current analysis and information, the adoption of SFAS 123R is expected to have a material impact on fiscal 2007 financial results and will decrease its stock compensation expense.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS 154”), “Accounting Changes and Error corrections”. SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim financial Statements”. APB Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to do so. This standard generally will not apply with respective to the adoption of new accounting standards, as new accounting standards usually include specific transition provisions, and will not override transition provisions contained in new or existing accounting literature. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS No. 154 at the beginning of its fiscal year 2007.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This interpretation requires that the Company recognizes in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 is effective for fiscal years beginning after December 15, 2006 which is the beginning of the Company’s fiscal 2008. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

Note 20—Subsequent Event:

In late May 2006, the Company was directed by one of its customers to suspend work on two of its large aerospace systems as a result of possible changes in the timing or scope of the projects. This may result in a reduction in the Company’s backlog as the revenue associated with the project is delayed. The Company also terminated the hedges related to these projects and recorded a total of $339,000 in Other Expense related to these hedges in its first quarter of fiscal 2007.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2006

(All tabular dollar amounts in thousands, except per share and option amounts)

Note 21—Selected Quarterly Financial Data (unaudited):

The consolidated statement of operations for all periods presented has been recast to give effect to the sale of the Avure Business and present the results for the Avure Business as discontinued operations.

Fiscal 2006 Quarters	First	Second	Third	Fourth	Total
Sales	$41,986	$50,685	$47,530	$63,088	$203,289
Gross Margin	17,933	22,334	20,186	30,459	90,912

(Loss) Income from Continuing Operations	(1,128)	2,349	(1,907)	6,609	5,923
Net Income (Loss)	22	1,018	(2,314)	6,609	5,335

(Loss) Income Per Share—Basic:
(Loss) Income from Continuing Operations	(.03)	.07	(.06)	.19	.17
Net Income (Loss)	—	.03	(.07)	.19	.15

(Loss) Income Per Share—Diluted:
(Loss) Income from Continuing Operations	(.03)	.07	(.06)	.18	.16
Net Income (Loss)	—	.03	(.07)	.18	.15

Fiscal 2005 Quarters	First	Second	Third	Fourth	Total
Sales	$38,299	$44,087	$41,750	$48,830	$172,966
Gross Margin	14,172	15,391	15,876	20,584	66,023

(Loss) Income from Continuing Operations	(2,671)	666	(2,208)	(7,961)	(12,174)
Net Loss	(2,340)	(338)	(3,501)	(15,018)	(21,197)

(Loss) Income Per Share:
Basic and Diluted
(Loss) Income from Continuing Operations *	(.17)	.04	(.14)	(.34)	(.69)
Net Loss *	(.15)	(.02)	(.22)	(.64)	(1.19)

*	Quarters do not equal year due to equity offering in the fourth quarter of fiscal 2005.

The Company experienced variation in its quarterly operational results due to various reason such as timing of large customer orders, fair value adjustments on warrants issued, acceleration of executive retention agreements, and seasonality which the highest volume of sales generally occurs in the fourth fiscal quarter.

FLOW INTERNATIONAL CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Other*	Deductions**	Balance at End of Period
Year Ended April 30:

Allowance for Doubtful Accounts
2006	$3,859	$104	$(293)	$(803)	$2,867
2005	4,777	584	54	(1,556)	3,859
2004	5,019	1,366	(19)	(1,589)	4,777

*	Fiscal 2006 includes $241 related to Discontinued Operations
**	Write-offs of uncollectible accounts

Classification	Balance at Beginning of Period	Net Change	Balance at End of Period
Year Ended April 30

Valuation Allowance on Deferred Tax Assets
2006	$34,846	$2,520	$37,366
2005	23,927	10,919	34,846
2004	25,768	(1,841)	23,927

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.    Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (referenced herein as the Exchange Act), we carried out, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of April 30, 2006, our disclosure controls and procedures were not effective because of the material weaknesses discussed below. Additional review, evaluation and oversight were undertaken on the part of management in order to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. As a result of such efforts, management has concluded that the consolidated financial statements in this Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has evaluated the effectiveness of our internal control over financial reporting as of April 30, 2006, using the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (or the COSO criteria). Based on our evaluation, management concluded that material weaknesses existed in our internal controls over financial reporting and consequently, as of April 30, 2006, we did not maintain effective internal control over financial reporting.

A material weakness is a significant deficiency (as defined in PCAOB Auditing Standard No. 2), or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Specifically, the material weaknesses identified were:

•	We did not maintain effective controls over the financial reporting process due to an insufficient complement of personnel with an appropriate level of accounting knowledge, experience, and training in the application of generally accepted accounting principles commensurate with its financial reporting requirements and the complexity of our operations and transactions. As a result, we did not consistently maintain effective controls to ensure there was adequate (i) analysis, documentation, reconciliation and review of accounting records, and supporting data, and (ii) monitoring and oversight of the work performed by accounting and financial reporting personnel to ensure the accuracy and completeness of the consolidated financial statements in accordance with generally accepted accounting principles. This material weakness resulted in errors and the restatement of our interim consolidated financial statements for each of the first two quarters of 2006 relating to income taxes and minority interest and contributed to the additional material weaknesses described below. Due to the (1) significance of the financial closing process to the preparation of reliable financial statements, (2) the significance of the identified misstatements and the potential misstatement that could have resulted due to the deficient controls and (3) the absence of sufficient other mitigating controls, we determined that this control deficiency resulted in more than a remote likelihood that a material misstatement or lack of disclosure within the annual or interim financial statements will not be prevented or detected.

•	We did not maintain effective controls to ensure appropriate segregation of duties in certain locations as the same employees were responsible for the initiating and recording of transactions, thereby creating segregation of duties weaknesses. Due to the (1) significance of segregation of duties to the preparation of reliable financial statements, (2) the significance of potential misstatement that could have resulted due to the deficient controls and (3) the absence of sufficient other mitigating controls, we determined that this control deficiency resulted in more than a remote likelihood that a material misstatement or lack of disclosure within the annual or interim financial statements will not be prevented or detected.

•	The following control deficiencies in the aggregate constitute a material weakness in internal control related to revenue recognition:

a.	a higher than acceptable failure rate in the operating effectiveness of revenue controls designed to ensure appropriate cut-off surrounding revenue and deferred revenue, which resulted in financial statement errors in fiscal 2006 which have been corrected; and

b.	Controls were ineffective and were not properly designed surrounding the approval process for pricing which resulted in financial statement errors in fiscal 2006 which have been corrected.

•	The following control deficiencies related to stock compensation accounting and financial statement disclosure in the aggregate constitute a material weakness :

a.	controls were ineffective and were not properly designed to ensure proper accounting for stock compensation which resulted in financial statement errors which have been corrected; and

b.	controls were ineffective and were not properly designed to ensure proper disclosure of pro forma stock-based employee compensation expense which resulted in errors in financial statement disclosures.

•	Controls were ineffective and were not properly designed to ensure proper accounting and disclosure of deferred taxes which resulted in errors in the financial statements and disclosures which have been corrected.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on our assessment of our internal control over financial reporting, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Flow International Corporation

Kent, Washington

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Flow International Corporation and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of April 30, 2006 because of the effect of the material weaknesses identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

•	Management did not maintain effective controls over the financial reporting process due to an insufficient complement of personnel with an appropriate level of accounting knowledge, experience, and training in the application of generally accepted accounting principles commensurate with its financial reporting requirements and the complexity of the Company’s operations and transactions. As a result, management did not consistently maintain effective controls to ensure there was adequate (i) analysis, documentation, reconciliation and review of accounting records, and supporting data, and (ii) monitoring and oversight of the work performed by accounting and financial reporting personnel to ensure the accuracy and completeness of the consolidated financial statements in accordance with generally accepted accounting principles. This material weakness resulted in errors and the restatement the Company’s interim consolidated financial statements for each of the first two quarters of 2006 relating to income taxes and minority interest and contributed to the additional material weaknesses described below. Due to the (1) significance of the financial closing process to the preparation of reliable financial statements, (2) the significance of the identified misstatements and the potential misstatement that could have resulted due to the deficient controls and (3) the absence of sufficient other mitigating controls, we determined that this control deficiency resulted in more than a remote likelihood that a material misstatement or lack of disclosure within the annual or interim financial statements will not be prevented or detected.

•	Management did not maintain effective controls to ensure appropriate segregation of duties in certain locations as the same employees were responsible for the initiating and recording of transactions, thereby creating segregation of duties weaknesses. Due to the (1) significance of segregation of duties to the preparation of reliable financial statements, (2) the significance of potential misstatement that could have resulted due to the deficient controls and (3) the absence of sufficient other mitigating controls, we determined that this control deficiency resulted in more than a remote likelihood that a material misstatement or lack of disclosure within the annual or interim financial statements will not be prevented or detected.

•	The following control deficiencies in the aggregate constitute a material weakness in internal control related to revenue recognition:

a.	a higher than acceptable failure rate in the operating effectiveness of revenue controls designed to ensure appropriate cut-off surrounding revenue and deferred revenue, which resulted in financial statement errors in fiscal 2006 which have been corrected; and

b.	controls were ineffective and were not properly designed surrounding the approval process for pricing which resulted in financial statement errors in fiscal 2006 which have been corrected.

•	The following control deficiencies related to stock compensation accounting and financial statement disclosure in the aggregate constitute a material weakness:

a.	controls were ineffective and were not properly designed to ensure proper accounting for stock compensation which resulted in financial statement errors which have been corrected; and

b.	controls were ineffective and were not properly designed to ensure proper disclosure of pro forma stock-based employee compensation expense which resulted in errors in financial statement disclosures.

•	Controls were ineffective and were not properly designed to ensure proper accounting and disclosure of deferred taxes which resulted in errors in the financial statements and disclosures which have been corrected.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended April 30, 2006, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of April 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of April 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended April 30, 2006 of the Company and our report dated July 25, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Seattle, Washington

July 25, 2006

Changes in Internal Controls

As discussed above, we have identified material weaknesses in our internal control over financial reporting. In addition, as reported in Item 9A of the Annual Report on Form 10-K/A (Amendment No. 2) for the year ended April 30, 2005, material weaknesses had previously been identified. Although we have not fully remediated those material weaknesses, as evidenced by the results of our evaluation in connection with our implementation of the provisions of Section 404 of Sarbanes-Oxley of 2002 discussed above, we have made and will continue to make, improvements to our system of internal controls.

These on-going remediation efforts, outlined below, are specifically designed to address the material weaknesses identified by management and to improve and strengthen the overall control environment.

•	In the second quarter of fiscal 2006, we hired a new Chief Financial Officer who has the breadth of experience necessary to improve our overall recording and reporting processes, including our internal controls and procedures over financial reporting.

•	In the second quarter of fiscal 2006, we hired a Technical Accounting Manager to ensure compliance with all current and future accounting guidance and complete documentation of our position on such guidance.

•	In the third quarter of fiscal 2006, we initiated a reorganization of our finance department. This reorganization identified the need for seven additional staff in financial reporting, operational accounting, treasury, internal controls, financial business systems, policies and procedures and financial analysis. Although most of the positions have been filled by permanent employees or contract employees by June 2006, such individuals and the controls and procedures they are performing are not expected to be operating effectively until later in fiscal year 2007.

•	During the third quarter of fiscal 2006, we implemented a business and financial review process, during which the Chief Financial Officer and/or Corporate Controller conduct reviews of the financial statements and certain internal controls for each of the divisions on at least a quarterly basis.

•	In the fourth quarter of fiscal 2006, we retained two outside contractors with technical accounting capabilities to assist management with the analysis of complex accounting issues surrounding operational and corporate accounting to temporarily fill open positions identified by the reorganization.

•	In the fourth quarter of fiscal 2006, we hired an additional experienced accountant for our European operations to improve segregation of duties in that location.

•	To clearly segregate duties, we are in the process of identifying additional resources or business process improvements where the potential benefit of adding employees does not justify the expenses associated with such increases.

•	We have made and continue to make improvements in the documentation and implementation training of our accounting policies and procedures to ensure that all transactions are recorded consistently and with the appropriate level of documentation. In the first quarter of fiscal 2007, we hired a Compliance and Global Policies and Procedures Manager, one of the seven positions identified above, to assist with this process.

•	During first quarter of fiscal 2007, we hired a Corporate Accounting Manager and Senior Accountant (two of the seven positions identified above) to improve the overall effectiveness of financial reporting, including strengthening the closing process, as well as ensure adherence to corporate policies and procedures.

•	We have begun to evaluate the business systems and processes that support our evolving operational and financial reporting needs. In the first quarter of fiscal 2007, we hired a Senior Business Analyst to assist with this process, also one of the seven positions identified above.

•	We have engaged an independent consultant to assist in our review of accounting and reporting for income taxes.

We have committed considerable resources to the design, implementation, documentation, and testing of our internal controls and filled several key positions to help strengthen our internal controls over financial reporting. We believe that these efforts to date have improved our internal control over financial reporting. We are developing remediation plans to address all remaining material weaknesses and significant deficiencies. It is our goal to have all deficiencies remediated during fiscal 2007. While management is dedicated to improving our internal controls over financial reporting, the material weaknesses will not be considered remediated until the applicable remedial procedures operate for a period of time, such procedures are tested, and management concludes that the procedures are operating effectively. Remediation efforts will be directed by the CFO and overseen by the CEO and the Audit Committee of the Board of Directors.

Other than noted above, there were no other changes in our internal control over financial reporting during the quarter ended April 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Information regarding directors and executive officers of the registrant is incorporated herein by reference from our Proxy Statement.

Item 11.    Executive Compensation

Information regarding executive compensation is incorporated herein by reference from our Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference from our Proxy Statement.

Item 13.    Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions is incorporated herein by reference from our Proxy Statement.

Item 14.    Principal Accountant Fees and Services

Information regarding fees paid to our principal accountant and our Audit Committee’s pre-approval policies and procedures is incorporated herein by reference from our Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

1.	Consolidated Financial Statements.

See Item 8 of Part II for a list of the Financial Statements filed as part of this report.

2.	Financial Statement Schedules.

See Item 8 of Part II for a list of the Financial Statement Schedules filed as part of this report.

3.	Exhibits. See subparagraph (b) below.

(b)	Exhibits.

Exhibit Number

3.1	Restated Articles of Incorporation, filed with the state of Washington April 26, 2005. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated May 3, 2005.)

3.2	By-Laws of Flow International Corporation. (Incorporated by reference to Exhibit 3.1 to the registrant’s Form S-1 filed May 20, 2005.)

4.1	Certificate of Designation of Series B Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-1 filed May 20, 2005.)

4.2	Amended and Restated Rights Agreement dated as of September 1, 1999, between Flow International Corporation and ChaseMellon Shareholder Services, L.L.C. (Incorporated by reference to Exhibit 4.2 to the registrant’s Registration Statement on Form S-1 filed May 20, 2005.)

4.3	Amendment No. 1 to Amended and Restated Rights Agreement dated as of October 29, 2003. (Incorporated by reference to Exhibit 1.3 to the registrant’s Form 8-A dated November 3, 2003.)

4.4	Amendment No. 2 to Amended and Restated Rights Agreement dated as of October 19, 2004. (Incorporated by reference to Exhibit 1.4 to the registrant’s Form 8-A dated October 19, 2004.)

4.5	Form of PIPE Warrant to Purchase Shares of Common Stock of Flow International Corporation.*

10.1	Flow International Corporation 1987 Stock Option Plan for Nonemployee Directors, as amended. (Incorporated by reference to Exhibit 10.5 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 1994.)

10.2	Flow International Corporation 1995 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 2000.)

10.3	Flow International Corporation Voluntary Pension and Salary Deferral Plan and Trust Agreement, as amended and restated effective January 1, 2002. (Incorporated by reference to Exhibit 10.3 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 2003.)

10.4	Form of Long Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed September 27, 2005).

10.5	Employment Agreement dated November 25, 2002 between Stephen R. Light and Flow International Corporation. (Incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2003.)

10.6	Lease dated January 30, 2003 between Flow International and Property Reserve, Inc. (Incorporated by reference to Exhibit 10.11 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 2003.)

Exhibit Number

10.7	Credit Agreement dated as of July 8, 2005 among Flow International Corporation, Bank of America, N.A. and U.S. Bank National Association. (Incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K dated July 19, 2005, as amended by the Form 8-K/A dated July 29, 2005.)

10.8	Amendment to Employment Agreement dated September 21, 2005 between Flow International Corporation and Stephen Light*

21.1	Subsidiaries of the Registrant.*

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Registered Public Accounting Firm

31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOW INTERNATIONAL CORPORATION

July 25, 2006

/S/ STEPHEN R. LIGHT
Stephen R. Light President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on this 25th day of July, 2006.

Signature	Title

/S/ STEPHEN R. LIGHT Stephen R. Light	President and Chief Executive Officer (Principal Executive Officer)

/S/ DOUGLAS R. FLETCHER Douglas R. Fletcher	Chief Financial Officer (Principal Accounting Officer)

/S/ KATHRYN L. MUNRO Kathryn L. Munro	Chairman

/S/ RICHARD P. FOX Richard P. Fox	Director

/S/ RONALD D. BARBARO Ronald D. Barbaro	Director

/S/ ARLEN I. PRENTICE Arlen I. Prentice	Director

/S/ J. MICHAEL RIBAUDO J. Michael Ribaudo	Director

/S/ KENNETH M. ROBERTS Kenneth M. Roberts	Director

/S/ JAN K. VER HAGEN Jan K. Ver Hagen	Director

/S/ LORENZO C. LAMADRID Lorenzo C. Lamadrid	Director