Form 10-K/A
period 2006-04-30
FLOW INTERNATIONAL CORP
filed 2007-01-30
CIK 713002

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

Explanatory Note:

As described in Note 2 to the Consolidated Financial Statements, Flow International Corporation (“Flow,” the “Company,” or “we”) has restated the previously-filed consolidated financial statements as of and for the year ended April 30, 2006 which were included in its Annual Report on Form 10-K for the fiscal year ended April 30, 2006, filed with the Securities and Exchange Commission on July 25, 2006 (the Original Filing).

On September 11, 2006, we announced that we had received information alleging that certain sales of Nanojets by our Asia Waterjet segment were recognized in the wrong period. The Board of Directors instructed the Audit Committee of the Board of Directors to investigate allegations concerning revenue recognition errors and any related matters. The Audit Committee appointed independent counsel to conduct the investigation, and an independent accounting firm was retained by the independent counsel. The investigation began promptly following the receipt of the allegations and the Audit Committee and Board of Directors adopted the conclusions in the final report in early January 2007.

The investigation found that, in connection with the sale of Nanojet machines, $1,958,000 of revenue was recognized by the Asia Waterjet segment in the quarter ended July 31, 2006 that should have been recognized in the fourth quarter of the fiscal year ended April 30, 2006. The improper revenue recognition resulted from violations of Company policies by three employees of the Asia Waterjet segment who left the Company on November 28, 2006. As such, we have determined that we should restate our previously issued financial statements for the fiscal year 2006 to recognize revenue of $1,958,000 in the fourth quarter of the fiscal year 2006 for Nanojet machines sold by our Asia Waterjet segment. These adjustments also increased Receivables, net by $1,725,000, decreased Deferred Revenue and Other Accrued Liabilities by $260,000 and $109,000, respectively, increased Cumulative Translation Adjustment (“CTA”) by $27,000, and decreased Cost of Sales by $109,000.

In addition to the adjustments resulting from the investigation in our Asia Waterjet segment, the accompanying consolidated financial statements have also been restated to provide for, net of related tax effects, (i) the effects of the correction of other errors discovered through the additional review procedures performed on the revenue transactions in our Asia Waterjet segment, and (ii) the effects of the correction of other errors discovered in the course of preparing our reviews.

•	Management determined through our review of sales transactions that the Asia Waterjet segment was (1) incorrectly accruing for installation costs at time of shipment for which installation had not yet occurred, and (2) overstating the accrual of freight and duty expenses associated with revenue transactions. The effect of these adjustments decreased Other Accrued Liabilities by $1,077,000, decreased Cost of Sales by $1,062,000, and increased CTA by $15,000 as of and for the year ended April 30, 2006.

•	Management performed other review procedures and determined that (1) inventory-in-transit inventory accounts between our consolidated subsidiaries were incorrect due to unreconciled differences related to inventory-in-transit and intercompany account balances, (2) the Company’s North America Waterjet segment was not capitalizing manufacturing variances at one of its subsidiaries, (3) the Company’s North America Waterjet and Applications segments were not consistently clearing, on a timely basis, from Accounts Payable items that had been paid due to incomplete reconciliations, (4) the Company’s North America Waterjet segment incorrectly recorded a system return, and (5) the state income tax net operating loss and the corresponding valuation allowance recorded as a result of the sale of its discontinued operations was incorrect. The effect of these adjustments decreased Receivables, net by $12,000, decreased Inventories by $322,000, decreased Property and Equipment, net by $141,000, decreased Accounts Payable by $393,000, decreased Deferred Revenue by $197,000, increased Revenue by $185,000, and increased Cost of Sales by $70,000, as of and for the year ended April 30, 2006.

Amounts included in the determination of Taxes Payable and Other Accrued Taxes and Tax Expense have been restated to reflect the tax effects of errors identified above. These adjustments decreased

Deferred Income Tax Asset by $80,000, increased the Deferred Income Taxes Liability and Other Accrued Taxes by $680,000 and $419,000, respectively, increased Provision for Income Taxes by $1,169,000, and decreased CTA by $10,000.

Amounts included in the determination of cash provided by operating activities on the Consolidated Statement of Cash flows for the year ended April 30, 2006 have been restated to reflect the errors identified above.

Additionally, management determined that $2.5 million of proceeds from the sale of a customer list to Barton Mines Company (“Barton”) should be reported as cash flows from investing activities rather than cash flows from operating activities. See Note 18 to the Consolidated Financial Statements for further discussion about the transaction with Barton.

Certain of the errors described above affected our results for the quarter ended April 30, 2006. As a result, we have restated the unaudited selected quarterly financial data included in Note 22 to the Consolidated Financial Statements as appropriate.

We also updated the following subsequent events as included in Note 21 to the Consolidated Financial Statements according to the information that became available after the Original Filing:

•	In June 2006, we were directed by one of our customers to suspend work on two aerospace systems as a result of possible changes in the timing and scope of the projects. We reached a settlement with the customer in September 2006 and recognized revenue of $4.1 million in fiscal 2007 due to the settlement. We also terminated the hedges related to these projects and recorded a total of $206,000 in Other Expense related to these hedges in fiscal 2007.

•	On October 31, 2005, we completed the sale of certain of our non-core businesses (the “Avure Business”). The purchaser of the Avure Business (“Purchaser”) subsequently claimed that it was entitled to a further working capital adjustment of $1.4 million, which we disputed. The resulting adjustment amounts to $1,025,701 (including interest and arbitration fees), of which $300,000 was previously accrued as a liability. The net amount of $725,701 has been recorded as Loss on Sale from Discontinued Operations in the quarter ended July 31, 2006. The dispute was arbitrated and settled on August 16, 2006. We remitted payment of the settlement to the Purchaser on August 21, 2006.

•	In connection with a March 2005 Private Investment Public Equity transaction (“PIPE Transaction”) in which we sold $65 million of stock and warrants to investors, we entered into a Registration Rights Agreement (“RRA”). Under the RRA, we are required to keep the registration statement on Form S-1 for the resale of common stock issued in PIPE and pursuant to warrants issued in the PIPE (“PIPE Securities”) effective and available for resale of PIPE Securities. The obligation exists until the earlier of five years, two years after the exercise of the warrants, or the resale of all PIPE Securities. If the registration is unavailable for resales for the period specified in the RRA, we will be obligated to pay, on a monthly basis, penalties to purchasers of PIPE Securities who still hold PIPE Securities. As of January 23, 2007, the monthly penalty would be approximately $600,000. The RRA originally provided that we would not have to pay penalties until the registration statement could not be used for resale for an aggregate total of 40 Trading Days. The registration statement has not been available for use since November 22, 2006. On January 24, 2007 (when the registration had not been available for resale for 40 Trading Days), the RRA was amended to increase the number of Trading Days to 102. We will file a post-effective amendment to the registration statement in the near future. Until the post-effective amendment is declared effective by the SEC, the number of Trading Days when the registration statement has not been available for resales will continue to increase. We will be obligated to file post-effective amendments in the future on an annual basis to include updating information and to reflect “fundamental changes,” if any occur. Depending on the timing of the filing of the post-effective amendments and how long it takes the SEC to declare such post-effective amendments effective, the registration statement may not be available for resales for periods of time.

•	In litigation arising out of a June 2002 incident, our excess insurance carrier notified us in December 2006 that it is contesting its obligation to provide coverage. As discussed in Note 16 to the Consolidated Financial Statements, we purchase product liability insurance to cover claims of this nature. We believe the carrier’s position is without merit and we have commenced a declaratory judgment action seeking a determination that the carrier is obligated to provide a full defense of us. The outcome of this case is uncertain, and although an unfavorable outcome is possible, management believes that the outcome will not have a material effect on the Company’s financial position, results of operations, or cash flows. Accordingly, we have not provided any loss accrual related to this matter as of April 30, 2006. The unresolved claims relating to this incident total approximately $7 million.

As reported in Item 9A of our Original Filing, we previously reported five material weaknesses in our internal controls. The findings of the investigation identified an additional material weakness relating to an ineffective control environment. We have determined that these weaknesses contributed to the restatement referred to above and we have not yet completed their remediation. We revised Management’s Report on Internal Control Over Financial Reporting and updated Changes in Internal Control in our Item 9A report included in this Form 10-K/A to address this restatement.

The Amendment No. 1 on Form 10-K/A amends the following Items affected by the restatement:

Part I:

Item 1    Business—reflects changes to Risk Factors.

Part II:

Item 6    Selected Financial Data—reflects changes to 2006 revenues, cost of sales, net income, basic and diluted earnings per share, as well as, total assets, total liabilities, and total stockholders’ equity.

Item 7    Management’s Discussion and Analysis of Financial Condition and Results of Operations—reflects changes to the overview of our results from 2004 through 2006, fiscal 2006 compared to fiscal 2005 results, and changes in financial condition.

Item 8    Financial Statements and Supplementary Data—reflects changes to the Company’s financial statements and notes thereto, including changes to the Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Cash Flows, Consolidated Statement of Changes in Stockholders’ Equity, the addition of Note 2 Restatement to the Consolidated Financial Statements, as well as other Notes which present restated financial information, additional subsequent events added to Note 21, and the revised report of the Company’s independent registered public accounting firm.

Schedule II    Valuation and Qualifying Accounts—reflects changes to the Valuation Allowance on Deferred Tax Assets.

Item 9A    Controls and Procedures—reflects revised Management’s Report on Internal Control Over Financial Reporting and updated Changes in Internal Control.

No other significant changes have been made to the Original Filing except:

•	the items previously listed;

•	the updating throughout this report of internal references to this report from references to Form 10-K to references to Form 10-K/A;

•	the re-numbering throughout this report of references to the Notes to the Consolidated Financial Statements to reflect the addition of a new Note 2; and

•	the renumbering of certain pages of this report.

As a result of this amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Form 10-K/A.

Except as described above, all other information is unchanged and reflects the disclosures made at the time of the Original Filing and this Form 10-K/A does not otherwise reflect events occurring after the original filing or otherwise modify or update these disclosures. Accordingly, this Form 10-K/A should be read in conjunction with our filings with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K.

Table of Contents:

Safe Harbor Statement

Statements made in this Form 10-K/A that are not historical facts are forward-looking statements that involve risks and uncertainties. Forward-looking statements typically are identified by the use of such terms as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “plan” and similar words, although some forward-looking statements are expressed differently. You should be aware that our actual results could differ materially from those contained in any forward-looking statement due to a number of factors, which include, but are not limited to the following: the special risk factors and uncertainties set forth in this document; our belief that waterjet technology is in the early adoption phase of its product life cycle; our confidence that we can continue to gain market share in the machine cutting tool market; our belief that increased market acceptance of waterjet cutting systems by the aerospace, automotive, and machining (job shop) industries will encourage other manufacturers, including those in other industries, to adopt waterjet solutions; our continuing a robust research and engineering program to maintain our technological leadership position through development of new products and applications, as well as enhancement of our current product lines; our belief that certain legal proceedings will not have a material adverse effect on our consolidated financial position; our expectation that we will continue to spend significant amounts on the Omax case; our belief that the Applications segment is now positioned for growth in the future; our continuing to increase the market awareness of waterjet technology through investments in marketing and tradeshow activity; our belief that waterjets are experiencing growing acceptance in the marketplace because of their flexibility and superior machine performance; our continuing to invest in direct sales and technical services staff adding new personnel to service potential and existing customers; our expectation of continued growth in sales to the aerospace industry in our fiscal year 2007; our expected new product development and enhancements; our belief that increasing adoption of waterjet cutting will drive sales growth over the next few years; our belief that sales from the Nanojet™ system and increased adoption of waterjet cutting in Asia should allow us to continue to increase sales; our expectation of continued growth in western and central Europe from additional investments in sales and marketing; our belief that in spite of steps that have reduced revenue in the short term the business is now better positioned for long term growth; our plan to launch Flowparts.com in Europe at the end of our first fiscal 2007 quarter; our belief that spare parts sales should continue to increase as more systems are put into service and as customers make greater use of their systems; our belief that new products such as Stonecrafter, the 87,000 psi pump and the 55,000 psi Husky which were introduced later in fiscal 2006 will impact revenue in fiscal 2007; our plan to continue to repatriate earnings in the future; our intent to continue to make improvements to our system of internal controls and to continue to make improvements in the documentation and implementation training of our accounting policies; our striving to continue to improve our customer’s profitability through investment in the development of innovative products and services; our ability to absorb cyclical downturns through the flexibility of our UHP technology and market diversity; our confidence that we can continue to gain market share; our ability to retain a technical lead over our competitors through non-patented proprietary trade secrets and know-how in UHP applications; the ability of our patents to act as a barrier to entry for competitors in the UHP technology field; our intent to contest Omax’s allegations and our belief that we will continue to spend considerable amounts on this contest; our belief that the appropriate action to remedy our material weaknesses is to hire additional accounting staff with appropriate levels of experience in order to improve the reconciliation process and increase the oversight ability thereof; our belief that our new control policies and procedures, including an upgraded ERP system, new managers and better trained personnel, when completed, will eliminate material weaknesses in our internal accounting controls; our expectation that the funds necessary for capital expenditures will be generated internally; the strengthening of global economies; and global economic conditions and additional threatened terrorist attacks and responses thereto, including war. Additional information on these and other factors that could affect our financial results is set forth below. Finally, there may be other factors not mentioned above or included in our SEC filings that may cause our actual results to differ materially from those in any forward-looking statement. You should not place undue reliance on these forward-looking statements. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments, except as required by federal securities laws.

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

Business Segments

We operate in four business segments which are North America Waterjet, Asia Waterjet, Other International Waterjet and Applications. The North America, Asia, and Other International Waterjet segments include our cutting and cleaning systems using UHP as well as parts and services further described below in respective geographic areas. The Applications (previously called “Other”) segment includes systems for robotic articulation applications and automation systems which may or may not use UHP. These systems are primarily used in automotive applications. See Note 19 to the Consolidated Financial Statements for further discussion about segments and geographic areas.

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

Backlog

At April 30, 2006, our Waterjet backlog was $46.5 million compared to the April 30, 2005 backlog of $43.3 million. Generally our products, exclusive of the aerospace product line which account for $21.6 million of the backlog, can be shipped within a four to 16 week period. The aerospace systems typically have lead times of six to 18 months. The aerospace backlog as of April 30, 2006 included $12.0 million for two of its aerospace systems on which we were directed to suspend work as a result of possible changes in the timing or scope of the project. The changes in our backlog are not necessarily indicative of comparable variations in sales or earnings. The April 30, 2006 backlog represented 23% of our trailing twelve months sales. The unit sales price for most of our products and services is relatively high (typically ranging from tens of thousands to millions of dollars) and individual orders can involve the delivery of several hundred thousand dollars of products or services at one time. Furthermore, some items in backlog can be shipped more quickly than others, some have higher profit margins than others, and some may be cancelled by customers.

Research and Development

We have devoted between 3% and 4% of revenues to research and development during each of the three years ended April 30, 2006, 2005, and 2004. Research and development expenses were $6.7 million, $5.5 million, and $5.6 million, in fiscal 2006, 2005, and 2004, respectively. We continue a robust research and development program to maintain our technological leadership position through development of new products and applications, as well as enhancement of our current product lines. Our focused efforts on these programs have allowed us to maintain our research and development expenses as a percent of revenue at 3% for the fiscal year ended April 30, 2006.

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

Available Information

Our Internet website address is www.flowcorp.com. We make available at this address, free of charge, our annual report on Form 10-K/A, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Information available on our website is not incorporated by reference in and is not deemed a part of this Form 10-K/A.

It em 1A. Risk Factors

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

•	A lack of adequate segregation of duties in certain locations.

•	An aggregation of certain significant deficiencies related to revenue.

•	An aggregation of certain significant deficiencies related to accounting for stock-based compensation.

•	An aggregation of certain significant deficiencies related to tax accounting and financial statement disclosure.

•	An ineffective control environment. As a result, we failed to institute all of the elements of an effective anti-fraud program and did not maintain controls adequate to prevent or detect instances of intentional override or intervention of our controls or intentional misconduct by certain former members of senior management in Flow Asia.

The material weaknesses in our internal control over financial reporting that we identified as of April 30, 2006, as well as our remediation efforts to date, are more fully discussed under Item 9A “Controls and Procedures” of this Form 10-K/A.

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

There are an increasing number of waterjet competitors entering our markets. If these new competitors are successful or if we are unable to respond to this competition, we may lose market share, our growth rate may slow, or our margins may suffer which may have an adverse effect on our financial results.

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

The products we sell are capital goods with individual system prices ranging from $60,000 to several million dollars. Many of our customers depend on long term financing from a financial institution to purchase our equipment. Economic weakness in the capital goods market and/or a credit tightening by the banking industry could reduce our sales and accordingly affect our financial results.

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

We may be subject to significant financial penalties if the registration statement for the resale of PIPE securities is not available for resales

In connection with a March 2005 Private Investment Public Equity transaction (“PIPE Transaction”) in which we sold $65 million of stock and warrants to investors, we entered into a Registration Rights Agreement (“RRA”). Under the RRA, we are required to keep the registration statement on Form S-1 for the resale of common stock issued in PIPE and pursuant to warrants issued in the PIPE (“PIPE Securities”) effective and available for resale of PIPE Securities. The obligation exists until the earlier of five years, two years after the exercise of the warrants, or the resale of all PIPE Securities. If the registration is unavailable for resales for the period specified in the RRA, we will be obligated to pay, on a monthly basis, penalties to purchasers of PIPE Securities who still hold PIPE Securities. As of January 23, 2007, the monthly penalty would be approximately $600,000. The RRA originally provided that we would not have to pay penalties until the registration statement could not be used for resale for an aggregate total of 40 Trading Days. The registration statement has not been available for use since November 22, 2006. On January 24, 2007 (when the registration had not been available for resale for 40 Trading Days), the RRA was amended to increase the number of Trading Days to 102. We will file a post-effective amendment to the registration statement in the near future. Until the post effective amendment is declared effective by the SEC, the number of Trading Days when the registration statement has not been available for resales will continue to increase. We will be obligated to file post-effective amendments in the future on an annual basis to include updating information and to reflect “fundamental changes,” if any occur. Depending on the timing of the filing of the post-effective amendments and how long it takes the SEC to declare such post-effective amendments effective, the registration statement may not be available for resales for periods of time.

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

We defend our intellectual property rights because unauthorized copying and sale of our proprietary equipment and consumables represents a potential loss of revenue to us. From time to time we also receive notices from others claiming we infringe their intellectual property rights. The number of these claims may grow in the future, and responding to these claims may require us to stop selling or to redesign affected products, or to pay damages. On November 18, 2004, Omax Corporation (“Omax”) filed suit against us alleging that our products infringe Omax’s patents. The suit also seeks to have a specific patent we hold declared invalid. Although the suit seeks damages of over $100 million, we believe Omax’s claims are without merit and we are contesting Omax’s allegations of infringement and also vigorously pursuing our claims against Omax with regard to our own patent. The outcome of this case is uncertain, and although an unfavorable outcome is possible, management believes that the outcome will have no material adverse effect on the Company’s financial position, results of operations, or cash flows. We have and may continue to spend substantial amounts contesting Omax’s claims and pursuing our own. See Note 16 to Consolidated Financial Statements for further discussion of contingencies.

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

We do not believe these proceedings will have a material adverse effect on our consolidated financial position. However, it is possible that future results of operations and cash flows for any particular quarterly or annual period could be materially affected by changes in our assumptions, or the effectiveness of our strategies, related to these proceedings. See Notes 1 and 16 to Consolidated Financial Statements for a description of our product liability claims and litigation.

Omax Corporation (“Omax”) filed suit against us on November 18, 2004. The case, Omax Corporation v. Flow International Corporation, United States District Court, Western Division at Seattle, Case No. CV04-2334, was filed in federal court in Seattle, Washington. The suit alleges that our products infringe Omax’s Patent

Nos. 5,508,596 entitled “Motion Control with Precomputation” and 5,892,345 entitled “Motion Control for Quality in Jet Cutting.” The suit also seeks to have our Patent No. 6,766,216 entitled “Method and System for Automated Software Control of Waterjet Orientation Parameters” declared invalid, unenforceable and not infringed. We have brought claims against Omax alleging certain of their products infringe our Patent No. 6,766,216. Omax manufactures waterjet equipment that competes with our equipment. Both the Omax and our patents are directed at the software that controls operation of the waterjet equipment. Although the Omax suit seeks damages of over $100 million, we believe Omax’s claims are without merit and we intend not only to contest Omax’s allegations of infringement but also to vigorously pursue our claims against Omax with regard to our own patent. The outcome of this case is uncertain, and although an unfavorable outcome is possible, management believes that the outcome will have no material adverse effect on the Company’s financial position, results of operations, or cash flows. We have spent, and expect to continue to spend, significant amounts on this case.

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

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data

The Company has restated its previously issued Consolidated Balance Sheet as of April 30, 2006 and its Consolidated Statement of Operations for the fiscal year then ended, as detailed in Note 2 to the accompanying Consolidated Financial Statements. All affected amounts described herein have been restated.

(In thousands, except per share amounts)	Year Ended April 30,
	2006(3)	2005(2)	2004(2)	2003(1)(2)	2002(2)
Statement of Operations Data:
Sales	$205,432	$172,966	$132,861	$121,833	$116,386
Income (Loss) From Continuing Operations	7,998	(12,174)	(10,668)	(43,965)	(7,966)
Net Income (Loss)	7,410	(21,197)	(11,274)	(67,813)	(8,024)
Basic Income (Loss) Per Share From Continuing Operations	0.23	(0.69)	(0.69)	(2.86)	(0.52)
Basic Net Income (Loss) Per Share	0.21	(1.19)	(0.73)	(4.42)	(0.53)
Diluted Income (Loss) Per Share From Continuing Operations	0.22	(0.69)	(0.69)	(2.86)	(0.52)
Diluted Net Income (Loss) Per Share	0.20	(1.19)	(0.73)	(4.42)	(0.53)

(In thousands)	April 30,
	2006	2005	2004	2003	2002
Balance Sheet Data:
Working Capital (Deficit)	$42,427	$6,154	$(8,757)	$(6,709)	$84,556
Total Assets	119,268	118,467	129,272	147,088	205,572
Short-Term Debt	3,247	13,443	48,727	61,056	5,237
Long-Term Obligations, net	3,774	5,704	38,081	29,023	83,453
Shareholders’ Equity (Deficit)	57,140	29,464	(8,217)	5,959	69,967

(1)	The Statement of Operations for fiscal 2003 includes the impact of management’s launch of its restructuring program and resulting focus on cash generation.
(2)	Our consolidated statement of operations for all periods presented has been recast to give effect to the sale of the Avure Business and present the results for the Avure Business as discontinued operations.
(3)	See Note 2 to the accompanying consolidated financial statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company has restated its previously issued Consolidated Balance Sheet as of April 30, 2006 and its Consolidated Statement of Operations for the fiscal year then ended, as detailed in Note 2 to the accompanying Consolidated Financial Statements. All affected amounts and period-to-period comparisons described herein have been restated.

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

Sales were $205.4 million in 2006, $173.0 million in 2005, and $132.9 million in 2004. Our combined sales for North America, Asia and Other International Waterjet which were 90% of sales in 2006, 82% in 2005 and

81% in 2004, benefited from the increased global adoption of waterjet technology. Overall sales growth was negatively impacted by a decline in sales of our Applications segment which were 10% of sales in 2006, 18% in 2005, and 19% in 2004. Beginning in 2005, we started repositioning this business to focus on integrating waterjet cutting cells into engineered robotic systems and reduce the focus on non-waterjet applications. We believe the Applications segment is now positioned for growth in the future.

Operating income (loss) was $21 million or 10% of sales in 2006, $8.3 million or 5% of sales in 2005, and ($1.7 million) or (1%) of sales in 2004. Operating results have benefited from improvements in our manufacturing processes, cost reductions from our global supply chain initiatives and the benefits of increased volume. We maintained our focus on controlling costs but experienced a large increase in general & administrative expenses in 2006 related to professional and consulting expenses for Sarbanes-Oxley compliance, audit fees and legal expenses related to patent litigation. General and administrative expenses were 16% of sales in 2006, 13% in 2005 and 14% in 2004.

Income (loss) from continuing operations was $8 million or $0.22 per diluted share on 36.7 million average shares in 2006, ($12.2 million) or ($0.69) per diluted share on 17.7 million average shares in 2005, and ($10.7 million) or ($0.69) per diluted share on 15.4 million average shares in 2004. The increase in average shares in 2005 was mainly due to the issuance of common stock in connection with our PIPE transaction in March 2005. The increase in average shares in 2006 was mainly due to the common stock issued in 2005 being outstanding for the full year. In addition to improvements in operating income, income from continuing operations in 2006 has benefited from a reduction in interest expense from lower debt levels. Interest expense was $1.7 million in 2006 as compared to $20.3 million in 2005 and $12.8 million in 2004. Income from continuing operations in 2006 was also significantly impacted by the non-cash expense related to the revaluation of the warrants issued in the PIPE transaction of $6.9 million. The S-1 for the resale of shares and shares issuable on the exercise of warrants issued in the PIPE was declared effective on February 22, 2006, at which time the warrants no longer were required to be revalued and were reclassified to Capital in Excess of Par.

The loss from discontinued operations, net of tax, described below in Discontinued Operations, was $0.6 million or $0.02 per diluted share in 2006, $9 million or $0.50 per diluted share in 2005, and $0.6 million or $0.04 per diluted share in 2004.

Net income (loss) was $7.4 million or $0.20 per diluted share in 2006, ($21.2 million) or ($1.19) per diluted share in 2005, and ($11.3 million) or ($0.73) per diluted share in 2004.

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

Fiscal 2006 Compared to Fiscal 2005

(Tabular amount in thousands)

Sales.

Our sales by segment for the periods noted below are summarized as follows:

	2006	2005	Difference	%
Sales
North America Waterjet	$109,686	$82,381	$27,305	33%
Asia Waterjet	36,264	25,505	10,759	42%
Other International Waterjet	38,664	34,530	4,134	12%
Applications	20,818	30,550	(9,732)	(32)%

Total	$205,432	$172,966	$32,466	19%

The North America, Asia and Other International Waterjet segments primarily represent sales of our standard cutting and cleaning systems throughout the world, as well as sales of complex aerospace systems designed and manufactured to buyers’ specifications, which are accounted for on the percentage-of-completion method and represent 10% of revenues. For the fiscal year ended April 30, 2006, revenue from our three Waterjet segments increased $42.2 million, or 30%, to $184.6 million versus the prior year comparative period. The majority of the increase was recognized in our North America and Asia segments.

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

Our Asian waterjet revenue increased $10.8 million to $36.3 million for the year ended April 30, 2006. This increase was fueled by expansion of waterjet systems into the semiconductor industry and continued economic expansion of the Chinese economy thus driving demand for machine tools. There were no significant price increases year over year. In November 2005, we introduced the NanojetTM system that is used by the semiconductor industry to cut flash memory chips. We believe that sales from the NanojetTM system and increased adoption of waterjet cutting in Asia should allow us to continue to increase sales.

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

Systems vs. Spares.    We also analyze our consolidated revenues by looking at system sales and consumable sales. Systems sales were $153.1 million, up $31.0 million or 25%, for the year ended April 30, 2006 on strong domestic shapecutting sales as well as increased sales of large aerospace systems, as discussed in the section above. Consumables revenues recorded an increase of $1.5 million or 3% to $52.3 million for the year ended April 30, 2006. Increases in spares sales for fiscal 2006 resulted from a growing number of systems in service, our proprietary productivity enhancing kits and improved parts availability as well as the use of Flowparts.com, our easy-to-use internet order entry system currently deployed in the US. We will be launching Flowparts.com in Europe at the end of our first fiscal 2007 quarter. On August 26, 2005, we sold our garnet distribution business, consisting of a customer list, which negatively impacted the growth of spares revenues in 2006. Domestic garnet distribution business previously accounted for approximately $3.7 million of our annual spares sales. Partially offsetting this reduction in garnet revenues were the revenues received from continuing royalties. We believe that spare parts sales should continue to increase as more systems are put into service and as customers make greater use of their systems.

Cost of Sales and Gross Margins.    Our gross margin by segment for the periods noted below is summarized as follows:

	2006	2005	Difference	%
Gross Margin
North America Waterjet	$54,017	$38,768	$15,249	39%
Asia Waterjet	21,438	11,682	9,756	84%
Other International Waterjet	14,024	12,034	1,990	17%
Applications	4,677	3,539	1,138	32%

Total	$94,156	$66,023	$28,133	43%

Our gross margin as a percent of sales by segment for the periods noted below is summarized as follows:

	2006	2005
Gross Margin Percentage
North America Waterjet	49%	47%
Asia Waterjet	59%	46%
Other International Waterjet	36%	35%
Applications	22%	12%
Total	46%	38%

Gross margin for the year ended April 30, 2006 amounted to $94.2 million or 46% of sales as compared to gross margin of $66.0 million or 38% of sales in the prior year. Overall, the gross margin improvements are attributable to cost reductions from our global supply chain initiatives as well as improved cost absorption from higher sales volumes in standard shapecutting and aerospace system sales mainly in our North America market, and strong product pricing and improved product mix in our Asia market. Our Applications segment recorded significant increases in margins due to better cost control and improved contract selection criteria. Fiscal 2005 Applications segment margins included significant costs accrued on several loss contracts which totaled $1.2 million. Generally across all segments, comparison of gross margin rates will vary period over period depending on the mix of sales, which includes special system, standard system and consumables sales. Gross margin rates on our systems sales are typically less than 45% as compared to consumables sales which are generally in excess of 50%. In addition, gross margin as a percent of sales will vary amongst segments due to inter-company sales and the related inter-company transfer pricing.

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

Gain on Barton Sale.    We entered into a Purchase Agreement (the “Purchase Agreement”) with Barton Mines Company (“Barton”) on August 26, 2005 to sell Barton our customer list for $2.5 million which was recorded in Operating Expenses in the year ended April 30, 2006. See Note 18 to the Consolidated Financial Statements for further discussion.

Operating Income (Loss).    Our operating income (loss) by segment for the periods noted below is summarized as follows:

	2006	2005	Difference	%
Operating Income (Loss)
North America Waterjet	$4,231	$1,874	$2,357	126%
Asia Waterjet	14,661	6,249	8,412	135%
Other International Waterjet	1,895	508	1,387	273%
Applications	258	(340)	598	NM

Total	$21,045	$8,291	$12,754	154%

NM = Not Meaningful

Our operating income for the year ended April 30, 2006 was $21 million versus $8.3 million in the prior year. The reasons for the changes in operating profit by segment have been described in the paragraphs above addressing changes in sales, gross margin and operating expenses.

Fair Value Adjustment on Warrants Issued.    During the year ended April 30, 2006 and 2005, we incurred $6.9 million and $274,000 expense, respectively, associated with the warrants issued in our PIPE transaction, described in Note 4 to the Consolidated Financial Statements. The terms of these warrants required them to be marked-to-market at each reporting period until the associated Form S-1 was declared effective with corresponding gains and losses reported on the Consolidated Statement of Operations. The Form S-1 was declared effective on February 22, 2006, as such, the warrants no longer were required to be marked-to-market.

Interest and Other Income (Expense).    Interest Expense amounted to $1.7 million for the year ended April 30, 2006 compared to $20.3 million for the prior fiscal year. Interest Income amounted to $405,000 and $106,000 for fiscal 2006 and 2005, respectively. $294,000 of the $405,000 interest income related to the $8 million promissory note we received for the sale of the Avure Business, as disclosed in Note 3 to the Consolidated Financial Statements. This reduction in interest expense results from lower average debt and the pay-off of our subordinated debt in April 2005 coupled with lower interest rates charged on outstanding debt. Fiscal 2005 interest expense included $7.5 million related to the write-off of the debt discount associated with the pay-off of our subordinated debt and the write-off of related deferred loan costs as well as the expensing of anti-dilution warrants provided to the subordinated debt lenders.

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

Income Taxes.    In fiscal 2006, the foreign tax provision consists of current and deferred tax expense in Taiwan, Japan, and current expense in Brazil and Argentina. The US tax provision consists primarily of state taxes and accrued foreign withholding taxes. We are no longer permanently deferring undistributed earnings of certain foreign subsidiaries. We recorded a $1.0 million liability for withholding taxes payable on future repatriation of foreign earnings in fiscal 2006. During fiscal 2006, we repatriated $1.4 million from a foreign subsidiary and plan to continue to repatriate additional earnings in the future.

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

Net Income (Loss).    For the year ended April 30, 2006, our consolidated net income was $7.4 million or $0.21 per basic income per share and .20 per diluted income per share as compared to a net loss of $21.2 million or $1.19 per basic and diluted loss per share in the prior year.

The weighted average number of shares outstanding used for the calculation of basic and diluted income per share is 34,676,000 and 36,651,000, respectively, for fiscal 2006. The weighted average number of shares outstanding used for the calculation of basic and diluted loss per share is 17,748,000 for fiscal 2005. There were 2,034,546 of potentially dilutive common shares from employee stock options and 3,219,245 of potentially dilutive shares from warrants which have been excluded from the diluted weighted average share denominator for fiscal 2005, as their effect would be anti-dilutive.

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

Changes in Financial Condition

Cash Flows

We generated $19.5 million of cash from operating activities during the year ended April 30, 2006 compared to $22.1 million for the prior year. Included in these operating cash flows are $6.9 million and $7.9 million for fiscal 2006 and fiscal 2005, respectively, related to our discontinued operations. Customer deposits increased $2.6 million further contributing to the cash flow from operations. These deposits provide the funding for the manufacturing of our systems and primarily relate to large aerospace contracts that we have been awarded. The revenue associated with these deposits is expected to be recognized during the next twelve months. The current period’s operating cash flow also includes increases in accounts payable and accrued liabilities and other accrued taxes of $7 million from the growth we experienced in fiscal 2006. Offsetting these inflows were increases in inventory of $7.6 million during fiscal 2006 which were the result of additional inventory purchases in our core business to meet growing demand and increases of $4.7 million in receivables from the higher sales volumes in the fourth quarter of fiscal 2006 versus 2005.

Working Capital

The following table presents selected changes in our working capital related to the sale of Avure Business:

	April 30, 2005	October 31, 2005 Avure Balances Sold	Other Working Capital Changes	April 30, 2006
Trade Accounts Receivable	$37,157	$(3,351)	$(1,965)	$31,841
Unbilled Revenues	5,027	(7,191)	7,383	5,219

	42,184	(10,542)	5,418	37,060
Allowance for Doubtful Accounts	3,859	(79)	(913)	2,867

	$38,325	$(10,463)	$6,331	$34,193

Inventories	$24,218	$(8,472)	$7,029	$22,775

Customer Deposits	$10,606	$(7,258)	$4,048	$7,396

Net receivables are comprised of trade accounts and unbilled revenues. At April 30, 2006, the net receivables balance decreased $4.1 million or 11% from April 30, 2005. The decrease in net receivables stemmed from the reduction in trade receivables of $5.3 million or 14% from $37.2 million at April 30, 2005 to $31.8 million at April 30, 2006 due to the sale of the Avure Business and collection of customer accounts. Receivables days sales outstanding (including unbilled revenues and excluding the Avure Business for the comparative periods) at April 30, 2006 decreased to 45 versus 49 at April 30, 2005, due to changes in product mix in fiscal 2006. The overall decrease in trade receivables was offset by a slight increase in unbilled revenues from $5.0 million at April 30, 2005 to $5.2 million at April 30, 2006. The decrease due to the disposition of the Avure Business was offset by an increase in the percentage completion on our aerospace contracts as well as a higher number of automation contracts being worked on. Our unbilled receivables relate to equipment and systems sales accounted for on a percentage of completion basis. Unbilled revenues fluctuate due to the scheduling of production and achievement of certain billing milestones. In general, receivables can be negatively affected by the traditionally longer payment cycle outside the United States and the timing of billings and payments on large special system orders. We do not believe these timing issues will present a material adverse impact on our short- term liquidity requirements. Because of the lead-time to build and deliver such equipment, ultimate collection of such accounts can be subject to changing customer business and economic conditions.

Inventories at April 30, 2006 decreased $1.4 million or 6% from April 30, 2005 driven by the sale of the Avure Business. This was offset by an increase of $6.8 million in Waterjet inventory in Asia, Europe and the U.S. primarily related to equipment for our aerospace contracts.

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

Tabular Disclosure of Contractual Obligations

The following table summarizes our principal contractual obligations and other commercial commitments over various future periods as of April 30, 2006. See Notes 6, 11 and 16 to April 30, 2005 Consolidated Financial Statements for additional information regarding foreign currency contracts, long-term debt, and lease obligations, respectively.

(in thousands)	Maturity by Fiscal Year
	2007	2008	2009	2010	2011	Thereafter	Total
Foreign currency contracts(1)	$2,111	$—	$—	$—	$—	$—	$2,111
Inventory purchases(2)	1,117	—	—	—	—	—	1,117
Operating leases	2,438	1,923	1,676	1,694	1,715	2,699	12,145
Other(3)	353	127	3	—	—	—	483
Long-term debt, notes payable & Capital leases(4)	3,246	837	837	862	838	400	7,020

Total(5)	$9,265	$2,887	$2,516	$2,556	$2,553	$3,099	$22,876

(1)	As these obligations were entered into as hedges, the majority of these obligations will be offset by losses/gains on the related assets, liabilities and transactions being hedged. In late May 2006, we received notification that the contract against which these hedges were put in place was being placed on hold. We terminated these hedges in the first quarter of our fiscal 2007.
(2)	We have included inventory purchase commitments, which are enforceable and legally binding and specify minimum purchase quantities. These purchase commitments do not exceed our projected requirements and are in the normal course of business. These commitments exclude open purchase orders.
(3)	These obligations include non-inventory vendor commitments, such as professional retainers and trade show commitments.
(4)	This table is based on the contractual due dates of the long-term debt, notes payable balances and capital leases.
(5)	Total future payments of interest are $441 and have been excluded from this table due to the insignificant amounts.

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

Revenue Recognition

The Company recognizes revenue for sales of UHP waterjet pumps, consumables, services, and billing for freight charges, in accordance with SEC Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements” and EITF Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” The Company adopted EITF 00-21 during the second quarter of fiscal 2004. Additionally, because the FlowMaster software is essential to the functionality of the Company’s waterjet systems, the Company recognizes revenue on sales of waterjet systems in accordance with Statement of Position 97-2 (“SOP 97-2”), “Software Revenue Recognition.” Specifically, the Company recognizes revenue when persuasive evidence of an arrangement exists, title and risk of loss have passed to the customer, the price is fixed or determinable, and collectibility is reasonably assured, or probable in the case of sale of waterjet systems. Generally, sales revenue is recognized at the time of shipment, receipt by customer, or, if applicable, upon completion of customer acceptance provisions.

Unearned revenue is recorded for products or services that have not been provided but have been invoiced under contractual agreements or paid for by a customer, or when products or services have been provided but all the criteria for revenue recognition have not been met.

For those arrangements with multiple elements, the arrangement is divided into separate units of accounting if certain criteria are met, including whether the delivered item has stand-alone value to the customer and whether there is vendor specific objective and reliable evidence of the fair value of the undelivered items. For contract arrangements that combine deliverables such as systems with embedded software, and installation, each deliverable is generally considered a single unit of accounting or element. The consideration received is allocated among the separate units of accounting based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units. The amount allocable to a delivered item is limited to the amount that the Company is entitled to bill and collect and is not contingent upon the delivery/performance of additional items. In cases where there is objective and reliable evidence of the fair value of the undelivered item in an arrangement but no such evidence for the delivered item, the residual method is used to allocate the arrangement consideration.

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

Recently Issued Accounting Pronouncements

See Note 20 to the Consolidated Financial Statements included for recently issued accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk exists in our financial instruments related to an increase in interest rates, adverse changes in foreign exchange rates relative to the U.S. dollar, as well as financial risk management and derivatives. These exposures are related to our daily operations.

Interest Rate Exposure—At April 30, 2006, we had $7.0 million in interest bearing debt. Of this amount, $4.4 million was fixed rate debt with an interest rate of 3.105% per annum. The remaining debt of $2.6 million was at a variable interest rate from 2% to 2.516% as of April 30, 2006. See Note 11 to the Consolidated Financial Statements for additional contractual information on our debt obligations. Market risk is estimated as the potential for interest rates to increase 10% on the variable rate debt. A 10% increase in interest rates would result in an approximate additional annual charge to our pre-tax profits and cash flow of $5,000, based on the debt balance and interest rate as of April 30, 2006. At April 30, 2006, we had no derivative instruments to offset the risk of interest rate changes. We may choose to use derivative instruments, such as interest rate swaps, to manage the risk associated with interest rate changes.

Foreign Currency Exchange Rate Risk—We transact business in various foreign currencies, primarily the Canadian dollar, the Eurodollar, the Japanese yen, the New Taiwan dollar, and the Swiss Franc. As all of our foreign operations have functional currencies in other than the U.S. dollar, we translate the assets and liabilities of these operations into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates during the period. Aggregate net foreign exchange gains included in the determination of net income amounted to $74,000 for the year ended April 30, 2006. Based on the net position of foreign assets less liabilities, a near-term 10% appreciation or depreciation of the U.S. dollar in all currencies we operate could impact operating income by $1.5 million and other income (expense) by $15,000, based on the fiscal 2006 operating income and other income (expense) balances. Our financial position and cash flows could be similarly impacted. We have used forward exchange rate contracts in the past, and may continue to use derivative instruments in the future to manage the risk associated with foreign currency exchange rate changes. As of April 30, 2006, the loss of $273,000 recorded in OCI related to the foreign exchange hedges was reclassified from OCI into earnings in fiscal 2007. See Note 6 to the Consolidated Financial Statements for detailed discussion of derivative financial instruments.

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements are filed as a part of this report:

Index to Consolidated Financial Statements	Page in This Report
Reports of Independent Registered Public Accounting Firms	39

Consolidated Balance Sheets at April 30, 2006 (Restated) and 2005	41

Consolidated Statements of Operations for each of the three years in the period ended April 30, 2006 (Restated)	42

Consolidated Statements of Cash Flows for each of the three years in the period ended April 30, 2006 (Restated)	43

Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Income (Loss) for each of the three years in the period ended April 30, 2006 (Restated)	44

Notes to Consolidated Financial Statements	45

Financial Statement Schedule

Schedule II Valuation and Qualifying Accounts	74

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

As discussed in Note 2, the accompanying 2006 consolidated financial statements have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of April 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 25, 2006 (January 29, 2007 as to the effects of the material weakness relating to the control environment described in Management’s Report on Internal Control Over Financial Reporting (as revised)) expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses.

/s/ Deloitte & Touche LLP

Seattle, Washington

July 25, 2006 (January 29, 2007 as to the effects of the restatement discussed in Note 2 and subsequent events described in Note 21)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Flow International Corporation

In our opinion, the consolidated balance sheet as of April 30, 2005 and the related consolidated statements of operations, cash flows, shareholders’ equity (deficit) and comprehensive income (loss) for each of the two years in the period ended April 30, 2005 (appearing on pages 41 through 44 of this Form 10-K) present fairly, in all material respects, the financial position of Flow International Corporation (the “Company”) and its subsidiaries at April 30, 2005, and the results of their operations and their cash flows for each of the two years in the period ended April 30, 2005, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule as of and for the fiscal years ended April 30, 2005 and 2004 appearing in this Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	April 30,
	2006 (As restated, see Note 2)	2005
ASSETS:
Current Assets:
Cash and Cash Equivalents	$36,186	$12,976
Restricted Cash	—	469
Receivables, net	34,193	38,325
Inventories	22,775	24,218
Deferred Income Taxes	108	—
Prepaid Expenses	4,763	6,046
Other Current Assets	2,017	2,632

Total Current Assets	100,042	84,666
Property and Equipment, net	11,085	12,634
Intangible Assets, net	3,173	14,644
Goodwill	2,764	2,764
Deferred Income Taxes	248	1,532
Other Assets	1,956	2,227

	$119,268	$118,467

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Notes Payable	$2,319	$3,531
Current Portion of Long-Term Obligations	928	9,912
Accounts Payable	20,811	20,842
Accrued Payroll and Related Liabilities	6,954	8,819
Taxes Payable and Other Accrued Taxes	4,198	2,370
Deferred Income Taxes	2,416	609
Deferred Revenue	6,322	4,646
Customer Deposits	7,396	10,606
Warrant Obligation	—	6,696
Other Accrued Liabilities	6,294	10,481

Total Current Liabilities	57,638	78,512
Long-Term Obligations, net	3,774	5,704
Other Long-Term Liabilities	716	3,219

	62,128	87,435

Commitments and Contingencies

Minority Interest	—	1,568

Shareholders’ Equity:
Series A 8% Convertible Preferred Stock—$.01 par value, 1,000,000 shares authorized, none issued	—	—
Common Stock—$.01 par value, 49,000,000 shares authorized, 36,943,161 and 33,495,479 shares issued and outstanding at April 30, 2006 and 2005, respectively	364	335
Capital in Excess of Par	137,192	112,512
Accumulated Deficit	(72,417)	(79,827)
Accumulated Other Comprehensive Loss:
Cumulative Translation Adjustment, net of income tax of $0 and $0	(7,726)	(3,506)
Unrealized Loss on Cash Flow Hedges, net of income tax of $0 and $19	(273)	(50)

Total Shareholders’ Equity	57,140	29,464

	$119,268	$118,467

The accompanying notes are an integral part of these consolidated financial statements.

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended April 30,
	2006 (As restated, see Note 2)	2005	2004
Sales	$205,432	$172,966	$132,861
Cost of Sales	111,276	106,943	82,803

Gross Margin	94,156	66,023	50,058

Operating Expenses:
Marketing	33,919	28,371	22,843
Research and Engineering	7,290	5,889	5,873
General and Administrative	33,166	22,849	19,031
Restructuring Charges	1,236	—	2,468
Financial Consulting Charges	—	623	1,520
Gain on Barton Sale	(2,500)	—	—

	73,111	57,732	51,735

Operating Income (Loss)	21,045	8,291	(1,677)
Interest Expense	(1,664)	(20,342)	(12,759)
Interest Income	405	106	137
Fair Value Adjustment on Warrants Issued	(6,915)	(274)	—
Other Income, net	310	1,979	8,121

Income (Loss) Before Provision for Income Taxes	13,181	(10,240)	(6,178)
Provision for Income Taxes	(5,183)	(1,934)	(4,490)

Income (Loss) from Continuing Operations	7,998	(12,174)	(10,668)
Income (Loss) from Operations of Discontinued Operations, Net of Income Tax of $488, $731, and $459	966	(9,023)	(1,256)
(Loss) Gain on Sale of Discontinued Operations, Net of Income Tax of $334, $0 and $0	(1,554)	—	650

Net Income (Loss)	$7,410	$(21,197)	$(11,274)

Income (Loss) Per Share
Basic
Income (Loss) from Continuing Operations	$.23	$(.69)	$(.69)
Discontinued Operations, Net of Income Tax	(.02)	(.50)	(.04)

Net Income (Loss)	$.21	$(1.19)	$(.73)

Diluted
Income (Loss) from Continuing Operations	$.22	$(.69)	$(.69)
Discontinued Operations, Net of Income Tax	(.02)	(.50)	(.04)

Net Income (Loss)	$.20	$(1.19)	$(.73)

The accompanying notes are an integral part of these consolidated financial statements.

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended April 30,
	2006 (As restated, see Note 2)	2005	2004
Cash Flows from Operating Activities:
Net Income (Loss)	$7,410	$(21,197)	$(11,274)
Adjustments to Reconcile Net Income (Loss) to Cash Provided by Operating Activities:
Depreciation and Amortization	3,327	5,109	6,167
Deferred Income Taxes	1,112	(198)	646
Gain on Sale of Equity Securities	—	—	(2,618)
Write-off of Capitalized Bank Fees and Debt Discount	—	6,815	—
Fair Value Adjustment on Warrants Issued	6,915	274	—
Provision for Slow Moving and Obsolete Inventory	554	—	—
Stock Compensation	4,736	1,585	763
Impairment Charges	—	9,064	—
Net loss (gain) on Disposal and Write-Down of Operating Assets	1,554	—	963
Foreign Currency (Gains) Losses	(1,939)	(1,443)	(2,791)
Amortization of Debt Discount	—	1,112	907
Gain on Barton Sale	(2,500)	—	—
Other	369	419	35
Changes in Operating Assets and Liabilities:
Receivables	(4,733)	2,094	(3,645)
Inventories	(7,634)	3,048	14,812
Prepaid Expenses	406	(2,745)	(300)
Other Current Assets	(1,670)	(238)	2,435
Other Long-Term Assets	1,079	1,268	981
Accounts Payable	2,874	5,255	2,366
Accrued Payroll and Related Liabilities	656	1,607	3,028
Deferred Revenue	1,869	1,491	(2,059)
Customer Deposits	2,649	6,024	(436)
Other Accrued Liabilities and Other Accrued Taxes	3,659	4,414	1,731
Other Long-Term Liabilities	(1,167)	(1,678)	526

Cash Provided by Operating Activities	19,526	22,080	12,237

Cash Flows From Investing Activities:
Expenditures On Property and Equipment	(2,357)	(1,762)	(5,863)
Proceeds from Sale of Equity Securities	—	—	3,275
Cash Received in Sale of Business, Net of Cash Sold	10,119	—	1,837
Proceeds from Sale of Customer List	2,500	—	—
Proceeds from Sale of Property and Equipment	175	783	—
Restricted Cash	496	1,758	(2,156)
Other	148	31	500

Cash Provided by (Used in) Investing Activities	11,081	810	(2,407)

Cash Flows from Financing Activities:
(Repayments) Borrowings Under Notes Payable, net	(545)	(5,633)	3,697
Payments on Senior Credit Agreement	(59,294)	(82,607)	(46,530)
Borrowings on Senior Credit Agreement	49,599	52,321	30,087
Payments of Long-Term Obligations	(116)	(49,023)	(1,054)
Borrowings on Long-Term Obligations	—	4,079	1,200
Proceeds from Issuance Of Common Stock and Warrants	—	59,287	—
Proceeds from Exercise of Options	5,720	107	—
Dividends to Minority Joint Venture Partner	(989)	—	—

Cash Used in Financing Activities	(5,625)	(21,469)	(12,600)

Effect of Exchange Rate Changes	(1,772)	(179)	(541)

Increase (Decrease) in Cash And Cash Equivalents	23,210	1,242	(3,311)
Cash and Cash Equivalents at Beginning of Period	12,976	11,734	15,045

Cash and Cash Equivalents at End of Period	$36,186	$12,976	$11,734

Supplemental Disclosures of Cash Flow Information
Cash Paid during the Year for:
Interest	$903	$9,810	$7,472
Income Taxes	1,674	2,970	2,940
Supplemental Disclosures of Noncash Investing and Financing Activity
Capitalization of Interest on Long-Term Obligations	$—	$7,061	$7,875
Issuance of compensatory common stock on executive incentive compensation plan	799	757	—
Capital Lease Obligations	238	167	—
Note received in sale of Avure Business	1,313	—	—
Classification of PIPE warrants to additional paid-in capital	13,611	—	—

The accompanying notes are an integral part of these consolidated financial statements.

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Common Stock		Capital In Excess of Par	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)
	Shares	Par Value
Balances, April 30, 2003	15,359	$154	$53,925	$(47,356)	$(764)	$5,959
Components of Comprehensive Loss:
Net Loss				(11,274)		(11,274)
Reclassification Adjustment for Sale of Equity Securities, Net of Income Tax of $0					(809)	(809)
Unrealized Gain on Cash Flow Hedges, Net of Income Tax of $277					713	713
Reclassification Adjustment for Settlement of Cash Flow Hedges, net of income tax of $23					58	58
Cumulative Translation Adjustment, Net of Income Tax of $0					(3,627)	(3,627)

Total Comprehensive Loss						(14,939)

Stock Compensation	151	2	761			763

Balances, April 30, 2004	15,510	156	54,686	(58,630)	(4,429)	(8,217)
Components of Comprehensive Loss:
Net Loss				(21,197)		(21,197)
Unrealized Loss on Cash Flow Hedges, Net of Income Tax of $133					(343)	(343)
Reclassification Adjustment for Settlement of Cash Flow Hedges, net of income tax of $15					38	38
Cumulative Translation Adjustment, Net of Income Tax of $0					1,178	1,178

Total Comprehensive Loss						(20,324)

Issuance of Common Stock	17,473	175	52,690			52,865
Issuance of Warrants			2,690			2,690
Stock Compensation	512	4	2,446			2,450

Balances, April 30, 2005	33,495	335	112,512	(79,827)	(3,556)	29,464
Components of Comprehensive Income:
Net Income (restated)				7,410		7,410
Unrealized Loss on Cash Flow Hedges, Net of Income Tax of $0					(715)	(715)
Reclassification Adjustment for Settlement of Cash Flow Hedges, net of income tax of $0					492 *	492 *
Reclassification of Avure Business Cumulative Translation Adjustment to Income, Net of Income Tax of $0					(3,053)	(3,053)
Cumulative Translation Adjustment, Net of Income Tax of $0 (restated)					(1,167)	(1,167)

Total Comprehensive Income (restated)						2,967

Exercise of Warrants & Options	2,925	24	5,695			5,719
Reclass Warrant Liability to Capital In Excess of Par			13,611			13,611
Stock Compensation	523	5	5,374			5,379

Balances, April 30, 2006 (restated)	36,943	$364	$137,192	$(72,417)	$(7,999)	$57,140

*	The amount includes $448 related to the discontinued operations and was transferred to the purchaser of Avure Business on October 31, 2005 (see Note 3).

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

The Company has identified four reportable segments, North America Waterjet, Asia Waterjet, Other International Waterjet (together known as Waterjet) and Applications (previously called “Other”). See Note 19 for detailed information on the reportable segments.

Principles of Consolidation

The consolidated financial statements include the accounts of Flow International Corporation and its wholly-owned subsidiaries. All material intercompany transactions and accounts have been eliminated in consolidation.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” as revised in December 2003 by FIN 46R. The rule requires that companies consolidate a variable interest entity (“VIE”) if the company is subject to a majority of the risk of loss from the VIE’s activities, or is entitled to receive a majority of the entity’s residual returns or both. Based upon the Company’s analysis, the Company is associated with one VIE, Flow Autoclave Systems (“Autoclave”), and has determined that it is the primary beneficiary and should, therefore, continue to include the VIE in its consolidated financial statements. Autoclave is a joint venture with an unrelated third party. None of Autoclave’s assets are collateralized on behalf of its obligations and the general creditors of Flow Autoclave do not have any recourse to the Company. The implementation of FIN 46R in the fourth fiscal quarter of 2004 had no effect on the consolidated financial statements. Autoclave was subsequently sold on October 31, 2005 (see Note 3).

Revenue Recognition

The Company recognizes revenue for sales of UHP waterjet pumps, consumables, services, and billing for freight charges, in accordance with SEC Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements” and EITF Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” The Company adopted EITF 00-21 during the second quarter of fiscal 2004. Additionally, because the FlowMaster software is essential to the functionality of the Company’s waterjet systems, the Company recognizes revenue on sales of waterjet systems in accordance with Statement of Position 97-2 (“SOP 97-2”), “Software Revenue Recognition.” Specifically, the Company recognizes revenue when persuasive evidence of an arrangement exists, title and risk of loss have passed to the customer, the price is fixed or determinable, and collectibility is reasonably assured, or probable in the case of sale of waterjet systems. Generally, sales revenue is recognized at the time of shipment, receipt by customer, or, if applicable, upon completion of customer acceptance provisions.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unearned revenue is recorded for products or services that have not been provided but have been invoiced under contractual agreements or paid for by a customer, or when products or services have been provided but all the criteria for revenue recognition have not been met.

For those arrangements with multiple elements, the arrangement is divided into separate units of accounting if certain criteria are met, including whether the delivered item has stand-alone value to the customer and whether there is vendor specific objective and reliable evidence of the fair value of the undelivered items. For contract arrangements that combine deliverables such as systems with embedded software, and installation, each deliverable is generally considered a single unit of accounting or element. The consideration received is allocated among the separate units of accounting based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units. The amount allocable to a delivered item is limited to the amount that the Company is entitled to bill and collect and is not contingent upon the delivery/performance of additional items. In cases where there is objective and reliable evidence of the fair value of the undelivered item in an arrangement but no such evidence for the delivered item, the residual method is used to allocate the arrangement consideration.

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

Cost of Sales

Cost of sales is generally recognized when products are shipped or services are delivered. In the case of waterjet systems, cost of sales for delivered systems is recognized in the period when the revenue for all or portion of the waterjet system sale is recognized. Cost of sales includes direct and indirect costs associated with the manufacture, installation and service of the Company’s systems and consumable parts sales. Direct costs include material and labor, while indirect costs include, but are not limited to, inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other costs of our distribution network.

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

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Intangible assets consist of acquired and internally developed patents and trademarks. Trademarks have an indefinite life and are not amortized. Trademarks included in intangible assets were $405,000 and $338,000 at April 30, 2006 and 2005, respectively, of which $24,000 relate to Discontinued Operations’ balance as of April 30, 2005. The Company capitalizes application fees, license fees, legal and other costs of successfully

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

defending a patent from infringement. The remaining costs are expensed as incurred. Patents are amortized on a straight-line basis over the legal life of the underlying patents. The total carrying amount of patents included in intangible assets was $4,044,000 and $27,660,000 at April 30, 2006 and 2005, respectively, of which $23,776,000 related to Discontinued Operations’ balances as of April 30, 2005. Accumulated amortization was $1,276,000 and $13,354,000 at April 30, 2006 and 2005, respectively, of which $12,037,000 related to Discontinued Operations’ balances as of April 30, 2005. Amortization expense for intangible assets with definite lives for continuing operations for the years ended April 30, 2006, 2005 and 2004 amounted to $131,000, $364,000 and $309,000, respectively. The estimated annual amortization expense is $294,000 for continuing operations for each year through April 30, 2009.

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

The following table sets forth the computation of basic and diluted loss per share for the years ended April 30, 2006, 2005 and 2004:

	Year Ended April 30,
	2006	2005	2004
Numerator:
Income (loss) from continuing operations	$7,998	$(12,174)	$(10,668)

Denominator:
Denominator for basic income (loss) per share—weighted average shares	34,676	17,748	15,415
Dilutive potential common shares from employee stock options	230	—	—
Dilutive potential common shares from warrants	1,371	—	—
Dilutive potential common shares from stock compensation plans	374	—	—

Denominator for diluted income (loss) per share—weighted average shares and assumed conversions	36,651	17,748	15,415

Basic income (loss) per share from continuing operations	$.23	$(.69)	$(.69)
Diluted income (loss) per share from continuing operations	$.22	$(.69)	$(.69)

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

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended April 30,
	2006	2005	2004
Net income (loss), as reported	$7,410	$(21,197)	$(11,274)
Add: Stock compensation included in net income (loss), net of related tax effects	5,602	1,046	504
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax related effects	(2,704)	(1,090)	(878)

Pro forma net income (loss)	$10,308	$(21,241)	$(11,648)

Net income (loss) per share—basic:
As reported	$0.21	$(1.19)	$(0.73)
Pro forma	$0.30	$(1.20)	$(0.76)
Net income (loss) per share—diluted:
As reported	$0.20	$(1.19)	$(0.73)
Pro forma	$0.28	$(1.20)	$(0.76)

The Company is required to adopt SFAS No. 123R, “Share-Based Payment (Revised 2004) at the beginning of its fiscal year 2007. See Note 20 for additional information on the anticipated impact of adoption of this standard.

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

Note 2—Restatement

Subsequent to the issuance of the Company’s 2006 consolidated financial statements, management determined that the accompanying consolidated financial statements should be restated. On September 11, 2006, the Company announced that it had received information alleging that certain sales of Nanojets by its Asia Waterjet segment were recognized in the wrong period. The Board of Directors instructed the Audit Committee of the Board of Directors to investigate allegations concerning revenue recognition errors and any related matters. The Audit Committee appointed independent counsel to conduct the investigation, and an independent accounting firm was retained by the independent counsel. The investigation began promptly following the receipt of the allegations and the Audit Committee and Board of Directors adopted the conclusions in the final report in early January 2007.

The investigation found that, in connection with the sale of Nanojet machines, $1,958,000 of revenue was recognized by the Asia Waterjet segment in the quarter ended July 31, 2006 that should have been recognized in the fourth quarter of the fiscal year ended April 30, 2006. The improper revenue recognition resulted from

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

violations of Company policies by employees of the Asia Waterjet segment. As such, we have determined that we should restate our previously issued consolidated financial statements for the fiscal year 2006 to recognize revenue of $1,958,000 in the fourth quarter of the fiscal year 2006 for Nanojet machines sold by our Asia Waterjet segment. The adjustments increased Receivables, net by $1,725,000, decreased Deferred Revenue and Other Accrued Liabilities by $260,000 and $109,000, respectively, increased Cumulative Translation Adjustment (CTA) by $27,000 and decreased Cost of Sales by $109,000.

In addition to the adjustments resulting from the investigation in our Asia Waterjet segment, the accompanying consolidated financial statements have also been restated to provide for, net of related tax effects, (i) the effects of the correction of other errors discovered through the additional review procedures performed on the revenue transactions in our Asia Waterjet segment, and (ii) the effects of the correction of other errors discovered in the course of management’s reviews.

•	Management determined through a review of sales transactions that the Asia Waterjet segment was (1) incorrectly accruing for installation costs at time of shipment for which installation had not yet occurred, and (2) overstating the accrual of freight and duty expenses associated with revenue transactions. The effect of these adjustments decreased Other Accrued Liabilities by $1,077,000, Cost of Sales by $1,062,000, and increased CTA by $15,000 as of and for the year ended April 30, 2006.

•	Management performed other review procedures and determined that (1) inventory-in-transit inventory accounts between our consolidated subsidiaries were incorrect due to unreconciled differences related to inventory-in-transit and intercompany account balances, (2) the Company’s North America Waterjet segment was not capitalizing manufacturing variances at one of its subsidiaries, (3) the Company’s North America Waterjet and Applications segments were not consistently clearing, on a timely basis, from Accounts Payable items that had been paid due to incomplete reconciliations, (4) the Company’s North America Waterjet segment incorrectly recorded a system return, and (5) the state income tax net operating loss and the corresponding valuation allowance recorded as a result of the sale of its discontinued operations was incorrect. The effect of these adjustments decreased Receivables, net by $12,000, decreased Inventories by $322,000, decreased Property and Equipment, net by $141,000, decreased Accounts Payable by $393,000, decreased Deferred Revenue by $197,000, increased Revenue by $185,000, and increased Cost of Sales by $70,000 as of and for the year ended April 30, 2006.

Amounts included in the determination of Taxes Payable and Other Accrued Taxes and Tax Expense have been restated to reflect the tax effects of errors identified above. These adjustments decreased Deferred Income Tax Asset by $80,000, increased the Deferred Income Taxes Liability and Other Accrued Taxes by $680,000 and $419,000, increased Provision for Income Taxes by $1,169,000, and decreased CTA by $10,000.

Amounts included in the determination of cash provided by operating activities on the Consolidated Statement of Cash flows for the year ended April 30, 2006 have been restated to reflect the errors identified above.

Additionally, management determined that $2.5 million of proceeds from the August 26, 2005 sale of its customer list to Barton Mines Company (“Barton”) should be reported as cash flows from investing activities rather than cash flows from operating activities. See Note 18 to the Consolidated Financial Statements for further discussion about the transaction with Barton.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following items in the Consolidated Statements of Operations, the Consolidated Balance Sheets, and the Consolidated Statement of Cash Flows have been restated as follows:

	Year Ended April 30, 2006
	As previously reported	As Restated
Selected Consolidated Statement of Operations Data:
Sales	$203,289	$205,432
Cost of Sales	112,377	111,276
Gross Margin	90,912	94,156
Operating Income	17,801	21,045
Income before Provision for Income Taxes	9,937	13,181
Provision for Income Taxes	(4,014)	(5,183)
Income from Continuing Operations	5,923	7,998
Net Income	5,335	7,410

Income per Share:
Basic
Income from Continuing Operations	$.17	$.23
Net Income	$.15	$.21
Diluted
Income from Continuing Operations	$.16	$.22
Net Income	$.15	$.20

	As of April 30, 2006
	As previously reported	As Restated
Selected Consolidated Balance Sheet Data:
Receivables, net	$32,480	$34,193
Inventories, net	23,097	22,775
Deferred Tax Asset, current	190	108
Total Current Assets	98,733	100,042
Property and Equipment, net	11,226	11,085
Deferred Income Taxes	246	248
Total Assets	118,098	119,268
Accounts Payable	21,204	20,811
Taxes Payable and Other Accrued Taxes	3,518	4,198
Deferred Income Taxes, current	1,997	2,416
Deferred Revenue	6,779	6,322
Other Accrued Liabilities	7,480	6,294
Total Current Liabilities	58,575	57,638
Total Liabilities	63,065	62,128
Accumulated Deficit	(74,492)	(72,417)
Accumulated Other Comprehensive Loss—CTA	(7,758)	(7,726)
Total Shareholders’ Equity	55,033	57,140
Total Liabilities and Shareholders’ Equity	118,098	119,268

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of April 30, 2006
	As previously reported	As Restated
Selected Consolidated Statement of Cash Flow Data:
Adjustments to Reconcile Net Income (Loss) to Cash Provided by Operating Activities:
Gain on Barton Sale	$—	$(2,500)
Cash Provided by Operating Activities	22,180	19,526
Expenditures on Property and Equipment	(2,498)	(2,357)
Proceeds from Sale of Customer List	—	2,500
Cash Provided by (Used in) Investing Activities	8,440	11,081

Note 3—Discontinued Operations

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

Note 4—Private Investment in Public Equity

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

Note 5—Warranty Obligations:

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

The following table shows the fiscal 2006 and 2005 activity for the Company’s warranty accrual:

Accrued warranty balance as of April 30, 2004	$1,204
Accruals for warranties on fiscal 2005 sales	1,507
Warranty costs incurred in fiscal 2005	(1,001)

Accrued warranty balance as of April 30, 2005	1,710
Accruals for warranties on fiscal 2006 sales	1,483
Sale of Avure Business—see Note 3	(326)
Warranty costs incurred in fiscal 2006	(1,376)

Accrued warranty balance as of April 30, 2006	$1,491

The warranty accrual related to Discontinued Operations was $286,000 as of April 30, 2005.

Note 6—Derivative Financial Instruments:

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

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As noted in Note 21 Subsequent Event, the Company cancelled the related hedges in June 2006 and discontinued hedge accounting prospectively in accordance with SFAS 133, and as a result, the Company recorded a total of $206,000 in Other Expense related to these hedges in its fiscal 2007.

Note 7—Investments and Related Party Transactions:

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

Note 8—Receivables:

Receivables consist of the following:

	April 30,
	2006	2005
Trade Accounts Receivable	$31,841	$37,157
Unbilled Revenues	5,219	5,027

	37,060	42,184
Less Allowance for Doubtful Accounts	2,867	3,859

	$34,193	$38,325

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

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9—Inventories:

Inventories consist of the following:

	April 30,
	2006	2005
Raw Materials and Parts	$13,450	$12,567
Work in Process	2,042	4,799
Finished Goods	7,283	6,852

	$22,775	$24,218

Inventories of Discontinued Operations were $6,150,000 as of April 30, 2005 and are included in amounts shown above.

Note 10—Property and Equipment:

Property and Equipment are as follows:

	April 30,
	2006	2005
Land and Buildings	$6,122	$6,211
Machinery and Equipment	21,894	34,442
Furniture and Fixtures	2,376	4,576
Leasehold Improvements	7,223	7,827
Construction in Progress	785	241

	38,400	53,297
Less Accumulated Depreciation and Amortization	27,315	40,663

	$11,085	$12,634

Property and equipment of Discontinued Operations were $1,680,000 as of April 30, 2005 and are included in amounts shown above.

Assets held under capitalized leases and included in property and equipment are $573,000 and $353,000, less accumulated depreciation of $221,000 and $110,000 as of April 30, 2006 and 2005, respectively.

Note 11—Long-Term Obligation and Notes Payable:

Long-term obligations are as follows:

	April 30,
	2006	2005
Credit Agreement	$—	$9,695
Term Loans Payable	4,702	5,921

	4,702	15,616
Less Current Portion	(928)	(9,912)

	$3,774	$5,704

Notes Payable	$2,319	$3,531

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company was in compliance with all covenants as of April 30, 2006.

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

As of April 30, 2005, Notes Payable also included borrowings under a $3.5 million (25 million Swedish Krona) Avure AB line of credit which is collateralized by trade accounts receivable and inventory, at an interest rate of Swedish prime (3.4% at April 30, 2005) plus 0.75%. The line was eliminated with the sale of the Avure Business discussed in Note 3.

Principal payments under all debt obligations for the next five years are as follows: $3,247,000 in 2007, $837,000 in 2008 and 2009, $862,000 in 2010, $838,000 in 2011, and $400,000 thereafter.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12—Income Taxes:

As detailed in Note 2 to the Consolidated Financial Statements, the Company re-evaluated the tax treatment of the sale of its discontinued operations (Avure Business). As a result of this re-evaluation, state income tax net operating loss increased from $15.1 million to $31 million, and the deferred tax asset relating to state income tax net operating losses and corresponding valuation allowance increased by $718,000 and $718,000, respectively. Additionally, the fiscal 2006 state income tax expense decreased $20,000.

The components of consolidated income (loss) before income taxes and the provision for income taxes are as follows:

	Year Ended April 30,
	2006	2005	2004
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes:
Domestic	$(5,333)	$(20,161)	$(14,260)
Foreign	18,514	9,921	8,082

Total	$13,181	$(10,240)	$(6,178)

The provision for income taxes from Continuing Operations comprises:

	Year Ended April 30,
	2006	2005	2004
Current:
State and Local	$46	$(18)	$87
Foreign	4,384	1,952	4,011

Total	4,430	1,934	4,098
Deferred	753	—	392

Total	$5,183	$1,934	$4,490

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net deferred tax assets (liabilities) comprise the following:

	April 30, 2006	April 30, 2005
Current:
Accounts receivable allowances	$309	$320
Inventory capitalization	381	164
Obsolete inventory	434	602
Vacation accrual	293	237
Net operating loss carryover	—	923
Business tax credits	423	423
Foreign	108	—
Other	—	—

Current Deferred Tax Assets	1,948	2,669
Unrealized loss	—	(1,639)
Valuation allowance	(1,840)	(1,639)

Total Current Deferred Tax Asset (Liability)	108	(609)

Long-Term:
Fixed assets	835	—
Net operating loss carryover	31,870	32,836
Capital loss	1,561	—
Goodwill	61	393
Foreign taxes	3,039	127
Deferred Compensation	476	—
Undistributed foreign earnings	(3,935)	—
AMT credits	546	564
Foreign	247	—
All other	1,428	877

Long-Term Deferred Tax Asset	36,128	34,797
Fixed assets	—	(58)
Valuation allowance	(35,880)	(33,207)

Total Long-Term Deferred Tax Asset	248	1,532

Deferred Tax Liabilities:
Foreign Withholding Tax	(2,346)	—
Foreign Other	(70)	—

Total Deferred Tax Liabilities:	(2,416)	—

Net Deferred Tax Asset (Liability)	$(2,060)	$923

The Company’s valuation allowance increased by $2.8 million and $10.9 million in fiscal 2006 and 2005, respectively. The 2006 increase included changes of $0.9 million relating to prior years which resulted from changes in the underlying gross deferred tax assets which gave rise to the valuation allowance but did not impact the Company’s Statement of Operations for the year ended April 30, 2006.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of income taxes at the federal statutory rate to the provision for income taxes from continuing operations is as follows:

	Year Ended April 30,
	2006	2005	2004
Income taxes at federal statutory rate	34.0%	(34.0)%	(34.0)%
Foreign tax rate differences	(9.9)	(2.4)	10.4
Change in valuation allowances	(51.2)	58.8	(49.3)
State and local tax rate differences	0.2	0.3	0.9
Warrant revaluation	17.8	—	—
Original issue discount amortization	—	(8.4)	5.6
Non deductible meals	0.5	0.1	0.6
Foreign earnings not previously subject to U.S. tax	37.3	—	108.2
Foreign withholding taxes	7.4	2.1	28.2
Impairment charge	—	1.3	—
Executive Compensation	6.9	—	—
Prior year reconciled amounts	(7.0)	—	—
Other	3.3	1.1	2.1

Income tax provision	39.3. %	18.9%	72.7%

As of April 30, 2006, the Company had approximately $63.1 million of domestic net operating loss and $31 million of state net operating loss carryforwards to offset certain earnings for federal and state income tax purposes. These net operating loss carryforwards expire between fiscal 2022 and fiscal 2026. Net operating loss carryforwards in foreign jurisdictions amount to $27.3 million and do not expire. The Company also has a capital loss carryover of $4.3 million which expires in 2011. Utilization of net operating losses may be subject to limitation due to ownership changes and other limitation provided by the Internal Revenue code and similar state provisions. If such a limitation applies, the net operating loss may expire before full utilization.

Since 2003, the Company has provided a full valuation allowance against its domestic net operating losses and certain foreign net operating losses. The Company also placed a valuation allowance against certain other deferred tax assets based on the expected reversal of both deferred tax assets and liabilities.

In years prior to fiscal 2004 a provision was not made for U.S. income taxes or foreign withholding taxes on undistributed earnings of foreign subsidiaries. In the fourth quarter of fiscal 2004, the Company was no longer able to permanently defer foreign earnings as a result of changes in financing arrangements. As a result, the Company recorded a liability for withholding taxes payable on future repatriation of historical foreign earnings as of April 30, 2006, 2005 and 2004, of $1.0 million, $217,000 and a $1.7 million respectively. In July 2005, the Company repatriated $1.4 million from certain foreign subsidiaries and plans to continue to repatriate additional earnings in the future.

Note 13—Stock-based Compensation Plans:

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

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table summarizes information about stock options outstanding at April 30, 2006:

Range of Exercise Prices	Number Outstanding at April 30, 2006	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at April 30, 2006	Weighted- Average Exercise Price
$2.00 – $7.99	262,888	6.43 years	$4.05	210,595	$4.01
$8.00 – $10.00	285,463	2.71 years	9.14	285,463	9.14
$10.01 – $12.25	693,640	3.86 years	10.66	693,640	10.66

Total:	1,241,991	4.14 years	$8.91	1,189,698	$9.12

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the stock option activity for the years ended April 30:

	2006		2005		2004
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding—beginning of year	2,034,546	$9.49	2,089,412	$9.05	2,500,682	$9.26
Granted during the year:	—	—	21,250	5.92	42,500	2.10
Exercised during the year:	(255,750)	8.20	(44,375)	2.55	—	—
Forfeited during the year:	(536,805)	10.21	(31,741)	8.05	(453,770)	9.53

Outstanding, end of year	1,241,991	$8.91	2,034,546	$9.20	2,089,412	$9.05
Exercisable, end of year	1,200,323	$9.09	1,907,003	$9.49	1,875,299	$9.65
Weighted Average fair value of options granted during each period:		$—		$3.59		$1.26

Besides stock options plans, the Company also maintains several stock-based compensation plans which grant common stock or restricted stock units summarized as follows:

	2006	2005	2004
Shares and units granted during the year	580,200	506,826	157,094
Weighted Average grant-date fair value per share for shares granted during the year	$9.42	$2.91	$3.10

During fiscal 2006, 2005 and 2004 the Company recorded total compensation expense of $5.6 million, $1.6 million and $763,000, respectively, related to various compensatory arrangements which provide common stock or restricted stock units, rather than options, to the Board of Directors and executive management.

Each non-employee Board of Directors member is eligible to receive and is granted common stock worth $30,000 annually.

In July 2003, the Company entered into retention agreements with certain key executives which were intended to provide these individuals with incentives to remain with the Company by providing periodic cash payments and a stock distribution in January 2007. As the Company’s financial condition has improved, thus reducing the risk that key executives will seek other employment, and the Company’s stock price has risen increasing the cost to the Company associated with the equity portion of the retention agreements, the Company Board of Directors approved on January 11, 2006 to terminate these agreements and distribute remaining unpaid amounts. The Company recorded a total of $2.6 million during the year ended April 30, 2006 which included $899,000 from the impact of the acceleration on awards of restricted stock units under these agreements and their termination.

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

Note 14—Voluntary Pension and Salary Deferral Plan:

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

Note 15—Preferred Share Rights Purchase Plan:

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

Note 16—Commitments and Contingencies:

Lease Commitments

The Company rents certain facilities and equipment under non-cancelable agreements treated for financial reporting purposes as operating leases. The majority of leases currently in effect are renewable for periods of two

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

quarterly or annual period could be materially affected by changes in the company’s assumptions, or the effectiveness of its strategies, related to these proceedings.

Omax Corporation (“Omax”) filed suit against the Company on November 18, 2004. The case, Omax Corporation v. Flow International Corporation, United States District Court, Western Division at Seattle, Case No. CV04-2334, was filed in federal court in Seattle, Washington. The suit alleges that the Company’s products infringe Omax’s Patent Nos. 5,508,596 entitled “Motion Control with Precomputation” and 5,892,345 entitled “Motion Control for Quality in Jet Cutting.” The suit also seeks to have the Company’s Patent No. 6,766,216 entitled “Method and System for Automated Software Control of Waterjet Orientation Parameters” declared invalid, unenforceable and not infringed. The Company has brought claims against Omax alleging certain of their products infringe its Patent No. 6,766,216. Omax manufactures waterjet equipment that competes with the Company’s equipment. Both the Omax and the Company’s patents are directed at the software that controls operation of the waterjet equipment. Although the Omax suit seeks damages of over $100 million, the Company believes Omax’s claims are without merit and the Company intends not only to contest Omax’s allegations of infringement but also to vigorously pursue its claims against Omax with regard to its own patent. The outcome of this case is uncertain, and although an unfavorable outcome is possible, management believes that the outcome will have no material adverse effect on the Company’s financial position, results of operations, or cash flows. Accordingly, the Company has not provided any loss accrual related to the Omax lawsuit as of April 30, 2006. The Company has spent, and expect to continue to spend, considerable amounts on this case.

Note 17—Restructuring Charges

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 18—Gain on Barton Sale

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

Note 19—Operating Segment and Geographical Information:

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

	North America Waterjet	Asia Waterjet	Other International Waterjet	Applications	Inter-segment Eliminations and Reconciliations*	Total
2006
External sales	$109,686	$36,264	$38,664	$20,818	$—	$205,432

Inter-segment sales	24,999	1,149	2,134	1,023	(29,305)	—

Depreciation and amortization	1,409	494	187	269	—	2,359

Operating income	4,412	14,661	1,895	258	(181)	21,045

Income tax provision (benefit)	1,022	3,894	391	(124)	—	5,183

Goodwill	2,463	301	—	—	—	2,764

Total assets	115,898	42,985	2,946	5,444	(48,005)	119,268

2005
External sales	$82,381	$25,505	$34,530	$30,550	$—	$172,966

Inter-segment sales	21,452	928	478	70	(22,928)	—

Depreciation and amortization	1,791	582	186	379		2,938

Operating income (loss)	1,939	6,247	552	(307)	(140)	8,291

Income tax provision (benefit)	298	1,684	(48)	—		1,934

Goodwill	2,463	301				2,764

Total assets	84,088	28,967	19,812	9,855	(24,255)	118,467

2004
External sales	$59,044	$20,502	$28,160	$25,155	$—	$132,861

Inter-segment sales	14,836	1,214	2,358	(1,180)	(17,228)	—

Depreciation and amortization	2,201	302	227	405		3,135

Operating (loss) income	(4,871)	5,299	(2,908)	335	468	(1,677)

Income tax provision	2,333	2,022	135			4,490

Goodwill	2,463	301			8,496	11,260

Total assets	87,988	27,587	17,935	12,265	(16,503)	129,272

*	The eliminations include goodwill of the Avure Business of $8,496 as of April 30, 2004 and total assets of the Avure Business of $56,733, and $62,293 as of April 30, 2005, and 2004, respectively. The reconciliation includes total assets of $10,768 of minor entities that do not constitute separate operating segments.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below presents the Company’s operations and other financial information by geographical region:

	United States	Europe	Asia	Other Foreign	Inter- segment Eliminations	Consolidated
Fiscal 2006
Sales:
Customers (1)	$111,616	$33,903	$36,264	$23,649	$—	$205,432
Inter-area (2)	24,834	2,134	1,149	1,188	(29,305)	—

Total sales	$136,450	$36,037	$37,413	$24,837	$(29,305)	$205,432

Long-Lived Assets	$11,411	$480	$6,471	$680	$184	$19,226

Fiscal 2005
Sales:
Customers (1)	$99,343	$30,707	$25,505	$17,411	$—	$172,966
Inter-area (2)	19,797	478	928	1,725	(22,928)	—

Total sales	$119,140	$31,185	$26,433	$19,136	$(22,928)	$172,966

Long-Lived Assets	$12,776	$13,426	$6,941	$658		$33,801

Fiscal 2004
Sales:
Customers (1)	$74,805	$24,550	$20,502	$13,004	$—	$132,861
Inter-area (2)	13,291	2,358	1,214	365	(17,228)	—

Total sales	$88,096	$26,908	$21,716	$13,369	$(17,228)	$132,861

Long-Lived Assets	$12,355	$24,276	$7,068	$761		$44,460

(1)	U.S. sales to unaffiliated customers in foreign countries were $23.2 million, $6.7 million, and $9.0 million in fiscal 2006, 2005, and 2004, respectively.
(2)	Inter-area sales to affiliates represent products that were transferred between geographic areas at negotiated prices, which are consistent with the terms sales to third parties. These amounts have been eliminated in the consolidation.

Note 20—Recently Issued Accounting Pronouncements

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

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 21—Subsequent Events:

In June 2006, the Company was directed by one of its customers to suspend work on two of its large aerospace systems as a result of possible changes in the timing or scope of the projects. The Company recognizes revenue under its basic accounting policy, the percentage of completion (“POC”) method for one system and under the completed contract method for the other system because the POC criteria were not met. The Company reached a settlement with the customer in September 2006 and recognized revenue of $4.1 million in fiscal 2007 due to the settlement. The Company also terminated the hedges related to these projects and recorded a total of $206,000 in Other Expense related to these hedges in fiscal 2007.

On October 31, 2005, the Company completed the sale of certain of its non-core businesses as a result of the strategy to divest itself of operations that do not rely upon its core ultra-high-pressure water pump business (the “Avure Business”). The purchaser of the Avure Business (“Purchaser”) subsequently claimed that it was entitled to a further working capital adjustment of $1.4 million, which claim the Company disputed. The resulting adjustment amounts to $1,025,701 (including interest and arbitration fees), of which $300,000 was previously accrued as a liability. The net amount of $725,701 has been recorded as Loss on Sale from Discontinued Operations in the quarter ended July 31, 2006. The dispute was arbitrated and settled on August 16, 2006. The Company remitted payment to the Purchaser on August 21, 2006.

In connection with a March 2005 PIPE Transaction in which the Company sold $65 million of stock and warrants to investors, the Company entered into a Registration Rights Agreement (“RRA”). Under the RRA, the Company is required to keep the registration statement on Form S-1 for the resale of common stock issued in PIPE and pursuant to warrants issued in the PIPE (“PIPE Securities”) effective and available for resale of PIPE Securities. The obligation exists until the earlier of five years, two years after the exercise of the warrants, or the resale of all PIPE Securities. If the registration is unavailable for resales for the period specified in the RRA, the Company will be obligated to pay, on a monthly basis, penalties to purchasers of PIPE Securities who still hold

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PIPE Securities. As of January 23, 2007, the monthly penalty would be approximately $600,000. The RRA originally provided that the Company would not have to pay penalties until the registration statement could not be used for resale for an aggregate total of 40 Trading Days. The registration statement has not been available for use since November 22, 2006. On January 24, 2007 (when the registration had not been available for resale for 40 Trading Days), the RRA was amended to increase the number of Trading Days to 102. The Company will file a post-effective amendment to the registration statement in the near future. Until the post-effective amendment is declared effective by the SEC, the number of Trading Days when the registration statement has not been available for resales will continue to increase. The Company will be obligated to file post-effective amendments in the future on an annual basis to include updating information and to reflect “fundamental changes,” if any occur. Depending on the timing of the filing of the post-effective amendments and how long it takes the SEC to declare such post-effective amendments effective, the registration statement may not be available for resales for periods of time.

In litigation arising out of a June 2002 incident, the Company’s excess insurance carrier notified the Company in December 2006 that it is contesting its obligation to provide coverage. As discussed in Note 16 to the Consolidated Financial Statements, the Company purchases product liability insurance to cover claims of this nature. The Company believes the carrier’s position is without merit and has commenced a declaratory judgment action seeking a determination that the carrier is obligated to provide a full defense of the Company. The outcome of this case is uncertain, and although an unfavorable outcome is possible, management believes that the outcome will not have a material effect on the Company’s financial position, results of operations, or cash flows. Accordingly, the Company has not provided any loss accrual related to this matter as of April 30, 2006. The unresolved claims relating to this incident total approximately $7 million.

Note 22—Selected Quarterly Financial Data (unaudited):

The consolidated statement of operations for all periods presented has been recast to give effect to the sale of the Avure Business and present the results for the Avure Business as discontinued operations.

Fiscal 2006 Quarters	First	Second	Third	Fourth ** (restated)	Total
Sales	$41,986	$50,685	$47,530	$65,231	$205,432
Gross Margin	17,933	22,334	20,186	33,703	94,156
(Loss) Income from Continuing Operations	(1,128)	2,349	(1,907)	8,684	7,998
Net Income (Loss)	22	1,018	(2,314)	8,684	7,410
(Loss) Income Per Share—Basic:
(Loss) Income from Continuing Operations	(.03)	.07	(.06)	.25	.23
Net Income (Loss)	—	.03	(.07)	.25	.21
(Loss) Income Per Share—Diluted:
(Loss) Income from Continuing Operations	(.03)	.07	(.06)	.24	.22
Net Income (Loss)	—	.03	(.07)	.24	.20

Fiscal 2005 Quarters	First	Second	Third	Fourth	Total
Sales	$38,299	$44,087	$41,750	$48,830	$172,966
Gross Margin	14,172	15,391	15,876	20,584	66,023
(Loss) Income from Continuing Operations	(2,671)	666	(2,208)	(7,961)	(12,174)
Net Loss	(2,340)	(338)	(3,501)	(15,018)	(21,197)
(Loss) Income Per Share:
Basic and Diluted
(Loss) Income from Continuing Operations *	(.17)	.04	(.14)	(.34)	(.69)
Net Loss *	(.15)	(.02)	(.22)	(.64)	(1.19)

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

*	Quarters do not equal year due to equity offering in the fourth quarter of fiscal 2005.
**	The information presented in the fourth quarter of fiscal 2006 has been restated from the previous filing. The Company previously reported Sales of $63,088, Gross Margin of $30,459, Income from Continuing Operations of $6,609 or $.19 per basic and $.18 per diluted income per share, and Net Income of $6,609 or $.19 per basic and $.18 per diluted income per share.

The Company experienced variation in its quarterly operational results due to various reason such as timing of large customer orders, fair value adjustments on warrants issued, acceleration of executive retention agreements, and seasonality which the highest volume of sales generally occurs in the fourth fiscal quarter.

FLOW INTERNATIONAL CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Other*	Deductions**	Balance at End of Period
Year Ended April 30:
Allowance for Doubtful Accounts
2006	$3,859	$104	$(293)	$(803)	$2,867
2005	4,777	584	54	(1,556)	3,859
2004	5,019	1,366	(19)	(1,589)	4,777

*	Fiscal 2006 includes $241 related to Discontinued Operations
**	Write-offs of uncollectible accounts

Classification	Balance at Beginning of Period	Net Change	Balance at End of Period (restated)
Year Ended April 30
Valuation Allowance on Deferred Tax Assets
2006	$34,846	$2,685	$37,531
2005	23,927	10,919	34,846
2004	25,768	(1,841)	23,927

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (referenced herein as the Exchange Act), we carried out, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of April 30, 2006 because of the material weaknesses discussed below. In connection with the restatement of our consolidated financial statements described in Note 2 to the consolidated financial statements, management, including our chief executive officer and chief financial officer, has determined that an additional material weakness in internal control related to the ineffectiveness of the control environment also existed as of April 30, 2006. In connection with this filing on Form 10-K/A management re-evaluated the effectiveness of disclosure controls and procedures and concluded that disclosure controls and procedures were not effective. Additionally, management has revised its report on internal control over financial reporting as described below. Additional review, evaluation and oversight were undertaken on the part of management in order to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. As a result of such efforts, management has concluded that the consolidated financial statements in this Form 10-K/A fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting (as revised)

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

In connection with the Original Filing of our 2006 Annual Report filed on Form 10-K, Management evaluated the effectiveness of our internal control over financial reporting as of April 30, 2006, using the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (or the COSO criteria). Based on our evaluation, management concluded that material weaknesses existed in our internal controls over financial reporting and consequently, as of April 30, 2006, we did not maintain effective internal control over financial reporting.

A material weakness is a significant deficiency (as defined in PCAOB Auditing Standard No. 2), or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Specifically, the material weaknesses identified were:

•	We did not maintain effective controls over the financial reporting process due to an insufficient complement of personnel with an appropriate level of accounting knowledge, experience, and training in the application of generally accepted accounting principles commensurate with its financial reporting requirements and the complexity of our operations and transactions. As a result, we did not consistently maintain effective controls to ensure there was adequate (i) analysis, documentation, reconciliation and review of accounting records, and supporting data, and (ii) monitoring and oversight of the work performed by accounting and financial reporting personnel to ensure the accuracy and completeness of the consolidated financial statements in accordance with generally accepted accounting principles. This material weakness resulted in errors and the restatement of our annual 2006 consolidated financial statements for (1) an over accrual of accounts payable for inventory purchases, (2) expensing of manufacturing variances, and (3) misclassification of cash flows for a sale of a customer list; and interim consolidated financial statements for each of the first two quarters of 2006 relating to income taxes and minority interest and contributed to the additional material weaknesses described below. Due to the (1) significance of the financial closing process to the preparation of reliable financial statements, (2) the significance of the identified misstatements and the potential misstatement that could have resulted due to the deficient controls and (3) the absence of sufficient other mitigating controls, we determined that this control deficiency resulted in more than a remote likelihood that a material misstatement or lack of disclosure within the annual or interim financial statements will not be prevented or detected.

•	We did not maintain effective controls to ensure appropriate segregation of duties in certain locations as the same employees were responsible for the initiating and recording of transactions, thereby creating segregation of duties weaknesses. Due to the (1) significance of segregation of duties to the preparation of reliable financial statements, (2) the significance of potential misstatement that could have resulted due to the deficient controls and (3) the absence of sufficient other mitigating controls, we determined that this control deficiency resulted in more than a remote likelihood that a material misstatement or lack of disclosure within the annual or interim financial statements will not be prevented or detected.

•	The following control deficiencies in the aggregate constitute a material weakness in internal control related to revenue recognition:

a)	a higher than acceptable failure rate in the operating effectiveness of revenue controls designed to ensure appropriate cut-off surrounding revenue and deferred revenue, which resulted in financial statement errors in fiscal 2006 which have been corrected; and

b)	controls were ineffective and were not properly designed surrounding the approval process for pricing which resulted in financial statement errors in fiscal 2006 which have been corrected.

•	The following control deficiencies related to stock compensation accounting and financial statement disclosure in the aggregate constitute a material weakness:

a)	controls were ineffective and were not properly designed to ensure proper accounting for stock compensation which resulted in financial statement errors which have been corrected; and

b)	controls were ineffective and were not properly designed to ensure proper disclosure of pro forma stock-based employee compensation expense which resulted in errors in financial statement disclosures.

•	Controls were ineffective and were not properly designed to ensure proper accounting and disclosure of deferred taxes which resulted in errors in the financial statements and disclosures which have been corrected.

In connection with the restatement of our consolidated financial statements described in Note 2 to the consolidated financial statements, management determined that an additional material weakness in internal control also existed as of April 30, 2006 as described below.

•	We did not institute and maintain an effective control environment based on criteria established in the COSO framework. We failed to institute all of the elements of an effective anti-fraud program. Specifically, we did not maintain controls adequate to prevent or detect instances of intentional override or intervention of our controls or intentional misconduct by certain former members of senior management in Flow Asia, including the preparation of false management reports, accounting records, and financial statements. This lack of an effective control environment allowed former Flow Asia senior management to take inappropriate actions that resulted in certain transactions not being properly reflected in our consolidated financial statements for the year ended April 30, 2006 which required the restatement of such consolidated financial statements.

Additionally, we did not adequately monitor certain of our control practices or foster an environment that allowed for a consistent and open flow of information and communication between those who initiated transactions and those who were responsible for financial reporting of those transactions.

As a result of the additional material weakness identified in connection with the restatement of our consolidated financial statements management has revised its assessment to include such weakness. Based on this revised assessment management has concluded that internal control over financial reporting is not effective based on the COSO criteria.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on our revised assessment of our internal control over financial reporting, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Flow International Corporation

Kent, Washington

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (as revised), that Flow International Corporation and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of April 30, 2006 because of the effect of the material weaknesses identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

•

Management did not maintain effective controls over the financial reporting process due to an insufficient complement of personnel with an appropriate level of accounting knowledge, experience, and training in the application of generally accepted accounting principles commensurate with its financial reporting requirements and the complexity of the Company’s operations and transactions. As a result, management did not consistently maintain effective controls to ensure there was adequate (i) analysis, documentation, reconciliation and review of accounting records, and supporting data, and (ii) monitoring and oversight of the work performed by accounting and financial reporting personnel to ensure the accuracy and completeness of the consolidated financial statements in accordance with generally accepted accounting principles. This material weakness resulted in errors and the restatement of the Company’s annual 2006 consolidated financial statements for (1) an over accrual of accounts payable for inventory purchases, (2) expensing of manufacturing variances, and (3) misclassification of cash flows for a sale of a customer list; and interim consolidated financial statements for each of the first two quarters of fiscal 2006 relating to income taxes and minority interest and contributed to the additional material weaknesses described below. Due to the (1) significance of the financial closing process to the preparation of reliable financial statements, (2) the significance of the identified misstatements and the potential misstatement that could have resulted due to the deficient controls and (3) the absence of sufficient other mitigating controls, management determined that this control deficiency resulted in more than a remote likelihood that a material misstatement or lack of disclosure within the annual or interim financial statements will not be prevented or detected.

•	Management did not maintain effective controls to ensure appropriate segregation of duties in certain locations as the same employees were responsible for the initiating and recording of transactions, thereby creating segregation of duties weaknesses. Due to the (1) significance of segregation of duties to the preparation of reliable financial statements, (2) the significance of potential misstatement that could have resulted due to the deficient controls and (3) the absence of sufficient other mitigating controls, management determined that this control deficiency resulted in more than a remote likelihood that a material misstatement or lack of disclosure within the annual or interim financial statements will not be prevented or detected.

•	The following control deficiencies in the aggregate constitute a material weakness in internal control related to revenue recognition:

a)	a higher than acceptable failure rate in the operating effectiveness of revenue controls designed to ensure appropriate cut-off surrounding revenue and deferred revenue, which resulted in financial statement errors in fiscal 2006 which have been corrected; and
b)	controls were ineffective and were not properly designed surrounding the approval process for pricing which resulted in financial statement errors in fiscal 2006 which have been corrected.

•	The following control deficiencies related to stock compensation accounting and financial statement disclosure in the aggregate constitute a material weakness:

a)	controls were ineffective and were not properly designed to ensure proper accounting for stock compensation which resulted in financial statement errors which have been corrected; and
b)	controls were ineffective and were not properly designed to ensure proper disclosure of pro forma stock-based employee compensation expense which resulted in errors in financial statement disclosures.

•	Controls were ineffective and were not properly designed to ensure proper accounting and disclosure of deferred taxes which resulted in errors in the financial statements and disclosures which have been corrected.

•

Management did not institute and maintain an effective control environment based on criteria established in the COSO framework. Management failed to institute all of the elements of an effective anti-fraud program. Specifically, management did not maintain controls adequate to prevent or detect instances of intentional override or intervention of our controls or intentional misconduct by certain former members of senior management in Flow Asia, including the preparation of false management reports, accounting records, financial statements and documents with forged approval signatures. This lack of effective control environment allowed Flow Asia former senior management to take inappropriate actions that resulted in certain transactions not being properly reflected in managements’ consolidated financial statements for the year ended April 30, 2006 which required the restatement of such consolidated financial statements.

Additionally, management did not adequately monitor certain of the Company’s control practices or foster an environment that allowed for a consistent and open flow of information and communication between those who initiated transactions and those who were responsible for financial reporting of those transactions.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended April 30, 2006 (as restated), of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, management’s revised assessment that the Company did not maintain effective internal control over financial reporting as of April 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of April 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended April 30, 2006 (as restated) of the Company and our report dated July 25, 2006 (January 29, 2007 as to the effects of the restatement discussed in Note 2 and subsequent events described in Note 21) expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph relating to the restatement.

/s/ Deloitte & Touche LLP

Seattle, Washington

July 25, 2006 (January 29, 2007 as to the effects of the material weakness relating to the control environment described in Management’s Report on Internal Control Over Financial Reporting (as revised))

Changes in Internal Controls

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

•	In the second quarter of fiscal 2006, we hired a new Chief Financial Officer who has the breadth of experience necessary to improve our overall recording and reporting processes, including our internal controls and procedures over financial reporting.

•	In the second quarter of fiscal 2006, we hired a Technical Accounting Manager to ensure compliance with all current and future accounting guidance and complete documentation of our position on such guidance.

•	In the third quarter of fiscal 2006, we initiated a reorganization of our finance department. This reorganization identified the need for seven additional staff in financial reporting, operational accounting, treasury, internal controls, financial business systems, policies and procedures and financial analysis. We have continued to evaluate our requirements and have added additional positions and have upgraded staff in existing positions. Although most of the positions have been filled by permanent employees or contract employees by January 2007, such individuals and the controls and procedures they are performing are not expected to be operating effectively until later in fiscal year 2007.

•	During the third quarter of fiscal 2006, we implemented a business and financial review process, during which the Chief Financial Officer and/or Corporate Controller conduct reviews of the financial statements and certain internal controls for each of the divisions on at least a quarterly basis.

•	In the fourth quarter of fiscal 2006, we retained two outside contractors with technical accounting capabilities to assist management with the analysis of complex accounting issues surrounding operational and corporate accounting to temporarily fill open positions identified by the reorganization.

•	In the fourth quarter of fiscal 2006, we hired an additional experienced accountant for our European operations to improve segregation of duties in that location.

•	To clearly segregate duties, we are in the process of identifying additional resources or business process improvements where the potential benefit of adding employees does not justify the expenses associated with such increases.

•	We have made and continue to make improvements in the documentation and implementation training of our accounting policies and procedures to ensure that all transactions are recorded consistently and with the appropriate level of documentation. In the first quarter of fiscal 2007, we hired a Compliance and Global Policies and Procedures Manager, one of the seven positions identified above, to assist with this process.

•	During first quarter of fiscal 2007, we hired a Corporate Accounting Manager and Senior Accountant (two of the seven positions identified above) to improve the overall effectiveness of financial reporting, including strengthening the closing process, as well as ensure adherence to corporate policies and procedures.

•	We have begun to evaluate the business systems and processes that support our evolving operational and financial reporting needs. In the first quarter of fiscal 2007, we hired a Senior Business Analyst to assist with this process, also one of the seven positions identified above.

•	Beginning in July, we launched an $11 million, 2 year project to upgrade our Enterprise Resource Planning (ERP) system, and the software and hardware architecture globally. We expect this upgrade to further enhance our control environment by automating manual processes, improving management visibility and standardizing processes globally when fully deployed.

•	During second quarter of fiscal 2007, we hired a Tax Director and in third quarter a Tax Manager to strengthen our accounting and reporting for income taxes.

•	During second quarter of fiscal 2007, we hired a more experienced Internal Audit Director and in third quarter an Internal Audit Senior to strengthen the internal audit function.

•	We are planning to increase the training of employees on our company’s values and the availability of our whistleblower hotline.

•	During third quarter, we appointed a corporate Ethics and Compliance Officer who will be responsible for overseeing and coordinating the Company’s ethics and compliance programs, training and controls including distribution and adherence to the Guide to Ethical Conduct, and whistleblower hotline awareness.

•	During the third quarter of fiscal 2007, we appointed an Executive Vice President and General Manager for Flow Waterjet Americas who is responsible for all of our waterjet operations in the Americas which includes North America, South America, and Canada. Additionally, we hired a Controller for our America Waterjet operations to improve segregation of duties and provide additional oversight to accounting personnel.

•	During the third quarter of fiscal 2007, we appointed an Executive Vice President and General Manager for Flow Waterjet Asia who is responsible for all of our waterjet operations in Asia which includes Taiwan, China, Japan and Korea. Prior to this position, the individual was the Senior VP of Operations for Flow Waterjet America’s for the last ten years.

•	During the third quarter of fiscal 2007, we hired a Controller for our Japanese operations to improve segregation of duties and provide additional oversight to accounting personnel.

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

Other than noted above, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

1.	Consolidated Financial Statements.

See Item 8 of Part II for a list of the Financial Statements filed as part of this report.

2.	Financial Statement Schedules.

See Item 8 of Part II for a list of the Financial Statement Schedules filed as part of this report.

3.	Exhibits. See subparagraph (b) below.

(b)	Exhibits.

Exhibit Number

3.1	Restated Articles of Incorporation, filed with the state of Washington April 26, 2005. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated May 3, 2005.)

3.2	By-Laws of Flow International Corporation. (Incorporated by reference to Exhibit 3.1 to the registrant’s Form S-1 filed May 20, 2005.)

4.1	Certificate of Designation of Series B Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-1 filed May 20, 2005.)

4.2	Amended and Restated Rights Agreement dated as of September 1, 1999, between Flow International Corporation and ChaseMellon Shareholder Services, L.L.C. (Incorporated by reference to Exhibit 4.2 to the registrant’s Registration Statement on Form S-1 filed May 20, 2005.)

4.3	Amendment No. 1 to Amended and Restated Rights Agreement dated as of October 29, 2003. (Incorporated by reference to Exhibit 1.3 to the registrant’s Form 8-A dated November 3, 2003.)

4.4	Amendment No. 2 to Amended and Restated Rights Agreement dated as of October 19, 2004. (Incorporated by reference to Exhibit 1.4 to the registrant’s Form 8-A dated October 19, 2004.)

4.5	Form of PIPE Warrant to Purchase Shares of Common Stock of Flow International Corporation. (Incorporated by reference to Exhibit 4.5 to the registrant’s Form 10-K dated July 25, 2006.)

10.1	Flow International Corporation 1987 Stock Option Plan for Nonemployee Directors, as amended. (Incorporated by reference to Exhibit 10.5 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 1994.)

10.2	Flow International Corporation 1995 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 2000.)

10.3	Flow International Corporation Voluntary Pension and Salary Deferral Plan and Trust Agreement, as amended and restated effective January 1, 2002. (Incorporated by reference to Exhibit 10.3 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 2003.)

10.4	Form of Long Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed September 27, 2005).

10.5	Employment Agreement dated November 25, 2002 between Stephen R. Light and Flow International Corporation. (Incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2003.)

10.6	Lease dated January 30, 2003 between Flow International and Property Reserve, Inc. (Incorporated by reference to Exhibit 10.11 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 2003.)

Exhibit Number

10.7	Credit Agreement dated as of July 8, 2005 among Flow International Corporation, Bank of America, N.A. and U.S. Bank National Association. (Incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K dated July 19, 2005, as amended by the Form 8-K/A dated July 29, 2005.)

10.8	Amendment to Employment Agreement dated September 21, 2005 between Flow International Corporation and Stephen Light (Incorporated by reference to Exhibit 10.8 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 2006.)

21.1	Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21.1 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 2006.)

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOW INTERNATIONAL CORPORATION

January 29, 2007

/S/ STEPHEN R. LIGHT
Stephen R. Light President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities on this 29th day of January, 2007.

Signature	Title

/S/ STEPHEN R. LIGHT Stephen R. Light	President and Chief Executive Officer (Principal Executive Officer)

/S/ DOUGLAS P. FLETCHER Douglas P. Fletcher	Chief Financial Officer (Principal Accounting Officer)

/S/ KATHRYN L. MUNRO Kathryn L. Munro	Chairman

/S/ RICHARD P. FOX Richard P. Fox	Director

/S/ ARLEN I. PRENTICE Arlen I. Prentice	Director

/S/ J. MICHAEL RIBAUDO J. Michael Ribaudo	Director

/S/ JAN K. VER HAGEN Jan K. Ver Hagen	Director

/S/ LORENZO C. LAMADRID Lorenzo C. Lamadrid	Director

/S/ JERRY L. CALHOUN Jerry L. Calhoun	Director