Form 10-Q
period 2006-07-31
FLOW INTERNATIONAL CORP
filed 2007-02-01
CIK 713002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

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

“Indicated by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” In Rule 12b-2 of the Exchange Act. Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

The number of shares outstanding of common stock, as of January 26, 2007 is 37,245,132 shares.

FLOW INTERNATIONAL CORPORATION

FLOW INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; in thousands, except per share and share amounts)

	July 31, 2006	April 30, 2006
ASSETS:
Current Assets:
Cash and Cash Equivalents	$38,955	$36,186
Receivables, net	28,127	34,193
Inventories	25,252	22,775
Deferred Income Taxes	106	108
Prepaid Expenses	4,709	4,763
Other Current Assets	786	2,017

Total Current Assets	97,935	100,042
Property and Equipment, net	11,099	11,085
Intangible Assets, net	3,499	3,173
Goodwill	2,764	2,764
Deferred Income Taxes	243	248
Other Assets	1,778	1,956

	$117,318	$119,268

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Notes Payable	$2,254	$2,319
Current Portion of Long-Term Obligations	877	928
Accounts Payable	13,778	20,811
Accrued Payroll and Related Liabilities	6,796	6,954
Taxes Payable and Other Accrued Taxes	4,057	4,198
Deferred Income Taxes	2,683	2,416
Deferred Revenue	6,202	6,322
Customer Deposits	8,475	7,396
Other Accrued Liabilities	7,157	6,294

Total Current Liabilities	52,279	57,638
Long-Term Obligations, net	3,246	3,774
Other Long-Term Liabilities	295	716

	55,820	62,128

Commitments and Contingencies (Note 13)

Shareholders’ Equity:
Series A 8% Convertible Preferred Stock—$.01 par value, 1,000,000 shares authorized, none issued	—	—
Common Stock—$.01 par value, 49,000,000 shares authorized, 37,156,493 and 36,943,161 shares issued and outstanding at July 31, 2006 and April 30, 2006, respectively	366	364
Capital in Excess of Par	139,271	137,192
Accumulated Deficit	(69,375)	(72,417)
Accumulated Other Comprehensive Loss:
Cumulative Translation Adjustment, net of income tax of $0 and $0	(8,585)	(7,726)
Unrealized Loss on Cash Flow Hedges, net of income tax of $0 and $0	(179)	(273)

Total Shareholders’ Equity	61,498	57,140

	$117,318	$119,268

See Accompanying Notes to

Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited; in thousands, except per share and share amounts)

	Three Months Ended July 31,
	2006	2005
Sales	$53,410	$41,986
Cost of Sales	30,378	24,053

Gross Margin	23,032	17,933

Expenses:
Sales and Marketing	9,597	7,576
Research and Engineering	2,294	1,878
General and Administrative	7,020	6,215
Restructuring Charges	—	98

	18,911	15,767

Operating Income	4,121	2,166
Interest Income	229	39
Interest Expense	(135)	(965)
Fair Value Adjustment on Warrants Issued	—	(678)
Other Income (Expense), Net	625	(1,107)

Income (Loss) Before Provision for Income Taxes	4,840	(545)
Provision for Income Taxes	(1,072)	(583)

Income (Loss) From Continuing Operations	3,768	(1,128)
Income From Operations of Discontinued Operations, Net of Income Tax of $0 and $294	—	1,150
Loss on Sale of Discontinued Operations, Net of Income Tax of $0 and $0	(726)	—

Net Income	$3,042	$22

Income (Loss) Per Share
Basic
Income (Loss) Per Share From Continuing Operations	$0.10	$(0.03)

Discontinued Operations, Net of Income Tax	$(0.02)	$0.03

Net Income	$0.08	$0.00

Diluted
Income (Loss) Per Share From Continuing Operations	$0.10	$(0.03)

Discontinued Operations, Net of Income Tax	$(0.02)	$0.03

Net Income	$0.08	$0.00

Weighted Average Shares Used in Computing Basic and Diluted Net Income (Loss) Per Share
Basic	37,075	34,299
Diluted	37,877	34,299

See Accompanying Notes to

Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Three Months Ended July 31,
	2006	2005
Cash Flows from Operating Activities:
Net Income	$3,042	$22
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation and Amortization	706	1,165
Loss on Sale of Discontinued Operations	726	—
Unrealized Foreign Currency Gains	(843)	(349)
Fair Value Adjustment on Warrants Issued	—	678
Incentive Stock Compensation Expense	711	712
Other	639	71
Changes in Operating Assets and Liabilities:
Receivables	5,659	9,700
Inventories	(2,579)	(2,203)
Other Operating Assets	1,293	(1,188)
Customer Deposits	1,106	4,118
Accounts Payable	(6,977)	(5,861)
Deferred Revenue	(121)	(1,630)
Other Operating Liabilities	(314)	537

Cash Provided by Operating Activities	3,048	5,772

Cash Flows from Investing Activities:
Expenditures for Property and Equipment	(1,085)	(519)
Restricted Cash	—	(2,137)
Other	—	(59)

Cash Used in Investing Activities	(1,085)	(2,715)

Cash Flows from Financing Activities:
Borrowings under Notes Payable, Net	—	542
Payments on Senior Credit Agreement	—	(17,759)
Borrowings on Senior Credit Agreement	—	16,049
Payments of Long-Term Obligations	(465)	(39)
Proceeds from Exercise of Warrants and Options	1,217	—
Other	—	9

Cash Provided By (Used In) Financing Activities	752	(1,198)

Effect of Changes in Exchange Rates on Cash	54	384

Increase in Cash and Cash Equivalents	2,769	2,243
Cash and Cash Equivalents at Beginning of Period	36,186	12,976

Cash and Cash Equivalents at End of Period	$38,955	$15,219

Supplemental Disclosure of Noncash Financing Activity
Issuance of compensatory common stock on executive incentive compensation plan	$884	$799

See Accompanying Notes to

Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(unaudited, in thousands)

	Common Stock		Capital In Excess of Par	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Par Value
Balances, April 30, 2006	36,943	$364	$137,192	$(72,417)	$(7,999)	$57,140
Cumulative effect of the adoption of FAS 123R (Note 3)			(313)			(313)
Components of Comprehensive Income:
Net Income				3,042		3,042
Unrealized Loss on Cash Flow Hedges, Net of Income Tax of $0					(179)	(179)
Reclassification Adjustment for Settlement of Cash Flow Hedges, net of income tax of $0					273	273
Cumulative Translation Adjustment, Net of Income Tax of $0					(859)	(859)

Total Comprehensive Income						2,277

Exercise of Options	122	1	1,216			1,217
Stock Compensation	91	1	1,176			1,177

Balances, July 31, 2006	37,156	$366	$139,271	$(69,375)	$(8,764)	$61,498

See Accompanying Notes to

Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All tabular dollar amounts in thousands, except shares and per share amounts)

(Unaudited)

Note 1 —Basis of Presentation

In the opinion of the management of Flow International Corporation (the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring items and accruals necessary to fairly present the financial position, results of operations and cash flows of the Company. The financial information as of April 30, 2006 is derived from the Company’s audited consolidated financial statements and notes for the fiscal year ended April 30, 2006 included in Item 8 in the fiscal 2006 Annual Report on Form 10-K/A (“10-K/A”). These interim financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, and should be read in conjunction with the Company’s fiscal 2006 Form 10-K/A. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company’s financial statements. Actual results may differ from these estimates. Operating results for the three months ended July 31, 2006 may not be indicative of future results.

For fiscal 2007, Interest Income, Interest Expense and Fair Value Adjustments on Warrants Issued have been shown separately in the Condensed Consolidated Statement of Income and the prior period presentation has been conformed.

Note 2 —Segment Information

The Company has identified four reportable segments. These segments, North America Waterjet, Asia Waterjet, Other International Waterjet (together known as Waterjet), and Applications, utilize the Company’s released pressure technology. The Waterjet operation includes cutting and cleaning operations, which are focused on providing total solutions for many industries including aerospace, automotive, semiconductor, disposable products, food, glass, job shop, metal cutting, stone, tile, surface preparation, and paper. The Applications operation provides specialty engineered robotic systems designed for material removal and separation of various materials and for factory automation. These systems are primarily used in automotive applications. Segment operating results are measured based on revenue, gross margin and operating income (loss).

A summary of operations by reportable segment is as follows:

	North America Waterjet	Asia Waterjet	Other International Waterjet	Applications	Inter- segment Eliminations	Total
Three Months Ended July 31, 2006
External sales	$31,509	$7,356	$10,641	$3,904	$—	$53,410

Inter-segment sales	5,394	307	45	16	(5,762)	—

Gross Margin	14,333	4,466	3,989	446	(202)	23,032

Operating income (loss)	1,707	2,592	566	(542)	(202)	4,121

Three Months Ended July 31, 2005
External sales	$22,927	$5,768	$8,453	$4,838	$—	$41,986

Inter-segment sales	4,964	485	35	(183)	(5,301)	—

Gross Margin	10,947	2,810	3,261	875	40	17,933

Operating income	427	1,345	283	71	40	2,166

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All tabular dollar amounts in thousands, except shares and per share amounts)

(Unaudited)

A summary reconciliation of total segment operating income to total consolidated income before provision for income taxes is as follows:

	Three Months Ended July 31,
	2006	2005
Operating income for reportable segments	$4,121	$2,166
Interest income	229	39
Interest expense	(135)	(965)
Fair value adjustment on warrants issued	—	(678)
Other income (expense), net	625	(1,107)

Income (loss) before provision for income taxes	$4,840	$(545)

Note 3 —Stock-Based Compensation Plans

The Company maintains several stock-based compensation plans described as follows:

1987 Stock Option Plan for Nonemployee Directors (the “1987 Nonemployee Directors Plan”). Approved by the Company’s shareholders in September 1987, the 1987 Non-employee Directors Plan, as subsequently amended, provided for the automatic grant of nonqualified options for 10,000 shares of Company common stock to a nonemployee director when initially elected or appointed, and the issuance of 10,000 options annually thereafter during the term of directorship. Options are no longer granted under this plan.

1991 Stock Option Plan (the “1991 SO Plan”). The 1991 SO Plan was adopted in October 1991 and amended in August 1993. Incentive and nonqualified stock options up to 700,000 shares could be issued under this plan. Options are no longer granted under this plan.

1995 Long-Term Incentive Plan (the “1995 LTI Plan”). The 1995 LTI Plan was adopted in August 1995. In fiscal 2000, the 1995 LTI Plan was amended to increase the number of shares available for grant to 3,350,000 shares. The 1995 LTI Plan was replaced by the 2005 Plan described below. The remaining shares available under this plan of 751,157 will be granted under the 2005 Plan.

2005 Equity Incentive Plan (the “2005 Plan”). Upon approval by the shareholders, the 2005 Plan was adopted in September 2005 to attract and retain the most talented employees and promote the growth and success of the business by aligning long-term interests of employees with those of shareholders. The 2005 Plan provides for a pool of 2.5 million shares to be awarded, which includes the remaining 751,157 shares from the 1995 LTI Plan. The Company, at its discretion, may choose to grant the 2.5 million shares in the form of stock, stock units, stock options, stock appreciation rights, or cash awards.

Prior to May 1, 2006, the Company has accounted for these plans under the recognition and measurement provisions of APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and related interpretations. No stock-based employee compensation cost was reflected in the Company’s net income to the extent options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All tabular dollar amounts in thousands, except shares and per share amounts)

(Unaudited)

Effective May 1, 2006, the beginning of its fiscal year 2007, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123R (“FAS 123R”), “Share-Based Payment (Revised 2004)”. The Company elected to use the modified prospective transition method permitted by FAS 123R and therefore has not restated its financial results for prior periods. Under this transition method, the compensation cost recognized by the Company beginning in fiscal 2007 includes (a) compensation cost for all stock-based compensation awards that were granted prior to, but not vested as of May 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement of Financial Accounting Standard No. 123 (“FAS 123”), “Accounting for Stock Based Compensation”, and (b) compensation cost for all stock-based compensation awards granted subsequent to May 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. The Company estimates forfeiture rate based on its historical experience and future expectations. Compensation expense is being recognized on a straight-line basis over the total requisite service period of each award and recorded in operating expenses on the Condensed Consolidated Statements of Income.

The following table illustrates the effect on net income and net income per share for the three months ended July 31, 2005 if the Company had applied the fair value recognition provisions of FAS 123 to stock-based compensation. Because the Company has a full valuation allowance against its deferred tax assets there are no tax effects presented related to the stock-based compensation items below.

Three Months Ended July 31, 2005
Net income, as reported	$22
Add: Employee stock-based compensation under APB 25 included in net income, net of related tax effects	712
Deduct: Total employee stock-based compensation expense determined under fair value based method for all awards, net of tax related effects	(211)

Pro forma net income	$523

Net income per share—basic and diluted:
As reported	$.00
Pro forma	$.02

Stock Options

The Company grants common stock options to employees and directors of the company with service and/or performance conditions. The compensation cost of the stock options are based on their fair value at the grant date and recognized ratably over the service period. Compensation expense is recognized only for those options expected to vest with forfeitures estimated at the grant date based on the Company’s historical experience and future expectations. All options become exercisable upon a change in control of the Company unless the surviving company assumes the outstanding options or substitutes similar awards for the outstanding awards of the 2005 Plan. Options generally have a two-year vesting schedule, and are generally granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. The maximum term of options is 10 years from the date of grant.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All tabular dollar amounts in thousands, except shares and per share amounts)

(Unaudited)

The following tables summarize the stock option activities for the three months ended July 31, 2006. The Company did not grant any stock options during the three months ended July 31, 2005.

	Three Months Ended July 31, 2006
	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term
Outstanding at May 1, 2006	1,241,991	$8.91
Granted during the period:	21,250	12.81
Exercised during the period:	(122,166)	9.96
Forfeited during the period:	—	—
Expired during the period:	(10,777)	9.64

Outstanding at July 31, 2006	1,130,298	$8.86	$5,242	4.24

Exercisable at July 31, 2006	1,079,880	$8.92	$4,944	4.24
Vested or expected to vest at July 31, 2006	1,079,880	$8.92	$4,944	4.24

Three Months Ended July 31, 2006
Weighted Average grant-date fair value of stock options granted	$4.76
Total intrinsic value of options exercised	$469
Total fair value of options vested	$28
Cash received from exercise of share options	$1,217
Tax benefit realized from stock options exercised	$—

The weighted-average fair values at the date of grant for options were estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	Three Months Ended July 31
	2006	2005
Risk-free interest rates	4.97%	4.01%
Expected lives	Two years	Five years
Expected dividend yields	0%	0%
Expected volatility	61.86%	62.8%

For the three months ended July 31, 2006, the Company recognized compensation expense related to stock options of $53,000, or $0.00 per basic and diluted share. As of July 31, 2006, $140,000 of total unrecognized compensation cost related to nonvested stock options is expected to be recognized over a weighted average period of eight months.

Service-Based Stock Awards

The Company grants common stock or stock units to employees and directors of the Company with service conditions. The compensation cost of the stocks or units are based on their fair value at the grant date and recognized ratably over the service period.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All tabular dollar amounts in thousands, except shares and per share amounts)

(Unaudited)

The following table summarizes the service-based stock award activities for the three months ended July 31, 2006:

	Three Months Ended July 31, 2006
	Number of Shares	Weighted- Average Grant-date Fair Value
Nonvested at May 1, 2006	87,890	$4.86
Vested during the period:	(8,760)	3.36

Nonvested at July 31, 2006	79,130	$5.03

For the three months ended July 31, 2006 and 2005, the Company recognized compensation expense related to stock-based stock awards of $150,000 and $712,000, respectively. As of July 31, 2006, $398,000 of total unrecognized compensation cost related to such awards is expected to be recognized over a weighted average period of 2.66 years.

Performance-Based Stock Awards

The Company also grants stock units to an executive of the Company as part of the executive’s employment agreement. The stock units are granted at the beginning of the Company’s fiscal year and are vested at the year end upon achieving predetermined performance targets for that fiscal year. The compensation cost of the stock units are based on its fair value at the grant date and recognized ratably over the service period. The Company granted 45,000 shares in the first quarter of each of fiscal 2007 and fiscal 2006. For the three months ended July 31, 2006 and 2005, the Company recognized compensation expense related to these awards of $144,000, and $140,000, respectively. As of July 31, 2006, total unrecognized compensation cost related to such award of $432,000 is expected to be recognized over a period of nine months.

Under an annual incentive plan adopted for each fiscal year, the Company grants executives and certain employees annual bonuses in the form of cash and common stock of the Company. Awards are based on the Company’s performance and individual goals and are usually granted following the conclusion of the Company’s fiscal year end. The shares of the common stock were not known at the grant date and the amount of the stock was equivalent to a fixed monetary amount. These awards have been recorded as liability awards under FAS 123R. Prior to May 1, 2006, the common stock portion of the awards were recorded as equity under APB 25. A cumulative effect adjustment of $690,000 was recognized upon adoption of FAS 123R to record the amounts from previously recorded capital in excess of par as a liability. For the three months ended July 31, 2006, the Company recognized compensation expense related to the annual incentive plan of $116,000. No such expense was recognized in the same period of the prior fiscal year as the achievement of the performance objectives was not deemed probable. As of July 31, 2006, $347,000 of total unrecognized compensation cost related to such awards is expected to be recognized over a weighted average period of nine months.

Starting fiscal 2006, the Company initiated Long-Term Incentive Plans (the “LTIPs”) under which the executive officers will receive stock awards based on the Company’s performance measures over three-year performance periods. These plans are adopted annually with new performance targets. Awards vary based on the degree to which the Company’s performance exceeds predetermined thresholds at the end of the performance period. No payout will occur unless the Company exceeds certain minimum threshold performance objectives.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All tabular dollar amounts in thousands, except shares and per share amounts)

(Unaudited)

Compensation expense is based upon current performance projections for the three-year period and the percentage of the requisite service that has been rendered. During Fiscal 2006, accrued compensation expense for the LTIP was adjusted in each reporting period for changes in the value of the Company’s common stocks as required by the variable accounting method under APB 25. Upon adopting FAS 123R in fiscal 2007 the Company ceased using the variable accounting, and now records compensation cost for the unvested portion of the LTIP awards based on their grant-date fair value. The LTIPs permit employees to elect to net-settle a portion of the award paid in stock to meet the employee’s share of minimum withholding requirements which the Company accounted for as a liability before adopting FAS 123R. FAS 123R allows such awards with net-settlement features for the employee’s share of the minimum withholding requirements to be accounted for as an equity award, as such, a cumulative effect adjustment of $377,000 was recognized upon adoption of FAS 123R to record the amounts previously recorded as liabilities in capital in excess of par.

The following table summarizes the LTIPs activities for the three months ended July 31, 2006:

	Three Months Ended July 31, 2006
	Number of Shares	Weighted- Average Grant- date Fair Value
Nonvested at May 1, 2006	279,000	$7.81
Granted during the period	137,500	$13.50

Nonvested at July 31, 2006	416,500	$9.69

For the three months ended July 31, 2006, the company recognized compensation expense related to LTIPs of $204,000. No such expense was recognized in the same period of the prior fiscal year as the achievement of the performance objectives was not deemed probable. As of July 31, 2006, $3.1 million of total unrecognized compensation cost related to such awards is expected to be recognized over a weighted average period of 2.34 years.

Note 4 —Restructuring

During the three months ended July 31, 2005, the Company announced the closing and relocation of its Wixom, Michigan facility to its Burlington, Ontario facility and terminated 13 employees. In connection with this restructuring, the Company recorded severance benefits of $74,000 which were paid in the quarter and also wrote off $24,000 of inventory with no future value. The Company did not incur any restructuring costs for the three months ended July 31, 2006.

The remaining accrued facility exit costs for all segments at July 31, 2006 of $ 790,000, which consist of long-term lease commitments, net of expected sublease income, will be paid primarily over the next two years.

The following table summarizes accrued restructuring activity, all incurred as facility exit costs:

	North America Waterjet	Other International Waterjet	Applications	Consolidated
Balance, April 30, 2006	$67	$164	$684	$915
Cash payments	(9)	(7)	(109)	(125)

Balance, July 31, 2006	$58	$157	$575	$790

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All tabular dollar amounts in thousands, except shares and per share amounts)

(Unaudited)

Note 5 —Other Income (Expense), Net

The Company’s subsidiaries have adopted the local currency of the country in which they operate as the functional currency. All assets and liabilities of these foreign subsidiaries are translated at period-end rates. Income and expense accounts of the foreign subsidiaries are translated at the average rates in effect during the period. Assets and liabilities (including inter-company accounts that are transactional in nature) of the Company which are denominated in currencies other than the functional currency of the entity are translated based on current exchange rates and gains or losses are included in the Condensed Consolidated Statement of Income.

The following table shows the detail of Other Income (Expense), Net, in the accompanying Condensed Consolidated Statements of Income:

	Three Months Ended July 31,
	2006	2005
Realized Foreign Exchange Gains, Net	$38	$17
Unrealized Foreign Exchange Gains (Losses), Net	843	(1,089)
Hedge Costs	(160)	—
Other	(96)	(35)

	$625	$(1,107)

For the three months ended July 31, 2006, the Company recorded an expense of $160,000 related to hedges terminated during the period. The Company uses derivative instruments to manage exposures to foreign currency risks and records the hedge transactions in accordance with Statement of Financial Accounting Standards No. 133 (“FAS 133”), “Accounting for Derivative Instruments and Hedging Activities”. In fiscal 2006, the Company entered into derivative instruments to hedge against two aerospace systems to be paid in Eurodollars. In June 2006, the Company was directed by the customer to suspend work on these two systems as a result of possible changes in the timing or scope of the projects. The Company consequently cancelled the related hedges and discontinued hedge accounting in accordance with FAS 133.

Note 6 —Income Taxes

For the three months ended July 31, 2006, the tax provision consists of current expense related to operations in foreign jurisdictions which are profitable and without loss carryforwards. In addition, certain operations in jurisdictions (principally Germany and the US) reported net income against which the Company offset net operating losses. However, because the operations in these jurisdictions have not shown a history of net income, the Company has not recognized a benefit for these unutilized net operating losses as it is currently more likely than not that such benefit will not be realized.

The Company continues to provide a full valuation allowance against its net operating losses and certain other net deferred tax assets, arising in selected tax jurisdictions because the realization of such assets is not more likely than not. For the quarter ended July 31, 2006, the valuation allowance decreased by $.5 million from net operating losses in Germany and the US being applied against net income realized in these jurisdictions for the quarter. The domestic net operating losses can be carried forward 20 years to offset domestic profits in future periods and expire from fiscal 2022 through fiscal 2026 while the foreign net operating losses have no expiration dates.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All tabular dollar amounts in thousands, except shares and per share amounts)

(Unaudited)

Note 7 —Discontinued Operations

On October 31, 2005, the Company completed the sale of certain of its non-core businesses as a result of the strategy to divest itself of operations that do not rely upon its core ultra-high-pressure water pump business (the “Avure Business”). The Company has classified the financial results of its Avure Business as discontinued operations on the Condensed Consolidated Statements of Income for all periods presented. The Condensed Consolidated Statements of Cash Flows for the three months ended July 31, 2005 do not reflect discontinued operations treatment for the Avure Business as the Company has elected not to reclassify its cash flows for this discontinued operation.

The purchaser of the Avure Business (“Purchaser”) subsequently claimed that it was entitled to a further working capital adjustment of $1.4 million, which claim the Company disputed. The Company and the Purchaser agreed to resolve this claim in accordance with an arbitration procedure agreed on at the time of sale. The Company and the Purchaser also agreed that the Purchaser would have a limited right to prepay, at a 12.5% discount, the balance of the promissory note which is due 3 years after closing. The prepayment right expired on October 31, 2006. The Company received a partial payment on the promissory note of $990,000 in the second quarter of fiscal 2007.

The Company initially recorded a loss of $1,147,000, net of income taxes of $334,000, on the sale. During the third quarter of its fiscal year 2006, the Company increased its Loss on Sale of Discontinued Operations by $300,000 as its best estimate of the amount required to settle the working capital dispute, and by $107,000 as a discount on the 3 year note, for a total of $407,000.

Summarized financial information for the discontinued operations is set forth below:

Three Months Ended July 31, 2005
Sales	$7,743
Income before provision for income taxes	1,444
Provision for income taxes	(294)

Income from operations of discontinued operations	$1,150

Note 8 —Basic and Diluted Income (Loss) Share

Basic income (loss) per share represents income (loss) available to common shareholders divided by the weighted average number of shares outstanding during the period. Diluted income (loss) per share represents income (loss) available to common shareholders divided by the weighted average number of shares outstanding including the potentially dilutive impact of stock options and warrants, where appropriate. Potential common share equivalents of stock options and warrants are computed by the treasury stock method and are included in the denominator for computation of earnings per share if such equivalents are dilutive.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All tabular dollar amounts in thousands, except shares and per share amounts)

(Unaudited)

The following table sets forth the computation of basic and diluted income (loss) from continuing operations per share for the three months ended July 31, 2006 and 2005:

	Three Months Ended July 31,
	2006	2005
Numerator:
Income (loss) from continuing operations	$3,768	$(1,128)

Denominator:
Denominator for basic income (loss) per share—weighted average shares outstanding	37,075	34,299
Dilutive potential common shares from employee stock options	438	—
Dilutive potential common shares from warrants	285	—
Dilutive potential common shares from stock compensation plans	79	—

Denominator for diluted income (loss) per share—weighted average shares outstanding and assumed conversions	37,877	34,299

Basic and diluted income (loss) per share from continuing operations	$0.10	$(0.03)

There were 21,250 potentially dilutive common shares from employee stock options which have been excluded from the diluted weighted average share denominator for the three months ended July 31, 2006 as their effect would be anti-dilutive. For the three months ended July 31, 2005, there were 1,962,380 potentially dilutive common shares from employee stock options and 2,309,000 potentially dilutive shares from warrants which have been excluded from the diluted weighted average share denominator as their effect would be anti-dilutive.

Note 9 —Receivables, Net

Receivables, Net consist of the following:

	July 31, 2006	April 30, 2006
Trade Accounts Receivable	$28,106	$31,841
Unbilled Revenues	3,163	5,219

	31,269	37,060
Less Allowance for Doubtful Accounts	3,142	2,867

	$28,127	$34,193

Note 10 —Inventories

Inventories consist of the following:

	July 31, 2006	April 30, 2006
Raw Materials and Parts	$16,706	$13,450
Work in Process	2,912	2,042
Finished Goods	5,634	7,283

	$25,252	$22,775

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All tabular dollar amounts in thousands, except shares and per share amounts)

(Unaudited)

Note 11 —Warranty Obligations

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

Included in Other Accrued Liabilities as of July 31, 2006 was $1.4 million related to warranty costs. The following table shows the fiscal 2007 year-to-date activity for the Company’s warranty obligations:

Accrued warranty balance as of April 30, 2006	$1,491
Accruals for warranties	565
Warranty costs incurred	(652)

Accrued warranty balance as of July 31, 2006	$1,404

Note 12 —Long-Term Obligations and Notes Payable

Long-term obligations and notes payable are as follows:

	July 31, 2006	April 30, 2006
Long-Term Obligations:
Credit Agreement	$—	$—
Term Loans Payable	4,123	4,702
Less Current Portion	(877)	(928)

	$3,246	$3,774

Notes Payable	$2,254	$2,319

On July 8, 2005, the Company signed a new three year credit agreement (“Agreement”). The Company expensed $489,000 of fees during the three months ended July 31, 2005 related to the prior credit agreement. The Agreement provides for a revolving line of credit of up to $30 million with a maturity date of August 1, 2008 and is collateralized by a general lien on all of the Company’s assets. Certain subsidiaries guaranteed the Company’s line of credit under the Agreement. Interest rates under the Agreement are at LIBOR plus a percentage depending on the Company’s leverage ratios, or at the Bank of America’s prime rate in effect from time to time, at the Company’s option. The borrowings under the Agreement were fully paid off as of April 30, 2006 and there have been no new borrowings during the first quarter of fiscal 2007. The Agreement requires compliance with funded debt, tangible net worth and liquidity ratios, with which the Company is in compliance as of July 31, 2006. The Company pays an annual letter of credit fee quarterly in arrears. The fee varies depending on the Company’s leverage ratio and is currently at 1.25% of the amount drawn under each outstanding letter of credit.

As of July 31, 2006, the Company had $28.5 million of domestic unused line of credit, net of $1.5 million in outstanding letters of credit. The Company was in compliance with all covenants as of July 31, 2006. The Company also has leases for office equipment on which it owes outstanding principal of $265,000 and $337,000 as of July 31, 2006 and April 30, 2006, shown under Term Loans Payable.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All tabular dollar amounts in thousands, except shares and per share amounts)

(Unaudited)

The Company has obtained a seven-year collateralized long-term loan, expiring in 2011, in the amount of 145 million New Taiwanese Dollars (US$4.4 million) bearing interest at an annual rate of 3.11%. The loan is collateralized by the Company’s manufacturing facility in Taiwan. During the three months ended July 31, 2006, the Company paid off $395,000 of the loan and is obligated to make semi-annual payments in June and December each year. The balance of $3.9 million at July 31, 2006 is included in Term Loans Payable.

The Company also has four unsecured credit facilities in Taiwan with a commitment totaling 228 million New Taiwanese Dollars (US$6.9 million at July 31, 2006), bearing interest at rates ranging from 1.76 to 2.52% per annum. The credit facilities generally have maturities of 12 months and can be extended for like periods, as needed, at the bank’s option. At July 31, 2006, the balance outstanding under these credit facilities amounts to US$2.3 million and is shown under Notes Payable.

Note 13 —Commitments and Contingencies

At any time, the Company may be involved in certain legal proceedings in addition to the Omax matter described below. The Company’s policy is to routinely assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after analysis of each known issue and an analysis of historical experience in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” and related pronouncements. The Company records reserves related to certain legal matters for which it is probable that a loss may be incurred and the range of such loss can be estimated. With respect to matters for which no reserve has been recorded, management has concluded that a loss is only reasonably possible or remote and, therefore, no liability is recorded. Management discloses the facts regarding matters assessed as reasonably possible and potential exposure, if determinable. Costs incurred with defending claims are expensed as incurred. As of July 31, 2006, the Company has accrued its insurance deductible on the pending claims that were deemed probable.

The Company does not believe its pending proceedings will have material adverse effect on its consolidated financial position. However, it is possible that future results of operations and cash flows for any particular quarterly or annual period could be materially affected by changes in the company’s assumptions, or the effectiveness of its defense strategies, related to these proceedings.

Omax Corporation (“Omax”) filed suit against the Company on November 18, 2004. The case, Omax Corporation v. Flow International Corporation, United States District Court, Western Division at Seattle, Case No. CV04-2334, was filed in federal court in Seattle, Washington. The suit alleges that the Company’s products infringe Omax’s Patent Nos. 5,508,596 entitled “Motion Control with Precomputation” and 5,892,345 entitled “Motion Control for Quality in Jet Cutting.” The suit also seeks to have the Company’s Patent No. 6,766,216 entitled “Method and System for Automated Software Control of Waterjet Orientation Parameters” declared invalid, unenforceable, and not infringed. The Company has brought claims against Omax alleging certain of their products infringe its Patent No. 6,766,216. Omax manufactures waterjet equipment that competes with the Company’s equipment. Both the Omax and the Company’s patents are directed at the software that controls operation of the waterjet equipment. Although the Omax suit seeks damages of over $100 million, the Company believes, having consulted with its counsel, that Omax’s claims are without merit, and the Company is not only contesting Omax’s allegations of infringement but is also vigorously pursuing its claims against Omax with regard to its own patent. The outcome of this case is uncertain, and an unfavorable outcome is possible. The Company has not provided any loss accrual related to the Omax lawsuit as of July 31, 2006. The Company has incurred, and expects to continue to incur, considerable legal fees related to this case.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All tabular dollar amounts in thousands, except shares and per share amounts)

(Unaudited)

Note 14 —Recently Issued Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This interpretation requires that the Company firstly determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position, and secondly measure the amount of benefit to be recognized in the financial statements for a tax position that meets the more likely-than-not recognition threshold. FIN 48 is effective for fiscal years beginning after December 15, 2006 which is the beginning of the Company’s fiscal 2008. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

In September, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006 and early application is encouraged for any interim period of the first fiscal year ending after that date. The Company will adopt SAB 108 in the 4th quarter of its fiscal 2007 and is currently evaluating the impact of adopting SAB 108 on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“FAS 157”) “Defining Fair Value Measurement” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which is the beginning of the Company’s fiscal 2009. The Company is currently evaluating the impact of adopting FAS 157 on its financial statements.

In September 2006, the FASB also issued Statement of Financial Accounting Standards No. 158 (“FAS 158”) “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FAS Statements No. 87, 88, 106, and 132(R)”. FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company will be required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006, which for the Company will be the end of fiscal 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008, or fiscal 2009 for the Company. The Company is currently evaluating the impact of adopting FAS 158 on its financial statements.

Note 15 —Subsequent Events

In June 2006, the Company was directed by one of its customers to suspend work on two aerospace systems as a result of possible changes in the timing or scope of the projects. The Company recognizes revenue under its basic accounting policy, the percentage of completion (“POC”) method for one system and under the completed contract method for the other system because the POC criteria were not met. The Company reached a settlement with the customer in September 2006 and recognized revenue of $2.2 million in the second quarter of fiscal 2007 due to the settlement.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All tabular dollar amounts in thousands, except shares and per share amounts)

(Unaudited)

As noted in Note 8, the outstanding dispute between the Company and the Purchaser of the Avure Business had been referred to an arbitrator. On August 16, 2006, the Company received notice from the arbitrator. Although the Company does not agree with all the findings of the arbitrator, the decision by the arbitrator constitutes a final resolution of all disputes between the Purchaser and the Company regarding the calculation of net working capital. The adjustment amounts to $1,026,000 (including interest and arbitration fees), of which $300,000 was previously accrued as a liability. The net amount of $726,000 has been recorded as Loss on Sale from Discontinued Operations in the quarter ended July 31, 2006. The Company delivered payment to the Purchaser on August 21, 2006.

In connection with a March 2005 Private Investment in Public Equity transaction (“PIPE Transaction”), in which the Company sold $65 million of stock and warrants to investors, the Company entered into a Registration Rights Agreement (“RRA”). Under the RRA, the Company is required to keep the registration statement on Form S-1 for the resale of common stock issued in PIPE and pursuant to warrants issued in the PIPE (“PIPE Securities”) effective and available for resale of PIPE Securities. The obligation exists until the earlier of five years, two years after the exercise of the warrants, or the resale of all PIPE Securities. If the registration is unavailable for resales for the period specified in the RRA, the Company will be obligated to pay, on a monthly basis, penalties to purchasers of PIPE Securities who still hold PIPE Securities. As of January 23, 2007, the monthly penalty would be approximately $600,000. The RRA originally provided that we would not have to pay penalties until the registration statement could not be used for resale for an aggregate total of 40 Trading Days. The registration statement has not been available for use since November 22, 2006. On January 24, 2007 (when the registration had not been available for resale for 40 Trading Days), the RRA was amended to increase the number of Trading Days to 102. The Company will file a post-effective amendment to the registration statement in the near future. Until the post-effective amendment is declared effective by the SEC, the number of Trading Days when the registration statement has not been available for resales will continue to increase. The Company will be obligated to file post-effective amendments in the future on an annual basis to include updating information and to reflect “fundamental changes,” if any occur. Depending on the timing of the filing of the post-effective amendments and how long it takes the SEC to declare such post-effective amendments effective, the registration statement may not be available for resales for periods of time.

In litigation arising out of a June 2002 incident, the Company’s excess insurance carrier notified the Company in December 2006 that it is contesting its obligation to provide coverage. The Company purchases product liability insurance to cover claims of this nature. The Company believes the carrier’s position is without merit and has commenced a declaratory judgment action seeking a determination that the carrier is obligated to provide a full defense of the Company. The outcome of this case is uncertain, and an unfavorable outcome is possible. The Company has not provided any loss accrual related to this matter as of July 31, 2006. The unresolved claims relating to this incident total approximately $7 million.

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT:

Statements made in this quarterly report on Form 10-Q that are not historical facts are forward-looking statements that involve risks and uncertainties. Forward-looking statements typically are identified by the use of such terms as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “plan” and similar words, although some forward-looking statements are expressed differently. You should be aware that our actual results could differ materially from those contained in any forward-looking statement due to a number of factors, which include, but are not limited to the following: the special risk factors and uncertainties set forth in Part I, Item 1A of our Annual Report on Form 10-K/A for the year ended April 30, 2006; our belief that the financial covenants in our credit facilities are achievable based on current financial forecasts and our belief that our existing cash, cash from operations, and credit facilities at July 31, 2006 are adequate to fund our operations for the next twelve months; our belief that timing issues related to our working capital will not have a material adverse impact on our short-term liquidity requirements; our plans to continue repatriating funds and to continue capital spending on information technology and facilities and our expectation that the necessary funds will be generated internally; our belief that our pending legal proceedings with Omax will not have a material adverse effect on our consolidated financial position; our belief that Omax’s claims are without merit and that we will incur considerable fees in the case; our belief that waterjets are experiencing growing acceptance in the marketplace because of their flexibility and superior machine performance; our belief that sales growth over the next few years will result from new product development and enhancements; our belief that Asian growth will be impacted by the investigation; our expectation of continued growth in western and central Europe from additional investments in staffing and marketing; our intent to file a post-effective amendment to the Registration Statement on Form S-1; our expectation that short-term Aerospace sales will be lower; our belief that spare parts sales should continue to increase as more systems are put into service and as customers make greater use of their systems; our expectation that the upgrade of our ERP System will enhance the control environment; our plan to increase training of employees. Additional information on these and other factors that could affect our financial results is set forth below. Finally, there may be other factors not mentioned above or included in our SEC filings that may cause our actual results to differ materially from those in any forward-looking statement. You should not place undue reliance on these forward-looking statements. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments, except as required by federal securities laws.

Results of Operations

(Tabular amounts in thousands)

Sales.

Our sales by segment for the periods noted below is summarized as follows:

	Three Months Ended July 31,
	2006	2005	Change	%
Sales
North America Waterjet	$31,509	$22,927	$8,582	37%
Asia Waterjet	7,356	5,768	1,588	28%
Other International Waterjet	10,641	8,453	2,188	26%
Applications	3,904	4,838	(934)	(19)%

Total	$53,410	$41,986	$11,424	27%

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The North America, Asia and Other International Waterjet segments primarily represent sales of our standard cutting and cleaning systems throughout the world, as well as sales of our custom designed systems into the Aerospace industry. For the three months ended July 31, 2006, revenue from our three Waterjet segments increased $12.4 million or 33% as compared to the prior year same period.

Our revenue in North America experienced an overall increase of 37% primarily from large equipment sales to the aerospace industry which increased to $8.2 million in the current quarter from $2.1 million in the prior year same quarter. Our aerospace revenue fluctuates quarter over quarter for various reasons such as the timing of the contract awards, timing of the project design and manufacturing schedule and finally shipment to the customer. We expect a lower revenue level in the following two fiscal quarters because, in the current fiscal quarter, one of our customers directed us to suspend work on two large aerospace systems as a result of possible changes in the timing or scope of the projects. North America revenue was also bolstered by strong shapecutting system sales in the U.S. as we build market awareness of waterjet technology through investments in marketing and tradeshow activity. Our waterjets are experiencing growing acceptance in the marketplace because of their flexibility and superior machine performance. We also continue to invest in direct sales and technical services, adding new personnel to service potential and existing customers. There were no significant price increases year over year. At the end of fiscal 2006, we announced the introduction of the StonecrafterTM, a system specifically designed for the stone and tile industry, and a new 87,000 psi pump which increases the cutting speed over the 60,000 psi currently in use. We expect new product development and enhancements such as these, and the increasing adoption of waterjet cutting, to drive sales growth over the next few years.

Growth in Asia Waterjet was fueled by expansion of waterjet systems into the semiconductor industry, continued expansion of the standard shapecutting business across Asia, and strong aftermarket business. In November 2005, we introduced the NanojetTM system that is used by the semiconductor industry to cut flash memory chips. We expect that the growth in Asia Waterjet will be impacted by the disruption of the investigation in Asia and the three employees who left the Company subsequent to the investigation.

Growth in the Other International Waterjet segment represents primarily sales into Europe and South America. Revenues from our European operations have improved by $1.5 million to $9.0 million for the three months ended July 31, 2006 on strong demand for our shapecutting systems which have benefited from a weaker US Dollar versus the Euro. We expect continued growth in western and central Europe as a result of the additional investments in staffing and marketing efforts. Sales in South America increased $681,000 to $1.6 million for the three months ended July 31, 2006 compared to the prior year quarter on higher standard shapecutting system sales.

Our Applications segment represents sales of our automation and robotic waterjet cutting systems, as well as non-waterjet systems, which are sold primarily into the North American automotive industry. For the three months ended July 31, 2006, we reported a $0.9 million, or 19%, decrease in revenue to $3.9 million versus the prior year same period. This decline resulted from softness in the domestic automotive industry as well as from the closing and relocation of our Wixom, Michigan facility to our Burlington, Ontario facility in the prior fiscal year. This shutdown was completed to combine like businesses and reduce operating costs. In addition, we have been increasing our sales focus on systems that integrate waterjet cutting cells and deemphasizing non-waterjet systems.

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Systems vs. Spares. We also analyze our Waterjet revenues by looking at system sales and consumable sales as follows:

	Three Months Ended July 31,
	2006	2005	Change	%
Systems	$39,346	$28,721	$10,625	37%
Consumable parts	14,064	13,265	799	6%

Total	$53,410	$41,986	$11,424	27%

Systems sales were $39.3 million, up $10.6 million or 37%, for the three months ended July 31, 2006 due to increased sales of large aerospace systems as well as strong domestic shapecutting sales, as discussed in the section above. Consumables revenues recorded an increase of $799,000 or 6% to $14.1 million for the three months ended July 31, 2006. Increases in spares sales resulted from a growing number of systems in service, our proprietary productivity enhancing kits and improved parts availability as well as the use of Flowparts.com, our easy-to-use internet order entry system. Flowparts.com has been deployed in the U.S. for two years and was launched in Europe during the current quarter. We believe that spare parts sales should continue to increase as more systems are put into service and as customers make greater use of their systems.

Cost of Sales and Gross Margins. Our gross margin by segment for the periods noted below is summarized as follows:

	Three Months Ended July 31,
	2006	2005	Change	%
Gross Margin
North America Waterjet	$14,131	$10,987	$3,144	29%
Asia Waterjet	4,466	2,810	1,656	59%
Other International Waterjet	3,989	3,261	728	22%
Applications	446	875	(429)	(49)%

Total	$23,032	$17,933	$5,099	28%

Our gross margin as a percent of sales by segment for the periods noted below is summarized as follows:

	Three Months Ended July 31,
	2006	2005
Gross Margin Percentage
North America Waterjet	45%	48%
Asia Waterjet	61%	49%
Other International Waterjet	37%	39%
Applications	11%	18%
	43%	43%

Gross margin for the three months ended July 31, 2006 amounted to $23 million or 43% of sales, as compared to gross margin of $17.9 million or 43% of sales in the prior year same period. Margins in North America and Other International declined from the prior year due to a higher mix of systems sales versus consumable sales. Asia

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Waterjet margin is higher on strong product pricing and improved product mix. Generally, comparison of gross margin rates will vary period over period depending on the mix of sales, which includes special system, standard system and consumables sales, and higher freight and material costs. Gross margin rates on our systems sales are typically less than 45% as opposed to consumables sales which are in excess of 50%. On average, standard systems which are included in the North America, Asia and Other International Waterjet segments carry higher margins than the custom engineered systems, which are represented by the Applications segment. Our Applications segment recorded significant decreases in margins due to increased cost of certain automotive contracts. In addition, gross margin as a percent of sales will vary amongst segments due to inter-company sales and the related inter-company transfer pricing.

Sales and Marketing Expenses. Our sales and marketing expenses by segment for the periods noted below are summarized as follows:

	Three Months Ended July 31,
	2006	2005	Change	%
Sales and Marketing
North America Waterjet	$5,132	$4,026	$1,106	27%
Asia Waterjet	1,219	961	258	27%
Other International Waterjet	2,651	2,264	387	17%
Applications	595	325	270	83%

Total	$9,597	$7,576	$2,021	27%

Sales and marketing expenses increased $2.0 million or 27% to $9.6 million for the three months ended July 31, 2006, as compared to the prior year same period. This expense growth in the North America, Asia and Other International segments stemmed from higher commissions driven by increased sales, additional headcount, as well as increased marketing and advertising costs directed at building waterjet technology awareness. During the quarter ended July 31, 2006, Applications reserved $215,000 against customer receivables due to an early termination because we believe the customer will be unable to pay the obligation under the contract. Expressed as a percentage of revenue, consolidated sales and marketing expenses remained at 18% for the three months ended July 31, 2006 and 2005.

Research and Engineering Expenses. Our research and engineering expenses by segment for the periods noted below are summarized as follows:

	Three Months Ended July 31,
	2006	2005	Change	%
Research and Engineering
North America Waterjet	$1,879	$1,614	$265	16%
Asia Waterjet	219	106	113	107%
Other International Waterjet	119	139	(20)	(14)%
Applications	77	19	58	305%

Total	$2,294	$1,878	$416	22%

Research and engineering expenses increased $416,000 or 22% for the three months ended July 31, 2006, as compared to the prior year same period. In North America, we added key engineering personnel related to our core UHP technology as well as additional engineering resources to support new core product development, such

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

as StonecrafterTM, the 87,000 psi pump and the 55,000 psi Husky, as well as continued core enhancements such as FlowMaster version 6.0. In Asia, we added resources to support new product development, such as the next generation NanojetTM system. The increase in Applications for the quarter is the result of the timing of work and utilization of engineering resources. Expressed as a percentage of revenue, research and engineering expenses were 4% for both fiscal quarters.

General and Administrative Expenses. Our general and administrative expenses by segment for the periods noted below are summarized as follows:

	Three Months Ended July 31,
	2006	2005	Change	%
General and Administrative
North America Waterjet	$5,615	$4,880	$735	15%
Asia Waterjet	436	398	38	10%
Other International Waterjet	653	575	78	14%
Applications	316	362	(46)	(13)%

Total	$7,020	$6,215	$805	13%

General and administrative expenses increased $805,000 or 13% for the three months ended July 31, 2006, as compared to the prior year same period. The first quarter of fiscal 2007 increase was experienced primarily in the North America Waterjet segment which includes all of our corporate overhead costs. The increase was mainly from increased professional and consulting costs related to Sarbanes-Oxley compliance, audit fees and legal expenses related to patent litigation and corporate transactions and filings. Expressed as a percentage of revenue, consolidated general and administrative expenses were 13% for the three months ended July 31, 2006, as compared to 15% for the three months ended July 31, 2005.

Restructuring Expenses. During the three months ended July 31, 2005, we incurred $98,000 of severance benefits and other costs in the Applications segment related to the closing and relocation of our Wixom, Michigan facility. No such expenses occurred in the current fiscal quarter.

Operating Income. Our operating income by segment for the periods noted below is summarized as follows:

	Three Months Ended July 31,
	2006	2005	Change	%
Operating Income
North America Waterjet	$1,505	$467	$1,038	222%
Asia Waterjet	2,592	1,345	1,247	93%
Other International Waterjet	566	283	283	100%
Applications	(542)	71	(613)	NM

Total	$4,121	$2,166	$1,955	90%

NM = Not Meaningful

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Income, Interest Expense, Fair Value Adjustment on Warrants Issued and Other Income (Expense), Net. Current Interest Income increased to $229,000 in the current fiscal quarter compared to $39,000 in the prior fiscal quarter due to the higher average global cash balance of $37.6 million in the current fiscal quarter versus $14.1 million in the prior fiscal quarter. Interest Expense decreased to $135,000 in the current fiscal quarter compared to $965,000 in the prior fiscal quarter. The significant decrease in Interest Expenses results from lower interest rates and lower average debt balance outstanding with the payoff of the senior debt during fiscal 2006. During the three months ended July 31, 2006, we recorded Other Income, Net of $625,000 compared to Other Expense, Net of $1.1 million in the prior year three month period. This change results from the fluctuation in realized and unrealized foreign exchange gains and losses as described in the table below, as well as $160,000 related to hedges and their termination which is included in Other. During the prior year same period, we incurred $678,000 of expense associated with the warrants which were required to be marked-to-market at each reporting period with corresponding gains and losses reported on the Consolidated Statement of Operations.

The following table shows the detail of Other Income (Expense), Net, in the accompanying Condensed Consolidated Statements of Income:

	Three Months Ended July 31,
	2006	2005
Net Realized Foreign Exchange Gains	$38	$17
Net Unrealized Foreign Exchange Gains (Losses)	843	(1,089)
Hedges	(160)	—
Other	(96)	(35)

	$625	$(1,107)

Income Taxes. For the three months ended July 31, 2006 and 2005, the tax provision consists of current expense related to operations in foreign jurisdictions which are profitable, primarily in Taiwan and Japan. In addition for the three months ended July 31, 2006, operations in certain jurisdictions (principally Germany and the US) reported net income against which we offset net operating losses related to these jurisdictions. However, because the operations in these jurisdictions have not shown a history of taxable income, we have not recognized a benefit for these unutilized net operating losses as it is currently more likely than not that such benefit will not be realized. In addition, we continue to assess our ability to realize our net deferred tax assets. Recognizing the cumulative losses generated prior to the quarter ended July 31, 2006, we have determined it appropriate to continue to maintain a valuation allowance on our domestic net operating losses, certain foreign net operating losses and certain other deferred tax assets based on the expected reversal of both deferred tax assets and liabilities. The domestic net operating losses can be carried forward 20 years to offset domestic profits in future periods and expire from fiscal 2022 through fiscal 2026 if not used. Our foreign net operating losses currently do not have an expiration date. We have provided a full valuation allowance against deferred tax assets associated with net operating losses recorded as of July 31, 2006.

Discontinued Operations, Net of Tax. In October 2005, we sold our Avure Business and have recast our statement of income to reflect the Avure Business as discontinued operations for all historical periods presented. For the quarter ended July 31, 2006, the Company recorded $725,701 as Loss on Sale from Discontinued Operations due to the settlement of the working capital dispute discussed in Note 7 to the Condensed Consolidated Financial Statements. For the quarter ended July 31, 2005, income from discontinued operations was $1,150,000.

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Income. Our consolidated net income in the three months ended July 31, 2006 amounted to $3 million, or $.08 per basic and diluted income per share as compared to $22,000, or $.00 per basic and diluted income per share in the prior year same period.

Changes in Financial Condition

Cash Flows

We generated $3.0 million of cash from operating activities during the three months ended July 31, 2006 compared to $5.8 million of cash generated for the three months ended July 31, 2005. Net receivables and customer deposits further contributed $5.7 million and $1.1 million, respectively, offset by a decrease in accounts payable of $7.0 million and increases in inventory of $2.6 million during the three months ended July 31, 2006. See detailed discussion of these working capital account changes in the section below.

Working Capital

Net receivables are comprised of trade accounts receivable and unbilled revenues. At July 31, 2006, the net receivables balance decreased $6.1 million or 18% from April 30, 2006. The decrease in net receivables stemmed from the reduction in trade receivable of $3.7 million due to lower sales volume experienced during the current fiscal quarter compared to the high balance at April 30, 2006, the end of our traditional strongest quarter. Receivables days sales outstanding (including unbilled revenues) at July 31, 2006 increased slightly to 47 in the current quarter compared to 46 in the prior quarter. The decrease was compounded by the reduction in unbilled revenue of $2.0 million or 38% from $5.2 million at April 30, 2006 to $3.2 million at July 31, 2006 due to the progress being made on various contracts commensurate with costs incurred. Our unbilled receivables relate to equipment and systems sales accounted for on a percentage of completion basis. Unbilled revenues fluctuate due to the scheduling of production and achievement of certain billing milestones. In general, receivables can be negatively affected by the traditionally longer payment cycle outside the United States and the timing of billings and payments on large special system orders. Because of the lead-time to build and deliver such equipment, ultimate collection of such accounts can be subject to changing customer business and economic conditions.

Inventories at July 31, 2006 increased $2.5 million or 11% from April 30, 2006. Our inventory level was relatively lower at year end due to higher sales activities through the last fiscal quarter. The increase in inventory is also in response to our overall higher business volumes as well as longer lead times quoted by our suppliers. The majority of the increase resides in our waterjet inventory in Asia and the U.S. including our domestic aerospace inventory.

Customer deposits were $8.5 million at July 31, 2006, versus the $7.4 million balance at April 30, 2006 primarily due to an increase of $1.3 million in receipt of milestone advances due under the significant aerospace contracts which we were awarded in fiscal 2005 and 2006. In general, customer deposits provide the funding for the manufacturing of our systems. The revenue associated with these deposits is expected to be recognized in the next twelve months.

Liquidity and Capital Resources

Approximately $29.6 million of our cash is held by divisions outside the United States. The repatriation of offshore cash balances from certain divisions will trigger additional tax liabilities. During the three months ended July 31, 2005, we repatriated $1.4 million from a foreign subsidiary and we plan to continue repatriating additional funds in the future.

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our domestic senior credit agreement is our primary source of external funding. Effective July 8, 2005, we executed a new $30 million, three year senior credit agreement with Bank of America N.A. and U.S. Bank N.A. This credit agreement expires August 1, 2008 and bears interest at the bank’s prime rate or is linked to LIBOR plus a percentage depending on our leverage ratios, at our option. The agreement sets forth specific financial covenants to be attained on a quarterly basis, which we believe, based on our financial forecasts, are achievable. Our available credit at July 31, 2006, net of $1.5 million in outstanding letters of credit, was $28.5 million.

We spent $1.1 million on capital expenditure during the current fiscal quarter, and expect to continue our capital spending primarily related to information technology and facility improvement during the rest of the fiscal year. It is expected that funds necessary for these expenditures will be generated internally.

We believe that our existing cash, cash from operations, and credit facilities at July 31, 2006 are adequate to fund our operations for at least the next twelve months.

Off-Balance Sheet Arrangements

We do not have any special purpose entities or off-balance sheet financing arrangements.

Contractual Obligations

During the quarter ended July 31, 2006, there were no material changes outside the ordinary course of business in our contractual obligations and minimum commercial commitments as reported in our Annual Report on Form 10-K/A for the year ended April 30, 2006.

Critical Accounting Estimates and Judgments

There are no material changes in our critical accounting estimates as disclosed in our Annual Report on Form 10-K/A for the year ended April 30, 2006. With the adoption of FAS123R at the beginning of our first fiscal quarter of 2007, we added “Stock-Based Compensation” as a critical accounting estimate. Please refer to footnote 3 to the Condensed Consolidated Financial Statements for a discussion of our stock-based compensation plans.

Stock-Based Compensation

We account for stock-based compensation in accordance with the fair value recognition provisions of FAS 123R. The estimation of the grant-date fair value requires the input of highly subjective assumptions. These assumptions include estimating the volatility of our common stock price and specifically for our long term incentive plans, management’s forecast of company future performance that may vary significantly from actual results. Changes in the subjective assumptions can materially affect the estimate of the fair value of stock-based compensation and consequently, the related amounts recognized in the condensed consolidated statements of income.

Recently Issued Accounting Pronouncements

Please refer to footnote 14 to the Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

FLOW INTERNATIONAL CORPORATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk during the three months ended July 31, 2006. For additional information, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations as presented in our Annual Report on Form 10-K/A for the year ended April 30, 2006.

Item 4. Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Our principal executive and financial officers supervised and participated in the evaluation. Based on the evaluation, our principal executive and financial officers each concluded that, as of the end of the period covered by this report, due to the material weaknesses in our internal control over financial reporting identified in our 2006 Form 10-K/A, our disclosure controls and procedures were not effective in providing reasonable assurance that information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

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

FLOW INTERNATIONAL CORPORATION

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

b)	controls were ineffective and were not properly designed to ensure proper disclosure of pro forma stock-based employee compensation expense which resulted in errors in financial statement disclosures.

•	Controls were ineffective and were not properly designed to ensure proper accounting and disclosure of deferred taxes which resulted in errors in the financial statements and disclosures which have been corrected.

•	We did not institute and maintain an effective control environment based on criteria established in the COSO framework. We failed to institute all of the elements of an effective anti-fraud program. Specifically, we did not maintain controls adequate to prevent or detect instances of intentional override or intervention of our controls or intentional misconduct by certain former members of senior management in Flow Asia, including the preparation of false management reports, accounting records, financial statements and documents with forged approval signatures. This lack of effective control environment allowed former senior management to take inappropriate actions that resulted in certain transactions not being properly reflected in our consolidated financial statements for the year ended April 30, 2006 which required the restatement of such consolidated financial statements.

Additionally, we did not adequately monitor certain of our control practices or foster an environment that allowed for a consistent and open flow of information and communication between those who initiated transactions and those who were responsible for financial reporting of those transactions.

There were no material changes in our internal control over financial reporting for the fiscal year to date that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than as follows:

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

FLOW INTERNATIONAL CORPORATION

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

We are involved in ongoing efforts addressing each of the material weaknesses identified in our 2006 Form 10-K/A. While management is dedicated to improving our internal controls over financial reporting, the material weaknesses will not be considered remediated until the applicable remedial procedures operate for a period of time, such procedures are tested, and management concludes that the procedures are operating effectively. Remediation efforts will be directed by the CFO and overseen by the CEO and the Audit Committee of the Board of Directors. We anticipate reporting that the full remediation of the material weaknesses described above is completed in our 2007 report on internal controls.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Please refer to footnote 13 to the Condensed Consolidated Financial Statements for a discussion of the Company’s legal proceedings.

Item 1A. Risk Factors

For information regarding risk factors, please refer to Part I, Item 1A as presented in our Annual Report on Form 10-K/A for the year ended April 30, 2006. There has been no material changes in our risk factors during the three months ended July 31, 2006.

Items 2, 3, 4 and 5 are None and have been omitted.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

FLOW INTERNATIONAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOW INTERNATIONAL CORPORATION

Date: January 31, 2007	/s/ Stephen R. Light
Stephen R. Light President and Chief Executive Officer (Principal Executive Officer)

Date: January 31, 2007	/s/ Douglas P. Fletcher
Douglas P. Fletcher Chief Financial Officer (Principal Accounting Officer)