Form 10-Q
period 2006-10-31
FLOW INTERNATIONAL CORP
filed 2007-02-01
CIK 713002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

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

FLOW INTERNATIONAL CORPORATION

FLOW INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; in thousands, except per share and share amounts)

	October 31, 2006	April 30, 2006

ASSETS:
Current Assets:
Cash and Cash Equivalents	$32,648	$36,186
Receivables, net	27,462	34,193
Inventories	28,155	22,775
Deferred Income Taxes	105	108
Prepaid Expenses	3,417	4,763
Other Current Assets	1,229	2,017

Total Current Assets	93,016	100,042
Property and Equipment, net	12,791	11,085
Intangible Assets, net	3,575	3,173
Goodwill	2,764	2,764
Deferred Income Taxes	239	248
Other Assets	887	1,956

	$113,272	$119,268

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Notes Payable	$2,225	$2,319
Current Portion of Long-Term Obligations	851	928
Accounts Payable	15,773	20,811
Accrued Payroll and Related Liabilities	6,355	6,954
Taxes Payable and Other Accrued Taxes	2,362	4,198
Deferred Income Taxes	2,921	2,416
Deferred Revenue	2,659	6,322
Customer Deposits	5,196	7,396
Other Accrued Liabilities	7,439	6,294

Total Current Liabilities	45,781	57,638
Long-Term Obligations, net	3,185	3,774
Other Long-Term Liabilities	371	716

	49,337	62,128

Commitments and Contingencies (Note 14)

Shareholders’ Equity:
Series A 8% Convertible Preferred Stock – $.01 par value, 1,000,000 shares authorized, none issued	—	—
Common Stock – $.01 par value, 49,000,000 shares authorized, 37,225,111 and 36,943,161 shares issued and outstanding at October 31, 2006 and April 30, 2006, respectively	367	364
Capital in Excess of Par	140,111	137,192
Accumulated Deficit	(67,633)	(72,417)
Accumulated Other Comprehensive Loss:
Cumulative Translation Adjustment, net of income tax of $0 and $0	(8,910)	(7,726)
Unrealized Loss on Cash Flow Hedges, net of income tax of $0	—	(273)

Total Shareholders’ Equity	63,935	57,140

	$113,272	$119,268

See Accompanying Notes to

Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited; in thousands, except per share and share amounts)

	Three Months Ended October 31,		Six Months Ended October 31,
	2006	2005 (As restated) see Note 2	2006	2005 (As restated) see Note 2
Sales	$54,404	$50,685	$107,814	$92,671
Cost of Sales	30,792	28,351	61,171	52,404

Gross Margin	23,612	22,334	46,643	40,267

Expenses:
Sales and Marketing	10,563	7,873	20,160	15,449
Research and Engineering	2,339	1,692	4,633	3,570
General and Administrative	8,982	7,135	16,002	13,350
Restructuring Charges	—	487	—	585
Gain on Barton Sale	—	(2,500)	—	(2,500)

	21,884	14,687	40,795	30,454

Operating Income	1,728	7,647	5,848	9,813
Interest Income	153	19	382	55
Interest Expense	(46)	(456)	(181)	(1,418)
Fair Value Adjustment on Warrants Issued	—	(4,157)	—	(4,835)
Other Income (Expense), Net	399	528	1,025	(579)

Income Before Provision for Income Taxes	2,234	3,581	7,074	3,036
Provision for Income Taxes	(492)	(1,232)	(1,564)	(1,815)

Income From Continuing Operations	1,742	2,349	5,510	1,221
(Loss) Income From Operations of Discontinued Operations, Net of Income Tax of $0, $194, $0, and $488	—	(184)	—	966
Loss on Sale of Discontinued Operations, Net of Income Tax of $0, $334, $0, and $334	—	(1,147)	(726)	(1,147)

Net Income	$1,742	$1,018	$4,784	$1,040

Income Per Share From Continuing Operations – Basic	$0.05	$0.07	$0.15	$0.04
Loss Per Share From Discontinued Operations – Basic	$—	$(0.04)	$(0.02)	$(0.01)

Net Income Per Share – Basic	$0.05	$0.03	$0.13	$0.03

Income Per Share From Continuing Operations – Diluted	$0.05	$0.07	$0.15	$0.03
Loss Per Share From Discontinued Operations – Diluted	$—	$(0.04)	$(0.02)	$0.00

Net Income Per Share – Diluted	$0.05	$0.03	$0.13	$0.03
Weighted Average Shares Used in Computing Basic and Diluted Net Income Per Share:
Basic	37,194	34,597	37,134	34,448
Diluted	37,879	36,137	37,887	36,065

See Accompanying Notes to

Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Six Months Ended October 31,
	2006	2005
		(As restated, see Note 2)
Cash Flows from Operating Activities:
Net Income	$4,784	$1,040
Adjustments to Reconcile Net Income to Cash Provided By (Used In) Operating Activities:
Depreciation and Amortization	1,413	2,337
Unrealized Foreign Currency Gains	(1,690)	(1,324)
Fair Value Adjustment on Warrants Issued	—	4,835
Incentive Stock Compensation Expense	1,405	1,304
Loss on Sale of Discontinued Operations	726	1,149
Restructuring Charges	—	585
Gain on Barton Sale	—	(2,500)
Other	733	(54)
Changes in Operating Assets and Liabilities:
Receivables	6,180	(1,180)
Inventories	(5,737)	(4,122)
Other Operating Assets	2,643	(261)
Customer Deposits	(2,175)	4,652
Accounts Payable	(5,281)	(288)
Deferred Revenue	(3,661)	(915)
Other Operating Liabilities	(1,427)	1,485

Cash Provided By (Used In) Operating Activities	(2,087)	6,743

Cash Flows from Investing Activities:
Expenditures for Property and Equipment	(2,853)	(880)
Proceeds from Sale of Asset/Business	990	2,500
Settlement on Sale of Avure Business	(985)	—
Restricted Cash	(125)	(469)
Cash in Disposed Businesses	—	(2,930)
Other	—	181

Cash Used In Investing Activities	(2,973)	(1,598)

Cash Flows from Financing Activities:
Borrowings under Notes Payable, Net	(1)	(545)
Payments on Senior Credit Agreement	—	(30,059)
Borrowings on Senior Credit Agreement	—	38,849
Payments of Long-Term Obligations	(499)	(67)
Dividends Paid to Joint Venture Partner	—	(989)
Proceeds from Exercise of Warrants and Options	1,412	9

Cash Provided By Financing Activities	912	7,198

Effect of Changes in Exchange Rates on Cash	610	(883)

Increase (Decrease) in Cash and Cash Equivalents	(3,538)	11,460
Cash and Cash Equivalents at Beginning of Period	36,186	12,976

Cash and Cash Equivalents at End of Period	$32,648	$24,436

Supplemental Disclosure of Noncash Investing and Financing Activities
Nonmonetary exchange of assets	$250	$—
Issuance of compensatory common stock on executive incentive compensation plan	$884	$799
Note received in the sale of Avure Business	$—	$1,313

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

See Accompanying Notes to

Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(unaudited, in thousands)

	Common Stock		Capital In Excess of Par	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Par Value
Balances, April 30, 2006	36,943	$364	$137,192	$(72,417)	$(7,999)	$57,140
Cumulative effect of the adoption of FAS 123R (Note 4)			(313)			(313)
Components of Comprehensive Income:
Net Income				4,784		4,784
Reclassification Adjustment for Settlement of Cash Flow Hedges, net of income tax of $0					273	273
Cumulative Translation Adjustment, Net of Income Tax of $0					(1,184)	(1,184)

Total Comprehensive Income						3,873

Exercise of Options	151	2	1,410			1,412
Stock Compensation	131	1	1,822			1,823

Balances, October 31, 2006	37,225	$367	$140,111	$(67,633)	$(8,910)	$63,935

See Accompanying Notes to

Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All tabular dollar amounts in thousands, except shares and per share amounts)

(Unaudited)

Note 1—Basis of Presentation

In the opinion of the management of Flow International Corporation (the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring items and accruals necessary to fairly present the financial position, results of operations and cash flows of the Company. The financial information as of April 30, 2006 is derived from the Company’s audited consolidated financial statements and notes for the fiscal year ended April 30, 2006 included in Item 8 in the fiscal 2006 Annual Report on Form 10-K/A (“10-K/A”). These interim financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, and should be read in conjunction with the Company’s fiscal 2006 Form 10-K/A. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company’s financial statements. Actual results may differ from these estimates. Operating results for the three and six months ended October 31, 2006 may not be indicative of future results.

For fiscal 2007, Interest Income, Interest Expense and Fair Value Adjustment on Warrants Issued have been shown separately in the Condensed Consolidated Statement of Income and the prior period presentation has been conformed.

Note 2—Restatement

Subsequent to the issuance of the Company’s Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on February 1, 2006, management determined that the Condensed Consolidated Statement of Cash Flows for the six months ended October 31, 2005 should be restated. Management determined that $2.5 million of proceeds from the sale of a customer list to Barton Mines Company (“Barton”) should be reported as cash flows from investing activities rather than cash flows from operating activities. The Company also determined that the gain on the sale was incorrectly recorded in Other (Expense) Income, net for the quarter ended October 31, 2005 in the Original Filing. The gain on the sale has been recorded correctly within operating expenses in the Condensed Consolidated Statements of Income for the six month period ended October 31, 2005 in this filing.

The following items in the Condensed Consolidated Statement of Income for the three and six month periods ended October 31, 2005, and the Condensed Statement of Cash Flows for the six months ended October 31, 2005 have been restated as follows:

	Three Months Ended October 31, 2005
	As previously reported	Restatement Amounts	Reclassification amounts (see Note 1)	As restated and reclassified
Selected Condensed Consolidated Statement of Income Data:
Expenses:
Gain on Barton Sale	$—	$(2,500)	$—	$(2,500)
Operating Income	5,147	2,500	—	7,647
Fair Value Adjustment on Warrants Issued	—	—	(4,157)	(4,157)
Other Income (Expense), Net	(1,129)	(2,500)	4,157	528

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All tabular dollar amounts in thousands, except shares and per share amounts)

(Unaudited)

	Six Months Ended October 31, 2005
	As previously reported	Restatement Amounts	Reclassification amounts (see Note 1)	As restated and reclassified
Selected Condensed Consolidated Statement of Income Data:
Expenses:
Gain on Barton Sale	$—	$(2,500)	$—	$(2,500)
Operating Income	7,313	2,500	—	9,813
Fair Value Adjustment on Warrants Issued	—	—	(4,835)	(4,835)
Other Income (Expense), Net	(2,914)	(2,500)	4,835	(579)

	Six Months Ended October 31, 2005
	As previously reported	As restated
Selected Condensed Consolidated Statement of Cash Flow Data:
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Gain on Barton Sale	$—	$(2,500)
Cash Provided by Operating Activities	9,243	6,743
Proceeds from Sale of Customer List	—	2,500
Cash Used in Investing Activities	(4,098)	(1,598)

Note 3—Segment Information

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

A summary of operations by reportable segment is as follows:

	North America Waterjet	Asia Waterjet	Other International Waterjet	Applications	Inter- segment Eliminations	Total
Three Months Ended October 31, 2006
External sales	$30,079	$8,133	$11,943	$4,249	$—	$54,404

Inter-segment sales	6,028	337	26	168	(6,559)	—

Gross margin	13,800	4,472	4,807	533	—	23,612

Operating (loss) income	(261)	973	1,264	(248)	—	1,728

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All tabular dollar amounts in thousands, except shares and per share amounts)

(Unaudited)

	North America Waterjet	Asia Waterjet	Other International Waterjet	Applications	Inter- segment Eliminations	Total
Six Months Ended October 31, 2006
External sales	$61,588	$15,489	$22,584	$8,153	$—	$107,814

Inter-segment sales	11,421	644	71	184	(12,320)	—

Gross margin	28,132	8,938	8,796	979	(202)	46,643

Operating (loss) income	1,445	3,565	1,830	(790)	(202)	5,848

Three Months Ended October 31, 2005
External sales	$28,644	$7,468	$8,789	$5,784	$—	$50,685

Inter-segment sales	6,355	200	19	44	(6,618)	—

Gross margin	14,030	3,549	3,281	1,626	(152)	22,334

Operating income	4,911	2,016	344	528	(152)	7,647

Six Months Ended October 31, 2005
External sales	$51,571	$13,236	$17,242	$10,622	$—	$92,671

Inter-segment sales	11,121	508	55	58	(11,742)	—

Gross margin	24,977	6,359	6,542	2,501	(112)	40,267

Operating income	5,338	3,361	627	599	(112)	9,813

A summary reconciliation of total segment operating income to total consolidated income before provision for income taxes is as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2006	2005	2006	2005
Operating income for reportable segments	$1,728	$7,647	$5,848	$9,813
Interest income	153	19	382	55
Interest expense	(46)	(456)	(181)	(1,418)
Fair value adjustment on warrants issued	—	(4,157)	—	(4,835)
Other income (expense), net	399	528	1,025	(579)

Income before provision for income taxes	$2,234	$3,581	$7,074	$3,036

Note 4—Stock-Based Compensation Plans

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

2005 Equity Incentive Plan (the “2005 Plan”). Upon approval of the shareholders, the 2005 Plan was adopted in September 2005 to attract and retain the most talented employees and promote the growth and success of the business by aligning long-term interests of employees with those of shareholders. The 2005 Plan provides for a pool of 2.5 million shares to be awarded, which includes the remaining 751,157 shares from the 1995 LTI Plan. The Company, at its discretion, may choose to grant the 2.5 million shares in the form of stock, stock units, stock options, stock appreciation rights, or cash awards.

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

Effective May 1, 2006, the beginning of its fiscal year 2007, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123R (“FAS 123R”), “Share-Based Payment (Revised 2004)”. The Company elected to use the modified prospective transition method permitted by FAS 123R and therefore has not restated its financial results for prior periods. Under this transition method, the compensation cost recognized by the Company beginning in fiscal 2007 includes (a) compensation cost for all stock-based compensation awards that were granted prior to, but not vested as of May 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement of Financial Accounting Standard No. 123 (“FAS 123”), “Accounting for Stock Based Compensation”, and (b) compensation cost for all stock-based compensation awards granted subsequent to May 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. Compensation expense is recognized only for those options, stocks, or stock units expected to vest with forfeitures estimated at the grant date based on the Company’s historical experience and future expectations. If the actual number of forfeitures differs from those estimated by the management, additional adjustments may be required in future periods. Compensation expense is recognized on a straight-line basis over the total requisite service period of each award, and recorded in operating expenses on the Condensed Consolidated Statement of Income.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All tabular dollar amounts in thousands, except shares and per share amounts)

(Unaudited)

The following table illustrates the effect on net income and net income per share for the three and six months ended October 31, 2005 if the Company had applied the fair value recognition provisions of FAS 123 to stock-based compensation. Because the Company has a full valuation allowance against its deferred tax assets there are no tax effects presented related to the stock-based compensation items below.

	Three months ended October 31, 2005	Six months ended October 31, 2005
Net income, as reported	$1,018	$1,040
Add: Employee stock-based compensation under APB 25 included in net income	592	1,304
Deduct: Total employee stock-based compensation expense under fair value based method for all awards	(204)	(503)

Pro forma net income	$1,406	$1,841

Net income per share:
As reported—basic and diluted	$0.04	$0.05
Pro forma—basic and diluted	$0.04	$0.05

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

The following tables summarize the stock option activities for the six months ended October 31, 2006. The Company did not grant any stock options during the six months ended October 31, 2005.

	Six Months Ended October 31, 2006
	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term
Outstanding at May 1, 2006	1,241,991	$8.91
Granted during the period:	21,250	12.81
Exercised during the period:	(151,160)	9.30
Expired during the period:	(30,777)	8.79

Outstanding at October 31, 2006	1,081,304	$8.93	$3,079,066	4.13

Exercisable at October 31, 2006	1,043,386	$8.94	$2,967,943	4.13
Vested or expected to vest at October 31, 2006	1,043,386	$8.94	$2,967,943	4.13

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All tabular dollar amounts in thousands, except shares and per share amounts)

(Unaudited)

Six Months Ended October 31, 2006
Weighted Average grant-date fair value of stock options granted	$4.76
Total intrinsic value of options exercised	$674
Total fair value of options vested	$55
Cash received from exercise of share options	$1,412
Tax benefit realized from stock options exercised	$—

The weighted-average fair values at the date of grant for options were estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	Six Months Ended October 31
	2006	2005
Risk-free interest rates	4.97%	4.01%
Expected lives	Two years	Five years
Expected dividend yields	0%	0%
Expected volatility	61.86%	62.80%

For the six months ended October 31, 2006, the Company recognized compensation expense related to stock options of $106,000, or $0.00 per basic and diluted share. As of October 31, 2006, total unrecognized compensation cost related to nonvested stock options of $87,000 is expected to be recognized over a weighted average period of four months.

Service-Based Stock Awards

The Company grants common stock or stock units to employees and directors of the Company with service conditions. The compensation cost of the stocks or units are based on their fair value at the grant date and recognized ratably over the service period.

The following table summarizes the service-based stock award activities for the six months ended October 31, 2006:

	Six Months Ended October 31, 2006
	Number of Shares	Weighted- Average Grant-date Fair Value
Nonvested at May 1, 2006	87,890	$4.86
Granted during the period	12,950	13.04
Forfeited during the period	(200)	13.40
Vested during the period:	(18,820)	3.99

Nonvested at October 31, 2006	81,820	$6.34

For the six months ended October 31, 2006 and 2005, the Company recognized compensation expense related to service-based stock awards of $317,000 and $1.0 million, respectively. As of October 31, 2006, total unrecognized compensation cost related to such awards of $502,000 is expected to be recognized over a weighted average period of 1.97 years.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All tabular dollar amounts in thousands, except shares and per share amounts)

(Unaudited)

Performance-Based Stock Awards

The Company also grants stock units to an executive of the Company as part of the executive’s employment agreement. The stock units are granted at the beginning of the Company’s fiscal year and are vested at the year end upon achieving predetermined performance targets for that fiscal year. The compensation cost of the stock units are based on their fair value at the grant date and recognized ratably over the service period. The Company granted 45,000 shares in the first quarter fiscal 2007 at weighted-average grant-date fair value of $12.81. The shares will be vested at April 30, 2007 if the performance targets are met. For the six months ended October 31, 2006 and 2005, the Company recognized compensation expense related to these awards of $288,000, and $214,000, respectively. As of October 31, 2006, total unrecognized compensation cost related to such award of $288,000 is expected to be recognized over a period of six months.

Under an annual incentive plan adopted for each fiscal year, the Company grants executives and certain employees annual bonuses in the form of cash and common stock of the Company. Awards are based on the Company’s performance and individual goals and are usually granted following the conclusion of the Company’s fiscal year end. The shares of the common stock are not known at the grant date and the amount of the stock is equivalent to a fixed monetary amount. These awards have been recorded as liability awards under FAS 123R. Prior to May 1, 2006, the common stock portion of the awards were recorded as equity under APB 25. A cumulative effect adjustment of $690,000 was recognized upon adoption of FAS 123R to record the amounts previously recorded from capital in excess of par as a liability. For the six months ended October 31, 2006, the Company recognized compensation expense related to the annual incentive plan of $232,000. No such expense was recognized in the same period of the prior fiscal year as the achievement of the performance objectives was not deemed probable. As of October 31, 2006, total unrecognized compensation cost related to such awards of $232,000 is expected to be recognized over a weighted average period of six months.

Starting fiscal 2006, the Company initiated Long-Term Incentive Plans (the “LTIPs”) under which the executive officers will receive stock awards based on the Company’s performance measures over three-year performance periods. These plans are adopted annually with new performance targets. Awards vary based on the degree to which the Company’s performance exceeds predetermined thresholds at the end of the performance period. No payout will occur unless the Company exceeds certain minimum threshold performance objectives. Compensation expense is based upon current performance projections for the three-year period and the percentage of the requisite service that has been rendered. During Fiscal 2006, accrued compensation expense for the LTIP was adjusted in each reporting period for changes in the value of the Company’s common stocks as required by the variable accounting method under APB 25. Upon adopting FAS 123R in fiscal 2007 the Company ceased using the variable accounting, and now records compensation cost for the unvested portion of the LTIP awards based on their grant-date fair value. The LTIPs permit employees to elect to net-settle a portion of the award paid in stock to meet the employee’s share of minimum withholding requirements which the Company accounted for as a liability before adopting FAS 123R. FAS 123R allows such awards with net-settlement features for the employee’s share of minimum withholding requirements to be accounted for as an equity, as such, a cumulative effect of $377,000 was recognized upon adoption of FAS 123R to record the amounts previously recorded as liabilities in capital in excess of par.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All tabular dollar amounts in thousands, except shares and per share amounts)

(Unaudited)

The following table summarizes the LTIPs activities for the nine months ended October 31, 2006:

	Six Months Ended October 31, 2006
	Number of Shares	Weighted- Average Grant-date Fair Value
Nonvested at May 1, 2006	279,000	$7.81
Granted during the period	137,500	$13.50

Nonvested at October 31, 2006	416,500	$9.69

For the six months ended October 31, 2006, the company recognized compensation expense related to LTIPs of $390,000. No such expense was recognized in the same period of the prior fiscal year as the achievement of the performance objectives was not deemed probable. As of October 31, 2006, total unrecognized compensation cost related to such awards of $3.0 million is expected to be recognized over a weighted average period of 2.13 years.

Note 5—Restructuring

In June 2005, the Company announced the closing and relocation of its Wixom, Michigan facility to its Burlington, Ontario facility. The Company terminated 25 employees and recorded associated severance benefits of $175,000 which were paid during the six month ended October 31, 2005. The Company also wrote off $24,000 of inventory with no future value. In October 2005, once the facility was vacated, the Company recorded restructuring charges related to lease termination costs of $278,000, net of expected sublease income, and wrote-off leasehold improvements of $108,000 related to this leased space. The Company did not incur any restructuring costs for the six months ended October 31, 2006.

The remaining accrued facility exit costs for all segments at October 31, 2006 of $608,000, which consist of long-term lease commitments, net of expected sublease income, will be paid primarily over the next two years.

The following table summarizes accrued restructuring activity, all incurred as facility exit costs:

	North America Waterjet	Other International Waterjet	Applications	Consolidated
Balance, April 30, 2006	$67	$164	$684	$915
Cash payments	(18)	(14)	(275)	(307)

Balance, October 31, 2006	$49	$150	$409	$608

Note 6—Other Income (Expense), Net

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

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All tabular dollar amounts in thousands, except shares and per share amounts)

(Unaudited)

The following table shows the detail of Other Income (Expense), Net, in the accompanying Condensed Consolidated Statements of Income:

	Three Months Ended October 31,		Six Months Ended October 31,
	2006	2005	2006	2005
Realized Foreign Exchange (Losses) Gains, Net	$(382)	$(237)	$(343)	$(220)
Unrealized Foreign Exchange Gains (Losses), Net	848	631	1,690	(458)
Hedges Costs	(46)	—	(206)	—
Other	(21)	134	(116)	99

	$399	$528	$1,025	$(579)

For the six months ended October 31, 2006, the Company recorded an expense of $206,000 related to hedges terminated during the first and second quarters of fiscal 2007. The Company uses derivative instruments to manage exposures to foreign currency risks and records the hedge transactions in accordance with Statement of Financial Accounting Standards No. 133 (“FAS 133”), “Accounting for Derivative Instruments and Hedging Activities”. In fiscal 2006, the Company entered into derivative instruments to hedge against two aerospace systems to be paid in Eurodollars. In June 2006, the Company was directed by the customer to suspend work on these two systems as a result of possible changes in the timing or scope of the projects. The Company consequently cancelled the related hedges and discontinued hedge accounting in accordance with FAS 133.

Note 7—Income Taxes

For the three and six months ended October 31, 2006, the tax provision consists of current expense related to operations in foreign jurisdictions which are profitable and without loss carryforwards. In addition, certain operations in jurisdictions (principally Germany and the US) reported net income against which the Company offset net operating losses. However, because the operations in these jurisdictions have not shown a history of net income, the Company has not recognized a benefit for these unutilized net operating losses as it is currently more likely than not that such benefit will not be realized.

The Company continues to provide a full valuation allowance against its net operating losses and other net deferred tax assets, arising in all tax jurisdictions because the realization of such assets is not more likely than not. For the three and six months ended October 31, 2006, the valuation allowance decreased by $0.2 million and $0.6 million, respectively. The change is mainly attributable to net operating losses in the United States and Germany being applied against net income realized for the respective quarter. The domestic net operating losses can be carried forward 20 years to offset domestic profits in future periods and expire from fiscal 2022 through fiscal 2026 while the foreign net operating losses have no expiration dates.

Note 8—Discontinued Operations

On October 31, 2005, the Company completed the sale of certain of its non-core businesses as a result of the strategy to divest itself of operations that do not rely upon its core ultra-high-pressure water pump business (the “Avure Business”). The Company has classified the financial results of its Avure Business as discontinued operations on the Condensed Consolidated Statements of Income for all periods presented. The Condensed Consolidated Statements of Cash Flows for the six months ended October 31, 2005 do not reflect discontinued operations treatment for the Avure Business as the Company has elected not to reclassify its cash flows for this discontinued operation.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All tabular dollar amounts in thousands, except shares and per share amounts)

(Unaudited)

The purchaser of the Avure Business (the “Purchaser”) subsequently claimed that it was entitled to a further working capital adjustment of $1.4 million, which claim the Company disputed. The Company and the Purchaser agreed to resolve this claim in accordance with the procedure agreed on at the time of sale. The Company and the Purchaser also agreed that the Purchaser would have a limited right to prepay, at a 12.5% discount, the balance of the promissory note due 3 years after closing. The prepay right expired on October 31, 2006. The Company received a partial payment of $990,000 in the second quarter of fiscal 2007.

The Company initially recorded a loss of $1,147,000, net of income taxes of $334,000, on the sale. During the third quarter of its fiscal year 2006, the Company increased its Loss on Sale of Discontinued Operations by $300,000 as its best estimate of the amount required to settle the working capital dispute, and by $107,000 as a discount on the 3 year note, for a total of $407,000.

On August 16, 2006, the Company received notice from the arbitrator to whom the dispute had been referred regarding the resolution of its outstanding dispute with the Purchaser. Although the Company does not agree with all the findings of the arbitrator, the decision by the arbitrator constitutes a final resolution of all disputes between the Purchaser and the Company regarding the calculation of net working capital. The adjustment amounts to $1,026,000 (including interest and arbitration fees), of which $300,000 was previously accrued as a liability. The net amount of $726,000 has been recorded as Loss on Sale from Discontinued Operations in the quarter ended July 31, 2006. The Company delivered payment to the Purchaser on August 21, 2006.

Summarized financial information for the discontinued operations is set forth below:

	Three Months Ended October 31, 2005	Six Months Ended October 31, 2005
Sales	$8,344	$16,087
Income before provision for income taxes	10	1,454
Provisions for income taxes	(194)	(488)

(Loss) income from operations of discontinued operations	$(184)	$966

Note 9—Basic and Diluted Income Share

Basic income per share represents income available to common shareholders divided by the weighted average number of shares outstanding during the period. Diluted income (loss) per share represents income (loss) available to common shareholders divided by the weighted average number of shares outstanding including the potentially dilutive impact of stock options and warrants, where appropriate. Potential common share equivalents of stock options and warrants are computed by the treasury stock method and are included in the denominator for computation of earnings per share if such equivalents are dilutive.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All tabular dollar amounts in thousands, except shares and per share amounts)

(Unaudited)

The following table sets forth the computation of basic and diluted income from continuing operations per share for the three and six month periods ended October 31, 2006 and 2005:

	Three Months Ended October 31,		Six Months Ended October 31,
	2006	2005	2006	2005
Numerator:
Income from continuing operations	$1,742	$2,349	$5,510	$1,221
Denominator:
Denominator for basic income per share—weighted average shares outstanding	37,194	34,597	37,134	34,448
Dilutive potential common shares from employee stock options	336	102	398	93
Dilutive potential common shares from warrants	275	1,018	281	1,104
Dilutive potential common shares from service and performance based stock awards	74	420	74	420

Denominator for diluted income—weighted average shares outstanding and assumed conversions	37,879	36,137	37,887	36,065

Basic income from continuing operations per share	$0.05	$0.07	$0.15	$0.04
Diluted income from continuing operations per share	$0.05	$0.07	$0.15	$0.03

There were 21,250 potentially dilutive common shares from employee stock options which have been excluded from the diluted weighted average share denominator for both the three and six months ended October 31, 2006, as their effect would be anti-dilutive. There were 1,547,122 and 1,567,122 potentially dilutive common shares from employee stock options which have been excluded from the diluted weighted average share denominator for the three and six months ended October 31, 2005, respectively, as their effect would be anti-dilutive.

Note 10—Receivables, Net

Receivables, Net consist of the following:

	October 31, 2006	April 30, 2006
Trade Accounts Receivable	$28,856	$31,841
Unbilled Revenues	1,821	5,219

	30,677	37,060
Less Allowance for Doubtful Accounts	3,215	2,867

	$27,462	$34,193

Note 11—Inventories

Inventories consist of the following:

	October 31, 2006	April 30, 2006
Raw Materials and Parts	$17,161	$13,450
Work in Process	3,100	2,042
Finished Goods	7,894	7,283

	$28,155	$22,775

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All tabular dollar amounts in thousands, except shares and per share amounts)

(Unaudited)

Note 12—Warranty Obligations

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

Included in Other Accrued Liabilities as of October 31, 2006 was $1.6 million related to warranty costs. The following table shows the fiscal 2007 year-to-date activity for the Company’s warranty obligations:

Accrued warranty balance as of April 30, 2006	$1,491
Accruals for warranties	1,600
Warranty costs incurred	(1,521)

Accrued warranty balance as of October 31, 2006	$1,570

Note 13—Long-Term Obligations and Notes Payable

Long-term obligations and notes payable are as follows:

	October 31, 2006	April 30, 2006
Long-Term Obligations:
Credit Agreement	$—	$—
Term Loans Payable	4,036	4,702
Less Current Portion	(851)	(928)

	$3,185	$3,774

Notes Payable	$2,225	$2,319

On July 8, 2005, the Company signed a new three year credit agreement (“Agreement”). The Company expensed $489,000 of fees during the six months ended October 31, 2005 related to the prior credit agreement. The Agreement provides for a revolving line of credit of up to $30 million with a maturity date of August 1, 2008 and is collateralized by a general lien on all of the Company’s assets. Certain subsidiaries guaranteed the Company’s line of credit under the Agreement. Interest rates under the Agreement are at LIBOR plus a percentage depending on the Company’s leverage ratios, or at the Bank of America’s prime rate in effect from time to time, at the Company’s option. The borrowings under the Agreement were fully paid off as of April 30, 2006 and there have been no new borrowings during the six months ended October 31, 2006. The Agreement requires compliance with funded debt, tangible net worth and liquidity ratios. The Company pays an annual letter of credit fee quarterly in arrears. The fee varies depending on the Company’s leverage ratio and is currently at 1.25% of the amount drawn under each outstanding letter of credit.

As of October 31, 2006, the Company had $28.5 million of domestic unused line of credit, net of $1.5 million outstanding letter of credit.

The Company was in compliance with all covenants as of October 31, 2006.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All tabular dollar amounts in thousands, except shares and per share amounts)

(Unaudited)

The Company also has leases for office equipment on which it owes outstanding principal of $227,000 and $337,000 as of October 31, 2006 and April 30, 2006, shown under Term Loans Payable.

The Company has obtained a seven-year collateralized long-term loan, expiring in 2011, in the amount of 145 million New Taiwanese Dollars (US$4.4 million) bearing interest at an annual rate of 3.11%. The loan is collateralized by the Company’s manufacturing facility in Taiwan. During the six months ended October 31, 2006, the Company borrowed $482,000 and paid off $837,000 of the loan and is obligated to make semi-annual payments in June and December each year. The balance of $3.8 million at October 31, 2006 is included in Term Loans Payable.

The Company also has four unsecured credit facilities in Taiwan with a commitment totaling 228 million New Taiwanese Dollars (US$6.9 million at October 31, 2006), bearing interest at rates ranging from 1.76 to 2.52% per annum. The credit facilities generally have maturities of 12 months and can be extended for like periods, as needed, at the bank’s option. At October 31, 2006, the balance outstanding under these credit facilities amounts to US$2.2 million and is shown under Notes Payable.

Note 14—Commitments and Contingencies

At any time, the Company may be involved in certain legal proceedings in addition to the Omax matter described below. The Company’s policy is to routinely assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after analysis of each known issue and an analysis of historical experience in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” and related pronouncements. The Company records reserves related to certain legal matters for which it is probable that a loss may be incurred and the range of such loss can be estimated. With respect to matters for which no reserve has been recorded, management has concluded that a loss is only reasonably possible or remote and, therefore, no liability is recorded. Management discloses the facts regarding matters assessed as reasonably possible and potential exposure, if determinable. Costs incurred with defending claims are expensed as incurred. As of October 31, 2006, the Company has accrued its insurance deductible on the pending claims that were deemed probable.

The Company does not believe its pending proceedings will have material adverse effect on its consolidated financial position. However, it is possible that future results of operations and cash flows for any particular quarterly or annual period could be materially affected by changes in the company’s assumptions, or the effectiveness of its defense strategies, related to these proceedings.

Omax Corporation (“Omax”) filed suit against the Company on November 18, 2004. The case, Omax Corporation v. Flow International Corporation, United States District Court, Western Division at Seattle, Case No. CV04-2334, was filed in federal court in Seattle, Washington. The suit alleges that the Company’s products infringe Omax’s Patent Nos. 5,508,596 entitled “Motion Control with Precomputation” and 5,892,345 entitled “Motion Control for Quality in Jet Cutting.” The suit also seeks to have the Company’s Patent No. 6,766,216 entitled “Method and System for Automated Software Control of Waterjet Orientation Parameters” declared invalid, unenforceable, and not infringed. The Company has brought claims against Omax alleging certain of their products infringe its Patent No. 6,766,216. Omax manufactures waterjet equipment that competes with the Company’s equipment. Both the Omax and the Company’s patents are directed at the software that controls operation of the waterjet equipment. Although the Omax suit seeks damages of over $100 million, the Company believes, having consulted with its counsel, that Omax’s claims are without merit, and the Company is not only

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All tabular dollar amounts in thousands, except shares and per share amounts)

(Unaudited)

contesting Omax’s allegations of infringement but also is vigorously pursuing its claims against Omax with regard to its own patent. The outcome of this case is uncertain, and an unfavorable outcome is possible. The Company has not provided any loss accrual related to the Omax lawsuit as of October 31, 2006. The Company has incurred, and expects to continue to incur, considerable legal fees related to this case.

Note 15—Recently Issued Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This interpretation requires that the Company firstly determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position, and secondly measure the amount of benefit to be recognized in the financial statements for a tax position that meets the more-likely-than-not recognition threshold. FIN 48 is effective for fiscal years beginning after December 15, 2006 which is the beginning of the Company’s fiscal 2008. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Defining Fair Value Measurement” (FAS 157) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which is the beginning of the Company’s fiscal 2009. The Company is currently evaluating the impact of adopting FAS 157 on its financial statements.

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

Note 16—Subsequent Events

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

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT:

Statements made in this quarterly report on Form 10-Q that are not historical facts are forward-looking statements that involve risks and uncertainties. Forward-looking statements typically are identified by the use of such terms as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “plan” and similar words, although some forward-looking statements are expressed differently. You should be aware that our actual results could differ materially from those contained in any forward-looking statement due to a number of factors, which include, but are not limited to the following: the special risk factors and uncertainties set forth in Part I, Item 1A of our Annual Report on Form 10-K/A for the year ended April 30, 2006; our belief that the financial covenants in our credit facilities are achievable based on current financial forecasts and our belief that our existing cash, cash from operations, and credit facilities at October 31, 2006 are adequate to fund our operations for the next twelve months; our belief that timing issues related to our working capital will not have a material adverse impact on our short-term liquidity requirements and our plan to continue negotiating funds and to continue capital spending on information technology and facilities and our expectation that the necessary fund will be generated internally; our expectation that the upgrade of our ERP system will enhance our control environment; our belief that our pending legal proceedings with Omax will not have a material adverse effect on our consolidated financial position; our belief that Omax’s claims are without merit and that we will incur considerable fees in this case; our belief that waterjets are experiencing growing acceptance in the marketplace because of their flexibility and superior machine performance; our belief that sales growth over the next few years will result from new product development and enhancements; our belief that Asian sales in the second half of this year will be affected by the investigation; our expectation of continued growth in western and central Europe from additional investments in staffing and marketing; our intent to file a post effective amendment to the Registration Statement on Form S-1; our expectation that short-term Aerospace sales will be lower and our plan to continue to invest in sales and marketing. Additional information on these and other factors that could affect our financial results is set forth below. Finally, there may be other factors not mentioned above or included in our SEC filings that may cause our actual results to differ materially from those in any forward-looking statement. You should not place undue reliance on these forward-looking statements. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments, except as required by federal securities laws.

Results of Operations

(Tabular amounts in thousands)

Sales.

Our sales by segment for the periods noted below is summarized as follows:

	Three Months Ended October 31,				Six Months Ended October 31,
	2006	2005	Difference	%	2006	2005	Difference	%
Sales
North America Waterjet	$30,079	$28,644	$1,435	5%	$61,588	$51,571	$10,017	19%
Asia Waterjet	8,133	7,468	665	9%	15,489	13,236	2,253	17%
Other International Waterjet	11,943	8,789	3,154	36%	22,584	17,242	5,342	31%
Applications	4,249	5,784	(1,535)	(27)%	8,153	10,622	(2,469)	(23)%

Total	$54,404	$50,685	$3,719	7%	$107,814	$92,671	$15,143	16%

The North America, Asia and Other International Waterjet segments primarily represent sales of our standard cutting and cleaning systems throughout the world, as well as sales of our custom designed systems into the

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Aerospace industry. For the three and six months ended October 31, 2006, revenue from our three Waterjet segments increased $5.3 million or 12%, and $17.6 million or 21% as compared to the prior year same respective periods. Growth slowed in the three months ended October 31, 2006, due to the impact of the cancellation of a large Aerospace order. Excluding sales to the Aerospace industry, revenue in the three Waterjet segments increased 19% and 18% for the three and six months ended October 31, 2006, as compared to the prior same respective periods. We are continuing to build market awareness of waterjet technology through investments in marketing and tradeshow activity. Our waterjets are experiencing growing acceptance in the marketplace because of their flexibility and superior machine performance. We also continue to invest in direct sales and technical services staff adding new personnel to service potential and existing customers.

For the three and six months ended October 31, 2006, our revenue in North America segment experienced an overall increase of $1.4 million or 5%, and $10 million or 19% from the prior year respective periods. Shapecutting system sales in the US benefited from the continued increasing awareness of waterjet cutting technology, introduction of new products, and the seasonal concentration of trade shows in the second fiscal quarter. Sales to the Aerospace industry were down 23% and up 45% for the three and six month period ended October 31, 2006, as compared to the prior year respective periods. As previously disclosed, we reached a settlement in September 2006, with one of our customers for the cancellation of an order for two large Aerospace systems, and recognized $2.2 million in the second fiscal quarter due to the settlement. Sales to the Aerospace industry fluctuate quarter over quarter for various reasons such as the timing of the contract awards, timing of the project design and manufacturing schedule and finally shipment to the customer. We expect a lower revenue level in the following fiscal quarter because of the expected timing of orders for large systems. There were no significant price increases year over year. At the end of fiscal 2006, we announced the introduction of the StonecrafterTM, a system specifically designed for the stone and tile industry, and a new 87,000 psi pump which increases the cutting speed over the 60,000 psi currently in use. We expect new product development and enhancements such as these, and the increasing adoption of waterjet cutting, to drive sales growth over the next few years.

For the three and six months ended October 31, 2006, our revenue in Asia Waterjet segment increased $665,000 or 9%, and $2.3 million or 17% from the prior year respective periods. The Growth in Asia Waterjet was fueled by expansion of waterjet systems into the semiconductor industry, continued expansion of the standard shapecutting business across Asia, and strong aftermarket business. Growth in the second fiscal quarter was impacted by the disruption of the investigation in Asia and the three employees who left the Company subsequent to the investigation. We expect that this impact will negatively effect growth in the second half of the current fiscal year.

Growth in the Other International Waterjet segment represents primarily sales into Europe and South America. Revenues from our European operations have improved by $2.6 million or 36%, and $4.2 million or 28%, for the three and six months ended October 31, 2006 on strong demand for our shapecutting systems which have benefited from a stronger Euro versus US Dollar. We expect continued growth in western and central Europe as a result of the additional investments in staffing and marketing efforts. Sales in South America increased $506,000 and $1.2 million, respectively, for the three and six months ended October 31, 2006 compared to the prior year same respective periods on higher standard shapecutting system sales.

Our Applications segment represents sales of our automation and robotic waterjet cutting systems, as well as non-waterjet systems, which are sold primarily into the North American automotive industry. For the three and six months ended October 31, 2006, we reported a $1.5 million or 27%, and $2.5 million or 23%, decrease in revenue versus the prior year same respective period. This decline resulted from the continued softness in the domestic automotive industry. In addition, we have been increasing our sales focus on systems that integrate waterjet cutting cells and deemphasizing non-waterjet systems.

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Systems vs. Spares. We also analyze our Waterjet revenues by looking at system sales and consumable sales as follows:

	Three Months Ended October 31,				Six Months Ended October 31,
	2006	2005	Difference	%	2006	2005	Difference	%
Sales
Systems	$39,703	$36,950	$2,753	7%	$79,048	$65,671	$13,377	20%
Consumable parts	14,701	13,735	966	7%	28,766	27,000	1,766	7%

Total	$54,404	$50,685	$3,719	7%	$107,814	$92,671	$15,143	16%

Systems sales went up $2.8 million or 7%, and $13.4 million or 20%, for the three and six months ended October 31, 2006. Excluding sales in the Aerospace industry and the Applications segment, system sales went up 22% and 20%, respectively for the three and six months ended October 31, 2006. Consumables revenues recorded an increase of $966,000 or 7%, and $1.8 million or 7% for the three and six months ended October 31, 2006. Increases in spares sales resulted from a growing number of systems in service, our proprietary productivity enhancing kits and improved parts availability as well as the use of Flowparts.com, our easy-to-use internet order entry system. Flowparts.com has been deployed in the U.S. for two years and was launched in Europe early this year which is experiencing faster customer adoption than we experienced in the U.S.

Cost of Sales and Gross Margins. Our gross margin by segment for the periods noted below is summarized as follows:

	Three Months Ended October 31,				Six Months Ended October 31,
	2006	2005	Difference	%	2006	2005	Difference	%
Gross Margin
North America Waterjet	$13,800	$13,878	$(78)	(1)%	$27,930	$24,865	$3,065	12%
Asia Waterjet	4,472	3,549	923	26%	8,938	6,359	2,579	41%
Other International Waterjet	4,807	3,281	1,526	47%	8,796	6,542	2,254	34%
Applications	533	1,626	(1,093)	(67)%	979	2,501	(1,522)	(61)%

Total	$23,612	$22,334	$1,278	6%	$46,643	$40,267	$6,376	16%

Our gross margin as a percent of sales by segment for the periods noted below is summarized as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2006	2005	2006	2005
Gross Margin Percentage
North America Waterjet	46%	48%	45%	48%
Asia Waterjet	55%	48%	58%	48%
Other International Waterjet	40%	37%	39%	38%
Applications	13%	28%	12%	24%
Total	43%	44%	43%	43%

Gross margin for the three and six months ended October 31, 2006 amounted to $23.6 million or 43% of sales, and $46.6 million or 43% of sales, respectively, as compared to gross margin of $22.3 million or 44% of sales and $40.3 million or 43% of sales in the prior year same periods. The gross margin improvements in our Asia and Other International Waterjet are attributable to the strong product pricing and improved product mix.

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Margins in North America slightly declined from the prior year due to a higher mix of systems sales versus consumable sales, higher freight costs and material prices, and average lower margins on special systems due to mix. Generally, comparison of gross margin rates will vary period over period depending on the mix of sales, which includes special systems, standard systems and consumables sales. Gross margin rates on our systems sales are typically less than 45% as opposed to consumables sales which are in excess of 50%. On average, standard systems which are included in the North America, Asia and Other International Waterjet segments carry higher margins than the custom engineered systems, which are represented by the Applications segment. Our Applications segment recorded significant decreases in margins due to increased cost of certain automotive contracts. In addition, gross margin as a percent of sales will vary amongst segments due to inter-company sales and the related inter-company transfer pricing.

Sales and Marketing Expenses. Our sales and marketing expenses by segment for the periods noted below are summarized as follows:

	Three Months Ended October 31,				Six Months Ended October 31,
	2006	2005	Difference	%	2006	2005	Difference	%
Sales and Marketing
North America Waterjet	$6,059	$4,329	$1,730	40%	$11,191	$8,355	$2,836	34%
Asia Waterjet	1,291	1,069	222	21%	2,510	2,030	480	24%
Other International Waterjet	2,783	2,241	542	24%	5,434	4,505	929	21%
Applications	430	234	196	84%	1,025	559	466	83%

Total	$10,563	$7,873	$2,690	34%	$20,160	$15,449	$4,711	30%

Sales and marketing expenses increased $2.7 million or 34%, and $4.7 million or 30% for the three and six months ended October 31, 2006, as compared to the prior year same respective periods. This expense growth in the North America stemmed from increased investment in sales and marketing staff and higher trade show costs due to our attendance at the bi-annual International Manufacturing Technology Show held in Chicago in September 2006. Higher costs in Asia and Other International segments were due to investment in staff and higher commissions driven by higher sales. We plan to continue to invest in sales and marketing to build waterjet technology awareness globally and to increase coverage of a growing base of potential customers. During the first fiscal quarter, Applications reserved $215,000 against customer receivables due to an early termination because we believe the customer will be unable to pay the obligation under the contract. Expressed as a percentage of revenue, consolidated sales and marketing expenses were 19% and 19% for the three and six months ended October 31, 2006, compared to 16% and 17% for the prior year same respective periods.

Research and Engineering Expenses. Our research and engineering expenses by segment for the periods noted below are summarized as follows:

	Three Months Ended October 31,				Six Months Ended October 31,
	2006	2005	Difference	%	2006	2005	Difference	%
Research and Engineering
North America Waterjet	$2,004	$1,429	$575	40%	$3,883	$3,043	$840	28%
Asia Waterjet	195	129	66	51%	414	235	179	76%
Other International Waterjet	91	103	(12)	(12)%	210	242	(32)	(13)%
Applications	49	31	18	58%	126	50	76	152%

Total	$2,339	$1,692	$647	38%	$4,633	$3,570	$1,063	30%

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Research and engineering expenses increased $647,000 or 38%, and $1.1 million or 30% for the three and six months ended October 31, 2006, as compared to the prior year same respective periods. In North America, we added key engineering personnel related to our core UHP technology as well as additional engineering resources to support new core product development, such as Stonecrafter™, the 87,000 psi pump and the 55,000 psi Husky, as well as continued core enhancements such as FlowMaster version 6.0. In Asia, we added resources to support new product development, such as the next generation Nanojet™ system. The increase in Applications for the quarter is the result of the timing of work and utilization of engineering resources. Expressed as a percentage of revenue, consolidated research and engineering expenses were 4% and 4% for the three and six months ended October 31, 2006, compared to 3% and 4% for the prior year same respective periods.

General and Administrative Expenses. Our general and administrative expenses by segment for the periods noted below are summarized as follows:

	Three Months Ended October 31,				Six Months Ended October 31,
	2006	2005	Difference	%	2006	2005	Difference	%
General and Administrative
North America Waterjet	$5,998	$5,861	$137	2%	$11,613	$10,741	$872	8%
Asia Waterjet	2,013	335	1,678	501%	2,449	733	1,716	234%
Other International Waterjet	669	593	76	13%	1,322	1,168	154	13%
Applications	302	346	(44)	(13)%	618	708	(90)	(13)%

Total	$8,982	$7,135	$1,847	26%	$16,002	$13,350	$2,652	20%

General and administrative expenses increased $1.8 million or 26%, and $2.7 million or 20% for the three and six months ended October 31, 2006, as compared to the prior year same respective period. The increase was experienced primarily in the Asia Waterjet segment due to legal and professional fees related to the investigation conducted by the Audit Committee of the Board of Directors using independent counsel and an independent accounting firm in regards to fraudulent deferral of revenue recognition by certain former members of senior management in the Asia Waterjet segment. Expenses in the North America segment which includes all of our corporate overhead costs, increased mainly due to increased auditing and compliance costs for professional and consulting costs related to Sarbanes-Oxley compliance, audit fees, and legal expenses incurred for patent litigation and corporate transactions and filings. Expressed as a percentage of revenue, consolidated general and administrative expenses were 17% and 15% for the three and six months ended October 31, 2006, compared to 14% and 14% for the prior year same respective periods.

Restructuring Expenses. During the three and six months ended October 31, 2005, we incurred $487,000 and $585,000, respectively, of severance benefits and other costs in the Applications segment related to the closing and relocation of our Wixom, Michigan facility. No such expenses occurred in the current fiscal year same periods.

Gain on Barton Sale. On August 26, 2005, the Company entered into a Purchase Agreement with Barton Mines Company (“Barton”) to give Barton exclusive rights to sell abrasive to the Company’s customers for $2.5 million in cash at closing, future annual payments of up to $250,000 for the next three years based on achievement of system sales targets and royalty payments for systems sold over the next 10 years. The Company recorded the $2.5 million gain as an offset to operating expenses in the second fiscal quarter in 2006.

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Income. Our operating income by segment for the periods noted below are summarized as follows:

	Three Months Ended October 31,				Six Months Ended October 31,
	2006	2005	Difference	%	2006	2005	Difference	%
Operating Income
North America Waterjet	$(261)	$4,759	$(5,020)	NM %	$1,243	$5,226	$(3,983)	(76)%
Asia Waterjet	973	2,016	(1,043)	(52)%	3,565	3,361	204	6%
Other International Waterjet	1,476	344	1,132	329%	2,042	627	1,415	226%
Applications	(248)	528	(776)	NM	(790)	599	(1,389)	NM

Total	$1,940	$7,647	$(5,707)	(75)%	$6,060	$9,813	$(3,753)	(38)%

NM = Not Meaningful

Interest Income, Interest Expense, Fair Value Adjustment on Warrants Issued and Other Income (Expense), Net. Current Interest Income increased to $153,000 and $382,000 for the three and six months ended October 31, 2006, compared to $19,000 and $55,000 in the prior year same respective periods due to the higher average global cash balance over $34 million in fiscal 2007 versus less than $20 million in fiscal 2006 same periods. Interest Expense decreased to $46,000 and $181,000 for the three and six months ended October 31, 2006 compared to $456,000 and $1.4 million in the prior year same respective periods . The significant decrease in Interest Expenses results from lower interest rates and lower average debt balance outstanding with the payoff of the senior debt during fiscal 2006. During the three and six months ended October 31, 2006, we recorded Other Income, Net of $399,000 and $1.0 million compared to Other Income, Net of $528,000 and Other Expense, Net of $579,000 in the prior year same respective periods. This change results from the fluctuation in realized and unrealized foreign exchange gains and losses as described in the table below, as well as $206,000 related to hedges and their termination which is included in Other during the six months ended October 31, 2006. During the three and six months ended October 31, 2005, we incurred $4.2 million and $4.8 million of expense associated with the warrants which were required to be marked-to-market at each reporting period with corresponding gains and losses reported on the Condensed Consolidated Statement of Operations.

The following table shows the detail of Other Income (Expense), Net, in the accompanying Condensed Consolidated Statements of Income:

	Three Months Ended October 31,		Six Months Ended October 31,
	2006	2005	2006	2005
Realized Foreign Exchange (Losses) Gains, Net	$(382)	$(237)	$(343)	$(220)
Unrealized Foreign Exchange Gains (Losses), Net	848	631	1,690	(458)
Hedges Termination	(46)	—	(206)	—
Other	(21)	134	(116)	99

	$399	$528	$1,025	$(579)

Income Taxes. For the three and six months ended October 31, the tax provision consists of current expense related to operations in foreign jurisdictions which are profitable primarily in Taiwan and Japan. In addition for the three and six months ended October 31, 2006, operations in certain jurisdictions (principally Germany)

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

reported net income against which we offset net operating losses related to these jurisdictions. However, because the operations in these jurisdictions have not shown a history of taxable income, we have not recognized a benefit for these unutilized net operating losses as it is currently more likely than not that such benefit will not be realized. In addition, we continue to assess our ability to realize our net deferred tax assets. Recognizing the cumulative losses generated prior to the quarter ended October 31, 2006, we have determined it appropriate to continue to maintain a valuation allowance on our domestic net operating losses, certain foreign net operating losses and certain other deferred tax assets based on the expected reversal of both deferred tax assets and liabilities. The domestic net operating losses can be carried forward 20 years to offset domestic profits in future periods and expire from fiscal 2022 through fiscal 2026 if not used. Our foreign net operating losses currently do not have an expiration date. We have provided a full valuation allowance against deferred tax assets associated with net operating losses recorded as of October 31, 2006.

Discontinued Operations, Net of Tax. In October 2005, we sold our Avure Business and have recast our statement of income to reflect the Avure Business as discontinued operations for all historical periods presented. For the six months ended October 31, 2006, the Company recorded $726,000 as Loss on Sale from Discontinued Operations due to the settlement of the working capital dispute discussed in Note 8 to the Condensed Consolidated Financial Statements. For the three and six months ended October 31, 2005, total loss from discontinued operations was $1.3 million and $181,000, respectively.

Net Income. Our consolidated net income in the three months ended October 31, 2006 amounted to $1.7 million, or $0.05 per basic and diluted income per share as compared to $1.0 million, or $.03 per basic and diluted income per share in the prior year same respective period. For the year-to-date period, our consolidated net income was $4.8 million, or $0.13 per basic and diluted income per share as compared to $1.0 million, or $.03 per basic and diluted income per share in the prior year same respective period.

Changes in Financial Condition

Cash Flows

We used $2.1 million of cash in operating activities during the six months ended October 31, 2006 compared to $6.7 million of cash generated for the six months ended October 31, 2005. Net receivables and other operating assets decreased $6.2 million and $2.6 million, respectively. Offsetting these inflows is a decrease in accounts payable of $5.3 million and increases in inventory of $5.7 million during the six months ended October 31, 2006. See detailed discussion of these working capital account changes in the section below.

Working Capital

Net receivables are comprised of trade accounts receivable and unbilled revenues. At October 31, 2006, the net receivables balance decreased $6.7 million or 20% from April 30, 2006. The decrease in net receivables stemmed from the reduction in trade receivable of $3.0 million due to reduced sales volume experienced during the period compared to the high balance at April 30, 2006 which is typically our strongest quarter. Receivables days sales outstanding (including unbilled revenues) at October 31, 2006 decreased to 45 from 46 of prior year same period. The decrease was compounded by the reduction in unbilled revenue of $3.4 million from $5.2 million at April 30, 2006 to $1.8 million at October 31, 2006 primarily due to higher amounts of aerospace contracts at later completion stages at April 30, 2006 versus October 31, 2006, as well as the progress made on various contracts commensurate with costs incurred. Our unbilled receivables relate to equipment and systems sales accounted for on a percentage of completion basis. Unbilled revenues fluctuate due to the scheduling of production and achievement of certain billing milestones. In general, receivables can be negatively affected by the traditionally

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

longer payment cycle outside the United States and the timing of billings and payments on large special system orders. Because of the lead-time to build and deliver such equipment, ultimate collection of such accounts can be subject to changing customer business and economic conditions.

Inventories at October 31, 2006 increased $5.4 million or 24% from April 30, 2006. Our inventory level was relatively lower at year end due to higher sales activities through the last fiscal quarter. The increase in inventory is also in response to our overall higher business volumes as well as longer lead times quoted by our suppliers. The majority of the increase resides in our waterjet inventory in Asia and the U.S. including our domestic aerospace inventory.

Customer deposits were $5.2 million at October 31, 2006, versus the $7.4 million balance at April 30, 2006 primarily due to significant aerospace contracts awarded in fiscal 2006 and relatively less aerospace contracts awarded in 2007. Furthermore, two large aerospace contracts were settled in the second fiscal quarter which further contributed to the decrease in customer deposits balance at October 31, 2006.

Liquidity and Capital Resources

Approximately $29.6 million of our cash is held by divisions outside the United States. The repatriation of offshore cash balances from certain divisions will trigger additional tax liabilities. During the six months ended October 31, 2005, we repatriated $1.4 million from a foreign subsidiary and we plan to continue repatriating additional funds in the future.

Our domestic senior credit agreement is our primary source of external funding. Effective July 8, 2005, we executed a new $30 million, three year senior credit agreement with Bank of America N.A. and U.S. Bank N.A. This credit agreement expires August 1, 2008 and bears interest at the bank’s prime rate or is linked to LIBOR plus a percentage depending on our leverage ratios, at our option. The agreement sets forth specific financial covenants to be attained on a quarterly basis, which we believe, based on our financial forecasts, are achievable. Our available credit at October 31, 2006 was $28.5 million, net of $1.5 million outstanding letter of credit.

We spent $2.9 million on capital expenditure during the six months ended October 31, 2006 and expect to continue our capital spending primarily related to information technology and facility improvement during the rest of the fiscal year. It is expected that funds necessary for these expenditures will be generated internally.

We believe that our existing cash, cash from operations, and credit facilities at October 31, 2006 are adequate to fund our operations for at least the next twelve months.

Off-Balance Sheet Arrangements

We do not have any special purpose entities or off-balance sheet financing arrangements.

Contractual Obligations

During the six months ended October 31, 2006, there were no material changes outside the ordinary course of business in our contractual obligations and minimum commercial commitments as reported in our Annual Report on Form 10-K/A for the year ended April 30, 2006.

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Estimates and Judgments

There are no material changes in our critical accounting estimates as disclosed in our Annual Report on Form 10-K/A for the year ended April 30, 2006. With the adoption of FAS123R at the beginning of our first fiscal quarter of 2007, we added “Stock-Based Compensation” as a critical accounting estimate. Please refer to footnote 4 to the Condensed Consolidated Financial Statements for a discussion of our stock-based compensation plans.

Stock-Based Compensation

We account for stock-based compensation in accordance with the fair value recognition provisions of FAS 123R. The estimation of the grant-date fair value requires the input of subjective assumptions. These assumptions include estimating the volatility of our common stock price and specifically for our long term incentive plans, management’s forecast of company future performance that may vary significantly from actual results. Changes in the subjective assumptions can materially affect the estimate of the fair value of stock-based compensation and consequently, the related amounts recognized in the condensed consolidated statements of income.

Recently Issued Accounting Pronouncements

Please refer to footnote 15 to the Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

FLOW INTERNATIONAL CORPORATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk during the six months ended October 31, 2006. For additional information, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations as presented in our Annual Report on Form 10-K/A for the year ended April 30, 2006.

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

FLOW INTERNATIONAL CORPORATION

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Please refer to footnote 14 to the Condensed Consolidated Financial Statements for a discussion of the Company’s legal proceedings.

Item 1A. Risk Factors

For information regarding risk factors, please refer to Part I, Item 1A as presented in our Annual Report on Form 10-K/A for the year ended April 30, 2006. There has been no material changes in our risk factors during the six months ended October 31, 2006.

Items 2, 3, and 5 are None and have been omitted.

Item 4. Submission of matters to a Vote of Security Holders.

We held our 2006 Annual Meeting of Shareholders on September 11, 2006. At the meeting, three directors, Richard P. Fox, Stephen R. Light and Lorenzo C. Lamadrid were elected to three-year terms ending with the 2009 Annual Meeting of Shareholders receiving, respectively, 34,582,249, 35,221,352 and 35,274,991 votes in favor, with 739,123, 100,020, and 46,381 votes withheld, respectively. At the meeting the appointment of Deloitte & Touche, LLP and our independent registered public accountants was also ratified, with 35,29,3409 votes in favor, 12,616 votes against and 15,347 abstentions.

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