Form 10-K/A
period 2006-04-30
FLOW INTERNATIONAL CORP
filed 2007-03-30
CIK 713002

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

Explanatory Note:

This Amendment No. 2 on Form 10-K/A (“Amendment 2”) to the Annual Report on Form 10-K for Flow International Corporation (“Flow,” the “Company,” or “we”) for the fiscal year ended April 30, 2006, initially filed with the Securities and Exchange Commission (“SEC”) on July 25, 2006 (the “Original Filing”), as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on January 30, 2007 (“Amendment 1”) is being filed to correct clerical errors in the compilation of total assets by reportable segments as of April 30, 2006, as is described in Note 19 Operating Segment and Geographical Information to the Consolidated Financial Statements.

In addition, as described in Note 2 to the Consolidated Financial Statements, the Company also corrected an error in its fiscal year 2006 Consolidated Statement of Cash Flows to appropriately present a $1,086,000 receivable relating to the exercise of warrants and options as a noncash item rather than as a cash flow from financing activity. Accordingly, we updated the cash flow information in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations to reflect this correction.

We also updated the subsequent events as included in Note 21 to the Consolidated Financial Statements regarding the employment agreement with the Company’s President and Chief Executive Officer according to the information that became available after the Original Filing.

As a result of this amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Form 10-K/A.

This Amendment 2 does not otherwise reflect events occurring after the filing of the Original Filing or Amendment 1, or otherwise update these disclosures. Accordingly, this Amendment 2 should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Filing and Amendment 1.

Table of Contents:

Safe Harbor Statement

Statements made in this Form 10-K/A that are not historical facts are forward-looking statements that involve risks and uncertainties. Forward-looking statements typically are identified by the use of such terms as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “plan” and similar words, although some forward-looking statements are expressed differently. You should be aware that our actual results could differ materially from those contained in any forward-looking statement due to a number of factors, which include, but are not limited to the following: the special risk factors and uncertainties set forth in this document; our belief that waterjet technology is in the early adoption phase of its product life cycle; our confidence that we can continue to gain market share in the machine cutting tool market; our belief that increased market acceptance of waterjet cutting systems by the aerospace, automotive, and machining (job shop) industries will encourage other manufacturers, including those in other industries, to adopt waterjet solutions; our continuing a robust research and engineering program to maintain our technological leadership position through development of new products and applications, as well as enhancement of our current product lines; our position regarding our pending legal proceedings with Omax; our expectation that we will continue to spend significant amounts on the Omax case; our belief that the Applications segment is now positioned for growth in the future; our continuing to increase the market awareness of waterjet technology through investments in marketing and tradeshow activity; our belief that waterjets are experiencing growing acceptance in the marketplace because of their flexibility and superior machine performance; our continuing to invest in direct sales and technical services staff adding new personnel to service potential and existing customers; our expectation of continued growth in sales to the aerospace industry in our fiscal year 2007; our expected new product development and enhancements; our belief that increasing adoption of waterjet cutting will drive sales growth over the next few years; our belief that sales from the Nanojet™ system and increased adoption of waterjet cutting in Asia should allow us to continue to increase sales; our expectation of continued growth in western and central Europe from additional investments in sales and marketing; our belief that in spite of steps that have reduced revenue in the short term the business is now better positioned for long term growth; our plan to launch Flowparts.com in Europe at the end of our first fiscal 2007 quarter; our belief that spare parts sales should continue to increase as more systems are put into service and as customers make greater use of their systems; our belief that new products such as Stonecrafter, the 87,000 psi pump and the 55,000 psi Husky which were introduced later in fiscal 2006 will impact revenue in fiscal 2007; our plan to continue to repatriate earnings in the future; our intent to continue to make improvements to our system of internal controls and to continue to make improvements in the documentation and implementation training of our accounting policies; our striving to continue to improve our customer’s profitability through investment in the development of innovative products and services; our ability to absorb cyclical downturns through the flexibility of our UHP technology and market diversity; our confidence that we can continue to gain market share; our ability to retain a technical lead over our competitors through non-patented proprietary trade secrets and know-how in UHP applications; the ability of our patents to act as a barrier to entry for competitors in the UHP technology field; our intent to contest Omax’s allegations and our belief that we will continue to spend considerable amounts on this contest; our belief that the appropriate action to remedy our material weaknesses is to hire additional accounting staff with appropriate levels of experience in order to improve the reconciliation process and increase the oversight ability thereof; our belief that our new control policies and procedures, including an upgraded ERP system, new managers and better trained personnel, when completed, will eliminate material weaknesses in our internal accounting controls; our expectation that the funds necessary for capital expenditures will be generated internally; the strengthening of global economies; and global economic conditions and additional threatened terrorist attacks and responses thereto, including war; our expectation that “other legal proceeding” will not have a material adverse effect. Additional information on these and other factors that could affect our financial results is set forth below. Finally, there may be other factors not mentioned above or included in our SEC filings that may cause our actual results to differ materially from those in any forward-looking statement. You should not place undue reliance on these forward-looking statements. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments, except as required by federal securities laws.

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

We defend our intellectual property rights because unauthorized copying and sale of our proprietary equipment and consumables represents a potential loss of revenue to us. From time to time we also receive notices from others claiming we infringe their intellectual property rights. The number of these claims may grow in the future, and responding to these claims may require us to stop selling or to redesign affected products, or to pay damages. On November 18, 2004, Omax Corporation (“Omax”) filed suit against us alleging that our products infringe Omax’s patents. The suit also seeks to have a specific patent we hold declared invalid. Although the suit seeks damages of over $100 million, we believe Omax’s claims are without merit and we are contesting Omax’s allegations of infringement and also vigorously pursuing our claims against Omax with regard to our own patent. The outcome of this case is uncertain and an unfavorable outcome is possible. We have and may continue to spend substantial amounts contesting Omax’s claims and pursuing our own. See Note 16 to Consolidated Financial Statements for further discussion of contingencies.

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

Omax Corporation (“Omax”) filed suit against us on November 18, 2004. The case, Omax Corporation v. Flow International Corporation, United States District Court, Western Division at Seattle, Case No. CV04-2334, was filed in federal court in Seattle, Washington. The suit alleges that our products infringe Omax’s Patent Nos. 5,508,596 entitled “Motion Control with Precomputation” and 5,892,345 entitled “Motion Control for Quality in Jet Cutting.” The suit also seeks to have our Patent No. 6,766,216 entitled “Method and System for Automated Software Control of Waterjet Orientation Parameters” declared invalid, unenforceable and not infringed. We have brought claims against Omax alleging certain of their products infringe our Patent No. 6,766,216. Omax manufactures waterjet equipment that competes with our equipment. Both the Omax and our patents are directed at the software that controls operation of the waterjet equipment. Although the Omax suit seeks damages of over $100 million, we believe Omax’s claims are without merit and we intend not only to contest Omax’s allegations of infringement but also to vigorously pursue our claims against Omax with regard to our own patent. The outcome of this case is uncertain and an unfavorable outcome is possible. We have spent, and expect to continue to spend, significant amounts on this case.

Other Legal Proceedings—We do not believe these proceedings will have a material adverse effect on our consolidated financial position, results of operations, or cash flows. See Notes 1 and 16 to Consolidated Financial Statements for a description of our product liability claims and litigation.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company has restated its previously issued Consolidated Balance Sheet as of April 30, 2006 and its Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the fiscal year then ended, as detailed in Note 2 to the accompanying Consolidated Financial Statements. All affected amounts and period-to-period comparisons described herein have been restated.

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

Changes in Financial Condition

Cash Flows

We generated $20.6 million of cash from operating activities during the year ended April 30, 2006 compared to $22.1 million for the prior year. Included in these operating cash flows are $6.9 million and $7.9 million for fiscal 2006 and fiscal 2005, respectively, related to our discontinued operations. Customer deposits increased $2.6 million further contributing to the cash flow from operations. These deposits provide the funding for the manufacturing of our systems and primarily relate to large aerospace contracts that we have been awarded. The revenue associated with these deposits is expected to be recognized during the next twelve months. The current period’s operating cash flow also includes increases in accounts payable and accrued liabilities and other accrued taxes of $7 million from the growth we experienced in fiscal 2006. Offsetting these inflows were increases in inventory of $7.6 million during fiscal 2006 which were the result of additional inventory purchases in our core business to meet growing demand and increases of $4.7 million in receivables from the higher sales volumes in the fourth quarter of fiscal 2006 versus 2005.

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

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements are filed as a part of this report:

Index to Consolidated Financial Statements	Page in This Report
Reports of Independent Registered Public Accounting Firms	36

Consolidated Balance Sheets at April 30, 2006 (Restated) and 2005	38

Consolidated Statements of Operations for each of the three years in the period ended April 30, 2006 (Restated)	39

Consolidated Statements of Cash Flows for each of the three years in the period ended April 30, 2006 (Restated)	40

Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Income (Loss) for each of the three years in the period ended April 30, 2006 (Restated)	41

Notes to Consolidated Financial Statements	42

Financial Statement Schedule

Schedule II Valuation and Qualifying Accounts	71

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of April 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 25, 2006 (January 29, 2007 as to the effects of the material weakness relating to the control environment and March 29, 2007 as to the material weakness relating to the financial reporting process described in Management’s Report on Internal Control Over Financial Reporting (as revised)) expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses.

/s/ Deloitte & Touche LLP

Seattle, Washington

July 25, 2006 (January 29, 2007 as to Restatement No. 1 and March 29, 2007 as to Restatement No. 2, as to the effects of the restatements discussed in Note 2; and January 29, 2007 as to the first four paragraphs and March 29, 2007 as to the fifth through eighth paragraphs for subsequent events described in Note 21)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Flow International Corporation

In our opinion, the consolidated balance sheet as of April 30, 2005 and the related consolidated statements of operations, cash flows, shareholders’ equity (deficit) and comprehensive income (loss) for each of the two years in the period ended April 30, 2005 (appearing on pages 38 through 41 of this Form 10-K) present fairly, in all material respects, the financial position of Flow International Corporation (the “Company”) and its subsidiaries at April 30, 2005, and the results of their operations and their cash flows for each of the two years in the period ended April 30, 2005, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule as of and for the fiscal years ended April 30, 2005 and 2004 appearing in this Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended April 30,
	2006 (As restated, see Note 2)	2005	2004
Cash Flows from Operating Activities:
Net Income (Loss)	$7,410	$(21,197)	$(11,274)
Adjustments to Reconcile Net Income (Loss) to Cash Provided by Operating Activities:
Depreciation and Amortization	3,327	5,109	6,167
Deferred Income Taxes	1,112	(198)	646
Gain on Sale of Equity Securities	—	—	(2,618)
Write-off of Capitalized Bank Fees and Debt Discount	—	6,815	—
Fair Value Adjustment on Warrants Issued	6,915	274	—
Provision for Slow Moving and Obsolete Inventory	554	—	—
Stock Compensation	4,736	1,585	763
Impairment Charges	—	9,064	—
Net loss (gain) on Disposal and Write-Down of Operating Assets	1,554	—	963
Foreign Currency (Gains) Losses	(1,939)	(1,443)	(2,791)
Amortization of Debt Discount	—	1,112	907
Gain on Barton Sale	(2,500)	—	—
Other	369	419	35
Changes in Operating Assets and Liabilities:
Receivables	(4,733)	2,094	(3,645)
Inventories	(7,634)	3,048	14,812
Prepaid Expenses	406	(2,745)	(300)
Other Current Assets	(584)	(238)	2,435
Other Long-Term Assets	1,079	1,268	981
Accounts Payable	2,874	5,255	2,366
Accrued Payroll and Related Liabilities	656	1,607	3,028
Deferred Revenue	1,869	1,491	(2,059)
Customer Deposits	2,649	6,024	(436)
Other Accrued Liabilities and Other Accrued Taxes	3,659	4,414	1,731
Other Long-Term Liabilities	(1,167)	(1,678)	526

Cash Provided by Operating Activities	20,612	22,080	12,237

Cash Flows From Investing Activities:
Expenditures On Property and Equipment	(2,357)	(1,762)	(5,863)
Proceeds from Sale of Equity Securities	—	—	3,275
Cash Received in Sale of Business, Net of Cash Sold	10,119	—	1,837
Proceeds from Sale of Customer List	2,500	—	—
Proceeds from Sale of Property and Equipment	175	783	—
Restricted Cash	496	1,758	(2,156)
Other	148	31	500

Cash Provided by (Used in) Investing Activities	11,081	810	(2,407)

Cash Flows from Financing Activities:
(Repayments) Borrowings Under Notes Payable, net	(545)	(5,633)	3,697
Payments on Senior Credit Agreement	(59,294)	(82,607)	(46,530)
Borrowings on Senior Credit Agreement	49,599	52,321	30,087
Payments of Long-Term Obligations	(116)	(49,023)	(1,054)
Borrowings on Long-Term Obligations	—	4,079	1,200
Proceeds from Issuance Of Common Stock and Warrants	—	59,287	—
Proceeds from Exercise of Options and Warrants	4,634	107	—
Dividends to Minority Joint Venture Partner	(989)	—	—

Cash Used in Financing Activities	(6,711)	(21,469)	(12,600)

Effect of Exchange Rate Changes	(1,772)	(179)	(541)

Increase (Decrease) in Cash And Cash Equivalents	23,210	1,242	(3,311)
Cash and Cash Equivalents at Beginning of Period	12,976	11,734	15,045

Cash and Cash Equivalents at End of Period	$36,186	$12,976	$11,734

Supplemental Disclosures of Cash Flow Information
Cash Paid during the Year for:
Interest	$903	$9,810	$7,472
Income Taxes	1,674	2,970	2,940
Supplemental Disclosures of Noncash Investing and Financing Activities
Capitalization of Interest on Long-Term Obligations	$—	$7,061	$7,875
Issuance of compensatory common stock on executive incentive compensation plan	799	757	—
Capital Lease Obligations	238	167	—
Note received in sale of Avure Business	1,313	—	—
Classification of PIPE warrants to additional paid-in capital	13,611	—	—
Accounts Receivable for Warrants and options exercised	1,086	—	—

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

Restatement No. 1

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

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following items in the Consolidated Statements of Operations, and the Consolidated Balance Sheets have been restated by Restatement No. 1 as follows:

	Year Ended April 30, 2006
	As Reported	Restatement No. 1
Selected Consolidated Statement of Operations Data:
Sales	$203,289	$205,432
Cost of Sales	112,377	111,276
Gross Margin	90,912	94,156
Operating Income	17,801	21,045
Income before Provision for Income Taxes	9,937	13,181
Provision for Income Taxes	(4,014)	(5,183)
Income from Continuing Operations	5,923	7,998
Net Income	5,335	7,410

Income per Share:
Basic
Income from Continuing Operations	$.17	$.23
Net Income	$.15	$.21
Diluted
Income from Continuing Operations	$.16	$.22
Net Income	$.15	$.20

	As of April 30, 2006
	As Reported	Restatement No. 1
Selected Consolidated Balance Sheet Data:
Receivables, net	$32,480	$34,193
Inventories, net	23,097	22,775
Deferred Tax Asset, current	190	108
Total Current Assets	98,733	100,042
Property and Equipment, net	11,226	11,085
Deferred Income Taxes	246	248
Total Assets	118,098	119,268
Accounts Payable	21,204	20,811
Taxes Payable and Other Accrued Taxes	3,518	4,198
Deferred Income Taxes, current	1,997	2,416
Deferred Revenue	6,779	6,322
Other Accrued Liabilities	7,480	6,294
Total Current Liabilities	58,575	57,638
Total Liabilities	63,065	62,128
Accumulated Deficit	(74,492)	(72,417)
Accumulated Other Comprehensive Loss—CTA	(7,758)	(7,726)
Total Shareholders’ Equity	55,033	57,140
Total Liabilities and Shareholders’ Equity	118,098	119,268

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restatement No. 2

Subsequent to Restatement No. 1, the Company also corrected an error in its fiscal year 2006 Consolidated Statement of Cash Flows to appropriately present a $1,086,000 receivable relating to the exercise of warrants and options as a noncash item rather than as a cash flow from financing activity.

In addition, clerical errors in the segment information disclosure have been corrected (see note 19).

The following table summarizes the effects of Restatement No. 1 and Restatement No. 2 for the Consolidated Statements of Cash Flows.

	As Reported	Restatement No. 1	Restatement No. 2
Selected Consolidated Statement of Cash Flow Data:
Adjustments to Reconcile Net Income (Loss) to Cash Provided by Operating Activities:
Gain on Barton Sale	$—	$(2,500)	$(2,500)
Changes in Operating Assets and Liabilities:
Other Current Assets	(1,670)	(1,670)	(584)
Cash Provided by Operating Activities	22,180	19,526	20,612
Expenditures on Property and Equipment	(2,498)	(2,357)	(2,357)
Proceeds from Sale of Customer List	—	2,500	2,500
Cash Provided by (Used in) Investing Activities	8,440	11,081	11,081
Proceeds from Exercise of Options and Warrants	5,720	5,720	4,634
Cash Used in Financing Activities	(5,625)	(5,625)	(6,711)
Supplemental Disclosures of Non Cash Investing and Financing Activities:
Accounts Receivable for Warrants and options exercised	$—	$—	$1,086

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

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of April 30, 2006, the Company had approximately $63.1 million of domestic net operating loss and $31 million of state net operating loss carryforwards to offset certain earnings for federal and state income tax purposes. These net operating loss carryforwards expire between fiscal 2022 and fiscal 2026. Net operating loss carryforwards in foreign jurisdictions amount to $27.3 million and do not expire. The Company also has a capital loss carryover of $4.3 million which expires in 2011. Utilization of net operating losses may be subject to limitation due to ownership changes and other limitations provided by the Internal Revenue code and similar state provisions. If such a limitation applies, the net operating loss may expire before full utilization.

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

Legal Proceedings

At any time, the Company may be involved in certain legal proceedings in addition to the Omax matter described below and the June 2002 incident described in Note 21. The Company’s policy is to routinely assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after thoughtful analysis of each known issue and an analysis of historical experience in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” and related pronouncements. The Company records reserves related to certain legal matters for which it is probable that a loss has been incurred and the range of such loss can be estimated. With respect to other matters, management has concluded that a loss is only reasonably possible or remote and, therefore, no liability is recorded. Management discloses the facts regarding matters assessed as reasonably possible and potential exposure, if determinable. Costs incurred with defending claims are expensed as incurred. As of April 30, 2006, the Company has accrued its estimate of the probable liabilities for the settlement of these claims.

Omax Corporation (“Omax”) filed suit against the Company on November 18, 2004. The case, Omax Corporation v. Flow International Corporation, United States District Court, Western Division at Seattle, Case

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Other Legal Proceedings—The Company does not believe these proceedings will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

	North America Waterjet	Asia Waterjet	Other International Waterjet	Applications	Inter-segment Eliminations and Reconciliations*	Total
2006
External sales	$109,686	$36,264	$38,664	$20,818	$—	$205,432

Inter-segment sales	24,999	1,149	2,134	1,023	(29,305)	—

Depreciation and amortization	1,409	494	187	269	—	2,359

Operating income	4,412	14,661	1,895	258	(181)	21,045

Income tax provision (benefit)	1,022	3,894	391	(124)	—	5,183

Goodwill	2,463	301	—	—	—	2,764

Total assets**	73,256	44,133	21,579	8,635	(28,335)	119,268

2005
External sales	$82,381	$25,505	$34,530	$30,550	$—	$172,966

Inter-segment sales	21,452	928	478	70	(22,928)	—

Depreciation and amortization	1,791	582	186	379		2,938

Operating income (loss)	1,939	6,247	552	(307)	(140)	8,291

Income tax provision (benefit)	298	1,684	(48)	—		1,934

Goodwill	2,463	301				2,764

Total assets	84,088	28,967	19,812	9,855	(24,255)	118,467

2004
External sales	$59,044	$20,502	$28,160	$25,155	$—	$132,861

Inter-segment sales	14,836	1,214	2,358	(1,180)	(17,228)	—

Depreciation and amortization	2,201	302	227	405		3,135

Operating (loss) income	(4,871)	5,299	(2,908)	335	468	(1,677)

Income tax provision	2,333	2,022	135			4,490

Goodwill	2,463	301			8,496	11,260

Total assets	87,988	27,587	17,935	12,265	(16,503)	129,272

*	The eliminations include goodwill of the Avure Business of $8,496 as of April 30, 2004 and total assets of the Avure Business of $56,733, and $62,293 as of April 30, 2005, and 2004, respectively. The reconciliation includes total assets of $10,768 of minor entities that do not constitute separate operating segments.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

**	Subsequent to the issuance of the Company’s 2006 consolidated financial statements on Form 10-K/A Amendment No. 1, management determined that segment assets were compiled incorrectly as a result of clerical errors.

The segment assets information as of April 30, 2006 appearing in the table above has been corrected as follows:

Total Assets as of April 30, 2006 (in thousands)	North America Waterjet	Asia Waterjet	Other International Waterjet	Applications	Inter-segment Eliminations and Reconciliations	Total
As previously reported	115,898	42,985	2,946	5,444	(48,005)	119,268
As corrected	73,256	44,133	21,579	8,635	(28,335)	119,268

The table below presents the Company’s operations and other financial information by geographical region:

	United States	Europe	Asia	Other Foreign	Inter- segment Eliminations	Consolidated
Fiscal 2006
Sales:
Customers (1)	$111,616	$33,903	$36,264	$23,649	$—	$205,432
Inter-area (2)	24,834	2,134	1,149	1,188	(29,305)	—

Total sales	$136,450	$36,037	$37,413	$24,837	$(29,305)	$205,432

Long-Lived Assets	$11,411	$480	$6,471	$680	$184	$19,226

Fiscal 2005
Sales:
Customers (1)	$99,343	$30,707	$25,505	$17,411	$—	$172,966
Inter-area (2)	19,797	478	928	1,725	(22,928)	—

Total sales	$119,140	$31,185	$26,433	$19,136	$(22,928)	$172,966

Long-Lived Assets	$12,776	$13,426	$6,941	$658		$33,801

Fiscal 2004
Sales:
Customers (1)	$74,805	$24,550	$20,502	$13,004	$—	$132,861
Inter-area (2)	13,291	2,358	1,214	365	(17,228)	—

Total sales	$88,096	$26,908	$21,716	$13,369	$(17,228)	$132,861

Long-Lived Assets	$12,355	$24,276	$7,068	$761		$44,460

(1)	U.S. sales to unaffiliated customers in foreign countries were $23.2 million, $6.7 million, and $9.0 million in fiscal 2006, 2005, and 2004, respectively.
(2)	Inter-area sales to affiliates represent products that were transferred between geographic areas at negotiated prices, which are consistent with the terms sales to third parties. These amounts have been eliminated in the consolidation.

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

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Effective February 2, 2007 (the “Effective Date”), the Company and Stephen R. Light, the Company’s current President and Chief Executive Officer (the “Executive”) entered into an Employment Agreement (the “Agreement”). The Agreement, entered into in connection with the Executive’s retirement, amends and restates the employment agreement entered into by and between the Company and the Executive dated November 25, 2002, as amended on September 21, 2005.

The Agreement provides for a Period of Employment that begins on the Effective Date and, unless terminated earlier, ends on the earlier of (i) the employment termination date set forth in a notice from the Company to the Executive, such notice having been provided in connection with the Company’s public announcement that it has hired a new President and Chief Executive Officer or (ii) April 30, 2008 (the earlier date, being the “Transition Date”).

According to the Agreement, from the Effective Date through the Period of Employment, the Executive shall continue to be employed as the President and CEO of the Company with overall charge and responsibility for the business and affairs of the Company. Subject to the terms and conditions of the Agreement, the Executive will be entitled to the following payments and benefits. For the period beginning on the Effective Date and ending on the later of (i) 12 months after the Transition Date or (ii) April 30, 2008, the Company will pay the Executive a base salary at the rate of $550,000 per year. The Executive is also eligible to receive a bonus under

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company’s annual incentive plan for fiscal year 2007, fiscal year 2008 and fiscal 2009 to the extent that the Executive is employed by the Company during fiscal year 2008. The Executive ceased to participate in the Company’s Long Term Incentive Plans commencing on the Effective Date. The Executive is entitled to a cash severance payment payable after the Period of Employment of $4,475,250 (less applicable tax withholdings). The Agreement provides that all unvested stock options and shares of restricted stock held by the Executive that would have vested pursuant to their respective terms if the Executive had been employed by the Company through the later of the Transition Date or April 30, 2007 will vest on the Transition Date. The Agreement also provides for other benefits, such as a monthly financial planning allowance, a monthly cash allowance in lieu of provision of other perquisites, vacation accrual, and eligibility to participate in life insurance, health insurance, 401(k) and similar benefit plans of the Company.

The Company expects to incur total expenses of approximately $5.0 million over the Executive’s estimated Period of Employment related to above mentioned Agreement, which is reduced by the reversal of $658,000 related to payments under the Long Term Incentive Plans in which the Executive ceased to participate as of February 2, 2007. See Note 13 for a detailed discussion of the Long Term Incentive Plans.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended April 30, 2006 (as restated) of the Company and our report dated July 25, 2006 (January 29, 2007 as to Restatement No. 1 and March 29, 2007 as to Restatement No. 2, as to the effects of the restatements discussed in Note 2; and January 29, 2007 as to the first four paragraphs and March 29, 2007 as to the fifth through eighth paragraphs for subsequent events described in Note 21) expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph relating to the restatements.

/s/ Deloitte & Touche LLP

Seattle, Washington

July 25, 2006 (January 29, 2007 as to the effects of the material weakness relating to the control environment and March 29, 2007 as to the material weakness relating to the financial reporting process described in Management’s Report on Internal Control Over Financial Reporting (as revised))

Changes in Internal Controls

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

1.	Consolidated Financial Statements.

See Item 8 of Part II for a list of the Financial Statements filed as part of this report.

2.	Financial Statement Schedules.

See Item 8 of Part II for a list of the Financial Statement Schedules filed as part of this report.

3.	Exhibits. See subparagraph (b) below.

(b)	Exhibits.

Exhibit Number

3.1	Restated Articles of Incorporation, filed with the state of Washington April 26, 2005. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated May 3, 2005.)

3.2	By-Laws of Flow International Corporation. (Incorporated by reference to Exhibit 3.1 to the registrant’s Form S-1 filed May 20, 2005.)

4.1	Certificate of Designation of Series B Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-1 filed May 20, 2005.)

4.2	Amended and Restated Rights Agreement dated as of September 1, 1999, between Flow International Corporation and ChaseMellon Shareholder Services, L.L.C. (Incorporated by reference to Exhibit 4.2 to the registrant’s Registration Statement on Form S-1 filed May 20, 2005.)

4.3	Amendment No. 1 to Amended and Restated Rights Agreement dated as of October 29, 2003. (Incorporated by reference to Exhibit 1.3 to the registrant’s Form 8-A dated November 3, 2003.)

4.4	Amendment No. 2 to Amended and Restated Rights Agreement dated as of October 19, 2004. (Incorporated by reference to Exhibit 1.4 to the registrant’s Form 8-A dated October 19, 2004.)

4.5	Form of PIPE Warrant to Purchase Shares of Common Stock of Flow International Corporation. (Incorporated by reference to Exhibit 4.5 to the registrant’s Form 10-K dated July 25, 2006.)

10.1	Flow International Corporation 1987 Stock Option Plan for Nonemployee Directors, as amended. (Incorporated by reference to Exhibit 10.5 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 1994.)

10.2	Flow International Corporation 1995 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 2000.)

10.3	Flow International Corporation Voluntary Pension and Salary Deferral Plan and Trust Agreement, as amended and restated effective January 1, 2002. (Incorporated by reference to Exhibit 10.3 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 2003.)

10.4	Form of Long Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed September 27, 2005).

10.5	Employment Agreement dated November 25, 2002 between Stephen R. Light and Flow International Corporation. (Incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2003.)

10.6	Lease dated January 30, 2003 between Flow International and Property Reserve, Inc. (Incorporated by reference to Exhibit 10.11 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 2003.)

Exhibit Number

10.7	Credit Agreement dated as of July 8, 2005 among Flow International Corporation, Bank of America, N.A. and U.S. Bank National Association. (Incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K dated July 19, 2005, as amended by the Form 8-K/A dated July 29, 2005.)

10.8	Amendment to Employment Agreement dated September 21, 2005 between Flow International Corporation and Stephen Light (Incorporated by reference to Exhibit 10.8 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 2006.)

21.1	Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21.1 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 2006.)

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOW INTERNATIONAL CORPORATION

March 29, 2007

/S/ STEPHEN R. LIGHT
Stephen R. Light President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 2 on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities on this 29th day of March, 2007.

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