Form 10-Q/A
period 2006-07-31
FLOW INTERNATIONAL CORP
filed 2007-03-30
CIK 713002

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

Explanatory Note:

As described in Note 2 to the Condensed Consolidated Financial Statements, Flow International Corporation (“Flow”, the “Company”, or “we”) is filing this Amendment No. 1 on Form 10-Q/A to restate the Condensed Consolidated Statement of Cash Flows for the three months ended July 31, 2006 included in the Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2006 filed with the Securities and Exchange Commission (“SEC”) on February 1, 2007 (the “Original Filing”).

The Condensed Consolidated Statement of Cash Flows for the three months ended July 31, 2006 has been restated as follows:

•	Appropriately present a receipt of $1,086,000 relating to the exercise of warrants and options as a cash flow from financing activity, rather than as a cash flow from operating activity.

•

Appropriately present $140,000 relating to Accounts Payable incurred to acquire property and equipment and intangible assets as a noncash investing activity, rather than as cash flows from operating and investing activities.

We also updated the cash flow information in Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations to reflect above corrections.

We also updated the subsequent events as included in Note 16 to the Condensed Consolidated Financial Statements regarding the employment agreement with our President and Chief Executive Officer according to the information that became available after the Original Filing.

As a result of this amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Form 10-Q/A.

This amendment does not otherwise reflect events occurring after the filing of the Original Filing, or otherwise update these disclosures. Accordingly, this amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Filing.

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

See Accompanying Notes to

Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Three Months Ended July 31,
	2006	2005
	(As restated, see Note 2)
Cash Flows from Operating Activities:
Net Income	$3,042	$22
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation and Amortization	706	1,165
Loss on Sale of Discontinued Operations	726	—
Unrealized Foreign Currency Gains	(843)	(349)
Fair Value Adjustment on Warrants Issued	—	678
Incentive Stock Compensation Expense	711	712
Other	639	71
Changes in Operating Assets and Liabilities:
Receivables	5,659	9,700
Inventories	(2,579)	(2,203)
Other Operating Assets	207	(1,188)
Customer Deposits	1,106	4,118
Accounts Payable	(7,117)	(5,861)
Deferred Revenue	(121)	(1,630)
Other Operating Liabilities	(314)	537

Cash Provided by Operating Activities	1,822	5,772

Cash Flows from Investing Activities:
Expenditures for Property and Equipment, and Intangible Assets	(945)	(519)
Restricted Cash	—	(2,137)
Other	—	(59)

Cash Used in Investing Activities	(945)	(2,715)

Cash Flows from Financing Activities:
Borrowings under Notes Payable, Net	—	542
Payments on Senior Credit Agreement	—	(17,759)
Borrowings on Senior Credit Agreement	—	16,049
Payments of Long-Term Obligations	(465)	(39)
Proceeds from Exercise of Warrants and Options	2,303	—
Other	—	9

Cash Provided By (Used In) Financing Activities	1,838	(1,198)

Effect of Changes in Exchange Rates on Cash	54	384

Increase in Cash and Cash Equivalents	2,769	2,243
Cash and Cash Equivalents at Beginning of Period	36,186	12,976

Cash and Cash Equivalents at End of Period	$38,955	$15,219

Supplemental Disclosure of Noncash Investing and Financing Activities
Issuance of compensatory common stock on executive incentive compensation plan	$884	$799
Accounts Payable incurred to acquire property and equipment, and intangible assets	$140	$—

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

Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All tabular dollar amounts in thousands, except shares and per share amounts)

(Unaudited)

Note 1 —Basis of Presentation

In the opinion of the management of Flow International Corporation (the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring items and accruals necessary to fairly present the financial position, results of operations and cash flows of the Company. The financial information as of April 30, 2006 is derived from the Company’s audited consolidated financial statements and notes for the fiscal year ended April 30, 2006 included in Item 8 in the fiscal 2006 Annual Report on Form 10-K/A Amendment No. 2. These interim financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, and should be read in conjunction with the Company’s fiscal 2006 Form 10-K/A Amendment No. 2. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company’s financial statements. Actual results may differ from these estimates. Operating results for the three months ended July 31, 2006 may not be indicative of future results.

For fiscal 2007, Interest Income, Interest Expense and Fair Value Adjustments on Warrants Issued have been shown separately in the Condensed Consolidated Statement of Income and the prior period presentation has been conformed.

Note 2 —Restatement

Subsequent to the issuance of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2006 filed with the Securities and Exchange Commission on February 1, 2007, management determined that the Condensed Consolidated Statement of Cash Flows for the three months ended July 31, 2006 should be restated for the following items:

•	Appropriately present a receipt of $1,086,000 relating to the exercise of warrants and options as a cash flow from financing activity, rather than as a cash flow from operating activity.

•

Appropriately present $140,000 relating to Accounts Payable incurred to acquire property and equipment, and intangible assets as a noncash investing activity, rather than as cash flows from operating and investing activities.

The following items in the Condensed Consolidated Statement of Cash Flow have been restated as follows:

	Three months ended July 31, 2006
	As previously reported	As restated
Changes in Operating Assets and Liabilities:
Other Operating Assets	$1,293	$207
Accounts Payable	(6,977)	(7,117)
Cash Provided By Operating Activities	3,048	1,822
Expenditures for Property and Equipment, and Intangible Assets	(1,085)	(945)
Cash Used in Investing Activities	(1,085)	(945)
Proceeds from Exercise of Warrants and Options	1,217	2,303
Cash Provided by Financing Activities	752	1,838
Supplemental Disclosure of Noncash Investing and Financing Activities
Accounts payable incurred to acquire property and equipment, and intangible assets	$—	$140

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All tabular dollar amounts in thousands, except shares and per share amounts)

(Unaudited)

Note 3 —Segment Information

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

Note 4 —Stock-Based Compensation Plans

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

Note 5 —Restructuring

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

Note 6 —Other Income (Expense), Net

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

Note 7 —Income Taxes

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

Note 8 —Discontinued Operations

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

Note 9 —Basic and Diluted Income (Loss) Share

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

Note 10 —Receivables, Net

Receivables, Net consist of the following:

	July 31, 2006	April 30, 2006
Trade Accounts Receivable	$28,106	$31,841
Unbilled Revenues	3,163	5,219

	31,269	37,060
Less Allowance for Doubtful Accounts	3,142	2,867

	$28,127	$34,193

Note 11 —Inventories

Inventories consist of the following:

	July 31, 2006	April 30, 2006
Raw Materials and Parts	$16,706	$13,450
Work in Process	2,912	2,042
Finished Goods	5,634	7,283

	$25,252	$22,775

Note 12 —Warranty Obligations

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

Note 13 —Long-Term Obligations and Notes Payable

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

Note 14 —Commitments and Contingencies

At any time, the Company may be involved in certain legal proceedings in addition to the Omax matter described below and the June 2002 incident described in Note 16. The Company’s policy is to routinely assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after analysis of each known issue and an analysis of historical experience in accordance with Statement of Financial Accounting

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All tabular dollar amounts in thousands, except shares and per share amounts)

(Unaudited)

Standards No. 5, “Accounting for Contingencies,” and related pronouncements. The Company records reserves related to certain legal matters for which it is probable that a loss may be incurred and the range of such loss can be estimated. With respect to matters for which no reserve has been recorded, management has concluded that a loss is only reasonably possible or remote and, therefore, no liability is recorded. Management discloses the facts regarding matters assessed as reasonably possible and potential exposure, if determinable. Costs incurred with defending claims are expensed as incurred. As of July 31, 2006, the Company has accrued its insurance deductible on the pending claims that were deemed probable.

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

Other Legal Proceedings—The Company does not believe these proceedings will have a material adverse effect on its condensed consolidated financial position, results of operations or cash flows.

Note 15 —Recently Issued Accounting Pronouncements

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

Note 16 —Subsequent Events

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

According to the Agreement, from the Effective Date through the Period of Employment, the Executive shall continue to be employed as the President and CEO of the Company with overall charge and responsibility for the business and affairs of the Company. Subject to the terms and conditions of the Agreement, the Executive will be entitled to the following payments and benefits. For the period beginning on the Effective Date and ending on the later of (i) 12 months after the Transition Date or (ii) April 30, 2008, the Company will pay the Executive a base salary at the rate of $550,000 per year. The Executive is also eligible to receive a bonus under the Company’s annual incentive plan for fiscal year 2007, fiscal year 2008 and fiscal 2009 to the extent that the Executive is employed by the Company during fiscal year 2008. The Executive ceased to participate in the Company’s Long Term Incentive Plans commencing on the Effective Date. The Executive is entitled to a cash severance payment payable after the Period of Employment of $4,475,250 (less applicable tax withholdings). The Agreement provides that all unvested stock options and shares of restricted stock held by the Executive that would have vested pursuant to their respective terms if the Executive had been employed by the Company through the later of the Transition Date or April 30, 2007 will vest on the Transition Date. The Agreement also provides for other benefits, such as a monthly financial planning allowance, a monthly cash allowance in lieu of provision of other perquisites, vacation accrual, and eligibility to participate in life insurance, health insurance, 401(k) and similar benefit plans of the Company.

The Company expects to incur total expenses of approximately $5.0 million over the Executive’s estimated Period of Employment related to above mentioned Agreement, which is reduced by the reversal of $658,000 related to payments under the Long Term Incentive Plans in which the Executive ceased to participate as of February 2, 2007. See Note 4 for a detailed discussion of the LTIPs.

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT:

Statements made in this quarterly report on Form 10-Q/A that are not historical facts are forward-looking statements that involve risks and uncertainties. Forward-looking statements typically are identified by the use of such terms as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “plan” and similar words, although some forward-looking statements are expressed differently. You should be aware that our actual results could differ materially from those contained in any forward-looking statement due to a number of factors, which include, but are not limited to the following: the special risk factors and uncertainties set forth in Part I, Item 1A of our Annual Report on Form 10-K/A Amendment No. 2 for the year ended April 30, 2006; our belief that the financial covenants in our credit facilities are achievable based on current financial forecasts and our belief that our existing cash, cash from operations, and credit facilities at July 31, 2006 are adequate to fund our operations for the next twelve months; our belief that timing issues related to our working capital will not have a material adverse impact on our short-term liquidity requirements; our plans to continue repatriating funds and to continue capital spending on information technology and facilities and our expectation that the necessary funds will be generated internally; our position regarding our pending legal proceedings with Omax; our belief that Omax’s claims are without merit and that we will incur considerable fees in the case; our belief that waterjets are experiencing growing acceptance in the marketplace because of their flexibility and superior machine performance; our belief that sales growth over the next few years will result from new product development and enhancements; our belief that Asian growth will be impacted by the investigation; our expectation of continued growth in western and central Europe from additional investments in staffing and marketing; our intent to file a post-effective amendment to the Registration Statement on Form S-1; our expectation that short-term Aerospace sales will be lower; our belief that spare parts sales should continue to increase as more systems are put into service and as customers make greater use of their systems; our expectation that the upgrade of our ERP System will enhance the control environment; our plan to increase training of employees. Additional information on these and other factors that could affect our financial results is set forth below. Finally, there may be other factors not mentioned above or included in our SEC filings that may cause our actual results to differ materially from those in any forward-looking statement. You should not place undue reliance on these forward-looking statements. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments, except as required by federal securities laws.

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

Changes in Financial Condition

Cash Flows

We generated $1.8 million of cash from operating activities during the three months ended July 31, 2006 compared to $5.8 million of cash generated for the three months ended July 31, 2005. Net receivables and customer deposits further contributed $5.7 million and $1.1 million, respectively, offset by a decrease in accounts payable of $7.1 million and increases in inventory of $2.6 million during the three months ended July 31, 2006. See detailed discussion of these working capital account changes in the section below.

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

We spent $945,000 on capital expenditures during the current fiscal quarter, and expect to continue our capital spending primarily related to information technology and facility improvement during the rest of the fiscal year. It is expected that funds necessary for these expenditures will be generated internally.

We believe that our existing cash, cash from operations, and credit facilities at July 31, 2006 are adequate to fund our operations for at least the next twelve months.

Off-Balance Sheet Arrangements

We do not have any special purpose entities or off-balance sheet financing arrangements.

Contractual Obligations

During the quarter ended July 31, 2006, there were no material changes outside the ordinary course of business in our contractual obligations and minimum commercial commitments as reported in our Annual Report on Form 10-K/A Amendment No. 2 for the year ended April 30, 2006.

Critical Accounting Estimates and Judgments

There are no material changes in our critical accounting estimates as disclosed in our Annual Report on Form 10-K/A Amendment No. 2 for the year ended April 30, 2006. With the adoption of FAS123R at the beginning of our first fiscal quarter of 2007, we added “Stock-Based Compensation” as a critical accounting estimate. Please refer to Note 4 to the Condensed Consolidated Financial Statements for a discussion of our stock-based compensation plans.

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

Recently Issued Accounting Pronouncements

Please refer to Note 15 to the Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

FLOW INTERNATIONAL CORPORATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk during the three months ended July 31, 2006. For additional information, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations as presented in our Annual Report on Form 10-K/A Amendment No. 2 for the year ended April 30, 2006.

Item 4. Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Our principal executive and financial officers supervised and participated in the evaluation. Based on the evaluation, our principal executive and financial officers each concluded that, as of the end of the period covered by this report, due to the material weaknesses in our internal control over financial reporting identified in our 2006 Form 10-K/A Amendment No. 2, our disclosure controls and procedures were not effective in providing reasonable assurance that information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

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

We are involved in ongoing efforts addressing each of the material weaknesses identified in our 2006 Form 10-K/A Amendment No. 2. While management is dedicated to improving our internal controls over financial reporting, the material weaknesses will not be considered remediated until the applicable remedial procedures operate for a period of time, such procedures are tested, and management concludes that the procedures are operating effectively. Remediation efforts will be directed by the CFO and overseen by the CEO and the Audit Committee of the Board of Directors.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Please refer to Note 14 to the Condensed Consolidated Financial Statements for a discussion of the Company’s legal proceedings.

Item 1A. Risk Factors

For information regarding risk factors, please refer to Part I, Item 1A as presented in our Annual Report on Form 10-K/A Amendment No. 2 for the year ended April 30, 2006. There has been no material changes in our risk factors during the three months ended July 31, 2006.

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

FLOW INTERNATIONAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

FLOW INTERNATIONAL CORPORATION

Date: March 29, 2007	/s/ Stephen R. Light
Stephen R. Light President and Chief Executive Officer (Principal Executive Officer)

Date: March 29, 2007	/s/ Douglas P. Fletcher
Douglas P. Fletcher Chief Financial Officer (Principal Accounting Officer)