Form 10-Q/A
period 2006-10-31
FLOW INTERNATIONAL CORP
filed 2007-03-30
CIK 713002

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

Explanatory Note:

As described in Note 2 to the Condensed Consolidated Financial Statements, Flow International Corporation (“Flow”, the “Company”, or “we”) is filing this Amendment No. 1 on Form 10-Q/A to restate the Condensed Consolidated Statement of Cash Flows for the six months ended October 31, 2006 included in the Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2006 filed with the Securities and Exchange Commission (“SEC”) on February 1, 2007 (the “Original Filing”).

The Condensed Consolidated Statement of Cash Flows for the six months ended October 31, 2006 has been restated as follows:

•	To appropriately present a receipt of $1,086,000 relating to the exercise of warrants and options as a cash flow from financing activity, rather than as a cash flow from operating activity.

•

To appropriately present $292,000 relating to Accounts Payable incurred to acquire property and equipment, and intangible assets as a noncash investing activity, rather than as cash flows from operating and investing activities.

•	To appropriately present an additional $579,000 of Accounts Payable incurred to acquire property and equipment, and intangible assets as a Supplemental Disclosure of Noncash Investing Activity.

We also updated the cash flow information in Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations to reflect above correction.

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

See Accompanying Notes to

Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Six Months Ended October 31,
	2006	2005
	(As restated, see Note 2)	(As restated, see Note 2)
Cash Flows from Operating Activities:
Net Income	$4,784	$1,040
Adjustments to Reconcile Net Income to Cash Provided By (Used In) Operating Activities:
Depreciation and Amortization	1,413	2,337
Unrealized Foreign Currency Gains	(1,690)	(1,324)
Fair Value Adjustment on Warrants Issued	—	4,835
Incentive Stock Compensation Expense	1,405	1,304
Loss on Sale of Discontinued Operations	726	1,149
Restructuring Charges	—	585
Gain on Barton Sale	—	(2,500)
Other	733	(54)
Changes in Operating Assets and Liabilities:
Receivables	6,180	(1,180)
Inventories	(5,737)	(4,122)
Other Operating Assets	1,557	(261)
Customer Deposits	(2,175)	4,652
Accounts Payable	(5,573)	(288)
Deferred Revenue	(3,661)	(915)
Other Operating Liabilities	(1,427)	1,485

Cash Provided By (Used In) Operating Activities	(3,465)	6,743

Cash Flows from Investing Activities:
Expenditures for Property and Equipment, and Intangible Assets	(2,561)	(880)
Proceeds from Sale of Asset/Business	990	2,500
Settlement on Sale of Avure Business	(985)	—
Restricted Cash	(125)	(469)
Cash in Disposed Businesses	—	(2,930)
Other	—	181

Cash Used In Investing Activities	(2,681)	(1,598)

Cash Flows from Financing Activities:
Borrowings under Notes Payable, Net	(1)	(545)
Payments on Senior Credit Agreement	—	(30,059)
Borrowings on Senior Credit Agreement	—	38,849
Payments of Long-Term Obligations	(499)	(67)
Dividends Paid to Joint Venture Partner	—	(989)
Proceeds from Exercise of Warrants and Options	2,498	9

Cash Provided By Financing Activities	1,998	7,198

Effect of Changes in Exchange Rates on Cash	610	(883)

Increase (Decrease) in Cash and Cash Equivalents	(3,538)	11,460
Cash and Cash Equivalents at Beginning of Period	36,186	12,976

Cash and Cash Equivalents at End of Period	$32,648	$24,436

Supplemental Disclosure of Noncash Investing and Financing Activities
Nonmonetary exchange of assets	$250	$—
Issuance of compensatory common stock on executive incentive compensation plan	$884	$799
Note received in the sale of Avure Business	$—	$1,313
Accounts payable incurred to acquire property and equipment, and intangible assets	$871	$—

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

Note 2—Restatement

Subsequent to the issuance of the Company’s Quarterly Report on Form 10-Q/A for the fiscal quarter ended October 31, 2005 filed with the Securities and Exchange Commission on February 1, 2006, management determined that the Condensed Consolidated Statement of Cash Flows for the six months ended October 31, 2005 should be restated. Management determined that $2.5 million of proceeds from the sale of a customer list to Barton Mines Company (“Barton”) should be reported as cash flows from investing activities rather than cash flows from operating activities. The Company also determined that the gain on the sale was incorrectly recorded in Other (Expense) Income, net for the quarter ended October 31, 2005 in the Original Filing. The gain on the sale has been recorded correctly within operating expenses in the Condensed Consolidated Statements of Income for the six month period ended October 31, 2005 in this filing.

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

Subsequent to the issuance of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2006 filed with the Securities and Exchange Commission on February 1, 2007, management determined that the Condensed Consolidated Statement of Cash Flows for the six months ended October 31, 2006 should be restated for the following items:

•	To appropriately present a receipt of $1,086,000 relating to the exercise of warrants and options as a cash flow from financing activity, rather than as a cash flow from operating activity.

•

To appropriately present $292,000 relating to Accounts Payable incurred to acquire property and equipment, and intangible assets as a noncash investing activity, rather than as cash flows from operating and investing activities.

•	To appropriately present an additional $579,000 of Accounts Payable incurred to acquire property and equipment, and intangible assets as a Supplemental Disclosure of Noncash Investing Activity.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All tabular dollar amounts in thousands, except shares and per share amounts)

(Unaudited)

The following items in the Condensed Consolidated Statement of Cash Flow have been restated as follows:

	Six months ended October 31, 2006
	As previously reported	As restated
Changes in Operating Assets and Liabilities:
Other Operating Assets	$2,643	$1,557
Accounts Payable	(5,281)	(5,573)
Cash Used in Operating Activities	(2,087)	(3,465)
Expenditures for Property and Equipment, and Intangible Assets	(2,853)	(2,561)
Cash Used in Investing Activities	(2,973)	(2,681)
Proceeds from Exercise of Warrants and Options	1,412	2,498
Cash Provided by Financing Activities	912	1,998
Supplemental Disclosure of Noncash Investing and Financing Activities
Accounts payable incurred to acquire property and equipment, and intangible assets	$—	$871

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

The following table summarizes the LTIPs activities for the six months ended October 31, 2006:

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

Omax Corporation (“Omax”) filed suit against the Company on November 18, 2004. The case, Omax Corporation v. Flow International Corporation, United States District Court, Western Division at Seattle, Case No. CV04-2334, was filed in federal court in Seattle, Washington. The suit alleges that the Company’s products infringe Omax’s Patent Nos. 5,508,596 entitled “Motion Control with Precomputation” and 5,892,345 entitled “Motion Control for Quality in Jet Cutting.” The suit also seeks to have the Company’s Patent No. 6,766,216

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All tabular dollar amounts in thousands, except shares and per share amounts)

(Unaudited)

entitled “Method and System for Automated Software Control of Waterjet Orientation Parameters” declared invalid, unenforceable, and not infringed. The Company has brought claims against Omax alleging certain of their products infringe its Patent No. 6,766,216. Omax manufactures waterjet equipment that competes with the Company’s equipment. Both the Omax and the Company’s patents are directed at the software that controls operation of the waterjet equipment. Although the Omax suit seeks damages of over $100 million, the Company believes, having consulted with its counsel, that Omax’s claims are without merit, and the Company is not only contesting Omax’s allegations of infringement but also is vigorously pursuing its claims against Omax with regard to its own patent. The outcome of this case is uncertain, and an unfavorable outcome is possible. The Company has not provided any loss accrual related to the Omax lawsuit as of October 31, 2006. The Company has incurred, and expects to continue to incur, considerable legal fees related to this case.

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

Changes in Financial Condition

Cash Flows

We used $3.5 million of cash in operating activities during the six months ended October 31, 2006 compared to $6.7 million of cash generated for the six months ended October 31, 2005. Net receivables and other operating assets decreased $6.2 million and $1.6 million, respectively. Offsetting these inflows is a decrease in accounts payable of $5.6 million and increases in inventory of $5.7 million during the six months ended October 31, 2006. See detailed discussion of these working capital account changes in the section below.

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

We spent $2.6 million on capital expenditures during the six months ended October 31, 2006 and expect to continue our capital spending primarily related to information technology and facility improvement during the rest of the fiscal year. It is expected that funds necessary for these expenditures will be generated internally.

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