Form 10-Q
period 2007-01-31
FLOW INTERNATIONAL CORP
filed 2007-03-30
CIK 713002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

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

The number of shares outstanding of common stock, as of March 23, 2007 is 37,266,302 shares.

FLOW INTERNATIONAL CORPORATION

FLOW INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; in thousands, except per share and share amounts)

	January 31, 2007	April 30, 2006

ASSETS:
Current Assets:
Cash and Cash Equivalents	$37,406	$36,186
Receivables, net	25,904	34,193
Inventories	26,314	22,775
Deferred Income Taxes	50	108
Prepaid Expenses	3,884	4,763
Other Current Assets	1,676	2,017

Total Current Assets	95,234	100,042
Property and Equipment, net	14,178	11,085
Intangible Assets, net	3,589	3,173
Goodwill	2,764	2,764
Deferred Income Taxes	235	248
Other Assets	797	1,956

	$116,797	$119,268

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Notes Payable	$1,029	$2,319
Current Portion of Long-Term Obligations	841	928
Accounts Payable	17,082	20,811
Accrued Payroll and Related Liabilities	6,931	6,954
Taxes Payable and Other Accrued Taxes	1,628	4,198
Deferred Income Taxes	3,059	2,416
Deferred Revenue	2,649	6,322
Customer Deposits	7,051	7,396
Other Accrued Liabilities	7,204	6,294

Total Current Liabilities	47,474	57,638
Long-Term Obligations, net	2,810	3,774
Deferred Income Taxes	474	—
Other Long-Term Liabilities	336	716

	51,094	62,128

Commitments and Contingencies (Note 14)

Shareholders’ Equity:
Series A 8% Convertible Preferred Stock – $.01 par value, 1,000,000 shares authorized, none issued	—	—
Common Stock – $.01 par value, 49,000,000 shares authorized, 37,246,027 and 36,943,161 shares issued and outstanding at January 31, 2007 and April 30, 2006, respectively	367	364
Capital in Excess of Par	140,541	137,192
Accumulated Deficit	(65,604)	(72,417)
Accumulated Other Comprehensive Loss:
Cumulative Translation Adjustment, net of income tax of $0 and $0	(9,601)	(7,726)
Unrealized Loss on Cash Flow Hedges, net of income tax of $0	—	(273)

Total Shareholders’ Equity	65,703	57,140

	$116,797	$119,268

See Accompanying Notes to

Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share and share amounts)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2006	2007	2006
Sales	$56,038	$47,530	$163,851	$140,201
Cost of Sales	32,294	27,344	93,464	79,748

Gross Margin	23,744	20,186	70,387	60,453

Expenses:
Sales and Marketing	9,613	8,359	29,774	23,808
Research and Engineering	2,419	2,070	7,051	5,640
General and Administrative	9,267	8,306	25,269	21,656
Restructuring	—	76	—	661
Gain on Barton Sale	—	—	—	(2,500)

	21,299	18,811	62,094	49,265

Operating Income	2,445	1,375	8,293	11,188
Interest Income	241	303	622	358
Interest Expense	(88)	(281)	(268)	(1,699)
Fair Value Adjustment on Warrants Issued	—	(2,117)	—	(6,952)
Other Income (Expense), Net	846	(789)	1,871	(1,368)

Income (Loss) Before Provision for Income Taxes	3,444	(1,509)	10,518	1,527
Provision for Income Taxes	(1,415)	(398)	(2,979)	(2,213)

Income (Loss) From Continuing Operations	2,029	(1,907)	7,539	(686)
Income From Operations of Discontinued Operations, Net of Income Tax of $488	—	—	—	966
Loss on Sale of Discontinued Operations, Net of Income Tax of $0, $334, $0 and $334	—	(407)	(726)	(1,554)

Net Income (Loss)	$2,029	$(2,314)	$6,813	$(1,274)

Basic Income (Loss) Per Share:
Income (Loss) From Continuing Operations	$0.05	$(0.06)	$0.20	$(0.02)
Loss From Discontinued Operations	—	(0.01)	(0.02)	(0.02)

Net Income (Loss)	$0.05	$(0.07)	$0.18	$(0.04)

Diluted Income (Loss) Per Share:
Income (Loss) From Continuing Operations	$0.05	$(0.06)	$0.20	$(0.02)
Loss From Discontinued Operations	—	(0.01)	(0.02)	(0.02)

Net Income (Loss)	$0.05	$(0.07)	$0.18	$(0.04)

Weighted Average Shares Used in Computing Basic and Diluted Income (Loss) Per Share:
Basic	37,238	34,653	37,169	34,516
Diluted	37,797	34,653	37,882	34,516

See Accompanying Notes to

Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Nine Months Ended January 31,
	2007	2006
		(As restated, see Note 2)
Cash Flows from Operating Activities:
Net Income (Loss)	$6,813	$(1,274)
Adjustments to Reconcile Net Income (Loss) to Cash Provided by Operating Activities:
Depreciation and Amortization	2,196	2,982
Loss on Sale of Discontinued Operations	726	1,554
Fair Value Adjustment on Warrants Issued	—	6,952
Unrealized Foreign Currency Gains, Net	(2,042)	(796)
Incentive Stock Compensation Expense	1,904	3,019
Gain on Barton Sale	—	(2,500)
Other	937	1,107
Changes in Operating Accounts:
Receivables	7,505	3,209
Inventory	(3,854)	(5,479)
Other Operating Assets	708	11
Customer Deposits	(351)	6,179
Accounts Payable	(4,783)	(1,979)
Deferred Revenue	(3,644)	(1,145)
Other Operating Liabilities	(1,272)	1,438

Cash Provided by Operating Activities	4,843	13,278

Cash Flows from Investing Activities:
Expenditures for Property and Equipment and Intangible Assets	(4,447)	(1,367)
Proceeds from Sale of Customer List	—	2,500
Settlement on Sale of Avure business	(1,026)	—
Restricted Cash	—	496
Cash Received in Sale of Business, net of Cash Sold	990	2,119
Other	—	214

Cash Provided by (Used in) Investing Activities	(4,483)	3,962

Cash Flows from Financing Activities:
Borrowings of Notes Payable, Net	(1,225)	(545)
Payments on Senior Credit Agreement	—	(46,660)
Borrowings on Senior Credit Agreement	—	46,499
Payments of Long-Term Obligations	(913)	(96)
Dividends Paid to Joint Venture Partner	—	(989)
Proceeds from Exercise of Warrants and Stock Options	2,514	177

Cash Provided by (Used in) Financing Activities	376	(1,614)

Effect of Changes in Exchange Rates on Cash	484	(1,341)

Increase in Cash and Cash Equivalents	1,220	14,285
Cash and Cash Equivalents at Beginning of Period	36,186	12,976

Cash and Cash Equivalents at End of Period	$37,406	$27,261

Supplemental Disclosure of Noncash Investing and Financing Activities
Nonmonetary exchange of assets	$250	$—
Issuance of compensatory common stock on executive incentive compensation plan	$884	$799
Note received in the sale of Avure business	$—	$1,313
Accounts payable incurred to acquire Property and Equipment, and Intangible Assets	$1,180	$—

See Accompanying Notes to

Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(unaudited, in thousands)

	Common Stock		Capital In Excess of Par	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Par Value
Balances, April 30, 2006	36,943	$364	$137,192	$(72,417)	$(7,999)	$57,140
Cumulative effect of the adoption of FAS 123R (Note 4)			(313)			(313)
Components of Comprehensive Income:
Net Income				6,813		6,813
Reclassification Adjustment for Settlement of Cash Flow Hedges, net of income tax of $0					273	273
Cumulative Translation Adjustment, Net of Income Tax of $0					(1,875)	(1,875)

Total Comprehensive Income						5,211

Exercise of Options	152	2	1,425			1,427
Stock Compensation	151	1	2,237			2,238

Balances, January 31, 2007	37,246	$367	$140,541	$(65,604)	$(9,601)	$65,703

See Accompanying Notes to

Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All tabular dollar amounts in thousands, except shares and per share amounts)

(Unaudited)

Note 1—Basis of Presentation

In the opinion of the management of Flow International Corporation (the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring items and accruals necessary to fairly present the financial position, results of operations and cash flows of the Company. The financial information as of April 30, 2006 is derived from the Company’s audited consolidated financial statements and notes for the fiscal year ended April 30, 2006 included in Item 8 in the fiscal 2006 Annual Report on Form 10-K/A Amendment No. 2 (“10-K/A”). These interim financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, and should be read in conjunction with the Company’s fiscal 2006 Form 10-K/A. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company’s financial statements. Actual results may differ from these estimates. Operating results for the three and nine months ended January 31, 2007 may not be indicative of future results.

For fiscal 2007, Interest Income and Interest Expense have been shown separately in the Condensed Consolidated Statement of Operations and the prior period presentation has been conformed.

Note 2—Restatement

Subsequent to the issuance of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2006 filed with the Securities and Exchange Commission on March 22, 2006, management determined that the Condensed Consolidated Statement of Cash Flows for the nine months ended January 31, 2006 should be restated. Management determined that $2.5 million of proceeds from the sale of a customer list to Barton Mines Company (“Barton”) should be reported as cash flows from investing activities rather than cash flows from operating activities.

The following items in the Condensed Consolidated Statement of Cash Flows for the nine months ended January 31, 2006 have been restated as follows:

	Nine Months Ended January 31, 2006
	As previously reported	As restated
Selected Condensed Consolidated Statement of Cash Flow Data:
Adjustments to Reconcile Net Loss to Cash Provided by Operating Activities:
Gain on Barton Sale	$—	$(2,500)
Cash Provided by Operating Activities	15,778	13,278
Proceeds from Sale of Customer List	—	2,500
Cash Provided by Investing Activities	1,462	3,962

Note 3—Segment Information

The Company has identified four reportable segments. These segments, North America Waterjet, Asia Waterjet, Other International Waterjet (together known as Waterjet), and Applications, utilize the Company’s released pressure technology. The Waterjet operation includes cutting and cleaning operations, which are focused on

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All tabular dollar amounts in thousands, except shares and per share amounts)

(Unaudited)

providing total solutions for many industries including aerospace, automotive, semiconductor, disposable products, food, glass, job shop, metal cutting, stone, tile, surface preparation, and paper. The Applications operation provides specialty engineered robotic systems designed for material removal and separation of various materials and for factory automation. These systems are primarily used in automotive applications. Segment operating results are measured based on sales, gross margin and operating income (loss).

A summary of operations by reportable segment is as follows:

	North America Waterjet	Asia Waterjet	Other International Waterjet	Applications	Inter- segment Eliminations		Total
Three Months Ended January 31, 2007
External sales	$28,439	$9,756	$13,110	$4,733	$		$56,038

Inter-segment sales	6,998	365	32	178		(7,573)	—

Gross margin	12,378	5,390	5,021	958		(3)	23,744

Operating income (loss)	(2,290)	2,749	1,703	286		(3)	2,445

Nine Months Ended January 31, 2007
External sales	$90,027	$25,245	$35,694	$12,885	$		$163,851

Inter-segment sales	18,367	1,009	105	364		(19,845)	—

Gross margin	40,510	14,328	13,817	1,937		(205)	70,387

Operating income (loss)	(845)	6,314	3,533	(504)		(205)	8,293

Three Months Ended January 31, 2006
External sales	$25,330	$7,168	$9,771	$5,261		$—	$47,530

Inter-segment sales	5,311	200	2,051	196		(7,758)	—

Gross margin	12,035	3,725	3,480	874		72	20,186

Operating income (loss)	(1,419)	2,154	700	(132)		72	1,375

Nine Months Ended January 31, 2006
External sales	$76,901	$20,404	$27,013	$15,883		$—	$140,201

Inter-segment sales	16,604	508	2,105	98		(19,315)	—

Gross margin	37,012	10,084	10,022	3,375		(40)	60,453

Operating income	3,919	5,515	1,327	467		(40)	11,188

A summary reconciliation of total segment operating income to total consolidated income (loss) from continuing operations before provision for income taxes is as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2006	2007	2006
Operating income for reportable segments	$2,445	$1,375	$8,293	$11,188
Interest income	241	303	622	358
Interest expense	(88)	(281)	(268)	(1,699)
Fair value adjustment on warrants issued	—	(2,117)	—	(6,952)
Other income (expense), net	846	(789)	1,871	(1,368)

Income (loss) before provision for income taxes	$3,444	$(1,509)	$10,518	$1,527

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

Effective May 1, 2006, the beginning of its fiscal year 2007, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123R (“FAS 123R”), “Share-Based Payment (Revised 2004)”. The Company elected to use the modified prospective transition method permitted by FAS 123R and therefore has not restated its financial results for prior periods. Under this transition method, the compensation cost recognized by the Company beginning in fiscal 2007 includes (a) compensation cost for all stock-based compensation awards that were granted prior to, but not vested as of May 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement of Financial Accounting Standard No. 123 (“FAS 123”), “Accounting for Stock Based Compensation”, and (b) compensation cost for all stock-based compensation awards granted subsequent to May 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. Compensation expense is recognized only for those options, stocks, or stock units expected to vest with forfeitures estimated at the grant date based on the Company’s historical experience and future expectations. If the actual number of forfeitures differs from those estimated by the management, additional adjustments may be required in future periods. Compensation expense is recognized on a straight-line basis over the total requisite service period of each award, and recorded in operating expenses on the Condensed Consolidated Statement of Operations.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All tabular dollar amounts in thousands, except shares and per share amounts)

(Unaudited)

The following table illustrates the effect on net income (loss) and net income (loss) per share for the three and nine months ended January 31, 2006 if the Company had applied the fair value recognition provisions of FAS 123 to stock-based compensation. Because the Company has a full valuation allowance against its deferred tax assets there are no tax effects presented related to the stock-based compensation items below.

	Three months ended January 31, 2006	Nine months ended January 31, 2006
Net loss, as reported	$(2,314)	$(1,274)
Add: Employee stock-based compensation under APB 25 included in net loss	1,715	3,019
Deduct: Total employee stock-based compensation expense under fair value based method for all awards	(309)	(718)

Pro forma net income (loss)	$(908)	$1,027

Net income (loss) per share:
As reported—basic and diluted	$(0.07)	$(0.04)
Pro forma—basic and diluted	$(0.03)	$0.03

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

The following tables summarize the stock option activities for the nine months ended January 31, 2007. The Company did not grant any stock options during the nine months ended January 31, 2006.

	Nine Months Ended January 31, 2007
	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term
Outstanding at May 1, 2006	1,241,991	$8.91
Granted during the period:	21,250	12.81
Exercised during the period:	(152,860)	9.31
Expired during the period:	(32,777)	8.86

Outstanding at January 31, 2007	1,077,604	$8.95	$2,936,757	3.88

Exercisable at January 31, 2007	1,052,187	$8.87	$2,954,834	3.78
Vested or expected to vest at January 31, 2007	1,052,187	$8.87	$2,954,834	3.78

Nine Months Ended January 31, 2007
Weighted Average grant-date fair value of stock options granted	$4.76
Total intrinsic value of options exercised	$677
Total fair value of options vested	$83
Cash received from exercise of share options	$1,427
Tax benefit realized from stock options exercised	$—

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All tabular dollar amounts in thousands, except shares and per share amounts)

(Unaudited)

The weighted-average fair values at the date of grant for options were estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	Nine Months Ended January 31
	2007	2006
Risk-free interest rates	4.97%	4.01%
Expected lives	Two years	Five years
Expected dividend yields	0%	0%
Expected volatility	61.86%	62.80%

For the nine months ended January 31, 2007, the Company recognized compensation expense related to stock options of $159,000 or $0.00 per basic and diluted share. As of January 31, 2007, total unrecognized compensation cost related to nonvested stock options of $34,000 is expected to be recognized over a weighted average period of two months.

Service-Based Stock Awards

The Company grants common stock or stock units to employees and directors of the Company with service conditions. The compensation cost of the stocks or units are based on their fair value at the grant date and recognized ratably over the service period.

The following table summarizes the service-based stock award activities for the nine months ended January 31, 2007:

	Nine Months Ended January 31, 2007
	Number of Shares	Weighted- Average Grant-date Fair Value
Nonvested at May 1, 2006	87,890	$4.86
Granted during the period	51,750	11.75
Forfeited during the period	(19,609)	3.38
Vested during the period:	(35,638)	5.77

Nonvested at January 31, 2007	84,393	$9.05

For the nine months ended January 31, 2007 and 2006, the Company recognized compensation expense related to service-based stock awards of $550,000 and $2.6 million, respectively. As of January 31, 2007, total unrecognized compensation cost related to such awards of $762,000 is expected to be recognized over a weighted average period of 2.46 years.

Performance-Based Stock Awards

The Company grants stock units to an executive of the Company as part of the executive’s employment agreement. The stock units are granted at the beginning of the Company’s fiscal year and are vested at the year end upon achieving predetermined performance targets for that fiscal year. The compensation cost of the stock units are based on their fair value at the grant date and recognized ratably over the service period. The Company

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All tabular dollar amounts in thousands, except shares and per share amounts)

(Unaudited)

granted 45,000 shares in the first quarter fiscal 2007 at grant-date fair value of $12.81. The shares will be vested at April 30, 2007 if the performance targets are met. For the nine months ended January 31, 2007 and 2006, the Company recognized compensation expense related to these awards of $432,000, and $521,000, respectively. As of January 31, 2007, total unrecognized compensation cost related to such award of $144,000 is expected to be recognized over of the following three months.

Under an annual incentive plan adopted for each fiscal year, the Company grants executives and certain employees annual bonuses in the form of cash and common stock of the Company. Awards are based on the Company’s performance and individual goals and are usually granted following the conclusion of the Company’s fiscal year end. The shares of the common stock are not known at the grant date and the amount of the stock is equivalent to a fixed monetary amount. These awards have been recorded as liability awards under FAS 123R. Prior to May 1, 2006, the common stock portion of the awards were recorded as equity under APB 25. A cumulative effect adjustment of $690,000 was recognized upon adoption of FAS 123R to record the amounts previously recorded from capital in excess of par as a liability. For the nine months ended January 31, 2007 and 2006, the Company recognized compensation expense related to the annual incentive plan of $477,000 and $579,000, respectively. As of January 31, 2007, total unrecognized compensation cost related to such awards $139,000 is of expected to be recognized over of the following three months.

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

The following table summarizes the LTIPs activities for the nine months ended January 31, 2007:

	Nine Months Ended January 31, 2007
	Number of Shares	Weighted- Average Grant-date Fair Value
Nonvested at May 1, 2006	279,000	$7.81
Granted during the period	162,500	$13.50
Forfeited during the period	(30,000)	$8.76

Nonvested at January 31, 2007	411,500	$9.99

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All tabular dollar amounts in thousands, except shares and per share amounts)

(Unaudited)

For the nine months ended January 31, 2007, the company recognized compensation expense related to LTIPs of $286,000. No such expense was recognized in the same period of the prior fiscal year as the achievement of the performance objectives was not deemed probable. As of January 31, 2007, total unrecognized compensation cost related to such awards of $2.6 million is expected to be recognized over a weighted average period of 1.97 years.

Note 5—Restructuring

In June 2005, the Company announced the closing and relocation of its Wixom, Michigan facility to its Burlington, Ontario facility. The Company terminated 25 employees and recorded associated severance benefits of $175,000 which were paid during the nine months ended January 31, 2006. The Company also wrote off $24,000 of inventory with no future value. In October 2005, once the facility was vacated, the Company recorded restructuring charges related to lease termination costs of $278,000, net of expected sublease income, and wrote-off leasehold improvements of $108,000 related to this leased space. In January 2006, the company reassessed its lease accrual as it has been unsuccessful in its efforts to sublease the vacated facility and increased the accrual by $76,000.

The remaining accrued facility exit costs for all segments at January 31, 2007 of $496,000, which consist of long-term lease commitments, net of expected sublease income, will be paid primarily over the next year.

The following table summarizes accrued restructuring activity, all incurred as facility exit costs:

	North America Waterjet	Other International Waterjet	Applications	Consolidated
Balance, April 30, 2006	$67	$164	$684	$915
Cash payments	(27)	(21)	(371)	(419)

Balance, January 31, 2007	$40	$143	$313	$496

Note 6—Other Income (Expense), Net

The Company’s subsidiaries have adopted the local currency of the country in which they operate as the functional currency. All assets and liabilities of these foreign subsidiaries are translated at period-end rates. Income and expense accounts of the foreign subsidiaries are translated at the average rates in effect during the period. Assets and liabilities (including inter-company accounts that are transactional in nature) of the Company which are denominated in currencies other than the functional currency of the entity are translated based on current exchange rates and gains or losses are included in the Condensed Consolidated Statement of Operations.

The following table shows the detail of Other Income (Expense), Net, in the accompanying Condensed Consolidated Statements of Operations:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2006	2007	2006
Realized Foreign Exchange Gains (Losses), Net	$370	$(219)	$27	$(439)
Unrealized Foreign Exchange Gains (Losses), Net	352	(513)	2,042	(971)
Hedge Costs	—	—	(206)	—
Other	124	(57)	8	42

	$846	$(789)	$1,871	$(1,368)

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All tabular dollar amounts in thousands, except shares and per share amounts)

(Unaudited)

The Company recorded an expense of $206,000 related to hedge transactions during the first and second quarters of fiscal 2007. The Company uses derivative instruments to manage exposures to foreign currency risks and records the hedge transactions in accordance with Statement of Financial Accounting Standards No. 133 (“FAS 133”), “Accounting for Derivative Instruments and Hedging Activities”. In fiscal 2006, the Company entered into derivative instruments to hedge against two aerospace systems to be paid in Eurodollars. In June 2006, the Company was directed by the customer to suspend, then subsequently to cancel work on these two systems as a result of changes in the timing and scope of the projects. The Company consequently cancelled the related hedges and discontinued hedge accounting in accordance with FAS 133.

Note 7—Income Taxes

For the three and nine months ended January 31, 2007, the tax provision consists of current expense related to operations in foreign jurisdictions which are profitable and without loss carryforwards. In addition, the Company’s German operations reported net income against which the Company offset net operating losses. However, because the operations in this jurisdiction has not shown a history of net income, the Company has not recognized a benefit for these unutilized net operating losses as it is currently more likely than not that such benefit will not be realized.

The Company continues to provide a full valuation allowance against its net operating losses and other net deferred tax assets, arising in all tax jurisdictions because the realization of such assets is not more likely than not. For the three and nine months ended January 31, 2007, the valuation allowance increased by $0.1million and decreased by $0.6 million, respectively. The change is mainly attributable to net operating losses carryforwards in Germany being applied against net income realized for the respective quarters. The domestic net operating losses can be carried forward 20 years to offset domestic profits in future periods and expire from fiscal 2022 through fiscal 2026 while the foreign net operating losses have no expiration dates.

Note 8—Discontinued Operations

On October 31, 2005, the Company completed the sale of certain of its non-core businesses as a result of the strategy to divest itself of operations that do not rely upon its core ultra-high-pressure water pump business (the “Avure Business”). The Company has classified the financial results of its Avure Business as discontinued operations on the Condensed Consolidated Statements of Operations for all periods presented. The Condensed Consolidated Statements of Cash Flows for the nine months ended January 31, 2006 do not reflect discontinued operations treatment for the Avure Business as the Company has elected not to reclassify its cash flows for this discontinued operation.

The purchaser of the Avure Business (the “Purchaser”) subsequently claimed that it was entitled to a further working capital adjustment of $1.4 million, which claim the Company disputed. The Company and the Purchaser agreed to resolve this claim in accordance with the arbitration procedure agreed on at the time of sale. The Company and the Purchaser also agreed that the Purchaser would have a limited right to prepay, at a 12.5% discount, the balance of the promissory note due 3 years after closing. The prepay right expired on January 31, 2007. The Company received a partial payment of $990,000 in the second quarter of fiscal 2007.

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

There were no activities for the discontinued operations for the three months ended January 31, 2006. Summarized financial information for the discontinued operations for the nine months ended January 31, 2006 is set forth below:

Nine Months Ended January 31, 2006
Sales	$16,087
Income before provision for income taxes	1,454
Provisions for income taxes	(488)

Income from operations of discontinued operations	$966

Note 9—Basic and Diluted Income (Loss) Share

Basic income per share represents income (loss) available to common shareholders divided by the weighted average number of shares outstanding during the period. Diluted income (loss) per share represents income (loss) available to common shareholders divided by the weighted average number of shares outstanding including the potentially dilutive impact of stock options and warrants, where appropriate. Potential common share equivalents of stock options and warrants are computed by the treasury stock method and are included in the denominator for computation of earnings per share if such equivalents are dilutive.

The following table sets forth the computation of basic and diluted income (loss) from continuing operations per share for the three and nine month periods ended January 31, 2007 and 2006:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2006	2007	2006
Numerator:
Income (loss) from continuing operations	$2,029	$(1,907)	$7,539	$(686)
Denominator:
Denominator for basic income (loss) per share—weighted average shares outstanding	37,238	34,653	37,169	34,516
Dilutive potential common shares from employee stock options	219	—	355	—
Dilutive potential common shares from warrants	256	—	274	—
Dilutive potential common shares from service and performance based stock awards	84	—	84	—

Denominator for diluted income (loss) —weighted average shares outstanding and assumed conversions	37,797	34,653	37,882	34,516

Basic income (loss) from continuing operations per share	$0.05	$(0.06)	$0.20	$(0.02)
Diluted income (loss) from continuing operations per share	$0.05	$(0.06)	$0.20	$(0.02)

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All tabular dollar amounts in thousands, except shares and per share amounts)

(Unaudited)

There were 96,250 and 21,250 potentially dilutive common shares from employee stock options which have been excluded from the diluted weighted average share denominator for the three and nine months ended January 31, 2007, respectively, as their effect would be anti-dilutive. There were 1,483,678 potentially dilutive common shares from employee stock options which have been excluded from the diluted weighted average share denominator for the three and nine months ended January 31, 2006, as their effect would be anti-dilutive. There were 2,269,465 shares of warrants which have been excluded from the diluted weighted average share denominator for the three and nine months ended January 31, 2006, as their effect would be anti-dilutive.

Note 10—Receivables, Net

Receivables, Net consist of the following:

	January 31, 2007	April 30, 2006
Trade Accounts Receivable	$27,893	$31,841
Unbilled Revenues	1,265	5,219

	29,158	37,060
Less: Allowance for Doubtful Accounts	3,254	2,867

	$25,904	$34,193

Note 11—Inventories

Inventories consist of the following:

	January 31, 2007	April 30, 2006
Raw Materials and Parts	$15,623	$13,450
Work in Process	3,213	2,042
Finished Goods	7,478	7,283

	$26,314	$22,775

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

Included in Other Accrued Liabilities as of January 31, 2007 was $1.9 million related to warranty costs. The following table shows the fiscal 2007 year-to-date activity for the Company’s warranty obligations:

Accrued warranty balance as of April 30, 2006	$1,491
Accruals for warranties	2,781
Warranty costs incurred	(2,515)

Accrued warranty balance as of January 31, 2007	$1,757

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All tabular dollar amounts in thousands, except shares and per share amounts)

(Unaudited)

Note 13—Long-Term Obligations and Notes Payable

Long-term obligations and notes payable are as follows:

	January 31, 2007	April 30, 2006
Long-Term Obligations:
Credit Agreement	$—	$—
Term Loans Payable	3,651	4,702
Less Current Portion	(841)	(928)

	$2,810	$3,774

Notes Payable	$1,029	$2,319

On July 8, 2005, the Company signed a new three year credit agreement (“Agreement”). The Company expensed $489,000 of fees during the nine months ended January 31, 2006 related to the prior credit agreement. The Agreement provides for a revolving line of credit of up to $30 million with a maturity date of August 1, 2008 and is collateralized by a general lien on all of the Company’s assets. Certain subsidiaries guaranteed the Company’s line of credit under the Agreement. Interest rates under the Agreement are at LIBOR plus a percentage depending on the Company’s leverage ratios (“financial covenants”), or at the Bank of America’s prime rate in effect from time to time, at the Company’s option. The borrowings under the Agreement were fully paid off as of April 30, 2006 and there have been no new borrowings during the nine months ended January 31, 2007. The Agreement requires compliance with funded debt, tangible net worth and liquidity ratios. The Company pays an annual letter of credit fee quarterly in arrears. The fee varies depending on the Company’s leverage ratio and is currently at 1.25% of the amount drawn under each outstanding letter of credit.

As of January 31, 2007, the Company had $28.1 million of domestic unused line of credit, net of $1.9 million outstanding letters of credit.

The Company was in compliance with all financial covenants as of January 31, 2007.

The Company also has leases for office equipment on which it owes outstanding principal of $201,000 and $337,000 as of January 31, 2007 and April 30, 2006, shown under Term Loans Payable.

The Company has obtained a seven-year collateralized long-term loan, expiring in 2011, in the amount of 145 million New Taiwanese Dollars (US$4.4 million) bearing interest at an annual rate of 3.23%. The loan is collateralized by the Company’s manufacturing facility in Taiwan. During the nine months ended January 31, 2007, the Company paid off $769,000 of the loan and is obligated to make semi-annual payments in June and December each year. The balance of $3.4 million at January 31, 2007 is included in Term Loans Payable.

The Company also has three unsecured credit facilities in Taiwan with a commitment totaling 228 million New Taiwanese Dollars (US$6.9 million at January 31, 2007), bearing interest at rates ranging from 1.97 to 2.69% per annum. The credit facilities generally have maturities of 12 months and can be extended for like periods, as needed, at the bank’s option. At January 31, 2007, the balance outstanding under these credit facilities amounts to US$1.0 million and is shown under Notes Payable.

Note 14—Commitments and Contingencies

At any time, the Company may be involved in certain legal proceedings in addition to the Omax and Crucible matters described below. The Company’s policy is to routinely assess the likelihood of any adverse judgments or

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All tabular dollar amounts in thousands, except shares and per share amounts)

(Unaudited)

outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after analysis of each known issue and an analysis of historical experience in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” and related pronouncements. The Company records reserves related to certain legal matters for which it is probable that a loss may be incurred and the range of such loss can be estimated. With respect to matters for which no reserve has been recorded, management has concluded that a loss is only reasonably possible or remote and, therefore, no liability is recorded. Management discloses the facts regarding significant matters assessed as reasonably possible and potential exposure, if determinable. Costs incurred with defending claims are expensed as incurred. As of January 31, 2007, the Company has accrued its insurance deductible on the pending claims that were deemed probable.

Omax Corporation (“Omax”) filed suit against the Company on November 18, 2004. The case, Omax Corporation v. Flow International Corporation, United States District Court, Western Division at Seattle, Case No. CV04-2334, was filed in federal court in Seattle, Washington. The suit alleges that the Company’s products infringe Omax’s Patent Nos. 5,508,596 entitled “Motion Control with Precomputation” and 5,892,345 entitled “Motion Control for Quality in Jet Cutting.” The suit also seeks to have the Company’s Patent No. 6,766,216 entitled “Method and System for Automated Software Control of Waterjet Orientation Parameters” declared invalid, unenforceable, and not infringed. The Company has brought claims against Omax alleging certain of their products infringe its Patent No. 6,766,216. Omax manufactures waterjet equipment that competes with the Company’s equipment. Both the Omax and the Company’s patents are directed at the software that controls operation of the waterjet equipment. Although the Omax suit seeks damages of over $100 million, the Company believes, having consulted with its counsel, that Omax’s claims are without merit, and the Company is not only contesting Omax’s allegations of infringement but also is vigorously pursuing its claims against Omax with regard to its own patent. The outcome of this case is uncertain, and an unfavorable outcome is possible. The Company has not provided any loss accrual related to the Omax lawsuit as of January 31, 2007. The Company has incurred, and expects to continue to incur, considerable legal fees related to this case.

In litigation arising out of a June 2002 incident, one of the Company’s excess insurance carrier notified the Company in December 2006 that it is contesting its obligation to provide coverage (“Crucible”). The Company purchases product liability insurance to cover claims of this nature. The Company believes the carrier’s position is without merit and has commenced a declaratory judgment action seeking a determination that the carrier is obligated to provide a full defense of the Company. The outcome of this case is uncertain, and an unfavorable outcome is possible. The Company has not provided any loss accrual related to this matter as of January 31, 2007. The unresolved claims relating to this incident total approximately $7 million.

Other Legal Proceedings—The Company does not believe these proceedings will have material adverse effect on its condensed consolidated financial position, results of operations or cash flows.

Note 15—Recently Issued Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This interpretation requires that the Company first determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position, and second measure the amount of benefit to be recognized in the financial statements for a tax position that meets the more-

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All tabular dollar amounts in thousands, except shares and per share amounts)

(Unaudited)

likely-than-not recognition threshold. FIN 48 is effective for fiscal years beginning after December 15, 2006 which is the beginning of the Company’s fiscal 2008. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

In September, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006 and early application is encouraged for any interim period of the first fiscal year ending after that date. The Company will apply SAB 108 in the 4th quarter of its fiscal 2007 and does not believe the application of SAB 108 will have a material impact on its financial statements.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards (“FAS 159) “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. FAS 159 provides entities with an option to choose to measure eligible items at fair value at specified election dates. If elected, an entity must report unrealized gains and losses on the item in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method, is irrevocable (unless a new election date occurs); and is applied only to entire instruments and not to portions of instruments. The Company is currently evaluating the impact of adopting FAS 159 on its financial statements, which is effective beginning in fiscal year 2008.

On December 21, 2006, the FASB issued FASB Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangement (“FSP”), which addresses an issuer’s accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies”. This FSP shall be effective immediately for registration

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All tabular dollar amounts in thousands, except shares and per share amounts)

(Unaudited)

payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP. The Company does not expect a material impact of adopting this FSP on its financial statements.

Note 16—PIPE Transaction

In connection with a March 2005 Private Investment in Public Equity transaction (“PIPE Transaction”), in which the Company sold $65 million of stock and warrants to investors, the Company entered into a Registration Rights

Agreement (“RRA”). Under the RRA, the Company is required to keep the registration statement on Form S-1 for the resale of common stock issued in PIPE and pursuant to warrants issued in the PIPE (“PIPE Securities”) effective and available for resale of PIPE Securities. The obligation exists until the earlier of five years, two years after the exercise of the warrants, or the resale of all PIPE Securities. If the registration is unavailable for resales for the period specified in the RRA, the Company will be obligated to pay, on a monthly basis, penalties to purchasers of PIPE Securities who still hold PIPE Securities. As of January 23, 2007, the monthly penalty would be approximately $600,000. The RRA originally provided that the Company would not have to pay penalties until the registration statement could not be used for resale for an aggregate total of 40 Trading Days. The registration statement has not been available for use since November 22, 2006. On January 24, 2007 (when the registration had not been available for resale for 40 Trading Days), the RRA was amended to increase the number of the black out days to 102. The Company expects to file a post-effective amendment to the registration statement in the near future. Until the post-effective amendment is declared effective by the SEC, the number of Trading Days when the registration statement has not been available for resales will continue to increase. The Company will be obligated to file post-effective amendments in the future on an annual basis to include updating information and to reflect “fundamental changes,” if any occur. Depending on the timing of the filing of the post-effective amendments and how long it takes the SEC to declare such post-effective amendments effective, the registration statement may not be available for resales for periods of time.

Note 17—Flow Korea Investigation

During the course of a regularly scheduled internal audit by Flow’s Internal Audit Department of its Korean sales and service operation, the Company discovered irregularities in its accounts receivable and banking records. On March 26, 2007, the Company completed an investigation in its Korean operation. As a result, the Company recorded cost of sales and general and administrative expenses of $377,000 during the three months ended January 31, 2007. Of that amount, $231,000 related to fiscal year 2006 and prior years.

Note 18—Subsequent Event

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

According to the Agreement, from the Effective Date through the Period of Employment, the Executive shall continue to be employed as the President and CEO of the Company with overall charge and responsibility for the business and affairs of the Company. Subject to the terms and conditions of the Agreement, the Executive will be entitled to the following payments and benefits. For the period beginning on the Effective Date and ending on the later of (i) 12 months after the Transition Date or (ii) April 30, 2008, the Company will pay the Executive a base salary at the rate of $550,000 per year. The Executive is also eligible to receive a bonus under the Company’s annual incentive plan for fiscal year 2007, fiscal year 2008 and fiscal 2009 to the extent that the Executive is employed by the Company during fiscal year 2008. The Executive ceased to participate in the Company’s LTIPs commencing on the Effective Date. The Executive is entitled to a cash severance payment payable after the Period of Employment of $4,475,250 (less applicable tax withholdings). The Agreement provides that all unvested stock options and shares of restricted stock held by the Executive that would have vested pursuant to their respective terms if the Executive had been employed by the Company through the later of the Transition Date or April 30, 2007 will vest on the Transition Date. The Agreement also provides for other benefits, such as a monthly financial planning allowance, a monthly cash allowance in lieu of provision of other perquisites, vacation accrual, and eligibility to participate in life insurance, health insurance, 401(k) and similar benefit plans of the Company.

The Company expects to incur total expenses of approximately $5.0 million over the Executive’s estimated Period of Employment related to above mentioned Agreement, which is reduced by the reversal of $658,000 related to payments under the LTIPs in which the Executive ceased to participate as of February 2, 2007. See Note 4 for detailed discussion of the LTIPs.

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT:

Statements made in this quarterly report on Form 10-Q that are not historical facts are forward-looking statements that involve risks and uncertainties. Forward-looking statements typically are identified by the use of such terms as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “plan” and similar words, although some forward-looking statements are expressed differently. You should be aware that our actual results could differ materially from those contained in any forward-looking statement due to a number of factors, which include, but are not limited to the following: the special risk factors and uncertainties set forth in Part I, Item 1A of our Annual Report on Form 10-K/A Amendment No. 2 for the year ended April 30, 2006; our belief that the financial covenants in our credit facilities are achievable based on current financial forecasts and our belief that our existing cash, cash from operations, and credit facilities at January 31, 2007 are adequate to fund our operations for the next twelve months; our belief that timing issues related to our working capital will not have a material adverse impact on our short-term liquidity requirements and our plan to continue capital spending on information technology and facilities and our expectation that the necessary funds will be generated internally; our expectation that the upgrade of our ERP system will enhance our control environment; our position regarding our pending legal proceedings with Omax; our belief that Omax’s claims are without merit and that we will incur considerable fees in this case; our expectation that operating results will continue to fluctuate in the future due to a variety of factors; our belief that waterjets are experiencing growing acceptance in the marketplace because of their flexibility and superior machine performance; our belief that sales growth over the next few years will result from new product development and enhancements; our belief that there will be a lower level of sales by Asia Waterject segment in our fourth fiscal quarter due to the management disruption related to the Asia investigation that was concluded in January 2007; our expectation of continued growth in western and central Europe from additional investments in staffing and marketing; our intent to file a post effective amendment to the Registration Statement on Form S-1; our expectation that short-term Aerospace sales will be lower and our plan to continue to invest in sales and marketing; our plan to continue to invest in sales and marketing to build waterjet technology awareness globally and to increase coverage of a growing base of potential customers; our plan to continue repatriating additional funds in the future; and our plan to increase the training of employees on our company’s values and the availability of our whistleblower hotline; our expectation that “other legal proceeding” will not have a material adverse effect. Additional information on these and other factors that could affect our financial results is set forth below. Finally, there may be other factors not mentioned above or included in our SEC filings that may cause our actual results to differ materially from those in any forward-looking statement. You should not place undue reliance on these forward-looking statements. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments, except as required by federal securities laws.

Results of Operations

(Tabular amounts in thousands)

Sales.

Our sales by segment for the periods noted below is summarized as follows:

	Three Months Ended January 31,				Nine Months Ended January 31,
	2007	2006	Difference	%	2007	2006	Difference	%
Sales
North America Waterjet	$28,439	$25,330	$3,109	12%	$90,027	$76,901	$13,126	17%
Asia Waterjet	9,756	7,168	2,588	36%	25,245	20,404	4,841	24%
Other International Waterjet	13,110	9,771	3,339	34%	35,694	27,013	8,681	32%
Applications	4,733	5,261	(528)	(10)%	12,885	15,883	(2,998)	(19)%

Total	$56,038	$47,530	$8,508	18%	$163,851	$140,201	$23,650	17%

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The North America, Asia and Other International Waterjet segments primarily represent sales of our standard cutting and cleaning systems throughout the world, as well as sales of our custom designed systems into the Aerospace industry. For the three and nine months ended January 31, 2007, revenue from our three Waterjet segments increased $9.0 million or 21%, and $26.6 million or 21% as compared to the prior year same periods. We are continuing to build market awareness of waterjet technology through investments in marketing and tradeshow activity. Our waterjets are experiencing growing acceptance in the marketplace because of their flexibility and superior machine performance. We also continue to invest in direct sales and technical services staff adding new personnel to service potential and existing customers.

For the three and nine months ended January 31, 2007, our revenue in North America segment experienced an overall increase of $3.1 million or 12%, and $13.1 million or 17% from the prior year respective periods. Shapecutting system sales in the United States benefited from the continued increasing awareness of waterjet cutting technology, introduction of new products, and the seasonal concentration of trade shows in the second fiscal quarter. At the end of fiscal 2006, we announced the introduction of the StonecrafterTM, a system specifically designed for the stone and tile industry, and a new 87,000 psi pump which increases the cutting speed over the 60,000 psi currently in use. We expect new product development and enhancements such as these, and the increasing adoption of waterjet cutting, to drive sales growth over the next few years. Sales to the Aerospace industry were down $2.1 million or 43% and up $2.3 million or 16% for the three and nine month period ended January 31, 2007, as compared to the prior year respective periods. Sales to the aerospace industry fluctuate quarter over quarter for various reasons such as the timing of the contract awards, timing of the project design and manufacturing schedule and finally shipment to the customer. The slowdown in the current fiscal quarter was due to the timing shift of certain follow on orders for large systems and hence we expect a continued lower revenue level in the following fiscal quarter because of this shift. We reached an agreement in September 2006 with one of our customers for the cancellation of an order for two large aerospace systems, and as a result recognized $2.2 million in the second fiscal quarter.

For the three and nine months ended January 31, 2007, our revenue in Asia Waterjet segment increased $2.6 million or 36%, and $4.8 million or 24% from the prior year respective periods. The growth in Asia Waterjet was fueled by expansion of waterjet systems into the semiconductor industry, and strong aftermarket business. We expect a lower level of sales in our fourth fiscal quarter due to the management disruption related to the Asia investigation in regards to the fraudulent deferral of revenue recognition by certain former members of management in the Asia Waterjet segment that was concluded in January 2007, and the absence of the large Nanojet launch order that occurred in the fourth quarter of fiscal 2006.

Growth in the Other International Waterjet segment represents primarily sales into Europe and South America. Revenue from our European operations has improved by $2.7 million or 31%, and $6.8 million or 29%, for the three and nine months ended January 31, 2007 on strong demand for our shapecutting systems which have benefited from a stronger Euro versus US Dollar. We expect continued growth in western and central Europe as a result of the additional investments in staffing and marketing efforts. Sales in South America increased $665,000 and $1.9 million, respectively, for the three and nine months ended January 31, 2007 compared to the prior year same periods on higher standard shapecutting system sales.

Our Applications segment represents sales of our automation and robotic waterjet cutting systems, as well as non-waterjet systems, which are sold primarily into the North American automotive industry. For the three and nine months ended January 31, 2007, we reported a $528,000 or 10%, and $3.0 million or 19%, decrease in revenue versus the prior year same period. This decline resulted from the continued softness in the domestic automotive industry. To counter act this market issue, we have been increasing our sales focus on systems that integrate waterjet cutting technology and deemphasizing non-waterjet systems in non-automotive markets.

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Systems vs. Spares. We also analyze our Waterjet revenues by looking at system sales and consumable sales as follows:

	Three Months Ended January 31,				Nine Months Ended January 31,
	2007	2006	Difference	%	2007	2006	Difference	%
Sales
Systems	$41,938	$34,847	$7,091	20%	$120,986	$100,518	$20,468	20%
Consumable parts	14,100	12,683	1,417	11%	42,865	39,683	3,182	8%

Total	$56,038	$47,530	$8,508	18%	$163,851	$140,201	$23,650	17%

Total systems sales increased $7.1 million or 20%, and $20.5 million or 20%, for the three and nine months ended January 31, 2007. Excluding sales in the Aerospace industry and the Applications segment, system sales increased 38% and 26%, respectively for the three and nine months ended January 31, 2007. The increase in systems sales is due to the growing acceptance of our waterjets in the market place, new product development and enhancement, and expansion of our waterjet systems into new industries, as discussed in the above Sales section. Consumables revenues recorded an increase of $1.4 million or 11%, and $3.2 million or 8% for the three and nine months ended January 31, 2007. Increases in spares sales resulted from a growing number of systems in service, our proprietary productivity enhancing kits and improved parts availability as well as the use of Flowparts.com, our easy-to-use internet order entry system. Flowparts.com has been deployed in the U.S. for two years and was launched in Europe early this year and is experiencing faster customer adoption than we experienced in the U.S.

Gross Margins. Our gross margin by segment for the periods noted below is summarized as follows:

	Three Months Ended January 31,				Nine Months Ended January 31,
	2007	2006	Difference	%	2007	2006	Difference	%
Gross Margin
North America Waterjet	$12,375	$12,107	$268	2%	$40,305	$36,972	$3,333	9%
Asia Waterjet	5,390	3,725	1,665	45%	14,328	10,084	4,244	42%
Other International Waterjet	5,021	3,480	1,541	44%	13,817	10,022	3,795	38%
Applications	958	874	84	10%	1,937	3,375	(1,438)	(43)%

Total	$23,744	$20,186	$3,558	18%	$70,387	$60,453	$9,934	17%

Our gross margin as a percent of sales by segment for the periods noted below is summarized as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2006	2007	2006
Gross Margin Percentage
North America Waterjet	44%	48%	45%	48%
Asia Waterjet	55%	52%	57%	49%
Other International Waterjet	38%	36%	39%	37%
Applications	20%	17%	15%	21%
Total	42%	42%	43%	43%

Gross margin for the three and nine months ended January 31, 2007 amounted to $23.7 million or 42% of sales, and $70.4 million or 43% of sales, respectively, as compared to gross margin of $20.2 million or 42% of sales and $60.5 million or 43% of sales in the prior year same periods. The gross margin improvements in our Asia

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

and Other International Waterjet are attributable to the strong product pricing, improved product mix, and the stronger Euro versus US Dollar. Margins in North America declined from the prior year due to a higher mix of systems sales versus consumable sales, higher freight costs and material prices, and average lower margins on special systems. Generally, comparison of gross margin rates will vary period over period depending on the mix of sales, which includes special systems, standard systems and consumables. Gross margin rates on our systems sales are typically less than 45% as opposed to consumables sales which are in excess of 50%. On average, standard systems which are included in the North America, Asia and Other International Waterjet segments carry higher margins than the custom engineered systems, which are represented by the Applications segment. Our Applications segment recorded significant decreases in margins for the nine months ended January 31, 2007 due to increased cost of certain automotive contracts during the first and second fiscal quarters. During the current fiscal quarter, improved contract pricing and management increased margins over the prior year same period. In addition, gross margin as a percent of sales will vary amongst segments due to inter-company sales and the related inter-company transfer pricing.

Sales and Marketing Expenses. Our sales and marketing expenses by segment for the periods noted below are summarized as follows:

	Three Months Ended January 31,				Nine Months Ended January 31,
	2007	2006	Difference	%	2007	2006	Difference	%
Sales and Marketing
North America Waterjet	$5,600	$4,860	$740	15%	$16,791	$13,215	$3,576	27%
Asia Waterjet	1,068	1,029	39	4%	3,578	3,059	519	17%
Other International Waterjet	2,550	2,178	372	17%	7,984	6,683	1,301	19%
Applications	395	292	103	35%	1,421	851	570	67%

Total	$9,613	$8,359	$1,254	15%	$29,774	$23,808	$5,966	25%

Sales and marketing expenses increased $1.3 million or 15%, and $6.0 million or 25% for the three and nine months ended January 31, 2007, as compared to the prior year same periods. This expense growth in the North America stemmed from increased investment in sales and marketing staff and higher trade show costs due to our attendance at the bi-annual International Manufacturing Technology Show held in Chicago in September 2006. Higher costs in Asia and Other International segments were due to investment in staff and higher commissions driven by higher sales. We plan to continue to invest in sales and marketing to build waterjet technology awareness globally and to increase coverage of a growing base of potential customers. During the first fiscal quarter, Applications reserved $215,000 against customer receivables due to an early termination because we believe the customer will be unable to pay the obligation under the contract. Expressed as a percentage of revenue, sales and marketing expenses were 17% and 18% for the three and nine months ended January 31, 2007, compared to 18% and 17% for the prior year same periods.

Research and Engineering Expenses. Our research and engineering expenses by segment for the periods noted below are summarized as follows:

	Three Months Ended January 31,				Nine Months Ended January 31,
	2007	2006	Difference	%	2007	2006	Difference	%
Research and Engineering
North America Waterjet	$2,118	$1,738	$380	22%	$6,001	$4,781	$1,220	26%
Asia Waterjet	132	174	(42)	(24)%	546	409	137	33%
Other International Waterjet	120	113	7	6%	330	355	(25)	(7)%
Applications	49	45	4	9%	174	95	79	83%

Total	$2,419	$2,070	$349	17%	$7,051	$5,640	$1,411	25%

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Research and engineering expenses increased $349,000 or 17%, and $1.4 million or 25% for the three and nine months ended January 31, 2007, as compared to the prior year same periods. In North America, we added key engineering personnel related to our core UHP technology as well as additional engineering resources to support new core product development, such as Stonecrafter™, the 87,000 psi pump and the 55,000 psi Husky, as well as continued core enhancements such as FlowMaster version 6.0, our latest system operating software. Expressed as a percentage of revenue, research and engineering expenses remained at 4% for the three and nine months ended January 31, 2007 as well as 2006.

General and Administrative Expenses. Our general and administrative expenses by segment for the periods noted below are summarized as follows:

	Three Months Ended January 31,				Nine Months Ended January 31,
	2007	2006	Difference	%	2007	2006	Difference	%
General and Administrative
North America Waterjet	$6,950	$6,856	$94	1%	$18,563	$17,597	$966	6%
Asia Waterjet	1,441	368	1,073	292%	3,890	1,101	2,789	253%
Other International Waterjet	648	489	159	33%	1,970	1,657	313	19%
Applications	228	593	(365)	(62)%	846	1,301	(455)	(35)%

Total	$9,267	$8,306	$961	12%	$25,269	$21,656	$3,613	17%

General and administrative expenses increased $961,000 or 12%, and $3.6 million or 17% for the three and nine months ended January 31, 2007, as compared to the prior year same period. The increase of $1.1 million and $2.8 million for the three and nine months period, respectively, in the Asia Waterjet segment includes $305,000 of losses related to the investigation in our Korean operation while the remainder of the increase was due to legal and professional fees related to the investigation conducted by the Audit Committee of the Board of Directors using independent counsel and an independent accounting firm in regards to fraudulent deferral of revenue recognition by certain former members of management in the Asia Waterjet segment. Expenses in the North America segment include North America waterjet division general and administrative expenses and all of our corporate overhead costs. The general and administrative expenses in our waterjet division are up due to the increase in management and finance staff to support our business growth. The corporate increase in staffing and related expenses has been offset by the decrease in the incentive stock compensation expenses primarily due to the Key Executive Retirement Plan which was terminated in the fourth quarter in fiscal 2006. Professional fees for legal expenses, audit fees and Sarbanes-Oxley compliance costs were $2.3 million and $5.4 million for the three and nine months ended January 31, 2007, consistent with the prior respective periods. Expressed as a percentage of revenue, general and administrative expenses were 17% and 15% for the three and nine months ended January 31, 2007, compared to 17% and 15% for the prior year same periods.

Restructuring Expenses. We incurred $76,000 and $661,000 of severance benefits and lease restructuring costs in the Applications segment related to the closing and relocation of our Wixom, Michigan facility during the three and nine months ended January 31, 2006. No such expenses occurred in the current fiscal year same periods.

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

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Income. Our operating income by segment for the periods noted below are summarized as follows:

	Three Months Ended January 31,				Nine Months Ended January 31,
	2007	2006	Difference	%	2007	2006	Difference	%
Operating Income
North America Waterjet	$(2,293)	$(1,347)	$(946)	70%	$(1,050)	$3,879	$(4,929)	NM
Asia Waterjet	2,749	2,154	595	28%	6,314	5,515	799	15%
Other International Waterjet	1,703	700	1,003	143%	3,533	1,327	2,206	166%
Applications	286	(132)	418	NM	(504)	467	(971)	NM

Total	$2,445	$1,375	$1,070	78%	$8,293	$11,188	$2,895	(26)%

NM = Not Meaningful

Interest Income, Interest Expense, Fair Value Adjustment on Warrants Issued and Other Income (Expense), Net. Interest Income for the current fiscal quarter was $241,000, compared to $303,000 for the same period prior year which included $202,000 for the 90 days note from the purchaser of our Avure Business. Interest income increased to $622,000 for the nine months ended January 31, 2007 from $358,000 for the same period prior year due to the higher average global cash balance approximately $37 million in fiscal 2007 versus $20 million in fiscal 2006 same periods. Interest Expense decreased to $88,000 and $268,000 for the three and nine months ended January 31, 2007 compared to $281,000 and $1.7 million in the prior year same periods. The significant decrease in fiscal 2006 Interest Expenses results from lower interest rates and lower average debt balance outstanding resulting from the payoff of the senior debt at the end of fiscal 2006. During the three and nine months ended January 31, 2006, we incurred $2.1 million and $7.0 million of expense associated with warrants which were required to be marked-to-market at each reporting period with corresponding gains and losses reported on the Condensed Consolidated Statement of Operations. During the three and nine months ended January 31, 2007, we recorded Other Income, Net of $846,000 and $1.9 million compared to Other Expense, Net of $789,000 and $1.4 million in the prior year same periods. This change results from the fluctuation in realized and unrealized foreign exchange gains and losses as described in the table below, as well as $206,000 related to hedges and their termination which is included in Other during the nine months ended January 31, 2007.

The following table shows the detail of Other Income (Expense), Net, in the Condensed Consolidated Statements of Operations:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2006	2007	2006
Realized Foreign Exchange Gains (Losses), Net	$370	$(219)	$27	$(439)
Unrealized Foreign Exchange Gains (Losses), Net	352	(513)	2,042	(971)
Hedges Costs	—	—	(206)	—
Other	124	(57)	8	42

	$846	$(789)	$1,871	$(1,368)

Income Taxes. For the three and nine months ended January 31, 2007 the tax provision consists of current expense related to operations in foreign jurisdictions which are profitable primarily in Taiwan and Japan. In addition for the three and nine months ended January 31, 2007, operations in certain jurisdictions (principally Germany) reported net income against which we offset net operating losses. However, because the operations in

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

these jurisdictions have not shown a history of net income, we have not recognized a benefit for these unutilized net operating losses as it is currently more likely than not that such benefit will not be realized. In addition, we continue to assess our ability to realize our net deferred tax assets. Recognizing the cumulative losses generated prior to the quarter ended January 31, 2007, we have determined it appropriate to continue to maintain a valuation allowance on our domestic net operating losses, certain foreign net operating losses and certain other deferred tax assets based on the expected reversal of both deferred tax assets and liabilities. The domestic net operating losses can be carried forward 20 years to offset domestic profits in future periods and expire from fiscal 2022 through fiscal 2026 if not used. Our foreign net operating losses currently do not have an expiration date. We provided a full valuation allowance against the deferred tax assets associated with the losses recorded in the United States during the quarter ended January 31, 2007.

Discontinued Operations, Net of Tax. In October 2005, we sold our Avure Business. For the nine months ended January 31, 2006, income from operations of discontinued operations was $966,000. The Company initially recorded a loss of $1.1 million, net of income tax of $334,000, on the sale which was consummated on October 31, 2005. As discussed in Note 8 to the Condensed Consolidated Financial Statements, for the three month period ended January 31, 2006, we have increased our Loss on Sale of Discontinued Operations, by $300,000 based on our best estimate of the amount to settle the working capital dispute raised by the purchaser of the Avure Business, and by $107,000 which is the discount we have offered to the purchaser on the 3 year note, for a total of $407,000. Also discussed in Note 8 to the Condensed Consolidated Financial Statements in the first quarter of fiscal 2007, the Company recorded $726,000 as Loss on Sale from Discontinued Operations due to the arbitrated resolution of the dispute between the Company and the purchaser of the Avure Business.

Net Income (loss). Our consolidated net income (loss) in the three months ended January 31, 2007 amounted to $2.0 million, or $0.05 per basic and diluted income per share as compared to a net loss of $2.3 million, or $.07 basic and diluted loss per share in the prior year same period. For the year-to-date period, our consolidated net income was $6.8 million, or $.18 per basic and diluted income per share as compared to a net loss of $1.3 million, or $.04 basic and diluted income per share in the prior year same period.

Changes in Financial Condition and Cash Flows

The following discussion reflects the restatement discussed in Note 2 to the Condensed Consolidated Financial Statements.

We generated $5.0 million of cash in operating activities during the nine months ended January 31, 2007 compared to $13.3 million cash generated for the nine months ended January 31, 2006. Cash generated before Changes in Operating Accounts was $11 million for the nine months ended January 31, 2007, equal to the prior year same period. Increases in revenues and gross margin were offset by increases in operating expenses to fund growth and to complete the Asian investigation and related audit and compliance expenses. Changes in operating accounts resulted in a net $5.6 million use of cash for the nine months ended January 31, 2007, compared to a net $2.2 million source of cash in the prior year same period. The change from prior period is primarily due to the completion of large aerospace contracts that have reduced deferred revenue and customer deposits.

See detailed discussion of these working capital account changes in the section below.

Working Capital

Net receivables are comprised of trade accounts receivable and unbilled revenues. At January 31, 2007, the net receivables balance decreased $8.3 million or 24% from April 30, 2006. The decrease in net receivables stemmed

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

from the reduction in trade receivable of $3.9 million due to reduced sales volume experienced during the period compared to the high balance at April 30, 2006 which is typically our strongest quarter. Receivables days sales outstanding (including unbilled revenues) at January 31, 2007 decreased to 42 from 46 in the prior year same period. The decrease was compounded by the reduction in unbilled revenue of $3.9 million from $5.2 million at April 30, 2006 to $1.3 million at January 31, 2007 primarily due to larger amounts of aerospace contracts at later completion stages at April 30, 2006 versus January 31, 2007, as well as the progress made on various contracts commensurate with costs incurred. Our unbilled receivables relate to equipment and systems sales accounted for on a percentage of completion basis. Unbilled revenues fluctuate due to the scheduling of production and achievement of certain billing milestones. In general, receivables can be negatively affected by the traditionally longer payment cycle outside the United States and the timing of billings and payments on large special system orders. Because of the lead-time to build and deliver such equipment, ultimate collection of such accounts can be subject to changing customer business and economic conditions.

Inventories at January 31, 2007 increased $3.5 million or 16% from April 30, 2006. Our inventory level was relatively lower at year end due to higher sales activities through the last fiscal quarter. The increase in inventory is also in response to our overall higher business volume as well as longer lead times quoted by our suppliers. The majority of the increase resides in our waterjet inventory in Asia and the U.S. including our domestic aerospace inventory, as well as our aftermarket parts supply required to support aftermarket sales growth.

Liquidity and Capital Resources

Approximately $33.2 million of our cash is held by divisions outside the United States. The repatriation of offshore cash balances from certain divisions will trigger additional tax liabilities. During the nine months ended January 31, 2006, we repatriated $1.4 million from a foreign subsidiary and we plan to continue repatriating additional funds in the future.

Our domestic senior credit agreement is our primary source of external funding. Effective July 8, 2005, we executed a new $30 million, three year senior credit agreement with Bank of America N.A. and U.S. Bank N.A. This credit agreement expires August 1, 2008 and bears interest at the bank’s prime rate or is linked to LIBOR plus a percentage depending on our leverage ratios, at our option. The agreement sets forth specific financial covenants to be attained on a quarterly basis, which we believe, based on our financial forecasts, are achievable. Our available credit at January 31, 2007 was $28.1 million, net of $1.9 million outstanding letter of credit.

We spent $4.4 million on capital expenditures during the nine months ended January 31, 2007 and expect to continue our capital spending primarily related to information technology and facility improvement during the rest of the fiscal year. It is expected that funds necessary for these expenditures will be generated internally.

We believe that our existing cash, cash from operations, and credit facilities at January 31, 2007 are adequate to fund our operations for at least the next twelve months.

Off-Balance Sheet Arrangements

We do not have any special purpose entities or off-balance sheet financing arrangements.

Contractual Obligations

During the nine months ended January 31, 2007, there were no material changes outside the ordinary course of business in our contractual obligations and minimum commercial commitments as reported in our Annual Report

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

on Form 10-K/A Amendment No. 2 for the year ended April 30, 2006. Effective February 2, 2007, the Company and Stephen R. Light, the Company’s current President and Chief Executive Officer entered into an employment agreement ( in connection with his planned retirement upon the Company’s appointment of a successor) with total payment of approximately $5.0 million. See detailed discussion in Note 18 to the Condensed Consolidated Financial Statements.

Critical Accounting Estimates and Judgments

There are no material changes in our critical accounting estimates as disclosed in our Annual Report on Form 10-K/A Amendment No. 2 for the year ended April 30, 2006. With the adoption of FAS 123R at the beginning of our first fiscal quarter of 2007, we added “Stock-Based Compensation” as a critical accounting estimate. Please refer to footnote 4 to the Condensed Consolidated Financial Statements for a discussion of our stock-based compensation plans.

Stock-Based Compensation

We account for stock-based compensation in accordance with the fair value recognition provisions of FAS 123R. The estimation of the grant-date fair value requires the input of subjective assumptions. These assumptions include estimating the volatility of our common stock price and specifically for our long term incentive plans, management’s forecast of company future performance that may vary significantly from actual results. Changes in the subjective assumptions can materially affect the estimate of the fair value of stock-based compensation and consequently, the related amounts recognized in the condensed consolidated statements of operations.

Recently Issued Accounting Pronouncements

Please refer to footnote 15 to the Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

FLOW INTERNATIONAL CORPORATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk during the nine months ended January 31, 2007. For additional information, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations as presented in our Annual Report on Form 10-K/A Amendment No. 2 for the year ended April 30, 2006.

Item 4. Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Our principal executive and financial officers supervised and participated in the evaluation. Based on the evaluation, our principal executive and financial officers each concluded that, as of the end of the period covered by this report, due to the material weaknesses in our internal control over financial reporting identified in our 2006 Form 10-K/A Amendment No. 2, our disclosure controls and procedures were not effective in providing reasonable assurance that information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

FLOW INTERNATIONAL CORPORATION

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

•	During second quarter of fiscal 2007, we hired a Tax Director and in third quarter a Tax Manager to strengthen our accounting and reporting for income taxes.

•	During second quarter of fiscal 2007, we hired a more experienced Internal Audit Director and in third quarter an Internal Audit Senior to strengthen the internal audit function.

•	We are in the process of increasing the training of employees on our company’s values and the availability of our whistleblower hotline.

•

During third quarter, we appointed a corporate Ethics and Compliance Officer who will be responsible for overseeing and coordinating the Company’s ethics and compliance programs, training and controls including distribution and adherence to the Guide to Ethical Conduct, and whistleblower hotline awareness.

•	During fourth quarter, we appointed a new Chief Information Officer who will be responsible for the Company’s technology and data infrastructure supporting the Company’s global operations.

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

Based on the COSO criteria, management has identified certain control deficiencies that represent material weaknesses. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Specifically, the material weaknesses identified were:

•

An insufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles (“GAAP”). As a result, we did not consistently maintain effective controls to ensure there was adequate (i) analysis, documentation, reconciliation and review of accounting records, and supporting data, and (ii) monitoring and oversight of the work performed by accounting and financial reporting personnel to ensure the accuracy and completeness of the consolidated financial statements in accordance with GAAP. This control deficiency resulted in errors and the restatement of our 2006 consolidated financial statements.

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

FLOW INTERNATIONAL CORPORATION

We are experiencing significant growth in some of our markets, and if we are unable to respond, our business may suffer.

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

Although we serve many different industries and market segments, we have experienced strong growth in the aerospace and semi-conductor industries. A market slowdown in either industry, a postponement of a major project such as occurred in aerospace, or a slowdown in the adoption of waterjet cutting in those industries could reduce revenue growth.

We are experiencing a decline in the domestic automotive industries, which may have an adverse effect on our financial results.

A portion of our revenues are derived from domestic automotive industries, which are currently experiencing a decline in demand. The continued softness in these industries may have an adverse effect on our financial results.

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

If we are unable to finalize the upgrades to our information technology systems that are currently in process, our future success may be negatively impacted.

In order to maintain our leadership position in the market and efficiently process increased business volume, we are making an $11 million upgrade to our computer hardware, software and our Enterprise Resource Planning (“ERP”) system. Should we be unable to continue to fund this upgrade, or should the ERP system upgrade be unsuccessful or take longer to implement than anticipated, our ability to grow the business and our financial results could be adversely impacted.

We may be subject to significant financial penalties if the registration statement for the resale of PIPE securities is not available for resales.

In connection with a March 2005 Private Investment Public Equity transaction (“PIPE Transaction”) in which we sold $65 million of stock and warrants to investors, we entered into a Registration Rights Agreement (“RRA”).

FLOW INTERNATIONAL CORPORATION

Under the RRA, we are required to keep the registration statement on Form S-1 for the resale of common stock issued in PIPE and pursuant to warrants issued in the PIPE (“PIPE Securities”) effective and available for resale of PIPE Securities. The obligation exists until the earlier of five years, two years after the exercise of the warrants, or the resale of all PIPE Securities. If the registration is unavailable for resales for the period specified in the RRA, we will be obligated to pay, on a monthly basis, penalties to purchasers of PIPE Securities who still hold PIPE Securities. As of January 23, 2007, the monthly penalty would be approximately $600,000. The RRA originally provided that we would not have to pay penalties until the registration statement could not be used for resale for an aggregate total of 40 Trading Days. The registration statement has not been available for use since November 22, 2006. On January 24, 2007 (when the registration had not been available for resale for 40 Trading Days), the RRA was amended to increase the number of blackout days to 102. We will file a post-effective amendment to the registration statement in the near future. Until the post effective amendment is declared effective by the SEC, the number of Trading Days when the registration statement has not been available for resales will continue to increase. We will be obligated to file post-effective amendments in the future on an annual basis to include updating information and to reflect “fundamental changes,” if any occur. Depending on the timing of the filing of the post-effective amendments and how long it takes the SEC to declare such post-effective amendments effective, the registration statement may not be available for resales for periods of time.

Changes in the tax and regulatory rules or requirements in the countries in which we operate could impact our operations.

We have offices in 14 countries and have manufacturing facilities in three of those countries. Changes in the local tax or regulatory rules could reduce our ability to ship our products cross-border profitably or operate our local businesses cost effectively, which could adversely impact our financial results.

Our Chief Executive Officer has announced his intent to retire from the Company, and our ability to recruit a replacement Chief Executive Officer may negatively impact our future success.

On February 2, 2007, our Chief Executive Officer, Mr. Stephen Light, announced his intention to retire from the Company effective upon the appointment of a successor Chief Executive Officer. The Company has retained the services of executive search firm Korn/Ferry International and a search for his replacement is currently underway. We may encounter difficulties recruiting a suitable replacement for Mr. Light. We will need to conduct an extensive national search to select a qualified candidate, and may incur significant costs in locating and attracting a suitable replacement. If we are unable to recruit a suitable replacement Chief Executive Officer, or if the process takes longer than expected, our future success may be negatively impacted.

If we are unable to retain the current members of our senior management team and other key personnel or to recruit additional key personnel, our future success may be negatively impacted.

Besides Mr. Light’s retirement discussed above, we may lose other key management personnel and encounter difficulties replacing these positions. We may also encounter difficulties in recruiting additional key personnel as our business grows. We may incur greater costs to attract replacement or additional personnel.

Our inability to protect our intellectual property rights, or our possible infringement on the proprietary rights of others, and related litigation could be time consuming and costly.

We defend our intellectual property rights because unauthorized copying and sale of our proprietary equipment and consumables represents a potential loss of revenue to us. From time to time we also receive notices from others claiming we infringe their intellectual property rights. The number of these claims may grow in the future, and responding to these claims may require us to stop selling or to redesign affected products, or to pay damages. On November 18, 2004, Omax Corporation (“Omax”) filed suit against us alleging that our products infringe

FLOW INTERNATIONAL CORPORATION

Omax’s patents. The suit also seeks to have a specific patent we hold declared invalid. Although the suit seeks damages of over $100 million, we believe Omax’s claims are without merit and we are contesting Omax’s allegations of infringement and also vigorously pursuing our claims against Omax with regard to our own patent. The outcome of this case is uncertain, and an unfavorable outcome is possible. We have and may continue to spend substantial amounts contesting Omax’s claims and pursuing our own. See Note 14 to Consolidated Financial Statements for further discussion of contingencies.

Our inability to settle our current insurance coverage litigation related to a June, 2002 claim could be time consuming and costly.

In litigation arising out of a June 2002 incident, our excess insurance carrier notified us in December 2006 that it is contesting its obligation to provide coverage. As discussed in Note 14 to the Condensed Consolidated Financial Statements in this Form 10-Q, we purchase product liability insurance to cover claims of this nature. We believe the carrier’s position is without merit and we have commenced a declaratory judgment action seeking a determination that the carrier is obligated to provide a full defense of us. The outcome of this case is uncertain, and an unfavorable outcome is possible. We have not provided any loss accrual related to this matter as of January 31, 2007. The unresolved claims relating to this incident total approximately $7 million. We have and may continue to spend substantial amounts contesting the insurance carrier’s denial of coverage.

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

The factors listed above may affect both our quarter-to-quarter operating results as well as our long-term success. Given the fluctuations in our operating results, investors should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance or to determine any trend in our performance. Fluctuations in our quarterly operating results could cause the market price of and demand for our common stock to fluctuate substantially.

We do business in industries that are cyclical, which may result in weakness in demand for our products.

Our products are sold in many industries, including job shops, automotive, and aerospace, that are highly cyclical. The machine tool industry, from 1998 through 2003, experienced a significant decline in global demand. Cyclical weaknesses in the industries we serve could lead to a reduced demand for our products.

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

We operate three main manufacturing facilities to cover the worldwide production of our waterjet equipment: two in the United States, and one in Taiwan. Should any of these facilities suffer damages caused by an act of nature or terrorism, our ability to provide products to our customers in a timely manner would be affected for a period of time which may have a negative impact on our operating results.

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

We have outstanding options and stock units that have the potential to dilute the return of our existing common shareholders and cause the price of our common stock to decline.

We have granted stock options to our employees and other individuals. At January 31, 2007, we had options outstanding to purchase 1,077,604 shares of our common stock, at a weighted average exercise price of $8.95 per share. In addition, we have compensation plans with certain employees and have granted those employees common stocks or stock units totaling 259,250 for the nine months ended January 31, 2007.

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

FLOW INTERNATIONAL CORPORATION

•	Require the affirmative approval of a merger, share exchange or sale of substantially all of the Corporation’s assets by 2/3 of the Corporation’s shares entitled to vote; and

•	Provide for 60 day advance notification for shareholder proposals and nominations at shareholder meetings.

Our largest shareholder, Third Point LLC, has suggested that we halt the search for a replacement Chief Executive Officer and immediately pursue opportunities to offer the Company for sale.

We received notice on February 2, 2007 from Third Point LLC (“Third Point”), our largest shareholder, that it had invested in the Company, in part, based on the confidence it placed in the leadership of Mr. Stephen Light as our Chief Executive Officer. In connection with Mr. Light’s upcoming retirement, Third Point has urged the Company to halt the search for a replacement Chief Executive Officer, and to immediately retain an investment bank for the purpose of offering the Company for sale. The Company’s Board of Directors and senior management team may have to focus a significant portion of their time dealing with and responding to Third Point’s request for sale, and this may impact the effort to locate a replacement Chief Executive Officer. Additionally, the proposed forced sale could require the Company’s Board of Directors and senior management team to focus on such issues during the transition period of a replacement Chief Executive Officer, which could inhibit the success of this management transition.

Market risk exists in our operations from potential adverse changes in foreign exchange rates relative to the U.S. dollar in our foreign operations.

A significant portion of our sales take place outside of the United States, and we transact business in various foreign currencies, primarily the Canadian dollar, the Eurodollar, the Japanese yen, the New Taiwan dollar, and the British pound. In addition, our foreign divisions may have customer receivables and vendor obligations in currencies other than their local currency which exposes us to near-term and longer term currency fluctuation risks. The assets and liabilities of our foreign operations, with functional currencies other than the U.S. dollar, are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. Aggregate net foreign exchange gains included in the determination of net income amounted to $2.1 million for the nine months ended January 31, 2007. Based on our results for the nine months ended January 31, 2007 for our foreign subsidiaries, and based on the net position of foreign assets less liabilities, a near-term 10% appreciation or depreciation of the U.S. dollar in all currencies we operate could impact operating income by $934,000 and other income (expense) by $216,000. Our financial position and cash flows could be similarly impacted. We have used derivative instruments in the past and may continue to use them in the future to manage the risk associated with foreign currency exchange rate changes for long term projects such as aerospace system sales.

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

Items 2, 3, 4, and 5 are None and have been omitted.

FLOW INTERNATIONAL CORPORATION

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