Form 10-K
period 2007-04-30
FLOW INTERNATIONAL CORP
filed 2007-07-16
CIK 713002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2007

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

As of October 31, 2006, the aggregate market value of the registrant’s common equity held by nonaffiliates of the registrant was $423,145,387 based on the closing sale price as reported on the NASDAQ National Market System as of October 31, 2006.

As of June 29, 2007, there were 37,321,951 shares of common stock outstanding.

Table of Contents:

Safe Harbor Statement

Statements made in this Form 10-K that are not historical facts are forward-looking statements that involve risks and uncertainties. Forward-looking statements typically are identified by the use of such terms as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “plan” and similar words, although some forward-looking statements are expressed differently. You should be aware that our actual results could differ materially from those contained in any forward-looking statement due to a number of factors, which include, but are not limited to the following: the special risk factors and uncertainties set forth in this document; our belief that waterjet technology is in the early adoption phase of its product life cycle; our confidence that we can continue to gain market share in the machine cutting tool market; our belief that increased market acceptance of waterjet cutting systems by the aerospace, automotive, and machining (job shop) industries will encourage other manufacturers, including those in other industries, to adopt waterjet solutions; our continuing a robust research and engineering program to maintain our technological leadership position through development of new products and applications, as well as enhancement of our current product lines; our position regarding our pending legal proceedings with Omax; our expectation that we will continue to spend significant amounts on the Omax case; our belief that the Applications segment is now positioned for growth in the future; our continuing to increase the market awareness of waterjet technology through investments in marketing and tradeshow activity; our belief that waterjets are experiencing growing acceptance in the marketplace because of their flexibility and superior machine performance; our continuing to invest in direct sales and technical services staff adding new personnel to service potential and existing customers; our expectation of continued growth in sales to the aerospace industry in our fiscal year 2008; our expected new product development and enhancements; our belief that increasing adoption of waterjet cutting will drive sales growth over the next few years; our belief that the improvements made in the Asia Waterjet management team, the increasing adoption of waterjet cutting technology across Asia and investments planned in sales and marketing to drive revenue growth over the next few years; our belief that we expect the Asia Waterjet segment to return to growth in fiscal 2008; our expectation of continued growth in western and central Europe from additional investments in sales and marketing; our belief that the Applications business is now better positioned for long term growth our belief that spare parts sales should continue to increase as more systems are put into service and as customers make greater use of their systems our plan to continue to repatriate earnings in the future; our intent to continue to make improvements to our system of internal controls and to continue to make improvements in the documentation and implementation training of our accounting policies; our striving to continue to improve our customer’s profitability through investment in the development of innovative products and services; our ability to absorb cyclical downturns through the flexibility of our UHP technology and market diversity; our confidence that we can continue to gain market share; our ability to retain a technical lead over our competitors through non-patented proprietary trade secrets and know-how in UHP applications; the ability of our patents to act as a barrier to entry for competitors in the UHP technology field; our intent to contest Omax’s allegations and our belief that we will continue to spend considerable amounts on this contest; our expectation that the funds necessary for capital expenditures will be generated internally; our expectation that “other legal proceeding” will not have a material adverse effect. Additional information on these and other factors that could affect our financial results is set forth below. Finally, there may be other factors not mentioned above or included in our SEC filings that may cause our actual results to differ materially from those in any forward-looking statement. You should not place undue reliance on these forward-looking statements. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments, except as required by federal securities laws.

All references to fiscal years are references to our fiscal year end of April 30, 2007.

PART I

Item 1.     Business

Flow International Corporation and its subsidiaries (hereinafter collectively referred to as “the Company”, “we”, or “our” unless the context requires otherwise) is the world’s leading developer and manufacturer of ultrahigh-pressure (UHP) water pumps and systems. Our UHP water pumps generate pressures from 40,000 to over 87,000 pounds per square inch (psi) and power waterjet systems that are used to cut and clean materials. Waterjet cutting is a fast-growing alternative to traditional cutting methods and has uses in many applications from food and paper products to steel and carbon fiber composites.

History

Flow International Corporation was incorporated in Delaware in 1983 as Flow Systems, Inc. and was reincorporated in Washington in October 1998. During the past four years, we have focused on our core UHP businesses, divesting non-core subsidiaries. Most recently, in October 2005, we sold our General Press operations and the non-UHP portion of our Food reportable segment (the “Avure Disposition”). Included in the Avure Disposition were our Avure Technologies, Incorporated, Flow International FPS AB, Avure Technologies AB subsidiaries, and our 51% interest in Flow Autoclave Systems (together, the “Avure Business”).

Business Segments

We operate in four business segments, which are North America Waterjet, Asia Waterjet, Other International Waterjet and Applications. The North America, Asia, and Other International Waterjet segments include our cutting and cleaning systems using UHP as well as parts and services further described below in respective geographic areas. The Applications segment includes systems for robotic articulation applications and automation systems which may or may not use UHP. These systems are primarily used in automotive applications. See Note 19 to the Consolidated Financial Statements for further discussion about segments and geographic areas.

Asia Investigations :    On September 11, 2006, we announced that the Audit Committee had commenced an investigation of allegations regarding the timing of recognition of revenue for certain Nanojet sales at our Asia Waterjet segment. The Audit Committee retained the law firm of Perkins Coie, LLP to conduct the investigation. Perkins Coie retained KPMG, LLP as forensic accounting advisor to provide accounting services to the investigation. The Audit Committee adopted the conclusions in the investigation final report, and on January 9, 2007 the Board of Directors adopted the conclusions of the final report and closed the investigation. The investigation found violations of our revenue recognition policy through manipulation of acceptance dates and falsification of records by three senior employees in Flow Asia. The revenue recognition policy that was violated provides that contingent revenues must be recognized in the period the contingency (in this case, installation) is completed. These violations were limited to Flow Asia and would have benefited the senior employees by increasing the revenues used to calculate their fiscal 2007 bonus. Approximately $2 million of revenue was recognized by the division in the fiscal 2007 first quarter ended July 31, 2006 that should have been recognized in the fourth quarter of fiscal 2006 (the quarter ended April 30, 2006). The three employees left the Company on November 28, 2006. The Company amended its fiscal year 2006 Form 10-K to correct for such errors. In response to the investigation’s findings, we developed a remediation plan which has been implemented by senior management with the advice and counsel of the Audit Committee and its advisors. The remediation plan involved rebuilding the Flow Asia organization; actions to assure clear and comprehensive policies, and establish and communicate behavior standards, to assure appropriate tone at the top, and to assure process compliance.

In February 2007, during the course of a regularly scheduled internal audit by Flow’s Internal Audit Department of its Korean sales and service operation, the Company discovered irregularities in its accounts receivable and banking records. On March 26, 2007, the Company completed an investigation in its Korean operation. As a result, the Company recorded cost of sales and general and administrative expenses of $377,000 during the year ended April 30, 2007. Of that amount, $231,000 related to fiscal year 2006 and prior years. We have filed a claim with our insurance underwriters to recover our losses.

Products and Services

Our mission is to provide the highest value product in the UHP water pump and system market. We strive to improve our customers’ profitability through the development of innovative products and services that expand our customers’ markets and increase their productivity. Our products are typically more expensive than our competitors’ because our brand promise is to provide superior reliability, value, service and technology.

The core of our business is our UHP water pumps. Our UHP water pumps pressurize water from 40,000 to 87,000 pounds per square inch (psi) and are integrated with water delivery systems so that water can be used to cut or clean material. A UHP system consists of a UHP pump and one or more waterjet cutting or cleaning heads with the robotics, motion control and automation systems necessary for the application. We sell both standard and application-specific waterjet cutting and cleaning systems. We also sell UHP water pumps separately to original equipment manufacturers.

Our UHP technology has two broad applications: cutting and cleaning.

Cutting.    The primary application of our UHP water pumps is cutting. In cutting applications, a UHP pump pressurizes water from 40,000 to 87,000 psi, and forces it through a small orifice, generating a high-velocity stream of water traveling at three or more times the speed of sound. In order to cut metallic and other hard materials, an abrasive substance, usually garnet, is added to the waterjet stream creating an abrasive jet. We utilize two different pump technologies to create the water pressure: intensifier and direct drive. Our intensifier pumps pressurize water up to 87,000 psi, and our direct drive pumps pressurize water up to 55,000 psi. Our cutting systems typically include a robotic manipulator that moves the cutting head. Our systems may also combine waterjet with other applications such as conventional machining, pick and place handling, inspection, assembly, and other automated processes.

Waterjet cutting is recognized as a more flexible alternative to traditional cutting methods such as lasers, saws or plasma. It has greater versatility in the types of products it can cut, and, because it cuts without heat or imparted energy, often reduces or eliminates the need for secondary processing operations and special fixturing. Therefore, waterjet cutting has applications in many industries, including aerospace, defense, automotive, semiconductors, disposable products, food, glass, job shop, sign, metal cutting, marble, tile and other stone cutting, and paper slitting and trimming.

Industrial Cleaning.    We also manufacture a product line used in waterjet cleaning, using direct drive pumps to create pressures in the range of 40,000 to 55,000 psi. The pressurized water is typically forced through one or more orifices in hand-held or robotic tools. These are used in industrial cleaning, paint removal, ship hull preparation, surface preparation, construction, and petro-chemical and oil field applications. In these applications there are typically fewer environmental concerns than traditional methods such as sandblasting.

Applications.    We offer specialty engineered robotic systems designed for material removal and separation of various materials and for factory automation. While a majority of the revenue is generated from the automotive industry, we are expanding into the military applications and consumer goods assembly markets. We also provide technical services to improve the productivity of automated assembly lines. Technical services include robot programming, process improvement, systems integration and production support.

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

Manufacturing and Raw Materials

Our production operations include machining, fabrication assembly and testing. We manufacture specially designed parts and assembled components into finished equipment. Many components are made in standard modules that can be used in more than one product or in combination with other components for a variety of models. We manufacture our UHP pumps in Kent, Washington and Hsinchu, Taiwan and manufacture waterjet systems in Jeffersonville, Indiana and Hsinchu, Taiwan. We assemble systems for our Applications segment in Burlington, Canada.

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

Marketing and Sales

We market and sell our products worldwide through our headquarters in Kent, Washington and through subsidiaries and offices located in Jeffersonville, Indiana; Birmingham, England; Bretten, Germany; Burlington, Canada; Hsinchu, Taiwan; Shanghai, QuangChou and Beijing, China; Incheon, Korea; Sao Paulo, Brazil; Buenos Aires, Argentina; Lyon, France; Milan, Italy; Madrid, Spain; and Yokohama and Nagoya, Japan. We sell directly through our own sales force to customers in North and South America, Europe, and Asia, and have distributors or agents covering those regions where we do not have a direct sales presence. No single customer accounted for 10% or more of our revenues during the three years ended April 30, 2007. Some of our customers are contractors to The Boeing Company (“Boeing”) and are purchasing from us equipment for certain projects awarded to them by Boeing. Boeing-related system revenue was $21.6 million in fiscal 2006, which is in excess of 10% of our consolidated revenue due in part to equipment related sales to the Boeing 787 project initiated in fiscal 2005. Boeing-related system revenue was not in excess of 10% of our consolidated revenue in fiscal years 2007 or 2005.

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

We offer our spare parts and consumables through the Internet at our Flowparts.com website in the U.S and Floweuropeparts.com in Europe where we strive to ensure that we are able to ship a large number of parts within 24 hours to our customers. We are currently evaluating this option for the Asia market.

Our sales are affected by worldwide economic changes. However, we believe that the productivity enhancing nature of our UHP technology and the diversity of our markets, along with the relatively early adoption phase of our technology, enable us to absorb cyclical downturns with less impact than conventional machine tool manufacturers, and we believe that we can continue to gain market share in the machine cutting tool market.

Markets and Competition

Waterjet technology provides manufacturers with an alternative to traditional cutting or cleaning methods, which utilize lasers, saws, knives, shears, plasma, routers, drills and abrasive blasting techniques. Many of the companies that provide these competing methods are larger and more established than Flow. Several dozen firms, other than Flow, have developed tools for cleaning and cutting based on waterjet technology.

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

We believe increased market acceptance of waterjet cutting systems by the aerospace, automotive, and machining (job shop) industries will encourage other manufacturers, including those in other industries, to adopt waterjet solutions. We estimate the current annual worldwide waterjet cutting systems market size at $500 million. The recent upswing in many of the major world economies has enhanced the favorable environment for waterjet companies. The increasing demand for waterjet technology is allowing waterjet companies to grow rapidly.

We believe we are the leader in the global waterjet cutting systems market with a market share estimated at approximately 40%. We face a broad range of competitors. Some of these competitors provide only portions of a waterjet system such as pumps or control systems. Other competitors integrate components from a variety of suppliers to provide a complete solution. Under the Flow brand, we compete in the high-end and mid-tier segments of the waterjet cutting market. Through our secondary brand, WaterjetProTM, we compete in the lower-priced segments of the market.

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

We believe we are a major competitor in the ultrahigh-pressure (equal to or greater than 40,000 psi) segment of the waterjet cleaning systems market with an estimated global market share between 25% and 30%. We have a significant share of this market in North and South America and Asia. We also have an opportunity to build market share and grow our business in Europe.

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

In addition to pumps and systems, we sell spare parts and consumables. While we believe our on-time delivery and technical service combine for the best all-around value for our customers, we face competition from numerous other companies who sell non-proprietary replacement parts for our machines. While they generally offer a lower price, we believe the quality of our parts, coupled with our service, makes us the value leader in spares and consumables.

Backlog

At April 30, 2007, our Waterjet backlog was $31 million compared to the April 30, 2006 backlog of $46.5 million. The aerospace backlog as of April 30, 2006 included $12.0 million for two aerospace systems on which we were directed to suspend work as a result of possible changes in the timing or scope of the project. These projects were subsequently cancelled and the Company reached a settlement with the customer in September 2006 and recognized revenue of $4.1 million in fiscal 2007 due to the settlement. Generally our products, exclusive of the aerospace product line which account for $5.1 million and $21.6 million of the backlog at April 30, 2007 and 2006, respectively, can be shipped within a four to 16 week period. The aerospace systems typically have lead times of six to 18 months. The changes in our backlog are not necessarily indicative of comparable variations in sales or earnings. The April 30, 2007 backlog represented 14% of our trailing twelve months sales. The unit sales price for most of our products and services is relatively high (typically ranging from tens of thousands to millions of dollars) and individual orders can involve the delivery of several hundred thousand dollars of products or services at one time. Furthermore, some items in backlog can be shipped more quickly than others, some have higher profit margins than others, and some may be cancelled by customers.

Research and Development

We have devoted between 3% and 4% of revenues to research and development during each of the three years ended April 30, 2007, 2006, and 2005. Research and development expenses were $8.7 million, $6.7 million, and $5.5 million, in fiscal 2007, 2006 and 2005, respectively. We continue a robust research and development program to maintain our technological leadership position through development of new products and applications, as well as enhancement of our current product lines.

Seasonal Variation in Business

Generally, the highest volume of sales occurs in our fourth fiscal quarter (February through April) which falls into the heavy buying pattern of our customers, i.e. in the first quarter of the calendar year. However, during the fiscal year ended April 30, 2007 sales volumes were generally consistent throughout the year.

Working Capital Practices

There are no special or unusual practices relating to our working capital items. We generally require advance payments as deposits on customized equipment and standard systems and require progress payments during the manufacturing of these products or prior to product shipment.

Employees

As of June 30, 2007, we had 756 full time employees. Approximately 58% were located in the United States, approximately 8% were located in Europe, approximately 18% were located in Asia and approximately 15% were located in other foreign locations. We are not a party to any material collective bargaining agreements.

Available Information

Our Internet website address is www.flowcorp.com. We make available at this address, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 and can also be obtained by calling the SEC at 1-800-SEC-0330. Information available on our website is not incorporated by reference in and is not deemed a part of this Form 10-K.

Item 1A.     Risk Factors

Following are significant risks which could negatively impact our financial condition, results of operations and cash flows.

We are experiencing significant growth in our markets, and if we are unable to respond, our business may be negatively impacted by loss of future sales to competitors.

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

Although we serve many different industries and market segments, a market slowdown in any of our main industry segments, a postponement of a major project, or a slowdown in the adoption of waterjet cutting in those industries could reduce revenue growth.

A further decline in the domestic automotive industries may have an adverse effect on our financial results.

A portion of our revenues are derived from the domestic automotive industries, which are currently experiencing a decline in demand. The continued softness in these industries may have an adverse effect on our financial results.

Economic weakness and tightening of credit in our served markets may adversely affect our financial results.

The products we sell are capital goods with individual system prices ranging from tens of thousands to several million dollars. Many of our customers depend on long term financing from a financial institution to purchase our equipment. Economic weakness in the capital goods market and/or a credit tightening by the banking industry could reduce our sales and accordingly affect our financial results.

If we are unable to finalize the upgrades to our information technology systems that are currently in process, our future success may be negatively impacted.

In order to maintain our leadership position in the market and efficiently process increased business volume, we are making an $11 million, multi-year upgrade to our computer hardware, software and our Enterprise Resource Planning (“ERP”) system. Should we be unable to continue to fund this upgrade, or should the ERP system upgrade be unsuccessful or take longer to implement than anticipated, our ability to grow the business and our financial results could be adversely impacted.

We may be subject to significant financial penalties if the registration statement for the resale of PIPE securities is not available for resales.

In connection with a March 2005 Private Investment Public Equity transaction (“PIPE Transaction”) in which we sold $65 million of stock and warrants to investors, we entered into a Registration Rights Agreement (“RRA”). Under the RRA, we are required to keep a registration statement on Form S-1 for the resale of common stock issued in PIPE and pursuant to warrants issued in the PIPE (“PIPE Securities”) effective and available for resale of PIPE Securities. The obligation exists until the earlier of five years, two years after the exercise or retirement of the warrants, or the resale of all PIPE Securities. If the registration is unavailable for resales for the period specified in the RRA, we will be obligated to pay, on a monthly basis, penalties to purchasers of PIPE Securities who still hold PIPE Securities. As of the date of this filing, the monthly penalty would be approximately $400,000. The RRA originally provided that we would not have to pay penalties until the registration statement could not be used for resale for an aggregate total of 40 trading days. The registration statement became unavailable for use November 22, 2006. On January 24, 2007 (when the registration had not been available for resale for 40 trading days), the RRA was amended to increase the number of blackout days to 102. The post effective amendment filed on April 12, 2007 was declared effective by the SEC on April 18, 2007, leaving 2 trading days. We will be obligated to file additional post-effective amendments in the future to include updating information and to reflect “fundamental changes,” if any, that may occur. Depending on the timing of the filing of the post-effective amendments and how long it takes the SEC to declare such post-effective amendments effective, the remaining trading days may not be sufficient, and we may be liable for penalties.

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

We have experienced turnover in our Chief Executive Officer position in recent months and if we are not able to retain our newly appointed Chief Executive Officer, Mr. Charles Brown, we may have difficulty implementing our business strategy.

On February 2, 2007, our Chief Executive Officer, Mr. Stephen Light, announced his intention to retire from the Company effective upon the appointment of a successor Chief Executive Officer. On July 3, 2007 our Board of Directors appointed Mr. Charles Brown as our new Chief Executive Officer in anticipation of Mr. Light’s resignation effective upon the filing of this annual report on Form 10-K. Mr. Brown has not previously been affiliated with the Company and there is a risk that he may not be integrated effectively, or in a timely fashion, into the Company and accordingly the Company’s results of operation may be adversely impacted.

If we are unable to retain the current members of our senior management team and other key personnel or to recruit additional key personnel, our future success may be negatively impacted.

While we do not expect to lose any key management personnel in connection with the integration of our new Chief Executive Officer it is always possible that we will suffer such losses and encounter difficulties replacing these positions. We may also encounter difficulties in recruiting additional key personnel as our business grows. We may incur greater costs to attract replacement or additional personnel.

Our inability to protect our intellectual property rights, or our possible infringement on the proprietary rights of others, and related litigation could be time consuming and costly.

We defend our intellectual property rights because unauthorized copying and sale of our proprietary equipment and consumables represents a potential loss of revenue to us. From time to time we also receive notices from others claiming we infringe their intellectual property rights. The number of these claims may grow in the future, and responding to these claims may require us to stop selling or to redesign affected products, or to pay damages. On November 18, 2004, Omax Corporation (“Omax”) filed suit against us alleging that our products infringe Omax’s patents. The suit also seeks to have a specific patent we hold declared invalid. Although the suit seeks damages of over $100 million, we believe Omax’s claims are without merit and we are contesting Omax’s allegations of infringement and also vigorously pursuing our claims against Omax with regard to our own patent. The outcome of this case is uncertain, and an unfavorable outcome is reasonably possible. We have and will continue to spend substantial amounts contesting Omax’s claims and pursuing our own. See Note 16 to Consolidated Financial Statements for further discussion of contingencies.

Our inability to settle our current insurance coverage litigation related to a June, 2002 claim could be time consuming and costly.

In litigation arising out of a June 2002 incident at a Crucible Metals’ (“Crucible) facility, our excess insurance carrier notified us in December 2006 that it is contesting its obligation to provide coverage for the property damage. As discussed in Note 16 to the Consolidated Financial Statements, we purchase product liability insurance to cover claims of this nature. We believe the carrier’s position is without merit and we have commenced a declaratory judgment action seeking a determination that the carrier is obligated to provide a full defense of us. The outcome of this case is uncertain, and an unfavorable outcome is reasonably possible. We have not provided any loss accrual related to this matter as of April 30, 2007. The unresolved claims relating to this incident total approximately $7 million. We have and may continue to spend substantial amounts contesting the insurance carrier’s denial of coverage.

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

Our products are sold in many industries, including machine tool, which include job shops, stone and tile, automotive and aerospace, that are highly cyclical. The machine tool industry, from 1998 through 2003, experienced a significant decline in global demand. Cyclical weaknesses in the industries that we serve could lead to a reduced demand for our products.

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

If we cannot develop technological advancements to our products through continued research and engineering, our financial results may be adversely affected.

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

We have outstanding option, warrants, and restricted stock units that have the potential to dilute the return of our existing common shareholders and cause the price of our common stock to decline.

We have granted stock options to our employees and other individuals. At April 30, 2007, we had options and warrants outstanding to purchase 1,466,704 shares of our common stock, at exercise prices ranging from $2.00 to $12.81 per share. In addition, we have compensation plans with certain employees which granted those employees common stocks or restricted stock units totaling 51,750 shares in fiscal 2007.

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

Our largest shareholder, Third Point LLC, has made requests and demands that could require the focus of the Board of Directors and Management.

Our largest shareholder, Third Point LLC (“Third Point”) had urged the Company to halt the search for a replacement Chief Executive Officer, and to retain an investment bank for the purpose of offering the Company for sale (subsequently changed to a demand to “retain a publicly identified and well recognized investment bank, with a clear mandate to explore strategic alternatives including a sale of the Company”). It had also insisted that the Company repeal its poison pill and de-stagger the election of its Board of Directors. The Board of Directors retained an investment bank, which performed a full capital markets analysis to ensure that the Board considered the broadest range of options and potential opportunities for optimizing shareholder value for the benefit of all shareholders. The Board of Directors has announced, following this analysis, that it believes that remaining independent is in the best interest of the shareholders. Third Point had indicated that if it is not satisfied with the Board’s responses to its requests and demands, it will seek to replace members of the Board of Directors at the next annual meeting. Third Point has not publicly responded to the Board’s announcement of the results of the capital markets analysis. It is possible that a proxy contest could be a distraction to the Company’s Board of Directors in its efforts to transition to, a new CEO and could be a distraction to the senior management team in their efforts to maintain the Company’s position as world leader in ultra high-pressure waterjet cutting technology.

Market risk exists in our operations from potential adverse changes in foreign exchange rates relative to the U.S. dollar in our foreign operations.

A significant portion of our sales take place outside of the United States, and we transact business in various foreign currencies, primarily the Canadian dollar, the Eurodollar, the Japanese yen, the New Taiwan dollar, and the Swiss Franc. In addition, our foreign divisions may have customer receivables and vendor obligations in currencies other than their local currency which exposes us to near-term and longer term currency fluctuation risks. The assets and liabilities of our foreign operations, with functional currencies other than the U.S. dollar, are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. Aggregate net foreign exchange gains included in the determination of net income amounted to $2.0 million for the year ended April 30, 2007. We have used derivative instruments in the past and may continue to use them in the future to manage the risk associated with foreign currency exchange rate changes.

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

We are subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002. Material weaknesses in internal control over financial reporting, if identified in future periods, could indicate a lack of proper controls to generate accurate financial statements.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and related SEC rules, we are required to furnish a report of management’s assessment of the effectiveness of our internal control over financial reporting as part of our Annual Report on Form 10-K. Our independent registered public accountants are required to audit and report on management’s assessment, as well as provide a separate opinion on their evaluation of our internal controls over financial reporting. To make our assessment, we document our internal control design and the testing processes that support our evaluation and conclusion, and then we test and evaluate the results. There can be no assurance, however, that we will be able to remediate material weaknesses, if any, that may be identified in future periods, or maintain all of the controls necessary for continued compliance. We have in the past discovered, and may in the future discover, areas of our internal control over financial reporting that need improvement. If we or our independent registered public accountants discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. We may not be able to effectively and timely implement necessary control changes and employee training to ensure continued compliance with Section 404 of the Sarbanes-Oxley Act and other regulatory and reporting requirements. There likewise can be no assurance that we will be able to retain sufficient skilled finance and accounting personnel, especially in light of the increased demand for such personnel among publicly traded companies.

Item 1B.     Unresolved Staff Comments

None.

Item 2.     Properties

We manufacture our waterjet systems in Kent, Washington, our headquarters and the primary UHP pump manufacturing facility as well as Jeffersonville, Indiana, and Hsinchu, Taiwan. We manufacture our Applications systems in Burlington, Canada. We sell products through all of these locations, in addition to sales offices located in Bretten, Germany; Birmingham, England; Milan, Italy; Madrid, Spain; Lyon, France; Yokohama, Nagoya and Tokyo, Japan; Shanghai, QuangChou and Beijing, China; Incheon, Korea; Sao Paulo, Brazil; and Buenos Aires; Argentina.

All of our facilities are leased with the exception of our manufacturing facilities in Jeffersonville, Indiana and Hsinchu, Taiwan.

We are currently reviewing options to expand facilities in Jeffersonville, Indiana, as a result of increased business. However, we believe that our facilities in other locations are suitable for our current operations and any increase in production in the near term will not require additional space.

Item 3.     Legal Proceedings

At any time, we may be involved in certain legal proceedings. Our policy is to routinely assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after thoughtful analysis of each known issue and an analysis of historical experience. We record reserves related to certain legal matters for which it is probable that a loss has been incurred and the range of such loss can be estimated. With respect to other matters, management has concluded that a loss is only reasonably possible or remote and, therefore, no liability is recorded. Management discloses the facts regarding material matters assessed as reasonably possible and potential exposure, if determinable. Costs incurred with defending claims are expensed as incurred. As of April 30, 2007, we have recorded reserves related to certain legal matters for which it is probable that a loss has been incurred and the range of such loss can be estimated.

Omax Corporation (“Omax”) filed suit against us on November 18, 2004. The case, Omax Corporation v. Flow International Corporation, United States District Court, Western Division at Seattle, Case No. CV04-2334, was filed in federal court in Seattle, Washington. The suit alleges that our products infringe Omax’s Patent Nos. 5,508,596 entitled “Motion Control with Precomputation” and 5,892,345 entitled “Motion Control for Quality in Jet Cutting.” The suit also seeks to have our Patent No. 6,766,216 entitled “Method and System for Automated Software Control of Waterjet Orientation Parameters” declared invalid, unenforceable and not infringed. We have brought claims against Omax alleging certain of their products infringe our Patent No. 6,766,216. Omax manufactures waterjet equipment that competes with our equipment. Both the Omax and our patents are directed at the software that controls operation of the waterjet equipment. Although the Omax suit seeks damages of over $100 million, we believe Omax’s claims are without merit and we intend not only to contest Omax’s allegations of infringement but also to vigorously pursue our claims against Omax with regard to our own patent. The outcome of this case is uncertain and an unfavorable outcome is reasonably possible. We have spent, and expect to continue to spend, significant amounts on this case.

In litigation arising out of a June 2002 incident at a Crucible Metals’ (“Crucible”) facility, the Company’s excess insurance carrier notified the Company in December 2006 that it is contesting its obligation to provide coverage for the property damage. As discussed in Note 16 to the Consolidated Financial Statements, the Company purchases product liability insurance to cover claims of this nature. The Company believes the carrier’s position is without merit and has commenced a declaratory judgment action seeking a determination that the carrier is obligated to provide a full defense of the Company. The outcome of this case is uncertain, and an unfavorable outcome is reasonably possible. Accordingly, the Company has not provided any loss accrual related to this matter as of April 30, 2007. The unresolved claims relating to this incident total approximately $7 million.

Other Legal Proceedings—For matters other than Omax and Crucible described above, we do not believe these proceedings will have a material adverse effect on our consolidated financial position, results of operations, or cash flows. See Note 16 to Consolidated Financial Statements for a description of our product liability claims and litigation.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The principal market for our common stock is the over-the-counter market. Our stock is traded on the NASDAQ National Market under the symbol “FLOW”. The range of high and low sales prices for our common stock for the last two fiscal years is set forth in the following table.

	Fiscal Year 2007		Fiscal Year 2006
	Low	High	Low	High
First Quarter	$12.53	$16.74	$5.87	$7.83
Second Quarter	10.60	14.68	6.83	9.39
Third Quarter	9.75	12.41	6.40	10.64
Fourth Quarter	10.43	12.97	9.06	14.30

Holders of the Company’s Common Stock

There were 837 shareholders of record as of June 29, 2007.

Dividends

We have not paid dividends to common shareholders in the past. Our Board of Directors intends to retain future earnings, if any, to finance development and expansion of our business and reduce debt and does not expect to declare dividends to common shareholders in the near future. We have no restrictions on our ability to pay dividends to our shareholders.

Recent Sales of Unregistered Securities

On April 20, 2006, we announced our intention to convert all remaining common stock warrants issued in connection with PIPE Transaction to common stock on April 28, 2006, other than those that could not be exercised because of a provision in the warrants preventing their exercise when it would make the holder have more than 10% of the Company’s shares. The warrant holders had the option of completing the conversion on a cash or cashless basis. For those warrant holders opting for the cashless exercise, we issued 334,054 shares. We received $3.6 million from warrant holders that converted on a cash basis and issued 886,443 shares. At April 30, 2007, there were 403,300 warrants outstanding which are exercisable at $4.07 per share.

Securities Authorized for Issuance under equity compensation plans

Refer to Footnote 13 of the consolidated financial statements for a description of the Company’s stock compensation plans.

The number of securities to be issued upon exercise of outstanding options, the weighted average exercise price of outstanding options, and the number of securities remaining for future issuance under the Plans are summarized as follows:

	Number of Securities to be Issued Upon Exercise of Outstanding Option	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity Compensation Plans approved by security holders	1,063,404	$8.99	1,929,182

Stock Price Graph

The following graph compares the cumulative 5-year total return of holders of Flow International Corporation’s common stock with the cumulative total returns of the S&P Smallcap 600 index, the NASDAQ Composite index, and the Dow Jones US Industrial Machinery index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 4/30/2002 to 4/30/2007.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Flow International Corporation, The S&P Smallcap 600 Index,

The NASDAQ Composite Index And The Dow Jones US Industrial Machinery Index

	4/02	4/03	4/04	4/05	4/06	4/07
Flow International Corporation	100.00	11.04	24.06	55.85	127.55	109.81
S&P Smallcap 600	100.00	79.05	110.63	122.17	160.52	172.80
NASDAQ Composite	100.00	84.47	113.81	114.26	140.77	154.02
Dow Jones US Industrial Machinery	100.00	70.73	91.22	97.05	82.37	85.85

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities

None.

Item 6.     Selected Financial Data

(In thousands, except per share amounts)	Year Ended April 30,
	2007	2006	2005(2)	2004(2)	2003(1)(2)
Statement of Operations Data:
Sales	$217,279	$205,432	$172,966	$132,861	$121,833
Income (Loss) From Continuing Operations	4,355	7,998	(12,174)	(10,668)	(43,965)
Net Income (Loss)	3,670	7,410	(21,197)	(11,274)	(67,813)
Basic Income (Loss) Per Share From Continuing Operations	0.12	0.23	(0.69)	(0.69)	(2.86)
Basic Net Income (Loss) Per Share	0.10	0.21	(1.19)	(0.73)	(4.42)
Diluted Income (Loss) Per Share From Continuing Operations	0.12	0.22	(0.69)	(0.69)	(2.86)
Diluted Net Income (Loss) Per Share	0.10	0.20	(1.19)	(0.73)	(4.42)

(In thousands)	April 30,
	2007	2006	2005	2004	2003
Balance Sheet Data:
Working Capital (Deficit)	$42,137	$42,427	$6,154	$(8,757)	$(6,709)
Total Assets	122,140	119,268	118,467	129,272	147,088
Short-Term Debt	7,188	3,247	13,443	48,727	61,056
Long-Term Obligations, net	2,779	3,774	5,704	38,081	29,023
Shareholders’ Equity (Deficit)	61,780	57,140	29,464	(8,217)	5,959

(1)	The Statement of Operations for fiscal 2003 includes the impact of management’s launch of its restructuring program and resulting focus on cash generation.
(2)	Our consolidated statement of operations for fiscal 2005 through 2003 has been recast to give effect to the sale of the Avure Business and present the results for the Avure Business as discontinued operations.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview of our results from 2005 through 2007

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

Sales were $217.3 million in 2007, $205.4 million in 2006, and $173.0 million in 2005. Our combined sales for North America, Asia and Other International Waterjet, which were 92% of sales in 2007, 90% in 2006 and 82% in 2005, benefited from the increased global adoption of waterjet technology. Overall sales growth was negatively impacted by a decline in sales at our Asia Waterjet and Application segments. Asia sales, which were 14% of sales in 2007, 19% of sales in 2006 and 15% of sales in 2005, were negatively impacted in 2007 by the management disruption resulting from the Asia investigations, which discovered the fraudulent deferral of revenue recognition by certain former Asia Waterjet managers and the absence of the large Nanojet launch order that occurred in the fourth quarter of fiscal 2006 and a slow down in sales to the semiconductor industry. We have changed the management team in Asia Waterjet and expect the segment to return to growth in 2008. Applications segment sales, were 8% of sales in 2007, 10% in 2006, and 18% in 2005. Beginning in 2005, we started repositioning this business to focus on integrating waterjet cutting cells into engineered robotic systems and reduce the focus on non-waterjet applications and the automotive industry. We believe the Applications segment is now better positioned for growth in the future.

Operating income was $5.2 million or 2% of sales in 2007, $21 million or 10% of sales in 2006, and $8.3 million or 5% of sales in 2005. Operating results in 2006 benefited from improvements in our manufacturing processes, cost reductions from our global supply chain initiatives and the benefits of increased volume. During 2007, operating results were negatively impacted by increased material and warranty costs, higher professional fees related to regulatory compliance, the Asia investigations, and the cost to amend the CEO’s employment contract. General and administrative expenses were 17% of sales in 2007, 16% in 2006 and 13% in 2005.

Income (loss) from continuing operations was $4.4 million or $.12 per diluted share on 37.2 million average shares in 2007, $8 million or $0.22 per diluted share on 36.7 million average shares in 2006 and ($12.2 million) or ($0.69) per diluted share on 17.7 million average shares in 2005. The increase in average shares in 2006 was mainly due to the issuance of common stock in connection with our PIPE transaction in March 2005. Income from continuing operations in 2007 benefited from a reduction in interest expense from lower debt levels, an increase in interest income from higher average cash balances and realized and unrealized net foreign exchange gains. Interest expense was $0.4 million in 2007, as compared to $1.7 million in 2006 and $20.3 million in 2005. Income from continuing operations in 2006 was also significantly impacted by the non-cash expense related to the revaluation of the warrants issued in the PIPE transaction of $6.9 million. The S-1 for the resale of shares and shares issuable on the exercise of warrants issued in the PIPE was declared effective on February 22, 2006, at which time the warrants no longer were required to be revalued and were reclassified to Capital in Excess of Par.

On October 31, 2005, consistent with our strategy to divest operations that are not part of our core UHP water pump business, we sold the Avure Business. As a result, the Avure Business has been presented as discontinued operations in the financial statements for all historical financial periods presented.

The income (loss) from discontinued operations, net of tax, described below in Discontinued Operations, was ($0.7) million or ($.02) per diluted share in 2007, ($0.6) million or ($.02) per diluted share in 2006 and ($9.0) million or ($.5) per diluted share in 2005.

Over the past three years, we have improved our overall liquidity position and strengthened our balance sheet. From 2005 through 2007, we reduced our net outstanding debt by $9.2 million from increased cash generated through improved operations, divesting non-core subsidiaries and the issuance of common shares in connection with the PIPE transaction in March 2005. As of April 30, 2007, we had $38.1 million in cash and cash equivalents and total net outstanding debt of $9.7 million. In July 2005, we entered into a $30 million, three-year domestic senior credit agreement. As of April 30, 2007, we had $28.5 million of domestic unused line of credit, net of $1.5 million in outstanding letters of credit.

Fiscal 2007 Compared to Fiscal 2006

(Tabular amount in thousands)

Sales.

Our sales by segment for the periods noted below are summarized as follows:

	2007	2006	Difference	%
Sales
North America Waterjet	$119,339	$109,686	$9,653	9%
Asia Waterjet	30,845	36,264	(5,419)	(15%)
Other International Waterjet	49,663	38,664	10,999	28%
Applications	17,432	20,818	(3,386)	(16%)

Total	$217,279	$205,432	$11,847	6%

The North America, Asia and Other International Waterjet segments primarily represent sales of our standard cutting and cleaning systems throughout the world, as well as sales from our custom designed systems in the Aerospace and Defense industry. For the fiscal year ended April 30, 2007, revenue from our three Waterjet segments increased $15.2 million, or 8%, to $199.8 million versus the prior year. We are continuing to build market awareness of waterjet technology through investments in marketing and tradeshow activity. Our waterjets are experiencing growing acceptance in the marketplace because of their flexibility and superior machine performance. We also continue to invest in direct sales and technical services staff adding new personnel to service potential and existing customers.

For the fiscal year ended April 30, 2007, our revenue in the North America segment experienced an overall increase of $9.7 million or 9%, from the prior year. Shapecutting system sales in the United States benefited from the continued increasing awareness of waterjet cutting technology, introduction of new products, and investment in awareness campaign and trade shows. During fiscal 2007, we began shipping our new 87,000 psi hyperpressure pump which increases the cutting speed over the 60,000 psi currently in use. We expect the introduction of the 87,000 psi pump across our product line, continued new product development and enhancements, and the increasing adoption of waterjet cutting, to drive sales growth over the next few years. Sales to the Aerospace and Defense industry were down $0.5 million or 2% for year ended April 30, 2007, as compared to the prior year. Sales to the Aerospace and Defense industry fluctuate for various reasons such as the timing of the contract awards, timing of the project design and manufacturing schedule and final shipment to the customer. The slowdown in fiscal 2007 was due to the cancellation of two large orders and the timing shift of certain follow-on orders for large systems. We reached an agreement in September 2006 with one of our customers for the cancellation of an order for two large aerospace systems, and as a result recognized $4.1 million during fiscal 2007. We expect the continued expansion of the use of carbon fiber composites in commercial and defense aerospace applications to drive revenue growth over the next few years.

For the year ended April 30, 2007, our revenue in Asia Waterjet segment decreased $5.4 million or 15% from the prior year. Lower level of sales in our fourth fiscal quarter were due to the management disruption related to the Asia investigation and the absence of the large Nanojet launch order that occurred in the fourth quarter of fiscal 2006 and a slow down in sales to the semiconductor industry. We expect that the improvements made in the Asia Waterjet management team, the increasing adoption of waterjet cutting technology across Asia and investments planned in sales and marketing to drive revenue growth over the next few years.

Growth in the Other International Waterjet segment represents primarily sales into Europe and South America. Revenue from our European operations improved by $7.9 million or 23% for the year ended April 30, 2007 on strong demand for our shapecutting systems which have benefited from a stronger Euro versus US Dollar exchange rate. We expect continued growth in western and central Europe as a result of the additional investments in staffing and marketing efforts. Sales in South America increased $3.1 million or 64% for the year ended April 30, 2007, compared to the prior year on higher standard shapecutting system sales.

Our Applications segment represents sales of our automation and robotic waterjet cutting cells, as well as non-waterjet systems, which are sold primarily into the North American automotive industry. For the fiscal year ended April 30, 2007, we reported a $3.4 million, or 16%, decrease in revenue to $17.4 million versus the prior year comparative period. This decline resulted from softness in the domestic automotive industry. To counteract this market issue, we have shifted our sales focus to systems that integrate waterjet cutting technology and deemphasizing non-waterjet systems in non-automotive markets.

Systems vs. Spares.    We also analyze our Waterjet revenues by looking at system sales and consumable sales as follows:

	Year Ended April 30
	2007	2006	Difference	%
Sales
Systems	$159,307	$153,097	$6,210	4.1%
Consumable parts	57,972	52,335	5,637	10.9%

Total	$217,279	$205,432	$11,847	5.8%

Total systems sales increased $6.2 million or 4.1% for the fiscal year ended April 30, 2007. Excluding sales in the Aerospace industry and the Applications segment, system sales increased 7.2% for the year ended April 30, 2007. The increase in systems sales is due to the growing acceptance of our waterjets in the market place, new product development and enhancement, and expansion of our waterjet systems into new industries, as discussed in the above Sales section. Consumables revenues recorded an increase of $5.6 million or 10.9% for the year ended April 30, 2007. Increases in spares sales resulted from a growing number of systems in service, our proprietary productivity enhancing kits and improved parts availability as well as the use of Flowparts.com, our easy-to-use internet order entry system. Flowparts.com has been deployed in the U.S. for two years and Floweuropeparts.com was launched in Europe in July 2006 and is experiencing faster customer adoption than we experienced in the U.S.

Cost of Sales and Gross Margins.    Our gross margin by segment for the periods noted below is summarized as follows:

	2007	2006	Difference	%
Gross Margin
North America Waterjet	$52,783	$54,017	$(1,234)	(2)%
Asia Waterjet	17,502	21,438	(3,936)	(18)%
Other International Waterjet	18,960	14,024	4,936	35%
Applications	2,891	4,677	(1,786)	(38)%

Total	$92,136	$94,156	$(2,020)	(2)%

Our gross margin as a percent of sales by segment for the periods noted below is summarized as follows:

	2007	2006
Gross Margin Percentage
North America Waterjet	44%	49%
Asia Waterjet	57%	59%
Other International Waterjet	38%	36%
Applications	17%	22%
Total	42%	46%

Gross margin for the year ended April 30, 2007 amounted to $92.1 million or 42% of sales as compared to gross margin of $94.2 million or 46% of sales in the prior year. The gross margin improvements in Other International Waterjet are attributable to strong product pricing, improved product mix, and a stronger Euro versus US Dollar exchange rate. Margins in North America declined from the prior year due to higher material prices and warranty costs, and average lower margins on aerospace systems due to lower volume. Asia Waterjet margins were lower due to changes in product mix. Generally, comparison of gross margin rates will vary period over period depending on the mix of sales, which includes special systems, standard systems and consumables. Gross margin rates on our systems sales are typically less than 45% as opposed to consumables sales, which are typically in excess of 50%. On average, standard systems, which are included in the Waterjet segments carry higher margins than the custom engineered systems, which are represented by the Applications segment. Our

Applications segment recorded significant decreases in margins for the year ended April 30, 2007 due to increased cost of certain automotive contracts during the first and second fiscal quarters.

Sales and Marketing Expenses.    Our sales and marketing expenses by segment for the periods noted below are summarized as follows:

	2007	2006	Difference	%
Sales and Marketing
North America Waterjet	$22,920	$18,926	$3,994	21%
Asia Waterjet	4,771	4,478	293	7%
Other International Waterjet	10,130	9,286	844	9%
Applications	1,989	1,229	760	62%

Total	$39,810	$33,919	$5,891	17%

Sales and marketing expenses increased $5.9 million or 17% for the year ended April 30, 2007, as compared to the prior year. This expense growth in the North America stemmed from increased investment in sales and marketing staff and higher trade show costs due to our attendance at the bi-annual International Manufacturing Technology Show held in Chicago in September 2006. Higher costs in Asia and Other International segments were due to investment in staff. We plan to continue to invest in sales and marketing to build waterjet technology awareness globally and to increase coverage of a growing base of potential customers. Applications costs were higher due to bad debt reserves taken on contracts with suppliers to the automotive domestic industries and investment in new sales personnel to focus on non-automotive applications. Expressed as a percentage of revenue, sales and marketing expenses were 18% for the fiscal year ended April 30, 2007, compared to 17% for the prior year.

Research and Engineering Expenses.    Our research and engineering expenses by segment for the periods noted below are summarized as follows:

	2007	2006	Difference	%
Research and Engineering
North America Waterjet	$7,955	$6,061	$1,894	31%
Asia Waterjet	686	585	101	17%
Other International Waterjet	440	469	(29)	(6)%
Applications	302	175	127	72%

Total	$9,383	$7,290	$2,093	29%

Research and engineering expenses increased $2.1 million or 29% for the fiscal year ended April 30, 2007, as compared to the prior year. In North America, we added key engineering personnel related to our core UHP technology as well as additional engineering resources to support new core product development, such as Stonecrafter™, the 87,000 psi hyperpressure pump and machine control and the 55,000 psi Husky, as well as continued core enhancements such as FlowMasterTM version 6.0, our latest system operating software. Expressed as a percentage of revenue, research and engineering expenses remained at 4% for the year ended April 30, 2007 as well as 2006.

General and Administrative Expenses.    Our general and administrative expenses by segment for the periods noted below are summarized as follows:

	2007	2006	Difference	%
General and Administrative
North America Waterjet	$29,038	$27,299	$1,739	6%
Asia Waterjet	5,108	1,714	3,394	198%
Other International Waterjet	2,511	2,374	137	6%
Applications	1,135	1,779	(644)	(36)%

Total	$37,792	$33,166	$4,626	14%

General and administrative expenses increased $4.6 million or 14% for the fiscal year ended April 30, 2007, as compared to the prior year same period. The increase of $3.4 million for the year ended April 30, 2007 in the Asia Waterjet segment was mainly due to legal and professional fees of $2.7 million related to the Asia investigations and a loss of $305,000 related to the Korea investigation which were recorded in the fiscal year 2007 consolidated financial statements.

Expenses in the North America segment include North America waterjet division general and administrative expenses and all of our corporate overhead costs. The general and administrative expenses in our waterjet division increased due to the additions of management and finance staff to support our business growth. Higher corporate expenses for increased staffing to support growth and compliance requirements, higher professional fees and the current year cost of the CEO’s contract amendment, were partially offset by lower incentive compensation expenses. Professional fees for legal expenses, consulting fees for assistance with Sarbanes-Oxley compliance testing, and audit fees were $8.6 million for the year ended April 30, 2007, compared to $8.8 million for the prior year. On February 1, 2007, the CEO’s employment contract was amended. The cost of the amendment of $5.7 million is being amortized over the period from February 1, 2007, to the CEO transition which is expected to be July 31, 2007. $2.9 million of the contract amendment cost was recorded in the fourth fiscal quarter of 2007 and the remainder will be expensed in the first fiscal quarter of 2008. Incentive compensation expenses were lower in 2007 primarily due to the termination of the Key Executive Retention Plan in the fourth quarter of fiscal 2006, lower annual incentive plan expense and the reversal of the prior year accrual for the Long Term Incentive (LTIP) as we do not expect to achieve the targets under the plan. The decrease in the Applications segment general and administrative expense was due to non-recurring costs incurred in fiscal 2006 related to the repositioning of the business.

Expressed as a percentage of revenue, total general and administrative expenses were 17% for the year ended April 30, 2007, compared to 16% for the prior year.

Restructuring Expenses.    We incurred $1.2 million of severance benefits and lease restructuring costs in the Applications segment related to the closing and relocation of our Wixom, Michigan facility during year ended April 30, 2006. There were no significant restructuring costs incurred during fiscal year 2007.

Gain on Barton Sale.    On August 26, 2005, the Company entered into a Purchase Agreement with Barton Mines Company (“Barton”) to give Barton exclusive rights to sell abrasive to the Company’s customers for $2.5 million in cash at closing, future annual payments of up to $250,000 for the next three years based on achievement of system sales targets and royalty payments for systems sold over the next 10 years. The Company recorded the $2.5 million gain as an offset to operating expenses in 2006. The Company recognized revenue of $210,000 and $250,000 related to the annual payment and $265,000 and $198,000 related to the royalty payment in fiscal 2007 and 2006, respectively. See Note 18 to the Consolidated Financial Statements for further discussion.

Operating Income.    Our operating income by segment for the periods noted below is summarized as follows:

	2007	2006	Difference	%
Operating Income (Loss)
North America Waterjet	$(7,130)	$4,231	$(11,361)	(269)%
Asia Waterjet	6,937	14,661	(7,724)	(53)%
Other International Waterjet	5,879	1,895	3,984	210%
Applications	(535)	258	(793)	(308)%

Total	$5,151	$21,045	$(15,894)	(76)%

Our operating income for the year ended April 30, 2007, was $5.2 million versus $21 million in the prior year. The reasons for the changes in operating profit by segment have been described in the paragraphs above addressing changes in sales, gross margin and operating expenses.

Interest Income, Interest Expense, Fair Value Adjustment on Warrants Issued and Other Income (Expense), Net.    Interest income increased to $838,000 for the year ended April 30, 2007 from $405,000 for the prior year. Interest Expense decreased to $418,000 for the year ended April 30, 2007 compared to $1.7 million in the prior year. The decrease in fiscal 2007 Interest Expenses results from lower interest rates and lower average debt balance outstanding resulting from the significant reduction of the senior debt at the end of fiscal 2006. During the year ended April 30, 2006, we incurred $6.9 million of expense associated with warrants which were required to be marked-to-market at each reporting period with corresponding gains and losses reported on the Consolidated Statement of Operations. During year ended April 30, 2007, we recorded Other Income, Net of $1.8 million compared to $310,000 in the prior year. This change results from the fluctuation in realized and unrealized foreign exchange gains and losses as described in the table below, as well as $206,000 related to hedges and their termination, which is included in Other Income (Expense), Net during the year ended April 30, 2007.

The following table shows the detail of Other Income (Expense), Net, in the Consolidated Statements of Operations:

	Year ended April 30
	2007	2006
Realized Foreign Exchange Gains (Losses), Net	$213	$19
Unrealized Foreign Exchange Gains (Losses), Net	1,827	55
Hedging Cost	(206)	—
Other	(13)	236

	$1,821	$310

Income Taxes.    In fiscal 2007, the foreign tax provision consists of current and deferred tax expense. The United States tax provision consists primarily of federal alternative minimum tax, state taxes, and accrued foreign withholding taxes. We are no longer permanently deferring undistributed earnings of certain foreign subsidiaries. We recorded a $.5 million liability for withholding taxes payable on future repatriation of foreign earnings in fiscal 2007. In fiscal 2007, we repatriated $8.0 million, net of tax of $1.4 million from two foreign subsidiaries and we plan to continue repatriating additional funds from these foreign subsidiaries in future. In fiscal 2006, we repatriated $1.4 million from certain foreign subsidiaries.

The fiscal 2006 tax provision consisted of current and deferred expense related to operations in foreign jurisdictions which are profitable, primarily in Taiwan and Germany. In addition, operations in certain jurisdictions (principally Canada and the United States) reported net operating losses for which no tax benefit was recognized as it is more likely than not that such benefit will not be realized.

We continue to assess our ability to realize our net deferred tax assets. Recognizing the continued losses generated in certain jurisdictions during fiscal 2007 and losses generated in prior years, we have determined it appropriate to continue to maintain a valuation allowance on our domestic net operating losses, certain foreign net operating losses and certain other deferred tax assets based on the expected reversal of both deferred tax assets and liabilities. The domestic net operating losses can be carried forward 20 years to offset domestic profits in future periods and expire between fiscal 2022 and fiscal 2026 if not used. Our foreign net operating losses currently do not have an expiration date. We provided a full valuation allowance against the deferred tax assets associated with the losses recorded during fiscal 2007.

Discontinued Operations, Net of Tax.    In October 2005, we sold our Avure Business. For the fiscal year ended April 30, 2007, there was no income from discontinued operations. The Company initially recorded a loss of $1.1 million, net of income tax of $334,000, on the sale which was consummated on October 31, 2005. As discussed in Note 3 to the Consolidated Financial Statements, for the year ended April 30, 2006, we increased our Loss on Sale of Discontinued Operations, by $300,000 based on our best estimate of the amount to settle the working capital dispute raised by the purchaser of the Avure Business, and by $107,000 which is the discount we have offered to the purchaser on the 3 year note, for a total of $407,000. Also discussed in Note 3 to the Consolidated Financial Statements in the fiscal year ended April 30, 2007, the Company recorded $685,000 as Loss on Sale from Discontinued Operations due to the arbitrated resolution of the dispute between the Company and the purchaser of the Avure Business.

Net Income.    For the fiscal year ended April 30, 2007, our consolidated net income was $3.7 million or $.10 per basic and diluted income per share compared to a net income of $7.4 million or $.21 per basic income per share and $.20 per diluted income per share in the prior year.

The weighted average number of shares outstanding used for the calculation of basic and diluted income per share is 37,192,000 and 37,868,000, respectively, for fiscal 2007. The weighted average number of shares outstanding used for the calculation of basic and diluted loss per share is 34,676,000 and 36,651,000 for fiscal 2006.

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

The North America, Asia and Other International Waterjet segments primarily represent sales of our standard cutting and cleaning systems throughout the world, as well as sales of complex aerospace systems designed and manufactured to buyers’ specifications, which are accounted for on the percentage-of-completion method and represent greater than 10% of revenues. For the fiscal year ended April 30, 2006, revenue from our three Waterjet segments increased $42.2 million, or 30%, to $184.6 million versus the prior year comparative period. The majority of the increase was recognized in our North America and Asia segments.

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

Systems vs. Spares.    We also analyze our consolidated revenues by looking at system sales and consumable sales as follows:

	Year Ended April 30
	2006	2005	Difference	%
Sales
Systems	$153,097	$122,129	$30,968	25.3%
Consumable parts	52,335	50,837	1,498	2.9%

Total	$205,432	$172,966	$32,466	18.8%

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
Sales and Marketing
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

The following table shows the detail of Other Income (Expense), net, in the accompanying Consolidated Statements of Operations:

	2006	2005
Net realized foreign exchange gains	$19	$2,826
Net unrealized foreign exchange (losses) gains	55	(772)
Realized gain on sale of equity securities	236	(75)

Total	$310	$1,979

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

Income Taxes.    In fiscal 2006, the foreign tax provision consists of current and deferred tax expense in Taiwan, Japan, and current expense in Brazil and Argentina. The US tax provision consists primarily of state taxes and accrued foreign withholding taxes. We are no longer permanently deferring undistributed earnings of certain foreign subsidiaries. We recorded a $1.0 million liability for withholding taxes payable on future repatriation of foreign earnings in fiscal 2006. During fiscal 2006, we repatriated $1.4 million from a foreign subsidiary.

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

Discontinued Operations, Net of Tax.    In October 2005, we sold our Avure Business and have recast our financial statements to reflect the Avure Business as discontinued operations for all historical periods presented. For the year ended April 30, 2006, income from operations of discontinued operations was $966,000. We recorded a loss of $1.6 million, net of income tax of $334,000, on the sale which was consummated on October 31, 2005. Fiscal year 2005 results included a $9.1 million goodwill impairment charge.

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

Changes in Financial Condition

Cash Flow Summary

Operating Activities: Cash generated from operations before the effects of changes in operating accounts, primarily working capital was $5.7 million for fiscal year 2007 compared to $21.5 million and $1.5 in fiscal 2006 and 2005, respectively. Although 2007 revenues increased over 2006, higher cost of goods sold and increases in operating expenses to fund growth and for higher professional fees related, to the Asia investigations, audit and Sarbanes-Oxley compliance, resulted in lower cash flow from operations in fiscal 2007 compared to fiscal 2006.

Changes in operating accounts resulted in a net $1.7 million use of cash for fiscal year 2007 compared to $1.0 million use of cash in fiscal 2006 and $20.5 million generated in fiscal 2005. The change from fiscal 2006 to fiscal 2007 is primarily due to an increase in net working capital to support growth and a decline in customer deposits related to the completion of certain large aerospace contracts.

Investing Activities: Net cash used in investing activities was $7.7 million in fiscal 2007 compared to net cash provided by investing activities of $11.1 million and $0.8 million in fiscal 2006 and 2005, respectively. The net use of cash in fiscal 2007 was primarily related to our investment in an Enterprise Resource Planning (ERP) system as part of our remediation effort to improve and strengthen the overall control environment. The scope of this project span over a course of approximately two years. The increase in cash provided by investing activities in fiscal 2006 compared to fiscal 2005 was due to the completion of the sale of certain non-core businesses. For a detailed discussion of this sale, refer to Note 3 of the Consolidated Financial Statements.

Financing Activities: Net cash provided by financing activities was $5.8 million compared to a net use of cash of $6.7 million and $21.5 million in fiscal 2006 and fiscal 2005, respectively. During fiscal 2007, we borrowed $5.3 million for the repatriation of cash from two foreign subsidiaries offset by payments on notes of $1.1 million. The net use of cash in fiscal 2006 and fiscal 2005 was related to payments on our subordinated debt.

Working Capital

Net receivables are comprised of trade accounts and unbilled revenues. At April 30, 2007, the net receivables balance decreased $7.6 million or 22% from April 30, 2006. The decrease in net receivables stemmed from the reduction in trade receivables of $4.3 million or 13% from $31.8 million at April 30, 2006 to $27.6 million at April 30, 2007 due to lower revenue in the forth quarter of 2007 versus the prior year. Receivables days sales outstanding at April 30, 2007 decreased to 45 versus 47 at April 30, 2006, due to changes in product mix in fiscal 2007. Unbilled revenues decreased from $5.2 million at April 30, 2006 to $1.9 million at April 30, 2007. The decrease was due to a lower number of aerospace and automation contracts currently in process. Our unbilled receivables relate to equipment and systems sales accounted for on a percentage of completion basis. Unbilled revenues fluctuate due to the scheduling of production and achievement of certain billing milestones. In general, receivables can be negatively affected by the traditionally longer payment cycle outside the United States and the timing of billings and payments on large special system orders. We do not believe these timing issues will present a material adverse impact on our short- term liquidity requirements. Because of the lead-time to build and deliver such equipment, ultimate collection of such accounts can be subject to changing customer business and economic conditions.

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

Inventories at April 30, 2007 increased $3.9 million or 17% from April 30, 2006 resulting from increased lead times with suppliers and increased volume in foreign divisions. Inventories at April 30, 2006 decreased $1.4 million or 6% from April 30, 2005 driven by the sale of the Avure Business. This was offset by an increase of $6.8 million in Waterjet inventory in Asia, Europe and the U.S. primarily related to equipment for our aerospace contracts.

Liquidity and Capital Resources

At April 30, 2007, we had total cash of $38.1 million, of which approximately $32.8 million was held by divisions outside the United States. The repatriation of offshore cash balances from certain divisions will trigger tax liabilities. In fiscal 2007, we repatriated $8.0 million, net of tax of $1.4 million from two foreign subsidiaries and we plan to continue repatriating additional funds in future from these foreign subsidiaries. In fiscal 2006, we repatriated $1.4 million from certain foreign subsidiaries.

We have an outstanding seven-year collateralized long-term loan, expiring in 2011, in the amount of 145 million New Taiwanese Dollars (US$4.4 million at April 30, 2007) bearing interest at an annual rate of 3.23%. The loan is collateralized by our manufacturing facility in Taiwan. In April 2007, we borrowed $5.3 million against this facility for the aforementioned repatriation. The balance of $3.4 million at April 30, 2007 is included in Term Loans Payable.

Our domestic senior credit agreement (“Credit Agreement”) is our primary source of external funding. Effective July 8, 2005, we executed a $30 million, three year senior credit agreement with Bank of America N.A. and U.S. Bank N.A. This credit agreement expires July 8, 2008 and bears interest at the bank’s prime rate (8.25% at April 30, 2007) or is linked to LIBOR plus a percentage depending on our leverage ratios, at our option. The agreement sets forth specific financial covenants to be attained on a quarterly basis, which we believe, based on our financial forecasts, are achievable. At April 30, 2007, we had $28.5 million of domestic unused line of credit available, net of $1.5 million in outstanding letters of credit.

We are in the process of negotiating an amendment to increase our credit line to $45 million and expect to finalize this amendment in July 2007. This is expected to provide us with liquidity that could be used to make acquisitions, repurchase shares, or pay dividends.

Our capital spending plans currently provide for outlays of approximately $8.0 million in fiscal 2008, primarily related to information technology spending and facility improvement. It is expected that funds necessary for these expenditures will be generated internally. Our capital spending for fiscal 2007 and 2006 amounted to $7.0 million and $2.4 million, respectively.

We believe that our existing cash, cash from operations, and credit facilities at April 30, 2007 are adequate to fund our operations through April 30, 2008.

Tabular Disclosure of Contractual Obligations

The following table summarizes our principal contractual obligations and other commercial commitments over various future periods as of April 30, 2007. See Notes 1, 11 and 16 to April 30, 2007 Consolidated Financial Statements for additional information regarding foreign currency contracts, long-term debt, and lease obligations, respectively.

(in thousands)	Maturity by Fiscal Year
	2008	2009	2010	2011	2012	Thereafter	Total
Inventory purchases (1)	$21,025	$—	$—	$—	$—	$—	$21,025
Operating leases	2,445	1,924	1,644	1,666	1,700	951	10,330
Other (2)	127	3	—	—	—	—	130
Long-term debt, notes payable & Capital leases (3)	761	761	761	761	378	—	3,422

Total (4)	$24,358	$2,688	$2,405	$2,427	$2,078	$951	$34,907

(1)	The amount presented above as inventory purchases include all open purchase orders. We expect to fund these commitments with existing cash and our cash flows from operations in future periods.
(2)	These obligations include non-inventory vendor commitments, such as professional retainers and trade show commitments.
(3)	This table is based on the contractual due dates of the long-term debt, notes payable balances and capital leases.
(4)	Total future payments of interest are $291 and have been excluded from this table due to the insignificant amounts.

Long-term debt, notes payable and lease commitments are expected to be met from working capital provided by operations and, as necessary, by other borrowings.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financing or other relationships with unconsolidated entities or other persons. There are occasions whereupon we enter into forward contracts on foreign currencies, primarily the Euro, purely for the purpose of hedging exposure to changes in the value of accounts receivable in those currencies against the US dollar. At April 30, 2007, there were no off-balance sheet arrangements.

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

Revenue Recognition

The Company recognizes revenue for sales of UHP waterjet pumps, consumables, services, and billing for freight charges, in accordance with SEC Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements” and EITF Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” Additionally, because the FlowMaster software is essential to the functionality of the Company’s waterjet systems, the Company recognizes revenue on sales of waterjet systems in accordance with Statement of Position 97-2 (“SOP 97-2”), “Software Revenue Recognition.” Specifically, the Company recognizes revenue when persuasive evidence of an arrangement exists, title and risk of loss have passed to the customer, the price is fixed or determinable, and collectibility is reasonably assured, or probable in the case of sale of waterjet systems. Generally, sales revenue is recognized at the time of shipment, receipt by customer, or, if applicable, upon completion of customer acceptance provisions.

Unearned revenue is recorded for products or services that have not been provided but have been invoiced under contractual agreements or paid for by a customer, or when products or services have been provided but all the criteria for revenue recognition have not been met.

For those arrangements with multiple elements, the arrangement is divided into separate units of accounting if certain criteria are met, including whether the delivered item has stand-alone value to the customer and whether there is vendor specific objective and reliable evidence of the fair value of the undelivered items. For contract arrangements that combine deliverables such as systems with embedded software, and installation, each deliverable is generally considered a separate unit of accounting or element. The consideration received is allocated among the separate units of accounting based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units. The amount allocable to a delivered item is limited to the amount that the Company is entitled to bill and collect and is not contingent upon the delivery/performance of additional items. In cases where there is objective and reliable evidence of the fair value of the undelivered item in an arrangement but no such evidence for the delivered item, the residual method is used to allocate the arrangement consideration.

For complex aerospace and automation systems designed and manufactured to buyers’ specification, the Company recognizes revenues using the percentage of completion method in accordance with Statement of Position 81-1 (“SOP 81-1”), “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Typical lead times can range from two to 18 months. Sales and profits on such contracts are recorded based on the ratio of total actual incurred costs to date to the total estimated costs for each contract (the “cost-to-cost” method). Losses on contracts are recognized in the period in which they are determined. The impact of revisions of contract estimates is recognized as a cumulative change in estimate in the period in which the revisions are made.

Valuation of Obsolete/Excess Inventory

We currently record a valuation for obsolete or excess inventory for parts and equipment that are no longer used due to design changes to our products or lack of customer demand. We regularly monitor our inventory levels and, if we identify an excess condition based on our usage and our financial policies, we record a corresponding valuation allowance which establishes a new cost basis for our inventory. Subsequent changes in facts or circumstances do not result in the reversal of previously recorded markdowns or an increase in that newly established cost basis. Our valuation allowance requires the use of management judgment regarding technological obsolescence and forecasted customer demand. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our valuation allowance. However, if estimates regarding consumer demand are inaccurate or changes in technology affect demand for certain products in an unforeseen manner, we may be exposed to losses or gains that could be material.

Valuation of Deferred Tax Assets and Tax Contingencies

We review our deferred tax assets regularly to determine their realizability. When evidence exists that it is more likely than not that we will be unable to realize a deferred tax asset (“DTA”), we set up a valuation allowance against the asset based on our estimate of the amount which will likely not be realizable. Future utilization of deferred tax assets could result in recording of income tax benefits. The timing of any potential reversal of the valuation allowance is contingent on prior profitability and future expected profitability. A large component of the DTA relates to our net operating loss (“NOL”) which will offset future taxable income. As we become more profitable, the likelihood that the NOL will be utilized also increases, which will increase the likelihood we will reverse the valuation allowance against the NOL and other deferred tax assets. The timing of these events is directly related to the timing and degree of our future profitability. We evaluate our income tax contingencies in accordance with SFAS No. 5, “Accounting for Contingencies” (SFAS No. 5) and have accrued for income tax contingencies that meet both the probable and estimable criteria of SFAS No. 5. The amounts ultimately paid upon resolution of these exposures could be materially different from the amounts previously included in our income tax expense and therefore could have a material impact on our Consolidated Financial Statements.

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

Stock-based compensation

The company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS 123R”) as of the beginning of fiscal year 2007 using the modified prospective transition method. FAS 123R is a revision of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (Statement 123), and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Upon adoption, Statement 123R requires the fair value of employee awards issued, modified, repurchased or cancelled to be measured as of the grant or modification dates. The resulting cost is then recognized in the statement of earnings over the required service period. In accordance with FAS 123R, the Company accruals for compensation costs related to awards with performance conditions based on the probable outcome of that performance condition; compensation cost is accrued if it is probable that the performance condition will be achieved and is not accrued if it is not probable that the performance condition will be achieved. Expected future performance is based on estimates and management assumptions. Changes in actual performance can materially affect the estimated compensation cost recognized in the Consolidated Financial Statements. See Note 13: Stock-Based Compensation Plans for additional information including the effects of adopting FAS 123R.

Legal Contingencies

At any time, we may be involved in certain legal proceedings. Our policy is to routinely assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after thoughtful analysis of each known issue and an analysis of historical experience. We record reserves related to certain legal matters for which it is probable that a loss has been incurred and the range of such loss can be estimated. With respect to other matters, management has concluded that a loss is only reasonably possible or remote and, therefore, no liability is recorded. Management discloses the facts regarding material matters assessed as reasonably possible and potential exposure, if determinable. Costs incurred with defending claims are expensed as incurred. As of April 30, 2007, we have accrued our estimate of the probable liabilities for the settlement of these claims.

Recently Issued Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements for recently issued accounting pronouncements.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Market risk exists in our financial instruments related to an increase in interest rates, adverse changes in foreign exchange rates relative to the U.S. dollar, as well as financial risk management and derivatives. These exposures are related to our daily operations.

Interest Rate Exposure—At April 30, 2007, we had $9.7 million in interest bearing debt. Of this amount, $3.4 million was variable rate debt with an interest rate of 3.23% per annum. The remaining debt of $6.4 million was at fixed interest rates of 2.100% to 2.150% as of April 30, 2007. See Note 11 to the Consolidated Financial Statements for additional contractual information on our debt obligations. Market risk is estimated as the potential for interest rates to increase 10% on the variable rate debt. A 10% increase in interest rates would result in an approximate additional annual charge to our pre-tax profits and cash flow of $13,500, based on the debt balance and interest rate as of April 30, 2007. At April 30, 2007, we had no derivative instruments to offset the risk of interest rate changes. We may choose to use derivative instruments, such as interest rate swaps, to manage the risk associated with interest rate changes.

At April 30, 2006, we had $7.0 million in interest bearing debt. Of this amount, $4.4 million was fixed rate debt with an interest rate of 3.105% per annum. The remaining debt of $2.6 million was at a variable interest rate from 2% to 2.516% as of April 30, 2006. Market risk is estimated as the potential for interest rates to increase 10% on the variable rate debt. A 10% increase in interest rates would result in an approximate additional annual charge to our pre-tax profits and cash flow of $5,000, based on the debt balance and interest rate as of April 30, 2006.

Foreign Currency Exchange Rate Risk—We transact business in various foreign currencies, primarily the Canadian dollar, the Eurodollar, the Japanese yen, the New Taiwan dollar, and the Swiss Franc. As all of our foreign operations have functional currencies in other than the U.S. dollar, we translate the assets and liabilities of these operations into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates during the period. Aggregate net foreign exchange gains included in the determination of net income amounted to $2.0 million for the year ended April 30, 2007. Based on our results for the year ended April 30, 2007 for our foreign subsidiaries, and based on the net position of foreign assets less liabilities, a near-term 10% appreciation of the U.S. dollar in all currencies we operate could positively impact operating income (expense) and other income (expense) by $1.1 million and $190,000, respectively. Conversely, a 10% devaluation of the U.S. dollar in all currencies we operate could negatively impact operating income (expense) and other income (expense) by $1.4 million and $232,000, respectively. Our financial position and cash flows could be similarly impacted. We have used forward exchange rate contracts in the past, and may continue to use derivative instruments in the future to manage the risk associated with foreign currency exchange rate changes. $273,000 recorded in OCI related to the foreign exchange hedges was reclassified from OCI into earnings in fiscal 2007. See Note 6 to the Consolidated Financial Statements for detailed discussion of derivative financial instruments.

Aggregate net foreign exchange gains included in the determination of net income amounted to $74,000 for the year ended April 30, 2006. Based on the net position of foreign assets less liabilities, a near-term 10% appreciation or depreciation of the U.S. dollar in all currencies we operate could impact operating income by $1.5 million and other income (expense) by $15,000, based on the fiscal 2006 operating income and other income (expense) balances $44,000 recorded in OCI related to the foreign exchange hedges was reclassified from OCI into earnings in Fiscal 2006.

Item 8.     Financial Statements and Supplementary Data

The following consolidated financial statements are filed as a part of this report:

Index to Consolidated Financial Statements	Page in This Report
Reports of Independent Registered Public Accounting Firms	38

Consolidated Balance Sheets at April 30, 2007 and 2006	40

Consolidated Statements of Operations for each of the three years in the period ended April 30, 2007	41

Consolidated Statements of Cash Flows for each of the three years in the period ended April 30, 2007	42

Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Income (Loss) for each of the three years in the period ended April 30, 2007	43

Notes to Consolidated Financial Statements	44

Financial Statement Schedule

Schedule II Valuation and Qualifying Accounts	74

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Flow International Corporation

Kent, Washington

We have audited the accompanying consolidated balance sheets of Flow International Corporation and subsidiaries (the “Company”) as of April 30, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity (deficit) and comprehensive income (loss), and cash flows for the years then ended. Our audits also included the financial statement schedule for the years ended April 30, 2007 and 2006 listed in the Index. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Flow International Corporation and subsidiaries as of April 30, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the years ended April 30, 2007 and 2006, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share Based Payment, effective May 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of April 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 13, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    Deloitte & Touche LLP

Seattle, Washington

July 13, 2007

To the Board of Directors and Shareholders of Flow International Corporation

In our opinion, the accompanying consolidated statements of operations, cash flows, shareholders’ equity (deficit) and comprehensive income (loss) (appearing on pages 40 through 43 of this Form 10-K) present fairly, in all material respects, the results of operations and cash flows of Flow International Corporation (the “Company”) and its subsidiaries for the fiscal year ended April 30, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the fiscal year ended April 30, 2005 appearing in this Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/    PRICEWATERHOUSECOOPERS LLP

Seattle, Washington

July 29, 2005, except for the restatement discussed under “Amendment No. 1” in Note 2 (not presented herein) to the consolidated financial statements appearing under Item 8 of Amendment No. 2 to the Company’s 2005 Annual Report of Form 10-K/A, as to which the date is November 21, 2005, and except for the restatement discussed under “Amendment No. 2” in Note 2 (not presented herein) to the consolidated financial statements appearing under Item 8 of Amendment No. 2 to the Company’s 2005 Annual Report of Form 10-K/A and the effects of the discontinued operations related to the disposal of the Avure business discussed in Note 3, as to which the date is January 31, 2006

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	April 30,
	2007	2006
ASSETS:
Current Assets:
Cash and Cash Equivalents	$38,146	$36,186
Short-term Investments	750	—
Receivables, net	26,618	34,193
Inventories	26,635	22,775
Deferred Income Taxes	44	108
Prepaid Expenses	3,748	4,763
Other Current Assets	3,202	2,017

Total Current Assets	99,143	100,042
Property and Equipment, net	15,479	11,085
Intangible Assets, net	3,767	3,173
Goodwill	2,764	2,764
Deferred Income Taxes	305	248
Other Assets	682	1,956

	$122,140	$119,268

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Notes Payable	$6,366	$2,319
Current Portion of Long-Term Obligations	822	928
Accounts Payable	17,545	20,811
Accrued Payroll and Related Liabilities	6,291	6,954
Taxes Payable and Other Accrued Taxes	2,066	4,198
Deferred Income Taxes	1,627	2,416
Deferred Revenue	3,559	6,322
Customer Deposits	6,499	7,396
Other Accrued Liabilities	12,233	6,294

Total Current Liabilities	57,008	57,638
Long-Term Obligations, net	2,779	3,774
Other Long-Term Liabilities	573	716

	60,360	62,128

Commitments and Contingencies (Note 16)
Shareholders’ Equity:
Series A 8% Convertible Preferred Stock—$.01 par value, 1,000,000 shares authorized, none issued	—	—
Common Stock—$.01 par value, 49,000,000 shares authorized, 37,268,037 and 36,943,161 shares issued and outstanding at April 30, 2007 and 2006, respectively	367	364
Capital in Excess of Par	139,115	137,192
Accumulated Deficit	(68,747)	(72,417)
Accumulated Other Comprehensive Loss:
Defined Benefit Plan Obligation, net of income tax of $67 and $0	(201)	—
Cumulative Translation Adjustment, net of income tax of $0 and $0	(8,754)	(7,726)
Unrealized Loss on Cash Flow Hedges, net of income tax of $19	—	(273)

Total Shareholders’ Equity	61,780	57,140

	$122,140	$119,268

The accompanying notes are an integral part of these consolidated financial statements.

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended April 30,
	2007	2006	2005
Sales	$217,279	$205,432	$172,966
Cost of Sales	125,143	111,276	106,943

Gross Margin	92,136	94,156	66,023

Operating Expenses:
Sales and Marketing	39,810	33,919	28,371
Research and Engineering	9,383	7,290	5,889
General and Administrative	37,792	33,166	22,849
Restructuring	—	1,236	—
Financial Consulting Charges	—	—	623
Gain on Barton Sale	—	(2,500)	—

	86,985	73,111	57,732

Operating Income	5,151	21,045	8,291
Interest Expense	(418)	(1,664)	(20,342)
Interest Income	838	405	106
Fair Value Adjustment on Warrants Issued	—	(6,915)	(274)
Other Income, net	1,821	310	1,979

Income (Loss) Before Provision for Income Taxes	7,392	13,181	(10,240)
Provision for Income Taxes	(3,037)	(5,183)	(1,934)

Income (Loss) from Continuing Operations	4,355	7,998	(12,174)
Income (Loss) from Operations of Discontinued Operations, Net of Income Tax of $0, $488, and $731	—	966	(9,023)
Loss on Sale of Discontinued Operations, Net of Income Tax of $0, $334 and $0	(685)	(1,554)	—

Net Income (Loss)	$3,670	$7,410	$(21,197)

Income (Loss) Per Share
Basic
Income (Loss) from Continuing Operations	$.12	$.23	$(.69)
Discontinued Operations, Net of Income Tax	(.02)	(.02)	(.50)

Net Income (Loss)	$.10	$.21	$(1.19)

Diluted
Income (Loss) from Continuing Operations	$.12	$.22	$(.69)
Discontinued Operations, Net of Income Tax	(.02)	(.02)	(.50)

Net Income (Loss)	$.10	$.20	$(1.19)

The accompanying notes are an integral part of these consolidated financial statements.

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended April 30,
	2007	2006	2005
Cash Flows from Operating Activities:
Net Income (Loss)	$3,670	$7,410	$(21,197)
Adjustments to Reconcile Net Income (Loss) to Cash Provided by Operating Activities:
Depreciation and Amortization	2,920	3,327	5,109
Deferred Income Taxes	(970)	1,112	(198)
Write-off of Capitalized Bank Fees and Debt Discount	—	—	6,815
Fair Value Adjustment on Warrants Issued	—	6,915	274
Provision for Slow Moving and Obsolete Inventory	—	554	—
Incentive Stock Compensation Expense	708	4,736	1,585
Impairment Charges	—	—	9,064
Loss on sale of discontinued operations	685	1,554	—
Unrealized Foreign Currency (Gains), net	(1,827)	(1,939)	(1,443)
Amortization of Debt Discount	—	—	1,112
Gain on Barton Sale		(2,500)	—
Other	276	369	419
Changes in Operating Assets and Liabilities:
Receivables	7,610	(4,733)	2,094
Inventories	(3,663)	(7,634)	3,048
Prepaid Expenses	758	406	(2,745)
Other Current Assets	(1,570)	(584)	(238)
Other Long-Term Assets	633	1,079	1,268
Accounts Payable	(4,187)	2,874	5,255
Accrued Payroll and Related Liabilities	(1,054)	656	1,607
Deferred Revenue	(2,813)	1,869	1,491
Customer Deposits	(1,016)	2,649	6,024
Other Accrued Liabilities and Other Accrued Taxes	4,331	3,659	4,414
Other Long-Term Liabilities	(445)	(1,167)	(1,678)

Cash Provided by Operating Activities	4,046	20,612	22,080

Cash Flows From Investing Activities:
Expenditures for Property and Equipment and Intangible Assets	(6,995)	(2,357)	(1,762)
Cash Received in Sale of Business, Net of Cash Sold	995	10,119	—
Settlement on Sale of Avure Business	(985)	—	—
Purchase of Short-term Investments	(750)	—	—
Proceeds from Sale of Customer List	—	2,500	—
Proceeds from Sale of Property and Equipment	5	175	783
Restricted Cash	—	496	1,758
Other		148	31

Cash Provided by (Used in) Investing Activities	(7,730)	11,081	810

Cash Flows from Financing Activities:
(Repayments) Borrowings Under Notes Payable, net	4,209	(545)	(5,633)
Payments on Senior Credit Agreement		(59,294)	(82,607)
Borrowings on Senior Credit Agreement		49,599	52,321
Payments of Long-Term Obligations	(931)	(116)	(49,023)
Borrowings on Long-Term Obligations		—	4,079
Proceeds from Issuance Of Common Stock and Warrants		—	59,287
Proceeds from Exercise of Warrants and Stock Options	2,494	4,634	107
Dividends Paid to Joint Venture Partner		(989)	—

Cash Provided by (Used in) Financing Activities	5,772	(6,711)	(21,469)

Effect of Changes in Exchange Rates	(128)	(1,772)	(179)
Increase (Decrease) in Cash And Cash Equivalents	1,960	23,210	1,242
Cash and Cash Equivalents at Beginning of Period	36,186	12,976	11,734

Cash and Cash Equivalents at End of Period	$38,146	$36,186	$12,976

Supplemental Disclosures of Cash Flow Information
Cash Paid during the Year for:
Interest	$229	$903	$9,810
Income Taxes	6,495	1,674	2,970
Supplemental Disclosures of Noncash Investing and Financing Activities
Nonmonetary exchange of assets	250	—	—
Capitalization of Interest on Long-Term Obligations	—	—	7,061
Issuance of compensatory common stock on executive incentive compensation plan	884	799	757
Capital lease obligations	—	238	167
Note received in sale of Avure Business	—	1,313	—
Classification of PIPE warrants to additional paid-in capital	—	13,611	—
Accounts Payable incurred to acquire Property and Equipment, and Intangible Assets	961	—	—
Accounts Receivable for Warrants and options exercised	—	1,086	—

The accompanying notes are an integral part of these consolidated financial statements.

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Common Stock		Capital In Excess of Par	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)
	Shares	Par Value
Balances, April 30, 2004	15,510	156	54,686	(58,630)	(4,429)	(8,217)
Components of Comprehensive Loss:
Net Loss				(21,197)		(21,197)
Unrealized Loss on Cash Flow Hedges, Net of Income Tax of $133					(343)	(343)
Reclassification Adjustment for Settlement of Cash Flow Hedges, net of income tax of $15					38	38
Cumulative Translation Adjustment, Net of Income Tax of $0					1,178	1,178

Total Comprehensive Loss						(20,324)

Issuance of Common Stock	17,473	175	52,690			52,865
Issuance of Warrants			2,690			2,690
Stock Compensation	512	4	2,446			2,450

Balances, April 30, 2005	33,495	335	112,512	(79,827)	(3,556)	29,464
Components of Comprehensive Income:
Net Income				7,410		7,410
Unrealized Loss on Cash Flow Hedges, Net of Income Tax of $0					(715)	(715)
Reclassification Adjustment for Settlement of Cash Flow Hedges, net of income tax of $0					492 *	492 *
Reclassification of Avure Business Cumulative Translation Adjustment to Income, Net of Income Tax of $0					(3,053)	(3,053)
Cumulative Translation Adjustment, Net of Income Tax of $0					(1,167)	(1,167)

Total Comprehensive Income						2,967

Exercise of Warrants & Options	2,925	24	5,695			5,719
Reclass Warrant Liability to Capital In Excess of Par			13,611			13,611
Stock Compensation	523	5	5,374			5,379

Balances, April 30, 2006	36,943	$364	$137,192	$(72,417)	$(7,999)	$57,140
Cumulative effect of the adoption of 123R (Note 13)			(313)			(313)
Components of Comprehensive Income:
Net Income				3,670		3,670
Reclassification Adjustment for Settlement of Cash Flow Hedges, net of income tax of $0					273	273
Cumulative Translation Adjustment, Net of Income Tax of $0					(1,028)	(1,028)

Comprehensive Income						2,915

Cumulative effect of the adoptions of FAS 158 (Note 14)					(201)	(201)
Exercise of Warrants & Options	168	2	1,408			1,410
Stock Compensation	157	1	828			829

Balances, April 30, 2007	37,268	$367	$139,115	$(68,747)	$(8,955)	$61,780

*	The amount includes $448 related to the discontinued operations and was transferred to the purchaser of Avure Business on October 31, 2005 (see Note 3).

The accompanying notes are an integral part of these consolidated financial statements.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three years ended April 30, 2007

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

The Company has identified four reportable segments: North America Waterjet, Asia Waterjet, Other International Waterjet (together known as Waterjet) and Applications. See Note 19 for detailed information on the reportable segments.

Principles of Consolidation

The consolidated financial statements include the accounts of Flow International Corporation and its wholly-owned subsidiaries. All material intercompany transactions and accounts have been eliminated in consolidation.

Revenue Recognition

The Company recognizes revenue for sales of UHP waterjet pumps, consumables and services, and billing for freight charges, in accordance with SEC Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements” and EITF Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.”. Additionally, because the FlowMaster software is essential to the functionality of the Company’s waterjet systems, the Company recognizes revenue on sales of waterjet systems in accordance with Statement of Position 97-2 (“SOP 97-2”), “Software Revenue Recognition.” Specifically, the Company recognizes revenue when persuasive evidence of an arrangement exists, title and risk of loss have passed to the customer, the price is fixed or determinable, and collectibility is reasonably assured, or probable in the case of sale of waterjet systems. Generally, sales revenue is recognized at the time of shipment, receipt by customer, or, if applicable, upon completion of customer acceptance provisions.

Unearned revenue is recorded for products or services that have not been provided but have been invoiced under contractual agreements or paid for by a customer, or when products or services have been provided but all the criteria for revenue recognition have not been met.

For those arrangements with multiple elements, the arrangement is divided into separate units of accounting if certain criteria are met, including whether the delivered item has stand-alone value to the customer and whether there is vendor specific objective and reliable evidence of the fair value of the undelivered items. For contract arrangements that combine deliverables such as systems with embedded software, and installation, each deliverable is generally considered a separate unit of accounting or element. The consideration received is allocated among the separate units of accounting based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units. The amount allocable to a delivered item is limited

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2007

(All tabular dollar amounts in thousands, except per share and option amounts)

to the amount that the Company is entitled to bill and collect and is not contingent upon the delivery/performance of additional items. In cases where there is objective and reliable evidence of the fair value of the undelivered item in an arrangement but no such evidence for the delivered item, the residual method is used to allocate the arrangement consideration.

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

Cost of Sales

Cost of sales is generally recognized when products are shipped or services are delivered. In the case of waterjet systems, cost of sales for delivered systems is generally recognized in the period when the revenue for all or portion of the waterjet system sale is recognized. Cost of sales includes direct and indirect costs associated with the manufacture, installation and service of the Company’s systems and consumable parts sales. Direct costs include material and labor, while indirect costs include, but are not limited to, depreciation, inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other costs of our distribution network.

Advertising Expense

The Company recognizes advertising expense as incurred including online and offline costs to promote its brands. For the years ended April 30, 2007, 2006 and 2005, the advertising expense was $1,042,000, $846,000 and $690,000, respectively.

Cash and Cash Equivalents

The Company considers highly liquid short-term investments with original maturities from the date of purchase of three months or less, if any, to be cash equivalents. The Company’s cash consists of demand deposits in large financial institutions. At times, balances may exceed federally insured limits.

Short-term Investments

Investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short term investments. Short-term investments are available-for-sale and are recorded at cost which approximates fair value.

Inventories

Inventories are stated at the lower of cost, determined by using the first-in, first-out method, or market. Costs included in inventories consist of materials, labor and manufacturing overhead, which are related to the purchase or production of inventories.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2007

(All tabular dollar amounts in thousands, except per share and option amounts)

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

Goodwill and Intangible Assets

In accordance with Statement of Financial Accounting Standard 142 (“FAS 142”), “Goodwill and Other Intangible Assets.” the Company does not amortize goodwill or intangible assets with indefinite lives. Goodwill and intangible assets with indefinite lives are tested for impairment at each year end, or more frequently, if a significant event occurs. Intangible assets with a finite life are tested for impairment when events or change in circumstances indicate the carrying value may not be recoverable. To test goodwill for impairment, the Company compares the fair value of its reporting units, and, if necessary, the implied fair value of goodwill, with the corresponding carrying values. If necessary, the Company records an impairment charge for any shortfall. The Company determines the fair value of its reporting units using a discounted cash flow model and uses other measures of fair value, such as purchase prices offered by potential buyers of businesses that might be sold, if they are viewed as better indicators of fair value. In accordance with FAS 142, the Company conducted its annual impairment review of goodwill as of April 30 on its continuing operations and concluded that goodwill was not impaired. During fiscal 2005, with the possibility of the sale of its North America and International Press reportable segments as well as the non ultrahigh-pressure portion of its Food reportable segment (the “Avure Business” or “Discontinued Operations”), the Company determined that it was not appropriate to carry forward previous years’ valuations of the reporting units in these reportable segments that carried goodwill. The Company, therefore, updated its estimates of fair value of the reporting units based on the offer prices it had received from potential purchasers of the businesses and determined that their goodwill was fully impaired resulting in an impairment charge of $9.1 million of goodwill related to the Company’s North America and International Press reportable segments which was reflected in the Loss from Operations of Discontinued Operations for the year ended April 30, 2005.

Intangible assets consist of acquired and internally developed patents and trademarks. Trademarks have an indefinite life and are not amortized. Trademarks included in intangible assets were $507,000 and $405,000 at April 30, 2007 and 2006, respectively. The Company capitalizes application fees, license fees, legal and other costs of successfully defending a patent from infringement. The remaining costs are expensed as incurred. Patents are amortized on a straight-line basis over the legal life of the underlying patents. The weighted average amortization period for patents is 17 years. The total carrying amount of patents included in intangible assets was $4,456,000 and $4,044,000 at April 30, 2007 and 2006, respectively. Accumulated amortization was $1,548,000 and $1,276,000 at April 30, 2007 and 2006, respectively. Amortization expense for intangible assets with definite lives for continuing operations for the years ended April 30, 2007, 2006 and 2005 amounted to $283,000, $131,000 and $364,000, respectively. The estimated annual amortization expense is $212,000 for continuing operations for each year through April 30, 2010.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2007

(All tabular dollar amounts in thousands, except per share and option amounts)

Long-Lived Assets

In accordance with Statement of Financial Accounting Standard No. 144 (“FAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amounts of assets may not be recoverable. The carrying value of long-lived assets is assessed for impairment by evaluating operating performance and estimated future undiscounted cash flows of the underlying assets. If the sum of the expected future net cash flows of an asset is less than its carrying value an impairment charge is required. Impairment charges are recorded to the extent that an asset’s carrying value exceeds fair value. There was no impairment of long-lived assets for the years ended April 30, 2007, 2006 and 2005.

Fair Value of Financial Instruments

Financial instruments consist primarily of cash, trade accounts receivable, accounts payable, debt, customer deposits and foreign currency hedge contracts. The carrying amount of all financial instruments on the balance sheet as of April 30, 2007 and 2006 approximates fair value.

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

Credit risks are mitigated by the diversity of customers in our customer base across many different geographic regions and performing creditworthiness analyses on such customers. No single customer accounted for 10% or more of revenues during any of the three year ended April 30, 2007. Some of our customers are contractors to The Boeing Company (“Boeing”) and are purchasing from the Company equipment for certain projects awarded to them by Boeing. Boeing-related system revenue was $21.6 million in fiscal 2006 which is in excess of 10% of the consolidated revenue due in part to equipment related to the Boeing 787 project initiated in fiscal 2005. Boeing-related system revenue was not in excess of 10% of our consolidated revenue in fiscal years 2007 and 2005. As of April 30, 2007 and 2006, the Company does not believe that it has any significant concentrations of credit risk.

Warranty Liability

Products are warranted to be free from material defects for a period of one year from the date of installation. Warranty obligations are limited to the repair or replacement of products. Warranty liability is recorded at time of the sale. The Company’s warranty accrual is reviewed quarterly by management for adequacy based upon recent shipments and historical warranty experience. Credit is issued for product returns upon receipt of the returned goods, or, if material, at the time of notification and approval. In fiscal year 2007 the term of the product warranty on new standard system sales was extended from one year to two years for the North America Segment.

Product Liability

The Company is obligated under terms of its product liability insurance contracts to pay all costs up to deductible amounts. These costs are reported in General and Administrative expenses and include insurance, investigation and legal defense costs.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2007

(All tabular dollar amounts in thousands, except per share and option amounts)

Health Benefits

Starting fiscal 2006, the Company is self insured for the cost of employee group health insurance. Each reporting period, the Company records the costs of its health insurance plan including paid claims, the change in the estimate of incurred but not reported (“IBNR”) claims, taxes and administrative fees (collectively the “Plan Cost”). For the years ended April 30, 2007 and 2006, Plan Cost was approximately $2.4 million and $2.1 million, and the liability, including IBNR, which is recorded in wages and benefits payable, was $167,000 and $234,000 as of April 30, 2007 and 2006, respectively.

Foreign Currency Translation

The financial statements of foreign subsidiaries have been measured and translated in accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”. The local currency is the functional currency for all operations outside of the United States. Assets and liabilities are translated at year-end rates. Income and expense accounts are translated at the average rates in effect during the period. Net exchange rate gains and losses resulting from different exchange rates from period to period are included in other comprehensive income in shareholders’ equity.

Assets and liabilities (including inter-company accounts that are transactional in nature) of the Company which are denominated in currencies other than the functional currency of the entity are translated based on current exchange rates and gains or losses are included in Other Income (Expense) on the Consolidated Statements of Operations.

Research and Engineering

The majority of research and engineering expenses are related to research and development efforts undertaken by the Company which are expensed as incurred. Research and development expenses were $8.7 million, $6.7 million and $5.5 million for fiscal 2007, 2006 and 2005.

Other Income, net

Other Income, net consists of the following:

	Year Ended April 30,
	2007	2006	2005
Net realized foreign exchange gain	$213	$19	$2,826
Net unrealized foreign exchange gain (loss)	1,827	55	(772)
Hedging Costs	(206)	—	—
Other	(13)	236	(75)

Total	$1,821	$310	$1,979

Basic and Diluted Income (Loss) Per Share

Basic income (loss) per share represents net income (loss) available to common shareholders divided by the weighted average number of shares outstanding during the period. Diluted income (loss) per share represents net income (loss) available to common shareholders divided by the weighted average number of shares outstanding

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2007

(All tabular dollar amounts in thousands, except per share and option amounts)

including the potentially dilutive impact of common stock equivalents, which include stock option and warrants. Potential common stock equivalents of stock options and warrants are computed by the treasury stock method and are included in the denominator for computation of earnings per share if such equivalents are dilutive.

The following table sets forth the computation of basic and diluted loss per share:

	Year Ended April 30,
	2007	2006	2005
Numerator:
Income (loss) from continuing operations	$4,355	$7,998	$(12,174)

Denominator:
Denominator for basic income (loss) per share—weighted average shares	37,192	34,676	17,748
Dilutive potential common shares from employee stock options	333	230	—
Dilutive potential common shares from warrants	270	1,371	—
Dilutive potential common shares from stock compensation plans	73	374	—

Denominator for diluted income (loss) per share—weighted average shares and assumed conversions	37,868	36,651	17,748

Basic income (loss) per share from continuing operations	$.12	$.23	$(.69)
Diluted income (loss) per share from continuing operations	$.12	$.22	$(.69)

There were 2,034,546 of potentially dilutive common shares from employee stock options and 3,219,245 of potentially dilutive shares from warrants which have been excluded from the diluted weighted average share denominator for fiscal 2005, as their effect would be anti-dilutive.

Stock Based Compensation

Effective May 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123R (“FAS 123R”), “Share-Based Payment (Revised 2004)”. FAS 123(R) supersedes previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) which were applicable for 2006 and 2005.

The Company elected to use the modified prospective transition method permitted by FAS 123R and therefore has not restated its financial results for prior periods. Under this transition method, the compensation cost recognized by the Company beginning in fiscal 2007 includes (a) compensation cost for all stock-based compensation awards that were granted prior to, but not vested as of May 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement of Financial Accounting Standard No. 123 (“FAS 123”), “Accounting for Stock Based Compensation”, and (b) compensation cost for all stock-based compensation awards granted subsequent to May 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. Compensation expense is recognized only for those options, stocks, or stock units expected to vest with forfeitures estimated at the grant date based on the Company’s historical experience and future expectations. If the actual number of forfeitures differs from those estimated by the management, additional adjustments may be required in future periods. Compensation expense is recognized on a straight-line basis over the total requisite service period of each award, and recorded in operating expenses on the Consolidated Statement of Operations. For fiscal 2007, the Company recorded $251,000 (pre-tax) of stock-based

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2007

(All tabular dollar amounts in thousands, except per share and option amounts)

compensation expense related to stock options, which is included in general and administrative expense in the Consolidated Statements of Operations. As a result of implementing FAS 123R, the Company’s income before income taxes decreased by $251,000 and net income decreased by $189,000 as compared to the amounts that the Company would have recorded for stock-based compensation expense under prior accounting rules. In addition, FAS 123R requires the Company to classify tax benefits resulting from tax deductions in excess of stock-based compensation expense recognized as a financing activity. There were no tax benefits resulting from tax deductions in excess of stock compensation expense and therefore no impact to the Consolidated Statement of Cash Flows. See Note 13 for further information related to the Company’s stock compensation plans.

Prior to fiscal 2007, stock-based compensation plans were accounted for using the intrinsic value method prescribed in APB 25 and related interpretations. Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FAS 123, the Company’s net income (loss) and basic and diluted net income (loss) per share would have been changed to the pro forma amounts indicated below (in thousands, except for per share data):

	2006	2005
Net income (loss), as reported	$7,410	$(21,197)
Add: Employee stock-based compensation under APB 25 included in net loss	5,602	1,046
Deduct: Total employee stock-based compensation expense under fair value based method for all awards	(2,704)	(1,090)

Pro forma net income (loss)	$10,308	$(21,241)

Net income (loss) per share—basic:
As reported	$.21	$(1.19)
Pro forma—basic	$.30	$(1.20)
Net income (loss) per share—diluted:
As reported	$.20	$(1.19)
Pro forma—diluted	$.28	$(1.20)

Upon adoption of FAS 123R, the Company continued to use the Black-Scholes option pricing model as its method of valuation for stock option awards. The Company’s determination of the fair value of stock option awards on the date of grant using an option pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected life of the award, the Company’s expected stock price volatility over the term of the award, forfeitures, and projected exercise behaviors. Although the fair value of stock option awards is determined in accordance with FAS 123(R), the Black-Scholes option pricing model requires the input of subjective assumptions, and other assumptions could provide differing results.

No options were granted in fiscal 2006. For fiscal year 2007 and 2005, the weighted-average fair values at the date of grant for options granted were estimated using the Black-Scholes option-pricing model, based on the following assumptions: (i) no expected dividend yields; (ii) expected volatility rates of 61.9% and 62.7% based on historical volatility of our stock price; and (iii) expected lives of two and six years based on historical experience. The risk-free interest rate applied was 4.97% and 3.8%, respectively, based on U.S Treasury constant maturity interest rate whose term is consistent with the expected life of our stock options.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2007

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

Note 2—Recently Issued Accounting Pronouncements

In September, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company adopted SAB 108 in the fourth quarter of its fiscal year 2007, which did not have a material impact on its financial statements.

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 which is the beginning of the Company’s fiscal 2008. Based on the Company’s analysis of its uncertain tax provisions, the Company expects that the financial impact, if any, of applying the provisions of FIN 48 to all tax positions will not result in a material impact to retained earnings upon the initial adoption of FIN 48.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Defining Fair Value Measurement” (FAS 157) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after December 15, 2007, which is the beginning of the Company’s fiscal year 2009. The Company is currently evaluating the impact of adopting FAS 157 on its financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards (“FAS 159) “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. FAS 159 provides entities with an option to choose to measure eligible items at fair value at specified election dates. If elected, an entity must report unrealized gains and losses on the item in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method, is irrevocable (unless a new election date occurs); and is applied only to entire instruments and not to portions of instruments. The Company is currently evaluating the impact of adopting FAS 159 on its financial statements, which is effective for fiscal years beginning after November 15, 2007, which is the beginning of the Company’s fiscal year 2009.

Note 3—Discontinued Operations

On October 31, 2005, the Company completed the sale of certain of its non-core businesses; Avure Technologies, Incorporated, Flow International FPS AB, Avure Technologies AB subsidiaries, and our 51%

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2007

(All tabular dollar amounts in thousands, except per share and option amounts)

interest in Flow Autoclave Systems (together, the “Avure Business”). As a result of the strategy to divest itself of operations that do not rely upon its core ultra-high-pressure water pump business, the Company has classified the financial results of its Avure Business as discontinued operations on the Consolidated Statements of Operations for all periods presented. The Consolidated Statements of Cash Flows for the years ended April 30, 2007, 2006 and 2005 do not reflect discontinued operations treatment for the Avure Business as the Company has elected not to reclassify its cash flows for this discontinued operation.

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

The Company initially recorded a loss of $1,147,000, net of income taxes of $334,000, on the sale in the second quarter of fiscal year 2006. During its fiscal year 2006, the Company increased its Loss on Sale of Discontinued Operations by $300,000 as its best estimate of the amount required to settle the working capital dispute, and by $107,000 as a discount on the 3 year note, for a total of $407,000.

The purchaser of the Avure Business (the “Purchaser”) subsequently claimed that it was entitled to a further working capital adjustment of $1.4 million, which claim the Company disputed. The Company and the Purchaser agreed to resolve this claim in accordance with the arbitration procedure agreed on at the time of sale. The Company and the Purchaser also agreed that the Purchaser would have a limited right to prepay, at a 12.5% discount, the balance of the promissory note due 3 years after closing. The prepay right expired on January 31, 2007. The Company received a partial payment on the note receivable of $995,000 in the second quarter of fiscal 2007.

On August 16, 2006, the Company received notice from the arbitrator to whom the dispute had been referred regarding the resolution of its outstanding dispute with the Purchaser. Although the Company does not agree with all the findings of the arbitrator, the decision by the arbitrator constitutes a final resolution of all disputes between the Purchaser and the Company regarding the calculation of net working capital. The adjustment amounts to $1,026,000 (including interest and arbitration fees), of which $300,000 was previously accrued as a liability. A Loss on Sale from Discontinued Operations of $685,000 was recorded for the year ended April 30, 2007. The Company delivered payment to the Purchaser on August 21, 2006.

Summarized financial information for the discontinued operations is set forth below:

	April 30,
	2006	2005
Sales	$16,087	$46,399
Income (loss) before provision for income taxes	1,454	(8,292)
Provision for income taxes	(488)	(731)
Income (loss) from operations of discontinued operations	966	(9,023)

Note 4—Private Investment in Public Equity

On March 21, 2005, in a Private Investment in Public Equity Transaction (“PIPE Transaction”), the Company sold 17,473,116 equity units at $3.72 per unit for gross proceeds of $65 million, and net proceeds of

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2007

(All tabular dollar amounts in thousands, except per share and option amounts)

more than $59 million. A unit consists of one share of common stock and one warrant to buy 1/10th of a share of common stock. Ten warrants give the holder the right to purchase one share of common stock for $4.07.

In connection with the PIPE Transaction, the Company sold $65 million of stock and warrants to investors, the Company entered into a Registration Rights Agreement (“RRA”). Under the RRA, the Company is required to keep the registration statement on Form S-1 for the resale of common stock issued in PIPE and pursuant to warrants issued in the PIPE (“PIPE Securities”) effective and available for resale of PIPE Securities. The obligation exists until the earlier of five years, two years after the exercise of the warrants, or the resale of all PIPE Securities. If the registration is unavailable for resales for the period specified in the RRA, the Company will be obligated to pay, on a monthly basis, penalties to purchasers of PIPE Securities who still hold PIPE Securities. The Company will be obligated to file post-effective amendments in the future to include updating information and to reflect “fundamental changes,” if any, that may occur. Depending on the timing of the filing of the post-effective amendments and how long it takes the SEC to declare such post-effective amendments effective, the registration statement may not be available for resales for periods of time.

Under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), the fair value of the warrants issued under the PIPE Transaction were reported initially as a liability and marked to fair value on the Statement of Operations at each reporting period due to the requirement to net-cash settle the transaction until the Company’s Form S-1 was declared effective. The reason for this treatment is that there were cash payment penalties of 1% of the gross proceeds per month ($650,000) had the Form S-1 not been declared effective prior to March 10, 2006. The Form S-1 registration statement was declared effective on February 22, 2006. Upon effectiveness of the Form S-1, these amounts were reclassified into Capital in Excess of Par in the Equity section of the Consolidated Balance Sheets.

On April 20, 2006, the Company announced its intention to convert to common stock all remaining common stock warrants issued in connection with PIPE Transaction. The terms of the warrants allow the Company to force conversion of outstanding warrants to common stock if certain conditions are met. One of the conditions was that the closing price for the Company’s stock for each of the 20 consecutive trading days prior to the date of the notice of conversion exceeds $8.14. This condition was satisfied in April 2006. Another condition is that the shares issuable upon exercise of the warrants must be registered, a condition that was satisfied when the Company’s Form S-1 registration statement was declared effective on February 22, 2006. Pursuant to the terms of the warrants, the exercise date was April 28, 2006, the fifth trading day following the day the Company notified the warrant holders of the conversion. The warrant holders had the option of completing the conversion on a cash or cashless basis. For those warrant holders opting for the cashless exercise, the Company issued 334,054 shares. For those warrant holders opting for the cashless exercise, the conversion of the warrants to common stock was completed with each warrant holder receiving a number of shares based on the formula set forth in the warrant. The Company received $3.6 million from warrant holders that converted on a cash basis and issued 886,443 shares. At April 30, 2007, there were 403,300 warrants outstanding which are exercisable at $4.07 per share. These warrants cannot be exercised because of a provision in the warrants preventing their exercise when it would make the holder have more than 10% of the Company’s shares.

The RRA originally provided that we would not have to pay penalties until the registration statement could not be used for resale for an aggregate total of 40 trading days. The registration statement became unavailable for use November 22, 2006. On January 24, 2007 (when the registration had not been available for resale for 40 trading days), the RRA was amended to increase the number of aggregate blackout days to 102. The post effective amendment filed on April 12, 2007 was declared effective by the SEC on April 18, 2007, leaving 2

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2007

(All tabular dollar amounts in thousands, except per share and option amounts)

aggregate trading days. The monthly penalty would be approximately $400,000. We will be obligated to file additional post-effective amendments in the future to include updating information and to reflect “fundamental changes,” if any, that may occur. Depending on the timing of the filing of the post-effective amendments and how long it takes the SEC to declare such post-effective amendments effective the registration statement may not be available for resales for periods of time.

Note 5—Warranty Obligations

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

In fiscal year 2007 the term of the product warranty on standard system sales was extended from one year to two years for the North America Segment. The warranty accrual was increased in the current year due to the extention of the warranty term on new system sales, as well as, the current year warranty cost experience.

Included in Other Accrued Liabilities as of April 30, 2007 was $2.4 related to warranty costs. The following table shows the fiscal 2007 and 2006 activity for the Company’s warranty accrual:

Accrued warranty balance as of April 30, 2005	$1,710
Accruals for warranties on fiscal 2006 sales	1,483
Sale of Avure Business—see Note 3	(326)
Warranty costs incurred in fiscal 2006	(1,376)

Accrued warranty balance as of April 30, 2006	$1,491
Accruals for warranties of fiscal 2007 sales	4,514
Warranty costs incurred in fiscal 2007	(3,600)

Accrued warranty balance as of April 30, 2007	$2,405

Note 6—Derivative Financial Instruments

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

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2007

(All tabular dollar amounts in thousands, except per share and option amounts)

Certain forecasted transactions and assets are exposed to foreign currency risk. The Company monitors its foreign currency exposures regularly to maximize the overall effectiveness of its foreign currency hedge positions. In fiscal 2006, the Company was awarded two aerospace contracts to be paid in Eurodollars. In order to mitigate the foreign exchange risk between US Dollar and Eurodollars, the Company entered into two derivative instruments on December 16, 2005 and March 27, 2006 with total notional amounts of $7.3 million and $4.4 million, respectively. These foreign exchange contracts expired at various times through June 2007. In June 2006, the Company was directed by the customer to suspend, then subsequently to cancel work on these two systems as a result of changes in the timing and scope of the projects. The Company consequently cancelled the related hedges and discontinued hedge accounting in accordance with FAS 133, and as a result, the Company recorded a total of $206,000 in Other Expense related to these hedges in its fiscal 2007.

Hedge ineffectiveness, determined in accordance with FAS 133, had no impact on earnings for the years ended April 30, 2007, and 2006. No cash flow hedges were derecognized or discontinued for the year ended April 30, 2007.

Derivative gains or losses included in OCI are reclassified into earnings each period as the related transactions are recognized into earnings. $273,000 and $44,000 was transferred from OCI into earnings during the year ended April 30, 2007 and 2006, respectively.

Note 7—Related Party Transactions

Arlen I. Prentice, a director, is Chief Executive Officer of Kibble & Prentice Holding Company, a company that, together with its wholly owned subsidiary, provides insurance brokerage services to the Company. Premium payments for insurance coverage that Kibble & Prentice Holding Company passes on to the underwriters have totaled $2.1 million, $2.4 million and $1.0 million for the fiscal years ended April 2007, 2006 and 2005, respectively. These amounts included commissions of $218,000, $282,000 and $228,000, respectively.

Note 8—Receivables

Receivables consist of the following:

	April 30,
	2007	2006
Trade Accounts Receivable	$27,573	$31,841
Unbilled Revenues	1,929	5,219

	29,502	37,060
Less Allowance for Doubtful Accounts	2,884	2,867

	$26,618	$34,193

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

For the three years ended April 30, 2007

(All tabular dollar amounts in thousands, except per share and option amounts)

Note 9—Inventories

Inventories consist of the following:

	April 30,
	2007	2006
Raw Materials and Parts	$15,610	$13,450
Work in Process	2,765	2,042
Finished Goods	8,260	7,283

	$26,635	$22,775

Note 10—Property and Equipment

Property and Equipment are as follows:

	April 30,
	2007	2006
Land and Buildings	$7,426	$6,122
Machinery and Equipment	24,487	21,894
Furniture and Fixtures	2,879	2,376
Leasehold Improvements	5,930	7,223
Construction in Progress	4,295	785

	45,017	38,400
Less Accumulated Depreciation and Amortization	29,538	27,315

	$15,479	$11,085

Assets held under capitalized leases and included in property and equipment were $573,000 as of April 30, 2007 and 2006. Accumulated depreciation was $354,000 and $221,000 as of April 30, 2007 and 2006, respectively.

Note 11—Long-Term Obligation and Notes Payable

Long-term obligations and notes payable are as follows:

	April 30,
	2007	2006
Term Loan Payable	$3,601	$4,702

Less Current Portion	(822)	(928)

	$2,779	$3,774

Notes Payable	$6,366	$2,319

The Company has a three year credit agreement (“Agreement”) which provides for a revolving line of credit of up to $30.0 million with a maturity date of August 1, 2008 and is collateralized by a general lien on all of the

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2007

(All tabular dollar amounts in thousands, except per share and option amounts)

Company’s assets. Certain subsidiaries guaranteed the Company’s line of credit under the Agreement. Interest rates under the Agreement are at LIBOR plus a percentage depending on the Company’s leverage ratios, or at the Bank of America’s prime rate in effect from time to time, at the Company’s option. LIBOR and the prime rate at April 30, 2007 were 5.32% and 8.25%, respectively. The Agreement requires compliance with funded debt, tangible net worth and liquidity ratios. The Company also pays an annual letter of credit fee equal to 1.25% of the amount available to be drawn under each outstanding letter of credit. The annual letter of credit fee is payable quarterly in arrears and varies depending on the Company’s leverage ratio. In addition, the Agreement includes a subjective acceleration clause which permits the lenders to demand payment in the event of a material adverse change. As of April 30, 2007, the Company had $28.5 million of domestic unused line of credit available, net of $1.5 million in outstanding letters of credit. The Company was in compliance with all covenants as of April 30, 2007.

The Company also has capital leases for office equipment on which it owes outstanding principal of $176,000. This total amount is shown under Term Loans Payable as of April 30, 2007, of which $61,000 is current.

The Company has outstanding a seven-year collateralized long-term loan, expiring in 2011, in the amount of 145 million New Taiwanese Dollars (US$4.4 million at April 30, 2007) bearing interest at the current annual rate of 3.23%. The loan is collateralized by our manufacturing facility in Taiwan. In April 2007, we borrowed $5.3 million against this facility for the repatriation of cash from two foreign subsidiaries. The balance of $3.4 million at April 30, 2007 is included in Term Loans Payable, of which $761,000 is current.

The Company also has four unsecured credit facilities in Taiwan with a commitment totaling $228 million New Taiwanese Dollars (US $6.8 million at April 30, 2007), bearing interest at rates ranging from 2.10% to 2.15% per annum. The credit facilities have maturities between 12 and 36 months and can be extended for like periods, as needed, at the bank’s option. At April 30, 2007, all the credit facilities will mature within one year and the balance outstanding under these credit facilities amounts to US $6.4 million, which is shown under Notes Payable.

The Company has a $500,000 secured banking facility renewed annually. This facility bears an interest rate based on the US dollar or Hong Kong Dollar basic lending rate currently at 8.25% and 8.00%. The purpose of the facility is for establishment of Letters of Credit with a maximum term of 120 days. The Company pays a fee of 1% based on the guaranteed Letter of Credit. There were no outstanding borrowings under this banking facility as of April 30, 2007.

Principal payments under all debt obligations for the next five years are as follows: $761,000 through each of 2008 through 2011, $378,040 in 2012 and $0 thereafter.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2007

(All tabular dollar amounts in thousands, except per share and option amounts)

Note 12—Income Taxes:

The components of consolidated income (loss) before income taxes and the provision for income taxes are as follows:

	Year Ended April 30,
	2007	2006	2005
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes:
Domestic	$(3,415)	$(5,333)	$(20,161)
Foreign	10,807	18,514	9,921

Total	$7,392	$13,181	$(10,240)

The provision for income taxes from Continuing Operations comprises:

	Year Ended April 30,
	2007	2006	2005
Current:
Federal	$36	$—	$—
State and Local	51	46	(18)
Foreign	1,980	4,384	1,952

Total	2,067	4,430	1,934
Deferred	970	753	—

Total	$3,037	$5,183	$1,934

Net deferred tax assets (liabilities) comprise the following:

	April 30, 2007	April 30, 2006
Current deferred tax assets/(liabilities):
Accounts receivable allowances	$266	$309
Inventory capitalization	272	381
Obsolete inventory	746	434
Vacation accrual	337	293
Business tax credits	—	423
Foreign Withholding Tax	(1,370)	(2,346)
Foreign	(213)	108
Other	25	—

Current Deferred Tax Assets (Liabilities)	63	(398)
Unrealized loss	—	—
Valuation allowance	(1,646)	(1,840)

Total Current Deferred Tax Assets/(Liabilities)	(1,583)	(2,238)

Long-Term:
Fixed assets	1,491	835
Net operating loss carryover	23,554	31,870
Capital loss	1,561	1,561
Goodwill	1,686	61
Foreign taxes	3,813	3,039
Deferred Compensation	495	476
Undistributed foreign earnings	(5,402)	(3,935)
AMT credits	546	546
Deferred Income	(404)	—
Foreign Tax Basis Differential	128	—
Foreign Unrealized Exchange Gain/Loss	(6,696)	—
Foreign	304	177
Currency Translation Adjustment	269
All other	3,176	1,428

Long-Term Deferred Tax Assets/(Liabilities)	24,521	36,058
Fixed assets	—	—
Valuation allowance	(24,217)	(35,881)

Total Long-Term Deferred Tax Asset/(Liabilities)	304	177

Net Deferred Tax Asset (Liability)	$(1,279)	$(2,061)

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2007

(All tabular dollar amounts in thousands, except per share and option amounts)

The Company’s valuation allowance decreased by $11.7 million and increased by $2.8 million in fiscal 2007 and 2006, respectively. The 2007 decrease included changes of $4.3 million relating to prior years which resulted from changes in the underlying domestic gross deferred tax assets, primarily net operating losses, which gave rise to the valuation allowance but did not impact the Company’s Statement of Operations for the year ended April 30, 2007. In fiscal 2006 the Company re-evaluated the tax treatment of the sale of its discontinued operations (Avure Business). As a result of this re-evaluation, state income tax net operating loss increased from $15.1 million to $31 million, and the deferred tax asset relating to state income tax net operating losses and corresponding valuation allowance increased by $718,000 and $718,000, respectively. Additionally, the fiscal 2006 state income tax expense decreased $20,000.

The company conducts business in various countries throughout the world and is subject to tax in numerous jurisdictions. As a result the company files a significant number of tax returns that are subject to audit by tax authorities. Tax audits are complex and in many cases require several years to resolve. The company records estimated tax liabilities to the extent the contingencies are probable and can be reasonably estimated. These contingencies totaled $5.2 million and $0 as of April 30, 2007 and 2006, respectively. Such estimated tax liabilities are based on management’s judgment and best estimate as to the ultimate outcome of tax audits. However, future results may include adjustments to these estimates in the period the assessments are resolved or the statute of limitations on a potential assessment expires. As a result, the Company’s effective tax rate my fluctuate significantly.

A reconciliation of income taxes at the federal statutory rate to the provision for income taxes from continuing operations is as follows:

	Year Ended April 30,
	2007	2006	2005
Income taxes at federal statutory rate	34.0%	34.0%	(34.0)%
Foreign tax rate differences	(7.7)	(9.9)	(2.4)
Change in valuation allowances	(164.0)	(51.2)	58.8
Other permanent differences	3.2	25.2	(7.0)
Foreign earnings not previously subject to U.S. tax	19.8	37.3	—
Foreign withholding taxes	10.5	7.4	2.1
Stock compensation	(6.2)	—	—
Tax credits	(6.5)	—	—
Prior year reconciled amounts	165.5	(7.0)	—
Other	(7.5)	3.5	1.4

Income tax provision	41.1%	39.3. %	18.9%

As of April 30, 2007, the Company had approximately $34.6 million of domestic net operating loss and $15.6 million of state net operating loss carryforwards to offset certain earnings for federal and state income tax purposes. These net operating loss carryforwards expire between fiscal 2022 and fiscal 2026. Net operating loss carryforwards in foreign jurisdictions amount to $30.7 million and do not expire. The Company also has a capital loss carryover of $4.3 million which expires in 2011. Utilization of net operating losses may be subject to limitation due to ownership changes and other limitations provided by the Internal Revenue code and similar state provisions. If such a limitation applies, the net operating loss may expire before full utilization.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2007

(All tabular dollar amounts in thousands, except per share and option amounts)

Since 2003, the Company has provided a full valuation allowance against its domestic net operating losses and certain foreign net operating losses. The Company has also placed a valuation allowance against certain other deferred tax assets based on the expected reversal of both deferred tax assets and liabilities.

In years prior to fiscal 2004 a provision was not made for U.S. income taxes or foreign withholding taxes on undistributed earnings of foreign subsidiaries. In the fourth quarter of fiscal 2004, the Company was no longer able to permanently defer foreign earnings as a result of changes in financing arrangements. As a result, the Company recorded a liability for withholding taxes payable on future repatriation of historical foreign earnings as of April 30, 2007, 2006 and 2005, of $0.5 million, $1.0 million, and $217,000 respectively. In the current fiscal year, the Company repatriated $8.0 million, net of tax of $1.4 million from two foreign subsidiaries and plans to continue to repatriate additional earnings from these foreign subsidiaries in the future. In fiscal 2006, we repatriated $1.4 million from certain foreign subsidiaries.

Note 13—Stock-based Compensation Plans

The Company maintains stock-based compensation plans described as follows:

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

Effective May 1, 2006, the beginning of its fiscal year 2007, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123R (“FAS 123R”), “Share-Based Payment (Revised 2004)”. The Company elected to use the modified prospective transition method permitted by FAS 123R and therefore has not restated its financial results for prior periods. Under this transition method, the compensation cost recognized by the Company beginning in fiscal 2007 includes (a) compensation cost for all stock-based compensation awards that were granted prior to, but not vested as of May 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement of Financial Accounting Standard No. 123 (“FAS 123”), “Accounting for Stock Based Compensation”, and (b) compensation cost for all stock-

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2007

(All tabular dollar amounts in thousands, except per share and option amounts)

based compensation awards granted subsequent to May 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. Compensation expense is recognized only for those options, stocks, or stock units expected to vest with forfeitures estimated at the grant date based on the Company’s historical experience and future expectations. If the actual number of forfeitures differs from those estimated by the management, additional adjustments may be required in future periods. Compensation expense is recognized on a straight-line basis over the total requisite service period of each award, and recorded in operating expenses on the Consolidated Statement of Operations.

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

The following tables summarize the stock option activities for the years ended April 30:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term
Outstanding at April 30, 2006	1,241,991	$8.91
Granted during the period	21,250	12.81
Exercised during the period	(167,860)	8.90
Expired during the period	(31,977)	8.81

Outstanding at April 30, 2007	1,063,404	$8.99	$2,819,601	3.61

Exercisable at April 30, 2007	1,042,154	$8.91	$2,844,463	3.61
Vested or expected to vest at April 30, 2007	1,042,154	8.91	2,844,463	3.61

	Year ended April 30,
	2007	2006	2005
Weighted average grant-date fair value of stock options granted	$4.76	$—	$3.59
Total intrinsic value of options exercised	$776	$1,138	$113
Total fair value of options vested	$211	$76	$28
Cash received from exercise of share options	$1,410	$2,003	$108
Tax benefit realized from stock options exercised	$—	$—	$—

For the year ended April 30 2007, the Company recognized compensation expense related to stock options of $251,000 or $0.00 per basic and diluted share. There was no compensation expense related to stock options recognized for the year ended April 30, 2006 and 2005. As of April 30, 2007, total unrecognized compensation cost related to nonvested stock options was $0. No options were granted in fiscal 2006. For fiscal year 2007 and 2005, the weighted-average fair values at the date of grant for options granted were estimated using the Black-Scholes option-pricing model, based on the following assumptions: (i) no expected dividend yields; (ii) expected

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2007

(All tabular dollar amounts in thousands, except per share and option amounts)

volatility rates of 61.9% and 62.7% based on historical volatility of our stock price; and (iii) expected lives of two and six years based on historical experience. The risk-free interest rate applied was 4.97% and 3.8%, respectively, based on U.S Treasury constant maturity interest rate whose term is consistent with the expected life of our stock options.

Service-Based Stock Awards

The Company grants common stock or stock units to employees and directors of the Company with service conditions. The compensation cost of the stocks or units are based on their fair value at the grant date and recognized ratably over the service period.

The following table summarizes the service-based stock award activities for the Year ended April 30, 2007:

	Year Ended April 30, 2007
	Number of Shares	Weighted- Average Grant-date Fair Value
Nonvested at April 30, 2006	87,890	$4.86
Granted during the period	51,750	11.75
Forfeited during the period	(19,609)	3.38
Vested during the period	(47,498)	6.16

Nonvested at April 30, 2007	72,533	$9.33

For the year ended April 30, 2007, 2006, and 2005 the Company recognized compensation expense related to service-based stock awards of $0.7 million, $3.6 million, and $1.6 million, respectively. As of April 30, 2007, total unrecognized compensation cost related to such awards of $655,000 is expected to be recognized over a weighted average period of 2.24 years.

Performance-Based Stock Awards

The Company has granted stock units to an executive of the Company as part of the executive’s employment agreement. The stock units are granted at the beginning of the Company’s fiscal year and are vested at the year end upon achieving predetermined performance targets for that fiscal year. The compensation cost of the stock units are based on their fair value at the grant date and recognized ratably over the service period. For the years ended April 30, 2007, 2006, and 2005, the Company recognized compensation expense related to these awards of $0, $769,000 and $254,070, respectively. As of April 30, 2007, there was no unrecognized compensation cost related to this award.

Under an annual incentive plan adopted for each fiscal year, the Company grants executives and certain employees annual bonuses in the form of cash and common stock of the Company. Awards are based on the Company’s performance and individual goals and are usually granted following the conclusion of the Company’s fiscal year end. The shares of the common stock are not known at the grant date and the amount of the stock is equivalent to a fixed monetary amount. These awards have been recorded as liability awards under FAS 123R. Prior to May 1, 2006, the common stock portion of the awards were recorded as equity under APB 25. A cumulative effect adjustment of $690,000 was recognized upon adoption of FAS 123R to record the amounts previously recorded from capital in excess of par as a liability. For the years ended April 30, 2007, 2006, and 2005, the Company recognized compensation expense related to the annual incentive plan of $0.5 million, $2.0 million, and $2.1 million, respectively. As of April 30, 2007, there was no unrecognized compensation cost related to such awards.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2007

(All tabular dollar amounts in thousands, except per share and option amounts)

Starting fiscal 2006, the Company initiated Long-Term Incentive Plans (the “LTIPs”) under which the executive officers will receive stock awards based on the Company’s performance measures over three-year performance periods. These plans are adopted annually with new performance targets. Awards vary based on the degree to which the Company’s performance exceeds predetermined thresholds at the end of the performance period. No payout will occur unless the Company exceeds certain minimum threshold performance objectives. Compensation expense is based upon current performance projections for the three-year period and the percentage of the requisite service that has been rendered. During Fiscal 2006, accrued compensation expense for the LTIP was adjusted in each reporting period for changes in the value of the Company’s common stocks as required by the variable accounting method under APB 25. Upon adopting FAS 123R in fiscal 2007 the Company ceased using the variable accounting, and now records compensation cost for the unvested portion of the LTIP awards based on their grant-date fair value. The LTIPs permit employees to elect to net-settle a portion of the award paid in stock to meet the employee’s share of minimum withholding requirements, which the Company accounted for as a liability before adopting FAS 123R. FAS 123R allows such awards with net-settlement features for the employee’s share of minimum withholding requirements to be accounted for as equity, as such, a cumulative effect of $377,000 was recognized upon adoption of FAS 123R to record the amounts previously recorded as liabilities in capital in excess of par.

The following table summarizes the LTIPs activities for the year ended April 30, 2007:

	Year ended April 30, 2007
	Number of Shares	Weighted- Average Grant-date Fair Value
Nonvested at April 30, 2006	279,000	$7.81
Granted during the period	172,500	$13.50
Forfeited during the period	(270,000)	$9.50
Vested during the period	—	$—

Nonvested at April 30, 2007	181,500	$10.71

There was no compensation expense recognized related to LTIPs for the years ended April 30, 2007 and 2005 as the achievement of the performance objectives was not deemed probable. The Company recognized compensation expense related to LTIPs of $1.2 million for the year ended April 30, 2006 as the performance objectives were deemed to be probable at that time. During the fourth quarter of 2007, $1.2 million of compensation expense recognized in fiscal year 2006 related to the LTIP was reversed because the performance objectives were no longer deemed probable.

Effective February 2, 2007 an executive officer ceased to participate in the LTIPs and forfeited 240,000 shares, which reduced previously recorded compensation expense by $658,000.

In July 2003, the Company entered into retention agreements with certain key executives which were initially intended to provide these individuals with incentives to remain with the Company by providing periodic cash payments and a stock distribution in January 2007. As the Company’s financial condition has improved, thus reducing the risk that key executives will seek other employment, and the Company’s stock price has risen increasing the cost to the Company associated with the equity portion of the retention agreements, the Company Board of Directors approved on January 11, 2006 to terminate these agreements and distribute remaining unpaid

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2007

(All tabular dollar amounts in thousands, except per share and option amounts)

amounts. The Company recorded a total of $2.6 million during the year ended April 30, 2006 which included $899,000 from the impact of the acceleration on awards of restricted stock units under these agreements and their termination.

Note 14—Pension Plans

The Company has a 401(k) savings plan in which employees may contribute a percentage of their compensation. At its discretion, the Company may make contributions based on employee contributions and length of employee service. In October 2002, the Company discontinued its discretionary match to employees. Effective May 9, 2005, the Board resolved to reinstate employer matching contributions. Company contributions and expenses under the plan for the year ended April 30, 2007 and 2006 were $806,000 and $815,000, respectively. There were no such contributions and expenses in fiscal year 2005.

The Company sponsors a defined benefit pension plan in Taiwan, which is governed by a local regulation: The Labor Standard Law (1986). As required by the Labor Standard Law, the Company must remit 4% of the employee’s base salary into a designated investment account for the Pension Plan monthly. The pension benefit an employee is entitled to equals two months’ salary with a maximum of 45 months’ salary. An employee is eligible to withdraw their pension benefit upon 25 years of service, age 55 with 15 years of service, or age 60, if the employee is still employed by the Company upon retirement. If an employee terminates prior to retirement, the employee forfeits all accrued benefits under the Plan. Due to a change in Taiwanese law, all new employees hired after July 2005, are not subject to this plan, thus, the plan is frozen. The Company uses an April, 30 measurement date for its plan.

All plan assets are deposited in an interest earning account. The amount of net periodic cost recognized in fiscal 2007 was $131,000. This accumulated benefit obligation, unrecognized net transition obligation, and unrecognized loss were $1.0 million, $20,000 and $247,000, respectively, as of April 30, 2007. The Company’s projected benefit payments under this plan over the next year are $87,000.

Effective September 2006, the Company adopted Statement of Financial Accounting Standards No. 158 (“FAS 158”) “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FAS Statements No. 87, 88, 106, and 132(R)”. FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. A cumulative effect adjustment of $201,000 was recorded as an adjustment to accumulated other comprehensive income upon adoption of FAS 158.

The following table provides a reconciliation of the changes in the plans’ benefit obligations and fair value of plan assets for the two-year period ended April 30, 2007:

	Year ended April 30,
	2007	2006
Changes in the Projected Benefit Obligation
Projected Benefit Obligation—beginning balance	$1,627	$1,310
Service Cost	57	76
Interest Cost	68	47
Actuarial (Gain)/Loss	(172)	194
Benefits Paid	(124)	—

Projected Benefit Obligation—ending balance	$1,456	$1,627

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2007

(All tabular dollar amounts in thousands, except per share and option amounts)

	Year ended April 30,
	2007	2006
Changes in the Value of Plan Assets
Fair Value of Plan Assets—beginning balance	$1,130	$1,064
Actual Return (Loss) on Plan Assets	(19)	6
Employer Contribution	55	60
Benefits Paid	(122)	—

Fair Value of Plan Assets—ending balance	$1,044	$1,130

Actuarial assumptions used to determine benefit obligations were as follows:

	Year ended April 30,
	2007	2006
Discount rate	3.75%	3.75%
Expected rate of return on assets	2.75%	2.75%
Salary increase rate	3.00%	3.00%

Note 15—Preferred Share Rights Purchase Plan

On June 7, 1990 the Board of Directors of the Company adopted a Preferred Share Rights Purchase Plan (the “Plan”). The Plan was amended and restated as of September 1, 1999 and amended by Amendments No. 1 and 2 dated October 29, 2003 and October 19, 2004, respectively. Pursuant to the Plan, as amended, a Preferred Share Purchase Right (a “Right”) is attached to each share of Company common stock. The Rights will be exercisable only if a person or group acquires 15% or more of the Company’s common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15% or more of the common stock. Each Right entitles shareholders to buy one one-hundredth of a share of Series B Junior Participating Preferred Stock (the “Series B Preferred Shares”) of the Company at a price of $45. If the Company is acquired in a merger or other business combination transaction, each Right will entitle its holder to purchase a number of the acquiring company’s common shares having a value equal to twice the exercise price of the Right. If a person or group acquires 15% or more of the Company’s outstanding common stock, each Right will entitle its holder (other than such person or members of such group) to receive, upon exercise, a number of the Company’s common shares having a value equal to two times the exercise price of the Right. Following the acquisition by a person or group of 15% or more of the Company’s common stock and prior to an acquisition of 50% or more of such common stock, the Board of Directors may exchange each Right (other than Rights owned by such person or group) for one share of common stock or for one one-hundredth of a Series B Preferred Share. Prior to the acquisition by a person or group of 15% of the Company’s common stock, the Rights are redeemable, at the option of the Board, for $.0001 per Right. The Rights expire on September 1, 2009. The Rights do not have voting or dividend rights, and until they become exercisable, have no dilutive effect on the earnings of the Company. There are no outstanding rights under this plan as of April 30, 2007 and 2006.

Note 16—Commitments and Contingencies

Lease Commitments

The Company rents certain facilities and equipment under non-cancelable agreements treated for financial reporting purposes as operating leases. The majority of leases currently in effect are renewable for periods of two to five years. Rent expense under these leases was approximately $2.9 million $2.1 million and $2.4 million for the years ended April 30, 2007, 2006 and 2005, respectively.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2007

(All tabular dollar amounts in thousands, except per share and option amounts)

Future minimum rents payable under operating leases for years ending April 30 are as follows:

Year Ending April 30,
2008	$2,445
2009	1,924
2010	1,644
2011	1,666
2012	1,700
2013 and thereafter	951

$10,330

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

Legal Proceedings

At any time, the Company may be involved in legal proceedings in addition to the Omax and Crucible matters described below. The Company’s policy is to routinely assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after thoughtful analysis of each known issue and an analysis of historical experience in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” and related pronouncements. The Company records reserves related to certain legal matters for which it is probable that a loss has been incurred and the range of such loss can be estimated. With respect to other matters, management has concluded that a loss is only reasonably possible or remote and, therefore, no liability is recorded. Management discloses the facts regarding material matters assessed as reasonably possible and potential exposure, if determinable. Costs incurred with defending claims are expensed as incurred.

Omax Corporation (“Omax”) filed suit against the Company on November 18, 2004. The case, Omax Corporation v. Flow International Corporation, United States District Court, Western Division at Seattle, Case No. CV04-2334, was filed in federal court in Seattle, Washington. The suit alleges that the Company’s products infringe Omax’s Patent Nos. 5,508,596 entitled “Motion Control with Precomputation” and 5,892,345 entitled “Motion Control for Quality in Jet Cutting.” The suit also seeks to have the Company’s Patent No. 6,766,216 entitled “Method and System for Automated Software Control of Waterjet Orientation Parameters” declared

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2007

(All tabular dollar amounts in thousands, except per share and option amounts)

invalid, unenforceable and not infringed. The Company has brought claims against Omax alleging certain of their products infringe its Patent No. 6,766,216. Omax manufactures waterjet equipment that competes with the Company’s equipment. Both the Omax and the Company’s patents are directed at the software that controls operation of the waterjet equipment. Although the Omax suit seeks damages of over $100 million, the Company believes Omax’s claims are without merit and the Company intends not only to contest Omax’s allegations of infringement but also to vigorously pursue its claims against Omax with regard to its own patent. The outcome of this case is uncertain, and an unfavorable outcome is reasonably possible. Accordingly, the Company has not provided any loss accrual related to the Omax lawsuit as of April 30, 2007. The Company has spent, and expects to continue to spend, considerable amounts on this case.

In litigation arising out of a June 2002 incident at a Crucible Metals’ (“Crucible”) facility, the Company’s excess insurance carrier notified the Company in December 2006 that it is contesting its obligation to provide coverage for the property damage. As discussed above, the Company purchases product liability insurance to cover claims of this nature. The Company believes the carrier’s position is without merit and has commenced a declaratory judgment action seeking a determination that the carrier is obligated to provide a full defense of the Company. The outcome of this case is uncertain, and an unfavorable outcome is reasonably possible. Accordingly, the Company has not provided any loss accrual related to this matter as of April 30, 2007. The unresolved claims relating to this incident total approximately $7 million.

Other Legal Proceedings—For matters other than Omax and Crucible described above, the Company does not believe these proceedings will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Other Commitments—Effective February 2, 2007 (the “Effective Date”), the Company and Stephen R. Light, the Company’s current President and Chief Executive Officer (the “Executive”) entered into an Employment Agreement (the “Agreement”). The Agreement, entered into in connection with the Executive’s retirement, amends and restates the employment agreement entered into by and between the Company and the Executive dated November 25, 2002, as amended on September 21, 2005.

The Agreement provides for a Period of Employment (“the Period of Employment”) that begins on the Effective Date and, unless terminated earlier, ends on the earlier of (i) the employment termination date set forth in a notice from the Company to the Executive, such notice having been provided in connection with the Company’s public announcement that it has hired a new President and Chief Executive Officer or (ii) April 30, 2008 (the earlier date, being the “Transition Date”).

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

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2007

(All tabular dollar amounts in thousands, except per share and option amounts)

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

The Company expects to incur total expenses of approximately $5.7 million over the Executive’s estimated Period of Employment, which is reduced by the reversal of $658,000 related to payments under the Long Term Incentive Plans in which the Executive ceased to participate as of February 2, 2007. See Note 13 for a detailed discussion of the Long Term Incentive Plans. This estimated amount of payments and benefits will be amortized ratably over the Executive’s service period, defined as the Period of Employment, which is estimated as six months. Included in Other Current Liabilities as of April 30, 2007 is $2.9 million related to the above mentioned Agreement.

Note 17—Restructuring Charges

In June 2005, the Company announced the closing and relocation of its Wixom, Michigan business to its Burlington, Ontario facility. The Company terminated 25 employees and recorded associated severance benefits of $175,000 which were paid in the first six months of fiscal 2006. In October 2005, once the facility was vacated, the Company recorded restructuring charges related to lease termination costs of $278,000, net of expected sublease income, and wrote off leasehold improvements of $108,000 related to this leased space.

During the fourth quarter of fiscal 2006, the Company reassessed its lease accrual as it has been unsuccessful in its efforts to sublease the vacated facility and increased the accrual by $575,000 which represents the remaining lease payments as well as other lease charges related to the facility which will remain vacant until the termination of the lease.

The remaining accrued facility exit costs for all segments of $487,000 which consist of long-term lease commitments, net of expected sublease income for selected facilities, will be paid primarily over the next year.

The following table summarizes accrued restructuring activity (in thousands):

	North America	Other International	Applications		Discontinued Operations		Consolidated
	Facility Exit Costs	Facility Exit Costs	Severance Benefits	Facility Exit Costs	Severance Costs	Facility Exit Costs	Severance Benefits	Facility Exit Costs	Total
Balance, April 30 2005	103	284	—	—	87	242	87	629	716
Restructuring charge	—	—	175	1,061	—	—	175	1,061	1,236
Cash payments	(36)	(120)	(175)	(245)	(87)	(40)	(262)	(441)	(703)
Noncash settlements	—	—	—	(132)	—	(202)	—	(334)	(334)

Balance, April 30 2006	$67	$164	$—	$684	$—	$—	$—	$915	$915
Cash payments	(36)	(28)		(364)				(428)	(428)

Balance, April 30 2007	$31	$136	$—	$320	$—	$—	$—	$487	$487

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2007

(All tabular dollar amounts in thousands, except per share and option amounts)

Note 18—Gain on Barton Sale

On August 26, 2005, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with Barton Mines Company (“Barton”) to sell Barton the Company’s customer list for $2.5 million in cash at closing and recognized a gain of $2.5 million. In addition, the Purchase Agreement gives Barton the right to sell abrasive to the Company’s customers for future annual payments of up to $250,000 for three years based on achievement of system sales targets and royalty payments for systems sold over the next 10 years. The Company recognized revenue of $210,000 and $250,000 related to the annual payment and $265,000 and $198,000 related to the royalty payment in fiscal 2007 and 2006, respectively.

Note 19—Operating Segment and Geographical Information

The Company’s operating segments are based upon the manner in which internal financial information is produced and evaluated by the chief operating decision maker (the Company’s Chief Executive Officer). The Company’s segments are evaluated on an operating income basis.

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

For the three years ended April 30, 2007

(All tabular dollar amounts in thousands, except per share and option amounts)

The table below presents information about the reported operating income (loss) and assets of the Company for the years ended April 30, 2007, 2006 and 2005.

	North America Waterjet	Asia Waterjet	Other International Waterjet	Applications	Inter-segment Eliminations and Reconciliations*	Total
2007
External sales	$119,339	$30,845	$49,663	$17,432	$—	$217,279

Inter-segment sales	25,629	1,228	158	379	(27,394)	—

Depreciation and amortization	1,997	522	157	244	—	2,920

Operating income (loss)	(6,994)	6,937	5,880	(536)	(136)	5,151

Income tax provision (benefit)	864	1,325	884	(36)	—	3,037

Goodwill	2,463	301	—	—	—	2,764

Total assets	77,219	38,454	25,458	9,191	(28,182)	122,140

2006
External sales	$109,686	$36,264	$38,664	$20,818	$—	$205,432

Inter-segment sales	24,999	1,149	2,134	1,023	(29,305)	—

Depreciation and amortization	1,409	494	187	269	—	2,359

Operating income	4,412	14,661	1,895	258	(181)	21,045

Income tax provision (benefit)	1,022	3,894	391	(124)	—	5,183

Goodwill	2,463	301	—	—	—	2,764

Total assets	73,256	44,133	21,579	8,635	(28,335)	119,268

2005
External sales	$82,381	$25,505	$34,530	$30,550	$—	$172,966

Inter-segment sales	21,452	928	478	70	(22,928)	—

Depreciation and amortization	1,791	582	186	379		2,938

Operating income (loss)	1,939	6,247	552	(307)	(140)	8,291

Income tax provision (benefit)	298	1,684	(48)	—		1,934

Goodwill	2,463	301	—	—		2,764

Total assets	84,088	28,967	19,812	9,855	(24,255)	118,467

*	The eliminations include total assets of the Avure Business of $56,733 as of April 30, 2005. The reconciliation includes total assets of minor entities that do not constitute separate operating segments.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2007

(All tabular dollar amounts in thousands, except per share and option amounts)

The table below presents the Company’s operations and other financial information by geographical region:

	United States	Europe	Asia	Other Foreign	Inter- segment Eliminations	Consolidated
Fiscal 2007
Sales:
Customers (1)	$119,339	$41,850	$30,845	$25,245	$—	$217,279
Inter-area (2)	25,629	158	1,228	379	(27,394)	—

Total sales	$144,968	$42,008	$32,073	$25,624	$(27,394)	$217,279

Long-Lived Assets	$15,326	$436	$6,149	$901	$185	$22,997

Fiscal 2006
Sales:
Customers (1)	$111,616	$33,903	$36,264	$23,649	$—	$205,432
Inter-area (2)	24,834	2,134	1,149	1,188	(29,305)	—

Total sales	$136,450	$36,037	$37,413	$24,837	$(29,305)	$205,432

Long-Lived Assets	$11,411	$480	$6,471	$680	$184	$19,226

Fiscal 2005
Sales:
Customers (1)	$99,343	$30,707	$25,505	$17,411	$—	$172,966
Inter-area (2)	19,797	478	928	1,725	(22,928)	—

Total sales	$119,140	$31,185	$26,433	$19,136	$(22,928)	$172,966

Long-Lived Assets	$12,776	$13,426	$6,941	$658		$33,801

(1)	U.S. sales to unaffiliated customers in foreign countries were $18.7 million, $23.2 million and $6.7 million in fiscal 2007, 2006, and 2005, respectively.
(2)	Inter-area sales represent products that were transferred between geographic areas at negotiated prices. These amounts have been eliminated in the consolidation.

Note 20—Flow Asia and Flow Korea Investigation

On September 11, 2006, the Company announced that the Audit Committee had commenced an investigation of allegations regarding the timing of recognition of revenue for certain Nanojet sales at our Asia Waterjet segment. The Audit Committee retained the law firm of Perkins Coie, LLP to conduct the investigation. Perkins Coie retained KPMG, LLP as forensic accounting advisor to provide accounting services to the investigation. The Audit Committee adopted the conclusions in the investigation final report, and on January 9, 2007 the Board of Directors adopted the conclusions of the final report and closed the investigation. The investigation found violations of our revenue recognition policy through manipulation of acceptance dates and falsification of records by three senior employees in Flow Asia. The revenue recognition policy that was violated provides that contingent revenues must be recognized in the period the contingency (in this case, installation) is completed. These violations were limited to Flow Asia and would have benefited the senior employees by increasing the revenues used to calculate their fiscal 2007 bonus. Approximately $2 million of revenue was recognized by the division in the fiscal 2007 first quarter ended July 31, 2006 that should have been recognized

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2007

(All tabular dollar amounts in thousands, except per share and option amounts)

in the fourth quarter of fiscal 2006 (the quarter ended April 30, 2006). The three employees left the Company on November 28, 2006. The Company amended its fiscal year 2006 Form 10-K to correct for such errors. In response to the investigation’s findings, the Company developed a remediation plan which has been implemented by senior management with the advice and counsel of the Audit Committee and its advisors. The remediation plan involved actions to assure clear and comprehensive policies, to assure appropriate tone at the top, and to assure process compliance.

During the course of a regularly scheduled internal audit by Flow’s Internal Audit Department of its Korean sales and service operation, the Company discovered irregularities in its accounts receivable and banking records. On March 26, 2007, the Company completed an investigation in its Korean operation. As a result, the Company recorded cost of sales and general and administrative expenses of $377,000 during the year ended April 30, 2007. Of that amount, $231,000 related to fiscal year 2006 and prior years.

Note 21—Subsequent Events

On July 3, 2007, the Company appointed Charles “Charley” M. Brown as its new Chief Executive Officer effective upon the retirement of Stephen Light, whose plan to retire was announced in February, 2007.

The Employment Agreement with Mr. Brown provides for a period of employment that begins on the Effective Date and, unless terminated earlier, ends on April 30, 2010. Subject to the terms and conditions of the Agreement, Mr. Brown will receive, among other things:

•	An annual base salary of $500,000;

•	An annual performance-based bonus set at a target of 70% of base salary (but not more than 140% of base salary);

•

The ability to participate in a new annual equity-based incentive plan for senior executives of the Company and acquire an annual grant of stock options and shares of restricted stock having an aggregate target value equal to 200% of base salary; and

•	An option to purchase 200,000 shares of the Company’s common stock vesting over a four-year period.

In June 2007, the Company received a claim seeking the return of amounts paid to Collins and Aikman Corporation as preference payments. The Company intends to vigorously contest this claim; however, the ultimate outcome or likelihood of this specific claim cannot be determined at this time and an unfavorable outcome is reasonably possible.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three years ended April 30, 2007

(All tabular dollar amounts in thousands, except per share and option amounts)

Note 22—Selected Quarterly Financial Data (unaudited)

The consolidated statement of operations for all periods presented has been recast to give effect to the sale of the Avure Business and present the results for the Avure Business as discontinued operations.

The Company experienced variation in its quarterly operational results due to various reason such as timing of large customer orders, fair value adjustments on warrants issued, acceleration of executive retention agreements, and seasonality.

Fiscal 2007 Quarters	First	Second	Third	Fourth*	Total
Sales	$53,410	$54,404	$56,038	$53,427	$217,279
Gross Margin	23,032	23,612	23,744	21,748	92,136

(Loss) Income from Continuing Operations	3,768	1,742	2,029	(3,184)	4,355
Net Income (Loss)	3,042	1,742	2,029	(3,143)	3,670

(Loss) Income Per Share—Basic:
(Loss) Income from Continuing Operations	$.10	$.05	$.05	$(.09)	$.12
Net Income (Loss)	$.08	$.05	$.05	$(.08)	$.10

(Loss) Income Per Share—Diluted:
(Loss) Income from Continuing Operations	$.10	$.05	$.05	$(.09)	$.12
Net Income (Loss)	$.08	$.05	$.05	$(.08)	$.10

Fiscal 2006 Quarters	First	Second	Third	Fourth	Total
Sales	$41,986	$50,685	$47,530	$65,231	$205,432
Gross Margin	17,933	22,334	20,186	33,703	94,156

(Loss) Income from Continuing Operations	(1,128)	2,349	(1,907)	8,684	7,998
Net Income (Loss)	22	1,018	(2,314)	8,684	7,410

(Loss) Income Per Share—Basic:
(Loss) Income from Continuing Operations	(.03)	.07	(.06)	.25	.23
Net Income (Loss)	—	.03	(.07)	.25	.21

(Loss) Income Per Share—Diluted:
(Loss) Income from Continuing Operations	(.03)	.07	(.06)	.24	.22
Net Income (Loss)	—	.03	(.07)	.24	.20

*	During the fourth quarter of 2007, $1.2 million of compensation expense recognized in fiscal year 2006 related to the LTIP was reversed

FLOW INTERNATIONAL CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Other*	Deductions**	Balance at End of Period
Year Ended April 30:

Allowance for Doubtful Accounts
2007	$2,867	$1,112	$(24)	$(1,070)	$2,884
2006	$3,859	$104	$(293)	$(803)	$2,867
2005	4,777	584	54	(1,556)	3,859

*	Fiscal 2006 includes $241 related to Discontinued Operations
**	Write-offs of uncollectible accounts

Classification	Balance at Beginning of Period	Net Change	Balance at End of Period
Year Ended April 30

Valuation Allowance on Deferred Tax Assets
2007	$37,531	$(11,668)	$25,863
2006	$34,846	$2,685	$37,531
2005	23,927	10,919	34,846

Item 9.     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.     Controls and Procedures

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (referenced herein as the Exchange Act), we carried out, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the current disclosure controls and procedures as of April 30, 2007 are effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management evaluated the effectiveness of our internal control over financial reporting as of April 30, 2007, using the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (or the COSO criteria). Based on our evaluation, management concluded that our internal controls over financial reporting were effective as of April 30, 2007.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on our assessment of our internal control over financial reporting, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Flow International Corporation

Kent, Washington

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Flow International Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of April 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of April 30, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained effective internal control over financial reporting as of April 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the years ended April 30, 2007 and 2006, of the Company and our report dated July 13, 2007, expressed an unqualified opinion, and included an explanatory paragraph related to the adoption of Statement of Financial Accounting Standards No. 123(R), Share Based Payment.

/s/    Deloitte & Touche LLP

Seattle, Washington

July 13, 2007

Changes in Internal Controls

During fiscal year 2007, we completed the following remediation efforts specifically designed to address the material weaknesses previously identified by management and reported in Item 9A of the Annual Report on Form 10-K/A (Amendment No. 2) for the year ended April 30, 2006:

•

To clearly segregate duties, we identified additional resources or business process improvements where the potential benefit of adding employees did not justify the expenses associated with such increases.

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

•	During second quarter of fiscal 2007, we hired a Tax Director and in third quarter a Tax Manager to strengthen our accounting and reporting for income taxes.

•	During second quarter of fiscal 2007, we hired a more experienced Internal Audit Director and in third quarter an Internal Audit Senior to strengthen the internal audit function.

•	We have increased the training of employees on our Company’s values and the availability of our whistleblower hotline.

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

•

During third quarter, we appointed a corporate Ethics and Compliance Officer who is responsible for overseeing and coordinating the Company’s ethics and compliance programs, training and controls including distribution and adherence to the Guide to Ethical Conduct, and whistleblower hotline awareness.

•	During fourth quarter, we appointed a new Chief Information Officer who is responsible for the Company’s technology and data infrastructure supporting the Company’s global operations.

We have committed considerable resources to the design, implementation, documentation, and testing of our internal controls and filled several key positions to help strengthen our internal controls over financial reporting. We believe that these efforts to date have improved our internal control over financial reporting.

Item 9B.     Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Information regarding directors and executive officers of the registrant and corporate governance is incorporated herein by reference from our Proxy Statement.

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

Item 13.     Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships, related transactions and director independence is incorporated herein by reference from our Proxy Statement.

Item 14.     Principal Accountant Fees and Services

Information regarding fees paid to our principal accountant and our Audit Committee’s pre-approval policies and procedures is incorporated herein by reference from our Proxy Statement.

PART IV

Item 15.     Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

1.	Consolidated Financial Statements.

See Item 8 of Part II for a list of the Financial Statements filed as part of this report.

2.	Financial Statement Schedules.

See Item 8 of Part II for a list of the Financial Statement Schedules filed as part of this report.

3.	Exhibits. See subparagraph (b) below.

(b)	Exhibits.

Exhibit Number

3.1	Restated Articles of Incorporation, filed with the state of Washington April 26, 2005. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated May 3, 2005.)

3.2	By-Laws of Flow International Corporation. (Incorporated by reference to Exhibit 3.1 to the registrant’s Form S-1 filed May 20, 2005.)

4.1	Certificate of Designation of Series B Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-1 filed May 20, 2005.)

4.2	Amended and Restated Rights Agreement dated as of September 1, 1999, between Flow International Corporation and ChaseMellon Shareholder Services, L.L.C. (Incorporated by reference to Exhibit 4.2 to the registrant’s Registration Statement on Form S-1 filed May 20, 2005.)

4.3	Amendment No. 1 to Amended and Restated Rights Agreement dated as of October 29, 2003. (Incorporated by reference to Exhibit 1.3 to the registrant’s Form 8-A dated November 3, 2003.)

4.4	Amendment No. 2 to Amended and Restated Rights Agreement dated as of October 19, 2004. (Incorporated by reference to Exhibit 1.4 to the registrant’s Form 8-A dated October 19, 2004.)

4.5	Form of PIPE Warrant to Purchase Shares of Common Stock of Flow International Corporation. (Incorporated by reference to Exhibit 4.5 to the registrant’s Form 10-K dated July 25, 2006.)

10.1	Flow International Corporation 1987 Stock Option Plan for Nonemployee Directors, as amended. (Incorporated by reference to Exhibit 10.5 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 1994.)

10.2	Flow International Corporation 1995 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 2000.)

10.3	Flow International Corporation Voluntary Pension and Salary Deferral Plan and Trust Agreement, as amended and restated effective January 1, 2002. (Incorporated by reference to Exhibit 10.3 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 2003.)

10.4	Form of Long Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed September 27, 2005).

10.5	Employment Agreement dated February 1, 2007 between Stephen R. Light and Flow International Corporation. (Incorporated by reference to Exhibit 99.2 to the registrant’s Current Report on Form 8-K dated February 1, 2007)

Exhibit Number

10.6	Lease dated January 30, 2003 between Flow International and Property Reserve, Inc. (Incorporated by reference to Exhibit 10.11 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 2003.)

10.7	Credit Agreement dated as of July 8, 2005 among Flow International Corporation, Bank of America, N.A. and U.S. Bank National Association. (Incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K dated July 19, 2005, as amended by the Form 8-K/A dated July 29, 2005.)

10.8	Amendment to Employment Agreement dated September 21, 2005 between Flow International Corporation and Stephen Light (Incorporated by reference to Exhibit 10.8 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 2006.)

10.9	Employment Agreement dated July 3, 2007 between Flow International Corporation and Charles M. Brown. (Incorporated by reference to Exhibit 99.2 to the registrant’s Form 8-K dated July 3, 2007.)

21.1	Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21.1 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 2006.)

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm*

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm*

31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOW INTERNATIONAL CORPORATION

/s/ STEPHEN R. LIGHT
Stephen R. Light President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities on this 13th day of July, 2007.

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