Form 10-K/A
period 2007-04-30
FLOW INTERNATIONAL CORP
filed 2007-08-29
CIK 713002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☒

“Indicated by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” In Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common equity held by nonaffiliates of the registrant based on the last sale price of such stock on August 24, 2007 was approximately $321,365,330.

The number of shares of common stock outstanding as of August 24, 2007 was 37,324,661 shares.

Explanatory Note:

Flow International Corporation (the “Company” or “Flow”) filed its Annual Report on Form 10-K for the year ended April 30, 2007 on July 16, 2007. That filing incorporated Items 10, 11, 12, 13 and 14 by reference to the Company’s proxy statement. The Company has not set the date of its Annual Meeting and has not filed a proxy statement at this time. The Company is filing this Form 10-K/A to include the disclosure called for by Items 10, 11, 12, 13 and 14. The remainder of the Form 10-K is unchanged and is therefore not included in this filing.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

The names of the Company’s directors, and biographical information with respect to them, is set out below:

Charles M. Brown (age 48) became the Chief Executive Officer of the Company on July 16, 2007, when he was also appointed to the Board. His term expires with the 2007 Annual Meeting. Previously, Mr. Brown was the President and Chief Operating Officer of the Pump, Pool and Spa Divisions at Pentair, Inc, a company with 2006 revenues of approximately $3.15 billion, from April 2005 through October 2006. From August 2003 to April 2005, Mr. Brown was the President and Chief Operating Officer of the Pentair Tools Group (which was acquired by Black & Decker Corporation in 2004). Prior to that, Mr. Brown was the President/General manager of Aqua Glass Corporation, a Masco Corporation company, from 1996 to August 2003. Mr. Brown received a B.A., Economics and Government, from Cornell University, and an M.B.A. from J.L. Kellogg Graduate School of Management at Northwestern University.

Jerry L. Calhoun (age 63) was appointed to the Company’s Board of Directors in January, 2007, and his term expires with the 2007 Annual Meeting. Mr. Calhoun was Vice President, Human Resources with Boeing Commercial Airplanes from 2001 until January 2007. Mr. Calhoun was previously VP of Employee and Union Relations for Boeing. Prior to those positions with the Boeing Company, in 1981 Mr. Calhoun was appointed Deputy Assistant Secretary of the Department of Defense for civilian personnel policy and requirements; and in 1983 he was appointed Principal Deputy Assistant Secretary of the Department of Defense for force management and personnel. In 1985, President Reagan nominated him as Chairman of the Federal Labor Relations Authority, and he was confirmed by the U.S. Senate. He also served as Chairman of the Foreign Service Labor Relations Board until November 1988, when he returned to the private sector with Boeing. Mr. Calhoun has also taught on the faculty of the University of Washington’s School of Business Administration, in the areas of labor management relations and human resource systems. He is a member of the board of a number of organizations, including the Labor Industrial Relations Association Group and the Labor and Employment Relations Association. Among the various awards bestowed upon him for his public service, Mr. Calhoun was honored with the U.S. Department of Defense Distinguished Public Service Award. Mr. Calhoun holds a B.A. from Seattle University and a master’s degree in business from the University of Washington. At this time, the Board of Directors has not determined the committees on which Mr. Calhoun will serve.

Richard P. Fox (age 59) has served as consultant and outside board member since 2001 to entrepreneurs and the financial services industry. Mr. Fox was appointed to the Company’s Board of Directors in 2002 and his current term expires with the 2009 Annual Meeting. He was President and Chief Operating Officer of CyberSafe Corporation, responsible for the overall financial services and operations of the company. Prior to joining CyberSafe, Mr. Fox was Chief Financial Officer and a member of the Board of Directors of Wall Data where he was responsible for the company’s finances, operations, and human resources activities. Mr. Fox spent 28 years at Ernst & Young, last serving as Managing Partner of the Seattle Office. He serves on the Board of Directors of Premera, a Blue Cross managed-care provider, and three venture capital financed technology companies. In addition, he serves as Treasurer and is on the Board of Trustees of the Seattle Foundation and is on the Board of Visitors of the Fuqua School of Business, Duke University. Mr. Fox received a B.A. degree in Business Administration from Ohio University and an M.B.A. from Fuqua School of Business, Duke University. He is a Certified Public Accountant in Washington State.

Lorenzo C. Lamadrid (age 56) was appointed to the Company’s Board of Directors in 2006 and his current term expires with the 2009 Annual Meeting. Mr. Lamadrid is Managing Director of Globe Development Group, LLC, a firm that specializes in the development of large-scale energy, power generation, transportation and infrastructure projects in China and provides business advisory services and investments with a particular focus on China. Mr. Lamadrid is also Chairman of Synthesis Energy Systems—a firm that implements leading technology for the production of clean energy, high value gases and chemicals including methanol and di-methyl-ether from low cost fuels. Additionally, Mr. Lamadrid is a member of the International Advisory Board of Sirocco Aerospace, an international aircraft manufacturer and marketer. Mr. Lamadrid is also a Director and founding partner of the Fairchild Capital Group, a firm providing investment services to basic industries and infrastructure companies in China. He previously served as President and Chief Executive Officer of Arthur D. Little, a management consulting company, as President of Western Resources International, Inc., and as Managing Director of The Wing Group, a leading international electric power project-development company. Prior to that he was a corporate officer of GE, serving as Vice President and General Manager of GE Aerospace and head of International Operations at GE Aerospace from 1986 to 1999. Mr. Lamadrid holds a dual bachelor’s degree in Chemical Engineering and Administrative Sciences from Yale University, a M.S. in Chemical Engineering from the Massachusetts Institute of Technology and an M.B.A. from the Harvard Business School.

Kathryn L. Munro (age 59) is the current Chairperson of the Board of Directors and is Principal of Bridge West, a technology investment company. She previously held a variety of senior management positions in both the commercial and retail areas of Seafirst Bank and Bank of America, most recently as Chief Executive for Bank of America’s Southwest Banking Group. Ms. Munro began her banking career in 1980. She was elected to the Company’s Board of Directors in 1996 and her current term expires in 2008. Ms. Munro currently serves on the corporate boards of Pinnacle West (NYSE—PNW), Knight Transportation (NYSE—KDT), and Premera, a Blue Cross managed-care provider. She also serves on the boards of numerous community organizations in Phoenix, including Valley of the Sun United Way Foundation Board and the national board of advisors for University of Arizona School of Business. Ms. Munro holds a B.S. degree from Auburn University and an M.B.A. from the University of Washington.

Arlen I. Prentice (age 69) is Chairman and Chief Executive Officer of Kibble & Prentice, which provides insurance and financial consulting services. He has served as a director of the Company since 1993 and his current term expires in 2007. He founded Kibble & Prentice 32 years ago. Mr. Prentice serves as a director of Northland Telecommunications Corporation and is a past director of the Starbucks Coffee Corporation, a position he held for 19 years.

J. Michael Ribaudo (age 64) is Chairman and Chief Executive Officer of Surgical Synergies, Inc., a national company that develops, acquires and operates ambulatory surgery centers. Dr. Ribaudo was elected to the Company’s Board of Directors in 1995, and his current term expires in 2007. Dr. Ribaudo graduated from Louisiana State University in 1963 and Louisiana State Medical School in 1967 with graduate medical school training at Emory University, Washington University and New York University. He received postgraduate training at Harvard Law School, Kellogg Business School and Stanford Graduate School of Business.

Jan K. Ver Hagen (age 69) was elected to the Company’s Board of Directors in 2003, and his current term expires in 2008. He worked for Emerson Electric Co. from 1977 to 1994 including serving as Vice-Chairman and Director from 1987 to 1994. From 1994 to 1999 he was a director of United Dominion Industries, a multinational manufacturing group, and was President and Chief Operating Officer from 1994 to 1998. He returned to Emerson to serve as Senior Vice President from 1999 to 2002. He also serves as trustee of the Wisconsin Alumni Research Foundation. He received a B.S.M.E. in 1961 from the University of Wisconsin—Madison.

Committees of the Board of Directors

The Board of Directors held 12 meetings during the fiscal year ended April 30, 2007. All of the directors attended at least 75% of all Board and Committee meetings. The numbers of meetings of each Committee of the Board are described below.

The Company typically schedules a Board Meeting in connection with the Annual Shareholder Meeting. The Company expects that all directors will attend, absent a valid reason, such as a schedule conflict. Last year, all members of the Board of Directors attended the Annual Meeting.

The Company has an Audit Committee, a Compensation and Plan Administrator Committee, a Mergers, Acquisitions and Dispositions Committee, and a Nominating and Governance Committee.

Audit Committee.    The primary function of the Audit Committee is to assist the Board of Directors in its oversight of the integrity of financial information provided to shareholders and others, its review of the adequacy of the system of internal controls established by the Company and its monitoring of the audit process. In performing these functions, the Audit Committee reviews the Company’s financial reporting process and internal controls and reviews and appraises the audit efforts of the Company’s independent registered public accounting firm and the Company’s internal audit function. The Audit Committee also provides open lines of communication between the directors, the independent registered public accounting firm, the internal auditor and the financial and senior management of the Company. The Board of Directors has approved a written charter for the Audit Committee, a copy of which was included as an appendix to the 2006 proxy statement. Among other things, the Audit Committee Charter requires that members of the Committee be independent of Management, free of any relationship that would interfere with their independent judgment and have a minimum level of financial competency. During fiscal 2007, Richard P. Fox (Chair), Kathryn L. Munro, and Jan K. Ver Hagen served on the Audit Committee. The same members are expected to serve on the Audit Committee for fiscal 2008. For fiscal 2008, all of the expected members of the Committee are independent directors as defined under the NASDAQ’s Marketplace Rules and each of whom are also experienced in financial matters. The members of the Audit Committee, in addition to the foregoing criteria, meet the additional criteria of SEC Rule 10A-3 that they neither (1) accept any direct compensation from the Company other than director and committee fees and pension or other deferred compensation for prior service, nor (2) are affiliated persons of the Company. The Board of Directors has determined that Richard P. Fox is an “audit committee financial expert” as defined in the rules of the Securities and Exchange Commission (“SEC”). The Audit Committee held 24 meetings in the fiscal year ended April 30, 2007.

Compensation and Plan Administrator Committee.    The primary function of the Compensation and Plan Administrator Committee is to assist the Board of Directors to ensure that all officers and key management personnel of the Company and its subsidiaries are effectively compensated in terms of salary, supplemental compensation, and benefits which are internally equitable and externally competitive. The Committee establishes and maintains a competitive, fair, and equitable compensation and benefits policy designed to retain personnel, to stimulate their useful and profitable efforts on behalf of the Company, and to attract necessary additions to the staff with appropriate qualifications. The Committee also acts as Administrator of the Company’s stock incentive plans, determining the terms, amounts and recipients of stock grants. During fiscal 2007, the members of the Compensation and Plan Administrator Committee were J. Michael Ribaudo (Chair), Richard P. Fox, Kathryn L. Munro and Arlen I. Prentice (non-voting). During fiscal 2008, J. Michael Ribaudo (Chair), Jerry Calhoun, Kathryn L. Munro and Arlen I. Prentice (non-voting) will serve on the Committee. For fiscal 2007, all of the expected members of the Committee are independent directors as defined under the NASDAQ’s Marketplace Rules. Arlen I. Prentice is Chief Executive Officer of Kibble & Prentice, Inc., a company that, together with its wholly-owned subsidiary, provides insurance brokerage and employee benefits, administrative and consulting services to the Company. Premium payments for insurance coverage that Kibble & Prentice, Inc. passes on to certain insurance underwriters totaled approximately $2.1 million for the fiscal year ended April 30, 2007. These amounts included commissions of $217,887. Mr. Prentice abstained from participating in matters where he may have had a conflict of interest. There were four meetings of the Compensation and Plan Administrator Committee during the fiscal year ended April 30, 2007.

Mergers, Acquisitions and Dispositions Committee.    The primary function of the Mergers, Acquisitions and Dispositions Committee is to assist the Board of Directors to review potential opportunities for acquisitions, mergers, dispositions, divestitures or similar transactions and to assist the Board of Directors in analyzing equity or debt financings or other capital raising opportunities. During fiscal 2007, Jan K. Ver Hagen (chair), Lorenzo Lamadrid, Richard P. Fox, J. Michael Ribaudo and Arlen I. Prentice served on the Mergers, Acquisitions and Dispositions Committee. During fiscal 2008, Jan K. Ver Hagen (chair), Jerry Calhoun, Lorenzo Lamadrid, Richard P. Fox, J. Michael Ribaudo and Arlen I. Prentice will serve on the Mergers, Acquisitions and

Dispositions Committee. There were no meetings of the Mergers, Acquisitions and Dispositions Committee during the fiscal year ended April 30, 2007.

Nominating and Governance Committee.    The primary function of the Nominating and Governance Committee is to assist the Board of Directors in matters of Board organization and composition and to locate and recommend to the Board individuals to fill vacancies on the Board. During fiscal year 2007, Kathryn L. Munro (Chair), Lorenzo Lamadrid and Arlen I. Prentice served on the Nominating and Governance Committee, each of whom is an independent director as defined under the NASDAQ’s Marketplace Rules. For fiscal 2008, Kathryn L. Munro (Chair), Jerry Calhoun, Lorenzo Lamadrid and Arlen I. Prentice will serve on the Nominating and Governance Committee. The Nominating and Governance Committee met four times during the fiscal year ended April 30, 2007. The Charter for the Committee is available at the Company’s website at www.flowcorp.com. Information on the Company’s website, however, does not form a part of this Proxy Statement.

Nominations for Directors

There have been no changes to the process for nomination of directors set forth in the Company’s 2006 Proxy Statement.

Executive Officers

The executive officers of the Company are:

Name	Age	Position
Charles M. Brown	48	Chief Executive Officer

Karen A. Carter	42	Vice President of Global Operations

Douglas P. Fletcher	52	Vice President and Chief Financial Officer

Jeffrey L. Hohman	53	Executive Vice President and General Manager

Thomas C. Johnson	55	Executive Vice President and General Manager of Flow Waterjet Asia

Richard A. LeBlanc	51	Executive Vice President of Sales

John S. Leness	47	General Counsel and Corporate Secretary

Scott G. Rollins	43	Chief Information Officer

Theresa F. Treat	50	Vice President of Human Resources

Felix M. Sciulli	55	Senior Vice President of Global Engineering and Research and Development

Each executive officer of the Company is elected or appointed annually by the Board of Directors.

Charles M. Brown (biographical information for Mr. Brown appears above).

Karen A. Carter joined the Company in April 2007 as the Director of Operational Excellence and in August 2007 was appointed Vice President of Global Operations. Prior to joining the Company, she held several management and technical roles most recently as Director of Operational Excellence for the Health and Science Technologies business group within IDEX Corporation (1993 to 2007). Most of her professional experience has been spent in manufacturing industries including Micropump Inc., Ford Motor Company and Boeing. Karen Carter is certified as a Six Sigma Black Belt and Value Stream and Mixed Model Value Stream instructor. She holds a B.S. degree in mechanical engineering from Oakland University.

Douglas P. Fletcher joined the Company in August 2005 as interim Chief Financial Officer and in October 2005 was appointed Vice President and Chief Financial Officer. Prior to joining the Company, he served as Chief Financial Officer at GiftCertificates.com (2001 to 2005) and eCharge Corporation (2000 to 2001), both based in Seattle. From 1986 until 2000, he held various senior positions in corporate and structured finance, equipment finance, restructuring, and other finance positions with Citigroup in New York. From 1980 to 1986 he served in various positions at International Paper Company and from 1976 to 1980 he was employed by Price Waterhouse. Mr. Fletcher earned his B.S. degree in Accounting from Ohio University in 1976.

Jeffrey L. Hohman joined the Company in November 2006 as Executive Vice President and General Manager of the newly formed Flow Waterjet Americas Division. Prior to joining the Company, Mr. Hohman was employed by Idex Corporation, a pump manufacturing company, for 16 years serving as President of several divisions. Prior to 1990, Mr. Hohman worked for ITT Corporation, Borg Warner Corporation, General Signal Corporation and Dresser, Inc.

Thomas C. Johnson joined the Company in August 1996 as Vice President of Manufacturing. Mr. Johnson became Senior Vice President, Manufacturing Technology in October of 1999, Senior Vice President of Operations in June of 2003 and Executive Vice President and General Manager of Flow Waterjet Asia in December 2006. Prior to joining the Company, he was employed by the Kenworth Truck Company Division of PACCAR for sixteen years, serving as Plant Manager and before that as Assistant Plant Manager.

Richard A. LeBlanc joined the Company in 1994 as Vice President of Sales. Mr. LeBlanc became Executive Vice President in August 1998. Prior to joining the Company, he was employed by the ASI Robotic Systems Division of Cargill Detroit Corporation for 10 years, serving as Manager of Sales and Marketing and before that in direct sales.

John S. Leness joined the Company in June 1990 as its Corporate Counsel, became General Counsel in December 1990, and was appointed Assistant Secretary in January 1991 and Secretary in February 1991. From 1986 until joining the Company, Mr. Leness had been associated with the Perkins Coie law firm.

Scott G. Rollins joined the Company in February 2007 as Chief Information Officer. Prior to joining the Company, Mr. Rollins was a Senior Manager at Maverick Consulting in their manufacturing technology practice. Mr. Rollins spent a decade at Microsoft Corporation and iLogistix, focused on worldwide supply-chain and logistics, manufacturing systems, technology development and deployment.

Felix M. Sciulli joined the Company in October 1995 as Vice President of Engineering. Mr. Sciulli became Senior Vice President, Engineering and Research and Development in June 2000. Prior to joining the Company, he was with Equimeter, Inc., a division of BTR plc (acquired from Rockwell International Corporation), for six years as Director of Engineering and Research and Development. Mr. Sciulli also spent thirteen years with Rockwell in various engineering and research roles, and three years with Westinghouse Electric Corporation.

Theresa F. Treat joined the Company in December 2006 as Vice President, Human Resources. Prior to joining the Company, Ms. Treat was Vice President of Human Resources at Cutter & Buck, Inc., and has more than 20 years of experience in human resources, serving at Onvia, Inc., Pointshare, Inc., Nextlink Communications, and Horizon Airlines. She also served as a labor negotiator for employees in the state of Alaska from 1983 to 1990. Ms. Treat has a master’s degree in labor and industrial relations and a bachelor’s degree in industrial and organizational psychology, both from the University of Illinois.

Compliance with Section 16 (a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock. Officers, directors and greater-than-ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company and representations that no other reports were required, during the fiscal year ended April 30, 2006, all Section 16(a) filing requirements were complied with.

Professional Conduct Policy

The Company has adopted a Professional Conduct Policy, which it refers to as the “Guide to Ethical Conduct”. The Company replaced its Professional Conduct Policy with the Guide to Ethical Conduct during the fourth quarter of fiscal year ended April 30, 2007. The Guide to Ethical Conduct was translated into 9 different languages. By the end of the first quarter of the fiscal year ending April 30, 2008, substantially all of the Company’s employees worldwide had received a copy of, and been trained on the Guide to Ethical Conduct. The Guide to Ethical Conduct is intended to meet the requirements of a code of ethics as set forth in Item 406(b) of Regulation S-K and the Guide to Ethical Conduct applies to all of the Company’s employees, including its principal executive officer, principal financial officer and the principal accounting officer. The Professional Conduct Policy is posted on the Company’s corporate website at www.flowcorp.com.

The Company intends to disclose any amendments to the Professional Conduct Policy (other than technical, administrative or non-substantive amendments), and any waivers of a provision of the Professional Conduct Policy for the Company’s executive officers, on the corporate website at www.flowcorp.com. Information on the Company’s website, however, does not form a part of this Proxy Statement.

Item 11.	Executive Compensation

Executive Compensation

Summary Compensation Table

The following table shows all fiscal 2007 compensation paid by the Company to our Chief Executive Officer, Chief Financial Officer, and the other three most highly paid executive officers based on total fiscal 2007 compensation. All individuals listed in the following table are referred to in this Proxy Statement as the “Named Executive Officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)		Total ($)
Stephen R. Light	2007	$550,020	$—		$—	$101,150	$143,550	$37,667	(5)	$794,720
Principal Executive Officer (4)

Douglas P. Fletcher	2007	$252,518	$—		$39,110	$—	$12,112	$10,465	(6)	$303,740
Principal Financial Officer

Jeffrey L. Hohman	2007	$120,199	$75,000	(8)	$80,585	$—	$37,500	$13,600	(9)	$238,284
Executive Vice President and General Manager (7)

Thomas C. Johnson	2007	$203,472	$—		$—	$—	$19,920	$15,538	(10)	$223,392
Executive Vice President and General Manager, Flow Waterjet Asia

Richard A. LeBlanc	2007	$220,001	$—		$—	$—	$22,636	$15,436	(11)	$242,637
Executive Vice President of Sales

(1)	This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2007 fiscal year for the fair value of shares granted to each of the named executive officers in 2007, in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information, refer to Note 13 to the Notes to Consolidated Financial Statements found in Item 8 of Part II of our 2007 Form 10-K (listed under Stock-Based Compensation). These amounts reflect the Company’s accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executive officers. Information regarding the shares of restricted stock granted to our named executive officers during the 2007 fiscal year is set forth in the Grants of Plan-Based Awards Table. The Grants of Plan-Based Awards Table also sets forth the aggregate grant date fair value of the restricted stock.

(2)	This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2007 fiscal year for the fair value of stock options granted to each of the named executive officers in 2007, in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information, refer to Note 13 to the Notes to Consolidated Financial Statements found in Item 8 of Part II of our 2007 Form 10-K (listed under Stock-Based Compensation). These amounts reflect the Company’s accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executive officers. Information regarding the stock options granted to our named executive officers during the 2007 fiscal year is set forth in the Grants of Plan-Based Awards Table. The Grants of Plan-Based Awards Table also sets forth the aggregate grant date fair value of the restricted stock.
(3)	The amounts set forth in this column were earned during fiscal year 2007 and paid in early fiscal year 2008 to each of the named executive officers under our Annual Incentive Plan. This column represents the dollar amount recognized for financial statement reporting purposes. These amounts reflect the company’s accounting expense for these awards, and materially correspond to the actual value that was recognized by the named executive officers. For additional information on the determination of the amounts related to Non-Equity Incentive Plan Compensation, see the discussion above in the Compensation Discussion and Analysis entitled, “Annual Incentive Plan.”
(4)	Mr. Light retired from Company effective July 16, 2007.
(5)	This amount represents $1,309.02 paid in 401(k) matching funds, $7,667 paid for reimbursement for financial planning services and $30,000 for a housing allowance.
(6)	This amount represents $3,264.50 paid in 401(k) matching funds and $7,200 paid for an automobile allowance.
(7)	Mr. Hohman joined the Company on November 1, 2006.
(8)	This amount represents a signing bonus.
(9)	This amount represents an automobile allowance of $3,600, and a relocation allowance of $10,000.
(10)	This amount represents $3,613.01 paid in 401(k) matching funds, $7,200 paid for an automobile allowance and $4,725 for reimbursement for financial planning services.
(11)	This amount represents $3,534.95 paid in 401(k) matching funds, $7,200 paid for an automobile allowance and $4,708.18 for reimbursement for financial planning services and personal travel.

Grants of Plan-Based Awards

The following table provides information about equity and non-equity awards granted to the named executive officers in fiscal 2007. In the columns described as Estimated Future Payouts Under Non-Equity Incentive Plan Awards, this table quantifies potential awards under the Annual Incentive discussed above. In the columns described below as Estimated Future Payouts Under Equity Incentive Plan Awards, this table quantifies awards made to named executive officers under the Long-Term Incentive Plan discussed above.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)				All Other Stock Awards: number of shares of stock or units (#)	All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh) (3)	Grant Date Fair Value of Stock and Option Awards (4)
		Target ($)		Maximum ($)	Target (#)		Maximum (#)
Stephen R. Light	5/1/2006	$330,012		$660,024					—				$0
	5/23/2006									21,250	(5)	$12.81	$101,150
	7/31/2006				5,000	(6)	10,000	(6)

Douglas P. Fletcher	5/1/2006	$101,007		$202,014					—	—		—	$0
	7/31/2006				20,000		40,000

Jeffrey L. Hohman (7)	11/1/2006	$54,089		$108,179									$0
	1/8/2007								5,000	—		—	$56,750
	11/1/2006				20,000		40,000

Thomas C. Johnson	5/1/2006	$81,389	(8)	$162,778					—	—		—	$0
	7/31/2006				9,750		19,500

Richard A. LeBlanc	5/1/2006	$77,000		$154,001					—	—		—	$0
	7/31/2006				5,000		10,000

(1)

These columns show what the potential payout for each named executive officer was under the Annual Incentive Plan in fiscal year 2007, if the target, or maximum goals were satisfied for all performance measures. The potential payouts were performance-driven and therefore completely at risk. The payouts range from zero to two times the target bonus, depending on the degree of target achievement. Typically these awards are paid approximately half in cash and half in stock. However, for fiscal year 2007 the awards were paid entirely in cash. The business measurements, performance goals, and salary multipliers for determining the payout are described in the Compensation Discussion and Analysis, above. A column for “threshold” payments under the Annual Incentive Plan has been omitted because the Annual Incentive Plan does not have a threshold payment feature.

(2)	This column shows the number of awards granted in fiscal 2007 to the named executive officers under the Long Term Incentive Plan discussed in more detail in the “Long-Term Executive Equity Incentive Plan” section of the Compensation Discussion and Analysis. The named executive officers have an opportunity to receive these awards based on achievement of goals over a three-year period, ending with the end of fiscal 2009. Awards may range from zero to two times the target number of shares or options. A column for “threshold” payments under the Annual Incentive Plan has been omitted because the Annual Incentive Plan does not have a threshold payment feature.
(3)	This column shows the exercise price for the stock options granted, which was the closing price of Company stock on the grant date indicated.
(4)	This column shows the full grant date fair value of grants under SFAS 123R. There was no compensation expense recognized related to LTIPs for fiscal 2007 as the achievement of the performance objectives was not deemed probable. For additional information, refer to Note 13 to the Notes to Consolidated Financial Statements found in Item 8 of Part II of our fiscal 2007 Form 10-K (listed under Stock Based Compensation). These amounts reflect the Company’s accounting expense, and do not correspond to the actual value that will be recognized by the named executive officers.
(5)	When these options were originally granted they were scheduled to vest, if at all, based on the achievement of certain performance objectives in fiscal 2007. These options had not vested by the time the executive retired effective July 16, 2007. Therefore, per the terms of his employment agreement dated January 7, 2007, these options expired.
(6)	Mr. Light ceased to participate in the Company’s Long-Term Incentive Plan effective upon the amendment of his Employment Agreement effective February 2, 2007.
(7)	Mr. Hohman joined the Company on November 1, 2006. His participation in the Annual Incentive Plan was prorated based on his starting date. Mr. Hohman was guaranteed a minimum payout of $37,500 under the Annual Incentive Plan. The 5,000 shares shown in the “All Other Stock Awards: number of shares of stock or units (#)” column vest on the anniversary of the executive’s commencement date over a period of two years.
(8)	Mr. Johnson’s target bonus percentage increased from 30% of base salary to 40% of base salary when he became Executive Vice President of Flow Waterjet Asia on December 8, 2006. The target and maximum award amounts are based on this higher percentage.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on the holdings of stock option and restricted stock awards to the named executive officers as of April 30, 2007. This table includes unexercised and unvested option awards and unvested shares of restricted stock. Each equity grant is shown separately for each named executive officer. The option exercise price shown below reflects the closing market price of the Company’s stock on the date of the grant. The market value of the restricted stock awards is based on the closing market price on April 30, 2007. For additional information about the option awards and restricted stock awards, see the description of equity incentive compensation in the Compensation Discussion and Analysis.

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Grant Date (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested (#)
Stephen R. Light (1)	—			21,250	(2)	12.81	5/23/2016	—		—
	21,250			—		5.92	4/29/2015	—		—
	21,250			—		2.20	4/23/2014	—		—
	21,248			—		2.00	3/31/2013			—
	147,106	(3)		—		3.80	11/25/2012	—		—

Total	210,854			21,250		—	—	—		—

Douglas P. Fletcher	—			—		—	N/A	12,600		$144,774

Jeffrey L. Hohman	—			—		—	N/A	5,000	(4)	$57,450

Thomas C. Johnson	25,000			—		10.22	3/1/2012	—		—
	10,000			—		10.81	6/21/2010	—		—
	2,000			—		11.25	5/1/2010	—		—

Total	37,000			—						—

Richard A. LeBlanc	25,000			—		10.22	3/1/2012			—
	50,000			—		10.81	6/21/2010	—		—
	15,000			—		11.25	5/1/2010	—		—
	10,000			—		10.69	4/30/2008	—		—

Total	100,000			—		—	—	—		—

(1)	Unless otherwise noted, all options vested 50 percent after year 1 and 50 percent after year 2.
(2)	When these options were originally granted they were scheduled to vest, if at all, based on the achievement of certain performance objectives in fiscal 2007. These options had not vested by the time the executive retired effective July 16, 2007. Therefore, per the terms of his employment agreement dated January 7, 2007, these options expired.
(3)	This award vested monthly over a period of 48 months after the date of his employment (and not grant date); which was November 25, 2002.
(4)	These shares were granted pursuant to his offer letter. The shares vest 2 years from the commencement date of November 1, 2006.

Option Exercises and Stock Vested

The following table provides information for the named executive officers on (1) stock option exercises during fiscal 2007, including the number of shares acquired upon exercise and the value realized; and (2) the number of shares acquired upon the vesting of restricted stock awards and the value realized, each before payment of any applicable withholding tax and broker commissions.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)(2)
Stephen R. Light	8,894	$94,616.72	—		—

Douglas P. Fletcher	—	—	5,040		$62,882

Jeffrey L. Hohman	—	—	2,100	(3)	$23,394

Thomas C. Johnson	—	—	—		—

Richard A. LeBlanc	—	—	—		—

(1)	The dollar amount realized upon exercise was calculated by determining the difference between the market price of the underlying securities at exercise and the exercise price of the options.
(2)	The dollar amount realized upon vesting was calculated by multiplying the number of shares of stock by the market value of the underlying shares on the vesting date.
(3)	Per his employment agreement, Mr. Hohman was granted 25,200 share of stock on January 8, 2007. The shares vest quarterly and uniformly over a three year period at the rate of 2,100 shares per quarter.

Compensation Discussion and Analysis

Introduction.    Our Compensation and Plan Administrator Committee (the “Compensation Committee”) establishes and directs the administration of all programs under which executive compensation is paid or awarded to the Company’s executive officers and incentive-eligible employees. The Compensation Committee also evaluates the performance of our Chief Executive Officer (“CEO”) and assesses the overall effectiveness of the Company’s executive compensation programs.

Compensation Program Objectives.    The Compensation Committee adopted a compensation philosophy in fiscal 2005, which it used as the basis for the Company’s compensation programs in fiscal 2006 and in fiscal 2007. The objective of the Company’s compensation programs is to provide compensation and benefits that are competitive, equitable and consistent with our commitment to provide a work environment promoting teamwork, outstanding performance and corporate pride. The Compensation Committee is in the process of developing changes to its executive compensation program, which it expects to implement in fiscal 2008.

Elements of Executive Compensation.    The elements of executive compensation during fiscal 2007 were base salary, a short term incentive program, and long term incentive programs. We describe each of these elements below. While the elements of compensation described below are considered separately, the Compensation Committee takes into account the full compensation package afforded by the Company to each executive, including salary, targeted incentive compensation, retirement and other benefits. In reviewing the individual performance of the executives whose compensation is detailed elsewhere in this Form 10-K/A, the Compensation Committee works with the Company’s Human Resources group and the Compensation Committee’s independent compensation consultant, and takes into account the views of the CEO (other than in a review of the CEO himself).

Base Salaries.    The Compensation Committee believes that base salaries should be competitive with relevant organizations with similar complexity, and internally consistent based upon each position’s assigned responsibilities. Individual salary determinations are made considering qualifications, experience and performance. Base salaries of the executive officers, other than for the CEO, were determined by the Compensation Committee using the CEO’s recommendations and data provided by the Compensation Committee’s independent consultant. No adjustments to executive base salaries were made for fiscal 2004 or fiscal 2005. The Compensation Committee made adjustments to individual executives’ base salaries for fiscal 2006 and again for fiscal 2007 based on competitive pay data and practices in the industrial and commercial machinery industry sector, proxy analysis of a group of peer companies, and individual performance. The CEO’s pay is set by contract and is discussed below.

Short-Term Incentive Plan.    We believe it is important that those who are directly involved in contributing to the achievement of the Company’s goals should have a meaningful portion of their total compensation opportunity tied to those goals. Executive officers and other key management and technical positions have a portion of their total compensation at risk, contingent upon meeting predefined short term corporate, business unit and individual goals. More senior executives, who have a greater opportunity to contribute to the Company’s goals, have a greater portion of their compensation at risk.

The Short-Term Incentive Plan (also known as the Annual Incentive Plan) emphasizes the achievement of the Company’s annual financial goals. For fiscal 2007 these goals were based upon the Company obtaining revenue of $238 million, and EBITDA of $34 million, and executive officers achieving certain individual goals. Executives’ target bonus levels were set at percentages of base salary, ranging from 15—40 percent, with increasing percentages for more senior executives. Payouts could range from zero to two times the target amount, depending on achievement of goals. For executive officers 80 percent of their short-term incentive award was based on the Company’s achievement of the financial goals and 20 percent was based on the achievement of individual goals for the executive officers. For divisional executives, 70 percent of their short-term incentive award was based on the achievement of the Company’s financial goals at a divisional level and 30 percent on the achievement of individual goals. For the CEO, 50 percent of the CEO’s short-term incentive award was based on the achievement of individual goals. For fiscal 2007 the corporate financial goals were not met, and payments of short-term incentive awards for executive officers were only based on the achievement of individual goals.

For fiscal 2006 financial goals included revenue, operating profit, return on assets, and individual and business unit goals. The Company exceeded all of its goals for fiscal 2006, and annual incentive payouts were made for the fiscal year at the maximum levels under the plan adjusted for individual performance measurements. Bonuses for fiscal 2006 were paid approximately half in stock and half in cash.

Long-Term Incentive Plan.    We also believe that executive officers and other key management positions should have a meaningful portion of their total compensation linked to sustained performance and to increasing long-term shareholder value. Beginning with fiscal 2006, the Company adopted, and the shareholders approved, a Long Term Incentive Plan. The purpose of the Long-Term Incentive Plan is to provide stock incentives for executives who assist the Company in meeting the Company’s long-term financial goals and to align the interests of executives with the Company’s shareholders. Under the plan, executives have the opportunity to receive shares of stock based on achievement of goals over a three year period. At the beginning of each three year performance period, participating executives are assigned a target award, based on the Company’s achievement of specific financial goals. The size of the target long-term incentive award is based on the executive’s base salary level. Target long-term incentive awards for executive officers other than the CEO range from 5,000 shares to 20,000. At the end of the relevant three year period the executive receives a number of shares, based on the Company’s achievement of the previously selected financial goals. Long-term incentive awards may range from zero to two times the target number of shares. For the first three year period, ending with the end of fiscal 2008, the goals are based on the Company achieving a return on invested assets of 59% and cumulative earnings per share of $1.09 over the preceding three year period. For the second three year period, ending with the end of fiscal 2009, the goals are based on the Company achieving a cumulative cash flow of $118.5 million and cumulative earnings per share of $2.05 over the preceding three year period. If the long term incentive plan is continued, goals for future three year periods, as well as target long-term incentive awards, will be set at the beginning of each three year period. The Compensation Committee is, however, considering alternatives to the long term incentive plan and may, for future years, adopt a different approach.

Other Benefits.    Executives also receive reimbursement for fees paid for financial planning services, and a monthly car allowance. The Company provides a 401K plan as a retirement benefit and health insurance for all of its US-based employees.

Equity Compensation.    The Compensation Committee has used stock, rather than stock options for executive compensation believing that executives who hold stock and share the full risk of changes in share price will better manage the Company for its shareholders. The Compensation Committee is considering using stock options as part of future incentive plans.

Change In Control.    In order to provide executive the assurance that executives will serve the interests of shareholders in the event of a potential sale of the Company or other change in control, the Company provides that in the event an executive loses his or her job without cause following a sale of the Company or other change in control, that executive will receive one year of salary and target bonus. This benefit is provided to senior executives whose employment would be at risk following a change in control.

Chief Executive Officer Compensation.    Mr. Light, who had been the Company’s CEO since January 2003, retired effective July 16, 2006. Mr. Light had previously announced his intention to retire, and in order to ensure a smooth transition and allow the Company time to find his successor, the Company entered into an employment agreement with Mr. Light effective February 2, 2007. This agreement provided for continuation of Mr. Light’s base salary until his retirement, continued participation in the Company’s short-term incentive plans and continuation of other benefits. Mr. Light ceased to participate in the Company’s Long-Term Incentive Plans. In addition, Mr. Light will receive a cash severance payment of $4,475,250.

Conclusion.    The Compensation Committee believes that the executive compensation policies and practices it has adopted will serve the interests of the shareholders and the Company effectively. The Compensation Committee also believes that the Company’s compensation programs provide motivation for executive officers to contribute to the Company’s future success and balance both the short and long term interests of our shareholders. The Compensation Committee will continue to monitor the effectiveness of the Company’s total compensation program to meet the ongoing needs of the Company.

Compensation Committee Report

The Compensation and Plan Administrator Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management, and based on such review and discussions, the Compensation Committee recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

COMPENSATION AND PLAN

ADMINISTRATOR COMMITTEE

J. Michael Ribaudo—Chairman

Richard P. Fox

Kathryn L. Munro

Arlen I. Prentice (nonvoting)

Compensation Committee Interlocks and Insider Participation

Other than Mr. Prentice, who is a nonvoting member of the Committee, the Compensation Committee is comprised entirely of independent directors. During fiscal 2007, none of the Company’s executive officers served as a member of a compensation committee or board of directors of any other entity which had an executive officer serving as a member of the Company’s Board of Directors.

Compensation of Directors

The Compensation and Plan Administrator Committee is charged with ensuring that the Company will be able to continue to attract and retain directors having the qualifications necessary to serve the interests of the Company’s shareholders. To achieve this goal and, based on a thorough review of director compensation at a peer group of 16 companies conducted by a nationally recognized independent compensation consulting firm, the Compensation Committee has adopted the following compensation program for Directors. This program was adopted in fiscal 2004 and, except as noted below, remained unchanged for fiscal 2007.

Directors who are not employees of the Company will receive an annual retainer of $20,000, payable quarterly, $1,500 per meeting for attendance at Board meetings and $1,000 per meeting for attendance at Committee meetings. The Company also reimburses directors for travel and other expenses in connection with their service.

In addition, Committee Chairs are paid an additional annual retainer of $5,000 with the exception of the Audit Committee Chair who is paid an additional annual retainer of $10,000, and the non-executive Chairman of the Board who is paid an additional annual retainer of $15,000.

Non-employee Directors also receive annual grants of shares of Common Stock that are vested at the time of grant. The annual grants of shares of Company stock have a value equal to $40,000 (raised from $30,000 during the 2006 fiscal year). The grants will be made at each Annual Meeting of Shareholders, and the shares will be valued based on the average closing price over the twenty (20) trading days preceding the Annual Meeting.

Directors’ Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Richard P. Fox	$68,500.00	$40,000	$108,496.85

Lorenzo Lamadrid	$23,500.00	$40,000	$63,496.85

Kathryn L. Munro	$61,500.00	$40,000	$101,496.85

Arlen I. Prentice	$29,000.00	$40,000	$68,996.85

J. Michael Ribaudo	$31,500.00	$40,000	$71,496.85

Jan K. Ver Hagen	$44,500.00	$40,000	$84,496.85

Jerry Calhoun	$13,500.00	$40,000	$13,500.00

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

STOCK OWNERSHIP OF MANAGEMENT AND OF PRINCIPAL SHAREHOLDERS

The following table sets forth information as of August 24, 2007, with respect to each shareholder known by the Company to be the beneficial owner of more than five percent (5%) of any class of voting securities of the Company, each director, those executive officers listed in the Summary Compensation Table above and all directors and executive officers of the Company as a group. Currently, the Company’s sole class of voting securities outstanding is Common Stock. Except as noted below, each person has sole voting and investment powers with respect to the shares shown. Beneficial ownership is determined in accordance with SEC rules. The number of shares beneficially owned and the percentage of ownership of each person or entity includes shares of Common Stock subject to options, warrants or other convertible securities held by that person or entity that are exercisable within 60 days of August 24, 2007. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Percentage of beneficial ownership is based on 37,324,661 shares of Common Stock outstanding as of August 24, 2007. Certain information in the “Other Beneficial Ownership” table was obtained from filings made with the SEC pursuant to Section 13(g) of the Exchange Act.

Management

Name and Position(1)	Number of Shares	Number of Options(2)	Total	Percent of Outstanding Shares
Charley M. Brown, Director and Executive Officer	0	0	0	*
Jerry C. Calhoun, Director	2,300	0	2,300	*
Douglas P. Fletcher, Executive Officer	25,392	0	25,392	*
Richard P. Fox, Director	34,733	0	34,733	*
Jeffery Hohman, Executive Officer	4,200	0	4,200	*
Thomas C. Johnson, Executive Officer	53,888	37,000	90,888	*
Lorenzo C. Lamadrid, Director	3,187	0	3,187	*
Richard A. LeBlanc, Executive Officer	57,654	100,000	157,654	*
Stephen R. Light	621,877	210,854	832,731	2.2%
Kathryn L. Munro, Director	36,733	39,875	76,608	*
Arlen I. Prentice, Director	175,062	39,875	214,937	*
J. Michael Ribaudo, Director	168,907	39,875	208,782	*
Jan K. Ver Hagen, Director	42,233	0	42,233	*
All directors and officers—as a group (18 persons)	1,335,812	636,479	1,972,291	5.3%

*	Denotes less than 1%
(1)	Unless otherwise indicated in the table, the address for each listed person is c/o Flow International Corporation, 23500 64th Avenue South, Kent, Washington 98032.
(2)	Includes options exercisable within 60 days for shares of Company Common Stock.

Other Beneficial Owners

Name and Address	Number of Shares		Percent of Outstanding Shares
Rainier Investment Management, Inc. (1) 601 Union Street Suite 2801 Seattle, Washington 98101	2,414,910		6.45%

Third Point LLC and Daniel S. Loeb (2) 390 Park Avenue 18th Floor New York, New York 10017	5,463,300	(3)	14.7%

(1)	Based on Schedule 13G filed February 13, 2007 by Rainier Investment Management, Inc., a Washington corporation and a registered Investment Adviser.
(2)	Based on Schedule 13D/A filed April 23, 2007 by Third Point LLC. Third Point LLC, a Delaware limited liability company (the “Management Company”), serves as investment manager or adviser to a variety of hedge funds and managed accounts (such funds and accounts, collectively, the “Funds”), with respect to shares of Common Stock directly beneficially owned by the Funds. Mr. Daniel S. Loeb is the Chief Executive Officer the Management Company and controls its business activities, with respect to shares of Common Stock indirectly beneficially owned by Mr. Loeb by virtue of such position. These shares include 3,397,200 shares (includes 274,020 shares issuable upon exercise of warrants) held by Third Point Offshore Fund, Ltd. (c/o Walkers SPV Limited, Walker House, Mary Street, P.O. Box 908GT, George Town, Grand Cayman, Cayman Islands, British West Indies).
(3)	Includes 403,300 shares issuable upon exercise of warrants.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Arlen I. Prentice is Chief Executive Officer of Kibble & Prentice, Inc., a company that, together with its wholly-owned subsidiary, provides insurance brokerage and employee benefits, administrative and consulting services to the Company. Premium payments for insurance coverage, which Kibble & Prentice, Inc. passes on to the underwriters, totaled approximately $2.1 million for the fiscal year ended April 2006. These amounts included commissions of $217,887 paid by the underwriters to Kibble & Prentice. Mr. Prentice abstained from participating in matters where he may have had a conflict of interest.

Director Independence

The Board of Directors consists of a majority of “independent directors” as such term is defined under Rule 4200(a)(15) of the NASDAQ Stock Market Inc.’s Marketplace Rules. For fiscal year 2007, the Board of Directors determined that Messrs. Ver Hagen, Fox, Ribaudo, Ms. Munro, Mr. Calhoun and Mr. Lamadrid are independent directors. For fiscal year 2008, the Board has determined that the same individuals are independent directors.

The Nominating and Governance Committee of the Board of Directors has included in its written charter a provision making it responsible for reviewing actual or potential conflicts of interest involving the Company’s directors and executive officers. The Company’s Guide to Ethical Conduct also requires that employees report conflicts of interest to the Company’s General Counsel or Corporate Compliance Officer.

Item 14.	Principal Accountant Fees and Services.

Fees to Independent Registered Public Accounting Firms

The following table presents fees for audit services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”), the independent auditor for the audit of the Company’s annual consolidated financial statements for the years ended April 30, 2007 and 2006, and to PricewaterhouseCoopers (“PwC”) for the services rendered during fiscal 2006 prior to their dismissal as independent auditor for the audit of the Company’s annual financial statements, and fees billed for other services rendered by the independent auditor during the same periods.

	Deloitte Entities	Deloitte Entities	PwC
	2007	2006	2006
Audit Fees (1)	$3,387,495	$2,370,555	$1,542,872
Audit-Related Fees	0	0	0
Tax Fees (2)	$44,028	0	116,844
All Other Fees (3)	0	0	19,665
Total	$3,431,523	$2,370,555	$1,679,379

(1)	Fees for audit services billed or expected to be billed relating to fiscal 2007 and 2006 consisted of: (a) Audit of the Company’s annual financial statements, (b) reviews of the Company’s quarterly financial statements, statutory and regulatory audits, consents and other services related to Security and Exchange Commission (“SEC”) matters, (c) audit of the Company’s internal control over financial reporting with the objective of obtaining reasonable assurance about whether effective control over financial reporting was maintained in all material respects, and (d) attestation of management’s assessment of internal control, as required by the Sarbanes-Oxley Act of 2002, Section 404.
(2)	Tax fees represent the aggregate fees paid for professional services, principally including fees for tax compliance and tax advice.
(3)	All other fees represent the aggregate fees paid for products and services that are not included in the “Audit fees,” “Audit-related fees” and “Tax fees” sections. The Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the principal registered public accounting firm’s independence.

During the interim period of fiscal 2006 through January 12, 2006 in which PwC served as the Company’s independent auditor, there were no disagreements between the Company and PwC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction PwC, would have caused PwC to make reference to the subject matter of the disagreement in connection with their reports.

In addition, during the interim period of fiscal 2006 through January 12, 2006 in which PwC served as the Company’s independent auditor, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

During the fiscal years ended April 30, 2006, the Company did not consult Deloitte with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOW INTERNATIONAL CORPORATION
August 29, 2007
/s/ CHARLES M. BROWN
Charles M. Brown President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities on this 29th day of August, 2007.

Signature	Title

/S/ CHARLES M. BROWN Charles M. Brown	President and Chief Executive Officer (Principal Executive Officer)

/S/ DOUGLAS P. FLETCHER Douglas P. Fletcher	Chief Financial Officer (Principal Accounting Officer)

/S/ KATHRYN L. MUNRO Kathryn L. Munro	Chairman

/S/ RICHARD P. FOX Richard P. Fox	Director

/S/ ARLEN I. PRENTICE Arlen I. Prentice	Director

/S/ J. MICHAEL RIBAUDO J. Michael Ribaudo	Director

/S/ JAN K. VER HAGEN Jan K. Ver Hagen	Director

/S/ LORENZO C. LAMADRID Lorenzo C. Lamadrid	Director

/S/ JERRY L. CALHOUN Jerry L. Calhoun	Director