Form 10-Q
period 2007-07-31
FLOW INTERNATIONAL CORP
filed 2007-09-10
CIK 713002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-12448

FLOW INTERNATIONAL CORPORATION

WASHINGTON	91-1104842
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23500 - 64th Avenue South

Kent, Washington 98032

(253) 850-3500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐ .

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

As of August 30, 2007, there were 37,324,661 shares of common stock outstanding.

FLOW INTERNATIONAL CORPORATION

FLOW INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; in thousands)

	July 31, 2007	April 30, 2007
ASSETS:
Current Assets:
Cash and Cash Equivalents	$33,369	$38,146
Short-term Investments	102	750
Receivables, net	26,090	26,618
Inventories	28,624	26,635
Deferred Income Taxes	142	44
Other Current Assets	6,230	6,950

Total Current Assets	94,557	99,143
Property and Equipment, net	17,200	15,479
Intangible Assets, net	3,834	3,767
Goodwill	2,764	2,764
Deferred Income Taxes	1,157	305
Other Assets	692	682

	$120,204	$122,140

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Notes Payable	$1,036	$6,366
Current Portion of Long-Term Obligations	822	822
Accounts Payable	17,372	17,545
Accrued Payroll and Related Liabilities	8,946	6,291
Taxes Payable and Other Accrued Taxes	2,108	2,066
Deferred Income Taxes	250	1,627
Deferred Revenue	3,396	3,559
Customer Deposits	6,848	6,499
Other Accrued Liabilities	13,242	12,233

Total Current Liabilities	54,020	57,008
Long-Term Obligations, net	2,420	2,779
Other Long-Term Liabilities	1,131	573

	57,571	60,360

Commitments and Contingencies (Note 14)
Shareholders’ Equity:
Series A 8% Convertible Preferred Stock—$.01 par value, 1,000,000 shares authorized, none issued	—	—
Common Stock—$.01 par value, 49,000,000 shares authorized, 37,324,241 and 37,268,037 shares issued and outstanding at July 31, 2007 and April 31, 2007, respectively	368	367
Capital in Excess of Par	139,611	139,115
Accumulated Deficit	(68,913)	(68,747)
Accumulated Other Comprehensive Loss:
Defined Benefit Plan Obligation, net of income tax of $0 and $67	(201)	(201)
Cumulative Translation Adjustment, net of income tax of $265 and $0	(8,232)	(8,754)

Total Shareholders’ Equity	62,633	61,780

	$120,204	$122,140

See Accompanying Notes to

Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share amounts)

	Three Months Ended July 31,
	2007	2006
Sales	$58,666	$53,410
Cost of Sales	35,066	30,378

Gross Margin	23,600	23,032

Expenses:
Sales and Marketing	10,457	9,597
Research and Engineering	2,280	2,294
General and Administrative	12,416	7,020

	25,153	18,911

Operating (Loss) Income	(1,553)	4,121
Interest Income	191	229
Interest Expense	(83)	(135)
Other Income, Net	312	625

(Loss) Income Before Provision for Income Taxes	(1,133)	4,840
Income Tax Benefit (Provision)	1,510	(1,072)

Income From Continuing Operations	377	3,768
Loss on Sale of Discontinued Operations, Net of Income Tax of $0 and $0	—	(726)

Net Income	$377	$3,042

Basic Income Per Share:
Income From Continuing Operations	$0.01	$0.10
Loss From Discontinued Operations	—	(0.02)

Net Income	$0.01	$0.08

Diluted Income Per Share:
Income From Continuing Operations	$0.01	$0.10
Loss From Discontinued Operations	—	(0.02)

Net Income	$0.01	$0.08

Weighted Average Shares Used in Computing Basic and Diluted Income Per Share:
Basic	37,303	37,075
Diluted	37,906	37,877

See Accompanying Notes to

Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Three Months Ended July 31,
	2007	2006
Cash Flows from Operating Activities:
Net Income	$377	$3,042
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation and Amortization	733	706
Deferred Income Taxes	(2,317)	269
Incentive Stock Compensation Expense	698	711
Loss on Sale of Discontinued Operations	—	726
Unrealized Foreign Currency (Gains), net	(377)	(843)
Other	266	370
Changes in Operating Assets and Liabilities:
Receivables	901	5,659
Inventories	(1,826)	(2,579)
Prepaid Expenses	(929)	36
Other Operating Assets	1,638	171
Accounts Payable	(1,314)	(7,117)
Deferred Revenue	(185)	(121)
Customer Deposits	288	1,106
Other Operating Liabilities	2,966	(314)

Cash Provided by Operating Activities	919	1,822

Cash Flows From Investing Activities:
Expenditures for Property and Equipment and Intangible Assets	(1,425)	(945)
Proceeds from Sale of Short-term Investments	550	—
Proceeds from Sale of Property and Equipment	169	—

Cash Used in Investing Activities	(706)	(945)

Cash Flows from Financing Activities:
Repayments Under Notes Payable, net	(5,384)	—
Payments of Long-Term Obligations	(406)	(465)
Proceeds from Exercise of Stock Options	424	2,303

Cash Provided by (Used in) Financing Activities	(5,366)	1,838

Effect of Changes in Exchange Rates	376	54
Increase (Decrease) in Cash And Cash Equivalents	(4,777)	2,769
Cash and Cash Equivalents at Beginning of Period	38,146	36,186

Cash and Cash Equivalents at End of Period	$33,369	$38,955

Supplemental Disclosures of Noncash Investing and Financing Activities
Operating Assets Transferred to Property and Equipment	243	—
Issuance of compensatory common stock on executive incentive compensation plan	—	884
Accounts Payable incurred to acquire Property and Equipment, and Intangible Assets	1,091	140

See Accompanying Notes to

Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(unaudited, in thousands)

	Common Stock		Capital In Excess of Par	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Par Value
Balances, April 30, 2007	37,268	$367	$139,115	$(68,747)	$(8,955)	$61,780
Components of Comprehensive Income:
Net Income				377		377
Cumulative Translation Adjustment, Net of Income Tax of $0					522	522

Total Comprehensive Income						899

Cumulative effect upon adoption of FIN 48 (Note 7)				(543)		(543)
Exercise of Options	41	1	423			424
Stock Compensation	15	0	73			73

Balances, July 31, 2007	37,324	$368	$139,611	$(68,913)	$(8,433)	$62,633

See Accompanying Notes to

Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All tabular dollar amounts in thousands, except per share amounts)

(Unaudited)

Note 1—Basis of Presentation

In the opinion of the management of Flow International Corporation (the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring items and accruals necessary to fairly present the financial position, results of operations and cash flows of the Company. The financial information as of April 30, 2007 is derived from the Company’s audited consolidated financial statements and notes for the fiscal year ended April 30, 2007 included in Item 8 in the fiscal 2007 Annual Report on Form 10-K (“10-K”). These interim financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, and should be read in conjunction with the Company’s fiscal 2007 Form 10-K. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company’s financial statements. Actual results may differ from these estimates. Operating results for the three months ended July 31, 2007 may not be indicative of future results.

Note 2—Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 on May 1, 2007. FASB Staff Position No. 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”) provides a set of conditions that must be evaluated when determining whether a tax position has been effectively settled. We contemplated the provisions of FSP FIN 48-1 upon the initial adoption of FIN 48. Additional discussion and the impact of adopting FIN 48 are included in Note 7 to the Condensed Consolidated Financial Statements.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards (“FAS 159) “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. FAS 159 provides entities with an option to choose to measure eligible items at fair value at specified election dates. If elected, an entity must report unrealized gains and losses on the item in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method, is irrevocable (unless a new election date occurs); and is applied only to entire instruments and not to portions of instruments. The Company is currently evaluating the potential impact of adopting FAS 159 on its financial statements, which is effective for fiscal years beginning after November 15, 2007, which is the beginning of the Company’s fiscal year 2009.

Note 3—Segment Information

The Company has identified four reportable segments based on the manner in which internal financial information is produced and evaluated by the chief operating decision maker (the Company’s Chief Executive Officer). These segments, North America Waterjet, Asia Waterjet, Other International Waterjet (together known as Waterjet), and Applications, utilize the Company’s high pressure technology. The Waterjet operation includes cutting and cleaning operations, which are focused on providing total solutions for many industries including aerospace, automotive, semiconductor, disposable products, food, glass, job shop, metal cutting, stone, tile, surface preparation, and paper. The Applications operation provides specialty engineered robotic systems designed for material removal and separation of various materials and for factory automation. These systems are primarily used in automotive applications. Segment operating results are measured based on sales, gross margin and operating income (loss).

A summary of operations by reportable segment is as follows:

	North America Waterjet *	Asia Waterjet	Other International Waterjet	Applications	Inter- segment Eliminations	Total
Three Months Ended July 31, 2007
External sales	$31,058	$7,027	$15,310	$5,271	$—	$58,666

Inter-segment sales	8,626	583	25	182	(9,416)	—

Gross margin	13,411	3,172	6,373	811	(167)	23,600

Operating income (loss) **	(4,990)	485	1,916	(433)	1,469	(1,553)

Three Months Ended July 31, 2006
External sales	$31,509	$7,356	$10,641	$3,904	$—	$53,410

Inter-segment sales	5,394	307	45	16	(5,762)	—

Gross margin	14,333	4,466	3,989	446	(202)	23,032

Operating income (loss) **	1,305	2,007	300	(764)	1,273	4,121

*	Expenses in the North America segment include North America waterjet division general and administrative expenses and all of the Company’s corporate overhead costs.
**	The quarter ended July 31, 2007 includes the allocation of corporate management fees in total of $1.2 million from North America Waterjet to the Company’s other operating segments which is part of the reports evaluated by the chief operating decision maker. Prior periods have been recast to reflect this methodology.

A summary reconciliation of total segment operating income (loss) to total consolidated income from continuing operations before provision for income taxes is as follows:

	Three Months Ended July 31,
	2007	2006
Operating income (loss) for reportable segments	$(1,553)	$4,121
Interest income	191	229
Interest expense	(83)	(135)
Other income, net	312	625

Income before provision for income taxes	$(1,133)	$4,840

Note 4—Stock-Based Compensation Plans

The Company maintains stock-based compensation plans described as follows:

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

Stock Options

The Company grants common stock options to employees and directors of the Company with service and/or performance conditions. The compensation cost of the stock options are based on their fair value at the grant date and recognized ratably over the service period. All options become exercisable upon a change in control of the Company unless the surviving company assumes the outstanding options or substitutes similar awards for the outstanding awards of the 2005 Plan. Options are generally granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. The maximum term of options is 10 years from the date of grant.

The following tables summarize the stock option activities for the three months ended July 31, 2007:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term (Years)
Outstanding at April 30, 2007	1,063,404	$8.99	$2,819,601	3.61
Granted during the period	200,000	11.40
Exercised during the period	(41,200)	10.27
Expired or forfeited during the period	(1,650)	9.96

Outstanding at July 31, 2007	1,220,554	$9.34	$—	4.51

Exercisable at July 31, 2007	999,304	$8.85	$377,031	4.43
Vested or expected to vest at July 31, 2007	999,304	8.85	377,031	4.43

	Year ended July 31,
	2007	2006
Weighted average grant-date fair value of stock options granted	$6.90	$4.76
Total intrinsic value of options exercised	$105	$469
Total fair value of options vested	$—	$28
Cash received from exercise of share options	$424	$2,303
Tax benefit realized from stock options exercised	$—	$—

For the three months ended July 31, 2007 and 2006, the Company recognized compensation expense related to stock options of $14,000 or $0.00 per basic and diluted share and $53,000 or $0.00 per basic and diluted share, respectively. As of July 31, 2007, total unrecognized compensation cost related to nonvested stock options was $1.4 million.

For the three months ended July 31, 2007 and 2006, the weighted-average fair values at the date of grant for options granted were estimated using the Black-Scholes option-pricing model, based on the following assumptions: (i) no expected dividend yields; (ii) expected volatility rates of 62.02% and 61.90% based on historical volatility of our stock price; and (iii) expected lives of six and two years based on historical experience. The risk-free interest rate applied was 4.98% and 4.97%, respectively, based on U.S Treasury constant maturity interest rate whose term is consistent with the expected life of our stock options.

Service-Based Stock Awards

The Company grants common stock or stock units to employees and directors of the Company with service conditions. The compensation cost of the stocks or units are based on their fair value at the grant date and recognized ratably over the service period.

The following table summarizes the service-based stock award activities for the three months ended July 31, 2007:

	Three Months Ended July 31, 2007
	Number of Shares	Weighted- Average Grant-date Fair Value
Nonvested at April 30, 2007	72,533	$9.33
Granted during the period	16,000	12.72
Forfeited during the period	(5,500)	12.98
Vested during the period	(21,181)	5.79

Nonvested at July 31, 2007	61,852	$9.33

For the three month ended July 31, 2007 and 2006, the Company recognized compensation expense related to service-based stock awards of $185,000 and $150,000, respectively. As of July 31, 2007, total unrecognized compensation cost related to such awards of $702,000 is expected to be recognized over a weighted average period of 2.38 years.

Performance-Based Stock Awards

In fiscal 2006 and 2007, the Company adopted Long-Term Incentive Plans (the “LTIPs”) under which the executive officers received stock awards based on the Company’s performance measures over three-year performance periods. These plans were adopted annually with different performance targets. Awards vary based on the degree to which the Company’s performance exceeds predetermined thresholds at the end of the performance period. No payout will occur unless the Company exceeds certain minimum threshold performance objectives. Compensation expense is based upon current performance projections for the three-year period and the percentage of the requisite service that has been rendered. Compensation cost for the unvested portion of the LTIP awards is based on their grant-date fair value. The LTIPs permit employees to elect to net-settle a portion of the award paid in stock to meet the employee’s share of minimum withholding requirements, which the Company accounted for as a liability before adopting FAS 123R. FAS 123R allows such awards with net-settlement features for the employee’s share of minimum withholding requirements to be accounted for as equity, as such, a cumulative effect of $377,000 was recognized upon adoption of FAS 123R to record the amounts previously recorded as liabilities in capital in excess of par.

The following table summarizes the LTIPs activities for the three months ended July 31, 2007:

	Three Months ended July 31, 2007
	Number of Shares	Weighted- Average Grant-date Fair Value
Nonvested at April 30, 2007	181,500	$10.71
Granted during the period	—	—
Forfeited during the period	(19,750)	10.04
Vested during the period	—	—

Nonvested at July 31, 2007	161,750	$10.79

For the three months ended July 31, 2007 and 2006, the Company recognized compensation expense related to LTIPs of $0 and $204,000, respectively. The amount recorded in the first quarter of fiscal 2007 was subsequently reversed in the fourth quarter of fiscal 2007 because the performance objectives were no longer deemed probable.

Under an annual incentive plan adopted in fiscal 2007, the Company granted executives and certain employees’ annual bonuses in the form of cash and/or common stock of the Company. Awards were based on the Company’s performance and individual goals and are usually granted following the conclusion of the Company’s fiscal year end. The shares of the common stock to be issued were not known at the grant date and the amount of the stock was equivalent to a fixed monetary amount. These awards were recorded as liability awards under FAS 123R in the prior fiscal year. For the three months ended July 31, 2006, the Company recognized compensation expense related to the annual incentive plan of $116,000.

Note 5—Restructuring

The restructuring reserve balance included in Other Accrued Liabilities is comprised of facility exit costs for all segments which consist of long-term lease commitments, net of expected sublease income for restructuring initiatives completed in Fiscal 2006 and prior fiscal years.

The following table summarizes accrued restructuring activity, all incurred as facility exit costs:

	North America Waterjet	Other International Waterjet	Applications	Consolidated
Balance, April 30, 2007	$31	$136	$320	$487
Cash payments	(9)	(7)	(90)	(106)

Balance, July 31, 2007	$22	$129	$230	$381

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

The following table shows the detail of Other Income (Expense), Net, in the accompanying Condensed Consolidated Statements of Operations:

	Three Months Ended July 31,
	2007	2006
Realized Foreign Exchange Gains (Losses), Net	$(58)	$38
Unrealized Foreign Exchange Gains (Losses), Net	377	843
Hedging Costs	—	(160)
Other	(7)	(96)

	$312	$625

There was no expense related to hedging costs for the three months ended July 31, 2007. For the three months ended July 31, 2006, the Company recorded an expense of $160,000 related to hedging costs during the period. The Company uses derivative instruments to manage exposures to foreign currency risks and records the hedge transactions in accordance with Statement of Financial Accounting Standards No. 133 (“FAS 133”), “Accounting for Derivative Instruments and Hedging Activities”.

Note 7—Income Taxes

The Company adopted the provisions of FIN 48 effective May 1, 2007 and has analyzed its filing positions in all of the federal, state, and international jurisdictions where it, or its wholly-owned subsidiaries, are required to file income tax returns for all open tax years in these jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002. Furthermore, no open tax years are currently under audit, and as of July 31, 2007, no significant adjustments have been proposed relative to the Company’s tax positions.

The adoption of FIN 48 resulted in a $543,000 increase in the Company’s liability for unrecognized tax benefits, which was accounted for as a reduction to the May 1, 2007 retained earnings balance. As of May 1, 2007, the balance of unrecognized tax benefits was $2.3 million, which, if recognized, would reduce the Company’s effective tax rate. There have been no significant changes to these amounts during the quarter ended July 31, 2007. In accordance with FIN 48, the Company has recognized immaterial interest related to unrecognized tax benefits as a component of interest expense. The Company does not expect that unrecognized tax benefits will significantly change within the next twelve months.

For the three months ended July 31, 2007, the foreign tax provision consists of current and deferred tax expense. The United States tax provision consists primarily of state taxes and accrued foreign withholding taxes. During the three months ended July 31, 2007, after concluding that its German operations have achieved sustainable profitability, the Company reversed its valuation allowance against deferred tax assets in the this jurisdiction, which resulted in a $1,330,000 tax benefit, or $.04 per basic and dilutive income per share, as a reduction in the deferred tax asset valuation allowance.

The Company continues to provide a full valuation allowance against its net operating losses and other net deferred tax assets, arising in certain tax jurisdictions, mainly the United States and Canada, because the realization of such assets is not more likely than not. For the three months ended July 31, 2007 and 2006, the valuation allowance decreased by $0.5 million and $0.6 million, respectively. The change is mainly attributable to an increase in net operating losses in the United States, and Canada for the current quarter, and the reversal of the valuation allowance in Germany. The domestic net operating losses can be carried forward 20 years to offset domestic profits in future periods and expire between fiscal 2022 and fiscal 2026 if not used. Most of the foreign net operating losses can be carried forward indefinitely, with the certain amounts expiring between Fiscal 2014 and 2017. We provided a full valuation allowance against the deferred tax assets associated with the losses recorded during fiscal 2007.

The Company is permanently deferring undistributed earnings in all its foreign subsidiaries with the exception of certain foreign subsidiaries. In the first quarter of fiscal 2008, the Company repatriated $1.0 million from one foreign subsidiary and the Company plans to continue repatriating additional funds from these foreign subsidiaries in future. There was no repatriation of earnings in the comparative prior period.

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

On August 16, 2006, the Company received notice from the arbitrator to whom the dispute had been referred regarding the resolution of its outstanding dispute with the Purchaser. Although the Company did not agree with all the findings of the arbitrator, the decision by the arbitrator constituted a final resolution of all disputes between the Purchaser and the Company regarding the calculation of net working capital. The adjustment amounted to $1,026,000 (including interest and arbitration fees), of which $300,000 was previously accrued as a liability. The net amount of $726,000 was recorded as Loss on Sale from Discontinued Operations in the quarter ended July 31, 2006. The Company delivered payment to the Purchaser on August 21, 2006.

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

The following table sets forth the computation of basic and diluted income (loss) from continuing operations per share for the three months ended July 31, 2007 and 2006:

	Three Months Ended July 31,
	2007	2006
Numerator:
Income (loss) from continuing operations	$377	$3,768
Denominator:
Denominator for basic income (loss) per share—weighted average shares outstanding	37,303	37,075
Dilutive potential common shares from employee stock options	273	438
Dilutive potential common shares from warrants	268	285
Dilutive potential common shares from service and performance based stock awards	62	79

Denominator for diluted income (loss)—weighted average shares outstanding and assumed conversions	37,906	37,877

Basic and diluted income (loss) from continuing operations per share	$0.01	$0.10

There were 221,250 and 21,250 potentially dilutive common shares from employee stock options which have been excluded from the diluted weighted average share denominator for the three months ended July 31, 2007 and 2006 as their effect would be antidilutive.

Note 10—Receivables, Net

Receivables, Net consist of the following:

	July 31, 2007	April 30, 2007
Trade Accounts Receivable	$26,366	$27,573
Unbilled Revenues	2,636	1,929

	29,002	29,502
Less: Allowance for Doubtful Accounts	2,912	2,884

	$26,090	$26,618

Note 11—Inventories

Inventories are stated at the lower of cost (determined by using the first-in first-out, or average cost method) or market. Costs included in inventories consist of materials, labor and manufacturing overhead, which are related to the purchase or production of inventories. Write-downs, when required, are made to reduce excess inventories to their estimated net realizable values. Such estimates are based on assumptions regarding future demand and market conditions. During the first quarter of fiscal 2008, the Company recorded an inventory write-down of $120,000. If actual conditions become less favorable than the assumptions used, an additional inventory write-down may be required. Inventories at July 31, 2007 and April 30, 2007 consisted of the following:

	July 31, 2007	April 30, 2007
Raw Materials and Parts	$18,505	$15,610
Work in Process	2,471	2,765
Finished Goods	7,648	8,260

	$28,624	$26,635

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

Included in Other Accrued Liabilities as of July 31, 2007 is $2.5 million related to warranty costs. The following table shows the fiscal 2008 year-to-date activity for the Company’s warranty obligations:

Accrued warranty balance as of April 30, 2007	$2,405
Accruals for warranties	942
Warranty costs incurred	(827)

Accrued warranty balance as of July 31, 2007	$2,520

Note 13—Long-Term Obligations and Notes Payable

Long-term obligations and notes payable are as follows:

	July 31, 2007	April 30, 2007
Term Loans Payable	$3,242	$3,601
Less Current Portion	(822)	(822)

	$2,420	$2,799

Notes Payable	$1,036	$6,366

On July 19, 2007, the Company entered into a Second Amendment (the “Amendment”) to its existing Credit Agreement, increasing its revolving line of credit from $30 million to $45 million and permitting the use of the line of credit for the repurchase of stock. This line of credit has a maturity date of July 8, 2008 and is collateralized by a general lien on all of the Company’s assets. Certain subsidiaries guaranteed the Company’s line of credit under the Agreement. Interest rates under the Agreement are at LIBOR plus a percentage depending on the Company’s leverage ratio (“financial covenants”) or at the Bank of America’s prime rate in effect from time to time, at the Company’s option. LIBOR and prime rate at July 31, 2007 were 5.23% and 8.25%, respectively. The Company also pays an annual letter of credit fee equal to 1.25% of the amount available to be drawn under each outstanding letter of credit. The annual letter of credit fee is payable quarterly in arrears and varies depending on the Company’s leverage ratio. In addition, the Agreement includes a subjective acceleration clause which permits the lenders to demand payment in the event of a material adverse change. As of July 31, 2007, the Company had $43.5 million of domestic unused line of credit available, net of $1.5 million in outstanding letters of credit. The Company was in compliance with all financial covenants as of July 31, 2007.

The Company also has capital leases for office equipment on which it owes outstanding principal of $155,000. This total amount is shown under Term Loans Payable as of July 31, 2007, of which $50,000 is current.

The Company has outstanding a seven-year collateralized long-term loan, expiring in 2011, in the amount of 145 million New Taiwanese Dollars (US $4.4 million at July 31, 2007) bearing interest at the current annual rate of 3.49%. The loan is collateralized by the Company’s manufacturing facility in Taiwan. The balance of $3.1 million at July 31, 2007 is included in Term Loans Payable, of which $819,000 is current.

The Company also has four unsecured credit facilities in Taiwan with a commitment totaling $228 million New Taiwanese Dollars (US $6.9 million at July 31, 2007), bearing interest at rates ranging from 2.10% to 2.47% per annum. At July 31, 2007, all the credit facilities will mature within one year and the balance outstanding under these credit facilities amounts to US $1 million, which is shown under Notes Payable.

Note 14—Commitments and Contingencies

At any time, the Company may be involved in legal proceedings in addition to the matters described below. The Company’s policy is to routinely assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after thoughtful analysis of each known issue and an analysis of historical experience in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” and related pronouncements. The Company records reserves related to certain legal matters for which it is probable that a loss has been incurred and the range of such loss can be estimated. With respect to other matters, management has concluded that a loss is only reasonably possible or remote and, therefore, no liability is recorded. Management discloses the facts regarding material matters assessed as reasonably possible and potential exposure, if determinable. Costs incurred with defending claims are expensed as incurred.

Omax Corporation (“Omax”) filed suit against the Company on November 18, 2004. The case, Omax Corporation v. Flow International Corporation, United States District Court, Western Division at Seattle, Case No. CV04-2334, was filed in federal court in Seattle, Washington. The suit alleges that the Company’s products infringe Omax’s Patent Nos. 5,508,596 entitled “Motion Control with Precomputation” and 5,892,345 entitled “Motion Control for Quality in Jet Cutting.” The suit also seeks to have the Company’s Patent No. 6,766,216 entitled “Method and System for Automated Software Control of Waterjet Orientation Parameters” declared invalid, unenforceable and not infringed. The Company has brought claims against Omax alleging certain of their products infringe its Patent No. 6,766,216. Omax manufactures waterjet equipment that competes with the Company’s equipment. Both Omax’s and the Company’s patents are directed at the software that controls operation of the waterjet equipment. Although the Omax suit seeks damages of over $100 million, the Company believes Omax’s claims are without merit, and the Company intends not only to contest Omax’s allegations of infringement but also to vigorously pursue its claims against Omax with regard to its own patent. The outcome of this case is uncertain, and an unfavorable outcome is reasonably possible. The Company has not provided any loss accrual related to the Omax lawsuit as of July 31, 2007. The Company has spent, and expects to continue to spend, considerable amounts on this case.

In litigation arising out of a June 2002 incident at a Crucible Metals’ (“Crucible”) facility, the Company’s excess insurance carrier notified the Company in December 2006 that it is contesting its obligation to provide coverage for the property damage. As discussed above, the Company purchases product liability insurance to cover claims of this nature. The Company believes the carrier’s position is without merit and has commenced a declaratory judgment action seeking a determination that the carrier is obligated to provide a full defense of the Company. The outcome of this case is uncertain, and an unfavorable outcome is reasonably possible. Accordingly, the Company has not provided any loss accrual related to this matter as of July 31, 2007. The unresolved claims relating to this incident total approximately $7 million.

In June 2007, the Company received a claim seeking the return of amounts paid by Collins and Aikman Corporation as preference payments. The Company intends to vigorously contest this claim; however, the ultimate outcome or likelihood of this specific claim cannot be determined at this time and an unfavorable outcome is reasonably possible.

Other Legal Proceedings—For matters other than Omax, Crucible, and Collins and Aikman described above, the Company does not believe these proceedings will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Other Commitments—Effective February 2, 2007 (the “Effective Date”), the Company and Stephen R. Light, the Company’s former President and Chief Executive Officer (the “former Executive”) entered into an Employment Agreement (the “Agreement”). The Agreement, entered into in connection with the former Executive’s retirement, amended and restated the employment agreement entered into by and between the Company and Mr. Light dated November 25, 2002, as amended on September 21, 2005.

The Agreement provided for a Period of Employment (“the Period of Employment”) that began on the Effective Date and ended on July 16, 2007. Subject to the terms and conditions of the Agreement, the former Executive is entitled to the following payments and benefits. For the period beginning on the Effective Date and ending on April 30, 2008, the Company will pay the former Executive a base salary at the rate of $550,000 per year. The former Executive is also eligible to receive a bonus under the Company’s annual incentive plan for fiscal year 2007, fiscal year 2008 and fiscal 2009 to the extent that he was employed by the Company during fiscal year 2008. The former Executive ceased to participate in the Company’s Long Term Incentive Plans commencing on the Effective Date. The former Executive is entitled to a cash severance payment payable in January 2008 of $4,475,250 (less applicable tax withholdings). The Agreement also provides for other benefits, such as a monthly financial planning allowance, a monthly cash allowance in lieu of provision of other perquisites, vacation accrual, and eligibility to participate in life insurance, health insurance, 401(k) and similar benefit plans of the Company.

The Company incurred $2.9 million in the first fiscal quarter of 2008 related to the Agreement. As of July 31, 2007, the total cost of $5.7 million associated with this Agreement, which was reduced by the reversal of $658,000 related to payments under the Long Term Incentive Plans in which the Executive ceased to participate in, has been fully recognized. See Note 4 for a detailed discussion of the Long Term Incentive Plans. $5.7 million related to this Agreement is included in Other Current Liabilities as of July 31, 2007 and is expected to be paid out within the current fiscal year.

Note 15—PIPE Transaction

In connection with a Private Investment in Public Equity Transaction (“PIPE Transaction”), the Company sold $65 million of stock and warrants to investors, the Company entered into a Registration Rights Agreement (“RRA”). Under the RRA, the Company is required to keep the registration statement on Form S-1 for the resale of common stock issued in PIPE and pursuant to warrants issued in the PIPE (“PIPE Securities”) effective and available for resale of PIPE Securities. The obligation exists until the earlier of five years, two years after the exercise of the warrants, or the resale of all PIPE Securities. The RRA originally provided that we would not have to pay penalties until the registration statement could not be used for resale for an aggregate total of 40 trading days. The registration statement became unavailable for use November 22, 2006. On January 24, 2007 (when the registration had not been available for resale for 40 trading days), the RRA was amended to increase the number of aggregate blackout days to 102. The post effective amendment filed on April 12, 2007 was declared effective by the SEC on April 18, 2007, leaving 2 aggregate trading days. The monthly penalty would be approximately $250,000. The Company will be obligated to file additional post-effective amendments in the future to include updating information and to reflect “fundamental changes,” if any, that may occur. Depending on the timing of the filing of the post-effective amendments and how long it takes the SEC to declare such post effective amendments effective the registration statement may not be available for resales for periods of time.

FLOW INTERNATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT:

Statements made in this quarterly report on Form 10-Q that are not historical facts are forward-looking statements that involve risks and uncertainties. Forward-looking statements typically are identified by the use of such terms as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “plan” and similar words, although some forward-looking statements are expressed differently. You should be aware that our actual results could differ materially from those contained in any forward-looking statement due to a number of factors, which include, but are not limited to the following: the special risk factors and uncertainties set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended April 30, 2007; our expectation of improved Aerospace revenue levels because of the timing shift of large follow on orders for large systems; our expectation of improved operating leverage in future quarters as a result of initiatives; our expectation that the extended credit line will provide us with liquidity that could be used to make acquisitions, fund the repurchase of shares, or pay dividends; our belief that the financial covenants in our credit facilities are achievable based on current financial forecasts and our belief that our existing cash, cash from operations, and credit facilities at July 31, 2007 are adequate to fund our operations for the next twelve months; our plan to continue capital spending on information technology and facilities and our expectation that the necessary funds will be generated internally; our position regarding our pending legal proceedings with Omax; our intent to contest Omax’s allegations and our belief that we will continue to spend considerable amounts on this contest; our continuing to increase the market awareness of waterjet technology through investments in marketing and tradeshow activity; our belief that waterjets are experiencing growing acceptance in the marketplace because of their flexibility and superior machine performance; our continuing to invest in direct sales and technical services staff adding new personnel to service potential and existing customers; our expectation of growth in sales to the aerospace industry in our fiscal year 2008; our expected new product development and enhancements; our belief that the improvements made in the Asia Waterjet management team, the increasing adoption of waterjet cutting technology across Asia and investments planned in sales and marketing to drive revenue growth over the next few years; our belief that we expect the Asia Waterjet segment to return to growth in fiscal 2008; our expectation of continued growth in western and central Europe from additional investments in sales and marketing; our plan to continue to repatriate earnings in the future; our expectation that “other legal proceedings” will not have a material adverse effect. Additional information on these and other factors that could affect our financial results is set forth below. Finally, there may be other factors not mentioned above or included in our SEC filings that may cause our actual results to differ materially from those in any forward-looking statement. You should not place undue reliance on these forward-looking statements. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments, except as required by federal securities laws.

Results of Operations

(Tabular amounts in thousands)

Sales. Our sales by segment for the periods noted below is summarized as follows:

	Three Months Ended July 31,
	2007	2006	Difference	%
Sales
North America Waterjet	$31,058	$31,509	$(451)	(1)%
Asia Waterjet	7,027	7,356	(329)	(4)%
Other International Waterjet	15,310	10,641	4,669	44%
Applications	5,271	3,904	1,367	35%

Total	$58,666	$53,410	$5,256	10%

The North America, Asia and Other International Waterjet segments primarily represent sales of our standard cutting and cleaning systems throughout the world, as well as sales of our custom designed systems to the Aerospace industry. For the three months ended July 31, 2007, revenue from our three Waterjet segments increased $3.9 million or 8% when compared to the prior year same period. Our waterjets are experiencing growing acceptance in the marketplace because of their flexibility and superior machine performance. We continue to invest in marketing to build market awareness for our products and we continue to add new direct sales and technical services staff to service new and existing customers. We expect that these investments along with the increasing adoption of waterjet technology to drive revenue growth over the next few years.

Excluding sales to the Aerospace industry, sales were up $9.3 million or 22% over the prior period on strength in standard systems sales driven by the increased adoption of waterjet technology and the positive market reception to the 87k high pressure pump. Sales to the Aerospace industry were down $5.4 million or 66% as compared to the prior year respective period. Sales to the Aerospace industry fluctuate quarter over quarter for various reasons such as the timing of the contract awards, timing of the project design and manufacturing schedule and finally shipment to the customers. We expect improved revenue levels in the following fiscal quarters because of the timing shift of large follow on orders for large systems.

For the three months ended July 31, 2007, our revenue in the Asia Waterjet segment decreased $329,000 or 4% from the prior year respective period. The lower level of sales was due to a slowdown in sales to the semiconductor industry partially offset by improved systems sales in other industries. Overall, systems sales in Asia have been impacted by the investigations completed in the third and fourth fiscal quarters of 2007. We expect the improvements made in the Asia Waterjet management team to return the segment to growth over the next few quarters.

Growth in the Other International Waterjet segment represents primarily sales into Europe and South America. Revenue in Europe increased by $4 million or 44% for the three months ended July 31, 2007 on strong demand for our shapecutting systems and spare parts which have also benefited from a stronger Euro versus the US Dollar. Sales in South America increased $702,000 or 44% for the three months ended July 31, 2007 compared to the prior year same period on higher standard shapecutting system sales and improved after market revenues.

Our Applications segment represents sales of our automation and robotic waterjet cutting systems as well as non-waterjet automation systems, which are sold primarily to the North American automotive industry. For the three months ended July 31, 2007, we reported a $1.4 million or 35% increase in revenue versus the prior year same period on increased contract awards. We continue to focus on increasing revenue from systems that integrate waterjet cutting technology and deemphasizing non-waterjet automation systems.

Systems vs. Spares. We also analyze our Waterjet revenues by looking at system sales and consumable sales as follows:

	Three Months Ended July 31,
	2007	2006	Difference	%
Sales
Systems	$42,693	$39,346	$3,347	9%
Consumable parts	15,973	14,064	1,909	14%

Total	$58,666	$53,410	$5,256	10%

Total systems sales increased $3.3 million or 9% for the three months ended July 31, 2007. Excluding sales in the Aerospace industry and the Applications segment, system sales increased 27% for the three months ended July 31, 2007. The increase in systems sales is due to the growing acceptance of our waterjets in the market place and the impact of new product development and enhancements recently introduced. Consumables revenues recorded an increase of $1.9 million or 14% for the three months ended July 31, 2007. Increases in spares sales resulted from a growing number of systems in service and improved parts availability as well as the use of Flowparts.com and Floweuropeparts.com, our easy-to-use internet order entry systems. Flowparts.com has been deployed in the U.S. for two years and Floweuropeparts.com was launched in Europe in July 2006.

Gross Margins. Our gross margin by segment for the periods noted below is summarized as follows:

	Three Months Ended July 31,
	2007	2006	Difference	%
Gross Margin
North America Waterjet	$13,244	$14,131	$(887)	(6)%
Asia Waterjet	3,172	4,466	(1,294)	(29)%
Other International Waterjet	6,373	3,989	2,384	60%
Applications	811	446	365	82%

Total	$23,600	$23,032	$568	2%

Our gross margin as a percent of sales by segment for the periods noted below is summarized as follows:

	Three Months Ended July 31,
	2007	2006
Gross Margin Percentage
North America Waterjet	43%	45%
Asia Waterjet	45%	61%
Other International Waterjet	42%	37%
Applications	15%	11%
Total	40%	43%

Gross margin for the three months ended July 31, 2007 amounted to $23.6 million or 40% of sales as compared to gross margin of $23 million or 43% of sales in the prior year same period. Margins in North America declined from the prior year due to a higher mix of systems sales versus consumable sales, higher material prices and warranty expense, and lower average margins on special systems. Margins in Asia declined due to product mix, including lower sales to the semiconductor industry. During the first quarter of fiscal 2008, the Company recorded an inventory write-down of $120,000 in its Asia waterjet segment to record inventory to its estimated market value. Generally, comparison of gross margin rates will vary period over period depending on the mix of sales, which includes special systems, standard systems and consumables. The gross margin improvement in our Other International Waterjet is attributable to strong product pricing, improved product mix, and the stronger Euro versus the US Dollar. Gross margin rates on our systems sales are typically less than 45% as opposed to consumables sales which are in excess of 50%. On average, standard systems which are included in the North America, Asia and Other International Waterjet segments carry higher margins than the custom engineered automation systems, which are included in the Applications segment. Our Applications segment recorded a $365,000 or 82% increase in gross margin for the three months ended July 31, 2007 due to improved pricing and contract management.

Sales and Marketing Expenses. Our sales and marketing expenses by segment for the periods noted below are summarized as follows:

	Three Months Ended July 31,
	2007	2006	Difference	%
Sales and Marketing
North America Waterjet	$5,621	$5,132	$489	10%
Asia Waterjet	1,270	1,219	51	4%
Other International Waterjet	3,102	2,651	451	17%
Applications	464	595	(131)	(22)%

Total	$10,457	$9,597	$860	9%

Sales and marketing expenses increased $860,000 or 9% for the three months ended July 31, 2007, as compared to the prior year same period. This expense growth in the North America and Asia stemmed from increased investment in sales and marketing staff. Higher costs in Other International segments were due to investment in staff and the impact of a stronger Euro versus US Dollar. We plan to continue to invest in sales and marketing to build waterjet technology awareness globally and to increase coverage of a growing base of existing and potential customers. Applications costs were lower due to bad debt reserves taken in the prior year same period, partially offset by investment in new sales personnel to focus on non-automotive applications. Expressed as a percentage of revenue, sales and marketing expenses were 18% for the three months ended July 31, 2007 and 2006.

Research and Engineering Expenses. Our research and engineering expenses by segment for the periods noted below are summarized as follows:

	Three Months Ended July 31,
	2007	2006	Difference	%
Research and Engineering
North America Waterjet	$1,969	$1,879	$90	5%
Asia Waterjet	101	219	(118)	(54)%
Other International Waterjet	120	119	1	1%
Applications	90	77	13	17%

Total	$2,280	$2,294	$(14)	(1)%

Research and engineering expenses decreased $14,000 or 1% for the three months ended July 31, 2007 as compared to the prior year same period. In North America, we added engineering resources to support product development, such as the rollout of the 87,000 psi pump across our product line. The reduction in Asia was due to the reduced product development cost for specialty systems. Expressed as a percentage of revenue, research and engineering expenses remained at 4% for the three months ended July 31, 2007 and 2006.

General and Administrative Expenses. Our general and administrative expenses by segment for the periods noted below are summarized as follows:

	Three Months Ended July 31,
	2007	2006	Difference	%
General and Administrative
North America Waterjet	$9,175	$4,542	$4,633	102%
Asia Waterjet	1,316	1,021	295	29%
Other International Waterjet	1,235	919	316	34%
Applications	690	538	152	28%

Total	$12,416	$7,020	$5,396	77%

General and administrative expenses increased $5.4 million or 77% for the three months ended July 31, 2007, as compared to the prior year same period. Expenses in the North America segment include North America waterjet division general and administrative expenses and all of our corporate overhead costs. The increase in North America waterjet division are mainly related to the current year cost of the former CEO’s contract amendment, increased staffing to support growth, and higher legal expenses related to patent litigation and corporate transactions and filings. We incurred $2.9 million in the first fiscal quarter of 2008 related to the amendment of the former CEO’s contract effective February 2, 2007. As of July 31, 2007, the total cost of $5.7 million related to this contract amendment has been fully recognized. Additionally, we incurred $420,000 of severance benefits related to initiatives to streamline the organizational structure of our Company. We expect these initiatives to improve our operating leverage in future quarters. Professional fees for legal expenses, consulting fees for assistance with Sarbanes-Oxley compliance testing, and audit fees were $2.5 million for the three months ended July 31, 2007, compared to $2.2 million for the three months ended July 31, 2006. The quarter ended July 31, 2007 includes the allocation of corporate management fees in total of $1.2 million from North America waterjet to the Company’s other operating segments. Prior periods have been recast to reflect this allocation in the prior fiscal year. Expressed as a percentage of revenue, general and administrative expenses were 21% for the three months ended July 31, 2007 compared to 13% for the prior year same period.

Operating Income (Loss). Our operating income (loss) by segment for the periods noted below are summarized as follows:

	Three Months Ended July 31,
	2007	2006	Difference	%
Operating Income (Loss)
North America Waterjet	$(3,521)	$2,578	$(6,099)	NM
Asia Waterjet	485	2,007	(1,522)	(76)%
Other International Waterjet	1,916	300	1,616	539%
Applications	(433)	(784)	351	45%

Total	$(1,553)	$4,121	$(5,674)	NM

NM	= Not Meaningful

Our operating loss for the three months ended July 31, 2007, was $1.6 million versus income of $4.1 million in the prior year same period. The reasons for the changes in operating profit by segment have been described in the paragraphs above addressing changes in sales, gross margin and operating expenses.

Interest Income, Interest Expense and Other Income (Expense), Net. Interest Income for the current fiscal quarter was $191,000 compared to $229,000 for the same period prior year. This decrease is related to lower average global cash balance during the current fiscal year when compared to the prior fiscal year. Interest Expense decreased to $83,000 for the three months ended July 31, 2007 compared to $135,000 in the prior year same period as a result of lower interest rates and lower average debt balance outstanding during the current fiscal year. During the three months ended July 31, 2007, we recorded Other Income, Net of $312,000 compared to Other Income, Net of $625,000 in the prior year same period. This change results from the fluctuation in realized and unrealized foreign exchange gains and losses as described in the table below, as well as $160,000 related to hedges and their termination which is included in Other during the three months ended July 31, 2006.

The following table shows the detail of Other Income (Expense), Net, in the Condensed Consolidated Statements of Operations:

	Three Months Ended July 31,
	2007	2006
Realized Foreign Exchange Gains (Losses), Net	$(58)	$38
Unrealized Foreign Exchange Gains (Losses), Net	377	843
Hedging Costs	—	(160)
Other	(7)	(96)

	$312	$625

Income Taxes. During the three months ended July 31, 2007, the foreign tax provision consists of current and deferred tax expense. The United States tax provision consists primarily of federal alternative minimum tax, state taxes, and accrued foreign withholding taxes. We are no longer permanently deferring undistributed earnings of certain foreign subsidiaries. In the first quarter of fiscal 2008, we repatriated $1.0 million from one foreign subsidiary and we plan to continue repatriating additional funds from these foreign subsidiaries in future.

We had no repatriation of earnings in the comparative prior period. During the three months ended July 31, 2007, after concluding that its German operations have achieved sustainable profitability, the Company reversed its valuation allowance against deferred tax assets in this jurisdiction, which resulted in a $1,330,000 tax benefit, or $.04 per basic and dilutive income per share.

We continue to assess our ability to realize all our net deferred tax assets. Recognizing the cumulative losses generated during the quarter ended July 31, 2007 and prior, we have determined it appropriate to continue to maintain a valuation allowance on our domestic net operating losses, certain foreign net operating losses and certain other deferred tax assets based on the expected reversal of both deferred tax assets and liabilities. The domestic net operating losses can be carried forward 20 years to offset domestic profits in future periods and expire between fiscal 2022 and fiscal 2026 if not used. Most of the foreign net operating losses can be carried forward indefinitely, with the certain amounts expiring between fiscal 2014 and 2017. We provided a full valuation allowance against the deferred tax assets associated with the losses recorded during fiscal 2007.

Discontinued Operations, Net of Tax. In October 2005, we sold our Avure Business. As discussed in Note 8 to the Condensed Consolidated Financial Statements in the first quarter of fiscal 2007, the Company recorded $726,000 as a Loss on Sale from Discontinued Operations due to the arbitrated resolution of the dispute between the Company and the purchaser of the Avure Business.

Net Income (loss). Our consolidated net income in the three months ended July 31, 2007 amounted to $377,000, or $.01 per basic and diluted income per share as compared to a net income of $3 million, or $.08 basic and diluted loss per share in the prior year same period.

Changes in Financial Condition and Cash Flows

Cash Flows

The following table summarizes our cash flows form operating, investing and financing activities for the periods noted below:

	Three Months Ended July 31,
	2007	2006
Total cash provided by (used in):
Operating activities	$919	$1,822
Investing activities	(706)	(945)
Financing activities	(5,366)	1,838
Effect of exchange rates on cash	376	54

Increase in cash and cash equivalents	$(4,777)	$2,769

Operating Activities

Cash used in operations before the effects of changes in operating accounts, primarily working capital, was $620,000 for the three months ended July 31, 2007 compared to $5.0 million of cash generated during the three months ended July 31, 2006. Although revenue for the three months ended July 31, 2007 increased over the prior year same period, higher cost of goods sold and the increases in operating expenses which are discussed above resulted in lower cash flow from operations in fiscal 2008 compared to fiscal 2007.

Changes in operating accounts resulted in a net $1.5 million generation of cash for the three months ended July 31, 2007 compared to $3.2 million use of cash for the three months ended July 31, 2006. The changes in operating assets and liabilities were primarily due to changes in accounts receivable, accounts payable, and accrued expenses as a result of higher net working capital to support growth combined with the timing of vendor payments.

Investing Activities

Net cash used in investing activities was $706,000 during the three months ended July 31, 2007 compared to $945,000 during the three months ended July 31, 2006. The change was primarily due to an increase in proceeds from the sale of property and equipment, and time deposits partially offset by moderately higher capital expenditures.

Financing Activities

Net cash used in financing activities was $5.4 million compared to net cash provided by financing activities of $1.8 million during the three months ended July 31, 2006. This change was mainly due to the repayment notes payable of $5.4 million during the first quarter of fiscal 2008 as well as a reduction of $1.9 million of net cash provided from the exercise of stock options during the three months ended July 31, 2007 when compared to the prior year same period.

Working Capital

Net receivables are comprised of trade accounts receivable and unbilled revenues. At July 31, 2007, the net receivables balance decreased $527,000 or 2% from April 30, 2007. The decrease in net receivables stemmed from the reduction in trade receivables of $1.2 million due to stronger collection efforts globally. Receivables days sales outstanding (including unbilled revenues) at July 31, 2007 decreased to 40 from 45 in the prior quarter. Unbilled revenue increased from $1.9 million at April 30, 2007 to $2.6 million at July 31, 2007 primarily due to larger amounts of aerospace contracts at later completion stages at April 30, 2007 versus July 31, 2007, as well as the progress made on various contracts commensurate with costs incurred. Our unbilled receivables relate to equipment and systems sales accounted for on a percentage of completion basis. Unbilled revenues fluctuate due to the scheduling of production and achievement of certain billing milestones. In general, receivables can be negatively affected by the traditionally longer payment cycle outside the United States and the timing of billings and payments on large special system orders. Because of the lead-time to build and deliver such equipment, ultimate collection of such accounts can be subject to changing customer business and economic conditions.

Inventories at July 31, 2007 increased $2 million or 7% from April 30, 2007. The increase in inventory is in response to our overall higher business volume as well as longer lead times quoted by our suppliers.

Liquidity and Capital Resources

At July 31, 2007, we had total cash of $33.4 million, of which approximately $23.7 million was held by divisions outside the United States. The repatriation of offshore cash balances from certain divisions will trigger tax liabilities. During the three months ended July 31, 2007, we repatriated $1.0 million from a foreign subsidiary and we plan to continue repatriating additional funds in future from this foreign subsidiary. We had no repatriation of earnings in the comparative prior period.

We have an outstanding seven-year collateralized long-term loan, expiring in 2011, in the amount of 145 million New Taiwanese Dollars (US$4.4 million at July 31, 2007) bearing interest at an annual rate of 3.49%. The loan is collateralized by our manufacturing facility in Taiwan. The balance of $3.1 million at July 31, 2007 is included in Term Loans Payable.

We also have four unsecured credit facilities in Taiwan with a commitment totaling $228 million New Taiwanese Dollars (US $6.9 million at July 31, 2007), bearing interest at rates ranging from 2.10% to 2.47% per annum. In April 2007, we borrowed $5.3 million against this facility for the repatriation of earnings. This amount was repaid in the first quarter of fiscal 2008. At July 31, 2007, all the credit facilities will mature within one year and the balance outstanding under these credit facilities amounts to US $1 million, which is shown under Notes Payable.

Our domestic senior credit agreement (“Credit Agreement”) is our primary source of external funding. Effective July 19, 2007, we entered into a Second Amendment (the “Amendment”) to our existing Credit Agreement, increasing our revolving line of credit from $30 million to $45 million and permitting the use of the line of credit for the repurchase of stock. This credit agreement expires July 8, 2008 and bears interest at the bank’s prime rate (5.23% at July 31, 2007) or is linked to LIBOR plus a percentage depending on our leverage ratios, at our option. The agreement sets forth specific financial covenants to be attained on a quarterly basis, which we believe, based on our financial forecasts, are achievable. At July 31, 2007, we had $43.5 million of domestic unused line of credit available, net of $1.5 million in outstanding letters of credit. The extended credit line is expected to provide us with liquidity that could be used to make acquisitions, fund the repurchase of shares, or pay dividends.

In July 2007, the Company announced the authorization by our Board of Directors for the repurchase of up to $45 million of our outstanding common shares. The purchases may be made, from time to time, in the open market or by privately negotiated transactions and will be funded from the Company’s existing cash and the extended credit line discussed above.

Our capital spending plans currently provide for outlays of approximately $8.0 million in fiscal 2008, primarily related to information technology spending and facility improvement. It is expected that funds necessary for these expenditures will be generated internally. Our capital spending for the three months ended July 31, 2007 and 2006 amounted to $1.4 million and $945,000, respectively.

We believe that our existing cash, cash from operations, and credit facilities at July 31, 2007 are adequate to fund our operations for at least the next twelve months.

Off-Balance Sheet Arrangements

We do not have any special purpose entities or off-balance sheet financing arrangements.

Contractual Obligations

During the three months ended July 31, 2007, there were no material changes outside the ordinary course of business in our contractual obligations and minimum commercial commitments as reported in our Annual Report on Form 10-K for the year ended April 30, 2007. As disclosed in Note 7, with the adoption of FIN 48, we have unrecognized tax benefits of $2.3 million associated with uncertain tax positions as of May 1, 2007. This potential liability may result in cash payments to tax authorities; however, we are not able to make reasonably reliable estimates of the period or amounts of cash settlements. For this reason, we have not included this potential liability in a table of contractual obligations and have not updated the table that was presented in our fiscal 2007 Form 10-K.

Critical Accounting Estimates and Judgments

There are no material changes in our critical accounting estimates as disclosed in our Annual Report on Form 10-K for the year ended April 30, 2007. With the adoption of FIN 48 as of May 1, 2007, the Company has added “Uncertain Tax Positions” as a critical accounting policy.

Uncertain Tax Positions

We account for uncertain tax positions in accordance with FIN 48. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income. See Note 7 to the unaudited condensed consolidated financial statements, “Income Taxes”, for additional detail on our uncertain tax positions.

Recently Issued Accounting Pronouncements

Please refer to Note 2 to the Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk during the three months ended July 31, 2007. For additional information, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations as presented in our Annual Report on Form 10-K for the year ended April 30, 2007.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of our principal executive officer and principal financial officer, or persons performing similar functions, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms relating to Flow International Corporation, including our consolidated subsidiaries, and was accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls

In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in our internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

At any time, the Company may be named as a defendant in legal proceedings. Please refer to Note 14 to the Condensed Consolidated Financial Statements for a discussion of the Company’s legal proceedings.

Item 1A.	Risk Factors

There are no material changes from the risk factors previously disclosed in Part I of Item 1A in our Annual Report on Form 10-K for the fiscal year ended April 30, 2007.

Items 2,	3, 4, and 5 are None and have been omitted.

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOW INTERNATIONAL CORPORATION

Date: September 10, 2007	/s/ CHARLES M. BROWN
Charles M. Brown President and Chief Executive Officer (Principal Executive Officer)

Date: September 10, 2007	/s/ DOUGLAS P. FLETCHER
Douglas P. Fletcher Chief Financial Officer (Principal Financial Officer)