Form 10-Q
period 2007-10-31
FLOW INTERNATIONAL CORP
filed 2007-12-06
CIK 713002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-12448

FLOW INTERNATIONAL CORPORATION

WASHINGTON (State or other jurisdiction of incorporation or organization)	91-1104842 (I.R.S. Employer Identification No.)
23500 — 64th Avenue South
Kent, Washington 98032
(253) 850-3500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.
“Indicated by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” In Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
As of November 30, 2007, there were 38,062,586 shares of common stock outstanding.

FLOW INTERNATIONAL CORPORATION

FLOW INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in thousands, except share amounts)

	October 31,	April 30,
	2007	2007
ASSETS:
Current Assets:
Cash and Cash Equivalents	$26,928	$38,146
Short-term Investments	—	750
Receivables, net	28,699	26,618
Inventories	30,988	26,635
Deferred Income Taxes	1,243	44
Other Current Assets	7,440	6,950

Total Current Assets	95,298	99,143
Property and Equipment, net	17,716	15,479
Intangible Assets, net	3,861	3,767
Goodwill	2,764	2,764
Deferred Income Taxes	256	305
Other Assets	385	682

	$120,280	$122,140

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Notes Payable	$1,049	$6,366
Current Portion of Long-Term Obligations	837	822
Accounts Payable	18,166	17,545
Accrued Payroll and Related Liabilities	7,276	6,291
Taxes Payable and Other Accrued Taxes	2,644	2,066
Deferred Income Taxes	260	1,627
Deferred Revenue	4,943	3,559
Customer Deposits	4,926	6,499
Other Accrued Liabilities	13,000	12,233

Total Current Liabilities	53,101	57,008
Long-Term Obligations, net	2,459	2,779
Other Long-Term Liabilities	1,175	573

	56,735	60,360

Commitments and Contingencies (Note 14)
Shareholders’ Equity:
Series A 8% Convertible Preferred Stock—$.01 par value, 1,000,000 shares authorized, none issued	—	—
Common Stock—$.01 par value, 49,000,000 shares authorized, 37,328,946 and 37,268,037 shares issued and outstanding at October 31, 2007 and April 30, 2007, respectively	368	367
Capital in Excess of Par	137,274	139,115
Accumulated Deficit	(66,617)	(68,747)
Accumulated Other Comprehensive Loss:
Defined Benefit Plan Obligation, net of income tax of $67 and $67	(201)	(201)
Cumulative Translation Adjustment, net of income tax of $221 and $0	(7,279)	(8,754)

Total Shareholders’ Equity	63,545	61,780

	$120,280	$122,140

See Accompanying Notes to
Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2007	2006	2007	2006
Sales	$59,174	$54,404	$117,840	$107,814
Cost of Sales	34,739	30,792	69,805	61,171

Gross Margin	24,435	23,612	48,035	46,643

Expenses:
Sales and Marketing	10,983	10,563	21,440	20,160
Research and Engineering	2,145	2,339	4,425	4,633
General and Administrative	7,275	8,982	19,691	16,002

	20,403	21,884	45,556	40,795

Operating Income	4,032	1,728	2,479	5,848
Interest Income	251	153	442	382
Interest Expense	(95)	(46)	(177)	(181)
Other Income (Expense), Net	(579)	399	(267)	1,025

Income Before Provision for Income Taxes	3,609	2,234	2,477	7,074
Provision/Benefit for Income Taxes	(1,314)	(492)	196	(1,564)

Income From Continuing Operations	2,295	1,742	2,673	5,510
Loss on Sale of Discontinued Operations, Net of Income Tax of $0	—	—	—	(726)

Net Income	$2,295	$1,742	$2,673	$4,784

Basic Income Per Share:
Income From Continuing Operations	$0.06	$0.05	$0.07	$0.15
Loss From Discontinued Operations	—	—	—	(0.02)

Net Income	$0.06	$0.05	$0.07	$0.13

Diluted Income Per Share:
Income From Continuing Operations	$0.06	$0.05	$0.07	$0.15
Loss From Discontinued Operations	—	—	—	(0.02)

Net Income	$0.06	$0.05	$0.07	$0.13

Weighted Average Shares Used in Computing Basic and Diluted Income (Loss) Per Share:
Basic	37,326	37,194	37,314	37,134
Diluted	37,511	37,879	37,540	37,887
See Accompanying Notes to
Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Six Months Ended
	October 31,
	2007	2006
Cash Flows from Operating Activities:
Net Income	$2,673	$4,784
Adjustments to Reconcile Net Income to Cash Used in Operating Activities:
Depreciation and Amortization	1,780	1,413
Unrealized Foreign Currency (Gains), net	(905)	(1,690)
Incentive Stock Compensation Expense	1,101	1,405
Repurchase of Warrants	629	—
Loss on Sale of Discontinued Operations	—	726
Deferred Income Taxes	(1,618)	330
Other	892	403
Changes in Operating Assets and Liabilities:
Receivables	(1,172)	6,180
Inventories	(3,804)	(5,737)
Prepaid Expenses	500	1,321
Other Operating Assets	(255)	236
Accounts Payable	(848)	(5,573)
Deferred Revenue	1,216	(3,661)
Customer Deposits	(1,788)	(2,175)
Other Operating Liabilities	(104)	(1,427)

Cash Used in Operating Activities	(1,703)	(3,465)

Cash Flows From Investing Activities:
Expenditures for Property and Equipment and Intangible Assets	(2,541)	(2,561)
Proceeds from Sale of Short-term Investments	650	—
Proceeds from Sale of Property and Equipment	219	—
Proceeds from Sale of Avure Business	—	990
Settlement on Sale of Avure Business	—	(985)
Restricted Cash	—	(125)

Cash Used in Investing Activities	(1,672)	(2,681)

Cash Flows from Financing Activities:
Repayments Under Notes Payable	(5,857)	(1)
Borrowings Under Notes Payable	457	—
Payments of Long-Term Obligations	(391)	(499)
Proceeds from Exercise of Stock Options	424	2,498
Payment for Warrant Repurchase	(3,006)	—

Cash Provided by (Used in) Financing Activities	(8,373)	1,998

Effect of Changes in Exchange Rates	530	610
Decrease in Cash And Cash Equivalents	(11,218)	(3,538)
Cash and Cash Equivalents at Beginning of Period	38,146	36,186

Cash and Cash Equivalents at End of Period	$26,928	$32,648

Supplemental Disclosures of Noncash Investing and Financing Activities
Operating Assets transferred to Property and Equipment	$417	$—
Accounts Payable incurred to acquire Property and Equipment, and Intangible Assets	1,208	871
Non-monetary exchange of assets	—	250
Issuance of compensatory common stock on executive incentive compensation plan	—	884
See Accompanying Notes to
Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(unaudited, in thousands)

					Accumulated
	Common Stock		Capital		Other	Total
		Par	In Excess	Accumulated	Comprehensive	Shareholders’
	Shares	Value	of Par	Deficit	Loss	Equity
Balances, April 30, 2007	37,268	$367	$139,115	$(68,747)	$(8,955)	$61,780
Components of Comprehensive Income:
Net Income				2,673		2,673
Cumulative Translation Adjustment, Net of Income Tax of $288					1,475	1,475

Total Comprehensive Income						4,148

Cumulative effect upon adoption of FIN 48 (Note 7)				(543)		(543)
Exercise of Options	41	1	423			424
Repurchase of Warrants (Note 15)			(2,377)			(2,377)
Stock Compensation	20	0	113			113

Balances, October 31, 2007	37,329	$368	$137,274	$(66,617)	$(7,480)	$63,545

Balances, April 30, 2006	36,943	$364	$137,192	$(72,417)	$(7,999)	$57,140
Cumulative effect of the adoption of FAS 123R			(313)			(313)
Components of Comprehensive Income:
Net Income				4,784		4,784
Reclassification Adjustment for Settlement of Cash Flow Hedges, net of income tax of $0					273	273
Cumulative Translation Adjustment, Net of Income Tax of $0					(1,184)	(1,184)

Total Comprehensive Income						3,873

Exercise of Options	151	2	1,410			1,412
Stock Compensation	131	1	1,822			1,823

Balances, October 31, 2006	37,225	$367	$140,111	$(67,633)	$(8,910)	$63,935

See Accompanying Notes to
Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All tabular dollar amounts in thousands, except per share amounts)
(Unaudited)
Note 1—Basis of Presentation
     In the opinion of the management of Flow International Corporation (the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring items and accruals necessary to fairly present the financial position, results of operations and cash flows of the Company. The financial information as of April 30, 2007 is derived from the Company’s audited consolidated financial statements and notes for the fiscal year ended April 30, 2007 included in Item 8 in the fiscal 2007 Annual Report on Form 10-K (“10-K”). These interim financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, and should be read in conjunction with the Company’s fiscal 2007 Form 10-K. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company’s financial statements. Actual results may differ from these estimates. Operating results for the three and six months ended October 31, 2007 may not be indicative of future results.
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

     Effective September 2007, the Company’s Application segment ceased the pursuit of sales of non-waterjet automation systems and will focus on increasing revenue from systems that integrate waterjet cutting technology.
     A summary of operations by reportable segment is as follows:

	North		Other		Inter-
	America	Asia	International		segment
	Waterjet	Waterjet	Waterjet	Applications	Eliminations	Total
Three Months Ended October 31, 2007
External sales	$32,276	$5,721	$16,083	$5,094	$—	$59,174

Inter-segment sales	14,705	259	849	233	(16,046)	—

Gross margin **	14,567	2,654	7,182	463	(431)	24,435

Operating income (loss) *	1,752	111	2,848	(1,110)	431	4,032

Six Months Ended October 31, 2007
External sales	$63,334	$12,748	$31,393	$10,365	$—	$117,840

Inter-segment sales	31,416	854	1,735	590	(34,595)	—

Gross margin **	27,978	5,826	13,555	1,274	(598)	48,035

Operating income (loss) *	(1,937)	597	4,764	(1,543)	598	2,479

Three Months Ended October 31, 2006
External sales	$30,079	$8,133	$11,943	$4,249	$—	$54,404

Inter-segment sales	6,028	337	26	168	(6,559)	—

Gross margin	13,800	4,472	4,807	533	—	23,612

Operating income (loss) *	796	388	998	(454)	—	1,728

Six Months Ended October 31, 2006
External sales	$61,588	$15,489	$22,584	$8,153	$—	$107,814

Inter-segment sales	11,421	644	71	184	(12,320)	—

Gross margin	28,132	8,938	8,796	979	(202)	46,643

Operating income (loss) *	3,573	2,395	1,298	(1,216)	(202)	5,848

*	The three and six months ended October 31, 2007 include the allocation of corporate management fees in total of $1.2 million and $2.4 million, respectively from North America Waterjet to the Company’s other operating segments which is part of the reports evaluated by the chief operating decision maker. Prior periods have been recast to reflect this methodology.

**	Effective August 1, 2007, the Company updated its intercompany transfer pricing policy. The intercompany transfer pricing changes have no effect on our consolidated operating results.
     A summary reconciliation of total segment operating income to total consolidated income from continuing operations before provision for income taxes is as follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2007	2006	2007	2006
Operating income for reportable segments	$4,032	$1,728	$2,479	$5,848
Interest income	251	153	442	382
Interest expense	(95)	(46)	(177)	(181)
Other income (expense), net	(579)	399	(267)	1,025

Income before provision for income taxes	$3,609	$2,234	$2,477	$7,074

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
     The following tables summarize the stock option activities for the six months ended October 31, 2007:

		Weighted-		Weighted-
		Average	Aggregate	Average
	Number of	Exercise	Intrinsic	Remaining
	Options	Price	Value	Contractual Term (Years)
Outstanding at April 30, 2007	1,063,404	$8.99	$2,819,601	3.61
Granted during the period	200,000	11.40
Exercised during the period	(41,200)	10.27
Expired or forfeited during the period	(149,850)	10.54

Outstanding at October 31, 2007	1,072,354	$9.17	$1,034,711	4.46

Exercisable at October 31, 2007	872,354	$8.66	$1,034,711	3.25
Vested or expected to vest at October 31, 2007	872,354	8.66	1,034,711	3.25

	Six Months Ended October 31,
	2007	2006
Weighted average grant-date fair value of stock options granted	$6.90	$4.76
Total intrinsic value of options exercised	$105	$674
Total fair value of options vested	$—	$55
Cash received from exercise of share options	$424	$1,412
Tax benefit realized from stock options exercised	$—	$—
     For the six months ended October 31, 2007, the Company recognized compensation expense related to stock options of $0, net of a reversal of $101,000 related to prior year stock options whose performance criteria were not met. $106,000 or $0.00 per basic and diluted share was recognized in the prior year comparative period. As of October 31, 2007, total unrecognized compensation cost related to nonvested stock options was $1.3 million.
     For the six months ended October 31, 2007 and 2006, the weighted-average fair values at the date of grant for options granted were estimated using the Black-Scholes option-pricing model, based on the following assumptions: (i) no expected dividend yields; (ii) expected volatility rates of 62.02% and 61.90% based on historical volatility of our stock price; and (iii) expected lives of six and two years based on historical experience. The risk-free interest rate applied was 4.98% and 4.97%, respectively, based on U.S Treasury constant maturity interest rate whose term is consistent with the expected life of the Company’s stock options.
     Service-Based Stock Awards
     The Company grants common stock or stock units to employees and directors of the Company with service conditions. The compensation cost of the common stock or stock units are based on their fair value at the grant date and recognized ratably over the service period.
     The following table summarizes the service-based stock award activities for the six months ended October 31, 2007:

	Six Months Ended October 31, 2007
		Weighted-
		Average
	Number of	Grant-date Fair
	Shares	Value
Nonvested at April 30, 2007	72,533	$9.33
Granted during the period	16,000	12.72
Forfeited during the period	(5,600)	12.99
Vested during the period	(26,434)	6.81

Nonvested at October 31, 2007	56,499	$10.94

     For the six months ended October 31, 2007 and 2006, the Company recognized compensation expense related to service-based stock awards of $312,000 and $317,000, respectively. As of October 31, 2007, total unrecognized compensation cost related to such awards of $699,000 is expected to be recognized over a weighted average period of 2.21 years.
      Performance-Based Stock Awards
     In fiscal 2006 and 2007, the Company adopted Long-Term Incentive Plans (the “LTIPs”) under which the executive officers are to receive stock awards based on the Company’s performance measures over three-year performance periods. These plans were adopted annually with different performance targets. Awards will vary based on the degree to which the Company’s performance meets or exceeds predetermined thresholds at the end of the performance period. No payout will occur unless the Company exceeds certain minimum threshold performance objectives. Compensation expense is based upon current performance projections for the three-year period and the percentage of the requisite service that has been rendered. Compensation cost for the unvested portion of the LTIP awards is based on their grant-date fair value. The LTIPs permit employees to elect to net-settle a portion of the award paid in stock to meet the employee’s share of minimum withholding requirements, which the Company accounted for as a liability prior to adopting FAS 123R. FAS 123R allows such awards with net-settlement features for the employee’s share of minimum withholding requirements to be accounted for as equity, as such, a cumulative effect of $377,000 was recognized upon adoption of FAS 123R to record the amounts previously recorded as liabilities in capital in excess of par.

     The following table summarizes the LTIPs activities for the six months ended October 31, 2007:

	Six Months ended October 31, 2007
		Weighted-
		Average
	Number of	Grant-date Fair
	Shares	Value
Nonvested at April 30, 2007	181,500	$10.71
Granted during the period	—	—
Forfeited during the period	(38,000)	10.51
Vested during the period	—	—

Nonvested at October 31, 2007	143,500	$10.76

     For the six months ended October 31, 2007 and 2006, the Company recognized compensation expense related to LTIPs of $0 and $390,000, respectively. The amount recorded in fiscal 2007 was subsequently reversed in the fourth quarter of fiscal 2007 because the performance objectives were no longer deemed probable.
     Under an annual incentive plan adopted in fiscal 2007, the Company granted executives and certain employees’ annual bonuses in the form of cash and/or common stock of the Company. Awards were based on the Company’s performance and individual goals and were usually granted following the conclusion of the Company’s fiscal year end. The shares of the common stock to be issued were not known at the grant date and the amount of the stock was equivalent to a fixed monetary amount. These awards were recorded as liability awards under FAS 123R in the prior fiscal year. For the six months ended October 31, 2006, the Company recognized compensation expense related to the annual incentive plan of $232,000.
Note 5—Restructuring
     The restructuring reserve balance included in Other Accrued Liabilities is comprised of facility exit costs for all segments which consist of long-term lease commitments, net of expected sublease income for restructuring initiatives completed in fiscal 2006 and prior fiscal years.
     The following table summarizes accrued restructuring activity, all incurred as facility exit costs:

	North	Other
	America Waterjet	International Waterjet	Applications	Consolidated
Balance, April 30, 2007	$31	$136	$320	$487
Cash payments	(18)	(8)	(242)	(268)
Other	—	38	—	38

Balance, October 31, 2007	$13	$166	$78	$257

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
     The following table shows the detail of Other Income (Expense), Net, in the accompanying Condensed Consolidated Statements of Operations:

	Three Months		Six Months
	Ended October 31,		Ended October 31,
	2007	2006	2007	2006
Realized Foreign Exchange Losses, Net	$(423)	$(382)	$(481)	$(343)
Unrealized Foreign Exchange Gains, Net	528	848	905	1,690
Premium on Repurchase of Warrants	(629)	—	(629)	—
Hedging Costs	—	(46)	—	(206)
Other	(55)	(21)	(62)	(116)

	$(579)	$399	$(267)	$1,025

     The Company repurchased 403,300 warrants from certain funds managed or advised by Third Point LLC for an aggregate purchase price of $3 million. The cash paid in excess of the fair market value of those warrants on the repurchase date of $629,000 was recorded as an Other Expense in the current fiscal quarter. See Note 15 for a detailed discussion of this transaction.
     There was no expense related to hedging costs for the three and six months ended October 31, 2007. For the six months ended October 31, 2006, the Company recorded an expense of $206,000 related to hedging costs recorded during the first and second quarters of fiscal 2007. The Company uses derivative instruments to manage exposures to foreign currency risks and records the hedge transactions in accordance with Statement of Financial Accounting Standards No. 133 (“FAS 133”), “Accounting for Derivative Instruments and Hedging Activities”.
Note 7—Income Taxes
     The Company adopted the provisions of FIN 48 effective May 1, 2007 and has analyzed its filing positions in all of the federal, state, and international jurisdictions where it or its wholly-owned subsidiaries are required to file income tax returns for all open tax years in these jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002. Furthermore, no open tax years are currently under audit, and as of October 31, 2007, no significant adjustments have been proposed relative to the Company’s tax positions.
     The adoption of FIN 48 resulted in a $543,000 increase in the Company’s liability for unrecognized tax benefits, which was accounted for as a reduction to the May 1, 2007 retained earnings balance. As of May 1, 2007, the balance of unrecognized tax benefits was $2.3 million, which, if recognized, would reduce the Company’s effective tax rate. On August 14, 2007, Germany’s President signed the Corporate Tax Reform Act 2008, which among other changes, reduced the statutory corporate income tax and trade tax rates in Germany. Under U. S. GAAP, the Company is required to remeasure its unrecognized tax benefits, based on the provisions of the enacted tax law in the period that includes the enactment date. Therefore, as of October 31, 2007, the Company’s unrecognized tax benefits were reduced to $2 million. In accordance with FIN 48, the Company has recognized immaterial interest related to unrecognized tax benefits as a component of interest expense. The Company does not expect that unrecognized tax benefits will significantly change within the next twelve months.
     For the three and six months ended October 31, 2007, the foreign tax provision consists of current and deferred tax expense. The United States tax provision consists primarily of state taxes and accrued foreign withholding taxes. During the first quarter of fiscal 2008, after concluding that its German operations had achieved sustainable profitability, the Company reversed its valuation allowance against deferred tax assets in this jurisdiction, which resulted in a $1,160,000 tax benefit, or $.03 per basic and dilutive income per share, as a reduction in the deferred tax asset valuation allowance.
     The Company continues to provide a full valuation allowance against its net operating losses and other net deferred tax assets, arising in certain tax jurisdictions, mainly the United States and Canada, because the realization of such assets is not more likely than not. For the three and six months ended October 31, 2007, the valuation allowance decreased by $0.4 million and $0.9 million, respectively. The change is mainly attributable to an increase in net operating losses in the United States and Canada, and the reversal of the valuation allowance in Germany. The domestic net operating losses can be carried forward 20 years to offset domestic profits in future periods and expire between fiscal 2022 and fiscal 2026 if not used. Most of the foreign net operating losses can be carried forward indefinitely, with certain amounts expiring between fiscal 2014 and 2017. The Company provided a full valuation allowance against the deferred tax assets associated with the losses recorded during fiscal 2007.

     The Company is permanently deferring undistributed earnings in its foreign subsidiaries with the exception of its subsidiaries in Taiwan, Japan, and Switzerland. During the first two quarters of fiscal 2008, the Company repatriated $6.1 million, net of tax of $885,000 from two foreign subsidiaries and the Company plans to continue repatriating additional funds from these foreign subsidiaries in the future. There was no repatriation of earnings in the comparative prior period.
Note 8—Discontinued Operations
     On October 31, 2005, the Company completed the sale of certain of its non-core businesses as a result of the strategy to divest itself of operations that did not rely upon its core ultra-high-pressure water pump business (the “Avure Business”). The consideration included cash of $6 million (less a working capital adjustment of $951,000) which was received on November 1, 2005, and a promissory note of $8 million payable 90 days after closing at a simple interest rate of 10% per annum. In addition, the Company received a promissory note of $2 million payable at 3 years after closing at a simple interest rate of 6% per annum. The $2 million promissory note was reduced by 50% of the pension balance of the International Press segment as of October 31, 2005 or $687,500.
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
     On August 16, 2006, the Company received notice from the arbitrator to whom the dispute had been referred regarding the resolution of its outstanding dispute with the Purchaser. Although the Company did not agree with all the findings of the arbitrator, the decision by the arbitrator constituted a final resolution of all disputes between the Purchaser and the Company regarding the calculation of net working capital. The adjustment amounted to $1,026,000 (including interest and arbitration fees), of which $300,000 was previously accrued as a liability. The net amount of $726,000 was recorded as Loss on Sale from Discontinued Operations in the first quarter of fiscal 2007. The Company delivered payment to the Purchaser on August 21, 2006.
     As of October 31, 2007, the promissory note balance of $311,000, which includes interest of $95,000, is included in Other Current Assets.
Note 9—Basic and Diluted Income per Share
     Basic income per share represents income available to common shareholders divided by the weighted average number of shares outstanding during the period. Diluted income per share represents income available to common shareholders divided by the weighted average number of shares outstanding including the potentially dilutive impact of stock options and warrants, where appropriate. Potential common share equivalents of stock options and warrants are computed by the treasury stock method and are included in the denominator for computation of earnings per share if such equivalents are dilutive.
     The following table sets forth the computation of basic and diluted income from continuing operations per share for the three and six months ended October 31, 2007 and 2006:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2007	2006	2007	2006
Numerator:
Income from continuing operations	$2,295	$1,742	$2,673	$5,510
Denominator:
Denominator for basic income (loss) per share—weighted average shares outstanding	37,326	37,194	37,314	37,134
Dilutive potential common shares from employee stock options	128	336	169	398
Dilutive potential common shares from warrants	—	275	—	281
Dilutive potential common shares from service and performance based stock awards	57	74	57	74

Denominator for diluted income—weighted average shares outstanding and assumed conversions	37,511	37,879	37,540	37,887

Basic and diluted income (loss) from continuing operations per share	$0.06	$0.05	$0.07	$0.15

     Employee stock options representing 796,860 and 520,625 shares have been excluded from the diluted weighted average share denominator for the three and six months ended October 31, 2007, respectively as their effect would be anti-dilutive. Employee stock options representing 21,250 shares were excluded from the diluted weighted average share denominator for the three and six months ended October 31, 2006 as their effect would have been anti-dilutive.
Note 10—Receivables, Net
     Receivables, Net consist of the following:

	October 31, 2007	April 30, 2007
Trade Accounts Receivable	$28,910	$27,573
Unbilled Revenues	3,198	1,929

	32,108	29,502
Less: Allowance for Doubtful Accounts	3,409	2,884

	$28,699	$26,618

Note 11—Inventories
     Inventories are stated at the lower of cost (determined by using the first-in first-out or average cost method) or market. Costs included in inventories consist of materials, labor and manufacturing overhead, which are related to the purchase or production of inventories. Write-downs, when required, are made to reduce excess inventories to their estimated net realizable values. Such estimates are based on assumptions regarding future demand and market conditions. If actual conditions become less favorable than the assumptions used, an additional inventory write-down may be required. Inventories at October 31, 2007 and April 30, 2007 consisted of the following:

	October 31, 2007	April 30, 2007
Raw Materials and Parts	$20,023	$15,610
Work in Process	3,057	2,765
Finished Goods	7,908	8,260

	$30,988	$26,635

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
     Included in Other Accrued Liabilities as of October 31, 2007 is $2.8 million related to warranty obligations. The following table shows the fiscal 2008 year-to-date activity for the Company’s warranty obligations:

Accrued warranty balance as of April 30, 2007	$2,405
Accruals for warranties	1,762
Warranty costs incurred	(1,409)

Accrued warranty balance as of October 31, 2007	$2,758

Note 13—Long-Term Obligations and Notes Payable
     Long-term obligations and notes payable are as follows:

	October 31, 2007	April 30, 2007
Term Loans Payable	$3,296	$3,601
Less Current Portion	(837)	(822)

	$2,459	$2,779

Notes Payable	$1,049	$6,366

     On July 19, 2007, the Company entered into a Second Amendment (the “Amendment”) to its Credit Agreement, increasing its revolving line of credit from $30 million to $45 million and permitting the use of the line of credit for the repurchase of stock. This line of credit has a maturity date of July 8, 2008 and is collateralized by a general lien on all of the Company’s assets. Certain subsidiaries guaranteed the Company’s line of credit under the Agreement. Interest rates under the Agreement are at LIBOR plus a percentage depending on the Company’s leverage ratio (“financial covenants”) or at the Bank of America’s prime rate in effect from time to time, at the Company’s option. LIBOR and prime rate at October 31, 2007 were 5.41% and 7.50%, respectively. The Company also pays an annual letter of credit fee equal to 1.25% of the amount available to be drawn under each outstanding letter of credit. The annual letter of credit fee is payable quarterly in arrears and varies depending on the Company’s leverage ratio. In addition, the Agreement includes a subjective acceleration clause which permits the lenders to demand payment in the event of a material adverse change. As of October 31, 2007, the Company had $43.1 million of domestic unused line of credit available, net of $1.9 million in outstanding letters of credit. The Company was in compliance with all financial covenants as of October 31, 2007.
     The Company also has capital leases for office equipment on which it owes outstanding principal of $171,000. This total amount is shown under Term Loans Payable as of October 31, 2007, of which $56,000 is current.
     The Company has outstanding a seven-year collateralized long-term loan, expiring in 2011, whose original principal amount was 145 million New Taiwanese Dollars, bearing interest at the current annual rate of 3.49%. The loan is collateralized by the Company’s manufacturing facility in Taiwan. The outstanding balance of US $3.1 million at October 31, 2007 is included in Term Loans Payable, of which $781,000 is current.
     The Company also has four unsecured credit facilities in Taiwan with a commitment totaling $228 million New Taiwanese Dollars (US $7 million at October 31, 2007), bearing interest at rates ranging from 2.48% to 2.51% per annum. At October 31, 2007, all the credit facilities will mature within one year and the balance outstanding under these credit facilities amounts to US $1 million, which is shown under Notes Payable.
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
     Omax Corporation (“Omax”) filed suit against the Company on November 18, 2004. The case, Omax Corporation v. Flow International Corporation, United States District Court, Western Division at Seattle, Case No. CV04-2334, was filed in federal court in Seattle, Washington. The suit alleges that the Company’s products infringe Omax’s Patent Nos. 5,508,596 entitled “Motion Control with Precomputation” and 5,892,345 entitled “Motion Control for Quality in Jet Cutting.” The suit also seeks to have the Company’s Patent No. 6,766,216 entitled “Method and System for Automated Software Control of Waterjet Orientation Parameters” declared invalid, unenforceable and not infringed. The Company has brought claims against Omax alleging certain of their products infringe its Patent No. 6,766,216. Omax manufactures waterjet equipment that competes with the Company’s equipment. Both Omax’s and the Company’s patents are directed at the software that controls operation of the waterjet equipment. Although the Omax suit seeks damages of over $100 million, the Company believes Omax’s claims are without merit, and the Company intends not only to contest Omax’s allegations of infringement but also to vigorously pursue its claims against Omax with regard to its own patent. The outcome of this case is uncertain, and an unfavorable outcome is reasonably possible. The Company has not provided any loss accrual related to the Omax lawsuit as of October 31, 2007. The Company has spent, and expects to continue to spend, considerable amounts on this case except as discussed in Note 16.
     In litigation arising out of a June 2002 incident at a Crucible Metals’ (“Crucible”) facility, the Company’s excess insurance carrier had notified the Company in December 2006 that it was contesting its obligation to provide coverage for the property damage. The Company believed the carrier’s position was without merit and commenced a declaratory judgment action seeking a determination that the carrier is obligated to provide a full defense of the Company which was previously disclosed in the Company’s Annual Report on Form 10-K for the year ended April 30, 2007. The carrier agreed to provide the Company a defense in the second quarter of fiscal 2008.

     In June 2007, the Company received a claim seeking the return of amounts paid by Collins and Aikman Corporation, a customer, as preference payments. The Company intends to vigorously contest this claim; however, the ultimate outcome or likelihood of this specific claim cannot be determined at this time and an unfavorable outcome is reasonably possible.
     Other Legal Proceedings—For matters other than Omax and Collins and Aikman described above, the Company does not believe these proceedings will have a material adverse effect on its consolidated financial position, results of operations or cash flows.
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
     The Company incurred $2.9 million in the first fiscal quarter of 2008 related to this Agreement. The total cost of $5.7 million associated with this Agreement, of which $2.8 million was recognized in the fourth quarter of fiscal 2007, has been fully recognized as of October 31, 2007. $5.7 million related to this Agreement is included in Other Current Liabilities as of October 31, 2007 and is expected to be paid out within the current fiscal year.
Note 15—Warrant Repurchase
     On October 25, 2007, in a privately negotiated transaction, the Company purchased from certain funds managed or advised by Third Point LLC (collectively, “Third Point”) outstanding warrants that gave Third Point the right until March of 2010 to purchase 403,300 of the Company’s common stock at an exercise price of $4.07 per share (the “Warrants”). Third Point purchased the Warrants, together with shares of commons stock, in the Company’s March 2005 Private Investment Public Equity transaction (the “PIPE Transaction”). The Warrants were repurchased from Third Point in connection with the Company’s previously announced program to repurchase up to $45 million of the Company’s securities. The Warrants were repurchased at a price of $7.43 per Warrant for an aggregate purchase price of $3 million. In accordance with FASB Technical Bulletin (“FTB”) No. 85-6, the total fair value of the repurchased warrants of $2.4 million was accounted for as the cost of the warrants and was included as a reduction to capital in excess of par within the Company’s total stockholders’ equity at October 31, 2007. The cash paid in excess of the fair market value of those warrants of $629,000 was charged against income as Other Expense during the current fiscal quarter. The total fair value of the warrants was estimated using the Black-Scholes pricing model, based on the following assumptions: (i) no expected dividend yields; (ii) expected volatility rate of 60%; and (iii) an expected life of 28 months based on the remaining contractual life of the Warrants. The risk-free interest rate applied was 4.12% based on U.S Treasury constant maturity interest rate whose term is consistent with the expected life of the Company’s stock options.
     Third Point was the last holder of warrants issued in the PIPE Transaction; all other warrants had been converted. Under the terms of the PIPE Transaction, the Company was obligated to file and keep effective a registration statement on Form S-1 for the resale of the shares issued in the PIPE Transaction as well as the shares issuable upon exercise of the Warrants until February 22, 2011. Failure to keep the registration statement continuously effective would have resulted in penalties of approximately $250,000 per month. With the repurchase of the Warrants, the Company will now no longer be obligated to keep the registration statement effective.

Note 16 — Subsequent Events
     On December 4, 2007, the Company entered into an Option Agreement (the “Option Agreement”) with Omax Corporation (“Omax”). Omax is a leading provider of precision-engineered, computer-controlled, two-axis abrasivejet systems for use in the general machine shop environment.
     Under the Option Agreement, Omax agreed to an Exclusivity Period (defined below) during which the Company and Omax intend to complete negotiations and to agree on the acquisition of 100% of the outstanding capital stock of Omax by the Company, under the terms and conditions set forth in the Option Agreement, including the negotiation of mutually acceptable definitive agreements and the approval of the shareholders of Omax (the “Proposed Acquisition”). The Company paid into escrow $6 million on signing the Option Agreement (“Option Escrow”).
     The Option Agreement provides that the Company shall pay an additional $3 million into the Option Escrow on the termination of the Hart-Scott-Rodino (“HSR”) waiting period and execution of the definitive agreements relating to the Proposed Acquisition.
     The Option Agreement establishes that the Definitive Agreements will provide for the following payments by the Company, subject to indemnification escrows as described below:
•	At Closing, $66,000,000 plus the funds in the Option Escrow to be paid in cash, minus amounts to be paid by the Company at Closing in satisfaction of certain litigation fees of Omax, if any, and less amounts to be placed into an employee retention pool, described below;

•	At Closing, 3.75 million shares of Company common stock, or if the Closing Share Price (defined as the average daily closing price of the Company common stock during the ten trading day period prior to Closing) is less than $9.00, such greater number as is necessary so that the total value of the shares delivered is $33.75 million (the Company may pay cash for any additional shares otherwise payable pursuant this paragraph, based on the number of additional shares (in excess of 3,750,000) which would otherwise be payable times the Closing Share Price); and

•	Two years after Closing, up to 1,733,334 additional shares of common stock based on the Average Share Price (defined as the average closing price for the six months ending twenty four months after Closing). Shares will be paid on a straight line interpolation, with no shares being delivered if the Average Share Price is $13 or less, and 1,733,334 shares being delivered if the Average Share Price is $15 or more; provided that if the Closing Share Price is less than $9.00, the $13 and $15 prices will be reduced by the difference between $9.00 and the Closing Share Price. The Company may elect to pay the consideration required in this paragraph in cash based upon the Average Share Price times the number of shares which would otherwise be issued.

•	The cash consideration at Closing is subject to adjustment based on Omax Net Working Capital at Closing. The consideration will be adjusted upward or downward on a dollar-for-dollar basis if the Net Working Capital is below $7 million or above $9 million.
     The Option Agreement provides that in the event that the Proposed Acquisition does not close or is otherwise terminated, the funds in the Option Escrow will be released and Omax may retain such amounts. However, that in the event Omax thereafter obtains a judgment against the Company in the litigation matter Omax Corporation v Flow International Corporation (the “Litigation”) or the Company agrees to pay Omax an amount to settle the Litigation, the Company will receive a credit against any such judgment and/or settlement in an amount equal to 50% of the $6 million payment and 100% of the $3 million payment.
     The Option Agreement further sets forth that the Definitive Agreements will:
•	provide for two separate indemnification escrows in an aggregate amount of $13.2 million to be funded at Closing from the cash consideration. $7 million will be subject to a General Escrow that will end July 31, 2009, to indemnify the Company for losses from breaches of representations and warranties to the extent that such breach or breaches, individually or in the aggregate, result in claims in excess of $1,000,000. $6.2 million will be subject to a

Special Escrow that will end two years after Closing, to indemnify the Company for losses with respect to certain potential liabilities identified during the course of due diligence. The amount to be placed in the Special Escrow is subject to reduction under conditions to be specified in the Definitive Agreements. The General and Special Escrows will be funded proportionally from the cash payments (including the funds in the Option Escrow) and the shares of common stock delivered at Closing;

•	provide that at Closing the Company will place into escrow a portion of the cash consideration as a retention pool for key Omax employees that will provide such employees the equivalent of three months’ salary, to be allocated upon the six month anniversary of Closing;

•	include mutually acceptable executive officer agreements for Drs. John B. Cheung, John H. Olsen and Mr. James M. O’Connor to become executives of the Company and provide that as soon as is commercially reasonable following Closing, the Company will expand its Board of Directors and elect Dr. Cheung to the vacancy thereby created; and

•	provide that Omax stock options that are currently outstanding and unvested shall vest immediately prior to Closing and shall be exercised or terminated at Closing, or otherwise treated in a manner mutually acceptable to the parties.
     The negotiation and execution of the Definitive Agreements are subject to the completion of due diligence activities (certain of which will be provided after execution of the Definitive Agreements), and the closing of the acquisition will be subject to standard closing conditions, including HSR approval of the merger.
     Under the Option Agreement, Omax has agreed that to a period of exclusivity that ends on the earlier of (i) the mutual consent of the parties that all discussions related to the Proposed Acquisition have terminated, (ii) 180 days following the receipt of a definitive final response from federal regulatory authorities concerning the HSR filing, (iii) 60 days following the receipt of a definitive final response from federal regulatory authorities concerning the HSR filing (should the parties not have entered into the Definitive Agreements by such date), or (iv) December 5, 2008 (the “Exclusivity Period”). During the Exclusivity Period, Omax will not, without the advance written consent of the Company, (1) solicit, initiate discussions, engage in or encourage discussions or negotiations with, or enter into any agreement, including any non-disclosure agreement, with, any party relating to or in connection with (a) the possible acquisition of Omax, (b) the possible acquisition of any material portion of the Company’s capital stock or assets, including the claims in the Litigation, or (c) any other transaction outside of the ordinary course of business that could materially impair the value of Omax’s assets post-Closing (collectively, a “Restricted Transaction”), or (2) disclose any non-public information relating to Omax or its subsidiaries or afford access to the properties, books or records of Omax or its subsidiaries to, any person concerning a Restricted Transaction.
     If the acquisition is consummated, the litigation with Omax referred to in Note 14 will be terminated without any additional payments in settlement by either party.

FLOW INTERNATIONAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
SAFE HARBOR STATEMENT:
     Statements made in this quarterly report on Form 10-Q that are not historical facts are forward-looking statements that involve risks and uncertainties. Forward-looking statements typically are identified by the use of such terms as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “plan” and similar words, although some forward-looking statements are expressed differently. You should be aware that our actual results could differ materially from those contained in any forward-looking statement due to a number of factors, which include, but are not limited to the following: the special risk factors and uncertainties set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended April 30, 2007; our expectation of improved Aerospace revenue levels because of increased orders for large systems; our expectation of improved operating leverage in future quarters as a result of initiatives streamline the organizational structure of our Company; our expectation that the extended credit line will provide us with liquidity that could be used to make acquisitions, fund the repurchase of shares, or pay dividends; our belief that the financial covenants in our credit facilities are achievable based on current financial forecasts and our belief that our existing cash, cash from operations, and credit facilities at October 31, 2007 are adequate to fund our operations for the next twelve months; our plan to continue capital spending on information technology and facilities and our expectation that the necessary funds will be generated internally; our intent to contest Omax’s allegations and our belief that we will continue to spend considerable amounts on this contest; our belief that waterjets are experiencing growing acceptance in the marketplace because of their flexibility and superior machine performance; our continuing to invest in marketing and new direct sales and technical services staff adding new personnel to service potential and existing customers along with the increasing adoption of waterjet technology to drive revenue growth over the next few years; our belief that the improvements made in the Asia Waterjet management team will return the segment to growth; our plan to continue to repatriate earnings in the future; our belief that for matters other than Omax and Collins and Aikman, these proceedings will not have a material adverse effect on our consolidated financial position, results of operations or cash flows; our expectation that unrecognized tax benefits will not change significantly within the next twelve months.
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
Results of Operations
(Tabular amounts in thousands)
     Sales. Our sales by segment for the periods noted below is summarized as follows:

	Three Months Ended October 31,				Six Months Ended October 31,
	2007	2006	Difference	%	2007	2006	Difference	%
Sales
North America Waterjet	$32,276	$30,079	$2,197	7%	$63,334	$61,588	$1,746	3%
Asia Waterjet	5,721	8,133	(2,412)	(30)%	12,748	15,489	(2,741)	(18)%
Other International Waterjet	16,083	11,943	4,140	35%	31,393	22,584	8,809	39%
Applications	5,094	4,249	845	20%	10,365	8,153	2,212	27%

Total	$59,174	$54,404	$4,770	9%	$117,840	$107,814	$10,026	9%

     The North America, Asia and Other International Waterjet segments primarily represent sales of our standard cutting and cleaning systems throughout the world, as well as sales of our custom designed systems to the Aerospace industry. For the three and six months ended October 31, 2007, revenue from our three Waterjet segments increased $3.9 million or 8%, and $7.8 million or 8% when compared to the prior year same periods. Our waterjets are experiencing growing acceptance in the marketplace because of their flexibility and superior machine performance. We continue to invest in marketing to build market awareness for our products and we continue to add new direct sales and technical services staff to service new and existing customers. We expect that these investments along with the increasing adoption of waterjet technology to drive revenue growth over the next few years.
     Excluding sales to the Aerospace industry, sales were up $6.1 million or 14%, and 15.4 million or 18% for the three and six months ended October 31, 2007 over the prior year same periods on strength in standard systems sales driven by the increased adoption of waterjet technology and the positive market reception to the 87k high pressure pump. Sales to the Aerospace industry were down $2.2 million or 38%, and $7.6 million or 54% when compared to the prior year same periods. Sales to the Aerospace industry fluctuate quarter over quarter for various reasons such as the timing of the contract awards, timing of the project design and manufacturing schedule and finally shipment to the customers. We expect improved revenue levels in the second half of the fiscal year on increased orders for large systems.
     For the three and six months ended October 31, 2007, our revenue in the Asia Waterjet segment decreased $2.4 million or 30%, and $2.7 million or 18% from the prior year respective periods. The lower level of sales was due to a slowdown in sales to the semiconductor industry and the continued impact of the Asia investigations completed in the third and fourth fiscal quarters of 2007. We expect the improvements made in the Asia Waterjet management team to return the segment to growth.
     Revenue in the Other International Waterjet segment increased by $4.1 million or 35%, and $8.8 million or 39% for the three and six months ended October 31, 2007 compared to the prior year same periods on strong demand for our standard shapecutting systems and spare parts as well as improved aftermarket revenues which have also benefited from a stronger Euro versus the US Dollar.
     Our Applications segment represents sales of our automation and robotic waterjet cutting systems as well as non-waterjet automation systems, which are sold primarily to the North American automotive industry. For the three and six months ended October 31, 2007, revenue increased $845,000 or 20%, and $2.2 million or 27% versus the prior year same periods on increased contract awards as well as the benefit from a stronger Canadian Dollar versus US Dollar. Effective September 2007, our Application segment ceased the pursuit of non-waterjet automation systems and will focus on increasing revenue from systems that integrate waterjet cutting technology.
     Systems vs. Spares. We also analyze our Waterjet revenues by looking at system sales and consumable sales as follows:

	Three Months Ended October 31,				Six Months Ended October 31,
	2007	2006	Difference	%	2007	2006	Difference	%
Sales
Systems	$42,386	$39,703	$2,683	7%	$85,069	$79,048	$6,021	8%
Consumable parts	16,788	14,701	2,087	14%	32,771	28,766	4,005	14%

Total	$59,174	$54,404	$4,770	9%	$117,840	$107,814	$10,026	9%

     Total systems sales increased $2.7 million or 7%, and $6 million or 8% for the three and six months ended October 31, 2007. Excluding sales to the Aerospace industry and in the Applications segment, system sales increased 15% and 20% respectively for the three and six months ended October 31, 2007. The increase in systems sales is due to the growing acceptance of our waterjets in the market place and the impact of new product development and enhancements recently introduced. Consumables revenues recorded an increase of $2.1 million or 14%, and $4 million or 14% for the three and six months ended October 31, 2007. Increases in consumable parts sales resulted from a growing number of systems in service and improved parts availability as well as the use of Flowparts.com and Floweuropeparts.com, our easy-to-use internet order entry systems. Flowparts.com has been deployed in the U.S. for two years and Floweuropeparts.com was launched in Europe in July 2006.

     Gross Margins. Our gross margin by segment for the periods noted below is summarized as follows:

	Three Months Ended October 31,				Six Months Ended October 31,
	2007	2006	Difference	%	2007	2006	Difference	%
Gross Margin
North America Waterjet	$14,136	$13,800	$336	2%	$27,380	$27,930	$(550)	(2)%
Asia Waterjet	2,654	4,472	(1,818)	(41)%	5,826	8,938	(3,112)	(35)%
Other International Waterjet	7,182	4,807	2,375	49%	13,555	8,796	4,759	54%
Applications	463	533	(70)	(13)%	1,274	979	295	30%

Total	$24,435	$23,612	$823	3%	$48,035	$46,643	$1,392	3%

     Our gross margin as a percent of sales by segment for the periods noted below is summarized as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2007	2006	2007	2006
Gross Margin Percentage
North America Waterjet	44%	46%	43%	45%
Asia Waterjet	46%	55%	46%	58%
Other International Waterjet	45%	40%	43%	39%
Applications	9%	13%	12%	12%
Total	41%	43%	41%	43%
     Gross margin for the three and six months ended October 31, 2007 amounted to $24.4 million or 41%, and $48 million or 41% of sales as compared to gross margin of $23.6 million or 43%, and $46.6 million or 43% of sales in the prior year same periods. Margins in North America declined slightly from the prior year same periods due to a higher mix of systems sales versus consumable sales, higher material prices and warranty expense, and lower average margins on special systems. Margins in Asia declined due to product mix, including lower sales to the semiconductor industry. Generally, comparison of gross margin rates will vary period over period depending on the mix of sales, which includes special systems, standard systems and consumables. The gross margin improvement in our Other International Waterjet is attributable to improved product mix, and the stronger Euro versus the US Dollar. Gross margin rates on our systems sales are typically less than 45% as opposed to consumables sales which are in excess of 50%. On average, standard systems which are included in the North America, Asia and Other International Waterjet segments carry higher margins than the custom engineered automation systems, which are included in the Applications segment. Our Applications segment recorded a $70,000 or 13% decrease in gross margin for the three months ended October 31, 2007 mainly as a result of inventory write-downs of $399,000 and severance costs of $234,000 incurred related to the cessation of the pursuit of non-waterjet automation systems. For the six month period, this segment recorded a $295,000 or 30% increase in gross margin due to improved pricing and contract management as well as the benefit from a stronger Canadian Dollar versus US Dollar.
     Effective August 1, 2007, we updated our intercompany transfer pricing policy. The changes in gross margins globally are partially attributable to the new intercompany transfer pricing. The intercompany transfer pricing changes have no effect on our consolidated operating results.

     Sales and Marketing Expenses. Our sales and marketing expenses by segment for the periods noted below are summarized as follows:

	Three Months Ended October 31,				Six Months Ended October 31,
	2007	2006	Difference	%	2007	2006	Difference	%
Sales and Marketing
North America Waterjet	$5,819	$6,059	$(240)	(4)%	$11,440	$11,191	$249	2%
Asia Waterjet	1,090	1,291	(201)	(16)%	2,360	2,510	(150)	(6)%
Other International Waterjet	3,248	2,783	465	17%	6,350	5,434	916	17%
Applications	826	430	396	92%	1,290	1,025	265	26%

Total	$10,983	$10,563	$420	4%	$21,440	$20,160	$1,280	6%

     Sales and marketing expenses increased $420,000 or 4%, and $1.3 million or 6% for the three and six months ended October 31, 2007, as compared to the prior year same periods. The expense decrease in North America waterjet is mainly attributable to a lower volume of customer support costs from lower aerospace sales while the expense decrease in Asia International waterjet is primarily due to lower commissions related to lower sales in the region. Higher costs in Other International segments were due to investment in staff and the impact of a stronger Euro versus US Dollar. Applications costs were higher during the three and six months ended October 31, 2007 when compared to the prior year same periods due to bad debt reserves of $343,000 taken during the current period. Expressed as a percentage of revenue, sales and marketing expenses were 19% and 18% for the three and six months ended October 31, 2007, compared to 19% for the three and six months ended October 31, 2006.
     Research and Engineering Expenses. Our research and engineering expenses by segment for the periods noted below are summarized as follows:

	Three Months Ended October 31,				Six Months Ended October 31,
	2007	2006	Difference	%	2007	2006	Difference	%
Research and Engineering
North America Waterjet	$1,795	$2,004	$(209)	(10)%	$3,764	$3,883	$(119)	(3)%
Asia Waterjet	143	195	(52)	(27)%	244	414	(170)	(41)%
Other International Waterjet	122	91	31	34%	242	210	32	15%
Applications	85	49	36	73%	175	126	49	39%

Total	$2,145	$2,339	$(194)	(8)%	$4,425	$4,633	$(208)	(4)%

     Research and engineering expenses decreased $194,000 or 8%, and $208,000 or 4% for the three and six months ended October 31, 2007 as compared to the prior year same periods. The expense decrease in North America is related to the timing of new product launches. The prior year same periods included additional expenses for engineering resources to support new core product development such as Stonecrafter TM, the 87,000 psi pump and the 55,000 psi Husky. The expense decrease in Asia is attributable to reduced product development costs for specialty systems. Expressed as a percentage of revenue, research and engineering expenses remained at 4% for the three and six months ended October 31, 2007 compared to the prior year same periods.

     General and Administrative Expenses. Our general and administrative expenses by segment for the periods noted below are summarized as follows:

	Three Months Ended October 31,				Six Months Ended October 31,
	2007	2006	Difference	%	2007	2006	Difference	%
General and Administrative
North America Waterjet	$4,339	$4,940	$(601)	(12)%	$13,514	$9,485	$4,029	42%
Asia Waterjet	1,310	2,598	(1,288)	(50)%	2,626	3,619	(993)	(27)%
Other International Waterjet	964	936	28	3%	2,199	1,854	345	19%
Applications	662	508	154	30%	1,352	1,044	308	29%

Total	$7,275	$8,982	$(1,707)	(19)%	$19,691	$16,002	$3,689	23%

     General and administrative expenses decreased $1.7 million or 19%, and increased $3.7 million or 23% for the three and six months ended October 31, 2007, as compared to the prior year same periods. Expenses in the North America segment include North America Waterjet division general and administrative expenses and all of our corporate overhead costs. The year-to-date increase in North America Waterjet division is mainly related to the current year cost of the former CEO’s contract amendment and increased staffing to support growth. We incurred $2.9 million in the first fiscal quarter of 2008 related to the amendment of the former CEO’s contract effective February 2, 2007. As of October 31, 2007, the total cost of $5.7 million, of which $2.8 million was recognized in the fourth quarter of fiscal 2007, has been fully recognized. Asia Waterjet division’s general and administrative expenses in the prior periods included legal and consulting expenses incurred related to the Asia Investigations, there was no such expense incurred for the three and six months ended October 31, 2007. For the six months ended October 31, 2007, we incurred $487,000 of severance benefits related to initiatives to streamline the organizational structure of our Company for the six months ended October 31, 2007. We expect these initiatives to improve our operating leverage in future quarters. Professional fees for legal expenses, consulting fees for assistance with Sarbanes-Oxley compliance testing, and audit fees were $1.6 million and $4.1 million for the three and six months ended October 31, 2007, compared to $1.6 million and $3.8 million for the three and six months ended October 31, 2006. General and administrative expenses include the allocation of corporate management fees in total of $1.2 million and $2.4 million, respectively from North America waterjet to the Company’s other operating segments for the three and six months ended October 31, 2007. Prior periods have been recast to reflect this allocation in the prior fiscal year. Expressed as a percentage of revenue, general and administrative expenses were 12% and 17% for the three and six months ended October 31, 2007 compared to 17% and 15% for the prior year same periods.
     Operating Income (Loss). Our operating income (loss) by segment for the periods noted below are summarized as follows:

	Three Months Ended October 31,				Six Months Ended October 31,
	2007	2006	Difference	%	2007	2006	Difference	%
Operating Income
North America Waterjet	$2,183	$796	$1,387	174%	$(1,339)	$3,371	$(4,710)	(140)%
Asia Waterjet	111	388	(277)	(71)%	597	2,395	(1,798)	(75)%
Other International Waterjet	2,848	998	1,850	185%	4,764	1,298	3,466	267%
Applications	(1,110)	(454)	(656)	144%	(1,543)	(1,216)	(327)	27%

Total	$4,032	$1,728	$2,304	133%	$2,479	$5,848	$(3,369)	(58)%

     Our operating income for the three and six months ended October 31, 2007, was $4 million and $2.5 million versus $1.7 million and $5.8 million in the prior year same periods. The reasons for the changes in operating profit by segment have been described in the paragraphs above addressing changes in sales, gross margin and operating expenses.
     Interest Income, Interest Expense and Other Income (Expense), Net. Current Interest Income increased to $251,000 and $442,000 for the three and six months ended October 31, 2007 compared to $153,000 and $382,000 for the prior year same periods. This increase is related to higher average global cash balance in investment accounts during the current fiscal year when compared to the prior fiscal year. Interest Expense was $95,000 and $177,000 for the three and six months ended October 31, 2007 compared to $46,000 and $181,000 in the prior year same periods. During the three and six months ended

October 31, 2007, we recorded Other Expense, Net of $579,000 and $267,000, respectively, compared to Other Income, Net of $399,000 and $1 million in the prior year same periods. This change results from the fluctuation in realized and unrealized foreign exchange gains and losses as described in the table below. Additionally, we repurchased 403,300 warrants from certain funds managed or advised by Third Point, LLP for an aggregate purchase price of $3 million. The cash paid in excess of the fair market value of those warrants on the repurchase date of $629,000 was recorded as an Other Expense in the current fiscal quarter. See Note 15 in the condensed consolidated financial statements for a detailed discussion of this transaction. $206,000 related to hedges and their termination was included in Other Expense during the six months ended October 31, 2006.
     The following table shows the detail of Other Income (Expense), Net, in the Condensed Consolidated Statements of Operations:

	Three Months		Six Months
	Ended October 31,		Ended October 31,
	2007	2006	2007	2006
Realized Foreign Exchange Gains (Losses), Net	$(423)	$(382)	$(481)	$(343)
Unrealized Foreign Exchange Gains (Losses), Net	528	848	905	1,690
Premium on Repurchase of Warrants	(629)	—	(629)	—
Hedging Costs	—	(46)	—	(206)
Other	(55)	(21)	(62)	(116)

	$(579)	$399	$(267)	$1,025

     Income Taxes. For the three and six months ended October 31, 2007, the foreign tax provision consists of current and deferred tax expense. The United States tax provision consists primarily of federal alternative minimum tax, state taxes, and accrued foreign withholding taxes. We are no longer permanently deferring undistributed earnings of certain foreign subsidiaries. In the first two quarters of fiscal 2008, we repatriated $6.1 million, net of tax of $885,000, from two foreign subsidiaries and we plan to continue repatriating additional funds from these foreign subsidiaries in future. We had no repatriation of earnings in the comparative prior period. During the three months ended July 31, 2007, after concluding that its German operations have achieved sustainable profitability, the Company reversed its valuation allowance against deferred tax assets in this jurisdiction, which resulted in a $1,160,000 tax benefit, or $.03 per basic and dilutive income per share.
     We continue to assess our ability to realize all our net deferred tax assets. Recognizing the cumulative losses generated during the first two quarters of fiscal 2008 and prior, we have determined it appropriate to continue to maintain a valuation allowance on our domestic net operating losses, certain foreign net operating losses and certain other deferred tax assets based on the expected reversal of both deferred tax assets and liabilities. The domestic net operating losses can be carried forward 20 years to offset domestic profits in future periods and expire between fiscal 2022 and fiscal 2026 if not used. Most of the foreign net operating losses can be carried forward indefinitely, with the certain amounts expiring between fiscal 2014 and 2017. We provided a full valuation allowance against the deferred tax assets associated with the losses recorded during fiscal 2007.
     Discontinued Operations, Net of Tax. In October 2005, we sold our Avure Business. As discussed in Note 8 to the Condensed Consolidated Financial Statements in the first quarter of fiscal 2007, the Company recorded $726,000 as a Loss on Sale from Discontinued Operations due to the arbitrated resolution of the dispute between the Company and the purchaser of the Avure Business.
     Net Income. Our consolidated net income in the three months ended October 31, 2007 amounted to $2.3 million, or $.06 per basic and diluted income per share as compared to a net income of $1.7 million, or $.05 per basic and diluted income per share in the prior year same period. For the year-to-date period, our consolidated net income was $2.7 million, or $.07 per basic and diluted income per share compared to $4.8 million or $.13 per basic and diluted income per share in the prior year same period.

Changes in Financial Condition and Cash Flows
Cash Flows
     The following table summarizes our cash flows from operating, investing and financing activities for the periods noted below:

	Six Months
	Ended October 31,
	2007	2006
Total cash provided by (used in):
Operating activities	$(1,703)	$(3,465)
Investing activities	(1,672)	(2,681)
Financing activities	(8,373)	1,998
Effect of exchange rates on cash	530	610

Decrease in cash and cash equivalents	$(11,218)	$(3,538)

Operating Activities
     Cash generated by operating activities before the effects of changes in operating accounts, primarily working capital, was $4.6 million for the six months ended October 31, 2007 compared to $7.4 million in the prior year same period. the change was primarily due to the decrease in net earnings for the six months ended October 31, 2007 as well as a lower unrealized foreign currency gains during the current period.
     Changes in operating accounts resulted in a net $6.3 million use of cash for the six months ended October 31, 2007 compared to $10.8 million use of cash for the six months ended October 31, 2006. The changes in operating assets and liabilities were primarily due to changes in accounts receivable, accounts payable, deferred revenue and accrued expenses as a result of higher net working capital to support growth combined with the timing of vendor payments. The decrease in cash used for changes in deferred revenue is mainly attributable to the timing of contract awards.
Investing Activities
     Net cash used in investing activities was $1.7 million during the six months ended October 31, 2007 compared to $2.7 million during the six months ended October 31, 2006. The change was primarily due to moderately lower capital expenditures. Additionally, in the prior year same period, we expended cash of $985,000 as payment to the purchaser of the Avure Business following the resolution of a net working capital dispute by an arbitrator.
Financing Activities
     Net cash used in financing activities was $8.4 million during the six months ended October 31, 2007 compared to net cash provided by financing activities of $2 million during the prior year same period. This change was mainly due to the repayment notes payable of $5.9 million during the first quarter of fiscal 2008, the repurchase of warrants of $3 million, and a reduction of $2.1 million of net cash provided from the exercise of stock options during the six months ended October 31, 2007 when compared to the prior year same period.
Working Capital
     Net receivables are comprised of trade accounts receivable and unbilled revenues. At October 31, 2007, the net receivables balance increased $2.1 million or 7% from April 30, 2007. The increase in net receivables stemmed from the increase in trade receivables of $1.3 million due to increased sales activity. Unbilled revenue increased from $1.9 million at April 30, 2007 to $3.2 million at October 31, 2007 primarily due to larger amounts of aerospace contracts at later completion stages at April 30, 2007 versus October 31, 2007, as well as the progress made on various contracts commensurate with costs incurred. Our unbilled receivables relate to equipment and systems sales accounted for on a percentage of completion basis. Unbilled revenues fluctuate due to the scheduling of production and achievement of certain billing milestones. In general, receivables can be negatively affected by the traditionally longer payment cycle outside the United States and the timing of billings and payments on large special system orders. Because of the lead-time to build and deliver such equipment, ultimate collection of such accounts can be subject to changing customer business and economic conditions. Receivables days sales outstanding (including unbilled revenues) at October 31, 2007 decreased to 44 from 45 in the prior quarter.
     Inventories at October 31, 2007 increased $4.4 million or 16% from April 30, 2007. The increase in inventory is in response to our overall higher business volume as well as longer lead times quoted by our suppliers.

Liquidity and Capital Resources
     At October 31, 2007, we had total cash of $26.9 million, of which approximately $17.5 million was held by divisions outside the United States. The repatriation of offshore cash balances from certain divisions will trigger tax liabilities. During the six months ended October 31, 2007, we repatriated $6.1 million, net of tax of $885,000 from two foreign subsidiaries and we plan to continue repatriating additional funds in future from these foreign subsidiaries. We had no repatriation of earnings in the comparative prior period.
     We have an outstanding seven-year collateralized long-term loan, expiring in 2011, whose original principal amount was 145 million New Taiwanese Dollars, bearing interest at an annual rate of 3.49%. The loan is collateralized by our manufacturing facility in Taiwan. The outstanding balance of US $3.1 million at October 31, 2007 is included in Term Loans Payable.
     We also have four unsecured credit facilities in Taiwan with a commitment totaling $228 million New Taiwanese Dollars (US $7 million at October 31, 2007), bearing interest at rates ranging from 2.48% to 2.51% per annum. In April 2007, we borrowed $5.8 million against this facility for the repatriation of earnings. This amount was repaid in the first quarter of fiscal 2008. At October 31, 2007, all the credit facilities will mature within one year and the balance outstanding under these credit facilities amounts to US $1 million, which is shown under Notes Payable.
     Our domestic senior credit agreement (“Credit Agreement”) is our primary source of external funding. Effective July 19, 2007, we entered into a Second Amendment (the “Amendment”) to our Credit Agreement, increasing our revolving line of credit from $30 million to $45 million and permitting the use of the line of credit for the repurchase of stock. The amended credit agreement expires July 8, 2008 and bears interest at the bank’s prime rate (7.50% at October 31, 2007) or is linked to LIBOR plus a percentage depending on our leverage ratios, at our option. The agreement sets forth specific financial covenants to be attained on a quarterly basis, which we believe, based on our financial forecasts, are achievable. At October 31, 2007, we had $43.1 million of domestic unused line of credit available, net of $1.9 million in outstanding letters of credit. The extended credit line is expected to provide us with liquidity that could be used to make acquisitions, fund the repurchase of shares, or pay dividends.
     In October 25, 2007, in a privately negotiated transaction, we purchased from certain funds managed or advised by Third Point LLC (collectively, “Third Point”) outstanding warrants that gave Third Point the right until March of 2010 to purchase 403,300 of the Company’s common stock at an exercise price of $4.07 per share (the “Warrants”). Third Point purchased the Warrants, together with shares of commons stock, our March 2005 Private Investment Public Equity transaction (the “PIPE Transaction”). The Warrants were repurchased from Third Point in connection with our previously announced program to repurchase up to $45 million of the Company’s securities. The Warrants were repurchased at a price of $7.43 per Warrant for an aggregate purchase price of $3 million. See Note 15 for a detailed discussion of this transaction.
     Our capital spending plans currently provide for outlays of approximately $8.0 million in fiscal 2008, primarily related to information technology spending and facility improvement. It is expected that funds necessary for these expenditures will be generated internally. Our capital spending for the six months ended October 31, 2007 and 2006 amounted to $2.5 million and $2.6 million, respectively.
     We believe that our existing cash, cash from operations, and credit facilities at October 31, 2007 are adequate to fund our operations for at least the next twelve months.
Off-Balance Sheet Arrangements
     We do not have any special purpose entities or off-balance sheet financing arrangements.
Contractual Obligations
     During the six months ended October 31, 2007, there were no material changes outside the ordinary course of business in our contractual obligations and minimum commercial commitments as reported in our Annual Report on Form 10-K for the year ended April 30, 2007. As disclosed in Note 7, with the adoption of FIN 48, we had unrecognized tax benefits of $2.3 million associated with uncertain tax positions as of May 1, 2007. This potential liability may result in cash payments to tax authorities; however, we are not able to make reasonably reliable estimates of the period or amounts of cash settlements. For this reason, we have not included this potential liability in a table of contractual obligations and have not updated the table that was presented in our fiscal 2007 Form 10-K.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes in our market risk during the six months ended October 31, 2007. For additional information, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations as presented in our Annual Report on Form 10-K for the year ended April 30, 2007.
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
(b) Changes in Internal Controls
     In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in our internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
     At any time, the Company may be named as a defendant in legal proceedings. Please refer to Note 14 to the Condensed Consolidated Financial Statements for a discussion of the Company’s legal proceedings.
Item 1A. Risk Factors
     There are no material changes from the risk factors previously disclosed in Part I of Item 1A in our Annual Report on Form 10-K for the fiscal year ended April 30, 2007 except as follows:
     The risk factors immediately following, have been added based on the Subsequent Event discussed in Note 16.
Our proposed acquisition of Omax Corporation (“Omax”) may fail to close or there could be substantial delays and costs before the acquisition is completed, including the loss of the $6 million consideration paid for the exclusive option to purchase Omax.
     On December 4, 2007, we entered into an option agreement that provides us with a period of exclusivity to negotiate the acquisition of Omax. The acquisition, if it is made, is estimated to close in fiscal 2008. The proposed acquisition is subject to due diligence, the negotiation of a mutually acceptable definitive agreement and the closing will subject to customary closing conditions, including approval of the merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. If we are unable to complete the acquisition, we will have expended $6 million paid into escrow on the signing of the Option Agreement, and if the definitive agreement is signed, the $3 million paid into escrow on the signing of the definitive agreement (except that such amounts can serve as offsets of up to $6 million against Company payments in any settlement of or judgment attributable to patent litigation with Omax) and will have failed to realize the anticipated benefits of the acquisition and will have devoted substantial resources and management attention without realizing any accompanying benefit. In such an event, our financial condition and results of operations could be materially adversely affected.
The completion of the acquisition of Omax is subject to the receipt of certain government authorizations, consents, orders and approvals, including the expiration or termination of the applicable waiting period (and any extension of the waiting period) under the Hart-Scott-Rodino Act of 1976.
     There is no assurance that the Department of Justice or the Federal Trade Commission will not raise antitrust objections to the proposed acquisition or, if there are such objections, the parties are willing or able to take actions that would result in removing such objections.
If the proposed acquisition of Omax is not closed, the continuation of the litigation could be time consuming and costly.
     If the proposed acquisition is consummated, the patent litigation between the parties, Omax Corporation v. Flow International Corporation will be terminated without any additional amounts being paid in settlement. If the acquisition is not closed, the litigation will continue which will be time consuming and costly.
Our acquisition of Omax may result in dilution to our existing shareholders.
     Under the Option Agreement, 3.75 million shares of common stock (or if the Closing Share Price is less than $9.00, such greater number as is necessary so that the value of the shares delivered is $33.75 million) would be issued at closing and up to 1,733,334 additional shares of common stock based on the Average Share Price for the six months ending twenty four months after closing. The additional shares to be delivered will be determined using a sliding scale as follows: if the average share price is $13 or less, no additional shares are delivered; if the average share price is $15 or more, 1,733,334 shares will be delivered; provided that if the Closing Share Price at the time the acquisition is consummated is less than $9.00, the additional shares will be reduced by the equivalent shares attributable to the difference between $9.00 and the Closing Share Price. These additional shares issued in connection with the acquisition of Omax will have a dilutive impact on the number of our shares outstanding and may also adversely affect the prevailing market price of our common stock. If more than 3.75 million shares are to be delivered, the Company has the right to deliver cash in the amount of the value of the shares rather than shares.
We may not be able to successfully integrate Omax into our existing business.
     If the acquisition is closed, there will be a significant risk relating to integration. The integration of Omax will be a time consuming and expensive process and may disrupt the combined company’s operations if it is not completed in a timely and efficient manner. If this integration effort is not successful, the combined company’s results of operations could be harmed, employee morale could decline, key employees could leave, and customers could cancel existing orders or choose not to place new ones. In addition, the combined company may not achieve anticipated synergies or other benefits of the merger. The integration of the Company and Omax will face difficulties as a result of the need for utilizing common information and communication systems, operating procedures, financial controls and human resources practices, and other corporate and administrative structures. The combined company may encounter the following: difficulties, costs and delays involved in integrating their operations; including the coordination of sales and marketing functions and research and development functions; failure to successfully manage relationships with customers and other important relationships; failure to integrate or efficiently use different systems of product distribution; failure of customers to accept new services or to continue using the products and services of the combined company; difficulties in successfully integrating the management teams and employees of the Company and Omax, including management style and culture; challenges encountered in managing a larger company; the loss of key employees; diversion of the attention of management from other ongoing business concerns; potential incompatibilities of technologies and systems; potential difficulties integrating and harmonizing financial reporting systems; and potential incompatibility of business cultures. If the combined company’s operations do not meet the expectations of customers of the Company and Omax, then these customers may cease doing business with the combined company altogether, which would harm the results of operations and financial condition of the Company. If the anticipated benefits of the merger are not realized or do not meet the expectations of financial or industry analysts, the market price of the Company common stock may decline. The market price of the Company common stock may decline as a result of the merger if: the integration of the Company and Omax is unsuccessful; the combined company does not achieve the expected benefits of the merger as quickly as anticipated or the costs of or operational difficulties arising from the merger are greater than anticipated; the combined company’s financial results after the merger are not consistent with the expectations of financial or industry analysts; the anticipated operating and product synergies of the merger are not realized; or the combined company experiences the loss of significant customers or employees as a result of the merger.
We may assume unknown liabilities in the acquisition of Omax that could harm our financial condition and operating results.
     The due diligence that we have and will be able to perform before the proposed acquisition will be limited and may not be sufficient to identify before the closing all possible breaches of representations and warranties. As a result, we may, among other things, assume unknown liabilities not disclosed by the seller or uncovered during pre-acquisition due diligence. These obligations and liabilities could harm our financial condition and operating results. Our rights to indemnification for breaches of representations and warranties will, except in certain limited circumstances, be limited to a maximum of $13.2 million.
We may incur significant indebtedness following the acquisition, which could affect our liquidity.
     Under the Option Agreement, the consideration for the Omax acquisition is composed of $6 million paid in cash at the signing of the Option Agreement, an additional $3 million to be paid on the termination of the Hart-Scott-Rodino waiting period and the execution of the definitive agreement and the definitive agreement will provide for $66 million to be paid in cash, and 3.75 million shares of common stock (or if the Closing Share Price is less than $9.00, such greater number as is necessary so that the value of the shares delivered is $33.75 million or the cash value of number of shares in excess of 3.75 million) at closing and up to 1,733,334 additional shares of common stock based on the Average Share Price for the six months ending twenty four months after closing, with no shares being paid on a sliding scale so if the average share price is $13 or less no shares are delivered and if the average share price is $15 or more, 1,733,334 shares will be delivered; provided that if the Closing Share Price at the time the acquisition is closed is less than $9.00, the $13 and $15 prices will be reduced by the difference between $9.00 and the Closing Share Price. The consideration is subject to adjustment based on Omax’s working capital at Closing. In order to finance a portion of the cash consideration, we may incur additional indebtedness. As a result of this indebtedness, demands on our cash resources will increase, which could affect our liquidity and, therefore, could have important effects on an investment in our common stock. For example, while the impact of this increased indebtedness is expected to be addressed by the combined cash flows of the Company and Omax, the increased level of indebtedness could nonetheless create competitive disadvantages for us compared to other companies with lower debt levels.
     Additionally, the risk factors immediately following, which were disclosed in our Annual Report on Form 10-K for the year ended April 30, 2007, are no longer applicable based on the Warrant Repurchase transaction discussed in Note 15 and the settlement of the insurance coverage litigation with our excess insurance carriers.
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
     In litigation arising out of a June 2002 incident at a Crucible Metals’ (“Crucible”) facility, our excess insurance carrier notified us in December 2006 that it is contesting its obligation to provide coverage for the property damage. As discussed in Note 16 to the Consolidated Financial Statements, we purchase product liability insurance to cover claims of this nature. We believe the carrier’s position is without merit and we have commenced a declaratory judgment action seeking a determination that the carrier is obligated to provide a full defense of us. The outcome of this case is uncertain, and an unfavorable outcome is reasonably possible. We have not provided any loss accrual related to this matter as of April 30, 2007. The unresolved claims relating to this incident total approximately $7 million. We have and may continue to spend substantial amounts contesting the insurance carrier’s denial of coverage.
Items 2, 3, and 5 are None and have been omitted.
Item 4. Submission of matters to a Vote of Security Holders.
     We held our 2007 Annual Meeting of Shareholders on November 13, 2007. At the meeting, four directors, Charles M. Brown, Jerry C. Calhoun, J. Michael Ribaudo, and Arlen I. Prentice were elected to hold office for the terms set forth in our Proxy Statement receiving, respectively, 28,699,931; 28,767,467; 28,702,501; and 17,707,036 votes in favor, with 637,362; 569,826; 634,792; and 11,630,257 votes withheld, respectively. At the meeting, the appointment of Deloitte & Touche, LLP as our independent registered public accountants was also ratified, with 29,207,590 votes in favor, 70,083 votes against and 59,620 abstentions.
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

FLOW INTERNATIONAL CORPORATION
Date: December 6, 2007	/s/ Charles M. Brown
Charles M. Brown
President and Chief Executive Officer (Principal Executive Officer)

Date: December 6, 2007	/s/ Douglas P. Fletcher
Douglas P. Fletcher
Chief Financial Officer (Principal Financial Officer)