Form 10-Q
period 2008-01-31
FLOW INTERNATIONAL CORP
filed 2008-03-06
CIK 713002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-12448

FLOW INTERNATIONAL CORPORATION

WASHINGTON	91-1104842
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☑.
As of February 29, 2008, there were 37,586,911 shares of common stock outstanding.

FLOW INTERNATIONAL CORPORATION

FLOW INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in thousands, except share amounts)

	January 31,	April 30,
	2008	2007
ASSETS:
Current Assets:
Cash and Cash Equivalents	$20,397	$38,146
Short-term Investments	45	750
Receivables, net	34,412	26,618
Inventories	29,876	26,635
Deferred Income Taxes	971	44
Deferred Acquisition Costs	7,219	—
Other Current Assets	6,947	6,950

Total Current Assets	99,867	99,143
Property and Equipment, net	18,291	15,479
Intangible Assets, net	3,902	3,767
Goodwill	2,764	2,764
Deferred Income Taxes	382	305
Other Assets	738	682

	$125,944	$122,140

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Notes Payable	$1,054	$6,366
Current Portion of Long-Term Obligations	897	822
Accounts Payable	14,984	17,545
Accrued Payroll and Related Liabilities	9,234	6,291
Taxes Payable and Other Accrued Taxes	2,973	2,066
Deferred Income Taxes	1,098	1,627
Deferred Revenue	6,100	3,559
Customer Deposits	6,172	6,499
Other Accrued Liabilities	8,245	12,233

Total Current Liabilities	50,757	57,008
Long-Term Obligations, net	2,177	2,779
Other Long-Term Liabilities	1,328	573

	54,262	60,360

Commitments and Contingencies (Note 14)
Shareholders’ Equity:
Series A 8% Convertible Preferred Stock—$.01 par value, 1,000,000 shares authorized, none issued	—	—
Common Stock—$.01 par value, 49,000,000 shares authorized, 37,585,741 and 37,268,037 shares issued and outstanding at January 31, 2008 and April 30, 2007, respectively	371	367
Capital in Excess of Par	138,605	139,115
Accumulated Deficit	(60,721)	(68,747)
Accumulated Other Comprehensive Loss:
Defined Benefit Plan Obligation, net of income tax of $67 and $67	(201)	(201)
Cumulative Translation Adjustment, net of income tax of $221 and $0	(6,372)	(8,754)

Total Shareholders’ Equity	71,682	61,780

	$125,944	$122,140

See Accompanying Notes to
Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited; in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2008	2007	2008	2007
Sales	$66,271	$56,038	$184,111	$163,851
Cost of Sales	38,293	32,294	108,098	93,464

Gross Margin	27,978	23,744	76,013	70,387

Expenses:
Sales and Marketing	10,569	9,613	32,009	29,774
Research and Engineering	2,163	2,419	6,588	7,051
General and Administrative	6,421	9,267	26,112	25,269

	19,153	21,299	64,709	62,094

Operating Income	8,825	2,445	11,304	8,293
Interest Income	169	241	610	622
Interest Expense	(132)	(88)	(309)	(268)
Other Income (Expense), Net	(423)	846	(690)	1,871

Income Before Provision for Income Taxes	8,439	3,444	10,915	10,518
Provision for Income Taxes	(2,542)	(1,415)	(2,346)	(2,979)

Income From Continuing Operations	5,897	2,029	8,569	7,539
Loss on Sale of Discontinued Operations, Net of Income Tax of $0	—	—	—	(726)

Net Income	$5,897	$2,029	$8,569	$6,813

Basic Income Per Share:
Income From Continuing Operations	$0.16	$0.05	$0.23	$0.20
Loss From Discontinued Operations	—	—	—	(0.02)

Net Income	$0.16	$0.05	$0.23	$0.18

Diluted Income Per Share:
Income From Continuing Operations	$0.16	$0.05	$0.23	$0.20
Loss From Discontinued Operations	—	—	—	(0.02)

Net Income	$0.16	$0.05	$0.23	$0.18

Weighted Average Shares Used in Computing Basic and Diluted Income (Loss) Per Share:
Basic	37,471	37,238	37,366	37,169
Diluted	37,652	37,797	37,572	37,882
See Accompanying Notes to
Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Nine Months Ended
	January 31,
	2008	2007
Cash Flows from Operating Activities:
Net Income	$8,569	$6,813
Noncash Charges (Credits) to Income:
Depreciation and Amortization	2,636	2,196
Unrealized Foreign Currency (Gains), net (Note 6)	(85)	(2,042)
Incentive Stock Compensation Expense (Note 4)	675	1,904
Repurchase of Warrants (Note 15)	629	—
Loss on Sale of Discontinued Operations	—	726
Deferred Income Taxes	(673)	523
Charges for Impairment of Inventory	1,151	260
Other	1,144	154
Decrease (Increase) in Working Capital:
Receivables	(7,160)	7,505
Inventories	(3,499)	(3,854)
Prepaid Expenses	1,206	835
Other Operating Assets	(706)	(127)
Accounts Payable	(3,301)	(4,783)
Deferred Revenue	2,401	(3,644)
Customer Deposits	(647)	(351)
Other Operating Liabilities	(2,402)	(1,272)

Cash Provided by (Used in) Operating Activities	(62)	4,843

Cash Flows From Investing Activities:
Expenditures for Property and Equipment and Intangible Assets	(4,733)	(4,447)
Proceeds from Sale of Short-term Investments	639	—
Proceeds from Sale of Property and Equipment	247	—
Payments for Pending Omax Acquisition	(6,430)	—
Proceeds from Sale of Avure Business	—	990
Settlement on Sale of Avure Business	—	(1,026)

Cash Used in Investing Activities	(10,277)	(4,483)

Cash Flows from Financing Activities:
Repayments Under Notes Payable	(5,892)	(1,225)
Borrowings Under Notes Payable	460	—
Payments of Long-Term Obligations	(625)	(913)
Proceeds from Exercise of Stock Options	1,198	2,514
Payment for Warrant Repurchase	(3,010)	—

Cash Provided by (Used in) Financing Activities	(7,869)	376

Effect of Foreign Exchange Rate Changes on Cash and Cash Equivalents	459	484
Decrease (Increase) in Cash And Cash Equivalents	(17,749)	1,220
Cash and Cash Equivalents at Beginning of Period	38,146	36,186

Cash and Cash Equivalents at End of Period	$20,397	$37,406

Supplemental Disclosures of Noncash Investing and Financing Activities
Operating Assets transferred to Property and Equipment	$298	$—
Accounts Payable incurred to acquire Property and Equipment, and Intangible Assets	357	1,180
Accounts Payable incurred for pending acquisition of Omax (Note 16)	789	—
Non-monetary exchange of assets	—	250
Issuance of compensatory common stock on executive incentive compensation plan	—	884
See Accompanying Notes to
Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(unaudited, in thousands)

					Accumulated
	Common Stock		Capital		Other	Total
		Par	In Excess	Accumulated	Comprehensive	Shareholders’
	Shares	Value	of Par	Deficit	Loss	Equity
Balances, April 30, 2007	37,268	$367	$139,115	$(68,747)	$(8,955)	$61,780
Components of Comprehensive Income:
Net Income				8,569		8,569
Cumulative Translation Adjustment, Net of Income Tax of $288					2,382	2,382

Total Comprehensive Income						10,951

Cumulative effect upon adoption of FIN 48 (Note 7)				(543)		(543)
Exercise of Options	252	3	1,195			1,198
Repurchase of Warrants (Note 15)			(2,380)			(2,380)
Stock Compensation	66	1	675			676

Balances, January 31, 2008	37,586	$371	$138,605	$(60,721)	$(6,573)	$71,682

Balances, April 30, 2006	36,943	$364	$137,192	$(72,417)	$(7,999)	$57,140
Cumulative effect of the adoption of FAS 123R			(313)			(313)
Components of Comprehensive Income:
Net Income				6,813		6,813
Reclassification Adjustment for Settlement of Cash Flow Hedges, net of income tax of $0					273	273
Cumulative Translation Adjustment, Net of Income Tax of $0					(1,875)	(1,875)

Total Comprehensive Income						5,211

Exercise of Options	152	2	1,425			1,427
Stock Compensation	151	1	2,237			2,238

Balances, January 31, 2007	37,246	$367	$140,541	$(65,604)	$(9,601)	$65,703

See Accompanying Notes to
Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All tabular dollar amounts in thousands, except per share amounts)
(Unaudited)
Note 1—Basis of Presentation
In the opinion of the management of Flow International Corporation (the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring items and accruals necessary to fairly present the financial position, results of operations and cash flows of the Company. The financial information as of April 30, 2007 is derived from the Company’s audited consolidated financial statements and notes for the fiscal year ended April 30, 2007 included in Item 8 in the fiscal 2007 Annual Report on Form 10-K (“10-K”). These interim financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, and should be read in conjunction with the Company’s fiscal 2007 Form 10-K. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company’s financial statements. Actual results may differ from these estimates. Operating results for the three and nine months ended January 31, 2008 may not be indicative of future results.
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
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Defining Fair Value Measurement” (FAS 157) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The Company is currently evaluating the impact of adopting FAS 157 on its financial statements, which is effective for the Company at the beginning of its fiscal year 2009.
In February 2007, the FASB issued Statement of Financial Accounting Standards (“FAS 159) “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. FAS 159 provides entities with an option to choose to measure eligible items at fair value at specified election dates. If elected, an entity must report unrealized gains and losses on the item in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method, is irrevocable (unless a new election date occurs); and is applied only to entire instruments and not to portions of instruments. The Company is currently evaluating the potential impact of adopting FAS 159 on its financial statements, which is effective for the Company at the beginning of its fiscal year 2009.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“FAS 141R”) and Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“FAS 160”). These new standards are the U.S. GAAP outcome of a joint project with the International Accounting Standards Board (“IASB”). FAS 141R applies prospectively to business combinations for which the acquisition date is on or after December 15, 2008 and will significantly change the accounting for business combinations in a number of areas, including the treatment of contingent consideration, acquisition costs, intellectual property, research and development, and restructuring costs. FAS 160 establishes reporting requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. The Company is currently evaluating the impact of adopting FAS 141R and FAS 160 on its financial statements which are effective for the Company at the beginning of its fiscal year 2010.

Note 3—Segment Information
The Company has identified four reportable segments based on the manner in which internal financial information is produced and evaluated by its chief operating decision maker (the Company’s Chief Executive Officer). These segments, North America Waterjet, Asia Waterjet, Other International Waterjet (together known as Waterjet), and Applications, utilize the Company’s high pressure technology. The Waterjet operation includes cutting and cleaning operations, which are focused on providing total solutions for many industries including aerospace, automotive, semiconductor, disposable products, food, glass, job shop, metal cutting, stone, tile, surface preparation, and paper. The Applications operation provides specialty engineered robotic systems designed for material removal and separation of various materials and for factory automation. These systems are primarily used in automotive applications. Segment operating results are measured based on sales, gross margin and operating income (loss).
Effective September 2007, the Company’s Application segment ceased the pursuit of sales of non-waterjet automation systems and will focus on increasing revenue from systems that integrate waterjet cutting technology.
A summary of operations by reportable segment is as follows:

	North		Other		Inter-
	America	Asia	International		segment
	Waterjet	Waterjet	Waterjet	Applications	Eliminations	Total
Three Months Ended January 31, 2008
External sales	$33,125	$9,821	$17,548	$5,777	$—	$66,271

Inter-segment sales	18,797	231	1,064	113	(20,205)	—

Gross margin **	17,576	4,673	6,018	1,123	(1,412)	27,978

Operating income (loss) *	3,789	2,324	1,630	(330)	1,412	8,825

Nine Months Ended January 31, 2008
External sales	$96,459	$22,569	$48,941	$16,142	$—	$184,111

Inter-segment sales	50,285	1,085	2,784	710	(54,864)	—

Gross margin **	45,554	10,499	19,573	2,397	(2,010)	76,013

Operating income (loss) *	1,852	2,920	6,394	(1,872)	2,010	11,304

Three Months Ended January 31, 2007
External sales	$28,439	$9,756	$13,110	$4,733	$—	$56,038

Inter-segment sales	6,998	365	32	178	(7,573)	—

Gross margin	12,378	5,390	5,021	958	(3)	23,744

Operating income (loss) *	(1,193)	2,164	1,437	40	(3)	2,445

Nine Months Ended January 31, 2007
External sales	$90,027	$25,245	$35,694	$12,885	$—	$163,851

Inter-segment sales	18,367	1,009	105	364	(19,845)	—

Gross margin	40,510	14,328	13,817	1,937	(205)	70,387

Operating income (loss) *	2,381	4,558	2,735	(1,176)	(205)	8,293

*	The three and nine months ended January 31, 2008 include the allocation of corporate management fees in total of $981,000 and $3.3 million, respectively from North America Waterjet to the Company’s other operating segments which is part of the reports evaluated by the chief operating decision maker. Prior periods have been recast to reflect this methodology.

**	Effective August 1, 2007, the Company updated its intercompany transfer pricing policy. The intercompany transfer pricing changes have no effect on our consolidated operating results.

A summary reconciliation of total segment operating income to total consolidated income from continuing operations before provision for income taxes is as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2008	2007	2008	2007
Operating income for reportable segments	$8,825	$2,445	$11,304	$8,293
Interest income	169	241	610	622
Interest expense	(132)	(88)	(309)	(268)
Other income (Expense), net	(423)	846	(690)	1,871

Income before provision for income taxes	$8,439	$3,444	$10,915	$10,518

Note 4—Stock-Based Compensation Plans
The Company maintains a stock-based compensation plan (the “2005 Plan”) which was adopted in September 2005 to attract and retain the most talented employees and promote the growth and success of the business by aligning long-term interests of employees with those of shareholders. The 2005 Plan provides for a pool of 2.5 million shares to be awarded, which includes the remaining 751,157 shares from the 1995 LTI Plan. The Company, at its discretion, may choose to grant the 2.5 million shares in the form of stock, stock units, stock options, stock appreciation rights, or cash awards.
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

The following tables summarize the stock option activities for the nine months ended January 31, 2008:

		Weighted-		Weighted-
		Average	Aggregate	Average
	Number of	Exercise	Intrinsic	Remaining
	Options	Price	Value	Contractual Term (Years)
Outstanding at April 30, 2007	1,063,404	$8.99	$2,819,601	3.61
Granted during the period	200,000	11.40
Exercised during the period	(252,054)	4.75
Expired or forfeited during the period	(205,650)	10.22

Outstanding at January 31, 2008	805,700	$10.52	$85,713	4.07

Exercisable at January 31, 2008	605,700	$10.23	$85,713	2.29
Vested or expected to vest at January 31, 2008	605,700	10.23	85,713	2.29

	Nine Months Ended January 31,
	2008	2007
Total intrinsic value of options exercised	$1,262	$677
Total fair value of options vested	$—	$83
Cash received from exercise of share options	$1,198	$1,427
Tax benefit realized from stock options exercised	$—	$—
The Company uses the Black-Scholes option-pricing model to calculate the grant-date fair value of its stock options. Information pertaining to the Company’s assumptions to calculate the fair value of the stock options granted during the nine months ended January 31, 2008 and 2007 is as follows:

	Nine Months Ended January 31,
	2008	2007
Options granted	200,000	21,250
Weighted average grant-date fair value of stock options granted	$6.90	$4.76

Assumptions:
Weighted average expected volatility	62.02%	61.86%
Risk-free interest rate	4.98%	4.97%
Weighted average expected term (in years)	6	2
Expected dividend yield	—	—
The Company uses historical volatility in estimating expected volatility and historical employee exercise and option expiration data to estimate the expected term assumption for the Black-Scholes grant-date valuation. The risk-free interest rate assumption is based on U.S. Treasury constant maturity interest rate whose terms are consistent with the expected term of the Company’s stock options.
For the nine months ended January 31, 2008, the Company recognized compensation expense related to stock options of $85,000, net of a reversal of $101,000 related to prior year stock options whose performance criteria were not met. The Company recognized $159,000 in the prior year comparative period. As of January 31, 2008, total unrecognized compensation cost related to nonvested stock options was $1.2 million.
Service-Based Stock Awards
The Company grants common stock or stock units to employees and non-employee directors of the Company with service conditions. Each non-employee director is eligible to receive and is granted common stock worth $40,000 annually. The compensation cost of the common stock or stock units are based on their fair value at the grant date and recognized ratably over the service period.

The following table summarizes the service-based stock award activities for employees for the nine months ended January 31, 2008:

	Nine Months Ended January 31, 2008
		Weighted-
		Average
	Number of	Grant-date Fair
	Shares	Value
Nonvested at April 30, 2007	72,533	$9.33
Granted during the period	21,700	11.41
Forfeited during the period	(5,600)	12.99
Vested during the period	(34,513)	7.58

Nonvested at January 31, 2008	54,120	$10.74

For the nine months ended January 31, 2008 and 2007, the Company recognized compensation expense related to service-based stock awards of $545,000 and $550,000, respectively. As of January 31, 2008, total unrecognized compensation cost related to service-based stock awards of $789,000 is expected to be recognized over a weighted average period of 1.67 years.

Performance-Based Stock Awards
In fiscal 2006 and 2007, the Company adopted Long-Term Incentive Plans (the “LTIPs”) under which the executive officers are to receive stock awards based on the Company’s performance measures over three-year performance periods. These plans were adopted annually with different performance targets. Awards will vary based on the degree to which the Company’s performance meets or exceeds predetermined thresholds at the end of the performance period. No payout will occur unless the Company exceeds certain minimum threshold performance objectives. Compensation expense is based upon current performance projections for the three-year period and the percentage of the requisite service that has been rendered. Compensation cost for the unvested portion of the LTIP awards is based on their grant-date fair value. The LTIPs permit employees to elect to net-settle a portion of the award paid in stock to meet the employee’s share of minimum withholding requirements, which the Company accounts for as equity.
The following table summarizes the LTIPs activities for the nine months ended January 31, 2008:

	Nine Months ended January 31, 2008
		Weighted-
		Average
	Number of	Grant-date Fair
	Shares	Value
Nonvested at April 30, 2007	181,500	$10.71
Granted during the period	—	—
Forfeited during the period	(38,000)	10.51
Vested during the period	—	—

Nonvested at January 31, 2008	143,500	$10.76

For the nine months ended January 31, 2008 and 2007, the Company recognized compensation expense related to LTIPs of $67,000 and $286,000, respectively. As of January 31, 2008, total unrecognized compensation cost related to performance-based stock awards of $67,000 is expected to be recognized over a weighted average period of three months.
Under an annual incentive plan adopted in fiscal 2007, the Company granted executives and certain employees’ annual bonuses in the form of cash and/or common stock of the Company. Awards were based on the Company’s performance and individual goals and were usually granted following the conclusion of the Company’s fiscal year end. The shares of the common stock to be issued were not known at the grant date and the amount of the stock was equivalent to a fixed monetary amount. These awards were recorded as liability awards under FAS 123R in the prior fiscal year. For the nine months ended January 31, 2007, the Company recognized compensation expense related to the annual incentive plan of $477,000.
Note 5—Restructuring
The restructuring reserve balance included in Other Accrued Liabilities is comprised of facility exit costs which consist of long-term lease commitments, net of expected sublease income for restructuring initiatives completed in fiscal 2006 and prior fiscal years.
The following table summarizes accrued restructuring activity, all incurred as facility exit costs:

	North	Other
	America Waterjet	International Waterjet	Applications	Consolidated
Balance, April 30, 2007	$31	$136	$320	$487
Cash payments	(31)	(26)	(320)	(377)
Other	—	51	—	51

Balance, January 31, 2008	$—	$161	$—	$161

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
The following table shows the detail of Other Income (Expense), Net, in the accompanying Condensed Consolidated Statements of Income:

	Three Months		Nine Months
	Ended January 31,		Ended January 31,
	2008	2007	2008	2007
Realized Foreign Exchange Gains (Losses), Net	$369	$370	$(111)	$27
Unrealized Foreign Exchange Gains (Losses), Net	(818)	352	85	2,042
Premium on Repurchase of Warrants	—	—	(629)	—
Hedging Costs	—	—	—	(206)
Other	26	124	(35)	8

	$(423)	$846	$(690)	$1,871

The Company repurchased 403,300 warrants from certain funds managed or advised by Third Point LLC for an aggregate purchase price of $3 million in the second quarter of its fiscal 2008. The cash paid in excess of the fair market value of those warrants on the repurchase date of $629,000 was recorded as an Other Expense. See Note 15 for a detailed discussion of this transaction.
There was no expense related to hedging costs for the three and nine months ended January 31, 2008. For the nine months ended January 31, 2007, the Company recorded an expense of $206,000 related to hedging costs recorded during the first and second quarters of fiscal 2007. The Company uses derivative instruments to manage exposures to foreign currency risks and records the hedge transactions in accordance with Statement of Financial Accounting Standards No. 133 (“FAS 133”), “Accounting for Derivative Instruments and Hedging Activities”.
Note 7—Income Taxes
The Company adopted the provisions of FIN 48 effective May 1, 2007 and has analyzed its filing positions in all of the federal, state, and international jurisdictions where it or its wholly-owned subsidiaries are required to file income tax returns for all open tax years in these jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002. Furthermore, no open tax years are currently under audit, and as of January 31, 2008, no significant adjustments have been proposed relative to the Company’s tax positions.
The adoption of FIN 48 resulted in a $543,000 increase in the Company’s liability for unrecognized tax benefits, which was accounted for as a reduction to the May 1, 2007 retained earnings balance. As of May 1, 2007, the balance of unrecognized tax benefits was $2.3 million, which, if recognized, would reduce the Company’s effective tax rate. On August 14, 2007, Germany’s President signed the Corporate Tax Reform Act 2008, which among other changes, reduced the statutory corporate income tax and trade tax rates in Germany. Under U. S. GAAP, the Company is required to remeasure its unrecognized tax benefits, based on the provisions of the enacted tax law in the period that includes the enactment date. Therefore, as of January 31, 2008, the Company’s unrecognized tax benefits were reduced to $2.1 million. In accordance with FIN 48, the Company has recognized immaterial interest related to unrecognized tax benefits as a component of interest expense. The Company does not expect that unrecognized tax benefits will significantly change within the next twelve months.
For the three and nine months ended January 31, 2008, the foreign tax provision consists of current and deferred tax expense. The United States tax provision consists primarily of state taxes and accrued foreign withholding taxes. During the first quarter of fiscal 2008, after concluding that its German operations had achieved sustainable profitability, the Company reversed its valuation allowance against deferred tax assets in this jurisdiction, which resulted in a $780,000 tax benefit, or $.02 per basic and dilutive income per share, as a reduction in the deferred tax asset valuation allowance.

The Company continues to provide a full valuation allowance against its net operating losses and other net deferred tax assets, arising in certain tax jurisdictions, mainly the United States and Canada, because the realization of such assets is not more likely than not. For the three and nine months ended January 31, 2008, the valuation allowance decreased by $3.1million and $4.1 million, respectively. The change is mainly attributable to an increase in net operating losses in Canada, utilization of net operating losses in the United States, and the reversal of the valuation allowance in Germany. The domestic net operating losses can be carried forward 20 years to offset domestic profits in future periods and expire between fiscal 2022 and fiscal 2026 if not used. Most of the foreign net operating losses can be carried forward indefinitely, with certain amounts expiring between fiscal 2014 and 2017.
The Company is permanently deferring undistributed earnings in its foreign subsidiaries with the exception of its subsidiaries in Taiwan, Japan, and Switzerland. During the first three quarters of fiscal 2008, the Company repatriated $9.8 million, net of tax of $885,000 from three foreign subsidiaries and the Company plans to continue repatriating additional funds from these foreign subsidiaries in the future. There was no repatriation of earnings in the comparative prior period.
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
As of January 31, 2008, the promissory note balance of $316,000, which includes interest of $100,000, is included in Other Current Assets.
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

The following table sets forth the computation of basic and diluted income from continuing operations per share for the three and nine months ended January 31, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2008	2007	2008	2007
Numerator:
Income from continuing operations	$5,897	$2,029	$8,569	$7,539
Denominator:
Denominator for basic income (loss) per share—weighted average shares outstanding	37,471	37,238	37,366	37,169
Dilutive potential common shares from employee stock options	127	219	152	355
Dilutive potential common shares from warrants	—	256	—	274
Dilutive potential common shares from service and performance based stock awards	54	84	54	84

Denominator for diluted income—weighted average shares outstanding and assumed conversions	37,652	37,797	37,572	37,882

Basic income from continuing operations per share	$0.16	$0.05	$0.23	$0.20
Diluted income from continuing operations per share	$0.16	$0.05	$0.23	$0.20
Employee stock options representing 741,060 and 648,360 shares have been excluded from the diluted weighted average share denominator for the three and nine months ended January 31, 2008, respectively as their effect would be anti-dilutive. Employee stock options representing 96,250 and 21,250 shares were excluded from the diluted weighted average share denominator for the three and nine months ended January 31, 2007, respectively as their effect would have been anti-dilutive.
Note 10—Receivables, Net
Receivables, Net consist of the following:

	January 31, 2008	April 30, 2007
Trade Accounts Receivable	$35,900	$27,573
Unbilled Revenues	2,484	1,929

	38,384	29,502
Less: Allowance for Doubtful Accounts	(3,972)	(2,884)

	$34,412	$26,618

Note 11—Inventories
Inventories are stated at the lower of cost (determined by using the first-in first-out or average cost method) or market. Costs included in inventories consist of materials, labor and manufacturing overhead, which are related to the purchase or production of inventories. Write-downs, when required, are made to reduce excess inventories to their estimated net realizable values. Such estimates are based on assumptions regarding future demand and market conditions. If actual conditions become less favorable than the assumptions used, an additional inventory write-down may be required. Inventories at January 31, 2008 and April 30, 2007 consisted of the following:

	January 31, 2008	April 30, 2007
Raw Materials and Parts	$19,367	$15,610
Work in Process	3,259	2,765
Finished Goods	7,250	8,260

	$29,876	$26,635

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

Included in Other Accrued Liabilities as of January 31, 2008, is $3 million related to warranty obligations. The following table shows the fiscal 2008 year-to-date activity for the Company’s warranty obligations:

Accrued warranty balance as of April 30, 2007	$2,405
Accruals for warranties	2,566
Warranty costs incurred	(2,007)

Accrued warranty balance as of January 31, 2008	$2,964

Note 13—Long-Term Obligations and Notes Payable
The Company’s long-term obligations consist of the following:

	January 31, 2008	April 30, 2007
Long-term loan	$2,749	$3,422
Capital lease obligations	325	179

	3,074	3,601
Less current maturities	(897)	(822)

Long-term obligations	$2,177	$2,779

The Company has a collaterized long-term loan that bears interest at the current annual rate of 3.49% and matures in 2011. During the nine months ended January 31, 2008, the Company paid off $754,000 of the loan and is obligated to make semi-annual payments in June and December each year.
The Company leases certain office equipment under agreements that are classified as capital leases and are included in the accompanying balance sheet under property and equipment. The outstanding principal under such leases was $325,000 as of January 31, 2008, of which $112,000 is current.
Notes payable consist of the following:

	January 31, 2008	April 30, 2007
Revolving credit facilities	$1,054	$6,366

The revolving credit facilities consist of four unsecured credit facilities in Taiwan with a commitment totaling $228 million New Taiwanese Dollars (US $7.1 million at January 31, 2008), bearing interest at rates ranging from 2.56% to 2.68% per annum. At January 31, 2008, outstanding credit facilities will mature within one year and can be extended for like periods, as needed, at the bank’s option.
Amendment to Credit Agreement
On July 19, 2007, the Company entered into a Second Amendment (the “Amendment”) to its Credit Agreement, increasing its revolving line of credit from $30 million to $45 million and permitting the use of the line of credit for the repurchase of stock. This line of credit has a maturity date of July 8, 2008 and is collateralized by a general lien on all of the Company’s assets. Certain subsidiaries guaranteed the Company’s line of credit under the Agreement. Interest rates under the Agreement are at LIBOR plus a percentage depending on the Company’s leverage ratio (“financial covenants”) or at the Bank of America’s prime rate in effect from time to time, at the Company’s option. LIBOR and prime rate at January 31, 2008 were 5.44% and 6.00%, respectively. The Company also pays an annual letter of credit fee equal to 1.25% of the amount available to be drawn under each outstanding letter of credit. The annual letter of credit fee is payable quarterly in arrears and varies depending on the Company’s leverage ratio. In addition, the Agreement includes a subjective acceleration clause which permits the lenders to demand payment in the event of a material adverse change. As of January 31, 2008, the Company had $43.1 million of domestic unused line of credit available, net of $1.9 million in outstanding letters of credit. The Company was in compliance with all financial covenants as of January 31, 2008.
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
Omax Corporation (“Omax”) filed suit against the Company on November 18, 2004. The case, Omax Corporation v. Flow International Corporation, United States District Court, Western Division at Seattle, Case No. CV04-2334, was filed in federal court in Seattle, Washington. The suit alleges that the Company’s products infringe Omax’s Patent Nos. 5,508,596 entitled “Motion Control with Precomputation” and 5,892,345 entitled “Motion Control for Quality in Jet Cutting.” The suit also seeks to have the Company’s Patent No. 6,766,216 entitled “Method and System for Automated Software Control of Waterjet Orientation Parameters” declared invalid, unenforceable and not infringed. The Company has brought claims against Omax alleging certain of their products infringe its Patent No. 6,766,216. Omax manufactures waterjet equipment that competes with the Company’s equipment. Both Omax’s and the Company’s patents are directed at the software that controls operation of the waterjet equipment. Although the Omax suit seeks damages of over $100 million, the Company believes Omax’s claims are without merit and the Company intends not only to contest Omax’s allegations of infringement but also to vigorously pursue its claims against Omax with regard to its own patent. Proceedings in the case have been stayed as the parties negotiate the possible purchase of Omax by the Company. The outcome of this case is uncertain and an unfavorable outcome is reasonably possible. The Company has not provided any loss accrual related to the Omax lawsuit as of January 31, 2008. The Company has spent, and could continue to spend considerable amounts on this case except as discussed in Note 16.
In litigation arising out of a June 2002 incident at a Crucible Metals’ (“Crucible”) facility, the Company’s excess insurance carrier notified the Company in December 2006 that it would contest its obligation to provide coverage for the property damage. The Company believes the carrier’s position is without merit, and following the commencement of a declaratory judgment action, the carrier agreed to provide the Company a defense. The carrier has reserved its right to contest coverage at a future date, however. The unresolved claims relating to this incident total approximately $7 million, and the Company may spend substantial amounts if the carrier chooses, at a future date, to withdraw its defense or contest coverage.
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
The total cost of $5.7 million associated with this Agreement, of which $2.8 million was recognized in the fourth quarter of fiscal 2007, had been fully recognized by July 31, 2007. Pursuant to the Agreement, a cash severance payment of $4.9 million, less applicable tax withholdings, was paid to the former executive in January 2008. Included in Other Current Liabilities as of January 31, 2008 is $694,000 related to this Agreement, which is expected to be paid out within the next year.

Note 15—Warrant Repurchase
On October 25, 2007, in a privately negotiated transaction, the Company purchased from certain funds managed or advised by Third Point LLC (collectively, “Third Point”) outstanding warrants that gave Third Point the right until March of 2010 to purchase 403,300 of the Company’s common stock at an exercise price of $4.07 per share (the “Warrants”). Third Point purchased the Warrants, together with shares of common stock, in the Company’s March 2005 Private Investment Public Equity transaction (the “PIPE Transaction”). The Warrants were repurchased from Third Point in connection with the Company’s previously announced program to repurchase up to $45 million of the Company’s securities. The Warrants were repurchased at a price of $7.43 per Warrant for an aggregate purchase price of $3 million. In accordance with FASB Technical Bulletin (“FTB”) No. 85-6, the total fair value of the repurchased warrants of $2.4 million was accounted for as the cost of the warrants and was included as a reduction to capital in excess of par within the Company’s total stockholders’ equity at January 31, 2008. The cash paid in excess of the fair market value of those warrants of $629,000 was charged against income as Other Expense during the current fiscal quarter. The total fair value of the warrants was estimated using the Black-Scholes pricing model, based on the following assumptions: (i) no expected dividend yields; (ii) expected volatility rate of 60%; and (iii) an expected life of 28 months based on the remaining contractual life of the Warrants. The risk-free interest rate applied was 4.12% based on U.S Treasury constant maturity interest rate whose term is consistent with the expected life of the Company’s stock options.
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
Note 16 — Pending Omax Acquisition
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
The Option Agreement establishes that the Definitive Agreements will provide for the following payments by the Company, subject to indemnification escrows as described below:
•	At Closing, $66 million plus the funds in the Option Escrow to be paid in cash, minus amounts to be paid by the Company at Closing in satisfaction of certain litigation fees of Omax, if any, and less amounts to be placed into an employee retention pool, described below;

•	At Closing, 3.75 million shares of Company common stock, or if the Closing Share Price (defined as the average daily closing price of the Company common stock during the ten trading day period prior to Closing) is less than $9.00, such greater number as is necessary so that the total value of the shares delivered is $33.75 million (the Company may pay cash for any additional shares otherwise payable pursuant this paragraph, based on the number of additional shares in excess of 3,750,000 which would otherwise be payable times the Closing Share Price); and

•	Two years after Closing, up to 1,733,334 additional shares of common stock based on the Average Share Price (defined as the average closing price for the six months ending twenty four months after Closing). Shares will be paid on a straight line interpolation, with no shares being delivered if the Average Share Price is $13 or less, and 1,733,334 shares being delivered if the Average Share Price is $15 or more; provided that if the Closing Share Price is less than $9.00, the $13 and $15 prices will be reduced by the difference between $9.00 and the Closing Share Price. The Company may elect to pay the consideration required in this paragraph in cash based upon the Average Share Price times the number of shares which would otherwise be issued.
•	The cash consideration at Closing is subject to adjustment based on Omax Net Working Capital at Closing. The consideration will be adjusted upward or downward on a dollar-for-dollar basis if the Net Working Capital is below $7 million or above $9 million.
The Option Agreement provides that in the event that the Proposed Acquisition does not close or is otherwise terminated, the funds in the Option Escrow will be released and Omax may retain such amounts. However, that in the event Omax thereafter obtains a judgment against the Company in the litigation matter, referred to in Note 14, Omax Corporation v Flow International Corporation (the “Litigation”) or the Company agrees to pay Omax an amount to settle the Litigation, the Company will receive a credit against any such judgment and/or settlement in an amount equal to 50% of the $6 million payment and 100% of the $3 million payment.
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
On February 6, 2008, the Company received a request for additional information and documents, in connection with the Federal Trade Commission’s (the “FTC’s) review of the Company’s proposed combination with Omax. The information request, also known as a “second request,” was issued under the notification requirements of the HSR. The second request has the effect of extending the waiting period imposed by the HSR for a period of 30 calendar days from the date of the Company’s substantial compliance with the request unless the period is extended voluntarily by the Company or terminated sooner by the FTC.
As of January 31, 2008, the Company had accumulated approximately $7.2 million in deferred costs incurred in contemplation of the Proposed Acquisition. The deferred acquisition costs will be included in the purchase price allocation in the event that the acquisition is consummated. In the event that the acquisition is not consummated, the deferred acquisition costs will be expensed.
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
Statements made in this quarterly report on Form 10-Q that are not historical facts are forward-looking statements that involve risks and uncertainties. Forward-looking statements typically are identified by the use of such terms as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “plan” and similar words, although some forward-looking statements are expressed differently. You should be aware that our actual results could differ materially from those contained in any forward-looking statement due to a number of factors, which include, but are not limited to the following: the special risk factors and uncertainties set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended April 30, 2007; our expectation of improved Aerospace revenue levels because of increased orders for large systems; our expectation of improved operating leverage in future quarters as a result of initiatives streamline the organizational structure of our Company; our expectation that the extended credit line will provide us with liquidity that could be used to make acquisitions, fund the repurchase of shares, or pay dividends; our belief that the financial covenants in our credit facilities are achievable based on current financial forecasts and our belief that our existing cash, cash from operations, and credit facilities at January 31, 2008 are adequate to fund our operations for the next twelve months; our plan to continue capital spending on information technology and facilities and our expectation that the necessary funds will be generated internally; our intent to contest Omax’s allegations and our belief that we could continue to spend considerable amounts on this contest; our belief that waterjets are experiencing growing acceptance in the marketplace because of their flexibility and superior machine performance; our continuing to invest in marketing to build market awareness for our products and continuing to add new direct sales and technical services staff to service new and existing customers leads us to expect that these investments along with the increasing adoption of waterjet technology to drive revenue growth over the next few years our continuing to invest in marketing and new direct sales and technical services staff adding new personnel to service potential and existing customers along with the increasing adoption of waterjet technology to drive revenue growth over the next few years; our belief that the improvements made in the Asia Waterjet management team will return the segment to growth; our plan to continue to repatriate earnings in the future; our belief that for matters other than Omax, Crucible Metals, and Collins and Aikman, these pending legal proceedings will not have a material adverse effect on our consolidated financial position, results of operations or cash flows; our expectation that unrecognized tax benefits will not change significantly within the next twelve months.
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
Results of Operations
(Tabular amounts in thousands)
Sales. Our sales by segment for the periods noted below is summarized as follows:

	Three Months Ended January 31,				Nine Months Ended January 31,
	2008	2007	Difference	%	2008	2007	Difference	%
Sales
North America Waterjet	$33,125	$28,439	$4,686	17%	$96,459	$90,027	$6,432	7%
Asia Waterjet	9,821	9,756	65	1%	22,569	25,245	(2,676)	(11)%
Other International Waterjet	17,548	13,110	4,438	34%	48,941	35,694	13,247	37%
Applications	5,777	4,733	1,044	22%	16,142	12,885	3,257	25%

Total	$66,271	$56,038	$10,233	18%	$184,111	$163,851	$20,260	12%

The North America segment primarily represents sales of our standard cutting and cleaning systems, as well as sales of our custom designed systems to the Aerospace industry. Sales to the Aerospace industry for the three months ended January 31, 2008 were consistent with the prior period but down $7.6 million or 45% for the nine month period when compared to the prior year same period. Sales to the Aerospace industry fluctuate quarter over quarter for various reasons such as the timing of the contract awards, timing of the project design and manufacturing schedule and finally shipment to the customers. We expect improved revenue levels in future quarters on increased orders for large systems. Excluding sales to the Aerospace industry, North America Waterjet sales were up $4.7 million or 18% and $14 million or 19% for the three and nine months ended January 31, 2008, over the prior year same period due to increased adoption of waterjet technology and the positive market reception to the 87k high pressure pump.
For the three months ended January 31, 2008, our revenue in the Asia Waterjet segment increased $65,000 or 1% compared to the prior year same period but decreased $2.7 million or 11% for the nine months ended January 31, 2008 compared to the prior year respective period. The lower level of sales for the nine month period was due to a slowdown in sales to the semiconductor industry and the continued impact of the Asia investigations completed in the third and fourth fiscal quarters of 2007. We expect that the improvements made in the Asia Waterjet management team will return the segment to revenue growth.
Revenue in the Other International Waterjet segment increased by $4.4 million or 34%, and $13.2 million or 37% for the three and nine months ended January 31, 2008 compared to the prior year same periods on strong demand for our standard shapecutting systems and spare parts revenue which have also benefited from a favorable currency impact based on prior period average Euro exchange rates.
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
Our Applications segment represents sales of our automation and robotic waterjet cutting systems as well as non-waterjet automation systems, which are sold primarily to the North American automotive industry. For the three and nine months ended January 31, 2008, revenue increased $1 million or 22%, and $3.3 million or 25% versus the prior year same periods on increased contract awards as well as the benefit from a favorable currency impact based on prior period average Canadian Dollar exchange rates. Effective September 2007, our Application segment ceased the pursuit of non-waterjet automation systems and will focus on increasing revenue from systems that integrate waterjet cutting technology.
Systems vs. Spares. We also analyze our Waterjet revenues by looking at system sales and consumable sales as follows:

	Three Months Ended January 31,				Nine Months Ended January 31,
	2008	2007	Difference	%	2008	2007	Difference	%
Sales
Systems	$49,111	$41,938	$7,173	17%	$134,180	$120,986	$13,194	11%
Consumable parts	17,160	14,100	3,060	22%	49,931	42,865	7,066	17%

Total	$66,271	$56,038	$10,233	18%	$184,111	$163,851	$20,260	12%

Total systems sales increased $7.2 million or 17%, and $13.2 million or 11% for the three and nine months ended January 31, 2008. Excluding sales to the Aerospace industry and in the Applications segment, system sales increased 18% and 19% respectively for the three and nine months ended January 31, 2008. The increase in systems sales is due to the growing acceptance of our waterjets in the market place and the impact of new product development and enhancements recently introduced such as the 87,000 psi pump and the 55,000 psi Husky. Consumable parts sales increased $3.1 million or 22%, and $7.1 million or 17% for the three and nine months ended January 31, 2008. Increases in consumable parts sales resulted from a growing number of systems in service and improved parts availability as well as the use of Flowparts.com and Floweuropeparts.com, our easy-to-use internet order entry systems. Flowparts.com has been deployed in the U.S. for three years and Floweuropeparts.com was launched in Europe in July 2006.
Gross Margins. Our gross margin by segment for the periods noted below is summarized as follows:

	Three Months Ended January 31,				Nine Months Ended January 31,
	2008	2007	Difference	%	2008	2007	Difference	%
Gross Margin
North America Waterjet	$16,164	$12,375	$3,789	31%	$43,544	$40,305	$3,239	8%
Asia Waterjet	4,673	5,390	(717)	(13)%	10,499	14,328	(3,829)	(27)%
Other International Waterjet	6,018	5,021	997	20%	19,573	13,817	5,756	42%
Applications	1,123	958	165	17%	2,397	1,937	460	24%

Total	$27,978	$23,744	$4,234	18%	$76,013	$70,387	$5,626	8%

Our gross margin as a percent of sales by segment for the periods noted below is summarized as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2008	2007	2008	2007
Gross Margin Percentage
North America Waterjet	49%	44%	45%	45%
Asia Waterjet	48%	55%	47%	57%
Other International Waterjet	34%	38%	40%	39%
Applications	19%	20%	15%	15%
Total	42%	42%	41%	43%
Gross margin for the three and nine months ended January 31, 2008 amounted to $28 million or 42%, and $76 million or 41% of sales as compared to gross margin of $23.7 million or 42%, and $70.3 million or 43% of sales in the prior year same periods. Generally, comparison of gross margin rates will vary period over period based on changes in our product sales mix and prices, which includes special systems, standard systems and consumables and levels of production volume. Margins in North America increased on improved product pricing and higher intercompany prices charged to foreign subsidiaries. Effective August 1, 2007, we updated our intercompany transfer pricing policy. These intercompany transfer pricing changes have no effect on our consolidated operating results. Margins in Asia declined due to changes in our product mix, including lower sales to the semiconductor industry and higher intercompany transfer prices. The gross margin decline in our Other International Waterjet is attributable to the new intercompany transfer pricing, partially offset by a favorable impact of the stronger Euro. Our Applications segment recorded a gross margin of $1.1 million or 19%, and $2.4 million or 15% for the three and nine months ended January 31, 2008 due to improved contract management as well as the favorable impact of the stronger Canadian Dollar.
Sales and Marketing Expenses. Our sales and marketing expenses by segment for the periods noted below are summarized as follows:

	Three Months Ended January 31,				Nine Months Ended January 31,
	2008	2007	Difference	%	2008	2007	Difference	%
Sales and Marketing
North America Waterjet	$5,325	$5,600	$(275)	(5)%	$16,766	$16,791	$(25)	NM
Asia Waterjet	1,243	1,068	175	15%	3,603	3,578	25	1%
Other International Waterjet	3,200	2,550	650	25%	9,550	7,984	1,566	20%
Applications	801	395	406	103%	2,090	1,421	669	47%

Total	$10,569	$9,613	$956	10%	$32,009	$29,774	$2,235	8%

Sales and marketing expenses increased $956,000 or 10%, and $2.2 million or 8% for the three and nine months ended January 31, 2008, as compared to the prior year same periods. The expense decrease in North America waterjet is mainly attributable to a lower volume of customer support costs from lower aerospace sales. Higher costs in Other International segment for the three and nine months ended January 31, 2008 were due to increased staffing, higher commissions on increased system sales and the impact a stronger Euro and Brazilian Real versus US Dollar. Applications costs were higher during the three and nine months ended January 31, 2008 when compared to the prior year same periods due to bad debt reserves of $410,000 taken during the current period. Expressed as a percentage of revenue, sales and marketing expenses were 16% and 17% for the three and nine months ended January 31, 2008, compared to 17% and 18% for the three and nine months ended January 31, 2007.
Research and Engineering Expenses. Our research and engineering expenses by segment for the periods noted below are summarized as follows:

	Three Months Ended January 31,				Nine Months Ended January 31,
	2008	2007	Difference	%	2008	2007	Difference	%
Research and Engineering
North America Waterjet	$1,928	$2,118	$(190)	(9)%	$5,692	$6,001	$(309)	(5)%
Asia Waterjet	91	132	(41)	(31)%	335	546	(211)	(39)%
Other International Waterjet	86	120	(34)	(28)%	328	330	(2)	(1)%
Applications	58	49	9	18%	233	174	59	34%

Total	$2,163	$2,419	$(256)	(11)%	$6,588	$7,051	$(463)	(7)%

Research and engineering expenses decreased $256,000 or 11%, and $463,000 or 7% for the three and nine months ended January 31, 2008 as compared to the prior year same periods. The expense decrease in North America is related to the timing of new product launches. The prior year same periods included additional expenses for engineering resources to support new core product development such as Stonecrafter TM, the 87,000 psi pump and the 55,000 psi Husky. The expense decrease in Asia is attributable to reduced product development costs for specialty systems. Expressed as a percentage of revenue, research and engineering expenses were 3% and 4% for the three and nine months ended January 31, 2008 consistent with 4% for the comparative prior periods.
General and Administrative Expenses. Our general and administrative expenses by segment for the periods noted below are summarized as follows:

	Three Months Ended January 31,				Nine Months Ended January 31,
	2008	2007	Difference	%	2008	2007	Difference	%
General and Administrative
North America Waterjet	$4,184	$5,852	$(1,668)	(29)%	$17,698	$15,337	$2,361	15%
Asia Waterjet	540	2,026	(1,486)	(73)%	3,166	5,646	(2,480)	(44)%
Other International Waterjet	1,103	914	189	21%	3,302	2,768	534	19%
Applications	594	475	119	25%	1,946	1,518	428	28%

Total	$6,421	$9,267	$(2,845)	(31)%	$26,112	$25,269	$843	3%

General and administrative expenses decreased 2.8 million or 31%, and increased $843,000 or 3% for the three and nine months ended January 31, 2008, respectively as compared to the prior year same periods. Expenses in the North America Waterjet segment include North America Waterjet division general and administrative expenses and all of our corporate overhead costs.
For the three months ended January 31, 2008, North America Waterjet general and administrative expenses decreased $1.7 million due to lower professional fees for legal expenses, consulting fees for assistance with Sarbanes-Oxley compliance testing, and audit fees which were $813,000 compared to $2.6 million in the prior year same period. The year-to-date increase in North America Waterjet division is mainly related to the current year cost of the former CEO’s contract amendment and increased staffing to support growth. We incurred $2.9 million in the first fiscal quarter of 2008 related to the amendment of the former CEO’s contract in February 2, 2007. The total cost of $5.7 million, of which $2.8 million was recognized in the fourth quarter of fiscal 2007, had been fully recognized by July 31, 2007. These increases during the nine month period were offset by a decrease in professional fees for legal expenses, consulting fees for assistance with Sarbanes-Oxley compliance testing, and audit fees which were $4.9 million compared to $6.4 million in the prior year same period.
Asia Waterjet division’s general and administrative expenses in the prior periods included legal and consulting expenses incurred related to the Asia Investigations, there was no such expense incurred for the three and nine months ended January 31, 2008. During the three months ended January 31, 2008, the $540,000 general and administrative expenses in Asia Waterjet include the benefit of a $475,000 insurance recovery from theft in our Korean sales and service operation. Expenses related to this loss were recognized in the third quarter of fiscal 2007.
For the nine months ended January 31, 2008, we incurred $487,000 of severance in the Other International waterjet and Applications segments related to initiatives to streamline the organizational structure of our Company.
General and administrative expenses in the Asia Waterjet, Other International Waterjet, and Applications segments include the allocation of corporate management fees in total of $981,000 million and $3.3 million, respectively from North America waterjet to the Company’s other operating segments for the three and nine months ended January 31, 2008. Prior periods have been recast to reflect this allocation in the prior fiscal year.
Expressed as a percentage of revenue, general and administrative expenses were 10% and 14% for the three and nine months ended January 31, 2008 compared to 17% and 15% for the prior year same periods.

Operating Income (Loss). Our operating income (loss) by segment for the periods noted below are summarized as follows:

	Three Months Ended January 31,				Nine Months Ended January 31,
	2008	2007	Difference	%	2008	2007	Difference	%
Operating Income
North America Waterjet	$5,202	$(1,195)	$6,397	NM	$3,864	$2,176	$1,688	78%
Asia Waterjet	2,324	2,164	160	7%	2,920	4,558	(1,638)	(36)%
Other International Waterjet	1,629	1,437	192	13%	6,393	2,735	3,658	134%
Applications	(330)	39	(369)	NM	(1,873)	(1,176)	(697)	(59)%

Total	$8,825	$2,445	$6,380	261%	$11,304	$8,293	$3,011	36%

NM	= Not Meaningful
Our operating income for the three and nine months ended January 31, 2008, was $8.8 million and $11.3 million versus $2.4 million and $8.3 million in the prior year same periods. The reasons for the changes in operating profit by segment have been described in the paragraphs above addressing changes in sales, gross margin and operating expenses.
Interest Income, Interest Expense and Other Income (Expense), Net. Current Interest Income decreased to $169,000 and $610,000 for the three and nine months ended January 31, 2008 compared to $241,000 and $622,000 for the prior year same periods. This decrease resulted primary from a decrease in average global cash balance in investment accounts during the current fiscal year when compared to the prior fiscal year. Interest Expense was $132,000 and $309,000 for the three and nine months ended January 31, 2008 compared to $88,000 and $268,000 in the prior year same periods.
The following table shows the detail of Other Income (Expense), Net, in the Condensed Consolidated Statements of Income:

	Three Months		Nine Months
	Ended January 31,		Ended January 31,
	2008	2007	2008	2007
Realized Foreign Exchange Gains (Losses), Net	$369	$370	$(111)	$27
Unrealized Foreign Exchange Gains (Losses), Net	(818)	352	85	2,042
Premium on Repurchase of Warrants	—	—	(629)	—
Hedging Costs	—	—	—	(206)
Other	26	124	(35)	8

	$(423)	$846	$(690)	$1,871

During the three and nine months ended January 31, 2008, we recorded Other Expense, Net of $423,000 and $690,000, respectively, compared to Other Income, Net of $846,000 and $1.9 million in the prior year same periods. These changes result from the fluctuation in realized and unrealized foreign exchange gains and losses as described in the table above.
During the second quarter of fiscal 2008, we repurchased 403,300 warrants from certain funds managed or advised by Third Point, LLP for an aggregate purchase price of $3 million. The cash paid in excess of the fair market value of those warrants on the repurchase date of $629,000 was recorded as an Other Expense. See Note 15 in the condensed consolidated financial statements for a detailed discussion of this transaction. $206,000 related to hedges and their termination was included in Other Expense during the nine months ended January 31, 2007.
Income Taxes. For the three and nine months ended January 31, 2008, the foreign tax provision consists of current and deferred tax expense. The United States tax provision consists primarily of federal alternative minimum tax, state taxes, and accrued foreign withholding taxes. We are no longer permanently deferring undistributed earnings of certain foreign subsidiaries. In the first three quarters of fiscal 2008, we repatriated $9.8 million, net of tax of $885,000, from three foreign subsidiaries and we plan to continue repatriating additional funds from these foreign subsidiaries in future. We had no repatriation of earnings in the comparative prior period. During the three months ended July 31, 2007, after concluding that its German operations had achieved sustainable profitability, we reversed our valuation allowance against deferred tax assets in this jurisdiction, which resulted in a $780,000 tax benefit, or $.02 per basic and dilutive income per share.

We continue to assess our ability to realize all our net deferred tax assets. Such assessment includes the evaluation of both negative and positive evidence to determine whether it is more likely than not that our deferred tax asset balances will be recovered from (a) reversals of deferred tax liabilities, (b) tax planning strategies and (c) future taxable income. We consider objective evidence, such as operating results during the most recent three-year period and future profitability, however, cumulative losses are given more weight than our expectations of future profitability, which are inherently uncertain. Although we have a recent pattern of profitability, our history of losses represent sufficient negative evidence to continue to maintain a valuation allowance on our domestic net operating losses, certain foreign net operating losses and certain other deferred tax assets based on the expected reversal of both deferred tax assets and liabilities. Recognizing the cumulative losses generated during the first three quarters of fiscal 2008 and prior, we have determined it appropriate to continue to maintain a valuation allowance on our domestic net operating losses, certain foreign net operating losses and certain other deferred tax assets based on the expected reversal of both deferred tax assets and liabilities. The domestic net operating losses can be carried forward 20 years to offset domestic profits in future periods and expire between fiscal 2022 and fiscal 2026 if not used. Most of the foreign net operating losses can be carried forward indefinitely, with the certain amounts expiring between fiscal 2014 and 2017.
Discontinued Operations, Net of Tax. In October 2005, we sold our Avure Business. As discussed in Note 8 to the Condensed Consolidated Financial Statements in the first quarter of fiscal 2007, the Company recorded $726,000 as a Loss on Sale from Discontinued Operations due to the arbitrated resolution of the dispute between the Company and the purchaser of the Avure Business.
Net Income. Our consolidated net income in the three months ended January 31, 2008 amounted to $5.9 million, or $.16 per basic and diluted income per share as compared to a net income of $2 million, or $.05 per basic and diluted income per share in the prior year same period. For the year-to-date period, our consolidated net income was $8.6 million, or $.23 per basic and diluted income per share compared to $6.8 million or $.18 per basic and diluted income per share in the prior year same period.
Liquidity and Capital Resources
Cash Flow Summary
The following table summarizes our cash flows from operating, investing and financing activities for the periods noted below:

	Nine Months
	Ended January 31,
	2008	2007
Net Income	$8,569	$6,813
Noncash charges (credits) to income	5,478	3,721
Changes in working capital	(14,109)	(5,691)

Net cash provided by (used in) operating activities	(62)	4,843
Net cash used in investing activities	(10,277)	(4,483)
Net cash provided by (used in) financing activities	(7,869)	376
Effect of foreign exchange rate changes on cash and cash equivalents	459	484

Net increase (decrease) in cash and cash equivalents	(17,749)	1,220
Cash and cash equivalents at beginning of period	38,146	36,186

Net increase (decrease) in cash and cash equivalents	$20,397	$37,406

Operating Activities
Cash generated by operating activities before the effects of changes in working capital was $14 million for the nine months ended January 31, 2008 compared to $10.5 million in the prior year same period. This increase was mainly attributable to the increase in net earnings and an increase in non cash charges for bad debt expense and inventory write-downs for the nine months ended January 31, 2008.
The increase in cash provided by operating activities for all periods was adjusted by changes in our working capital which resulted in a net $14.1 million use of cash for the nine months ended January 31, 2008 compared to $5.7 million use of cash for the nine months ended January 31, 2007. Accounts receivable increased by $7.2 million as a result of increases in our net sales including a large US government contract with extended payment terms; inventories increased by $3.5 million in order to meet the increased demand for our products as well as longer lead times quoted by our suppliers; accounts payable decreased by $3.3 million due to timing of vendor payments; other accrued liabilities decreased by $2.4 million primarily as a result of a cash severance payment to the former President and Chief Executive Officer; deferred revenue increased by $2.4 million due to timing of contract awards.
Investing Activities
Net cash used in investing activities was $10.3 million for the nine months ended January 31, 2008, compared to $4.5 million during the nine months ended January 31, 2007. The change primarily resulted from payments of $6.4 million for the pending Omax acquisition and capital expenditures of $4.7 million in the current fiscal period. See Note 16 in the condensed consolidated financial statements for a detailed discussion of the pending Omax acquisition.

Financing Activities
Net cash used in financing activities was $7.9 million during the nine months ended January 31, 2008 compared to net cash provided by financing activities of $376,000 during the prior year same period. This change was mainly due to the repayment of notes payable of $5.9 million during the first quarter of fiscal 2008, the repurchase of warrants of $3 million, and a reduction of $1.3 million of net cash provided from the exercise of stock options during the nine months ended January 31, 2008 when compared to the prior year same period.
Debt
We have an outstanding seven-year collateralized long-term loan, expiring in 2011, bearing interest at an annual rate of 3.49%. The loan is collateralized by our manufacturing facility in Taiwan. The outstanding balance of US $3.1 million at January 31, 2008 is included in Long-term Obligations.
We also have four unsecured credit facilities in Taiwan with a commitment totaling $228 million New Taiwanese Dollars (US $7.1 million at January 31, 2008), bearing interest at rates ranging from 2.56% to 2.68% per annum. In April 2007, we borrowed $5.8 million against this facility for the repatriation of earnings. This amount was repaid in the first quarter of fiscal 2008. At January 31, 2008, all the credit facilities will mature within one year and the balance outstanding under these credit facilities amounts to US $1.1 million, which is shown under Notes Payable.
Warrant Repurchase
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
Sources of Liquidity
Funds generated by operating activities, available cash and cash equivalents, and our credit facilities continue to be our most significant sources of liquidity. At January 31, 2008, we had total cash of $20.4 million, of which approximately $17.3 million was held by divisions outside the United States. The repatriation of offshore cash balances from certain divisions will trigger tax liabilities. During the nine months ended January 31, 2008, we repatriated $9.8 million, net of tax of $885,000 from three foreign subsidiaries and we plan to continue repatriating additional funds in future from these foreign subsidiaries. We had no repatriation of earnings in the comparative prior period.
Our domestic senior credit agreement (“Credit Agreement”) is our primary source of external funding. Effective July 19, 2007, we entered into a Second Amendment (the “Amendment”) to our Credit Agreement, increasing our revolving line of credit from $30 million to $45 million and permitting the use of the line of credit for the repurchase of stock. The amended credit agreement expires July 8, 2008 and bears interest at the bank’s prime rate (6.00% at January 31, 2008) or is linked to LIBOR plus a percentage depending on our leverage ratios, at our option. The agreement sets forth specific financial covenants to be attained on a quarterly basis, which we believe, based on our financial forecasts, are achievable. At January 31, 2008, we had $43.1 million of domestic unused line of credit available, net of $1.9 million in outstanding letters of credit. The extended credit line is expected to provide us with liquidity that could be used to make acquisitions, fund the repurchase of shares, or pay dividends.
Our capital spending plans currently provide for outlays of approximately $8.0 million over the next twelve months, primarily related to information technology spending and facility improvement. It is expected that funds necessary for these expenditures will be generated internally. Our capital spending for the nine months ended January 31, 2008 and 2007 amounted to $4.7 million and $4.4 million, respectively.
We believe that our existing cash, cash from operations, and credit facilities at January 31, 2008 are adequate to fund our operations for at least the next twelve months.

Off-Balance Sheet Arrangements
We do not have any special purpose entities or off-balance sheet financing arrangements.
Contractual Obligations
During the nine months ended January 31, 2008, there were no material changes outside the ordinary course of business in our contractual obligations and minimum commercial commitments as reported in our Annual Report on Form 10-K for the year ended April 30, 2007. As disclosed in Note 7, with the adoption of FIN 48, we had unrecognized tax benefits of $2.1 million associated with uncertain tax positions as of May 1, 2007. This potential liability may result in cash payments to tax authorities; however, we are not able to make reasonably reliable estimates of the period or amounts of cash settlements. For this reason, we have not included this potential liability in a table of contractual obligations and have not updated the table that was presented in our fiscal 2007 Form 10-K.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risk during the nine months ended January 31, 2008. For additional information, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations as presented in our Annual Report on Form 10-K for the year ended April 30, 2007.
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

In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in our internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
At any time, the Company may be named as a defendant in legal proceedings. Please refer to Note 14 to the Condensed Consolidated Financial Statements for a discussion of the Company’s legal proceedings.
Item 1A. Risk Factors
There are no material changes from the risk factors previously disclosed in Part I of Item 1A in our Annual Report on Form 10-K for the fiscal year ended April 30, 2007 except as follows and except that the risk factor relating to significant financial penalties if the registration statement for the resale of PIPE securities is not available for resales and the risk factor relating to our inability to settle our current insurance coverage litigation arising out of a June 2002 incident at a Crucible Metals’ (“Crucible”) facility, are no longer applicable:
The risk factors immediately following, have been added based on the pending Omax acquisition discussed in Note 16.
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
The completion of the acquisition of Omax is subject to the receipt of certain government authorizations, consents, orders and approvals, including the expiration or termination of the applicable waiting period (and any extension of the waiting period) under the Hart-Scott-Rodino Act (the “HSR Act”) of 1976.
On February 6, 2008, we received a request for additional information from the Federal Trade Commission (the “FTC”), pursuant to the HSR Act, in connection with the Omax acquisition. The effect of the second request is to extend the HSR waiting period until thirty days after we have substantially complied with such request, unless that period is voluntarily extended by the parties or terminated earlier by the FTC. We will continue to work closely with the FTC in response to the request. However, we cannot consummate the transaction with Omax until the applicable waiting period under the HSR Act expires or is terminated. There is no assurance that the FTC will not raise antitrust objections to the proposed acquisition or, if there are such objections, the parties are willing or able to take actions that would result in removing such objections.
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
In litigation arising out of a June 2002 incident at a Crucible Metals’ (“Crucible”) facility, our excess insurance carrier notified us in December 2006 that it would contest its obligation to provide coverage for the property damage. We believe the carrier’s position is without merit, and following the commencement of a declaratory judgment action, the carrier agreed to provide us a defense. The carrier has reserved its right to contest coverage at a future date, however. The unresolved claims relating to this incident total approximately $7 million, and we may spend substantial amounts if the carrier chooses, at a future date, to withdraw its defense or contest coverage.
Items 2, 3, and 5 are None and have been omitted.
Item 4. Submission of matters to a Vote of Security Holders.
We held our 2007 Annual Meeting of Shareholders on November 13, 2007. At the meeting, four directors, Charles M. Brown, Jerry C. Calhoun, J. Michael Ribaudo, and Arlen I. Prentice were elected to hold office for the terms set forth in our Proxy Statement. All nominees were elected by a majority of votes as follows:

Name	Votes For	Votes Withheld
Charles M. Brown	28,699,931	637,362
Jerry C. Calhoun	28,767,467	569,826
J. Michael Ribaudo	28,702,501	634,792
Arlen I. Prentice	17,707,036	11,630,257
Directors Richard P. Fox, Lorenzo C. Lamadrid, Kathryn L. Munro, and Jan K. Ver Hagen also continued in office following the Annual Meeting.
The appointment of Deloitte & Touche, LLP as our independent registered public accounting firm for the year ended April 30, 2008 was also ratified, with 29,207,590 votes in favor, 70,083 votes against and 59,620 abstentions.
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

FLOW INTERNATIONAL CORPORATION
Date: March 5, 2008	/s/ Charles M. Brown
Charles M. Brown
President and Chief Executive Officer (Principal Executive Officer)

Date: March 5, 2008	/s/ Douglas P. Fletcher
Douglas P. Fletcher
Chief Financial Officer (Principal Financial Officer)