Form 10-K
period 2008-04-30
FLOW INTERNATIONAL CORP
filed 2008-07-14
CIK 713002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-12448

FLOW INTERNATIONAL CORPORATION

Washington	91-1104842
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
23500 - 64th Avenue South
Kent, Washington 98032
(253) 850-3500

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock $.01 Par Value
Preferred Stock Purchase Rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $305,081,732 as of October 31, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, based on a closing price of $8.41 per share as quoted by the NASDAQ Stock Market as of such date. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had 37,591,478 shares of Common Stock, $0.01 par value per share, outstanding as of July 3, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended April 30, 2008 (the “2009 Proxy Statement”). Portions of such proxy statement are incorporated by reference into Part II and III of this Form 10-K. With the exception of such portions of the 2009 Proxy Statement expressly incorporated by into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Annual Report on Form 10-K.

Explanatory Note:

This Form 10-K reflects the restatement of the Company’s Consolidated Financial Statements for the years ended April 30, 2007 and April 30, 2006 and the related Selected Financial Data in Item 6 herein and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 herein. The restatement is more fully described in Note 20 to the Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data” herein.

In addition, as disclosed in Note 18 to the consolidated financial statements, certain restatement adjustments affected interim quarterly financial information for 2008 and 2007. Such restatement adjustments have been reflected in the unaudited selected quarterly financial data appearing herein and, with respect to 2008, will be reflected in our 2009 Quarterly Reports on Form 10-Q as they are filed during the fiscal year ending April 30, 2009.

We have not amended our previously filed Annual Report on Form 10-K or our Quarterly Reports on Form 10-Q for the periods affected by the restatement adjustments, and accordingly, the financial statements and related financial information contained in such reports should no longer be relied upon.

Table of Contents:

Forward-Looking Statements

Forward-looking statements in this report, including without limitation, statements relating to the Company’s plans, strategies, objectives, expectations, intentions, and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “may,” “expect,” “believe,” “anticipate,” “estimate,” “plan” and similar expressions are intended to identify forward-looking statements. These statements are no guarantee of future performance and involve certain risks, assumptions, and uncertainties that are difficult to predict. Therefore, actual outcome and results may differ materially from what is expressed or forecasted in such forward-looking statements.

We make forward-looking statements of our expectations which include but are not limited to:

•	our belief that waterjet technology is in the early adoption phase of its product life cycle;

•	our belief that our on-time delivery and technical service combine for the best all-around value for our customers;

•	our belief that while competitors generally offer a lower price, the quality of our parts, coupled with our service, makes us the value leader in spares and consumables;

•	our belief that our principal properties are adequate for our present needs and that supplemented by planned improvements and construction, we expect them to remain adequate for the foreseeable future;

•	our belief that the strategies and actions we intend to take in fiscal year 2009 and beyond, including increasing market awareness of waterjet technology to drive increased market penetration and improvement of our operational efficiency, will help us achieve our long-term goals of compound annual revenue growth rate of 10% and operating income annual growth rate of at least 20%;

•	our belief that we will be able to fund the commitments for inventory purchases, including all open purchase orders, with existing cash and our cash flows from operations in future periods

•	our investment in the development of innovative products and services to maintain our technological leadership position as well as enhancement of our current product lines;

•	our intent to continue to make improvements to our system of internal controls and to continue to make improvements in the documentation and implementation training of our accounting policies;

•	our ability to absorb cyclical downturns through the flexibility of our ultrahigh-pressure technology and market diversity;

•	our ability to retain a technical lead over our competitors through non-patented proprietary trade secrets and know-how in ultrahigh-pressure applications;

•	our plan to continue capital spending on information technology and facilities and our expectation that the funds necessary for this will be generated internally;

•	our expectation that for matters other than Omax, Crucible, and Collins and Aikman, these pending legal proceedings will not have a material adverse effect on our consolidated financial position;

•	our expectation that our credit line will provide us with liquidity that could be used to make acquisitions, or fund the repurchase of shares;

•	our belief that our existing cash, our cash from operations, and credit facilities at April 30, 2008 are adequate to fund our operations for the next twelve months;

•	our expectation that our unrecognized tax benefits will not change significantly within the next twelve months.

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

PART I

Item 1.	Description of the Business

Business Overview

Flow International Corporation and its subsidiaries (hereinafter collectively referred to as “the Company”, “we”, or “our” unless the context requires otherwise) is a technology-based global company providing customer-driven waterjet cutting and cleaning solutions. Our ultrahigh-pressure water pumps generate pressures from 40,000 to over 87,000 pounds per square inch (psi) and power waterjet systems that are used to cut and clean materials. Waterjet cutting is a fast-growing alternative to traditional cutting methods and has uses in many applications from food and paper products to steel and carbon fiber composites.

This portion of our Form 10-K provides detailed information about who we are, what we do and where we are headed. Unless otherwise specified, current information reported in this Form 10-K is as of, or for the year ended April 30, 2008.

Our History

Flow International Corporation was incorporated in Delaware in 1983 as Flow Systems, Inc. and was reincorporated in Washington in October 1998. Our innovations and accomplishments through the years include:

•	Invented abrasive waterjet system in 1979

•	First to introduce ultrahigh-pressure direct drive pumps up to 55,000 psi in 2000

•	First to introduce WindowsR-based intelligent waterjet control software — FlowMastertm — to the industry

•	First to introduce a 60,000 psi intensifier pump in 1998

•	First to develop advanced motion control waterjet — Dynamic WaterjetR — to increase cut accuracy and speed

•	3-Dimensional 5-Axis Waterjet machining capability

•	Introduced 87,000 psi Intensifier Pump in 2006 — which is still unmatched by competition

Business Segments

We operate in four reportable segments, which are North America Waterjet, Asia Waterjet, Other International Waterjet and Applications. The North America, Asia, and Other International Waterjet segments include our cutting and cleaning systems using ultrahigh-pressure as well as parts and services further described below in the respective geographic areas. The Applications segment includes systems for robotic articulation applications and automation systems which may or may not use ultrahigh-pressure. These systems are primarily used in automotive applications. Effective September 2007, our Applications segment ceased the pursuit of sales of non-waterjet automation systems to focus on increasing revenue from systems that integrate waterjet cutting technology.

For further discussion on our business segments, see Note 16: Business Segments and Geographic Information of the Consolidated Financial Statements.

Sales Outside the United States

In fiscal year 2008, 55% — or $133.3 million — of our total consolidated sales were to customers outside the United States, this included:

•	$19.6 million of exports from the United States;

•	$56.4 million of sales from Europe; and

•	$57.3 million of sales from our other foreign locations

Products and Services

Our mission is to provide the highest value customer-driven waterjet cutting and cleaning solutions. We strive to improve our customers’ profitability through the development of innovative products and services that expand our customers’ markets and increase their productivity. The primary components of our product line include versatile waterjet cutting and industrial cleaning systems. We provide total system solutions for various industries including aerospace, automotive, stone and tile, job shop, and industrial cleaning.

Our ultrahigh-pressure technology has two broad applications: cutting and cleaning.

Waterjet Cutting.  The primary application of our ultrahigh-pressure water pumps is cutting. In cutting applications, an ultrahigh-pressure pump pressurizes water from 40,000 to 87,000 psi, and forces it through a small orifice, generating a high-velocity stream of water traveling at three or more times the speed of sound. In order to cut metallic and other hard materials, an abrasive substance, usually garnet is added to the waterjet stream creating an abrasive jet. Our cutting systems typically include a robotic manipulator that moves the cutting head. Our systems may also combine waterjet with other applications such as conventional machining, pick and place handling, inspection, assembly, and other automated processes. Our waterjet cutting systems cut virtually any shape in a single step with edge quality that usually requires no secondary finishing and are the most productive solutions for cutting a wide range of materials from 1/16 inch to over 24 inches thick. We offer two different pump technologies: ultrahigh-pressure intensifier and direct drive pumps, ensuring our customers get the pump that is right for them and their unique application. Our intensifier pumps pressurize water up to 87,000 psi, and our direct drive pumps pressurize water up to 55,000 psi.

Waterjet cutting is recognized as a more flexible, cost effective and accurate alternative to traditional cutting methods such as lasers, saws or plasma. It has greater versatility in the types of products it can cut, and, because it cuts without heat or imparted energy, often reduces or eliminates the need for secondary processing operations and special fixturing. Therefore, waterjet cutting has applications in many industries, including aerospace, defense, automotive, semiconductors, disposable products, food, glass, job shop, sign, metal cutting, marble, tile and other stone cutting, and paper slitting and trimming.

Industrial Cleaning Products.  Our ultrahigh-pressure industrial cleaning systems are used in waterjet cleaning for fast surface preparation. These systems use direct drive pumps to create pressures in the range of 40,000 to 55,000 psi. Because only pure water is used to remove coatings, waterjetting costs less than grit blasting by eliminating the need for collection, containment, and disposal of abrasive. Removing coatings with water instead of grit allows for other work to be done during the waterjet operation. Steel, mechanical and electrical work, or painting, can be performed concurrently with waterjet industrial cleaning, which means projects are completed in less time and there are fewer environmental concerns than with traditional methods such as sandblasting.

Parts and Services.  We also offer consumable parts and services. Consumables represent parts used by the pump and cutting head during operation, such as seals and orifices. Many of the consumable or spare parts are proprietary in nature and are patent protected. We also sell various tools and accessories which incorporate ultrahigh-pressure technology, as well as aftermarket consumable parts and service for our products.

Marketing and Customers

Our marketing emphasizes a consultative application-oriented sales approach and is centered on increased awareness of the capabilities of our technology as we believe that waterjet technology is in the early adoption phase of its product life cycle. These efforts include increased presence at tradeshows, advertising in print media and other product placements and demonstration/educational events as well as an increase in domestic and international sales representation, including distributors. To enhance the effectiveness of sales efforts, our marketing staff and sales force gather detailed information on the applications and requirements in targeted market segments. We also utilize telemarketing and the Internet to generate sales leads in addition to lead generation through tradeshows and print media. This information is used to develop standardized and customized solutions using ultrahigh-pressure and robotics technologies.

We offer our spare parts and consumables through the Internet at our Flowparts.com website in the U.S. and Floweuropeparts.com in Europe where we strive to ensure that we are able to ship a large number of parts within 24 hours to our customers. We are currently evaluating this option for our other international markets.

We have established strong relationships with a diverse set of customers. No single customer or group of customers under common control accounted for 10% or more of our total consolidated sales in fiscal year 2008.

Our sales are affected by worldwide economic changes. However, we believe that our ability to gain market share in the machine cutting tool market due to the productivity enhancing nature of our ultrahigh-pressure technology and the diversity of our markets, along with the relatively early adoption phase of our technology, enable us to absorb cyclical downturns with less impact than conventional machine tool manufacturers.

Competition in Our Markets

Our major markets — both domestic and foreign — are highly competitive, with our products competing against other waterjet competitors as well as technologies such as lasers, saws, plasma, shears, routers, drills, and abrasive blasting techniques. Most of our waterjet competitors provide only portions of a waterjet system such as pumps or control systems. Other competitors integrate components from a variety of suppliers to provide a complete solution. Under the Flow brand, we compete in the high-end and mid-tier segments of the waterjet cutting market through product quality and superior service reliability, value, service and technology. Through our secondary brand, Waterjet Protm, we compete in the lower priced segments of the market. Approximately 80 firms, other than Flow, have developed tools for cleaning and cutting based on waterjet technology. We believe we are the leader in the global waterjet cutting systems market.

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

We estimate that the waterjet cutting solutions market opportunity exceeds $1 billion in annual potential or twice the current level. The total market potential continues to grow as new applications are developed. The rapidly increasing global market for waterjet solutions while providing high growth opportunities is also attracting new market entrants which will increase competition.

In addition to pumps and systems, we sell spare parts and consumables. We believe our on-time delivery and technical service combine for the best all-around value for our customers but, we face competition from numerous other companies who sell non-proprietary replacement parts for our machines. While they generally offer a lower price, we believe the quality of our parts, coupled with our service, makes us the value leader in spares and consumables.

Raw Materials

We depend on the availability of raw materials, parts and subassemblies from our suppliers and subcontractors. Principal materials used to make waterjet products are metals, and plastics, typically in sheets, bar stock, castings, forgings and tubing. We also purchase many electrical and electronic components, fabricated metal parts, high-pressure fluid hoses, ball screws, seals and other items integral to our products. Suppliers are competitively selected based on cost, quality, and delivery. Our suppliers’ ability to provide timely and quality raw materials, components, kits and subassemblies affects our production schedules and contract profitability. We maintain an extensive qualification and performance surveillance system to control risk associated with this reliance on the supply chain. Most significant raw materials we use are available through multiple sources.

Our strategic sourcing initiatives seek to find ways of mitigating the inflationary pressures of the marketplace. In recent years, these inflationary pressures have affected the market for raw materials. The weakening dollar is also causing our supply chain to feel abnormal cost pressures. These factors may force us to renegotiate with our suppliers and customers to avoid a significant impact to our margins and results of operations. These macro-economic pressures may increase our operating costs with consequential risk to our cash flow and profitability. We currently do not employ forward contracts or other financial instruments to hedge commodity price risk, although we continuously explore supply chain risk mitigation strategies.

Intellectual Property

We have a number of patents related to our processes and products both domestically and internationally. While in the aggregate our patents are of material importance to our business, we believe that no single patent or group of patents is of material importance to our business as a whole. We also rely on non-patented proprietary trade secrets and knowledge, confidentiality agreements, creative product development and continuing technological advancement to maintain a technological lead on our competitors.

Product Development

Our research and development is focused on continued improvement of our existing products and the development of new products. During the year ended April 30, 2008, we expensed $8.3 million related to product research and development as compared to $8.7 million for 2007 and $6.7 million for 2006. Our future success depends on our ability to continue to maintain a robust research and development program that allows us to develop competitive new products and applications that satisfy customer requirements, as well as enhance our current product lines. Research and development costs were between 3% and 4% of total revenue during each of the years ended April 30, 2008, 2007, and 2006.

Backlog

Our backlog increased 14% from $31.0 million at April 30, 2007 to $35.3 million at April 30, 2008. The backlog at April 20, 2008 and 2007 represented 14% of our trailing twelve months sales in each of the respective periods.

Backlog includes firm orders for which written authorizations have been accepted and revenue has not yet been recognized. Generally our products, exclusive of the aerospace product line, can be shipped within a four to 16 week period. Aerospace systems typically have lead times of six to 18 months. The unit sales price for most of our products and services is relatively high (typically ranging from tens of thousands to millions of dollars) and individual orders can involve the delivery of several hundred thousand dollars of products or services at one time. The changes in our backlog are not necessarily indicative of comparable variations in sales or earnings. Due to possible customer changes in delivery schedules and cancellation of orders, our backlog at any particular date is not indicative of actual sales for any succeeding period. Delays in delivery schedules and/or a reduction of backlog during any particular period could have a material adverse effect on our business and results of operations.

Working Capital Practices

There are no special or unusual practices relating to our working capital items. We generally require advance payments as deposits on customized equipment and standard systems and require progress payments during the manufacturing of these products or prior to product shipment.

Employees

We had approximately 759 full time employees as of April 30, 2008 compared to 756 in the prior year. This number includes 59% located in the United States and 41% located in other foreign locations. Our success depends in part on our ability to attract and retain employees. None of our employees are covered by collective bargaining agreements. We continue to have satisfactory employee relations.

Available Information

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on the Company’s website at www.flowcorp.com as soon as is reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

The materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 and can also be obtained by calling the SEC at 1-800-SEC-0330. Information available on our website is not incorporated by reference in and is not deemed a part of this Form 10-K.

Item 1A.	Risk Factors

We are subject to certain risks and events that, if one or more of them occur, could adversely affect our business, our financial condition and our results of operations, and the trading price of our common stock.

You should consider the following risk factors, in addition to the other information presented in this report and the matters described in our “Forward-Looking Statements” section, as well as other reports and registration statements we file from time to time with the SEC, in evaluating us, our business, and an investment in our securities.

Risks Related to our Industry and Business

We are experiencing increased competition in our markets, and the failure to complete effectively could have an adverse effect on our business, financial condition, and results of operations.

We are facing increased competition in a number of our served markets as a result of the entry of new competitors, some of which have greater financial resources or lower production costs than we do. In order to compete effectively, we must retain our relationships with existing customers, establish relationships with new customers, continually develop new products and services designed to maintain our leadership technology position and penetrate new markets. Our failure to compete effectively may reduce our revenues, profitability and cash flow, and pricing pressures may adversely impact our profitability.

Cyclical economic conditions may adversely affect our financial condition and results of operations or our growth rate could decline if the markets into which we sell our products decline or do not grow as anticipated.

Our products are sold in industries and end-user applications that have historically experienced periodic downturns, such as automotive, aerospace, paper, job shops and stone and tile. Cyclical weaknesses in the industries that we serve have led and could continue to lead to a reduced demand for our products and adversely affect our financial condition and results of operations. Any competitive pricing pressures, slowdown in capital investments or other downturn in these industries could adversely affect our financial condition and results of operations in any given period. Additionally, visibility into our markets is limited. Our quarterly sales and operating results depend substantially on the volume and timing of orders received during the quarter, which are difficult to forecast. Any decline in our customers’ markets would likely result in diminished demand for our products and services and would adversely affect our growth rate and profitability.

If we are unable to complete the upgrades to our information technology systems that are currently in process, or our upgrades are unsuccessfully implemented, our future success may be negatively impacted.

In order to maintain our leadership position in the market and efficiently process increased business volume, we are making a significant multi-year upgrade to our computer hardware, software and our Enterprise Resource Planning (“ERP”) system. Should we be unable to continue to fund this upgrade, or should the ERP system upgrade be unsuccessful or take longer to implement than anticipated, our ability to grow the business and our financial results could be adversely impacted.

International economic, political, legal and business factors could negatively affect our results of operations, cash flows and financial condition.

In 2008, approximately 55% of our sales were derived outside the U.S. Since our growth strategy depends in part on our ability to further penetrate markets outside the U.S., we expect to continue to increase our sales outside the U.S., particularly in emerging markets. In addition, two of our manufacturing operations and many of our suppliers are located outside the U.S. Our international business is subject to risks that are customarily encountered in non-U.S. operations, including:

•	interruption in the transportation of materials to us and finished goods to our customers;

•	changes in a specific country’s or region’s political or economic conditions;

•	trade protection measures;

•	import or export licensing requirements;

•	unexpected changes in laws or licensing and regulatory requirements, including negative consequences from changes in tax laws;

•	limitations on ownership and on repatriation of earnings;

•	difficulty in staffing and managing widespread operations;

•	differing labor regulations;

•	differing protection of intellectual property; and

•	terrorist activities and the U.S. and international response thereto.

Any of these risks could negatively affect our results of operations, cash flows, financial condition and overall growth.

Changes in our tax rates or exposure to additional income tax liabilities could affect our profitability. In addition, audits by tax authorities could result in additional tax payments for prior periods.

We are subject to income taxes in the U.S. and in various foreign jurisdictions. Domestic and international tax liabilities are subject to the allocation of income among various tax jurisdictions. Our effective tax rate can be affected by changes in the mix of earnings in countries with differing statutory tax rates (including as a result of business acquisitions and dispositions), changes in the valuation of deferred tax assets and liabilities, accruals related to unrecognized tax benefits, the results of audits and examinations of previously filed tax returns and changes in tax laws. Any of these factors may adversely affect our tax rate and decrease our profitability. The amount of income taxes we pay is subject to ongoing audits by U.S. federal, state and local tax authorities and by non-U.S. tax authorities. If these audits result in assessments different from our unrecognized tax benefits, our future results may include unfavorable adjustments to our tax liabilities.

We may not be able to retain or hire key personnel.

To operate successfully and manage potential future growth, the Company must attract and retain qualified managerial, sales, technical and other personnel. We face competition for and cannot assure that we will be able to attract and retain such qualified personnel. If we lose key personnel or are unable to hire and retain additional qualified personnel, our business, financial condition and operating results could be adversely affected.

Our inability to protect our intellectual property rights, or our possible infringement on the proprietary rights of others, and related litigation could be time consuming and costly.

We defend our intellectual property rights because unauthorized copying and sale of our proprietary equipment and consumables represents a potential loss of revenue to us. From time to time we also receive notices from others claiming we infringe their intellectual property rights. The number of these claims may grow in the future, and responding to these claims may require us to stop selling or to redesign affected products, or to pay damages. On November 18, 2004, Omax Corporation (“Omax”) filed suit against us alleging that our products infringe Omax’s patents. The suit also seeks to have a specific patent we hold declared invalid. Although the suit seeks damages of over $100 million, we believe Omax’s claims are without merit and we are contesting Omax’s allegations of infringement and also vigorously pursuing our claims against Omax with regard to our own patent. The outcome of this case is uncertain, and an unfavorable outcome is reasonably possible. We have and could continue to spend substantial amounts contesting Omax’s claims and pursuing our own except as discussed in Note 9: Commitments and Contingencies to the Consolidated Financial Statements.

Foreign currency exchange rates and commodity prices may adversely affect our results of operations and financial condition.

We are exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates and commodity prices. We have substantial assets, liabilities, revenues and expenses denominated in currencies other than the U.S. dollar, and to prepare our consolidated financial statements, we must translate these items into U.S. dollars at the applicable exchange rates. In addition, we are a large buyer of steel, as well as other commodities required for the manufacture of products. As a result, changes in currency exchange rates and commodity prices may have an adverse effect on our results of operations and financial condition.

If we cannot obtain sufficient quantities of materials, components and equipment required for our manufacturing activities at competitive prices and quality and on a timely basis, or if our manufacturing capacity does not meet demand, our business and financial results will suffer.

We purchase materials, components and equipment from third parties for use in our manufacturing operations. Some of our businesses purchase their requirements of certain of these items from sole or limited source suppliers. If we cannot obtain sufficient quantities of materials, components and equipment at competitive prices and quality and on a timely basis, we may not be able to produce sufficient quantities of product to satisfy market demand, product shipments may be delayed or our material or manufacturing costs may increase. In addition, because we cannot always immediately adapt our cost structures to changing market conditions, our manufacturing capacity may at times exceed our production requirements or fall short of our production requirements. Any or all of these problems could result in the loss of customers, provide an opportunity for competing products to gain market acceptance and otherwise adversely affect our business and financial results.

If we cannot develop technological advancements to our products through continued research and development, our financial results may be adversely affected.

In order to maintain our position in the market, we need to continue investment in research and development to improve our products and technologies and introduce new products and technologies. If we are unable to make such investment, if our research and development efforts do not lead to new and/or improved products or technologies, or if we experience delays in the development or acceptance of new and/or improved products, our financial condition and results of operations could be adversely affected.

Our reputation and our ability to do business may be impaired by improper conduct by any of our employees, agents or business partners.

We cannot provide assurance that our internal controls will always protect us from reckless or criminal acts committed by our employees, agents or business partners that would violate U.S. and/or non-U.S. laws, including the laws governing payments to government officials, competition, money laundering and data privacy. Any such improper actions could subject us to civil or criminal investigations in the U.S. and in other jurisdictions, could lead to substantial civil or criminal, monetary and non-monetary penalties against us or our subsidiaries, and could damage our reputation.

Risks Related to Ownership of Our Common Stock

The price of our common stock may be volatile.

The market price of our common stock may be influenced by many factors, many of which are beyond our control, including those described above under “Risk Related to our Industry and Business” and the following:

•	fluctuations in general economic conditions;

•	demand for ultrahigh-pressure pumps and ultrahigh-pressure systems generally;

•	fluctuations in the capital budgets of customers; and

•	development of superior products and services by our competitors.

In the past, our operating results have fluctuated significantly from quarter to quarter and may continue to do so in the future due to the factors above and others that are disclosed elsewhere in this Annual Report. Our operating results may in some future quarter fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock could decline significantly. In addition, factors within our control, such as our ability to deliver equipment in a timely fashion, have caused our operating results to fluctuate in the past and may affect us similarly in the future.

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

We have outstanding options, and restricted stock units that have the potential to dilute the return of our existing common shareholders and cause the price of our common stock to decline.

We have granted stock options to our employees and other individuals. At April 30, 2008, we had options outstanding to purchase 773,500 shares of our common stock, at exercise prices ranging from $5.71 to $12.13 per share. In addition, we have compensation plans with certain employees which granted those employees common stocks or restricted stock units totaling 296,773 shares in fiscal year 2008.

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

Risks Related to the Pending Omax Transaction

Our proposed merger with Omax Corporation (“Omax”) may fail to close or there could be substantial delays and costs before the merger is completed, including the loss of the $6 million consideration paid for the exclusive option to purchase Omax.

On December 4, 2007, we entered into an option agreement that provides us with a period of exclusivity to negotiate the acquisition of Omax. The proposed transaction is subject to due diligence, the negotiation of a mutually acceptable definitive agreement and other customary closing conditions, including approval of the merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the HSR Act”). On July 10, 2008, in connection with the pending merger with Omax referred to in Note 17, the Federal Trade Commission (“FTC”) accepted an Agreement Containing Consent Order (the “proposed consent order”) that will remedy competitive concerns about the proposed transaction alleged in the FTC’s simultaneously issued Complaint. The proposed consent order is subject to a 30 day public notice and comment period, following which the FTC will decide whether to make it final. The Company is permitted to close the transaction prior to the expiration of the 30 day public notice and comment period; however, the Company does not anticipate that other closing conditions of the transaction will be satisfied prior to such time. Furthermore, there can be no assurances that a mutually acceptable definitive agreement will be negotiated and that all other closing conditions will be satisfied and that the Omax merger will be consummated.

If the proposed merger with Omax is not closed, the continuation of the litigation could be time consuming and costly.

If the proposed transaction is consummated, the patent litigation between the parties, Omax Corporation v. Flow International Corporation, United States District Court, Western Division at Seattle, Case No. CV04-2334, will be terminated without any additional amounts being paid in settlement. If the transaction is not closed, the litigation may continue which could be time consuming and costly.

Our proposed merger with Omax may result in dilution to our existing shareholders.

Under the Option Agreement, 3.75 million shares of common stock (or if the Closing Share Price is less than $9.00, such greater number as is necessary so that the value of the shares delivered is $33.75 million) would be issued at closing and up to 1,733,334 additional shares of common stock based on the Average Share Price for the six months ending twenty four months after closing. The additional shares to be delivered will be determined using a sliding scale as follows: if the average share price is $13 or less, no additional shares are delivered; if the average share price is $15 or more, 1,733,334 shares will be delivered; provided that if the Closing Share Price at the time the transaction is consummated is less than $9.00, the additional shares will be reduced by the equivalent shares attributable to the difference between $9.00 and the Closing Share Price. These additional shares issued in connection with the merger with Omax will have a dilutive impact on the number of our shares outstanding and may also adversely affect the prevailing market price of our common stock. If more than 3.75 million shares are to be delivered, the Company has the right to deliver cash in the amount of the value of the shares rather than shares.

We may not be able to successfully integrate Omax into our existing business.

If the transaction is closed, there will be a significant risk relating to integration. The integration of Omax will be a time consuming and expensive process and may disrupt the combined company’s operations if it is not completed in a timely and efficient manner. If this integration effort is not successful, the combined company’s results of operations could be harmed, employee morale could decline, key employees could leave, and customers could cancel existing orders or choose not to place new ones. In addition, the combined company may not achieve anticipated synergies or other benefits of the merger. If the anticipated benefits of the merger are not realized or do not meet the expectations of financial or industry analysts, the market price of the Company’s common stock may decline.

We may assume unknown liabilities in the merger with Omax that could harm our financial condition and operating results.

The due diligence that we have and will be able to perform before the proposed merger may be limited and may not be sufficient to identify before the closing all possible breaches of representations and warranties. As a result, we may, among other things, assume unknown liabilities not disclosed by the seller or uncovered during pre-merger due diligence. These obligations and liabilities could harm our financial condition and operating results. Our rights to indemnification for breaches of representations and warranties will, except in certain limited circumstances, be limited to a maximum of $13.2 million.

We may incur significant indebtedness following the merger, which could adversely affect our liquidity.

In order to finance a portion of the cash consideration, we will incur additional indebtedness. As a result of this indebtedness, demands on our cash resources will increase, which could affect our liquidity and, therefore, could have important effects on an investment in our common stock. For example, while the impact of this increased indebtedness is expected to be addressed by the combined cash flows of the Company and Omax, the increased level of indebtedness could nonetheless create competitive disadvantages for us compared to other companies with lower debt levels.

Item 1B.	Unresolved Staff Comments

There are no unresolved comments that were received from the SEC staff relating to our periodic or current reports under the Securities Exchange Act of 1934.

Item 2.	Properties

We occupied approximately 394 thousand square feet of floor space on April 30, 2008 for manufacturing, warehousing, engineering, administration and other productive uses, of which approximately 49% was located in the United States.

The following table provides a summary of the floor space by segment:

	Owned	Leased
	(In square feet)

North America Waterjet	51,600	140,000
Asia Waterjet	72,521	23,772
Other International Waterjet	—	52,377
Applications	—	53,320

Total	124,121	269,469

We have operations at the following locations:

•	North America Waterjet — Kent, Washington, which is our headquarters and the primary ultrahigh-pressure pump manufacturing facility and Jeffersonville, Indiana, a manufacturing facility;

•	Asia Waterjet — Yokohama and Nagoya, Japan; Shanghai, QuangChou and Beijing, China; Incheon, Korea; and Hsinchu, Taiwan, a manufacturing facility;

•	Other International Waterjet — Bretten, Germany; Birmingham, England; Milan, Italy; Madrid, Spain; Lyon, France; Czech Republic; Sao Paulo, Brazil; and Buenos Aires; Argentina;

•	Applications — Burlington, Canada, which was the principle manufacturing facility of our Application systems and which management has made a strategic decision to close in fiscal year 2009.

We believe that our principal properties are adequate for our present needs and, supplemented by planned improvements and construction, expect them to remain adequate for the foreseeable future.

Item 3.	Legal Proceedings

At any time, we may be involved in certain legal proceedings. Our policy is to routinely assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after thoughtful analysis of each known issue and an analysis of historical experience. We record reserves related to certain legal matters for which it is probable that a loss has been incurred and the range of such loss can be estimated. With respect to other matters, management has concluded that a loss is only reasonably possible or remote and, therefore, no liability is recorded. Management discloses the facts regarding material matters assessed as reasonably possible and potential exposure, if determinable. Costs incurred with defending claims are expensed as incurred. As of April 30, 2008, we have recorded reserves related to certain legal matters for which it is probable that a loss has been incurred and the range of such loss can be estimated.

Omax Corporation (“Omax”) filed suit against us on November 18, 2004. The case, Omax Corporation v. Flow International Corporation, United States District Court, Western Division at Seattle, Case No. CV04-2334, was filed in federal court in Seattle, Washington. The suit alleges that our products infringe Omax’s Patent Nos. 5,508,596 entitled “Motion Control with Precomputation” and 5,892,345 entitled “Motion Control for Quality in Jet Cutting.” The suit also seeks to have our Patent No. 6,766,216 entitled “Method and System for Automated Software Control of Waterjet Orientation Parameters” declared invalid, unenforceable and not infringed. We have brought claims against Omax alleging certain of their products infringe our Patent No. 6,766,216. Omax manufactures waterjet equipment that competes with our equipment. Both the Omax and our patents are directed at the software that controls operation of the waterjet equipment. Although the Omax suit seeks damages of over $100 million, we believe Omax’s claims are without merit and we intend not only to contest Omax’s allegations of infringement but also to vigorously pursue our claims against Omax with regard to our own patent. The outcome of this case is uncertain and an unfavorable outcome ranging from $0 to $100 million is reasonably possible. We have spent, and could continue to spend, significant amounts on this case except as disclosed in Note 17: Pending Omax Transaction of the Notes to the Consolidated Financial Statements.

In litigation arising out of a June 2002 incident at a Crucible Metals’ (“Crucible”) facility, our excess insurance carrier notified us in December 2006 that it would contest its obligation to provide coverage for the property damage. We believe the carrier’s position is without merit and following the commencement of a declaratory judgment action, the carrier agreed to provide us a defense. The carrier has reserved its right to contest coverage at a future date, however. The unresolved claims relating to this incident total approximately $7 million and we may spend substantial amounts if the carrier chooses, at a future date, to withdraw its defense or contest coverage. We intend to vigorously contest this claim; however, the ultimate outcome or likelihood of this specific claim cannot be determined at this time and an unfavorable outcome is reasonably possible.

In June 2007, we received a claim seeking the return of amounts paid by Collins and Aikman Corporation, a customer, as preference payments. The amount sought as preference payments is approximately $1 million. We intend to vigorously contest this claim; however, the ultimate outcome or likelihood of this specific claim cannot be determined at this time and an unfavorable outcome ranging from $0 to $1 million is reasonably possible.

Other Legal Proceedings — For matters other than Omax, Crucible, and Collins and Aikman described above, we do not believe these proceedings will have a material adverse effect on our consolidated financial position, results of operations, or cash flows. See Note 9: Commitments and Contingencies of the Notes to the Consolidated Financial Statements for a description of our product liability claims and litigation.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended April 30, 2008 through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our stock is traded on the NASDAQ Stock Market under the symbol “FLOW”. The range of high and low sales prices for our common stock for the last two fiscal years is set forth in the following table.

	Fiscal Year 2008		Fiscal Year 2007
	Low	High	Low	High

First Quarter	$9.23	$13.34	$12.53	$16.74
Second Quarter	7.65	9.76	10.60	14.68
Third Quarter	7.22	10.05	9.75	12.41
Fourth Quarter	7.34	10.45	10.43	12.97

Holders of the Company’s Common Stock

As of July 3, 2008, there were approximately 782 holders of record of our common stock.

Dividends

We have not paid dividends to common shareholders in the past. Our Board of Directors intends to retain future earnings, if any, to finance development and expansion of our business and reduce debt and does not expect to declare dividends to common shareholders in the near future. Our ability to pay cash dividends is restricted under our new senior credit agreement which was signed on June 9, 2008. Refer to Note 19: Subsequent Events to the Consolidated Financial Statements for further discussion on this credit facility.

Issuer Purchases of Equity Securities

On October 25, 2007, in a privately negotiated transaction, we repurchased from certain funds managed or advised by Third Point LLC (collectively, “Third Point”) outstanding warrants that gave Third Point the right until March of 2010 to purchase 403,300 of our common stock at an exercise price of $4.07 per share (the “Warrants”). Third Point purchased the Warrants, together with shares of common stock, in our March 2005 Private Investment Public Equity transaction (the “PIPE Transaction”). The Warrants were repurchased from Third Point in connection with our previously announced program to repurchase up to $45 million of our securities. The Warrants were repurchased at a price of $7.43 per Warrant for an aggregate purchase price of $3 million. Third Point was the last holder of warrants issued in the PIPE Transaction; all other warrants had been converted. See Note 10: Shareholders’ Equity of the Notes to the Consolidated Financial Statements for further discussion of this transaction.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about the Company’s equity compensation plans as of April 30, 2008 is as follows:

	Number of Securities	Weighted Average
	to be Issued Upon	Exercise Price of	Number of Securities
	Exercise of	Outstanding	Remaining Available
	Outstanding Options	Options	for Future Issuance

Equity Compensation Plans approved by security holders	773,500	$10.53	1,403,154

For more detailed information regarding the Company’s equity compensation plans, see Note 11: Stock-based Compensation of the Notes to our Consolidated Financial Statements.

Comparison of Five-Year Cumulative Total Shareholder Return*

The graph below compares the cumulative 5-year total return of holders of Flow International Corporation’s common stock with the cumulative total returns of the S&P Smallcap 600 index, the NASDAQ Composite index, and the Dow Jones US Industrial Machinery index.

	4/03	4/04	4/05	4/06	4/07	4/08
Flow International Corporation	100.00	217.95	505.98	1155.56	994.87	857.26
S&P Smallcap 600	100.00	139.94	154.54	203.05	218.58	198.81
NASDAQ Composite	100.00	134.18	134.93	165.79	181.16	173.24
Dow Jones US Industrial Machinery	100.00	128.97	137.21	116.45	121.38	137.39

*	The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Performance Graph Assumptions

•	Assumes a $100 investment in our common stock and in each index in April 30, 2003 and tracks it through to April 30, 2008.

•	Total return assumes all dividends are reinvested.

•	Measurement dates are the last trading day of the fiscal year shown.

Recent Sales of Unregistered Securities

None.

Item 6.	Selected Financial Data

The Company has restated its previously issued Consolidated Financial Statements for the fiscal years ended April 30, 2007 and 2006 as described in Note 20 to the accompanying Consolidated Financial Statements included in Item 8. All affected amounts included herein have been restated.

The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements, the related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in this Annual Report on Form 10-K.

	Year Ended April 30,
		2007(1)	2006(1)
	2008	(Restated)	(Restated)	2005(1)(2)	2004(1)(2)
	(In thousands, except per share amounts)

Statement of Operations Data:
Sales	$244,259	$213,435	$202,658	$169,289	$128,488
Income (Loss) From Continuing Operations	21,911	4,022	7,047	(12,772)	(10,557)
Net Income (Loss)	22,354	3,755	6,677	(21,197)	(11,274)
Basic Income (Loss) Per Share From Continuing Operations	0.59	0.11	0.20	(0.72)	(0.68)
Basic Net Income (Loss) Per Share	0.60	0.10	0.19	(1.19)	(0.73)
Diluted Income (Loss) Per Share From Continuing Operations	0.58	0.11	0.19	(0.72)	(0.68)
Diluted Net Income (Loss) Per Share	0.59	0.10	0.18	(1.19)	(0.73)

	April 30,
		2007	2006
	2008	(Restated)	(Restated)	2005	2004
	(In thousands)

Balance Sheet Data:
Working Capital (Deficit)	$56,126	$43,108	$41,857	$6,154	$(8,757)
Total Assets	151,155	123,172	119,301	118,467	129,272
Short-Term Debt	2,095	7,188	3,247	13,443	48,727
Long-Term Obligations, net	2,333	2,779	3,774	5,704	38,081
Shareholders’ Equity (Deficit)	86,064	61,224	56,557	29,464	(8,217)

(1)	Our consolidated statements of operations for fiscal years 2007 through 2004 have been recast to reflect the results of operations of our CIS Technical Solutions division as discontinued operations.

(2)	Our consolidated statements of operations for fiscal years 2005 and 2004 have been recast to give effect to the sale of the Avure Business and present the results for the Avure Business as discontinued operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We have restated our previously issued Consolidated Financial Statements for the fiscal years ended April 30, 2007 and 2006, as described in Note 20 to the accompanying Consolidated Financial Statements included in Item 8. Note 18 details the impact of the restatement on our previously reported unaudited quarterly financial data for interim periods in 2008 and 2007. All affected amounts and period-to-period comparisons described herein have been restated accordingly.

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and accompanying notes included elsewhere in this Form 10-K.

Our MD&A includes the following major sections:

•	Executive Summary

•	Results of Operations

•	Liquidity and Capital Resources

•	Contractual Obligations

•	Off Balance Sheet Arrangements

•	Critical Accounting Policies and Estimates

•	Recently Issued Accounting Pronouncements

•	Factors Affecting Future Operating Results

Executive Summary

Our objective is to deliver profitable dynamic growth by providing technologically advanced waterjet cutting and cleaning systems to our customers. To achieve this objective, we offer versatile waterjet cutting and industrial cleaning systems and we strive to:

•	expand market share in our current markets;

•	continue to identify and penetrate new markets;

•	capitalize on the our customer relationships and business competencies;

•	develop and market innovative products and applications; and

•	continue to improve operating margins by focusing on operational improvements.

Our ability to fully implement our strategies and achieve our objective may be influenced by a variety of factors, many of which are beyond our control. Refer to discussion under Item 1A: Risk Factors.

Certain factors may cause our results to vary year over year. For the three years ended April 30, 2008, we have identified such factors as follows:

Introduction of New Products

In fiscal year 2007, we introduced the 87,000 psi intensifier pump at the bi-annual International Manufacturing Technology Show (IMTS) in September 2006.

In fiscal year 2006, we introduced the Nanojettm system. This system was used in the semiconductor industry to cut flash memory chips and contributed to 3%, 14% and 28% of sales in the Asia Waterjet segment sales in fiscal years 2008, 2007 and 2006, respectively. Our 55,000 psi Husky pump used in cleaning applications and our Stonecraftertm machine were also introduced in fiscal year 2006.

Intercompany Transfer Pricing Policy

We updated our intercompany transfer pricing policy effective August 1, 2007 to ensure that transactions among our various subsidiaries involved in various aspects of our business were made on arm’s length terms. While the application of our new intercompany transfer pricing policy did not change our revenue or operating performance on a consolidated basis, it impacted the allocation of operating profit amongst our segments. The impact of the new transfer pricing methodology on segment revenues and operating performance will be discussed in the comparative discussion of fiscal year 2008 to fiscal year 2007 results of operations.

Allocation of Corporate Management Fees

During fiscal year 2008, we have allocated corporate management fees in total of $5.2 million from North America Waterjet to the Company’s other operating segments which is part of the reports evaluated by the chief operating decision maker during the current fiscal year. Fiscal year 2007 has been recast to reflect this methodology. We have not recast the results of operations of fiscal year 2006 as doing so would not be practical.

Exit or Disposal Activities

In April 2008, we decided to sell our CIS Technical Solutions division (“CIS” division), which was previously reported as part of our Applications segment. Accordingly, we have recast all periods presented to reflect the results of operating this division in discontinued operations. Operating income for this division totaled $673,000, $654,000, and $342,000 for the years ended April 30, 2008, 2007 and 2006, respectively.

On June 2, 2008, we committed to a plan to establish a single facility for designing and building our advanced waterjet systems at our Jeffersonville, Indiana facility and to close our manufacturing facility in Burlington, Ontario, Canada. We estimate that the costs associated with the closure of the Burlington facility and the costs associated with moving production to our Jeffersonville facility will range from $2.6 million to $2.8 million in fiscal 2009, including from $1.5 million to $1.7 million for severance and termination benefits and $1 million to $1.2 million for facility closure and relocation costs. Based on our plans to close our Burlington, Ontario manufacturing facility we recorded an impairment charge of $97,000 related to the impairment of long-lived assets in accordance with Statement of Financial Accounting Standard No. 144 (“FAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Results of Operations

Summary Consolidated Results for Fiscal Years 2008, 2007, and 2006

	Year Ended April 30,			% Change 2008	% Change 2007
	2008	2007	2006	Versus 2007	Versus 2006
	(In thousands, except per share amounts)

Sales	$244,259	$213,435	$202,658	14%	5%
Operating Income	16,779	4,657	20,271	260%	(77)%

	Year Ended April 30,			% Change 2008	% Change 2007
	2008	2007	2006	Versus 2007	Versus 2006
	(In thousands, except per share amounts)

Sales
Systems	$176,755	$155,463	$150,323	14%	3%
Consumable parts	67,504	57,972	52,335	17%	11%
Total Sales	244,259	213,435	202,658	14%	5%

Fiscal year 2008 compared to fiscal year 2007

Sales growth of $30.8 million or 14% was primarily driven by increased adoption of waterjet cutting and cleaning technology in the global markets and increased sales of 87,000 psi systems. The strengthening of the Brazilian Real versus the U.S. dollar improved our competitive position in Latin America markets. Excluding the impact of foreign currency changes, sales increased $20.2 million or 10% in 2008.

Total system sales were up $21.3 million or 14%. Excluding sales to the aerospace industry and Applications segment, system sales increased 22%. Consumable parts sales increased $9.5 million or 16% due to the increased installed base of systems and improved parts availability as well as the use of Flowparts.com and Floweuropeparts.com, our easy-to-use internet order entry systems. Flowparts.com has been deployed in the United States for three years and Floweuropeparts.com has been deployed in Europe for approximately two years.

Operating income growth was primarily driven by the higher sales discussed above along with lower operating expenses related to the timing of new product launches. In the prior year, we incurred expenses related to new core product development such as Stonecraftertm, the 87,000 psi pump and the 55,000 psi Husky. Additionally, there were lower professional fees for legal, audit, and consulting fees for assistance with Sarbanes-Oxley compliance during the current fiscal year.

Fiscal year 2007 compared to fiscal year 2006

Sales growth was due to management’s focus on the core of our business — ultrahigh-pressure water pumps and the applications that integrate these pumps to cut and clean material. Improved global awareness of the benefits of waterjet cutting and cleaning technology over other traditional methods has resulted in increased global adoption of waterjet cutting and cleaning technology across multiple industries.

Operating income in fiscal year 2007 was negatively impacted by increased material and warranty costs, and the compensation expense incurred to amend the former CEO’s employment contract. Additionally, fiscal year 2007 operating expenses included legal, consulting fees, and losses totaling $3 million related to the Asia investigations which were discussed in previous filings. These investigations related to irregularities discovered in our Taiwan and Korean operations. In response to the investigations’ findings, we developed a remediation plan which has been implemented by senior management with the advice and counsel of the Audit Committee and its advisors. The remediation plan involved rebuilding the Flow Asia organization; including actions to assure clear and comprehensive policies, establish and communicate behavior standards and assure appropriate tone at the top.

Segment Results of Operations

We operate in four reportable segments, which are North America Waterjet, Asia Waterjet, Other International Waterjet and Applications. This section provides a comparison of net sales and operating expenses for each of our segments for the last three fiscal years. For further discussion on our business segments, refer to Note 16: Business Segments and Geographic Information of the Consolidated Financial Statements.

North America Waterjet Segment

Our North America Waterjet segment includes sales and expenses related to our cutting and cleaning systems using ultrahigh-pressure water pumps as well as parts and services to sustain these installed systems in our North America business units.

	Year Ended April 30,				% Change 2008	% Change 2007
	2008		2007	2006	Versus 2007	Versus 2006
	(In thousands)

Sales	$130,556		$119,147	$109,686	10%	9%
% of total company sales	53	%*	56%*	54%*	NM	NM
Gross Margin	61,250		52,683	54,132	19%	(3)%
Gross Margin as % of sales	47%		44%	50%	NM	NM
Operating Expenses
Sales and Marketing	21,978		22,947	18,899	(4)%	21%
Research and Engineering	7,667		7,955	6,061	(4)%	31%
Gain on Barton Sale	—		—	(2,500)	NM	NM
General and Administrative	21,620		24,702	27,298	(12)%	(10)%
Total Operating Expenses	$51,265		$55,604	$49,758	(8)%	12%
Operating Income (Loss)	$9,985		$(2,921)	$4,374	NM	NM

NM = Not Meaningful

*	Total sales in our North America Waterjet segment include sales to customers who reside outside the United States

Fiscal year 2008 compared to fiscal year 2007

In fiscal year 2008:

Sales increased $11.4 million or 10% over the prior year and constituted 53% of total sales primarily due to the following:

•	Increased market awareness and adoption of waterjet technology and the positive market reception to our 87,000 psi high pressure pump.

•	Strong demand for our spare parts due to increased number of systems in service.

The positive factors above were offset by a $7.3 million or 36% decrease in aerospace sales over the prior year due to delayed aerospace contract awards.

Gross margin for the year ended April 30, 2008 amounted to $61.3 million or 47% of sales compared to $52.7 million or 44% of sales in the prior year. Generally, comparison of gross margin rates will vary period over period based on changes in our product sales mix and prices, which includes advanced systems, standard systems and consumables and levels of production volume. Margins in our North America Waterjet segment increased on improved product pricing and higher intercompany prices charged to foreign subsidiaries.

Operating expense changes consisted of the following:

•	A reduction in sales and marketing expenses of $969,000 or 4% primarily as a result of a lower customer support costs driven by lower aerospace sales when compared to the prior year;

•	A reduction in research and engineering costs of $288,000 or 4% related to the timing of new product launches. The prior year comparative period included engineering expenses to support new core product development such as Stonecraftertm, the 87,000 psi pump, and the 55,000 psi pump; and

•	A reduction in general and administrative expenses of $3.1 million or 12% primarily attributable to lower professional fees for legal, audit and Sarbanes Oxley compliance costs which were $5.4 million in fiscal year 2008 compared to $8.6 million in the prior year.

Fiscal year 2007 compared to fiscal year 2006

In fiscal year 2007:

Sales increased $9.5 million or 9% over fiscal year 2006 primarily due to the following:

•	Increasing demand for our standard shapecutting systems and spare parts due to increased awareness of waterjet cutting technology and investments in awareness campaign and tradeshows.

Aerospace sales decreased $484,000 or 2% from $20.8 million in fiscal year 2006 to $20.3 million in fiscal year 2007 due to delayed aerospace contract awards.

Gross margin for the year ended April 30, 2007, was $52.7 million or 44% of sales compared to $54.1 million or 50% of sales in the prior year. Margins in North America declined from the prior year due to higher material prices and warranty costs, and lower average margins on aerospace systems due to lower volume.

Operating expense changes consisted of the following:

•	An increase in sales and marketing expenses of $4 million or 21% which stemmed from increased investment in sales and marketing staff and higher tradeshow expenses due to our attendance at the bi-annual International Manufacturing Technology Show held in Chicago in September 2006;

•	An increase of $1.9 million or 31% in research and engineering expenses attributable to additional engineering resources to support the development of new core products such as Stonecraftertm, the 87,000 psi pump, and the 55,000 psi pump; and

•	A decrease of $2.6 million or 10% in general and administrative expenses attributable to lower incentive compensation expenses in fiscal year 2007 primarily as a result of a $1.2 million reversal of previously accrued compensation costs related to our Long-term Incentive Plan (LTIP). Additionally, fiscal year 2006 also included costs for the termination of the Key Executive Retention Plan of $899,000 and higher incentive compensation expenses under an annual incentive plan in fiscal year 2006.

Asia Waterjet Segment

Our Asia Waterjet segment includes sales and expenses related to selling activities of our cutting and cleaning systems using ultrahigh-pressure water pumps as well as parts and services to sustain these installed systems in our Asia-Pacific business units.

	Year Ended April 30,			% Change 2008	% Change 2007
	2008	2007	2006	Versus 2007	Versus 2006
			(In thousands)

Sales	$30,739	$30,845	$36,264	(0.3)%	(15)%
% of total company sales	13%	14%	18%	NM	NM
Gross Margin	13,789	17,497	21,598	(21)%	(19)%
Gross Margin as % of sales	45%	57%	60%	NM	NM
Operating Expenses
Sales and Marketing	5,171	4,771	4,478	8%	7%
Research and Engineering	440	686	585	(36)%	17%
General and Administrative	4,630	7,239	1,943	(36)%	273%
Total Operating Expenses	$10,241	$12,696	$7,006	(19)%	81%
Operating Income	$3,548	$4,801	$14,592	(26)%	(67)%

NM = Not Meaningful

Fiscal year 2008 compared to fiscal year 2007

In fiscal year 2008:

Sales decreased $106,000 or 0.3% over the prior year and constituted 13% of total sales due to a slowdown in sales to the semiconductor industry.

Gross margin for the year ended April 30, 2008 amounted to $13.8 million or 45% of sales compared to $17.5 million or 57% of sales in the prior year. Margins in Asia Waterjet segment declined due to changes in our product mix including lower sales to the semiconductor industry and higher intercompany transfer pricing in the current year.

Operating expense changes consisted of the following:

•	An increase in sales and marketing expenses of $400,000 or 8% as a result of increased investment in sales staff;

•	A reduction in research and engineering costs of $246,000 or 36% due to reduced product development costs related to advanced systems; and

•	A reduction in general and administrative expenses of $2.6 million or 36% attributable to lower legal and consulting expenses including a $475,000 benefit from an insurance recovery related to the theft in our Korean operation. Prior year general and administrative expenses included Asia investigation expenses.

Fiscal year 2007 compared to fiscal year 2006

In fiscal year 2007:

Sales decreased $5.4 million or 15% due to the impact of the management disruption of the Asia investigations and a slowdown in sales to the semiconductor industry.

Gross margin for the year ended April 30, 2007 was $17.5 million or 57% of sales compared to $21.6 million or 60% of sales in the prior year. Margins in Asia Waterjet segment declined due to changes in our product mix including lower sales to the semiconductor industry.

Operating expense changes consisted of the following:

•	An increase in sales and marketing expenses of $293,000 or 7% due to increased staffing;

•	An increase in research and engineering expenses of $101,000 or 17% attributable to increased investment in product development; and

•	An increase in general and administrative expenses of $5.3 million or 273% attributable to legal and consulting fees as well as theft losses incurred in relation to the Asia investigations in fiscal year 2007 as well as the allocation of management fees to this reporting segment.

Other International Waterjet

Our Other International Waterjet segment includes sales and expenses related to selling activities of our cutting and cleaning systems using ultrahigh-pressure water pumps as well as parts and services to sustain these installed systems in our Europe and South America business units.

	Year Ended April 30,			% Change 2008	% Change 2007
	2008	2007	2006	Versus 2007	Versus 2006
			(In thousands)

Sales	$67,804	$49,674	$38,653	36%	29%
% of total company sales	28%	23%	19%	NM	NM
Gross Margin	24,192	18,992	13,745	27%	38%
Gross Margin as % of sales	36%	38%	36%	NM	NM
Operating Expenses
Sales and Marketing	13,047	9,995	9,286	31%	8%
Research and Engineering	405	440	469	(8)%	(6)%
General and Administrative	5,055	3,575	2,374	41%	51%
Total Operating Expenses	$18,507	$14,010	$12,129	32%	16%
Operating Income	$5,685	$4,982	$1,616	14%	208%

NM = Not Meaningful

Fiscal year 2008 compared to fiscal year 2007

In fiscal year 2008:

Sales increased $18.1 million or 36% over the prior year and constituted 28% of total sales. This increase was primarily as a result of stronger demand for our standard shapecutting systems and spare parts as well as the benefit of a favorable currency impact based on a stronger Euro and Brazilian Real versus the U.S. dollar.

Gross margin for the year ended April 30, 2008 amounted to $24.2 million or 36% of sales compared to $19 million or 38% of sales in the prior year. The comparative percentage margin decline is attributable to higher intercompany transfer pricing as a result of the policy implemented in fiscal year 2008.

Operating expense changes consisted of the following:

•	An increase in sales and marketing expenses of $3.1 million or 31% as a result of increased staffing, higher commissions on increased system sales and the impact of a stronger Euro and Brazilian Real versus US Dollar;

•	A reduction in research and engineering costs of $35,000 or 8%; and

•	An increase in general and administrative expenses of $1.5 million or 41% attributable to higher management fee allocation in the current year when compared to the prior year.

Fiscal year 2007 compared to fiscal year 2006

In fiscal year 2007:

Sales increased $11 million or 29% primarily as a result of stronger demand for our standard shapecutting systems and spare parts revenue as well as the benefit of a stronger Euro versus U.S. dollar.

Gross margin for the year ended April 30, 2007 was $19 million or 38% of sales compared to $13.7 million or 36% of sales in the prior year. Gross margin improvements in Other International Waterjet are attributable to strong product pricing, improved product mix, and a stronger Euro versus U.S. Dollar exchange rate.

Operating expense changes consisted of the following:

•	An increase in sales and marketing expenses of $709,000 or 8% due to increased staffing;

•	A decrease in research and engineering expenses of $29,000 or 6%; and

•	An increase in general and administrative expenses of $1.2 million or 51% attributable to the allocation of management fees to this reporting segment.

Applications Segment

Our Applications segment offers specialty engineered robotic systems designed for material removal and separation of various materials and for factory automation. Effective September 2007, our Applications segment ceased the pursuit of sales of non-waterjet automation systems and focused on increasing revenue from systems that integrate waterjet cutting technology.

In April 2008, we decided to sell our CIS Technical Solutions division which provided technical services to improve the productivity of automated assembly lines and was previously presented as part of our Applications segment. Technical services provided by this division include robot programming, process improvement, systems integration and production support.

	Year Ended April 30,			% Change 2008	% Change 2007
	2008	2007	2006	Versus 2007	Versus 2006
	(In thousands)

Sales	$15,160	$13,769	$18,055	10%	(24)%
% of total company sales	6%	6%	9%	NM	NM
Gross Margin	1,377	1,736	3,678	(21)%	(53)%
Gross Margin as % of sales	9%	13%	20%	NM	NM
Operating Expenses
Sales and Marketing	2,076	1,765	1,010	18%	75%
Research and Engineering	259	302	175	(14)%	73%
Restructuring	—	—	1,236	NM	NM
General and Administrative	2,583	1,739	1,387	49%	25%
Total Operating Expenses	$4,918	$3,806	$3,808	29%	0.1%
Operating Loss	$(3,541)	$(2,070)	$(130)	71%	NM
Results of Discontinued Operations, net of Tax of $230, $236, and $124	$443	$418	$218	6%	92%

NM = Not Meaningful

Fiscal year 2008 compared to fiscal year 2007

In fiscal year 2008:

Sales increased $1.4 million or 10% over the prior year and constituted 6% of total sales. This increase was primarily as a result of the benefit of a favorable foreign currency impact based on prior year average Canadian Dollar exchange rates.

Gross margin for the year ended April 30, 2008 amounted to $1.4 million or 9% of sales compared to $1.7 million or 13% of sales in the prior year. The comparative percentage margin decline is attributable to expenses mainly as a result of inventory write-downs of $399,000 and severance costs of $234,000 incurred related to the cessation of the pursuit of non-waterjet automation systems.

Operating expenses and changes consisted of the following:

•	An increase in sales and marketing expenses of $311,000 or 18% primarily due to bad debt expenses of $413,000 during the current year offset by a decrease in staffing costs during the current fiscal year;

•	A reduction in research and engineering costs of $43,000 or 14%; and

•	An increase in general and administrative expenses of $844,000 or 49% attributable to higher management fee allocation in the current year when compared to the prior year as well as severance expenses incurred during the current fiscal year. Additionally, based on our plans to close our Burlington, Ontario manufacturing facility in order to establish a single facility for designing and building advanced systems in Jeffersonville, Indiana, we recorded an impairment charge of $97,000 related to the impairment of long-lived assets in accordance with Statement of Financial Accounting Standard No. 144 (“FAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Fiscal year 2007 compared to fiscal year 2006

Sales decreased $4.3 million or 24% over the prior year and constituted 7% of total sales. The decrease was due to an economic downturn in the domestic automotive industry. To counteract this market issue, we shifted our sales focus to systems that integrate waterjet cutting technology and deemphasized non-waterjet systems in non-automotive markets.

Gross margin for the year ended April 30, 2007 amounted to $1.7 million or 13% of compared to $3.7 million or 20% of sales in the prior year. The comparative percentage margin decline is mainly as a result of increased cost of certain automotive contracts during the first and second fiscal quarters of fiscal year 2007.

Operating expenses and changes consisted of the following:

•	An increase in sales and marketing expenses of $755,000 or 75% primarily due to bad debt expenses and investment in additional staff to focus on non-automotive applications;

•	An increase in research and engineering costs of $127,000 or 73% as a result of new product development; and

•	An increase in general and administrative expenses of $352,000 or 25% attributable to management fee allocation.

Other (Income) Expense

Interest Income and Interest Expense

Our interest income over the last three years was:

•	$780,000 in fiscal year 2008;

•	$838,000 in fiscal year 2007; and

•	$405,000 in fiscal year 2006

The moderate decrease in interest income in fiscal year 2008 when compared to fiscal year 2007 results from a moderate decline in average cash balances during fiscal year 2008 while the increase in fiscal year 2007 when compared to fiscal year 2006 was primarily as a result of an increase in average invested cash balances in fiscal year 2007.

Our Interest Expense over the last three years was:

•	$419,000 in fiscal year 2008;

•	$409,000 in fiscal year 2007; and

•	$1.7 million in fiscal year 2006

Interest expense remained unchanged in fiscal year 2008 when compared to fiscal year 2007. The significant decrease in interest expense when compared to fiscal year 2006 was due to the reduction of our Senior Debt.

Other Income (Expense), Net

Our other Income (Expense), net in the Consolidated Statement of Operations is comprised of the following:

	Year Ended April 30,
	2008	2007	2006

Net Realized Foreign Exchange Gains	$1,759	$213	$19
Net Unrealized Foreign Exchange Gains (Losses)	(2,904)	1,827	55
Premium on Repurchase of Warrants	(629)	—	—
Hedging Costs	—	(206)	—
Other	(72)	88	236

Total	$(1,846)	$1,922	$310

During fiscal year 2008, we recorded Other Expense, Net of $1.8 million compared to Other Income, Net of $1.9 million and $310,000 in fiscal years 2007 and 2006, respectively. These changes result from the fluctuation in realized and unrealized foreign exchange gains and losses as shown in the table above.

Income Taxes

Our (benefit)/provision for income taxes for our continuing operations over the last three years was:

•	$(6.6) million in fiscal year 2008

•	$3.0 million in fiscal year 2007

•	$5.4 million in fiscal year 2006

Under FASB Statement No. 109, Accounting for Income Taxes, we recognize a net deferred tax asset for items that will generate a reduction in future taxable income to the extent that it is “more likely than not” that these deferred assets will be realized. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the period in which the tax benefit will be realized. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which the tax benefit will be realized. In determining the realizability of these assets, we considered numerous factors, including historical profitability, estimated future taxable income and the industry in which we operate. Based on the cumulative results of operations in the United States for the fiscal years ended April 30, 2008, 2007, and 2006 and anticipated future profit levels, we believe that certain of our deferred tax assets are more likely than not to be realized. Accordingly, in the fiscal year ended April 30, 2008, we reversed approximately $17.2 million of valuation allowance against deferred tax assets related to U.S. net operating loss (NOL) carryforwards and other net deferred tax assets, which will more likely than not, be realized in future periods. Additionally, during the first quarter of fiscal year 2008, after concluding that certain of our German deferred tax assets were more likely than not to be realized, we reversed approximately $1 million of valuation allowance related to net operating loss carryforwards and other net deferred tax assets in this jurisdiction. At April 30, 2008, the recorded amount of our deferred tax assets was $10 million, net of valuation allowance on certain foreign NOLs.

Our foreign tax provision consists of current and deferred tax expense. The United States tax provision consists of current and deferred tax expense (benefit), state taxes and foreign withholding taxes. We do not permanently defer undistributed earnings of certain foreign subsidiaries. In the current year we repatriated $9.8 million, net of $885,000 withholding tax from these foreign subsidiaries and we plan to continue repatriating additional funds in the future. We recorded a $304,000 liability for withholding taxes payable on future repatriation of these foreign earnings.

In fiscal year 2007, the foreign tax provision consisted of current and deferred tax expense. The United States tax provision consisted primarily of federal alternative minimum tax, state taxes, and accrued foreign withholding taxes. We recorded a $517,000 liability for withholding taxes payable on future repatriation of foreign earnings in fiscal year 2007. In fiscal year 2007, we repatriated $8.0 million, net of tax of $1.4 million from two foreign subsidiaries.

The fiscal year 2006 tax provision consisted of current and deferred expense related to operations in foreign jurisdictions which were profitable, primarily in Taiwan and Germany. In addition, operations in certain jurisdictions (principally Canada and the United States) reported net operating losses for which no tax benefit was recognized as it was more likely than not that such benefit will not be realized at that time. In fiscal year 2006, we repatriated $1.4 million from certain foreign subsidiaries.

Fourth Quarter Highlights

Summary

	Three Months Ended April 30,
	2008	2007	Difference	%
	(In thousands except per share amounts)

Sales	$63,274	$52,256	$11,018	21%
Income (Loss) from Continuing Operations	13,310	(3,371)	16,681	NM
Basic Income (Loss) per Share from Continuing Operations	$0.35	$(0.09)	NM	NM
Diluted Income (Loss) per Share from Continuing Operations	$0.35	$(0.09)	NM	NM

NM = Not Meaningful

•	Sales in the fourth quarter of fiscal year 2008 increased by $11 million or 21% when compared to the prior year same period

•	Income from continuing operations was $13.3 million or $.35 per basic and dilutive income per share for the quarter ended April 30, 2008 compared to a loss from continuing operations of $3.4 million or $.09 per basic and dilutive share in the prior year comparative period.

The largest contributing factors to the improvement in sales were increased adoption of waterjet cutting and cleaning technology in the global markets and increased sales of 87,000 psi systems. The strengthening of the Brazilian Real versus the U.S. dollar improved our competitive position in Latin America markets. Excluding the impact of foreign currency changes, sales increased $7 million or 13% in the fourth quarter of fiscal year 2008 when compared to the prior year same period.

Operating income growth was primarily driven by the higher sales discussed above along with lower operating expenses due to decreases in corporate expenses including patent and legal fees related to Omax as litigation related expenditure has been stayed while the Company pursues the merger with Omax. Lower operating expenses were also driven by lower professional fees related to audit and audit-related service fees and consulting fees which were $1.2 million in the fourth quarter of fiscal year 2008 compared to $4.1 million in the prior year same period. The fourth quarter of fiscal year 2007 also included $2.9 million of expenses related to compensation expenses to amend the former CEO’s employment contract.

Income from continuing operations also includes a net deferred tax benefit of $11.8 million resulting from the changes in our deferred tax assets in fiscal year 2008, as well as the reversal of our U.S. valuation allowance in the fourth quarter of fiscal year 2008 following the conclusion that it was more likely than not that our U.S. net operating loss (NOL) carryforwards and other net deferred tax assets will be realized in future periods.

Liquidity and Capital Resources

Cash Flow Summary

The following table summarizes our cash flows from operating, investing and financing activities for the periods noted below:

	Year Ended April 30,
	2008	2007	2006

Net Income	$22,354	$3,755	$6,677
Noncash charges (credits) to income	4,419	6,349	15,891
Changes in working capital	(12,802)	(5,906)	(1,825)

Net cash provided by operating activities	13,971	4,198	20,743
Net cash provided by (used in) investing activities	(12,926)	(7,679)	10,889
Net cash provided by (used in) financing activities	(7,598)	5,723	(6,662)
Effect of foreign exchange rate changes on cash and
cash equivalents	(2,636)	(128)	(1,772)

Net increase (decrease) in cash and cash equivalents	(9,189)	2,114	23,198
Cash and cash equivalents at beginning of period	38,288	36,174	12,976

Ending cash balance	$29,099	$38,288	$36,174

Operating Activities

Cash generated by operating activities before the effects of changes in working capital was $26.8 million in fiscal year 2008 compared to $10.1 million in fiscal year 2007. This increase was mainly attributable to the increase in net earnings and an increase in noncash benefits for deferred income taxes as a result of the valuation allowance release on U.S. net operating loss carryforwards, an increase in depreciation and amortization expense and inventory write-downs in fiscal year 2008 as well as an increase in unrealized foreign exchange losses in the current fiscal year. Cash generated by operating activities before the effects of changes in working capital was $22.6 million in fiscal year 2006. The decrease in fiscal year 2007 when compared to fiscal year 2006 was primarily due to lower net income. Fiscal year 2006 also included a noncash adjustment of $6.9 million related to a fair value adjustment on warrants issued which increased the cash generated from operating activities in that year.

Changes in our working capital resulted in a net $12.8 million use of cash in fiscal year 2008 compared to $5.9 million use of cash in fiscal year 2007. Accounts receivable increased by $6.1 million as a result of increases in our net sales; inventories increased by $2.9 million in order to meet the increased demand for our products as well as longer lead times quoted by our suppliers; customer deposits decreased by $1.7 million due to the timing of contract awards. The $4.1 million increase of cash used for working capital in fiscal year 2007 when compared to fiscal year 2006 was mainly attributable to decreases in operating liabilities as a result of timing of vendor payments offset by a significant reduction in accounts receivable.

Investing Activities

Net cash used in investing activities was $12.9 million in fiscal year 2008 compared to $7.7 million in fiscal year 2007. The increase in net cash used primarily resulted from payments of $7.5 million for the pending merger with Omax. For a detailed discussion on the pending merger, see Note 17: Pending Omax Transaction of our Notes to the Consolidated Financial Statements. In fiscal 2006, we generated $10.9 million of cash from investing activities mainly as a result of cash consideration received from the sale of certain of our non-core businesses; Avure Technologies Incorporated, Flow International FPS AB, Avure Technologies AB subsidiaries, and our 51% interest in Flow Autoclave Systems (together, the “Avure Business”).

Financing Activities

Net cash used in financing activities was $7.6 million during in fiscal year 2008 compared to net cash provided by financing activities of $5.7 million during the prior year. The increase in net cash used in financing activities was mainly due to the repayment of notes payable of $5.3 million in fiscal year 2008 that was borrowed at the end of fiscal year 2007, the repurchase of warrants of $3 million, and a reduction of $1.3 million of net cash provided from the exercise of stock options during fiscal year 2008 when compared to fiscal year 2007. The $6.7 million use of cash in financing activities in fiscal year 2006 was primarily attributable to cash payments on our subordinated debt.

Debt

We have an outstanding seven-year collateralized long-term variable rate loan, expiring in 2011, bearing interest at an annual rate of 3.67% as of April 30, 2008. The loan is collateralized by our manufacturing facility in Taiwan. The outstanding balance of $2.9 million at April 30, 2008 is included in Long-term Obligations.

We also have four unsecured credit facilities in Taiwan with a commitment totaling $6.5 million at April 30, 2008, bearing interest at rates ranging from 2.56% to 2.76% per annum. In April 2007, we borrowed $5.3 million against this facility for the repatriation of earnings. This amount was repaid in the first quarter of fiscal year 2008. At April 30, 2008, all the credit facilities will mature within one year and the balance outstanding under these credit facilities amounts to $1.1 million, which is shown under Notes Payable in the Consolidated Financial Statements.

Warrant Repurchase

In October 25, 2007, in a privately negotiated transaction, we purchased from certain funds managed or advised by Third Point LLC (collectively, “Third Point”) outstanding warrants that gave Third Point the right until March of 2010 to purchase 403,300 of the Company’s common stock at an exercise price of $4.07 per share (the “Warrants”). Third Point purchased the Warrants, together with shares of commons stock, our March 2005 Private Investment Public Equity transaction (the “PIPE Transaction”). The Warrants were repurchased from Third Point in connection with our previously announced program to repurchase up to $45 million of the Company’s securities. The Warrants were repurchased at a price of $7.43 per Warrant for an aggregate purchase price of $3 million. See Note 10: Shareholders’ Equity of the Notes to the Consolidated Financial Statements for a detailed discussion of this transaction.

Sources of Liquidity

Funds generated by operating activities, available cash and cash equivalents, and our credit facilities continue to be our most significant sources of liquidity. At April 30, 2008, we had total cash of $29.1 million, of which approximately $15 million was held by divisions outside the United States. The repatriation of offshore cash balances from certain divisions will trigger tax liabilities. In fiscal 2008, we repatriated $9.8 million, net of tax of $885,000 from three foreign subsidiaries and we plan to continue repatriating additional funds in future from these foreign subsidiaries. We repatriated $8.0 million of earnings in fiscal year 2007, net of tax of $1.4 million from two foreign subsidiaries.

Our domestic senior credit agreement (“Credit Agreement”) is our primary source of external funding. Effective July 19, 2007, we entered into a Second Amendment (the “Amendment”) to our Credit Agreement, which increased our revolving line of credit from $30 million to $45 million and permitted the use of the line of credit for the repurchase of stock. The amended credit agreement bore interest at the bank’s prime rate (5.00% at April 30, 2008) or was linked to LIBOR plus a percentage depending on our leverage ratios, at our option. The agreement set forth specific financial covenants to be attained on a quarterly basis, which we believed, based on our financial forecasts, were achievable. At April 30, 2008, we had $42.8 million of domestic unused line of credit available, net of $2.2 million in outstanding letters of credit. The extended credit line was expected to provide us with liquidity that could be used to make acquisitions or fund the repurchase of shares. We were in compliance with all financial covenants as of April 30, 2008

On June 9, 2008, we signed a new five-year senior secured credit facility with an aggregate principal amount of $100 million, which includes a $65 million revolving credit facility and a $35 million term loan that we may draw upon for the merger with Omax. This line of credit has a maturity date of June 9, 2013 and is collateralized by a general lien on all of our material assets, as defined within the credit agreement. Borrowings on the credit facility, if any, will be based on the bank’s prime rate or LIBOR rate plus a percentage spread depending on current leverage ratios, at our option. Refer to Note 19: Subsequent Events of the Notes to the Consolidated Financial Statements for a detailed discussion of this transaction.

Our capital spending plans currently provide for outlays of approximately $8.2 million over the next twelve months, primarily related to information technology spending and facility improvement. It is expected that funds necessary for these expenditures will be generated internally. Our capital spending for fiscal year ended April 30, 2008 and 2007 amounted to $6.3 million and $6.9 million, respectively.

We believe that our existing cash, cash from operations, and credit facilities at April 30, 2008 are adequate to fund our operations for at least the next twelve months.

Disclosures about Contractual Obligations and Commercial Commitments

The following table summarizes our known future payments pursuant to certain contracts as of April 30, 2008 and the estimated timing thereof. More detail about our contractual obligations and commercial commitments are in Note 7: Long-term Obligations and Note 9: Commitments and Contingencies of the Notes to the Consolidated Financial Statements.

	Maturity by Fiscal Year
	2009	2010	2011	2012	2013	Thereafter	Total
	(In thousands)

Operating Leases	$2,821	$2,480	$2,249	$1,719	$1,078	$588	$10,935
Long-term Debt, Notes Payable & Capital Leases(1)	2,094	984	930	418	—	—	4,426
Purchase Commitments(2)	17,771	6,522	6,000	—	—	—	30,293
License Agreements	352	352	—	—	—	—	704
Consulting Agreements	123	4	—	—	—	—	127
Liabilities related to Unrecognized Tax benefits, including Interest and Penalties(3)	—	—	—	—	—	9,190	9,190

Total	$23,161	$10,342	$9,179	$2,137	$1,078	$9,778	$55,675

(1)	Long-term debt obligations are exclusive of interest.

(2)	Purchase obligations include agreements to purchase goods or services that are enforceable, are legally binding and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations do not include agreements that are cancelable without penalty. Additionally, although they are not legally binding agreements, open purchase orders are included in the table above. Substantially all open purchase orders are fulfilled within 30 days. The amount presented above as inventory purchases include all open purchase orders. We expect to fund these commitments with existing cash and our cash flows from operations in future periods.

(3)	We have unrecognized tax benefits of $9.2 million associated with uncertain tax positions as of April 30, 2008. This potential liability may result in cash payments to tax authorities. The timing of payments related to these obligations is uncertain; however, none of this amount is expected to be paid within the next twelve months.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financing or other relationships with unconsolidated entities or other persons. At April 30, 2008, there were no off-balance sheet arrangements.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these consolidated financial statements requires us to make assumptions and estimates about future events, and apply judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our consolidated financial statements. We base our assumptions, estimates, and judgment on historical experience, current trends and other factors which management believes to be relevant and appropriate at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates, and judgments to ensure that our consolidated financial statements are presented fairly. However, because future events cannot be determined with certainty, actual results may differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in Note 1: The Company and Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements. Management believes that the following accounting estimates require management’s most difficult, subjective or complex judgment, resulting from the need to make estimates about the effect of matters that are inherently uncertain and are the most critical to aid in fully understanding and evaluating our reported consolidated financial results.

Revenue Recognition

We recognize revenue for sales of ultrahigh-pressure waterjet pumps, consumables, services, and billing for freight charges, in accordance with SEC Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements” and EITF Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” Additionally, because FlowMastertm software, our PC-based waterjet control, is essential to the functionality of our waterjet systems, we recognize revenue on sales of waterjet systems in accordance with Statement of Position 97-2 (“SOP 97-2”), “Software Revenue Recognition.” Specifically, the Company recognizes revenue when persuasive evidence of an arrangement exists, title and risk of loss have passed to the customer, the price is fixed or determinable, and collectibility is reasonably assured, or probable in the case of sale of waterjet systems. Generally, sales revenue is recognized at the time of shipment, receipt by customer, or, if applicable, upon completion of customer acceptance provisions.

Unearned revenue is recorded for products or services that have not been provided but have been invoiced under contractual agreements or paid for by a customer, or when products or services have been provided but all the criteria for revenue recognition have not been met.

For those arrangements with multiple elements, the arrangement is divided into separate units of accounting if certain criteria are met, including whether the delivered item has stand-alone value to the customer and whether there is vendor specific objective and reliable evidence of the fair value of the undelivered items. For contract arrangements that combine deliverables such as systems with embedded software, and installation, each deliverable is generally considered a separate unit of accounting or element. The consideration received is allocated among the separate units of accounting based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units. The amount allocable to a delivered item is limited to the amount that we are entitled to bill and collect and is not contingent upon the delivery/performance of additional items. In cases where there is objective and reliable evidence of the fair value of the undelivered item in an arrangement but no such evidence for the delivered item, the residual method is used to allocate the arrangement consideration.

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

The complexity of the estimation process and judgments related to the assumptions, risks and uncertainties inherent with the application of the percentage-of-completion method of accounting affect the amounts of revenue and related expenses reported in our consolidated financial statements. A number of internal and external factors can affect our estimates, including labor rates, utilization, changes to specification and testing requirements and collectibility of unbilled receivables.

Significant management judgments and estimates are made in connection with the revenues recognized in any accounting period. We must assess whether the fee associated with a revenue transaction is fixed or determinable, whether or not collection is probable, whether VSOE exists for all elements of a transaction or multiple-element arrangement and the related revenue recognition impact of this and, for fixed-price contracts, make estimates of costs to complete. Material differences could result in the amount and timing of revenues for any period if management were to make different judgments or utilize different estimates.

Valuation of Obsolete/Excess Inventory

We currently write-down obsolete or excess parts and equipment inventory that is no longer used due to design changes to our products or lack of customer demand. We regularly monitor our inventory levels and, if we identify an excess condition based on our usage, we record a corresponding inventory reserve which establishes a new cost basis for our inventory. Subsequent changes in facts or circumstances do not result in the reversal of previously recorded markdowns or an increase in that newly established cost basis. The amount of inventory write-down requires the use of management judgment regarding technological obsolescence and forecasted customer demand. If estimates regarding consumer demand are inaccurate or changes in technology affect demand for certain products in an unforeseen manner, we may be exposed to losses that could be material.

Valuation of Deferred Tax Assets and Uncertain Tax Positions

We account for uncertain tax positions in accordance with FASB, Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the consolidated financial statements. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (Step 1) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (Step 2) is only addressed if Step 1 has been satisfied. Under Step 2, the tax benefit is measured at the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon settlement. As used in FIN 48, the term “more likely than not” means that the likelihood of an occurrence is greater than 50%. We adopted FIN 48 as of May 1, 2007. To the extent that we prevail in matters for which unrecognized tax benefits have been established, or are required to pay amounts in excess of our unrecognized tax benefits, our effective tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement would require the use of our cash and would result in an increase to our effective income tax rate in the period of resolution. A favorable tax settlement would be recognized as a reduction in our effective income tax rate in the period of resolution.

Our annual effective tax rate is based on income, statutory tax rates and tax planning strategies available in various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining our tax expense and in evaluating tax positions. Tax positions are reviewed quarterly and balances are adjusted as new information becomes available. Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse. Future tax benefits of tax losses and credit carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. As of April 30, 2008, we had approximately $35.4 million of domestic net operating loss and $36.7 million of state net operating loss carryforwards to offset certain earnings for federal and state income tax purposes. These net operating loss carryforwards expire between fiscal year 2022 and fiscal year 2026. Net operating loss carryforwards in foreign jurisdictions amount to $39.3 million. Most of the foreign net operating losses can be carried forward indefinitely, with certain amounts expiring between fiscal years 2014 and 2017. The federal, state and foreign net operating loss carryforwards per the income tax returns filed include uncertain tax positions taken in prior years. Due to the application of FIN 48, the net operating loss carryforwards per the income tax returns are larger than the net operating loss deferred tax asset recognized for consolidated financial statement purposes. We also have a capital loss carryover of $4.3 million which expires in 2011. Utilization of net operating losses may be subject to limitation due to ownership changes and other limitations provided by the Internal Revenue code and similar state provisions. If such a limitation applies, the net operating loss may expire before full utilization.

Our income tax returns are periodically audited by domestic and foreign tax authorities. These audits include questions regarding our filing tax positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities.

Long-lived Assets and Goodwill

Goodwill and other acquired intangible assets with indefinite lives are not amortized but are tested for impairment annually, and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist. Our annual testing date is April 30. We test goodwill for impairment by first comparing the book value of net assets to the fair value of the related operations. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. In this process, an implied fair value for goodwill is estimated, based on the fair value of the operations, and is compared to its carrying value. The shortfall of the fair value below carrying value represents the amount of goodwill impairment.

In determining fair value of long-lived assets and whether impairment has occurred, we are required to estimate future cash flows and residual values. Key assumptions we use in developing these estimates include: probability of alternative outcomes; product pricing; product sales; and discount rate.

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate the fair value of long-lived assets and goodwill. However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to losses that could be material.

Stock-based compensation

We have a stock-based compensation plan, which provides for the grant of stock options and restricted stock units. Refer to Note 1: The Company and Summary of Significant Accounting Policies, and

Note 11: Stock-based Compensation of the Notes to the Consolidated Financial Statements for a complete discussion of our stock-based compensation programs.

We determine the fair value of our stock option awards at the date of grant using the Black-Scholes option-pricing model. We determine cumulative expense related to performance-based nonvested awards based on our actual consolidated financial results to date and estimated future performance as of period-end.

Legal Contingencies

At any time, we may be involved in certain legal proceedings. Our policy is to routinely assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after thoughtful analysis of each known issue and an analysis of historical experience. We record reserves related to certain legal matters for which it is probable that a loss has been incurred and the range of such loss can be estimated. With respect to other matters, management has concluded that a loss is only reasonably possible or remote and, therefore, no liability is recorded. Management discloses the facts regarding material matters assessed as reasonably possible and potential exposure, if determinable. Costs incurred with defending claims are expensed as incurred. As of April 30, 2008, we have accrued our estimate of the probable liabilities for the settlement of these claims. Refer to Note 9: Commitments and Contingencies of the Notes to the Consolidated Financial Statements.

Because of inherent uncertainties related to these legal matters, we base our loss accruals on the best information available at the time. As additional information becomes available, we reassess our potential liability and may revise our estimates. Such revisions could have a material impact on future quarterly or annual results of operations.

Recently Issued Accounting Pronouncements

A summary of recently issued accounting pronouncements is in Note 2: Recently Issued Accounting Pronouncements of the Notes to the Consolidated Financial Statements.

Factors Affecting Future Operating Results

Looking forward to fiscal year 2009, we believe we are well positioned for continued success and profitable growth especially as our 87,000 psi product line continues to be positively received by the market. However, this positive market reception will be negatively impacted by the economic slowdown in North America which could also impact other markets around the world. The anticipated continued strength of foreign currencies against the U.S. dollar, particularly the Euro and Real, is expected to positively impact our business. Recent contract awards for large aerospace programs are also expected to positively impact our sales to the aerospace industry over the next two years.

Our manufacturing operations are prepared to take advantage of volume leverage and opportunities for cost reduction. On June 2, 2008, we committed to a plan to establish a single facility for designing and building our advanced waterjet systems at our Jeffersonville, Indiana facility and to close our manufacturing facility in Burlington, Ontario, Canada. We estimate that the costs associated with the closure of the Burlington facility and the costs associated with moving production to its Jeffersonville facility will range from $2.6 million to $2.8 million in fiscal year 2009, including from $1.5 million to $1.7 million for severance and termination benefits and $1 million to $1.2 million for facility closure and relocation costs.

In fiscal year 2009 and beyond, we intend to remain focused on our strategies of increasing market awareness of waterjet technology to drive increased market penetration and to improve our operational efficiency. We expect that these strategies and actions taken will help us achieve our long-term goals of compound annual revenue growth rate of 10% and operating income annual growth rate of at least 20%.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk exists in our financial instruments related to an increase in interest rates, adverse changes in foreign exchange rates relative to the U.S. dollar, as well as financial risk management and derivatives. These exposures are related to our daily operations.

Interest Rate Exposure — At April 30, 2008, we had $4.0 million in interest bearing debt and notes payable. Of this amount, $2.9 million was variable rate debt with an interest rate of 3.67% per annum as of April 30, 2008 and $1.1 million was related to notes payable at fixed interest rates ranging from 2.56% to 2.76% as of April 30, 2008. See Note 8: Long-term Obligations and Notes Payable of the Consolidated Financial Statements for additional contractual information on our long-term obligations and notes payable. Market risk is estimated as the potential for interest rates to increase 10% on the variable rate debt. A 10% change in variable interest rates would impact the interest expense in fiscal 2008 by approximately $12,000, based on the debt balance and interest rate as of April 30, 2008. At April 30, 2008, we had no derivative instruments to offset the risk of interest rate changes. We may choose to use derivative instruments, such as interest rate swaps, to manage the risk associated with interest rate changes in future periods.

Foreign Currency Exchange Rate Risk — We transact business in a number of countries around the world and as a result are exposed to changes in foreign currency exchange rates. Costs in some countries are incurred, in part, in currencies other than the applicable functional currency. Our non-U.S. operations account for approximately 47% of consolidated revenue. Based on our results for the year ended April 30, 2008 for our foreign subsidiaries, and based on the net position of foreign assets less liabilities, a hypothetical near-term 10% appreciation of the U.S. dollar against all foreign currencies in the countries in which we operate in could positively impact operating income (expense) and other income (expense) by $599,000 and $(91,000), respectively. Conversely, a hypothetical 10% devaluation of the U.S. dollar against all foreign currencies in the countries in which we operate in could negatively impact operating income (expense) and other income (expense) by $(732,000) and $111,000, respectively. Our consolidated financial position and cash flows could be similarly impacted. We selectively utilize forward exchange rate contracts which we have not designated as cash flow hedges to protect against the adverse effect exchange rate fluctuations may have on foreign currency denominated accounts receivable and accounts payable (both trade and inter-company). At April 30, 2008, we marked these forward contracts to market, recording a net loss of approximately $118,000 as a component of net income for the year ended April 30, 2008. We may continue to utilize forward exchange rate contracts and other derivative instruments in the future to manage the risk associated with foreign currency exchange rate changes.

Item 8.	Financial Statements and Supplementary Data

The following consolidated financial statements are filed as a part of this report:

Index to Consolidated Financial Statements	Page in this Report

Report of Independent Registered Public Accounting Firm	38
Consolidated Balance Sheets as of April 30, 2008 and 2007 (restated)	39
Consolidated Statements of Operations for each of the three years ended April 30, 2008, 2007 (restated), and 2006 (restated)	40
Consolidated Statements of Cash Flows for each of the three years ended April 30, 2008, 2007 (restated), and 2006 (restated)	41
Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Income (Loss) for each of the three years ended April 30, 2008, 2007 (restated), and 2006 (restated)	43
Notes to Consolidated Financial Statements	44
Financial Statement Schedule
Schedule II Valuation and Qualifying Accounts	82

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Flow International Corporation
Kent, Washington

We have audited the accompanying consolidated balance sheets of Flow International Corporation and subsidiaries (the “Company”) as of April 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the three years in the period ended April 30, 2008. Our audits also included the financial statement schedule listed in the index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 1 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 123(R), Share-Based Payment, effective May 1, 2006.

As discussed in Note 20, the accompanying 2006 and 2007 consolidated financial statements have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of April 30, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated July 10, 2008, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Seattle, Washington
July 10, 2008

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	April 30,
		2007
		(Restated, See
	2008	Note 20)
	(In thousands,
	except share amounts)

ASSETS:
Current Assets:
Cash and Cash Equivalents	$29,099	$38,288
Restricted Cash	142	—
Short-term Investments	—	750
Receivables, net	33,632	27,329
Inventories	29,339	26,593
Deferred Income Taxes, net	2,889	44
Deferred Acquisition Costs	7,953	—
Other Current Assets	6,456	7,191

Total Current Assets	109,510	100,195
Property and Equipment, net	18,790	15,459
Intangible Assets, net	4,062	3,767
Goodwill	2,764	2,764
Deferred Income Taxes, net	15,535	305
Other Assets	494	682

	$151,155	$123,172

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Notes Payable	$1,118	$6,366
Current Portion of Long-Term Obligations	977	822
Accounts Payable	19,516	17,715
Accrued Payroll and Related Liabilities	8,189	6,239
Taxes Payable and Other Accrued Taxes	3,617	2,542
Deferred Income Taxes	686	257
Deferred Revenue	4,980	5,136
Customer Deposits	4,549	5,791
Other Accrued Liabilities	9,753	12,219

Total Current Liabilities	53,385	57,087
Long-Term Obligations, net	2,333	2,779
Deferred Income Taxes	7,787	1,371
Other Long-Term Liabilities	1,586	711

	65,091	61,948

Commitments and Contingencies (Note 9)
Shareholders’ Equity:
Series A 8% Convertible Preferred Stock — $.01 par value, 1,000,000 shares authorized, none issued	—	—
Common Stock — $.01 par value, 49,000,000 shares authorized, 37,589,787 and 37,268,037 shares issued and outstanding at April 30, 2008 and 2007, respectively	371	367
Capital in Excess of Par	139,007	139,207
Accumulated Deficit	(47,584)	(69,395)
Accumulated Other Comprehensive Loss:
Defined Benefit Plan Obligation, net of income tax of $93 and $67	(280)	(201)
Cumulative Translation Adjustment, net of income tax of $764 and $0	(5,450)	(8,754)

Total Shareholders’ Equity	86,064	61,224

	$151,155	$123,172

The accompanying notes are an integral part of these consolidated financial statements.

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended April 30,
		2007	2006
		(Restated,	(Restated,
	2008	See Note 20)	See Note 20)
	(In thousands, except per share amounts)

Sales	$244,259	$213,435	$202,658
Cost of Sales	142,549	122,662	109,686

Gross Margin	101,710	90,773	92,972

Operating Expenses:
Sales and Marketing	42,272	39,478	33,673
Research and Engineering	8,771	9,383	7,290
General and Administrative	33,888	37,255	33,002
Restructuring	—	—	1,236
Gain on Barton Sale	—	—	(2,500)

	84,931	86,116	72,701

Operating Income	16,779	4,657	20,271
Interest Income	780	838	405
Interest Expense	(419)	(409)	(1,673)
Fair Value Adjustment on Warrants Issued	—	—	(6,915)
Other Income (Expense), net	(1,846)	1,922	310

Income Before Provision for Income Taxes	15,294	7,008	12,398
Benefit (Provision) for Income Taxes	6,617	(2,986)	(5,351)

Income from Continuing Operations	21,911	4,022	7,047
Income from Operations of Discontinued Operations, Net of Income Tax of $230, $236, and $612	443	418	772
Loss on Sale of Discontinued Operations, Net of Income Tax of $0, $0 and $334	—	(685)	(1,142)

Net Income	$22,354	$3,755	$6,677

Income (Loss) Per Share
Basic
Income from Continuing Operations	$.59	$.11	$.20
Discontinued Operations, Net of Income Tax	.01	(.01)	(.01)

Net Income	$.60	$.10	$.19

Diluted
Income from Continuing Operations	$.58	$.11	$.19
Discontinued Operations, Net of Income Tax	01	(.01)	(.01)

Net Income	$.59	$.10	$.18

The accompanying notes are an integral part of these consolidated financial statements.

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended April 30,
		2007	2006
		(Restated,	(Restated,
	2008	See Note 20)	See Note 20)
	(In thousands)

Cash Flows from Operating Activities:
Net Income	$22,354	$3,755	$6,677
Adjustments to reconcile Net Income to Cash Provided by Operating Activities:
Depreciation and Amortization	3,974	2,981	3,373
Deferred Income Taxes	(10,931)	(970)	1,119
Excess Tax Benefits from Exercise of Stock Options	(291)	—	—
Premium on Warrant Repurchase	629	—	—
Fair Value Adjustment on Warrants Issued	—	—	6,915
Provision for Slow Moving and Obsolete Inventory	1,307	46	620
Bad Debt Expense	1,805	1,143	104
Warranty Expense	3,589	4,306	1,691
Incentive Stock Compensation Expense	695	769	4,800
Loss on Sale of Discontinued Operations	—	685	1,142
Unrealized Foreign Currency Losses (Gains), net	2,904	(1,827)	(1,939)
Gain on Barton Sale	—	—	(2,500)
Other	746	(784)	566
Changes in Operating Assets and Liabilities:
Receivables	(6,121)	6,803	(4,668)
Inventories	(2,894)	(3,727)	(7,640)
Other Operating Assets	2,066	(344)	825
Accounts Payable	790	(3,972)	2,829
Accrued Payroll and Related Liabilities	2,027	(1,046)	677
Deferred Revenue	(389)	(1,162)	1,794
Customer Deposits	(1,671)	(1,779)	2,704
Other Operating Liabilities	(6,610)	(679)	1,654

Cash Provided by Operating Activities	(13,971)	4,198	20,743

Cash Flows From Investing Activities:
Expenditures for Property and Equipment and Intangible Assets	(6,303)	(6,944)	(2,549)
Cash Received in Sale of Business, Net of Cash Sold	—	995	10,119
Settlement on Sale of Avure Business	—	(985)	—
Purchase of Short-term Investments	—	(750)	—
Proceeds from Sale of Short-term Investments	773	—	—
Payments for Pending Acquisition	(7,508)	—	—
Proceeds from Sale of Customer List	—	—	2,500
Proceeds from Sale of Property and Equipment	254	5	175
Restricted Cash	(142)	—	496
Other	—	—	148

Cash Provided by (Used in) Investing Activities	(12,926)	(7,679)	10,889

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year Ended April 30,
		2007	2006
		(Restated,	(Restated,
	2008	See Note 20)	See Note 20)
	(In thousands)

Cash Flows from Financing Activities:
Repayments of Notes Payable	(6,616)	(1,614)	(2,274)
Borrowings Under Notes Payable	1,106	5,823	1,729
Payments on Senior Credit Agreement	—	—	(59,294)
Borrowings on Senior Credit Agreement	—	—	49,599
Payments of Long-Term Obligations	(785)	(931)	(116)
Borrowings under Capital Lease Obligations	319	—	49
Payments of Capital Lease Obligations	(101)	(49)	—
Proceeds from Exercise of Warrants and Stock Options	1,198	2,494	4,634
Excess Tax Benefits from Exercise of Stock Options	291	—	—
Payments for Warrants Repurchase	(3,010)	—	—
Dividends Paid to Joint Venture Partner	—	—	(989)

Cash Provided by (Used in) Financing Activities	(7,598)	5,723	(6,662)

Effect of Changes in Exchange Rates	(2,636)	(128)	(1,772)
Increase (Decrease) in Cash And Cash Equivalents	(9,189)	2,114	23,198
Cash and Cash Equivalents at Beginning of Period	38,288	36,174	12,976

Cash and Cash Equivalents at End of Period	$29,099	$38,288	$36,174

Supplemental Disclosures of Cash Flow Information
Cash Paid during the Year for:
Interest	$341	$229	$903
Income Taxes	6,961	6,495	1,674
Supplemental Disclosures of Noncash Investing and Financing Activities
Nonmonetary exchange of assets	—	250	—
Issuance of compensatory common stock on executive incentive compensation plan	—	884	799
Note received in sale of Avure Business	—	—	1,313
Classification of PIPE warrants to additional paid-in capital	—	—	13,611
Accounts Payable incurred to acquire Property and Equipment, and Intangible Assets	745	961	—
Accounts Receivable for Warrants and options exercised	—	—	1,086
Accrued Liabilities incurred for Pending Acquisition	445	—	—

The accompanying notes are an integral part of these consolidated financial statements.

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
AND COMPREHENSIVE INCOME (LOSS)

				Retained	Accumulated	Total
	Common Stock		Capital	Earnings	Other	Shareholders’
		Par	in Excess	(Accumulated	Comprehensive	Equity
	Shares	Value	of Par	Deficit)	Income (Loss)	(Deficit)
	(In thousands)

Balances, April 30, 2005	33,495	335	112,512	(79,827)	(3,556)	29,464
Components of Comprehensive Income:
Net Income (restated, see Note 20)				6,677		6,677
Unrealized Loss on Cash Flow Hedges, net of Income Tax of $0					(715)	(715)
Reclassification Adjustment for Settlement of Cash Flow Hedges, net of income tax of $0					492 *	492 *
Reclassification of Avure Business Cumulative Translation Adjustment to Income, net of Income Tax of $0					(3,053)	(3,053)
Cumulative Translation Adjustment, net of Income Tax of $0					(1,167)	(1,167)

Total Comprehensive Income						2,234

Exercise of Warrants & Options	2,925	24	5,695			5,719
Reclass Warrant Liability to Capital In Excess of Par			13,611			13,611
Stock Compensation (restated, see Note 20)	523	5	5,519			5,524

Balances, April 30, 2006 (restated, see Note 20)	36,943	$364	$137,337	$(73,150)	$(7,999)	$56,552
Cumulative effect of the adoption of 123R (Note 11)			(313)			(313)
Components of Comprehensive Income:
Net Income (restated, see Note 20)				3,755		3,755
Reclassification Adjustment for Settlement of Cash Flow Hedges, net of income tax of $0					273	273
Cumulative Translation Adjustment, net of Income Tax of $0					(1,028)	(1,028)

Comprehensive Income						3,000

Cumulative effect of the adoption of FAS 158 (Note 12)					(201)	(201)
Exercise of Warrants & Options	168	2	1,408			1,410
Stock Compensation (restated, see Note 20)	157	1	775			776

Balances, April 30, 2007 (restated, see Note 20)	37,268	$367	$139,207	$(69,395)	$(8,955)	$61,224
Cumulative effect of the adoption of FIN 48 (Note 13)				(543)		(543)
Components of Comprehensive Income:
Net Income				22,354		22,354
Defined Benefit Pension Plan Adjustment, net of Income Tax of $25					(80)	(80)
Cumulative Translation Adjustment, net of Income Tax of $764					3,305	3,305

Total Comprehensive Income						25,579

Exercise of Options	252	3	1,195			1,198
Tax Benefit from Exercise of Stock Options			291			291
Repurchase of Warrants (Note 10)			(2,380)			(2,380)
Stock Compensation	70	1	694			695

Balances, April 30, 2008	37,590	$371	$139,007	$(47,584)	$(5,730)	$86,064

*	The amount includes $448 related to the discontinued operations and was transferred to the purchaser of Avure Business on October 31, 2005 (see Note 15).

The accompanying notes are an integral part of these consolidated financial statements.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three years ended April 30, 2008
(All tabular dollar amounts in thousands, except per share and option amounts)

Note 1 — The Company and Summary of Significant Accounting Policies:

Operations and Segments

Flow International Corporation (“Flow” or the “Company”) designs, develops, manufactures, markets, installs and services ultrahigh-pressure waterjet technology, and is a leading provider of robotics and assembly equipment. Flow’s ultrahigh-pressure water pumps pressurize water from 40,000 to 87,000 pounds per square inch (psi) and are integrated with water delivery systems so that water can be used to cut or clean material. Flow’s products include both standard and specialized waterjet cutting and cleaning systems. In addition to ultrahigh-pressure water systems, the Company provides automation and articulation systems. The Company provides technologically-advanced, environmentally-sound solutions to the manufacturing, industrial and marine cleaning markets.

The Company has identified four reportable segments: North America Waterjet, Asia Waterjet, Other International Waterjet (together known as Waterjet) and Applications. See Note 16: Business Segments and Geographical Information for detailed information on the reportable segments.

Principles of Consolidation

The consolidated financial statements include the accounts of Flow International Corporation and its wholly-owned subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation.

Foreign Currency Translation

The financial statements of foreign subsidiaries have been measured and translated in accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”. The local currency is the functional currency for all operations outside of the United States. Assets and liabilities are translated at the exchange rate in effect as of our balance sheet date. Revenues and expenses are translated at the average monthly exchange rates throughout the year. The effects of exchange rate fluctuations in translating assets and liabilities of international operations into U.S. dollars are accumulated and reflected as a currency translation adjustment in the accompanying consolidated statements of stockholders’ equity. Transaction gains and losses are included in net income (loss).

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Goodwill and Intangible Assets

In accordance with Statement of Financial Accounting Standard 142 (“FAS 142”), “Goodwill and Other Intangible Assets,” the Company does not amortize goodwill or intangible assets with indefinite lives. Goodwill and intangible assets with indefinite lives are tested for impairment at each year end, or more frequently, if a significant event occurs. Intangible assets with a finite life are tested for impairment when events or change in circumstances indicate the carrying value may not be recoverable. To test goodwill for impairment, the Company compares the fair value of its reporting units, and, if necessary, the implied fair value of goodwill, with the corresponding carrying values. If necessary, the Company records an impairment charge for any shortfall. The Company determines the fair value of its reporting units using a discounted cash

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

flow model and uses other measures of fair value, such as purchase prices offered by potential buyers of businesses that might be sold, if they are viewed as better indicators of fair value. The Company conducted its annual impairment review of goodwill as of April 30 and concluded that goodwill was not impaired for the three-year period ended April 30, 2008.

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

Long-Lived Assets

In accordance with Statement of Financial Accounting Standard No. 144 (“FAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amounts of assets may not be recoverable. The carrying value of long-lived assets is assessed for impairment by evaluating operating performance and estimated future undiscounted cash flows of the underlying assets. If the sum of the expected future net cash flows of an asset is less than its carrying value, an impairment charge is recorded to the extent that an asset’s carrying value exceeds fair value. The Company recorded an impairment charge of $97,000 related to the impairment of long-lived assets in fiscal year 2008 based on its plans to close its Burlington, Ontario manufacturing facility in order to establish a single facility for designing and building advanced systems in its Jeffersonville, Indiana facility. There was no impairment of long-lived assets for the years ended April 30, 2007 and 2006.

Asset Retirement Obligations

The Company accounts for asset retirement obligations under Financial Accounting Standards Board (“FASB”) Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143.” FIN 47 requires recognition of a liability for the fair value of a required asset retirement obligation (“ARO”) when such obligation is incurred. The Company’s AROs are primarily associated with leasehold improvements which, at the end of a lease, the Company is contractually obligated to remove in order to comply with the lease agreement. At the inception of a lease with such conditions, the Company records an ARO liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. The liability is estimated based on a number of assumptions requiring management’s judgment, including facility closing costs, cost inflation rates and discount rates, and is accreted to its projected future value over time. The capitalized asset is depreciated using the convention for depreciation of leasehold improvement assets. Upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement costs incurred is recognized as an operating gain or loss in the consolidated statement of earnings.

As of April 30, 2008 and 2007, the Company’s net ARO asset included in “Property, plant and equipment, net” was $52,000 and $63,000, respectively, while the Company’s net ARO liability included in “Other Long-term Liabilities” was $144,000 and $138,000, on the same respective dates.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including accounts receivable, accounts payable, accrued expenses, and customer deposits the carrying amounts approximate fair value due to their relatively short maturities. Debt and notes payable reflect a market rate of interest, as such recorded amounts approximate fair value.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative Financial Instruments

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

Certain forecasted transactions and assets are exposed to foreign currency risk. The Company monitors its foreign currency exposures regularly to maximize the overall effectiveness of its foreign currency hedge positions. In fiscal year 2006, the Company was awarded two aerospace contracts to be paid in Euro. In order to mitigate the foreign exchange risk between the U.S. Dollar and the Euro, the Company entered into two derivative instruments on December 16, 2005 and March 27, 2006 with total notional amounts of $7.3 million and $4.4 million, respectively. These foreign exchange contracts expired at various times through June 2007. In June 2006, the Company was directed by the customer to suspend, then subsequently to cancel work on these two systems as a result of changes in the timing and scope of the projects. The Company consequently cancelled the related hedges and discontinued hedge accounting in accordance with FAS 133, and as a result, the Company recorded a total of $206,000 in Other Expense related to these hedges in its fiscal year 2007.

Derivative losses of $273,000 and $44,000 were reclassified from OCI into earnings in fiscal year 2007 and 2006, respectively.

Hedge ineffectiveness, determined in accordance with FAS 133, had no impact on earnings for the years ended April 30, 2008, 2007, and 2006. No cash flow hedges were derecognized or discontinued for the year ended April 30, 2008.

Revenue Recognition

The Company recognizes revenue for sales of ultrahigh-pressure waterjet pumps, consumables and services, and billing for freight charges, in accordance with SEC Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements” and EITF Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.”. Additionally, because FlowMastertm software is essential to the functionality of the Company’s waterjet systems, the Company recognizes revenue on sales of waterjet systems in accordance with Statement of Position 97-2 (“SOP 97-2”), “Software Revenue Recognition.” Specifically, the Company recognizes revenue when persuasive evidence of an arrangement exists, title and risk of loss have passed to the customer, the price is fixed or determinable, and collectibility is reasonably assured, or probable in the case of sale of waterjet systems. Generally, sales revenue is recognized at the time of shipment, receipt by customer, or, if applicable, upon completion of customer acceptance provisions.

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

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Advertising Expense

The Company recognizes advertising expense as incurred including online and offline costs to promote its brands. For the years ended April 30, 2008, 2007 and 2006, the advertising expense was $1,170,000, $1,042,000 and $846,000, respectively.

Cash and Cash Equivalents

The Company considers highly liquid short-term investments with original maturities from the date of purchase of three months or less, if any, to be cash equivalents. The Company’s cash consists of demand deposits in large financial institutions. At times, balances may exceed federally insured limits. Cash balances which are not available for general corporate purposes are classified as restricted cash.

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

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event the Company was to determine that it would be able to realize its deferred income tax assets in the future in excess of its net recorded amount, the Company would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

In July 2006, the FASB issued Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on its technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was effective for fiscal years beginning after December 15, 2006.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on May 1, 2007. As a result of the implementation of Interpretation 48, the Company recognized approximately a $543,000 increase in the liability for unrecognized tax benefits, which was accounted for as an increase to the May 1, 2007 accumulated deficit balance.

The Company recognizes interest and penalties related to unrecognized tax benefits within the interest expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are included within the related FIN 48 liability line in the consolidated balance sheet as the amounts are not material for any of the balance sheet periods presented.

Concentration of Credit Risk

In countries or industries where the Company is exposed to significant credit risk, sufficient collateral, including cash deposits and/or letters of credit, is required prior to the completion of a transaction. The Company makes use of foreign exchange contracts to cover material transactions denominated in other than

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the functional currency of the relevant business unit, and does not believe there is an associated material credit or financial statement risk.

Credit risks are mitigated by the diversity of customers in our customer base across many different geographic regions and performing creditworthiness analyses on such customers. No single customer accounted for 10% or more of revenues during any of the three years ended April 30, 2008. Some of our customers are contractors to The Boeing Company (“Boeing”) and are purchasing from the Company equipment for certain projects awarded to them by Boeing. Boeing-related system revenue was $21.6 million in fiscal year 2006 which was in excess of 10% of the consolidated revenue due in part to equipment related to the Boeing 787 project initiated in fiscal year 2005. Boeing-related system revenue was not in excess of 10% of our consolidated revenue in fiscal years 2008 and 2007. As of April 30, 2008 and 2007, the Company does not believe that it has any significant concentrations of credit risk.

Warranty Liability

Products are warranted to be free from material defects for a period of one year from the date of installation. Warranty obligations are limited to the repair or replacement of products. Warranty liability is recorded at time of the sale. The Company’s warranty accrual is reviewed quarterly by management for adequacy based upon recent shipments and historical warranty experience. Credit is issued for product returns upon receipt of the returned goods, or, if material, at the time of notification and approval. In fiscal year 2007, the term of the product warranty on new standard system sales was extended from one year to two years for the North America Segment.

Product Liability

The Company is obligated under terms of its product liability insurance contracts to pay all costs up to deductible amounts. These costs are reported in General and Administrative expenses and include insurance, investigation and legal defense costs.

Health Benefits

The Company is self insured for the cost of employee group health insurance in the United States. Each reporting period, the Company records the costs of its health insurance plan including paid claims, the change in the estimate of incurred but not reported (“IBNR”) claims, taxes and administrative fees (collectively the “Plan Cost”). For the years ended April 30, 2008 and 2007, Plan Cost was approximately $2.9 million and $2.4 million, respectively, and the liability, including IBNR, which is recorded in wages and benefits payable, was $252,000 and $167,000 as of April 30, 2008 and 2007, respectively.

Research and Engineering

The majority of research and engineering expenses are related to research and development efforts undertaken by the Company which are expensed as incurred. Research and development expenses were $8.3 million, $8.7 million and $6.7 million for fiscal year 2008, 2007 and 2006.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Income (Expense), net

Other Income (Expense), net consists of the following:

	Year Ended April 30,
	2008	2007	2006

Net Realized Foreign Exchange Gains	$1,759	$213	$19
Net Unrealized Foreign Exchange Gains (Losses)	(2,904)	1,827	55
Premium on Repurchase of Warrants	(629)	—	—
Hedging Costs	—	(206)	—
Other	(72)	88	236

Total	$(1,846)	$1,922	$310

Basic and Diluted Income per Share

Basic income per share represents net income available to common shareholders divided by the weighted average number of shares outstanding during the period. Diluted income per share represents net income available to common shareholders divided by the weighted average number of shares outstanding including the potentially dilutive impact of common stock equivalents, which include stock option and warrants. Potential common stock equivalents of stock options and warrants are computed by the treasury stock method and are included in the denominator for computation of earnings per share if such equivalents are dilutive.

The following table sets forth the computation of basic and diluted income per share:

	Year Ended April 30,
	2008	2007	2006

Numerator:
Income from continuing operations	$21,911	$4,022	$7,047

Denominator:
Denominator for basic income per share — weighted average shares	37,421	37,192	34,676
Dilutive potential common shares from employee stock options	147	333	230
Dilutive potential common shares from warrants	—	270	1,371
Dilutive potential common shares from stock compensation plans	325	73	374

Denominator for diluted income per share — weighted average shares and assumed conversions	37,893	37,868	36,651

Basic income per share from continuing operations	$.59	$.11	$.20
Diluted income per share from continuing operations	$.58	$.11	$.19

Employee stock options representing 617,760 and 21,250 shares have been excluded from the diluted weighted average share denominator for the years ended April 30, 2008 and 2007, respectively as their effect would be anti-dilutive. There were no antidilutive stock options in fiscal year 2006.

Stock Based Compensation

Effective May 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123R (“FAS 123R”), “Share-Based Payment (Revised 2004)”. FAS 123(R)

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

supersedes previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) which were applicable for 2006 and 2005.

The Company elected to use the modified prospective transition method permitted by FAS 123R and therefore has not restated its financial results for prior periods. Under this transition method, the compensation cost recognized by the Company beginning in fiscal year 2007 includes (a) compensation cost for all stock-based compensation awards that were granted prior to, but not vested as of May 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement of Financial Accounting Standard No. 123 (“FAS 123”), “Accounting for Stock Based Compensation”, and (b) compensation cost for all stock-based compensation awards granted subsequent to May 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. Compensation expense is recognized only for those options, stocks, or stock units expected to vest with forfeitures estimated at the grant date based on the Company’s historical experience and future expectations. If the actual number of forfeitures differs from those estimated by the management, additional adjustments may be required in future periods. Compensation expense is recognized on a straight-line basis over the total requisite service period of each award, and recorded in operating expenses on the Consolidated Statement of Operations. For fiscal year 2007, the Company recorded $251,000 (pre-tax) of stock-based compensation expense related to stock options, which is included in general and administrative expense in the Consolidated Statements of Operations. As a result of implementing FAS 123R, the Company’s income before income taxes decreased by $251,000 and net income decreased by $189,000 as compared to the amounts that the Company would have recorded for stock-based compensation expense under prior accounting rules. In addition, FAS 123R requires the Company to classify tax benefits resulting from tax deductions in excess of stock-based compensation expense recognized as a financing activity. The Company recognized a tax benefit of $291,000 resulting from tax deductions in excess of stock compensation expense in fiscal year 2008. There were no tax benefits resulting from tax deductions in excess of stock compensation expense in fiscal years 2007 and 2006. See Note 11: Stock-based Compensation for further information related to the Company’s stock compensation plans.

Prior to fiscal year 2007, stock-based compensation plans were accounted for using the intrinsic value method prescribed in APB 25 and related interpretations. Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FAS 123, the Company’s net income and basic and diluted net income per share would have been changed to the pro forma amounts indicated below (in thousands, except for per share data):

2006

Net income, as reported	$6,677
Add: Employee stock-based compensation under APB 25 included in net income	5,524
Deduct: Total employee stock-based compensation expense under fair value based method for all awards	(2,736)

Pro forma net income	$9,465

Net income per share — basic:
As reported	$.19
Pro forma — basic	$.27
Net income per share — diluted:
As reported	$.18
Pro forma — diluted	$.26

Upon adoption of FAS 123R, the Company continued to use the Black-Scholes option pricing model as its method of valuation for stock option awards. The Company’s determination of the fair value of stock option awards on the date of grant using an option pricing model is affected by the Company’s stock price as

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected life of the award, the Company’s expected stock price volatility over the term of the award, forfeitures, and projected exercise behaviors. Although the fair value of stock option awards is determined in accordance with FAS 123R, the Black-Scholes option pricing model requires the input of subjective assumptions, and other assumptions could provide differing results.

No options were granted in fiscal year 2006. For fiscal year 2007 and 2008, the weighted-average fair values at the date of grant for options granted were estimated using the Black-Scholes option-pricing model, based on the following assumptions: (i) no expected dividend yields; (ii) expected volatility rates of 61.9% and 62.02%, respectively, based on historical volatility of our stock price; and (iii) expected lives of two and six years, respectively, based on historical experience. The risk-free interest rate applied was 4.97% and 4.98%, respectively, based on U.S Treasury constant maturity interest rate whose term is consistent with the expected life of our stock options.

Note 2 — Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 on May 1, 2007. FASB Staff Position No. 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”) provides a set of conditions that must be evaluated when determining whether a tax position has been effectively settled. We contemplated the provisions of FSP FIN 48-1 upon the initial adoption of FIN 48. Additional discussion on the impact of adopting FIN 48 is included in Note 13, Income Taxes.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Defining Fair Value Measurement” (FAS 157) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for the Company at the beginning of its fiscal year 2009. In February 2008, the FASB issued FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2). FSP 157-2 delays the effective date of FAS 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The Company does not expect the adoption of FAS 157 to have a material effect on its Consolidated Financial Statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards (“FAS 159”) “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”. FAS 159 provides entities with an option to choose to measure eligible items at fair value at specified election dates. If elected, an entity must report unrealized gains and losses on the item in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument, and with a few exceptions, such as investments otherwise accounted for by the equity method, is irrevocable (unless a new election date occurs); and is applied only to entire instruments and not to portions of instruments. The Company is currently evaluating the potential impact of adopting FAS 159 on its consolidated financial statements, which is effective for the Company at the beginning of its fiscal year 2009.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“FAS 141R”) and Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“FAS 160”). These new standards are the U.S. GAAP outcome of a joint project with the International Accounting Standards Board (“IASB”). FAS 141R applies prospectively to business combinations for which the acquisition

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and will significantly change the accounting for business combinations in a number of areas, including the treatment of contingent consideration, acquisition costs, intellectual property, research and development, and restructuring costs. FAS 160 establishes reporting requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. The Company is currently evaluating the impact of adopting FAS 141R and FAS 160 on its Consolidated Financial Statements which are effective for the Company at the beginning of its fiscal year 2010.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“FAS 161”), which requires enhanced disclosures about a company’s derivative and hedging activities. The Company currently is evaluating the impact of the adoption of the enhanced disclosures required by FAS 161 which is effective for the Company at the beginning of its fiscal year 2010.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles (“GAAP”) for nongovernmental entities in the United States. FAS 162 is effective 60 days following SEC approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the impact, if any, of adopting FAS 162, on its Consolidated Financial Statements.

Note 3 — Receivables

Receivables consist of the following:

	April 30,
	2008	2007

Trade Accounts Receivable	$32,410	$28,097
Unbilled Revenues	4,589	2,147

	36,999	30,244
Less Allowance for Doubtful Accounts	(3,367)	(2,915)

	$33,632	$27,329

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

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Inventories

Inventories consist of the following:

	April 30,
	2008	2007

Raw Materials and Parts	$19,671	$16,871
Work in Process	3,215	2,765
Finished Goods	6,453	6,957

	$29,339	$26,593

Note 5 — Property and Equipment

Property and Equipment are as follows:

	April 30,
	2008	2007

Land and Buildings	$8,745	$7,426
Machinery and Equipment	27,192	22,504
Furniture and Fixtures	4,015	2,746
Leasehold Improvements	6,261	6,004
Construction in Progress	2,109	4,245

	48,322	42,925
Less Accumulated Depreciation and Amortization	(29,532)	(27,466)

	$18,790	$15,459

Depreciation expense for the years ended April 30, 2008, 2007, and 2006 was $3.6 million, $2.7 million, and $3.2 million, respectively. Assets held under capitalized leases and included in property and equipment were $501,000 and $573,000 as of April 30, 2008 and 2007. Accumulated depreciation on these assets was $111,000 and $354,000 as of April 30, 2008 and 2007, respectively.

Note 6 — Intangible Assets

The Company capitalizes application fees, license fees, legal and other costs of successfully defending a patent from infringement. The remaining costs are expensed as incurred.

The component of the Company’s finite intangible assets was as follows:

	April 30,
	2008	2007

Patents	$5,202	$4,808
Less Accumulated Depreciation and Amortization	(1,816)	(1,548)

Patents, net	$3,386	$3,260

Patents are amortized on a straight-line basis over the legal life of the underlying patents. The weighted average amortization period for patents is 17 years.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets with indefinite lives consisted of the following:

	April 30, 2008	April 30, 2007

Trademarks	$676	$507

Amortization expense for intangible assets with definite lives for continuing operations for the years ended April 30, 2008, 2007 and 2006 amounted to $282,000, $283,000 and $131,000, respectively. The estimated annual amortization expense is $290,000 for continuing operations for each year through April 30, 2011.

Note 7 — Accrued Liabilities

The Company’s accrued liabilities consist of warranty obligations, restructuring liabilities, professional fee accruals, and other items.

Warranty Obligations

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

In fiscal year 2007 the term of the product warranty on standard system sales was extended from one year to two years for the North America Segment. The warranty accrual was increased in fiscal year 2007 due to the extension of the warranty term on new system sales, as well as the current year warranty cost experience. The Company believes that the warranty accrual as of April 30, 2008 is sufficient to cover expected warranty costs.

The following table shows the fiscal year 2008 and 2007 activity for the Company’s warranty accrual:

Accrued warranty balance as of April 30, 2006	$1,699
Accruals for warranties of 2007 sales	4,306
Warranty costs incurred in fiscal 2007	(3,600)

Accrued warranty balance as of April 30, 2007	$2,405
Accruals for warranties of fiscal 2008 sales	3,589
Warranty costs incurred in fiscal 2008	(2,893)

Accrued warranty balance as of April 30, 2008	$3,101

Restructuring Charges

In June 2005, the Company announced the closing and relocation of its Wixom, Michigan business to its Burlington, Ontario facility. The Company terminated 25 employees and recorded associated severance benefits of $175,000 which were paid in the first six months of fiscal year 2006. In October 2005, once the facility was vacated, the Company recorded restructuring charges related to lease termination costs of $278,000, net of expected sublease income, and wrote off leasehold improvements of $108,000 related to this leased space.

During the fourth quarter of fiscal year 2006, the Company reassessed its lease accrual as it has been unsuccessful in its efforts to sublease the vacated facility and increased the accrual by $575,000 which represents the remaining lease payments as well as other lease charges related to the facility which will remain vacant until the termination of the lease.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There was no restructuring liability balance and no restructuring expense recorded as of April 30, 2008.

The following table summarizes accrued restructuring activity (in thousands):

	North	Other
	America	International	Applications	Consolidated
	Facility	Facility	Facility	Total Facility
	Exit	Exit	Exit	Exit
	Costs	Costs	Costs	Costs

Balance, April 30 2006	$67	$164	$684	$915
Cash payments	(36)	(28)	(364)	(428)

Balance, April 30 2007	$31	$136	$320	$487
Cash payments	(31)	(28)	(320)	(379)
Other	—	(108)	—	(108)

Balance, April 30 2008	$—	$—	$—	$—

Note 8 — Long-Term Obligations and Notes Payable

The Company’s long-term obligations consist of the following:

	April 30, 2008	April 30, 2007

Long-term loan	$2,914	$3,422
Capital lease obligations	396	179

	3,310	3,601
Less current maturities	(977)	(822)

Long-term obligations	$2,333	$2,779

The Company has a collaterized long-term variable rate loan that bears interest at the current annual rate of 3.67% at April 30, 2008 and matures in 2011. During the twelve months ended April 30, 2008, the Company paid off $754,000 of the loan balance. Scheduled principal payments on long-term debt are as follows:

Year Ending April 30,

2009	$832
2010	832
2011	832
2012	418
2013	—
2014 and thereafter	—

$2,914

The Company leases certain office equipment under agreements that are classified as capital leases and are included in the accompanying balance sheet under property and equipment, of which $144,000 is current.

Notes payable consist of the following:

	April 30, 2008	April 30, 2007

Revolving credit facilities in Taiwan	$1,118	$6,366

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The revolving credit facilities consist of four unsecured credit facilities in Taiwan with a commitment totaling $6.5 million at April 30, 2008, bearing interest at rates ranging from 2.56% to 2.76% per annum. At April 30, 2008, outstanding credit facilities will mature within one year and can be extended for like periods, as needed, at the bank’s option.

Amendment to Credit Agreement

On July 19, 2007, the Company entered into a Second Amendment (the “Amendment”) to its Credit Agreement, increasing its revolving line of credit from $30 million to $45 million and permitting the use of the line of credit for the repurchase of stock. This line of credit has a maturity date of July 8, 2008 and is collateralized by a general lien on all of the Company’s assets. Certain subsidiaries guaranteed the Company’s line of credit under the Agreement. Interest rates under the Agreement are at LIBOR plus a percentage depending on the Company’s leverage ratio (“financial covenants”) or at the Bank of America’s prime rate in effect from time to time, at the Company’s option. LIBOR and prime rate at April 30, 2008 were 2.80% and 5.00%, respectively. The Company also pays an annual letter of credit fee equal to 1.25% of the amount available to be drawn under each outstanding letter of credit. The annual letter of credit fee is payable quarterly in arrears and varies depending on the Company’s leverage ratio. In addition, the Agreement includes a subjective acceleration clause which permits the lenders to demand payment in the event of a material adverse change. As of April 30, 2008, the Company had $42.8 million of domestic unused line of credit available, net of $2.2 million in outstanding letters of credit. The Company was in compliance with all financial covenants as of April 30, 2008.

New Senior Credit Facility

On June 9, 2008, the Company secured a new senior secured credit facility with an aggregate principal amount of $100 million. Refer to Note 19 — Subsequent Events to the Consolidated Financial Statements for further discussion on this credit facility.

Note 9 — Commitments and Contingencies

Lease Commitments

The Company rents certain facilities and equipment under non-cancelable agreements treated for financial reporting purposes as operating leases. The majority of leases currently in effect are renewable for periods of two to five years. Rent expense under these leases was approximately $3.0 million, $2.9 million and $2.1 million for the years ended April 30, 2008, 2007 and 2006, respectively.

Future minimum rents payable under operating leases for years ending April 30 are as follows:

Year Ending April 30,

2009	$2,821
2010	2,480
2011	2,249
2012	1,719
2013	1,078
2014 and thereafter	588

$10,935

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Product Liability

Currently there are outstanding product liability claims arising out of the sale of its current and former products. To minimize the financial impact of product liability claims, the Company purchases product liability insurance in amounts and under terms considered acceptable to management.

At any point in time covered by these financial statements, there are outstanding product liability claims against the Company, and incidents are known to management that may result in future claims. Management periodically evaluates the merit of all claims, including product liability claims, as well as considering unasserted claims. Recoveries, if any, may be realized from indemnitors, codefendants, insurers or insurance guaranty funds. Management believes its insurance coverage is adequate to satisfy any liabilities that are incurred.

Legal Proceedings

At any time, the Company may be involved in legal proceedings in addition to the Omax, Crucible, and Collins and Aikman matters described below. The Company’s policy is to routinely assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after thoughtful analysis of each known issue and an analysis of historical experience in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” and related pronouncements. The Company records reserves related to certain legal matters for which it is probable that a loss has been incurred and the range of such loss can be estimated. With respect to other matters, management has concluded that a loss is only reasonably possible or remote and, therefore, no liability is recorded. Management discloses the facts regarding material matters assessed as reasonably possible and potential exposure, if determinable. Costs incurred with defending claims are expensed as incurred.

Omax Corporation (“Omax”) filed suit against the Company on November 18, 2004. The case, Omax Corporation v. Flow International Corporation, United States District Court, Western Division at Seattle, Case No. CV04-2334, was filed in federal court in Seattle, Washington. The suit alleges that the Company’s products infringe Omax’s Patent Nos. 5,508,596 entitled “Motion Control with Precomputation” and 5,892,345 entitled “Motion Control for Quality in Jet Cutting.” The suit also seeks to have the Company’s Patent No. 6,766,216 entitled “Method and System for Automated Software Control of Waterjet Orientation Parameters” declared invalid, unenforceable and not infringed. The Company has brought claims against Omax alleging certain of their products infringe its Patent No. 6,766,216. Omax manufactures waterjet equipment that competes with the Company’s equipment. Both Omax’s and the Company’s patents are directed at the software that controls operation of the waterjet equipment. Although the Omax suit seeks damages of over $100 million, the Company believes Omax’s claims are without merit and the Company intends not only to contest Omax’s allegations of infringement but also to vigorously pursue its claims against Omax with regard to its own patent. Proceedings in the case have been stayed as the parties negotiate the possible purchase of Omax by the Company. The outcome of this case is uncertain and an unfavorable outcome ranging from $0 to $100 million is reasonably possible. The Company has not provided any loss accrual related to the Omax lawsuit as of April 30, 2008. The Company has spent, and could continue to spend considerable amounts on this case except as discussed in Note 17: Pending Omax Transaction.

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

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2007, the Company received a claim seeking the return of amounts paid by Collins and Aikman Corporation, a customer, as preference payments. The amount sought as preference payments is approximately $1 million. The Company intends to vigorously contest this claim; however, the ultimate outcome or likelihood of this specific claim cannot be determined at this time and an unfavorable outcome ranging from $0 to $1 million is reasonably possible.

Other Legal Proceedings — For matters other than Omax, Crucible, and Collins and Aikman described above, the Company does not believe these proceedings will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Other Commitments — Pursuant to an employment termination agreement (the” Agreement”) with its former President and Chief Executive Officer (the “former Executive”), the Company recognized $2.9 million in fiscal year 2007 and $2.8 million in fiscal year 2008 related to payments and benefits in connection with his retirement. In accordance with the Agreement, a cash severance payment of $4.9 million, less applicable tax withholdings, was paid to the former Executive in January 2008. Included in Other Current Liabilities as of April 30, 2008 is $499,000 related to this Agreement, which is expected to be paid out within the next year.

Note 10 — Shareholders’ Equity

Preferred Share Rights Purchase Plan

On June 7, 1990 the Board of Directors of the Company adopted a Preferred Share Rights Purchase Plan (the “Plan”). The Plan was amended and restated as of September 1, 1999 and amended by Amendments No. 1 and 2 dated October 29, 2003 and October 19, 2004, respectively. Pursuant to the Plan, as amended, a Preferred Share Purchase Right (a “Right”) is attached to each share of Company common stock. The Rights will be exercisable only if a person or group acquires 15% or more of the Company’s common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15% or more of the common stock. Each Right entitles shareholders to buy one one-hundredth of a share of Series B Junior Participating Preferred Stock (the “Series B Preferred Shares”) of the Company at a price of $45. If the Company is acquired in a merger or other business combination transaction, each Right will entitle its holder to purchase a number of the acquiring company’s common shares having a value equal to twice the exercise price of the Right. If a person or group acquires 15% or more of the Company’s outstanding common stock, each Right will entitle its holder (other than such person or members of such group) to receive, upon exercise, a number of the Company’s common shares having a value equal to two times the exercise price of the Right. Following the acquisition by a person or group of 15% or more of the Company’s common stock and prior to an acquisition of 50% or more of such common stock, the Board of Directors may exchange each Right (other than Rights owned by such person or group) for one share of common stock or for one one-hundredth of a Series B Preferred Share. Prior to the acquisition by a person or group of 15% of the Company’s common stock, the Rights are redeemable, at the option of the Board, for $.0001 per Right. The Rights expire on September 1, 2009. The Rights do not have voting or dividend rights, and until they become exercisable, have no dilutive effect on the earnings of the Company. There are no outstanding rights under this plan as of April 30, 2008 and 2007.

Warrant Repurchase

On October 25, 2007, in a privately negotiated transaction, the Company purchased from certain funds managed or advised by Third Point LLC (collectively, “Third Point”) outstanding warrants that gave Third Point the right until March of 2010 to purchase 403,300 of the Company’s common stock at an exercise price of $4.07 per share (the “Warrants”). Third Point purchased the Warrants, together with shares of common stock, in the Company’s March 2005 Private Investment Public Equity transaction (the “PIPE Transaction”). The Warrants were repurchased from Third Point in connection with the Company’s previously announced program to repurchase up to $45 million of the Company’s securities. The Warrants were repurchased at a

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

price of $7.43 per Warrant for an aggregate purchase price of $3 million. In accordance with FASB Technical Bulletin (“FTB”) No. 85-6, the total fair value of the repurchased warrants of $2.4 million was accounted for as the cost of the warrants and was included as a reduction to capital in excess of par within the Company’s total stockholders’ equity in fiscal year 2008. The cash paid in excess of the fair market value of those warrants of $629,000 was charged against income as Other Expense in the second quarter of fiscal year 2008. The total fair value of the warrants was estimated using the Black-Scholes pricing model, based on the following assumptions: (i) no expected dividend yields; (ii) expected volatility rate of 60%; and (iii) an expected life of 28 months based on the remaining contractual life of the Warrants. The risk-free interest rate applied was 4.12% based on U.S Treasury constant maturity interest rate whose term is consistent with the expected life of the Company’s stock options.

Third Point was the last holder of warrants issued in the PIPE Transaction; all other warrants had been converted. Under the terms of the PIPE Transaction, the Company was obligated to file and keep effective a registration statement on Form S-1 for the resale of the shares issued in the PIPE Transaction as well as the shares issuable upon exercise of the Warrants until February 22, 2011. Failure to keep the registration statement continuously effective would have resulted in penalties of approximately $250,000 per month. With the repurchase of the Warrants, the Company is no longer obligated to keep the registration statement effective.

Note 11 — Stock-based Compensation

The Company maintains a stock-based compensation plan (the “2005 Plan”) which was adopted in September 2005 to attract and retain the most talented employees and promote the growth and success of the business by aligning long-term interests of employees with those of shareholders. The 2005 Plan provides for a pool of 2.5 million shares which the Company, at its discretion, may choose to grant in the form of stock, stock units, stock options, stock appreciation rights, or cash awards.

The Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123R, Share-Based Payment, (“FAS 123R”) as of the beginning of fiscal year 2007. The Company elected to use the modified prospective transition method permitted by FAS 123R. Accordingly, prior period amounts were not restated. Under this transition method, the compensation cost recognized by the Company beginning in fiscal year 2007 includes (a) compensation cost for all stock-based compensation awards that were granted prior to, but not vested as of May 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement of Financial Accounting Standard No. 123 (“FAS 123”), “Accounting for Stock Based Compensation”, and (b) compensation cost for all stock-based compensation awards granted subsequent to May 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. Compensation expense is recognized only for those options, stocks, or stock units expected to vest with forfeitures estimated at the grant date based on the Company’s historical experience and future expectations. If the actual number of forfeitures differs from those estimated by the management, additional adjustments may be required in future periods. Compensation expense is recognized on a straight-line basis over the total requisite service period of each award, and recorded in operating expenses on the Consolidated Statement of Income.

Stock Options

The Company grants common stock options to employees and directors of the Company with service and/or performance conditions. The compensation cost of service condition stock options is based on their fair value at the grant date and recognized ratably over the service period. Compensation cost of stock options with performance conditions is based upon current performance projections and the percentage of the requisite service that has been rendered. All options become exercisable upon a change in control of the Company unless the surviving company assumes the outstanding options or substitutes similar awards for the outstanding

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

awards of the 2005 Plan. Options are granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. The maximum term of options is 10 years from the date of grant.

The following tables summarize the stock option activities for the year ended April 30, 2008:

		Weighted-		Weighted-Average
		Average	Aggregate	Remaining
	Number of	Exercise	Intrinsic	Contractual
	Options	Price	Value	Term (Years)

Outstanding at April 30, 2007	1,063,404	$8.99	$2,819,601	3.61
Granted during the period	200,000	11.40
Exercised during the period	(252,054)	4.75
Expired or forfeited during the period	(237,850)	10.49

Outstanding at April 30, 2008	773,500	$10.53	$195,801	3.98

Exercisable at April 30, 2008	573,500	$10.23	$195,801	2.15
Vested or expected to vest at April 30, 2008	573,500	10.23	195,801	2.15

	Year Ended April 30,
	2008	2007	2006

Total intrinsic value of options exercised	$1,262	$776	$1,138
Total fair value of options vested	—	211	76
Cash received from exercise of share options	1,198	1,518	2,003
Tax benefit realized from stock options exercised	291	—	—

The Company uses the Black-Scholes option-pricing model to calculate the grant-date fair value of its stock options. There were no options granted in fiscal year 2006. Information pertaining to the Company’s assumptions to calculate the fair value of the stock options granted during the two years ended April 30, 2008 is as follows:

	April 30,
	2008	2007

Options granted	200,000	21,250
Weighted average grant-date fair value of stock options granted	$6.90	$4.76
Assumptions:
Weighted average expected volatility	62.02%	61.86%
Risk-free interest rate	4.98%	4.97%
Weighted average expected term (in years)	6	2
Expected dividend yield	—	—

The Company uses historical volatility in estimating expected volatility and historical employee exercise and option expiration data to estimate the expected term assumption for the Black-Scholes grant-date valuation. The risk-free interest rate assumption is based on U.S. Treasury constant maturity interest rate whose terms are consistent with the expected term of the Company’s stock options. The Company has not declared or paid any cash dividends on its Common Stock and does not anticipate that any dividends will be paid in the foreseeable future.

For the two years ended April 30, 2008, the Company recognized compensation expense related to stock options of $172,000 and $344,000, respectively. During the second quarter of fiscal year 2008, $101,000 of the

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expense recorded in fiscal year 2007 related to performance based stock options was reversed as the performance criteria for vesting were not met. There were no stock options granted during the year ended April 30, 2006. As of April 30, 2008, total unrecognized compensation cost related to nonvested stock options was $1.1 million which is expected to be recognized over a weighted average period of 3.25 years.

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

The following table summarizes the service-based stock award activities for employees for the two years ended April 30, 2008:

		Weighted-
		Average
	Number of	Grant-date
	Shares	Fair Value

Nonvested at April 30, 2006	87,890	$4.86
Granted during the period	51,750	11.75
Forfeited during the period	(19,609)	3.38
Vested during the period	(47,498)	6.16

Nonvested at April 30, 2007	72,533	9.33
Granted during the period	296,773	7.86
Forfeited during the period	(6,650)	13.05
Vested during the period	(37,207)	7.87

Nonvested at April 30, 2008	325,449	$8.06

For the three years ended April 30, 2008, 2007 and 2006, the Company recognized compensation expense related to service-based stock awards of $732,000, $655,000 and $1.6 million, respectively. As of April 30, 2008, total unrecognized compensation cost related to service-based stock awards of $2.3 million is expected to be recognized over a weighted average period of 3.77 years.

Performance-Based Stock Awards

In fiscal year 2006 and 2007, the Company adopted Long-Term Incentive Plans (the “LTIPs”) under which the executive officers are to receive stock awards based on the Company’s performance measures over three-year performance periods. These plans were adopted annually with different performance targets. Awards will vary based on the degree to which the Company’s performance meets or exceeds predetermined thresholds at the end of the performance period. No payout will occur unless the Company exceeds certain minimum threshold performance objectives. Compensation expense is based upon current performance projections for the three-year period and the percentage of the requisite service that has been rendered. Compensation cost for the unvested portion of the LTIP awards is based on their grant-date fair value. The LTIPs permit employees to elect to net-settle a portion of the award paid in stock to meet the employee’s share of minimum withholding requirements, which the Company accounts for as equity.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the LTIPs activities for the two years ended April 30, 2008:

		Weighted-
		Average
	Number of	Grant-date
	Shares	Fair Value

Nonvested at April 30, 2006	279,000	$7.81
Granted during the period	172,500	13.50
Forfeited during the period	(270,000)	9.50
Vested during the period	—	—

Nonvested at April 30, 2007	181,500	$10.71
Granted during the period	—	—
Cancelled during the period	(69,000)	7.81
Forfeited during the period	(38,000)	10.51
Vested during the period	—	—

Nonvested at April 30, 2008	74,500	$13.50

The company did not recognize any compensation expense related to LTIPs for the two years ended April 30, 2008 and 2007 as the achievement of the performance criteria was not deemed probable. The Company recognized compensation expense related to LTIPs of $1.2 million for the year ended April 30, 2006 as the performance objectives were deemed to be probable at that time. This expense was subsequently reversed in fiscal year 2007 because the performance objectives were no longer deemed probable. As of April 30, 2008, there was no unrecognized compensation cost related to performance-based stock awards.

Under an annual incentive plan adopted in fiscal year 2007, the Company granted executives and certain employees’ annual bonuses in the form of cash and/or common stock of the Company. Awards were based on the Company’s performance and individual goals and were usually granted following the conclusion of the Company’s fiscal year end. The shares of the common stock to be issued were not known at the grant date and the amount of the stock was equivalent to a fixed monetary amount. These awards were recorded as liability awards under FAS 123R as of April 30, 2007. For the year ended April 30, 2007, the Company recognized compensation expense related to the annual incentive plan of $477,000.

In July 2003, the Company entered into retention agreements with certain key executives which were initially intended to provide these individuals with incentives to remain with the Company by providing periodic cash payments and a stock distribution in January 2007. As the Company’s financial condition had improved, thus reducing the risk that key executives would seek other employment, and the Company’s stock price had risen increasing the cost to the Company associated with the equity portion of the retention agreements, the Company Board of Directors approved on January 11, 2006 the termination of these agreements and distribution of remaining unpaid amounts. The Company recorded a total of $2.6 million during the year ended April 30, 2006 which included $899,000 from the impact of the acceleration on awards of restricted stock units under these agreements and their termination.

Note 12 —	Pension and Other Post Retirement Benefits

The Company has a 401(k) savings plan in which employees may contribute a percentage of their compensation. At its discretion, the Company may make contributions based on employee contributions and length of employee service. Company contributions and expenses under the plan for the year ended April 30, 2008, 2007 and 2006 were $944,000, $806,000 and $815,000, respectively.

The Company sponsors a defined benefit pension plan in Taiwan, which is governed by a local regulation: The Labor Standard Law (1986). As required by the Labor Standard Law, the Company must remit 4% of the

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employee’s base salary into a designated investment account for the Pension Plan monthly. The pension benefit an employee is entitled to equals two months’ salary with a maximum of 45 months’ salary. An employee is eligible to withdraw their pension benefit upon 25 years of service, age 55 with 15 years of service, or age 60, if the employee is still employed by the Company upon retirement. If an employee terminates prior to retirement, the employee forfeits all accrued benefits under the Plan. Due to a change in Taiwanese law, all new employees hired after July 2005, are not subject to this plan, thus, the plan is frozen. The Company uses an April 30 measurement date for its plan.

All plan assets are deposited in an interest earning account. The amount of net periodic cost recognized in fiscal year 2008 and 2007 was $71,000 and $131,000, respectively. The accumulated benefit obligation, unrecognized net transition obligation, and unrecognized loss as of April 30, 2008 were $1.3 million, $20,000 and $378,000, respectively. The Company’s projected benefit payments under this plan over the next year are $541,000.

Effective April 2007, the Company adopted Statement of Financial Accounting Standards No. 158 (“FAS 158”) “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FAS Statements No. 87, 88, 106, and 132(R)”. FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. A cumulative effect adjustment of $201,000 was recorded as an adjustment to accumulated other comprehensive income upon adoption of FAS 158.

The following table provides a reconciliation of the changes in the plan’s benefit obligations and fair value of plan assets for the two-year period ended April 30, 2008:

	Year Ended April 30,
	2008	2007

Changes in the Projected Benefit Obligation
Projected Benefit Obligation — beginning balance	$1,456	$1,627
Service Cost	34	57
Interest Cost	56	68
Actuarial (Gain)/Loss	118	(323)
Benefits Paid	—	(123)
Foreign Exchange Adjustment	151	150

Projected Benefit Obligation — ending balance	$1,815	$1,456

	Year Ended April 30,
	2008	2007

Changes in the Value of Plan Assets
Fair Value of Plan Assets — beginning balance	$1,044	$1,130
Actual Return (Loss) on Plan Assets	38	28
Employer Contribution	51	55
Benefits Paid	—	(123)
Foreign Exchange Adjustment	104	(46)

Fair Value of Plan Assets — ending balance	$1,237	$1,044

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Actuarial assumptions used to determine benefit obligations were as follows:

	Year Ended April 30,
	2008	2007

Discount rate	3.50%	3.75%
Expected rate of return on assets	2.75%	2.75%
Salary increase rate	3.00%	3.00%

Note 13 —	Income Taxes:

The components of consolidated income (loss) before income taxes include the following components:

	Year Ended April 30,
	2008	2007	2006

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes:
United States	$11,546	$(3,557)	$(5,368)
Foreign	3,748	10,565	17,766

Total	$15,294	$7,008	$12,398

The provision (benefit) for income taxes is comprised of:

	Year Ended April 30,
	2008	2007	2006

Federal	$298	$103	$—
State	124	52	46
Foreign	4,053	2,637	4,545

Current Tax Expense (after NOL Benefit of $6,312, $3,147, and $1,583)	4,475	2,792	4,591
Federal	(9,347)	—	—
State	(2,376)	—	—
Foreign	631	194	760

Deferred Tax Expense (Benefit) (Net of Valuation Allowance of $17,453, $0, and $0)	(11,092)	194	760

Total Tax Provision (Benefit)	$(6,617)	$2,986	$5,351

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation between the Company’s effective tax rate on income from continuing operations and the statutory tax rate is as follows:

	Year Ended April 30,
	2008	2007	2006

Income tax provision (benefit) at federal statutory rate	34.0%	34.0%	34.0%
State and local taxes net of federal tax benefit	3.1	—	0.2
Foreign tax rate differential	(4.4)	(8.5)	(7.9)
Change in valuation allowance	(113.1)	(171.1)	(61.7)
Non deductible/nontaxable items	3.3	3.4	27.0
Foreign earnings not previously subject to U. S. tax	6.1	20.9	39.5
Foreign Withholding Taxes	8.9	11.6	—
Foreign income taxes	0.1	—	7.9
Alternative minimum taxes	2.0	1.5	—
Stock based compensation	0.8	(6.5)	—
Tax credits	2.8	(7.8)	—
Statutory to U.S. GAAP adjustments	9.9	—	—
Prior year reconciled amounts	—	174.6	(7.4)
Other, net	3.2	(9.5)	11.6

Income tax provision (benefit)	(43.3)%	42.6%	43.2%

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of the net deferred tax asset or liability are as follows:

	April 30, 2008	April 30, 2007

Current deferred tax assets/(liabilities):
Accounts receivable allowances	$311	$294
Inventory capitalization	173	272
Net operating loss carryforward	964	—
Obsolete inventory	921	746
Vacation accrual	322	337
Foreign tax liability	—	(213)
Other	419	25

Current Deferred Tax Assets	3,110	1,461
Valuation allowance	(906)	(1,674)

Total Current Deferred Tax Assets/(Liabilities)	2,204	(213)

Long-Term:
Fixed assets	1,627	1,534
Net operating loss carryforward	16,206	23,151
Capital loss	1,602	1,561
Goodwill	1,040	1,686
Foreign taxes	—	3,813
Foreign withholding tax	(521)	(1,370)
Deferred compensation	465	495
Undistributed foreign earnings	(636)	(5,402)
AMT credits	889	479
Deferred income	—	(404)
Foreign tax basis differential	110	128
Foreign unrealized exchange gain/loss	(6,158)	(6,696)
Foreign tax asset	—	304
Currency Translation Adjustment	(482)	269
All other	1,594	3,725

Long-Term Deferred Tax Assets	15,736	23,273
Valuation allowance	(7,988)	(24,339)

Total Long-Term Deferred Tax Asset	7,748	(1,066)

Net Deferred Tax Asset (Liability)	$9,952	$(1,279)

As of April 30, 2008, the Company had approximately $35.4 million of domestic net operating loss and $36.7 million of state net operating loss carryforwards to offset future taxable income for federal and state income tax purposes. These net operating loss carryforwards expire between fiscal year 2022 and fiscal year 2026. Net operating loss carryforwards in foreign jurisdictions amount to $39.3 million. Most of the foreign net operating losses can be carried forward indefinitely, with certain amounts expiring between fiscal years 2014 and 2017. The federal, state and foreign net operating loss carryforwards per the income tax returns filed include uncertain tax positions taken in prior years. Due to the application of FIN 48, the net operating loss carryforwards per the income tax returns are larger than the net operating loss deferred tax asset recognized

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for financial statement purposes. The Company also has a capital loss carryover of $4.3 million which expires in 2011. Utilization of net operating losses may be subject to limitation due to ownership changes and other limitations provided by the Internal Revenue code and similar state provisions. If such a limitation applies, the net operating loss may expire before full utilization.

Based on results of operations for the fiscal years ended April 30, 2008, 2007, and 2006 and anticipated future taxable income, the Company believes that certain of its deferred tax assets are more likely than not to be realized. Accordingly, in the fiscal year ended April 30, 2008, the Company reversed approximately $17.2 million of valuation allowance on U.S. net operating loss (NOL) carryforwards and other net deferred tax assets, which will more likely than not, be realized in future periods. Additionally, during the first quarter of fiscal year 2008, after concluding that certain of its German deferred tax assets were more likely than not to be realized, the Company reversed approximately $1 million of valuation allowance against net deferred tax assets in this jurisdiction. At April 30, 2008, the value of our deferred tax assets was $10 million.

With the exception of certain of its subsidiaries, it is the general practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of April 30, 2008 the Company has not made a provision for US or additional foreign withholding taxes of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries with the exception of its subsidiaries in Taiwan, Japan, and Switzerland for which it provides deferred taxes. It is not practical to estimate the amount of deferred tax liability relating to the Company’s investment in its other foreign subsidiaries.

In fiscal year 2008, the Company repatriated $9.8 million, net of tax of $885,000 from three foreign subsidiaries and the Company plans to continue repatriating additional funds from these foreign subsidiaries in the future. In fiscal year 2007, we repatriated $8.0 million, net of tax of $1.4 million from two foreign subsidiaries and in fiscal year 2006, we repatriated $1.4 million from these foreign subsidiaries.

The Company is subject to taxation in the United States, various state and foreign jurisdictions. The Company is no longer subject to examinations by tax authorities for years prior to fiscal year 2002.

As a result of certain realization requirements of FASB Statement No. 123(R) Stock-based Compensation, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at April 30, 2008 and 2007 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Equity will be increased by $1.4 million if and when such deferred tax assets are ultimately realized. The Company uses FAS 109 ordering for purposes of determining when excess tax benefits have been realized.

The following is a tabular reconciliation of the total amounts of the Company’s FIN 48 unrecognized tax benefits for the year:

Balance as of May 1, 2007	$9,094
Gross increases — tax positions in prior periods	—
Gross decreases — tax positions in prior periods	—
Gross increases in tax positions due to currency fluctuations	365
Gross decreases — due to tax rate changes	(269)
Settlements	—
Lapse of statute of limitations	—

Balance as April 30, 2008	$9,190

The balance of unrecognized tax benefits at April 30, 2008 is $9.2 million of tax benefits that, if recognized would affect the effective tax rate and would result in adjustments to other tax accounts, primarily deferred taxes. The timing of payments related to these unrecognized tax benefits is uncertain; however, none of this amount is expected to be paid within the next twelve months. There is a reasonable possibility that the

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unrecognized tax benefits may change within the next twelve months, but the Company does not expect this change to be material to the Consolidated Financial Statements.

Note 14 —	Related Party Transactions

Arlen I. Prentice, a director, is Chief Executive Officer of Kibble & Prentice Holding Company, a company that, together with its wholly owned subsidiary, provides insurance brokerage services to the Company. The Company believes that its transactions with Kibble and Prentice Holding Company are conducted at an “arms-length.”

Premium payments for insurance coverage that Kibble & Prentice Holding Company passes on to the underwriters have totaled $1.9 million, $2.1 million and $2.4 million for the fiscal years ended April 2008, 2007 and 2006, respectively. These amounts included commissions of $137,000, $218,000 and $282,000, in each of the respective fiscal years.

As of April 30, 2008, the Company owed $166,000 to Kibble and Prentice Holding Company which is included in Other Accrued Liabilities balance on the Consolidated Financial Statements.

Note 15 —	Discontinued Operations

In April 2008, the Company decided to sell its CIS Technical Solutions division (“CIS” division), which was previously reported as part of its Applications segment. Accordingly, the Company has classified the financial results of its CIS division as discontinued operations in the Consolidated Statements of Operations for all periods presented. The Consolidated Balance Sheets as of April 30, 2008 and the Consolidated Statements of Cash Flows for the years ended April 30, 2008, 2007 and 2006 do not reflect discontinued operations treatment for the CIS division as the Company has not reclassified its balance sheets, as the related amounts are not material, or cash flows for this discontinued operation.

On October 31, 2005, the Company completed the sale of certain of its non-core businesses; Avure Technologies, Incorporated, Flow International FPS AB, Avure Technologies AB subsidiaries, and its 51% interest in Flow Autoclave Systems (together, the “Avure Business”) as a result of a strategy to divest itself of operations that do not rely upon its core ultra-high-pressure water pump business. The consideration included cash of $6 million (less a working capital adjustment of $951,000) which was received on November 1, 2005 and a promissory note of $8 million payable 90 days after closing at a simple interest rate of 10% per annum. In addition, the Company received a promissory note of $2 million payable at 3 years after closing at a simple interest rate of 6% per annum. The $2 million promissory note was reduced by 50% of the pension balance of the International Press segment as of October 31, 2005 or $687,500.

The purchaser of the Avure Business (the “Purchaser”) subsequently claimed that it was entitled to a further working capital adjustment of $1.4 million, which claim the Company disputed. The Company and the Purchaser agreed to resolve this claim in accordance with the arbitration procedure agreed on at the time of sale. The Company and the Purchaser also agreed that the Purchaser would have a limited right to prepay, at a 12.5% discount, the balance of the promissory note due 3 years after closing. The prepay right expired on January 31, 2007. The Company received a partial payment of $995,000 in the second quarter of fiscal year 2007.

On August 16, 2006, the Company received notice from the arbitrator to whom the dispute had been referred regarding the resolution of its outstanding dispute with the Purchaser. Although the Company did not agree with all the findings of the arbitrator, the decision by the arbitrator constituted a final resolution of all disputes between the Purchaser and the Company regarding the calculation of net working capital. The adjustment amounted to $1,026,000 (including interest and arbitration fees), of which $300,000 was previously accrued as a liability. The net amount of $685,000 was recorded as a Loss on Sale from Discontinued

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operations for the year ended April 30, 2007. The Company delivered payment to the Purchaser on August 21, 2006.

As of April 30, 2008, the promissory note balance of $321,000, which includes interest of $104,000, is included in Other Current Assets.

Summarized financial information for the three year period ended April 30, 2008 for the discontinued operations is set forth below:

	Year Ended April 30,
	2008	2007	2006

Sales	$4,107	$3,664	$18,875
Income before provision for income taxes	673	654	1,384
Provision for income taxes	(230)	(236)	(612)
Income from operations of discontinued operations	443	418	772

Note 16 —	Business Segments and Geographical Information

The Company’s operating segments are based upon the manner in which internal financial information is produced and evaluated by the chief operating decision maker (the Company’s Chief Executive Officer). The Company’s segments are evaluated on an operating income basis.

The Company has identified four reportable segments. These segments, North America Waterjet, Asia Waterjet, Other International Waterjet (together known as Waterjet), and Applications, utilize the Company’s released pressure technology. The Waterjet operation includes cutting and cleaning operations, which are focused on providing total solutions for the aerospace, automotive, job shop, surface preparation and paper industries. The Applications operation provides specialty engineered robotic systems designed for material removal and separation of various materials and for factory automation. These systems are primarily used in automotive applications. Effective September 2007, our Applications segment ceased the pursuit of sales of non-waterjet automation systems to focus on increasing revenue from systems that integrate waterjet cutting technology.

In April 2008, the Company begun to pursue the sale of its CIS Technical Solutions division (“CIS” division), which was previously reported as part of the Applications segment. Accordingly, the Company has recast all periods presented to reflect this division’s results as discontinued operations. Refer to Note 15, Discontinued Operations of the Notes to the Consolidated Financial Statements for further discussion on the results of CIS division for the three years ended April 30, 2008.

Segment operating results are measured based on revenue growth, gross margin and operating income (loss).

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents information about the reported operating income (loss) and assets of the Company for the years ended April 30, 2008, 2007 and 2006.

					Inter-Segment
	North		Other		Eliminations
	America	Asia	International		and
	Waterjet	Waterjet	Waterjet	Applications	Reconciliations*	Total

2008
External sales	$130,556	$30,739	$67,804	$15,160	$—	$244,259

Inter-segment sales	69,992	1,358	167	891	(72,408)	—

Depreciation and amortization	2,765	552	300	357	—	3,974

Operating income	9,985	3,548	5,685	(3,541)	1,102	16,779

Income tax provision (benefit)	(9,682)	991	2,038	(188)	224	(6,617)

Goodwill	2,463	301	—	—	—	2,764

Total assets	107,532	30,047	35,395	7,133	(28,952)	151,155

2007
External sales	$119,147	$30,845	$49,674	$13,769	$—	$213,435

Inter-segment sales	25,629	1,228	158	379	(27,394)	—

Depreciation and amortization	2,058	522	157	244	—	2,981

Operating income (loss)	(2,921)	4,802	4,982	(2,070)	(136)	4,657

Income tax provision (benefit)	965	1,376	917	(272)	—	2,986

Goodwill	2,463	301	—	—	—	2,764

Total assets	77,929	38,639	25,346	9,441	(28,183)	123,172

2006
External sales	$109,686	$36,264	$38,653	$18,055	$—	$202,658

Inter-segment sales	24,999	1,149	2,134	1,023	(29,305)	—

Depreciation and amortization	2,423	494	187	269	—	3,373

Operating (loss) income	4,374	14,592	1,616	(130)	(181)	20,271

Income tax provision (benefit)	1,029	3,875	530	(248)	165	5,351

Goodwill	2,463	301	—	—	—	2,764

Total assets	73,297	44,179	21,539	8,621	(28,335)	119,301

*	The reconciliation includes total assets of minor entities that do not constitute separate operating segments.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents the Company’s operations and other financial information by geographical region:

					Inter-
	United			Other	Segment
	States	Europe	Asia	Foreign	Eliminations	Consolidated

Fiscal 2008
Sales:
Customers(1)	$130,556	$56,422	$30,739	$26,542	$—	$244,259
Inter-area(2)	69,992	166	1,358	892	(72,408)	—

Total sales	$200,548	$56,588	$32,097	$27,434	$(72,408)	$244,259

Long-Lived Assets	$29,525	$4,265	$6,703	$966	$185	$41,644

Fiscal 2007
Sales:
Customers(1)	$119,147	$41,850	$30,845	$21,593	$—	$213,435
Inter-area(2)	25,629	158	1,228	379	(27,394)	—

Total sales	$144,776	$42,008	$32,073	$21,972	$(27,394)	$213,435

Long-Lived Assets	$15,306	$436	$6,149	$901	$185	$22,977

Fiscal 2006
Sales:
Customers(1)	$109,686	$33,903	$36,264	$22,805	$—	$202,658
Inter-area(2)	24,834	2,134	1,149	1,188	(29,305)	—

Total sales	$136,450	$36,037	$37,413	$22,063	$(29,305)	$202,658

Long-Lived Assets	$11,491	$480	$6,487	$680	$183	$19,321

(1)	U.S. sales to unaffiliated customers in foreign countries were $19.6 million, $18.7 million and $23.2 million in fiscal years 2008, 2007, and 2006, respectively.

(2)	Inter-area sales represent products that were transferred between geographic areas at negotiated prices. These amounts have been eliminated in the consolidation.

Note 17 —	Pending Omax Transaction

On December 4, 2007, the Company entered into an Option Agreement (the “Option Agreement”) with Omax Corporation (“Omax”). Omax is a leading provider of precision-engineered, computer-controlled, two-axis abrasivejet systems for use in the general machine shop environment.

Under the Option Agreement, Omax agreed to an Exclusivity Period (defined below) during which the Company and Omax intend to complete negotiations and to agree on the acquisition of 100% of the outstanding capital stock of Omax by the Company, under the terms and conditions set forth in the Option Agreement, including the negotiation of mutually acceptable definitive agreements and the approval of the shareholders of Omax (the “Proposed Merger”). The Company paid into escrow $6 million on signing the Option Agreement (“Option Escrow”).

The Option Agreement provides that the Company shall pay an additional $3 million into the Option Escrow on the termination of the Hart-Scott-Rodino (“HSR”) waiting period and execution of the definitive agreements relating to the Proposed Merger.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Option Agreement establishes that the Definitive Agreements will provide for the following payments by the Company, subject to indemnification escrows as described below:

•	At Closing, $66 million plus the funds in the Option Escrow to be paid in cash, minus amounts to be paid by the Company at Closing in satisfaction of certain litigation fees of Omax, if any, and less amounts to be placed into an employee retention pool, described below;

•	At Closing, 3.75 million shares of Company common stock, or if the Closing Share Price (defined as the average daily closing price of the Company common stock during the ten trading day period prior to Closing) is less than $9.00, such greater number as is necessary so that the total value of the shares delivered is $33.75 million (the Company may pay cash for any additional shares otherwise payable pursuant this paragraph, based on the number of additional shares in excess of 3,750,000 which would otherwise be payable times the Closing Share Price); and

•	Two years after Closing, up to 1,733,334 additional shares of common stock based on the Average Share Price (defined as the average closing price for the six months ending twenty four months after Closing). Shares will be paid on a straight line interpolation, with no shares being delivered if the Average Share Price is $13 or less, and 1,733,334 shares being delivered if the Average Share Price is $15 or more; provided that if the Closing Share Price is less than $9.00, the $13 and $15 prices will be reduced by the difference between $9.00 and the Closing Share Price. The Company may elect to pay the consideration required in this paragraph in cash based upon the Average Share Price times the number of shares which would otherwise be issued. If the Company elects to pay in cash, the total amount paid shall not exceed $26 million and shall be paid in full satisfaction of the right to receive additional shares.

•	The cash consideration at Closing is subject to adjustment based on Omax Net Working Capital at Closing. The consideration will be adjusted upward or downward on a dollar-for-dollar basis if the Net Working Capital is below $7 million or above $9 million.

The Option Agreement provides that in the event that the Proposed Merger does not close or is otherwise terminated, the funds in the Option Escrow will be released and Omax may retain such amounts. However, that in the event Omax thereafter obtains a judgment against the Company in the litigation matter, referred to in Note 9, Omax Corporation v Flow International Corporation (the “Litigation”) or the Company agrees to pay Omax an amount to settle the Litigation, the Company will receive a credit against any such judgment and/or settlement in an amount equal to 50% of the $6 million payment and 100% of the $3 million payment.

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

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The negotiation and execution of the Definitive Agreements are subject to the completion of due diligence activities (certain of which will be provided after execution of the Definitive Agreements), and the closing of the transaction will be subject to standard closing conditions, including HSR approval of the merger.

Under the Option Agreement, Omax agreed to a period of exclusivity that ends on the earlier of (i) the mutual consent of the parties that all discussions related to the Proposed Transaction have terminated, (ii) 180 days following the receipt of a definitive final response from federal regulatory authorities concerning the HSR filing, (iii) 60 days following the receipt of a definitive final response from federal regulatory authorities concerning the HSR filing (should the parties not have entered into the Definitive Agreements by such date), or (iv) December 5, 2008 (the “Exclusivity Period”). During the Exclusivity Period, Omax will not, without the advance written consent of the Company, (1) solicit, initiate discussions, engage in or encourage discussions or negotiations with, or enter into any agreement, including any non-disclosure agreement, with, any party relating to or in connection with (a) the possible merger with Omax, (b) the possible acquisition of any material portion of the Company’s capital stock or assets, including the claims in the Litigation, or (c) any other transaction outside of the ordinary course of business that could materially impair the value of Omax’s assets post-Closing (collectively, a “Restricted Transaction”), or (2) disclose any non-public information relating to Omax or its subsidiaries or afford access to the properties, books or records of Omax or its subsidiaries to, any person concerning a Restricted Transaction.

On July 10, 2008, in connection with the pending merger with Omax referred to in Note 17, the Federal Trade Commission (“FTC”) accepted an Agreement Containing Consent Order (the “proposed consent order”) that will remedy competitive concerns about the proposed transaction alleged in the FTC’s simultaneously issued Complaint. The proposed consent order is subject to a 30 day public notice and comment period, following which the FTC will decide whether to make it final. The consent decree provides that Flow will make available to other abrasive waterjet companies royalty-free licenses to OMAX’s U.S. Patents 5,508,596 and 5,892,345, which relate just to the controllers used in waterjet cutting systems. The licenses do not include any transfer of technology, will not cover any other patented equipment or processes owned by Flow or OMAX, and do not apply to any intellectual property outside of the U.S. The Company is permitted to close the transaction prior to the expiration of the 30 day public notice and comment period; however, the Company does not anticipate that other closing conditions of the transaction will be satisfied prior to such time. Furthermore, there can be no assurances that a mutually acceptable definitive agreement will be negotiated and that all other closing conditions will be satisfied and that the Omax merger will be consummated.

As of April 30, 2008, the Company had accumulated approximately $7.7 million in deferred costs incurred in contemplation of the Proposed Transaction which includes $6 million paid into escrow upon the signing of the Option Agreement above. The deferred acquisition costs will be included in the purchase price allocation in the event that the merger is consummated. In the event that the merger is not consummated, the deferred acquisition costs will be expensed.

If the merger is consummated, the litigation with Omax referred to in Note 9: Commitments and Contingencies will be terminated without any additional payments in settlement by either party.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18 —	Selected Quarterly Financial Information (unaudited)

The following table contains selected unaudited statement of operations information for each quarter of the years ended April 30, 2008 and 2007. The information presented in the first and third quarters of fiscal year 2008 and in the first, third and fourth quarters of fiscal year 2007 have been restated from previous filings. The restatement for the quarters in fiscal year 2008 will be reflected when those unaudited consolidated financial statements are presented in the Company’s quarterly filings during fiscal year 2009. Refer to Note 20 of the Consolidated Financial Statements for further discussion on the restatement.

The operating results for any quarter are not necessarily indicative of results for any future period.

	Year Ended April 30, 2008
	As Previously Reported
	First	Second	Third

Sales	$58,666	$59,174	$66,271
Gross Margin	23,600	24,435	27,978
Income from Continuing Operations	377	2,295	5,897
Net Income	377	2,295	5,897
Income Per Share — Basic:

Income from Continuing Operations	$.01	$.06	$.16
Net Income	$.01	$.06	$.16
Income Per Share — Diluted:
Income from Continuing Operations	$.01	$.06	$.16
Net Income	$.01	$.06	$.16

	Year Ended April 30, 2007
	As Previously Reported
	First	Second	Third	Fourth**	Total

Sales	$53,410	$54,404	$56,038	$53,427	$217,279
Gross Margin	23,032	23,612	23,744	21,748	92,136
Income (Loss) from Continuing Operations	3,768	1,742	2,029	(3,184)	4,355
Net Income (Loss)	3,042	1,742	2,029	(3,143)	3,670

Income (Loss) Per Share — Basic:
Income (Loss) from Continuing Operations	$.10	$.05	$.05	$(.09)	$.12
Net Income (Loss)	$.08	$.05	$.05	$(.08)	$.10
Income (Loss) Per Share — Diluted:
Income (Loss) from Continuing Operations	$.10	$.05	$.05	$(.09)	$.12
Net Income (Loss)	$.08	$.05	$.05	$(.08)	$.10

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended April 30, 2008
	Restated
	First	Second	Third

Sales	$58,858	$59,174	$66,271
Gross Margin	23,632	24,520	28,090
Income from Continuing Operations	435	2,295	6,289
Net Income	435	2,295	6,289
Income Per Share — Basic:

Income from Continuing Operations	$.01	$.06	$.17
Net Income	$.01	$.06	$.17
Income Per Share — Diluted:
Income from Continuing Operations	$.01	$.06	$.17
Net Income	$.01	$.06	$.17

	Year Ended April 30, 2007
	Restated
	First	Second	Third	Fourth**	Total

Sales	$53,421	$54,404	$56,038	$53,235	$217,098
Gross Margin	22,915	23,612	23,744	21,686	91,957
Income (Loss) from Continuing Operations	3,682	1,742	2,260	(3,244)	4,440
Net Income (Loss)	2,956	1,742	2,260	(3,203)	3,755

Income (Loss) Per Share — Basic:
Income (Loss) from Continuing Operations	$.10	$.05	$.06	$(.09)	$.12
Net Income (Loss)	$.08	$.05	$.06	$(.09)	$.10
Income (Loss) Per Share — Diluted:
Income (Loss) from Continuing Operations	$.10	$.05	$.06	$(.09)	$.12
Net Income (Loss)	$.08	$.05	$.06	$(.09)	$.10

	Year Ended April 30, 2008
	As Restated and Reclassified for Discontinued Operations
	First*	Second*	Third*	Fourth*	Total*

Sales	$57,860	$57,757	$65,369	$63,273	$244,259
Gross Margin	23,384	23,962	27,882	26,482	101,710
Income from Continuing Operations	348	2,019	6,234	13,310	21,911
Net Income	435	2,295	6,289	13,335	22,354

Income Per Share — Basic:
Income from Continuing Operations	$.01	$.05	$.17	$.35	$.59
Net Income	$.01	$.06	$.17	$.35	$.60
Income Per Share — Diluted:
Income from Continuing Operations	$.01	$.05	$.17	$.35	$.58
Net Income	$.01	$.06	$.17	$.35	$.59

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended April 30, 2007
	As Restated and Reclassified for Discontinued Operations
	First*	Second*	Third*	Fourth**	Total*

Sales	$52,692	$53,428	$55,059	$52,256	$213,435
Gross Margin	22,713	23,298	23,453	21,309	90,773
Income (Loss) from Continuing Operations	3,641	1,591	2,161	(3,371)	4,022
Net Income (Loss)	2,956	1,742	2,260	(3,203)	3,755

Income (Loss) Per Share — Basic:
Income (Loss) from Continuing Operations	$.10	$.04	$.06	$(.09)	$.11
Net Income (Loss)	$.08	$.05	$.06	$(.09)	$.10
Income (Loss) Per Share — Diluted:
Income (Loss) from Continuing Operations	$.10	$.04	$.06	$(.09)	$.11
Net Income (Loss)	$.08	$.05	$.06	$(.09)	$.10

*	In April 2008, the Company decided to sell its CIS Technical Solutions division (“CIS” division), which was previously reported as part of our Applications segment. Accordingly, all periods have been recast to reflect the results of operations related to this division in discontinued operations.

**	During the fourth quarter of 2007, $1.2 million of compensation expense recognized in fiscal year 2006 related to the LTIP was reversed

Note 19 —	Subsequent Events

On June 2, 2008, the Company committed to a plan to establish a single facility for designing and building its advanced waterjet systems at its Jeffersonville, Indiana facility and to close its manufacturing facility in Burlington, Ontario, Canada. The Company estimates that the costs associated with the closure of the Burlington facility and the costs associated with moving production to its Jeffersonville facility will range from $2.6 million to $2.8 million in fiscal year 2009, including from $1.5 million to $1.7 million for severance and termination benefits and $1 million to $1.2 million for facility closure and relocation costs. The Company recorded an impairment charge of $97,000 related to the impairment of long-lived assets in fiscal year 2008 based on this plan to close its Burlington, Ontario manufacturing facility.

On June 9, 2008, the Company secured a new five-year senior secured credit facility with an aggregate principal amount of $100 million, which includes a $65 million revolving credit facility and a $35 million term loan that the Company may draw upon for the merger with Omax. This line of credit has a maturity date of June 9, 2013 and is collateralized by a general lien on all of the Company’s material assets, as defined within the credit agreement. Borrowings on the credit facility, if any, will be based on the bank’s prime rate or LIBOR rate plus a percentage spread between 1.25% and 2.00% depending on the Company’s current leverage ratios, at the Company’s option. The corresponding credit agreement associated with the new credit facility places certain debt covenant restrictions on the Company which will require it to maintain certain financial ratios that are customary for similar facilities.

On July 10, 2008, in connection with the pending merger with Omax referred to in Note 17, the Federal Trade Commission (“FTC”) accepted an Agreement Containing Consent Order (the “proposed consent order”) that will remedy competitive concerns about the proposed transaction alleged in the FTC’s simultaneously issued Complaint. The proposed consent order is subject to a 30 day public notice and comment period, following which the FTC will decide whether to make it final. The consent decree provides that Flow will

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

make available to other abrasive waterjet companies royalty-free licenses to OMAX’s U.S. Patents 5,508,596 and 5,892,345, which relate just to the controllers used in waterjet cutting systems. The licenses do not include any transfer of technology, will not cover any other patented equipment or processes owned by Flow or OMAX, and do not apply to any intellectual property outside of the U.S. The Company is permitted to close the transaction prior to the expiration of the 30 day public notice and comment period; however, the Company does not anticipate that other closing conditions of the transaction will be satisfied prior to such time. Please refer to Note 17 for a description of the terms of the pending Omax transaction, the Option Agreement and the steps necessary for the closing of the transaction.

Note 20 — Restatement of Prior Period Financial Statements

Subsequent to the issuance of the Company’s fiscal 2006 and 2007 Consolidated Financial Statements, management identified errors in fiscal year 2008 which related primarily to fiscal year 2006. Management determined that these errors, when aggregated with other uncorrected errors which management had previously determined to be immaterial in fiscal years 2006 and 2007, were material to the fiscal year 2006 and 2007 Consolidated Financial Statements. As a result, management determined that the 2006 and 2007 consolidated financial statements should be restated.

The errors included an error in the accrual of foreign income tax expense which increased the fiscal year 2006 provision for income taxes and taxes payable and other accrued taxes by $280,000 with a corresponding increase to fiscal year 2007 accumulated deficit. In addition, the Company identified an error related to the accrual of product warranty expense, previously recorded in the Company’s annual report on Form 10-K for the period ended April 30, 2007, which increased the fiscal year 2006 cost of goods sold and other accrued liabilities by $208,000 with a corresponding increase to fiscal year 2007 accumulated deficit. Also identified in fiscal year 2008 was an error related to the timing of recognition of accounts receivable, unearned revenue and customer deposits related to installation services for the Company’s system sales which increased accounts receivable by $657,000, increased deferred revenue by $1,058,000 and decreased customer deposits by $401,000 as of April 30, 2007.

In addition to the errors noted above, the consolidated financial statements were also corrected for the effects of other errors, previously determined to be immaterial.

The effect of these errors resulted in a decrease of $733,000 or $0.02 per basic and dilutive income per share of net income in fiscal year 2006 and an increase of $85,000 or $0 per basic and dilutive income per share of net income in fiscal year 2007.

Refer to Note 18 for the impact of these errors on previously reported unaudited financial data for interim periods in fiscal years 2007 and 2008.

	Year Ended
	April 30, 2007
	As Previously
	Reported	Restated

Cash	$38,146	$38,288
Receivables, net	26,618	27,329
Inventories	26,635	26,593
Other Current Assets***	6,950	7,191
Total Current Assets	99,143	100,195
Property and Equipment, net	15,479	15,459
Total Assets	122,140	123,172
Accounts Payable	17,545	17,715
Accrued Payroll and Related Liabilities	6,291	6,239

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	April 30, 2007
	As Previously
	Reported	Restated

Taxes Payable and Other Accrued Taxes	2,066	2,542
Deferred Revenue	3,559	5,136
Customer Deposits	6,499	5,791
Other Accrued Liabilities	12,233	12,219
Deferred Income Tax Liability — Current	1,627	257
Total Current Liabilities	57,008	57,087
Deferred Income Tax Liability — Long-term	—	1,371
Other Long-term Liabilities	573	711
Total Liabilities	60,360	61,948
Capital in Excess of Par	139,115	139,207
Accumulated Deficit	(68,747)	(69,395)
Total Shareholders’ Equity	61,780	61,224
Total Liabilities and Shareholders’ Equity	122,140	123,172

	Year Ended April 30, 2006
			As Restated and
			Reclassified
	As Previously		for Discontinued
	Reported	Restated	Operations*

Sales	$205,432	$205,421	$202,658
Cost of Sales	111,276	111,478	109,686
Gross Margin	94,156	93,943	92,972
Sales and Marketing Expenses	33,919	33,892	33,673
General & Administrative Expenses	33,166	33,412	33,002
Total Operating Expenses	73,111	73,330	72,701
Operating Income	21,045	20,613	20,271
Interest Expense	1,664	1,673	1,673
Income Before Provision for Income Taxes	13,181	12,740	12,398
Provision for Income Taxes	(5,183)	(5,475)	(5,351)
Income from Continuing Operations	7,998	7,265	7,047
Income from Operations of Discontinued Operations	966	554	772
Loss on Sale of Discontinued Operations	(1,554)	(1,142)	(1,142)
Net Income	7,410	6,677	6,677
Basic Income Per Share:
Income from Continuing Operations	$0.23	$0.20	$0.20
Net Income	0.21	0.19	0.19
Dilutive Income (Loss) per Share Income (Loss) from Continuing Operations	$0.22	$0.19	$0.19
Net Income (Loss)	0.20	0.18	0.18

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended April 30, 2007
			As Restated and
			Reclassified
	As Previously		for Discontinued
	Reported	Restated	Operations*

Sales	$217,279	$217,098	$213,435
Cost of Sales	125,143	125,141	122,662
Gross Margin	92,136	91,957	90,773
Sales and Marketing Expenses	39,810	39,733	39,478
General & Administrative Expenses	37,792	37,530	37,255
Total Operating Expenses	86,985	86,646	86,116
Operating Income	5,151	5,311	4,657
Interest Expense	418	409	409
Other Income (Expense)	1,821	1,922	1,922
Income Before Provision for Income Taxes	7,392	7,662	7,008
Provision for Income Taxes	(3,037)	(3,222)	(2,986)
Income from Continuing Operations	4,355	4,440	4,022
Income from Operations of Discontinued Operations	—	—	418
Loss on Sale of Discontinued Operations	(685)	(685)	(685)
Net Income	3,670	3,755	3,755
Basic Income Per Share:
Income from Continuing Operations	$0.12	$0.12	$0.11
Net Income	0.10	0.10	0.10
Dilutive Income (Loss) per Share Income (Loss) from Continuing Operations	$0.12	$0.12	$0.11
Net Income (Loss)	0.10	0.10	0.10

	Year Ended April 30, 2006		Year Ended April 30, 2007
	As Previously		As Previously
	Reported	Restated	Reported	Restated

Net Income	$7,410	$6,677	$3,670	$3,755
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation and Amortization	3,327	3,373	2,920	2,981
Deferred Income Taxes	1,112	1,119	**	**
Provision for Slow Moving Inventory	554	620	—	46
Bad Debt Expense	***	104	***	1,143
Warranty Expense	***	1,691	***	4,306
Incentive Stock Compensation Expense	4,736	4,800	708	769
Loss on Sale of Discontinued Operations	1,554	1,142	**	**
Other	369	566	276	(784)

	Year Ended April 30, 2006		Year Ended April 30, 2007
	As Previously		As Previously
	Reported	Restated	Reported	Restated

Changes in Operating Assets and Liabilities:
Receivables	(4,733)	(4,668)	7,610	6,803
Inventories	(7,634)	(7,640)	(3,663)	(3,727)
Other Operating Assets ***	901	825	(179)	(344)
Accounts Payable	2,874	2,829	(4,187)	(3,972)
Accrued Payroll and Related Liabilities	656	677	(1,054)	(1,046)
Deferred Revenue	1,869	1,794	(2,813)	(1,162)
Customer Deposits	2,649	2,704	(1,016)	(1,779)
Other Operating Liabilities ***	2,492	1,654	3,886	(679)
Cash Provided by Operating Activities	20,612	20,743	4,046	4,198
Cash Flows from Investing Activities:
Expenditures for Property and Equipment and Intangible Assets	(2,357)	(2,549)	(6,995)	(6,944)
Cash Provided by (Used In) Investing Activities	11,081	10,889	(7,730)	(7,679)
Cash Flows from Financing Activities:
Repayments of Notes Payable	(545)	(2,274)	—	(1,614)
Borrowings under Notes Payable	—	1,729	4,209	5,823
Borrowings under Capital Leases	—	49	**	**
Payments of Capital Lease Obligations	**	**	—	(49)
Cash Provided by (Used In) Financing Activities	(6,711)	(6,662)	5,772	5,723
Increase (Decrease) in Cash and Cash Equivalents	23,210	23,198	1,960	2,114
Cash and Cash Equivalents at Beginning of Period	**	**	36,186	36,174
Cash and Cash Equivalents at End of Period	36,186	36,174	38,146	38,288

*	The Company’s consolidated statements of operations for fiscal years 2006 and 2007 have been reclassified to reflect the results of operations of its CIS Technical Solutions division as discontinued operations.

**	The restatement described above did not result in a restatement of this line item in this fiscal year from the Company’s previously reported financial statements.

***	Prior year amounts have been conformed to current year presentation in the Consolidated Financial Statements.

FLOW INTERNATIONAL CORPORATION

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

	Balance at	Charged to			Balance
	Beginning	Costs and			at End
Classification	of Period	Expenses	Other*	Deductions**	of Period

Year Ended April 30:
Allowance for Doubtful Accounts
2008	$2,915	$1,805	$110	$(1,463)	$3,367
2007 (restated, see Note 20)	$2,867	$1,142	$(24)	$(1,070)	$2,915
2006	$3,859	$104	$(293)	$(803)	$2,867

*	Fiscal year 2006 includes $241 related to Discontinued Operations

**	Write-offs of uncollectible accounts

	Balance at
	Beginning		Balance at
Classification	of Period	Net Change	End of Period

Year Ended April 30
Valuation Allowance on Deferred Tax Assets
2008	$26,013	$(17,119)	$8,894
2007 (restated, see Note 20)	$38,613	$(12,600)	$26,013
2006 (restated, see Note 20)	$34,846	$3,767	$38,613

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (referenced herein as the Exchange Act), we carried out, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of April 30, 2008.

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the current disclosure controls and procedures as of April 30, 2008 are effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

The purpose of disclosure controls is to ensure that information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. The purpose of internal controls is to provide reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use and our transactions are properly recorded and reported to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Our management does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable rather than absolute assurance that the objectives of the control system are met. The design of a control system must also reflect the fact that there are resource constraints, with the benefits of controls considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud (if any) within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that simple errors or mistakes can occur. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Our internal controls are evaluated on an ongoing basis by our internal audit function and by other personnel in our organization. The overall goals of these various evaluation activities are to monitor our disclosure and internal controls and to make modifications as necessary, as disclosure and internal controls are intended to be dynamic systems that change (including improvements and corrections) as conditions warrant. Part of this evaluation is to determine whether there were any significant deficiencies or material weaknesses in our internal controls, or whether we had identified any acts of fraud involving personnel who have a significant role in our internal controls. Significant deficiencies are deficiencies, or combination of deficiencies, in internal control over financial reporting that are less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting. Material weaknesses are deficiencies, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Controls

In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2008, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (or the COSO criteria).

Based on our assessment, management believes that, as of April 30, 2008, the Company’s internal controls over financial reporting were effective.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting as of April 30,2008, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Flow International Corporation
Kent, Washington

We have audited the internal control over financial reporting of Flow International Corporation and subsidiaries (the “Company”) as of April 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2008 based on the criteria established in Internal Control — Integrated Framework issued by the COSO.

We have also audited, in accordance with the standards of the PCAOB, the consolidated financial statements and financial statement schedule as of and for the year ended April 30, 2008 of the Company and our report dated July 10, 2008 expressed an unqualified opinion on those financial statements, and financial statement schedule.

/s/  Deloitte & Touche LLP
Seattle, Washington
July 10, 2008

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

3. Exhibits. See subparagraph (b) below.

(b) Exhibits.

Exhibit
Number

3.1	Restated Articles of Incorporation, filed with the state of Washington April 26, 2005. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated May 3, 2005.)
3.2	By-Laws of Flow International Corporation. (Incorporated by reference to Exhibit 3.1 to the registrant’s Form S-1 filed May 20, 2005.)
4.1	Certificate of Designation of Series B Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-1 filed May 20, 2005.)

Exhibit
Number

10.1	Flow International Corporation 1987 Stock Option Plan for Nonemployee Directors, as amended. (Incorporated by reference to Exhibit 10.5 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 1994.)
10.2	Flow International Corporation 1995 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 2000.)
10.3	Flow International Corporation Voluntary Pension and Salary Deferral Plan and Trust Agreement, as amended and restated effective January 1, 2002. (Incorporated by reference to Exhibit 10.3 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 2003.)
10.4	Form of Long Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed September 27, 2005).
10.5	Employment Agreement dated February 1, 2007 between Stephen R. Light and Flow International Corporation. (Incorporated by reference to Exhibit 99.2 to the registrant’s Current Report on Form 8-K dated February 1, 2007)
10.6	Lease dated January 30, 2003 between Flow International and Property Reserve, Inc. (Incorporated by reference to Exhibit 10.11 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 2003.)
10.7	Credit Agreement dated as of June 9, 2008 among Flow International Corporation, Bank of America, N.A. and U.S. Bank National Association. (Incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K dated June 17, 2008.)
10.8	Amendment to Employment Agreement dated September 21, 2005 between Flow International Corporation and Stephen Light (Incorporated by reference to Exhibit 10.8 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 2006.)
10.9	Employment Agreement dated July 3, 2007 between Flow International Corporation and Charles M. Brown. (Incorporated by reference to Exhibit 99.2 to the registrant’s Form 8-K dated July 3, 2007.)
21.1	Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21.1 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 2006.)
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm*
31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOW INTERNATIONAL CORPORATION

/s/  CHARLES M. BROWN
Charles M. Brown
President and Chief Executive Officer
(Principle Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities on this 10th day of July 2008.

Signature	Title

/s/ CHARLES M. BROWN Charles M. Brown	President and Chief Executive Officer(Principal Executive Officer)

/s/ DOUGLAS P. FLETCHER Douglas P. Fletcher	Chief Financial Officer(Principal Financial Officer)

/s/ KATHRYN L. MUNRO Kathryn L. Munro	Chairman

/s/ RICHARD P. FOX Richard P. Fox	Director

/s/ ARLEN I. PRENTICE Arlen I. Prentice	Director

/s/ J. MICHAEL RIBAUDO J. Michael Ribaudo	Director

/s/ JAN K. VER HAGEN Jan K. Ver Hagen	Director

/s/ LORENZO C. LAMADRID Lorenzo C. Lamadrid	Director

/s/ JERRY L. CALHOUN Jerry L. Calhoun	Director

/s/ LARRY KRING Larry Kring	Director