Form 10-Q
period 2008-07-31
FLOW INTERNATIONAL CORP
filed 2008-09-04
CIK 713002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2008
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
The registrant had 38,594,083 shares of Common Stock, $0.01 par value per share, outstanding as of August 22, 2008.

Explanatory Note:
     This Form 10-Q reflects the restatement of the Company’s Condensed Consolidated Financial Statements for the quarter ended July 31, 2007 and related Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 herein. The restatement is more fully described in Note 16 to the Condensed Consolidated Financial Statements under Item 1, “Financial Information” herein.

FLOW INTERNATIONAL CORPORATION

FLOW INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in thousands)

	July 31,	April 30,
	2008	2008
ASSETS:
Current Assets:
Cash and Cash Equivalents	$24,706	$29,099
Restricted Cash	117	142
Receivables, net	33,441	33,632
Inventories	28,555	29,339
Deferred Income Taxes	2,443	2,889
Deferred Acquisition Costs	8,942	7,953
Other Current Assets	8,065	6,456

Total Current Assets	106,269	109,510
Property and Equipment, net	19,545	18,790
Intangible Assets, net	4,212	4,062
Goodwill	2,764	2,764
Deferred Income Taxes	14,926	15,535
Other Assets	1,086	494

	$148,802	$151,155

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Notes Payable	$1,113	$1,118
Current Portion of Long-Term Obligations	1,208	977
Accounts Payable	14,951	19,516
Accrued Payroll and Related Liabilities	7,993	8,189
Taxes Payable and Other Accrued Taxes	4,207	3,617
Deferred Income Taxes	683	686
Deferred Revenue	3,949	4,980
Customer Deposits	4,648	4,549
Other Accrued Liabilities	9,839	9,753

Total Current Liabilities	48,591	53,385
Long-Term Obligations, net	2,344	2,333
Deferred Income Taxes	8,349	7,787
Other Long-Term Liabilities	1,536	1,586

	60,820	65,091

Commitments and Contingencies (Note 7)
Shareholders’ Equity:
Series A 8% Convertible Preferred Stock—$.01 par value, 1,000,000 shares authorized, none issued	—	—
Common Stock—$.01 par value, 49,000,000 shares authorized, 37,593,768 and 37,589,787 shares issued and outstanding at July 31, 2008 and April 30, 2008, respectively	371	371
Capital in Excess of Par	139,438	139,007
Accumulated Deficit	(45,981)	(47,584)
Accumulated Other Comprehensive Loss:
Defined Benefit Plan Obligation, net of income tax of $93 and $93	(280)	(280)
Cumulative Translation Adjustment, net of income tax of $764 and $764	(5,566)	(5,450)

Total Shareholders’ Equity	87,982	86,064

	$148,802	$151,155

See Accompanying Notes to
Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited; in thousands, except per share amounts)

	Three Months Ended
	July 31,
		2007
		(Restated, see
	2008	Note 16)
Sales	$57,065	$57,860
Cost of Sales	30,934	34,476

Gross Margin	26,131	23,384

Expenses:
Sales and Marketing	10,098	10,394
Research and Engineering	2,250	2,280
General and Administrative	8,590	12,346
Restructuring Charges	1,436	—

	22,374	25,020

Operating Income (Loss)	3,757	(1,636)
Interest Income	179	191
Interest Expense	(130)	(83)
Other Income, Net	391	246

Income (Loss) Before Provision for Income Taxes	4,197	(1,282)
Income Tax (Provision) Benefit	(2,664)	1,630

Income From Continuing Operations	1,533	348
Income from Operations of Discontinued Operations, Net of Income Tax of $37 and $45	70	87

Net Income	$1,603	$435

Basic Income Per Share:
Income From Continuing Operations	$.04	$.01
Income from Operations of Discontinued Operations	.00	.00

Net Income	$.04	$.01

Diluted Income Per Share:
Income From Continuing Operations	$.04	$.01
Income from Operations of Discontinued Operations	.00	.00

Net Income	$.04	$.01

Weighted Average Shares Used in Computing Basic and Diluted Income Per Share:
Basic	37,591	37,303
Diluted	38,101	37,906
See Accompanying Notes to
Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Three Months Ended
	July 31,
		2007
		(Restated, see
	2008	Note 16)
Cash Flows from Operating Activities:
Net Income	$1,603	$435
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation and Amortization	1,050	733
Deferred Income Taxes	1,612	(2,317)
Provision for Slow Moving and Obsolete Inventory	107	399
Bad Debt Expense	66	203
Warranty Expense	646	942
Incentive Stock Compensation Expense	521	605
Unrealized Foreign Currency (Gains), net	(21)	(377)
Other	(81)	263
Changes in Operating Assets and Liabilities:
Receivables	84	534
Inventories	849	(2,225)
Other Operating Assets	(2,132)	864
Accounts Payable	(5,463)	(1,314)
Accrued Payroll and Payroll Related Liabilities	(247)	2,342
Deferred Revenue	(1,041)	(244)
Customer Deposits	186	354
Other Operating Liabilities	(777)	(450)

Cash Provided by Operating Activities	(3,038)	747

Cash Flows From Investing Activities:
Expenditures for Property and Equipment and Intangible Assets	(1,300)	(1,395)
Proceeds from Sale of Short-term Investments	—	550
Proceeds from Sale of Property and Equipment	321	—
Payments for Pending Acquisition	(424)	—
Restricted Cash	32	169

Cash Used in Investing Activities	(1,371)	(676)

Cash Flows from Financing Activities:
Repayments of Notes Payable	—	(5,384)
Borrowings Under Financing Arrangements	723	—
Payments of Capital Lease Obligations	(35)	—
Payments of Long-Term Obligations	(434)	(406)
Proceeds from Exercise of Stock Options	—	424

Cash Provided by (Used in) Financing Activities	254	(5,366)

Effect of Changes in Exchange Rates	(238)	376
Increase (Decrease) in Cash And Cash Equivalents	(4,393)	(4,919)
Cash and Cash Equivalents at Beginning of Period	29,099	38,288

Cash and Cash Equivalents at End of Period	$24,706	$33,369

Supplemental Disclosures of Noncash Investing and Financing Activities
Accounts Payable incurred to acquire Property and Equipment, and Intangible Assets	966	1,091
Accrued Liabilities Incurred for Pending Acquisition	1,010	—
Operating Assets Transferred to Property and Equipment	—	243
See Accompanying Notes to
Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(unaudited, in thousands)

					Accumulated
	Common Stock		Capital		Other	Total
		Par	In Excess	Accumulated	Comprehensive	Shareholders’
	Shares	Value	of Par	Deficit	Loss	Equity
Balances, April 30, 2007	37,268	$367	$139,207	$(69,395)	$(8,955)	$61,224
Components of Comprehensive Income:
Net Income (restated, see Note 16)				435		435
Cumulative Translation Adjustment, Net of Income Tax of $0					522	522

Total Comprehensive Income (restated, see Note 16)						957

Cumulative effect upon adoption of FIN 48 (Note 7)				(543)		(543)
Exercise of Options	41	1	423			424
Stock Compensation	15	0	73			73

Balances, July 31, 2007 (restated, see Note 16)	37,324	$368	$139,703	$(69,503)	$(8,433)	$62,135

Balances, April 30, 2008	37,590	$371	$139,007	$(47,584)	$(5,730)	$86,064
Components of Comprehensive Income:
Net Income				1,603		1,603
Cumulative Translation Adjustment, Net of Income Tax of $0					(116)	(116)

Total Comprehensive Income						1,487

Stock Compensation	4	0	431			431

Balances, July 31, 2008	37,594	$371	$139,438	$(45,981)	$(5,846)	$87,982

See Accompanying Notes to
Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All tabular dollar amounts in thousands, except per share amounts)
(Unaudited)
Note 1—Basis of Presentation
     In the opinion of the management of Flow International Corporation (the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring items and accruals necessary to fairly present the financial position, results of operations and cash flows of the Company. The financial information as of April 30, 2008 is derived from the Company’s audited consolidated financial statements and notes for the fiscal year ended April 30, 2008 included in Item 8 in the fiscal year 2008 Annual Report on Form 10-K (“10-K”). These interim financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, and should be read in conjunction with the Company’s fiscal year 2008 Form 10-K. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company’s financial statements. Actual results may differ from these estimates. Operating results for the three months ended July 31, 2008 may not be indicative of future results.
Note 2—Recently Issued Accounting Pronouncements
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Defining Fair Value Measurement” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 became effective for the Company as of May 1, 2008. In February 2008, the FASB issued FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2). FSP 157-2 delays the effective date of SFAS 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The Company therefore adopted SFAS 157 solely as it applies to its financial assets and liabilities. This adoption at May 1, 2008 did not have a material impact on the financial statements of the Company. See Note 15 — Fair Value of Financial Instruments for additional disclosure on the adoption of SFAS 157. The Company is currently evaluating the impact of adopting SFAS 157 for its nonfinancial assets and nonfinancial liabilities on its Consolidated Financial Statements at the beginning of its fiscal year 2010.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 was effective for the Company in the first quarter of its fiscal year 2009. SFAS 159 provides entities the option to choose to measure eligible items at fair value at specified election dates. If elected, an entity must report unrealized gains and losses on the item in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument, and with a few exceptions, such as investments otherwise accounted for by the equity method, is irrevocable (unless a new election date occurs); and is applied only to entire instruments and not to portions of instruments. The Company did not elect to apply the fair value option to any of its financial instruments.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) and Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). These new standards are the U.S. GAAP outcome of a joint project with the International Accounting Standards Board. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and will significantly change the accounting for business combinations in a number of areas, including the treatment of contingent consideration, acquisition costs, intellectual property, research and development, and restructuring costs. SFAS 160 establishes reporting requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. The Company is currently evaluating the impact of adopting SFAS 141R and SFAS 160 on its Consolidated Financial Statements at the beginning of its fiscal year 2010.
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), which requires enhanced disclosures about a company’s derivative and hedging activities. The Company currently is evaluating the impact of the adoption of the enhanced disclosures required by SFAS 161 at the beginning of its fiscal year 2010.

     In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles (“GAAP”) for nongovernmental entities in the United States. SFAS 162 is effective 60 days following SEC approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the impact, if any, of adopting SFAS 162, on its Consolidated Financial Statements.
Note 3—Receivables, Net
     Receivables, Net at July 31, 2008 and April 30, 2008 consisted of the following:

	July 31, 2008	April 30, 2008
Trade Accounts Receivable	$31,559	$32,410
Unbilled Revenues	4,999	4,589

	36,558	36,999
Less: Allowance for Doubtful Accounts	(3,117)	(3,367)

	$33,441	$33,632

Note 4—Inventories
     Inventories at July 31, 2008 and April 30, 2008 consisted of the following:

	July 31, 2008	April 30, 2008
Raw Materials and Parts	$18,573	$19,671
Work in Process	3,617	3,215
Finished Goods	6,365	6,453

	$28,555	$29,339

Note 5—Accrued Liabilities
     The Company’s accrued liabilities consist of warranty obligations, restructuring liabilities, professional fee accruals, and other items.
Warranty Obligations
     The Company provides for the estimated costs of product warranties at the time the product revenue is recognized. The provisions are based upon historical costs incurred for such obligations adjusted, as necessary, for current conditions and factors. Due to the significant uncertainties and judgments involved in estimating the Company’s warranty obligations, including changing product designs and specifications, the ultimate amount incurred for warranty costs could change in the near term from the current estimate. The Company believes that the warranty accrual as of July 31, 2008 is sufficient to cover expected warranty costs.
     The following table shows the fiscal year 2009 year-to-date activity for the Company’s warranty obligations:

Accrued warranty balance as of April 30, 2008	$3,101
Accruals for warranties of fiscal year 2009 sales	646
Warranty costs incurred in fiscal year 2009	(764)

Accrued warranty balance as of July 31, 2008	$2,983

Restructuring Charges
     On June 2, 2008, the Company committed to a plan to establish a single facility for designing and building its advanced waterjet systems at its Jeffersonville, Indiana facility and to close its manufacturing facility in Burlington, Ontario, Canada. The Company recorded charges of $1.5 million associated with this facility closure, of which $1.1 million was paid during the current fiscal quarter. These charges included employee severance and termination benefits and an inventory write-down. Facility shut down costs have been included in “Restructuring Charges” in the Condensed Consolidated Statements of Income, except for the inventory write-down which has been included as part of “Cost of Sales”. The following table summarizes the Company’s restructuring charges for the quarter ended July 31, 2008:

Three Months Ended
July 31, 2008
Severance and termination benefits	$1,436
Inventory write-down	108

$1,544

     The Company expects to recognize future additional costs totaling approximately $895,000 in connection with actions to complete the shutdown of this facility. As of July 31, 2008, the restructuring liability balance of $256,000 is included in Other Accrued Liabilities. There was no restructuring liability balance as of April 30, 2008.
Note 6—Long-Term Obligations and Notes Payable
     The Company’s long-term obligations consist of the following:

	July 31, 2008	April 30, 2008
Long-term loan	$2,486	$2,914
Other Financing Arrangements	1,066	396

	3,552	3,310
Less current maturities	(1,208)	(977)

Long-term obligations	$2,344	$2,333

     The long-term loan is a collaterized long-term variable rate loan that bears interest at the current annual rate of 3.67% at July 31, 2008 and matures in 2011. The loan is collateralized by the Company’s manufacturing facility in Taiwan. As of July 31, 2008, $828,000 of the loan balance is current.
     The Company leases certain office equipment under agreements that are classified as capital leases and are included in the accompanying balance sheet under property and equipment, of which $146,000 is current.

     Notes payable consist of the following:

	July 31, 2008	April 30, 2008
Revolving credit facilities in Taiwan	$1,113	$1,118

     The revolving credit facilities consist of four unsecured credit facilities in Taiwan with a commitment totaling $4.3 million at July 31, 2008, bearing interest at 2.80% per annum. The balances outstanding on these credit facilities at July 31, 2008, will mature within one year and may be extended for one-year periods at the bank’s option.
New Senior Credit Facility
     On June 9, 2008, the Company secured a new five-year senior secured credit facility with an aggregate principal amount of $100 million, which includes a $65 million revolving credit facility and a $35 million term loan that the Company may draw upon for the pending merger with Omax which is detailed in Note 14: Pending Omax Transaction. This line of credit has a maturity date of June 9, 2013 and is collateralized by a general lien on certain assets of the Company, as defined within the credit agreement. Borrowings on the credit facility, if any, will be based on the bank’s prime rate or LIBOR rate, at the Company’s option, plus a percentage spread between 1.25% and 2.00% depending on the Company’s leverage ratios. The credit agreement associated with the new credit facility places debt covenant restrictions on the Company which will require it to maintain financial ratios as defined by the credit agreement. The Company also pays an annual letter of credit fee equal to 1.25% of the amount available to be drawn under each outstanding letter of credit. The annual letter of credit fee is payable quarterly in arrears and varies depending on the Company’s leverage ratio. As of July 31, 2008, the Company had $97.6 million of domestic unused line of credit available, net of $2.4 million in outstanding letters of credit. The Company was in compliance with all financial covenants as of July 31, 2008.
Note 7—Commitments and Contingencies
     At any time, the Company may be involved in legal proceedings in addition to the Omax, Crucible, and Collins and Aikman matters described below. The Company’s policy is to routinely assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after thoughtful analysis of each known issue and an analysis of historical experience in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” and related pronouncements. The Company records reserves related to legal matters for which it is probable that a loss has been incurred and the range of such loss can be estimated. With respect to other matters, management has concluded that a loss is only reasonably possible or remote and, therefore, no liability is recorded. Management discloses the facts regarding material matters assessed as reasonably possible and potential exposure, if determinable. Costs incurred defending claims are expensed as incurred.
     Omax Corporation (“Omax”) filed suit against the Company on November 18, 2004. The case, Omax Corporation v. Flow International Corporation, United States District Court, Western Division at Seattle, Case No. CV04-2334, was filed in federal court in Seattle, Washington. The suit alleges that the Company’s products infringe Omax’s Patent Nos. 5,508,596 entitled “Motion Control with Precomputation” and 5,892,345 entitled “Motion Control for Quality in Jet Cutting.” The suit also seeks to have the Company’s Patent No. 6,766,216 entitled “Method and System for Automated Software Control of Waterjet Orientation Parameters” declared invalid, unenforceable and not infringed. The Company has brought claims against Omax alleging certain of their products infringe its Patent No. 6,766,216. Omax manufactures waterjet equipment that competes with the Company’s equipment. Both Omax’s and the Company’s patents are directed at the software that controls operation of the waterjet equipment. Although the Omax suit seeks damages of over $100 million, the Company believes Omax’s claims are without merit and the Company intends not only to contest Omax’s allegations of infringement but also to vigorously pursue its claims against Omax with regard to its own patent. Proceedings in the case have been stayed as the parties negotiate the possible purchase of Omax by the Company. The outcome of this case is uncertain and an unfavorable outcome ranging from $0 to $100 million is reasonably possible. The Company has not provided any loss accrual related to the Omax lawsuit as of July 31, 2008. The Company has spent, and could continue to spend considerable amounts on this case except as discussed in Note 14: Pending Omax Transaction.
     In litigation arising out of a June 2002 incident at a Crucible Metals’ (“Crucible”) facility, the Company’s excess insurance carrier notified the Company in December 2006 that it would contest its obligation to provide coverage for the property damage. The Company believes the carrier’s position is without merit, and following the commencement of a declaratory judgment action, the carrier agreed to provide the Company a defense. The carrier recently resumed its contest coverage. The unresolved claims relating to this incident total approximately $7 million, and the Company may spend substantial amounts if the carrier chooses, at a future date, to withdraw its defense or contest coverage.

     In June 2007, the Company received a claim seeking the return of amounts paid by Collins and Aikman Corporation, a customer, as preference payments. The amount sought is approximately $1 million. The Company intends to vigorously contest this claim; however, the ultimate outcome or likelihood of this specific claim cannot be determined at this time and an unfavorable outcome ranging from $0 to $1 million is reasonably possible.
     Other Legal Proceedings — For matters other than Omax, Crucible, and Collins and Aikman described above, the Company does not believe these proceedings will have a material adverse effect on its consolidated financial position, results of operations or cash flows.
Note 8—Stock-based Compensation
     The Company recognizes share-based compensation expense under the provisions of Statement of Financial Accounting Standard No. 123(R), “Share-Based Payments” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors, including employee stock options, based on fair value. The Company maintains a stock-based compensation plan (the “2005 Plan”) which was adopted in September 2005 to attract and retain the most talented employees and promote the growth and success of the business by aligning long-term interests of employees with those of shareholders. The 2005 Plan provides for the award of up to 2.5 million shares by the Company in the form of stock, stock units, stock options, stock appreciation rights, or cash awards.
Stock Options
     The Company grants stock options to employees of the Company with service and/or performance conditions. The compensation cost of service condition stock options is based on their fair value at the grant date and recognized ratably over the service period. Compensation cost of stock options with performance conditions is based upon current performance projections and the percentage of the requisite service that has been rendered. All options become exercisable upon a change in control of the Company unless the surviving company assumes the outstanding options or substitutes similar awards for the outstanding awards of the 2005 Plan. Options are granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. The maximum term of options is 10 years from the date of grant.
     The following tables summarize the stock option activities for the three months ended July 31, 2008:

		Weighted-		Weighted-
		Average	Aggregate	Average
	Number of	Exercise	Intrinsic	Remaining
	Options	Price	Value	Contractual Term (Years)
Outstanding at April 30, 2008	773,500	$10.53	$195,801	3.98
Granted during the period	236,210	9.77
Exercised during the period	—	—
Expired or forfeited during the period	(18,000)	11.13

Outstanding at July 31, 2008	991,710	$10.34	$12,483	5.23

Exercisable at July 31, 2008	605,500	$10.30	$12,483	2.53
Vested or expected to vest at July 31, 2008	605,500	10.30	12,483	2.53

	Three Months ended July 31,
	2008	2007
Total intrinsic value of options exercised	$—	$105
Total fair value of options vested	$345	$—
Cash received from exercise of share options	$—	$424
Tax benefit realized from stock options exercised	$—	$—
     The Company uses the Black-Scholes option-pricing model to calculate the grant-date fair value of its stock options. Information pertaining to the Company’s assumptions to calculate the fair value of the stock options granted during the first quarter of fiscal years 2009 and 2008 is as follows:

	Three Months ended July 31,
	2008	2007
Options granted	236,210	200,000
Weighted average grant-date fair value of stock options granted	$5.67	$6.90
Assumptions:
Weighted average expected volatility	60%	62.02%
Risk-free interest rate	3.09%	4.98%
Weighted average expected term (in years)	6	6
Expected dividend yield	—	—
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
     For the three months ended July 31, 2008 and 2007, the Company recognized compensation expense related to stock options of $169,000 and $14,000, respectively. As of July 31, 2008, total unrecognized compensation cost related to nonvested stock options was $2.3 million which is expected to be recognized over a weighted average period of 3.46 years.
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
     The following table summarizes the service-based stock award activities for employees for the three months ended July 31, 2008:

		Weighted-
		Average
	Number of	Grant-date
	Shares	Fair Value
Nonvested at April 30, 2008	325,449	$8.06
Granted during the period	192,143	9.77
Forfeited during the period	(7,682)	8.67
Vested during the period	(5,379)	6.03

Nonvested at July 31, 2008	504,531	$8.67

     For the three months ended July 31, 2008 and 2007, the Company recognized compensation expense related to service-based stock awards of $351,000 and $185,000, respectively. As of July 31, 2008, total unrecognized compensation cost related to such awards of $3.8 million is expected to be recognized over a weighted average period of 3.76 years.
Performance-Based Stock Awards
     In fiscal year 2007, the Company adopted a Long-Term Incentive Plans (the “LTIP”) under which the executive officers are to receive stock awards based on certain performance targets which were to be measured over three-year performance period. Awards to be granted will vary based on the degree to which the Company’s performance meets or exceeds these predetermined thresholds at the end of the performance period. No payout will occur unless the Company exceeds certain minimum threshold performance targets. Compensation expense is based upon current performance projections for the three-year period and the percentage of the requisite service that has been rendered. Compensation cost for the unvested portion of the LTIP awards is based on its grant-date fair value. The LTIP permits employees to elect to net-settle a portion of the award paid in stock to meet the employee’s share of minimum withholding requirements, which the Company accounts for as equity.

     The following table summarizes the LTIP’s activities for the three month period ended July 31, 2008:

		Weighted-
		Average
	Number of	Grant-date
	Shares	Fair Value
Nonvested at April 30, 2008	74,500	$13.50
Granted during the period	—	—
Forfeited during the period	(4,000)	13.50
Vested during the period	—	—

Nonvested at July 31, 2008	70,500	$13.50

     For the three months ended July 31, 2008 and 2007, the Company did not recognize any compensation expense related to LTIPs as the performance objectives have not been deemed probable.
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
     The following table sets forth the computation of basic and diluted income from continuing operations per share for the three months ended July 31, 2008 and 2007:

	Three Months
	Ended July 31,
	2008	2007
Numerator:
Income from continuing operations	$1,533	$348
Denominator:
Denominator for basic income per share—weighted average shares outstanding	37,591	37,303
Dilutive potential common shares from employee stock options	5	273
Dilutive potential common shares from warrants	—	268
Dilutive potential common shares from service and performance based stock awards	505	62

Denominator for diluted income —weighted average shares outstanding and assumed conversions	38,101	37,906

Basic and diluted income from continuing operations per share	$.04	$.01
     There were 978,570 and 221,250 potentially dilutive common shares from employee stock options which have been excluded from the diluted weighted average share denominator for the three months ended July 31, 2008 and 2007 as their effect would be antidilutive.
Note 10—Other Income (Expense), Net
     The Company’s subsidiaries have adopted the local currency of the country in which they operate as the functional currency. All assets and liabilities of these foreign subsidiaries are translated at period-end rates. Income and expense accounts of the foreign subsidiaries are translated at the average rates in effect during the period. Assets and liabilities (including inter-company accounts that are transactional in nature) of the Company which are denominated in currencies other than the functional currency of the entity are translated based on current exchange rates and gains or losses are included in the Condensed Consolidated Statements of Income.
     The Company selectively utilizes forward exchange rate contracts to hedge its exposure to adverse exchange rate fluctuations on foreign currency denominated accounts receivable and accounts payable (both trade and inter-company). These forward contracts have not been designated as hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). At the end of each month, the Company marks the outstanding forward contracts to market and records an unrealized foreign exchange gain or loss for the mark-to-market valuation. For the three months ended July 31, 2008, the Company recorded an unrealized foreign exchange gain of $51,000.
     The following table shows the detail of Other Income (Expense), Net, in the accompanying Condensed Consolidated Statements of Income:

	Three Months
	Ended July 31,
	2008	2007
Realized Foreign Exchange Gains (Losses), Net	$335	$(58)
Unrealized Foreign Exchange Gains (Losses), Net	21	377
Other	35	(73)

	$391	$246

Note 11—Income Taxes
     The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), effective May 1, 2007 and has analyzed its filing positions in all of the federal, state, and international jurisdictions where it, or its wholly-owned subsidiaries, are required to file income tax returns for all open tax years in these jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002. Furthermore, no open tax years are currently under audit, and as of July 31, 2008, no significant adjustments have been proposed relative to the Company’s tax positions.
     The adoption of FIN 48 resulted in a $543,000 increase in the Company’s liability for unrecognized tax benefits, which was accounted for as a reduction to the May 1, 2007 retained earnings balance. As of July 31, 2008, the balance of unrecognized tax benefits was $9.2 million, which, if recognized, would reduce the Company’s effective tax rate. There have been no significant changes to these amounts during the quarter ended July 31, 2008. In accordance with FIN 48, the Company has recognized immaterial interest related to unrecognized tax benefits as a component of interest expense. The Company does not expect that unrecognized tax benefits will significantly change within the next twelve months.
     The Company continues to provide a full valuation allowance against its net operating losses and other net deferred tax assets, arising in certain tax jurisdictions, mainly in Canada, because the realization of such assets is not more likely than not. For the three months ended July 31, 2008 and 2007, the valuation allowance increased by $0.9 million, and decreased by $0.5 million, respectively. The change is mainly attributable to an increase in net operating losses in Canada for the current quarter. Most of the foreign net operating losses can be carried forward indefinitely, with certain amounts expiring between fiscal years 2014 and 2017.
     For the three months ended July 31, 2008, the foreign tax provision consists of current and deferred tax expense. The United States tax provision consists primarily of deferred tax expense, minimum federal and state taxes and accrued foreign withholding taxes. The Company’s effective tax rate in the first quarter of fiscal year 2009 was impacted by its decision in the fourth quarter of fiscal year 2008 to reverse a substantial portion of the valuation allowance recorded against net deferred tax assets in the U.S. Additionally, in accordance with FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods — an interpretation of APB Opinion No. 28”, the effective tax rate excludes the benefit of losses in selected foreign jurisdictions in which the Company anticipates providing a full valuation allowance against the loss carryforward.
     During the three months ended July 31, 2007, after concluding that its German operations have achieved sustainable profitability, the Company reversed its valuation allowance against deferred tax assets in this jurisdiction, which resulted in a $1.3 million tax benefit, or $.04 per basic and dilutive income per share, as a reduction in the deferred tax asset valuation allowance. This reversal impacted our effective tax rate for the quarter ended July 31, 2007.
     With the exception of certain of its subsidiaries, it is the general practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of July 31, 2008 the Company has not made a provision for US or additional foreign withholding taxes of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries with the exception of its subsidiaries in Taiwan, Japan, and Switzerland for which it provides deferred taxes. The Company repatriated $1.0 million from one of its foreign subsidiaries in the first quarter of fiscal year 2008. There was no repatriation of earnings in the fiscal quarter of fiscal year 2009; however, the Company intends to continue to repatriate funds from certain of its foreign subsidiaries in the future.
Note 12—Discontinued Operations
     In April 2008, the Company decided to sell its CIS Technical Solutions division (“CIS” division), which would have been reported as part of its Advanced segment. Accordingly, the Company has classified the financial results of its CIS division as discontinued operations in the Condensed Consolidated Statements of Income for all periods presented. The Condensed Consolidated Balance Sheets as of July 31, 2008 and April 30, 2008 and the Condensed Consolidated Statements of Cash Flows for the periods ended July 31, 2008 and 2007 do not reflect discontinued operations treatment for the CIS division as the related amounts are not material.
     Summarized financial information for this discontinued operation for the three months ended July 31, 2008 and 2007 is set forth below:

	Three Months Ended July 31,
	2008	2007
Sales	$765	$998
Income before provision for income taxes	107	132
Provision for income taxes	(37)	(45)
Income from operations of discontinued operations	70	87
Note 13—Segment Information
     Effective May 1, 2008, the Company modified its internal reporting process and the manner in which the business is managed and in turn, reassessed its segment reporting. As a result of this process, the Company is now reporting its operating results to the chief operating decision maker based on market segments which has resulted in a change to the operating and reportable segments. Previously, we managed our business based on geography. Our change in operating and reportable segments from a geographic basis to market segments is consistent with management’s long-term growth strategy. Our new reportable segments are Standard and Advanced. The Standard segment includes sales and expenses related to our cutting and cleaning systems using ultrahigh-pressure water pumps as well as parts and services to sustain these installed systems. Systems included in this segment do not require significant custom configuration. The Advanced segment includes sales and expenses related to our complex aerospace and automation systems which require specific custom configuration and advanced features to match unique customer applications as well as parts and services to sustain these installed systems.
     Accordingly, prior year segment data has been recast to reflect the new segment structure. The chief operating decision maker evaluates the performance of the Company’s segments based on sales, gross margin and operating income (loss).
     A summary of operations by reportable segment is as follows:

				Inter-
				segment
	Standard	Advanced	All Other*	Eliminations	Total
Three Months Ended July 31, 2008
External sales	$52,754	$4,311	$—	$—	$57,065

Inter-segment sales	479	—	—	(479)

Gross margin	25,148	966	—	17	26,131

Operating income (loss)	10,433	(2,468)	(4,225)	17	3,757

Total assets	153,939	24,116	8,576	(37,829)	148,802

Three Months Ended July 31, 2007
External sales	$50,762	$7,098	$—	$—	$57,860

Inter-segment sales	813	—	—	(813)

Gross margin	22,508	1,043	—	(167)	23,384

Operating income (loss)	8,007	(1,519)	(7,957)	(167)	(1,636)

Total assets	115,898	29,234	12,425	(37,353)	120,205

*	Includes corporate overhead expenses as well as general and administrative expenses of inactive subsidiaries that do not constitute segments.
     A summary reconciliation of total segment operating income (loss) to total consolidated income from continuing operations before provision for income taxes is as follows:

	Three Months Ended
	July 31,
	2008	2007
Operating income (loss) for reportable segments	$3,757	$(1,636)
Interest income	179	191
Interest expense	(130)	(83)
Other income, net	391	246

Income (loss) before provision for income taxes	$4,197	$(1,282)

Note 14—Pending Omax Transaction
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
     The Option Agreement provides that the Company shall pay an additional $3 million into the Option Escrow on execution of the definitive agreements relating to the Proposed Merger.
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
     The negotiation and execution of the Definitive Agreements are subject to the completion of certain due diligence activities and the closing of the transaction will be subject to satisfactory completion of certain due diligence after execution of the Definitive Agreements and standard closing conditions..
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
     On July 10, 2008, in connection with the pending merger with Omax , the Federal Trade Commission (“FTC”) accepted an Agreement Containing Consent Order (the “proposed consent order”) to remedy competitive concerns about the proposed transaction alleged in the FTC’s simultaneously issued Complaint. The proposed consent order was subject to a 30 day public notice and comment period, following which it became final. The consent decree provides that Flow will make available to other abrasive waterjet companies royalty-free licenses to OMAX’s U.S. Patents 5,508,596 and 5,892,345, which relate just to the controllers used in waterjet cutting systems. The licenses do not include any transfer of technology, will not cover any other patented equipment or processes owned by Flow or OMAX, and do not apply to any intellectual property outside of the U.S. There can be no assurances that a mutually acceptable definitive agreement will be negotiated and that all other closing conditions will be satisfied and that the Omax merger will be consummated.
     As of July 31, 2008, the Company had accumulated approximately $8.1 million in deferred costs incurred in contemplation of the Proposed Transaction which includes $6 million paid into escrow upon the signing of the Option Agreement above. The deferred acquisition costs will be included in the purchase price allocation in the event that the merger is consummated. In the event that the merger is not consummated, the deferred acquisition costs will be expensed.
     If the merger is consummated, the litigation with Omax referred to in Note 7: Commitments and Contingencies will be terminated without any additional payments in settlement by either party.
Note 15—Fair Value of Financial Instruments
     Effective May 1, 2008, the Company adopted the provision of Statement of Financial Accounting Standard No. 157 “Defining Fair Value Measurement” (“SFAS 157”) for financial assets and liabilities measured on a recurring basis. SFAS 157 applies to all financial assets and liabilities that are being measured and reported on a fair value basis. The adoption of SFAS 157 did not affect the consolidated financial statements. SFAS 157 establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements to be classified and disclosed in one of the following three categories:
Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2: Quoted prices in markets that are not active or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).
     The following table sets forth information regarding the Company’s financial liabilities by the above SFAS 157 categories as of July 31, 2008:

Fair Value Measure at July 31, 2008
Significant
		Quoted Prices	Other	Significant
	Total Carrying	in Active	Observable	Unobservable
	Value at July	Market	Inputs	Inputs
	31, 2008	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Derivatives	$62	$—	$62	—
     The Company uses derivatives from time to time to mitigate the effect of foreign currency fluctuations. The Company records qualifying derivatives in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), and related amendments. Fair value measurements for the Company’s derivatives, which at July 31, 2008, consisted primarily of foreign currency forward contracts for which hedge accounting has not been applied, are classified under Level 2 because such measurements are determined using published market prices or estimated based on observable inputs such as future exchange rates.
Note 16—Restatement of Prior Period Financial Statements
     As previously disclosed in the Company’s Annual report on Form 10-K for the fiscal year ended April 30, 2008, and subsequent to the issuance of its Condensed Consolidated Financial Statements for the period ended July 31, 2007, management identified errors in fiscal year 2008 which related primarily to fiscal year 2006. Management determined that these errors, when aggregated with other uncorrected errors which management had previously determined to be immaterial in fiscal years 2006 and 2007, were material to the fiscal years 2006 and 2007 Consolidated Financial Statements. As a result, management determined that the 2006 and 2007 Consolidated Financial Statements should be restated.
     Certain of the restatement adjustments affected interim quarterly financial information presented in the Company’s previously issued Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2007. As a result, the Condensed Consolidated Financial Statements for the quarter ended July 31, 2007, presented herein, have been restated from amounts previously reported as described below. The effect of the correction of these errors, which were primarily related to sales and operating expenses, resulted in an increase of $58,000 or $.00 per basic and dilutive income per share of net income for the quarter ended July 31, 2007.
     The following items in the Condensed Consolidated Statement of Income and the Condensed Consolidated Statement of Cash Flows for the three months ended July 31, 2007 have been restated as follows:

	Three Months Ended July 31, 2007
			As Restated and
			Reclassified
	As Previously		for Discontinued
	Reported	Restated	Operations*
Condensed Consolidated Statement of Income:
Sales	$58,666	$58,858	$57,860
Cost of Sales	35,066	35,221	34,476
Gross Margin	23,600	23,637	23,384
Sales and Marketing Expenses	10,457	10,458	10,394
General & Administrative Expenses	12,416	12,404	12,346
Total Operating Expenses	25,153	25,142	25,020
Operating Loss	(1,553)	(1,505)	(1,636)
Other Income	312	246	246
Loss Before Benefit for Income Taxes	(1,133)	(1,151)	(1,282)
Income Tax Benefit	1,510	1,586	1,630

	Three Months Ended July 31, 2007
			As Restated and
			Reclassified
	As Previously		for Discontinued
	Reported	Restated	Operations*
Income from Continuing Operations	377	435	348
Income from Operations of Discontinued Operations	—	—	87
Net Income	377	435	435

	Three Months Ended July 31, 2007
	As Previously
	Reported	Restated
Condensed Consolidated Statement of Cash Flows:
Net Income	$377	$435
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Provision for Slow Moving Inventory	**	399
Bad Debt Expense	**	203
Warranty Expense	**	942
Incentive Stock Compensation Expense	698	605
Other	266	263
Changes in Operating Assets and Liabilities:
Receivables	901	534
Inventories	(1,826)	(2,225)
Other Operating Assets **	709	864
Deferred Revenue	(185)	(244)
Customer Deposits	288	354
Other Operating Liabilities **	624	(450)
Cash Provided by Operating Activities	919	747

Cash Flows from Investing Activities:
Expenditures for Property and Equipment and Intangible Assets	(1,425)	(1,395)
Cash Provided by (Used In) Investing Activities	(706)	(676)

Increase (Decrease) in Cash and Cash Equivalents	(4,777)	(4,919)
Cash and Cash Equivalents at Beginning of Period	38,146	38,288

*	The Company’s Condensed Consolidated Statement of Income for the quarter ended July 31, 2007 has been reclassified to reflect the results of operations of its CIS Technical Solutions division as discontinued operations.

**	Prior year amounts have been conformed to current year presentation in the Condensed Consolidated Financial Statements.

FLOW INTERNATIONAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
We have restated our previously issued Condensed Consolidated Financial Statements for the quarter ended July 31, 2007 as described in Note 16 to the accompanying Condensed Consolidated Financial Statements included in Item 1. All affected amounts related to the quarter ended July 31, 2007 described herein have been restated accordingly.
Forward-looking Statements
This management’s discussion and analysis should be read in conjunction with our financial statements and its related notes. The terms “may,” “expect,” “believe,” “anticipate,” “estimate,” “plan” and similar expressions are intended to identify forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate. Actual results could differ materially from those projected in these forward-looking statements for a variety of reasons. Examples of forward-looking statements include, but are not limited to, the following:
•	our belief that the strategies and actions we intend to take in fiscal year 2009 and beyond, including increasing market awareness of waterjet technology to drive increased market penetration and improvement of our operational efficiency, will help us achieve our long-term goals of compound annual revenue growth rate of 10% and operating income annual growth rate of at least 20%;

•	our belief that we will be able to fund the commitments for inventory purchases, including all open purchase orders, with existing cash and our cash flows from operations in future periods

•	our investment in the development of innovative products and services to maintain our technological leadership position as well as enhancement of our current product lines;

•	our intent to continue to make improvements to our system of internal controls and to continue to make improvements in the documentation and implementation training of our accounting policies;

•	our plan to continue capital spending on information technology and facilities and our expectation that the funds necessary for this will be generated internally;

•	our expectation that for matters other than Omax, Crucible, and Collins and Aikman, these pending legal proceedings will not have a material adverse effect on our consolidated financial position;

•	our expectation that our credit line will provide us with liquidity that could be used to make acquisitions, or fund the repurchase of shares;

•	our belief that our existing cash, our cash from operations, and credit facilities at July 31, 2008 are adequate to fund our operations for the next twelve months;

•	our expectation that our unrecognized tax benefits will not change significantly within the next twelve months.
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
The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying notes included elsewhere in this Form 10-Q.

Our MD&A includes the following major sections:
•	Executive Summary

•	Results of Operations

•	Liquidity and Capital Resources

•	Off Balance Sheet Arrangements

•	Contractual Obligations

•	Critical Accounting Policies and Estimates

•	Recently Issued Accounting Pronouncements
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
Our ability to fully implement our strategies and achieve our objective may be influenced by a variety of factors, many of which are beyond our control. These risks and uncertainties pertaining to our business are set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended April 30, 2008.
Effective May 1, 2008, we modified our internal reporting process and the manner in which the business is managed and in turn, reassessed our segment reporting. As a result of this process, we are now reporting our operating results to the chief operating decision maker based on market segments which has resulted in a change to the operating and reportable segments. Previously, we managed our business based on geography. Our change in operating and reportable segments from a geographic basis to market segments is consistent with management’s long-term growth strategy. Our new reportable segments are Standard and Advanced. The Standard segment includes sales and expenses related to our cutting and cleaning systems using ultrahigh-pressure water pumps as well as parts and services to sustain these installed systems. Systems included in this segment do not require significant custom configuration. The Advanced segment includes sales and expenses related to our complex aerospace and automation systems which require specific custom configuration and advanced features to match unique customer applications as well as parts and services to sustain these installed systems.
Accordingly, prior year segment data has been recast to reflect the new segment structure. The chief operating decision maker evaluates the performance of the Company’s segments based on sales, gross margin and operating income (loss).
Certain factors may cause our results to vary year over year. For the three months ended July 31, 2008 and 2007, we have identified such factors as follows:
          Introduction of New Products
In fiscal year 2007, we introduced the 87,000 psi intensifier pump at the bi-annual International Manufacturing Technology Show (IMTS) in September 2006.
          Exit or Disposal Activities
In April 2008, we decided to sell our CIS Technical Solutions division (“CIS” division), which would have been reported as part of our Advanced segment. Accordingly, we have recast all periods presented to reflect the results of operating of this division in discontinued operations. Income from the operations of this division totaled $70,000 and $87,000 for the three months ended July 31, 2008 and 2007, respectively.
On June 2, 2008, we committed to a plan to establish a single facility for designing and building its advanced waterjet systems at its Jeffersonville, Indiana facility and to close its manufacturing facility in Burlington, Ontario, Canada. We recorded charges of $1.5 million associated with this facility closure. These charges included employee severance and termination benefits of $1.4 million and an inventory write-down of $108,000 for inventory parts.
Results of Operations
Summary Consolidated Results for the Three Months ended July 31, 2008 and 2007

	Three Months ended July 31,
(In thousands, except per share amounts)	2008	2007	% Change
Sales	$57,065	$57,860	(1)%

Operating Income (Loss)	3,757	(1,636)	330%

	Three Months ended July 31,
(In thousands, except per share amounts)	2008	2007	% Change
Sales
Systems	$39,088	$41,462	(6)%

Consumable parts	17,977	16,398	10%

Total Sales	57,065	57,860	(1)%
Despite the prevailing weak economic conditions in North America, which comprised approximately 45% of our sales in the prior fiscal year, sales for the three months ended July 31, 2008 remained consistent with prior year same period primarily as a result of strong growth in our other foreign locations.
Total system sales were down $2.4 million or 6%. Consumable parts sales increased $1.6 million or 10% due to the increased installed base of systems and improved parts availability as well as the use of Flowparts.com and Floweuropeparts.com, our easy-to-use internet order entry systems. Flowparts.com has been deployed in the United States for three years and Floweuropeparts.com has been deployed in Europe for approximately two years.
Operating income growth of $5.4 million was primarily driven by improved gross profit margins based on a shift in product mix, lower corporate general and administrative expenses including patent and legal fees related to the Omax litigation discussed further in Note 7, Commitments and Contingencies, of the Condensed Consolidated Financial Statements, as litigation related expenditure has been stayed while we pursue the merger with Omax. This pending merger with Omax is discussed further in Note 14, Pending Omax Transaction, of the Condensed Consolidated Financial Statements. Additionally, the prior year comparative period included $2.9 million related to compensation expenses to amend our former CEO’s contract. These positive impacts to operating income were partially offset by restructuring charges of $1.4 million related to the closure of our manufacturing facility in Burlington.
Segment Results of Operations
     As discussed above, effective May 1, 2008, we operate in two reportable segments, which are Standard and Advanced. This section provides a comparison of net sales and operating expenses for each of our reportable segments for the three months ended July 31, 2008 compared to the prior year same period. A discussion of corporate overhead and general expenses related to inactive subsidiaries which do not constitute segments has also been provided under “All Other”. For further discussion on our reportable segments, refer to Note 13: Segment Information of the Consolidated Financial Statements.

Standard Segment

	Three Months ended July 31,
(In thousands)	2008	2007	% Change
Sales	$52,754	$50,762	4%
% of total company sales	92%	88%	NM

Gross Margin	25,148	22,508	12%
Gross Margin as % of sales	48%	44%	4%

Operating Expenses

Sales and Marketing	9,584	9,589	(0)%
Research and Engineering	1,837	1,761	4%
General and Administrative	3,294	3,151	5%

Total Operating Expenses	$14,715	$14,501	1%

Operating Income (Loss)	$10,433	$8,007	30%

NM	= Not Meaningful
For the three months ended July 31, 2008:
Sales in our standard segment increased $2 million or 4% over the prior year comparative period and constituted 92% of total sales primarily due to the following:
•	In total, system sales declined from $35.9 million in the prior year to $35.7 million for the quarter ended July 31, 2008, due to weak economic conditions in North America where system sales declined 28%. This decline was offset by a 29% increase in system sales in our foreign locations driven by increased market awareness and adoption of waterjet technology, as well as the benefit of a weaker U.S. dollar.

•	Consumable parts sales increased 14% to $17 million due to increased number of systems in service.

•	Excluding the impact of foreign currency changes, sales decreased $1.7 million or 3% compared to the prior year comparative period.
Gross margin for the three months ended July 31, 2008 amounted to $25.1 million or 48% of sales compared to $22.5 million or 44% of sales in the prior year comparative period. Generally, comparison of gross margin rates will vary period over period based on changes in our product sales mix and prices, and levels of production volume. Margins in our standard segment increased due mainly to a higher mix of consumable parts sales versus systems sales. Consumable parts sales constituted 32% of total sales in our Standard segment in the current period versus 29% in the prior year same period. Excluding the impact of foreign currency changes, gross margin increased $1.2 million or 5% compared to the prior year comparative period.
Operating expense changes consisted of the following:
•	A reduction in sales and marketing expenses of $5,000 or 0%;

•	An increase in research and engineering costs of $76,000 or 4% driven by severance costs related to the streamlining of the product development function; and

•	An increase in general and administrative expenses of $143,000 or 5% primarily attributable to slightly higher expenses to support growth in this segment in our foreign location.

•	Excluding the impact of foreign currency changes, operating expenses decreased $820,000 compared to the prior year comparative period.

Advanced Segment

	Three Months ended July 31,
(In thousands)	2008	2007	% Change
Sales	$4,311	$7,098	(39)%
% of total company sales	8%	12%	NM
Gross Margin	966	1,043	(7)%
Gross Margin as % of sales	22%	15%	7%

Operating Expenses

Sales and Marketing	514	805	(36)%
Research and Engineering	413	519	(20)%
General and Administrative	1,071	1,238	(13)%
Restructuring Charges	1,436	—	NM

Total Operating Expenses	$3,434	$2,562	34%

Operating Loss	$(2,468)	$(1,519)	62%

NM	= Not Meaningful
Sales in the advanced segment will fluctuate quarter over quarter for various reasons such as the timing of contract awards, timing of project design and manufacturing schedule and finally, shipment to the customers.
For the three months ended July 31, 2008:
Sales in our advanced segment decreased $2.8 million or 39% over the prior year comparative period and constituted 8% of total sales primarily due to the following:
•	Our exit from non-waterjet automation which contributed $1.8 million of sales in the prior year comparative period.

•	A slowdown in our advanced cutting cell business due to the weakness in the automotive industry.
Gross margin for the three months ended July 31, 2008 amounted to $966,000 or 22% of sales compared to $1 million or 15% of sales in the prior year comparative period. The improvement in gross margin as a percentage of sales when compared to the prior year same period is attributable to improved contract pricing and labor efficiencies.
Operating expense changes consisted of the following:
•	A reduction in sales and marketing expenses of $291,000 or 36% primarily as a result of a lower customer support costs driven by lower aerospace sales when compared to the prior year same period;

•	A reduction in research and engineering costs of $106,000 or 20% related to lower personnel expenses related to the shutdown of the Burlington facility; and

•	A reduction in general and administrative expenses of $167,000 or 13% primarily attributable to a reduction of staff in conjunction with the closure of our manufacturing facility in Burlington, Ontario, Canada based on our plan to establish a single facility for designing and building advanced Waterjet systems at our Jeffersonville, Indiana facility.

•	Restructuring charges of $1.4 million which were related to severance and termination benefits associated with our plan to shut down our Burlington, Ontario manufacturing facility.

All Other
Our All Other category includes corporate overhead expenses as well as general and administrative expenses related to inactive entities that do not constitute operating segments.

(In thousands)	Three Months ended July 31,
	2008	2007	% Change
General and Administrative	4,225	7,957`	(47)%
General and administrative expenses in our All Other category decreased by $3.7 million or 47%. The prior year comparative period included $2.9 million related to compensation expenses to amend our former CEO’s contract. The decrease is also attributable to lower professional fees for legal, audit and Sarbanes Oxley compliance costs which were $1.5 million for the three months ended July 31, 2008 compared to $2.5 million in the prior year comparative period.

Other (Income) Expense
Interest Income and Interest Expense
Our interest income was $179,000 and $191,000 for the three months ended July 31, 2008 and 2007, respectively. Our interest expense also remained relatively unchanged at $130,000 for the three months ended July 31, 2008 compared to $83,000 for the three months ended July 31, 2007.
Other Income (Expense), Net
Our other Income (Expense), net in the Consolidated Statement of Operations is comprised of the following:

	Three Months
	Ended July 31,
	2008	2007
Realized Foreign Exchange Gains (Losses), Net	$335	$(58)
Unrealized Foreign Exchange Gains (Losses), Net	21	377
Other	35	(73)

	$391	$246

During the three months ended July 31, 2008, we recorded Other Income, Net of $391,000 compared to Other Income, Net of $246,000 for the three months ended July 31, 2007. These changes primarily resulted from the fluctuation in realized and unrealized foreign exchange gains and losses as shown in the table above.
Income Taxes
For the three months ended July 31 2008, we recorded an income tax expense of $2.7 million which consists of current tax expense of $1.1 million and deferred tax expense of $1.6 million. Our deferred tax expense is mainly attributable to the United States and German tax provisions. Our effective tax rate in the first quarter of fiscal year 2009 was impacted by our decision in the fourth quarter of fiscal year 2008 to reverse a substantial portion of the valuation allowance recorded against net deferred tax assets in the U.S.
We continue to provide a full valuation allowance against our net operating losses and other net deferred tax assets, arising in certain tax jurisdictions, mainly in Canada, because the realization of such assets is not more likely than not. For the three months ended July 31, 2008, our valuation allowance increased by $0.9 million. The change is mainly attributable to an increase in net operating losses in Canada where we continue to provide a full valuation allowance against the loss carryforward. The majority of our foreign net operating losses can be carried forward indefinitely, with certain amounts expiring between fiscal years 2014 and 2017.
For the three months ended July 31, 2007, we recorded an income tax benefit of $1.6 million which was primarily due to the reversal of approximately $1.3 million of its valuation allowance against net deferred tax assets in its German jurisdiction, the first quarter of fiscal year 2008, after concluding that certain of its deferred tax assets in this jurisdiction were more likely than not to be realized. For the three months ended July 31, 2007, our valuation allowance decreased by $0.5 million.
In the first quarter of fiscal year 2008, we repatriated $1.0 million from one foreign subsidiary. We did not repatriate any earnings in the fiscal quarter of fiscal year 2009; however, it is our intention to continue to repatriate funds from certain of our foreign subsidiaries in the future.

Liquidity and Capital Resources
Cash Flow Summary
The following table summarizes our cash flows from operating, investing and financing activities for the periods noted below:

	Three Months Ended July 31,
	2008	2007
Net Income	$1,603	$435
Noncash charges to income	3,900	451
Changes in working capital	(8,541)	(139)

Net cash (used in) provided by operating activities	(3,038)	747
Net cash used in investing activities	(1,371)	(676)
Net cash provided by (used in) financing activities	254	(5,366)
Effect of foreign exchange rate changes on cash and cash equivalents	(238)	376

Net decrease in cash and cash equivalents	(4,393)	(4,919)
Cash and cash equivalents at beginning of period	29,099	38,288

Ending cash balance	$24,706	$33,369

Operating Activities
Cash generated by operating activities before the effects of changes in working capital was $5.5 million for the three months ended July 31, 2008 compared to $886,000 for the three months ended July 31, 2007. This increase was mainly attributable to the increase in net earnings and an increase in noncash benefits for deferred income taxes as a result of the valuation allowance release on U.S. net operating loss carryforwards in the fourth quarter of fiscal 2008.
Changes in our working capital resulted in a net $8.5 million use of cash for the three months ended July 2008 compared to $139,000 use of cash in the prior year comparative period. This increase in net use of cash for working capital was mainly attributable to a significant decrease in accounts payable as a result of the timing of payments to vendors and an increase in our other operating assets based on advances to suppliers to meet anticipated demand in future periods.
Investing Activities
Net cash used in investing activities was $1.4 million for the three months ended July 31, 2008 compared to $676,000 for the three months ended July 31, 2007. The increase in the use of cash from investing activities primarily resulted in the use of cash for payments related to the pending merger with Omax during the current period. The lower net cash used in investing activities in the prior period was also offset by the receipt of $550,000 for the sale of short-term investments.
Financing Activities
Net cash generated by financing activities was $254,000 for the three months ended July 31, 2008 compared to $5.4 million use of cash for the three months ended July 31, 2007. The net use of cash in the prior year comparative period was mainly due to the repayment of notes payable of $5.3 million in the first quarter of fiscal year 2008 that was borrowed at the end of fiscal year 2007 for the repatriation of earnings.

Debt
We have an outstanding seven-year collateralized long-term variable rate loan, expiring in 2011, bearing interest at an annual rate of 3.67% as of July 31, 2008. The loan is collateralized by our manufacturing facility in Taiwan. The outstanding balance on this loan was $2.5 million as of July 31, 2008.
We also have three unsecured credit facilities in Taiwan with a commitment totaling $4.3 million at July 31, 2008, bearing interest at 2.80%. At July 31, 2008, all the credit facilities will mature within one year and the balance outstanding under these credit facilities amounts to $1.1 million, which is shown under Notes Payable in the Condensed Consolidated Financial Statements.
Sources of Liquidity
Funds generated by operating activities, available cash and cash equivalents, and our credit facilities continue to be our most significant sources of liquidity. At July 31, 2008, we had total cash and cash equivalents of $24.7 million, of which approximately $16.4 million was held by divisions outside the United States.
On June 9, 2008, we secured a new five-year senior secured credit facility with an aggregate principal amount of $100 million, which includes a $65 million revolving credit facility and a $35 million term loan that we may draw upon for the pending merger with Omax. This line of credit has a maturity date of June 9, 2013 and is collateralized by a general lien on all of our material assets, as defined within the credit agreement. Borrowings on the credit facility, if any, will be based on the bank’s prime rate or LIBOR rate plus a percentage spread between 1.25% and 2.00% depending on the Company’s current leverage ratios, at the Company’s option. The corresponding credit agreement associated with the new credit facility places certain debt covenant restrictions on us which will require us to maintain certain financial ratios as defined by the credit agreement. The Company also pays an annual letter of credit fee equal to 1.25% of the amount available to be drawn under each outstanding letter of credit. The annual letter of credit fee is payable quarterly in arrears and varies depending on the Company’s leverage ratio. As of July 31, 2008, we had $97.6 million of domestic unused line of credit available, net of $2.4 million in outstanding letters of credit. We are in compliance with all financial covenants as of July 31, 2008.
Our capital spending plans currently provide for outlays of approximately $8.2 million over the next twelve months, primarily related to information technology spending and facility improvement. It is expected that funds necessary for these expenditures will be generated internally. Our capital spending for the three months ended July 31, 2008 and 2007 amounted to $1.3 million and $1.4 million, respectively.
We believe that our existing cash, cash from operations, and credit facilities at July 31, 2008 are adequate to fund our operations for at least the next twelve months.
Off-Balance Sheet Arrangements
We do not have any special purpose entities or off-balance sheet financing arrangements.
Contractual Obligations
During the three months ended July 31, 2008, there were no material changes outside the ordinary course of business in our contractual obligations and minimum commercial commitments as reported in our Annual Report on Form 10-K for the year ended April 30, 2008.
Critical Accounting Estimates and Judgments
There are no material changes in our critical accounting estimates as disclosed in our Annual Report on Form 10-K for the year ended April 30, 2008. We adopted Statement of Financial Accounting Standards. No. 157 as of May 1, 2008 with respect to our financial assets and liabilities with no material impact to our Consolidated Financial Statements as discussed in Note 15 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.
Recently Issued Accounting Pronouncements
Please refer to Note 2 to the Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes in our market risk during the three months ended July 31, 2008. For additional information, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations as presented in our Annual Report on Form 10-K for the year ended April 30, 2008.
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
(b) Changes in Internal Controls
     In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in our internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
     At any time, the Company may be named as a defendant in legal proceedings. Please refer to Note 7 to the Condensed Consolidated Financial Statements for a discussion of the Company’s legal proceedings.
Item 1A. Risk Factors
     There are no material changes from the risk factors previously disclosed in Part I of Item 1A in our Annual Report on Form 10-K for the fiscal year ended April 30, 2008.
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

FLOW INTERNATIONAL CORPORATION

Date: September 4, 2008	/s/ CHARLES M. BROWN

Charles M. Brown
President and Chief Executive Officer
(Principal Executive Officer)

Date: September 4, 2008	/s/ DOUGLAS P. FLETCHER

Douglas P. Fletcher
Chief Financial Officer
(Principal Financial Officer)