Form 10-Q
period 2008-10-31
FLOW INTERNATIONAL CORP
filed 2008-12-05
CIK 713002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2008
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
The registrant had 37,636,554 shares of Common Stock, $0.01 par value per share, outstanding as of November 28, 2008.

Explanatory Note:
     This Form 10-Q reflects the restatement of the Company’s Condensed Consolidated Financial Statements for the three and six months ended October 31, 2007 and related Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 herein. The restatement is more fully described in Note 16 to the Condensed Consolidated Financial Statements under Item 1, “Financial Information” herein.

FLOW INTERNATIONAL CORPORATION

FLOW INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in thousands, except share amounts)

	October 31,	April 30,
	2008	2008
ASSETS:
Current Assets:
Cash and Cash Equivalents	$23,147	$29,099
Restricted Cash	470	142
Receivables, net	37,622	33,632
Inventories	26,699	29,339
Deferred Income Taxes	2,658	2,889
Deferred Acquisition Costs	13,184	7,953
Other Current Assets	7,202	6,456

Total Current Assets	110,982	109,510
Property and Equipment, net	20,715	18,790
Intangible Assets, net	4,294	4,062
Goodwill	2,764	2,764
Deferred Income Taxes	12,182	15,535
Other Assets	1,140	494

	$152,077	$151,155

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Notes Payable	$1,037	$1,118
Current Portion of Long-Term Obligations	1,192	977
Accounts Payable	21,024	19,516
Accrued Payroll and Related Liabilities	7,065	8,189
Taxes Payable and Other Accrued Taxes	3,341	3,617
Deferred Income Taxes	572	686
Deferred Revenue	5,625	4,980
Customer Deposits	5,474	4,549
Other Accrued Liabilities	8,745	9,753

Total Current Liabilities	54,075	53,385
Long-Term Obligations, net	2,211	2,333
Deferred Income Taxes	7,250	7,787
Other Long-Term Liabilities	1,432	1,586

	64,968	65,091

Commitments and Contingencies (Note 7)
Shareholders’ Equity:
Series A 8% Convertible Preferred Stock—$.01 par value, 1,000,000 shares authorized, none issued	—	—
Common Stock—$.01 par value, 49,000,000 shares authorized, 37,597,928 and 37,589,787 shares issued and outstanding at October 31, 2008 and April 30, 2008, respectively	371	371
Capital in Excess of Par	139,804	139,007
Accumulated Deficit	(45,569)	(47,584)
Accumulated Other Comprehensive Loss:
Defined Benefit Plan Obligation, net of income tax of $93 and $93	(280)	(280)
Cumulative Translation Adjustment, net of income tax of $1,045 and $764	(7,217)	(5,450)

Total Shareholders’ Equity	87,109	86,064

	$152,077	$151,155

See Accompanying Notes to
Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited; in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2008	2007	2008	2007
		(Restated, see		(Restated, see
		Note 16)		Note 16)
Sales	$60,578	$57,757	$117,643	$115,616
Cost of Sales	34,939	33,795	65,873	68,351

Gross Margin	25,639	23,962	51,770	47,265

Expenses:
Sales and Marketing	11,902	10,905	21,999	21,303
Research and Engineering	2,278	2,145	4,528	4,425
General and Administrative	7,578	7,300	16,169	19,562
Restructuring Charges	444	—	1,880	—

	22,202	20,350	44,576	45,290

Operating Income	3,437	3,612	7,194	1,975
Interest Income	124	251	303	442
Interest Expense	(161)	(95)	(291)	(177)
Other Income (Expense), net	(842)	(579)	(449)	(334)

Income Before Provision for Income Taxes	2,558	3,189	6,757	1,906
(Provision) Benefit for Income Taxes	(2,162)	(1,170)	(4,831)	460

Income From Continuing Operations	396	2,019	1,926	2,366
Income from Operations of Discontinued Operations, net of Income Tax of $9, $144, $46 and $189	16	276	89	363

Net Income	$412	$2,295	$2,015	$2,729

Basic Income Per Share:
Income From Continuing Operations	$0.01	$0.05	$0.05	$0.06
Income from Operations of Discontinued Operations	.00	.01	.00	.01
Net Income	$0.01	$0.06	$0.05	$0.07

Diluted Income Per Share:
Income From Continuing Operations	$0.01	$0.05	$0.05	$0.06
Income from Operations of Discontinued Operations	.00	.01	.00	.01
Net Income	$0.01	$0.06	$0.05	$0.07

Weighted Average Shares Used in Computing Basic and Diluted Income Per Share:
Basic	37,595	37,326	37,593	37,314
Diluted	37,595	37,511	37,596	37,540
See Accompanying Notes to
Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Six Months Ended
	October 31,
	2008	2007
		(Restated, see
		Note 16)
Cash Flows from Operating Activities:
Net Income	$2,015	$2,729
Adjustments to Reconcile Net Income to Cash Used in Operating Activities:
Depreciation and Amortization	2,097	1,780
Deferred Income Taxes	3,461	(1,618)
Provision for Slow Moving and Obsolete Inventory	121	798
Bad Debt Expense	539	958
Warranty Expense	1,982	1,762
Incentive Stock Compensation Expense	952	1,101
Repurchase of Warrants	—	629
Unrealized Foreign Exchange Currency Losses (Gains)	942	(905)
Other	183	892
Changes in Operating Assets and Liabilities:
Receivables	(6,409)	(2,130)
Inventories	315	(4,602)
Other Operating Assets	(2,627)	90
Accounts Payable	1,632	(848)
Accrued Payroll and Payroll Related Liabilities	(709)	(340)
Deferred Revenue	856	1,216
Customer Deposits	1,536	(1,788)
Other Operating Liabilities	(2,357)	(1,599)

Cash Provided by (Used in) Operating Activities	4,529	(1,875)

Cash Flows From Investing Activities:
Expenditures for Property and Equipment and Intangible Assets	(4,942)	(2,511)
Proceeds from Sale of Short-term Investments	—	650
Proceeds from Sale of Property and Equipment	118	219
Payments for Pending Acquisition	(3,792)	—
Restricted Cash	(364)	—

Cash Used in Investing Activities	(8,980)	(1,642)

Cash Flows from Financing Activities:
Repayments Under Notes Payable	—	(5,857)
Borrowings Under Notes Payable	—	457
Borrowings Under Other Financing Arrangements	850	—
Repayments Under Other Financing Arrangements	(89)	—
Payments of Capital Lease Obligations	(71)	—
Payments of Long-Term Obligations	(407)	(391)
Proceeds from Exercise of Stock Options	—	424
Payment for Warrant Repurchase	—	(3,006)

Cash Provided by (Used in) Financing Activities	283	(8,373)

Effect of Changes in Exchange Rates	(1,784)	530
Decrease in Cash And Cash Equivalents	(5,952)	(11,360)
Cash and Cash Equivalents at Beginning of Period	29,099	38,288

Cash and Cash Equivalents at End of Period	$23,147	$26,928

Supplemental Disclosures of Noncash Investing and Financing Activities:
Operating Assets transferred to Property and Equipment	$15	$417
Accounts Payable incurred to acquire Property and Equipment, and Intangible Assets	959	1,208
Accrued Liabilities Incurred for Pending Acquisition	1,412	—
See Accompanying Notes to
Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(unaudited, in thousands)

					Accumulated
	Common Stock		Capital		Other	Total
		Par	In Excess	Accumulated	Comprehensive	Shareholders’
	Shares	Value	of Par	Deficit	Loss	Equity
Balances, May 1, 2007	37,268	$367	$139,207	$(69,395)	$(8,955)	$61,224
Components of Comprehensive Income:
Net Income (restated, see Note 16)				2,729		2,729
Cumulative Translation Adjustment, Net of Income Tax of $288					1,475	1,475

Total Comprehensive Income (restated, see Note 16)						4,204

Cumulative effect upon adoption of FIN 48				(543)		(543)
Exercise of Options	41	1	423			424
Repurchase of Warrants			(2,377)			(2,377)
Stock Compensation	20	0	113			113

Balances, October 31, 2007 (restated, see Note 16)	37,329	$368	$137,366	$(67,209)	$(7,480)	$63,045

Balances, May 1, 2008	37,590	$371	$139,007	$(47,584)	$(5,730)	$86,064
Components of Comprehensive Income:

Net Income				2,015		2,015
Cumulative Translation Adjustment, Net of Income Tax of $281					(1,767)	(1,767)

Total Comprehensive Income						248

Stock Compensation	8	0	797			797

Balances, October 31, 2008	37,598	$371	$139,804	$(45,569)	$(7,497)	$87,109

See Accompanying Notes to
Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All tabular dollar amounts in thousands, except per share amounts)
(Unaudited)
Note 1—Basis of Presentation
     In the opinion of the management of Flow International Corporation (the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring items and accruals necessary to fairly present the financial position, results of operations and cash flows of the Company. The financial information as of April 30, 2008 is derived from the Company’s audited consolidated financial statements and notes for the fiscal year ended April 30, 2008 included in Item 8 in the fiscal year 2008 Annual Report on Form 10-K (“10-K”). These interim financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, and should be read in conjunction with the Company’s fiscal year 2008 Form 10-K. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company’s financial statements. Actual results may differ from these estimates. Operating results for the three and six months ended October 31, 2008 may not be indicative of future results.
Note 2—Recently Issued Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Defining Fair Value Measurement” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 became effective for the Company as of May 1, 2008. In February 2008, the FASB issued FSP 157-2, “Partial Deferral of the Effective Date of Statement 157” (“FSP No. 157-2”). FSP 157-2 delays the effective date of SFAS 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The Company therefore adopted SFAS 157 solely as it applies to its financial assets and liabilities. This adoption at May 1, 2008 did not have a material impact on the financial statements of the Company. See Note 15 — Fair Value of Financial Instruments for additional disclosure on the adoption of SFAS 157. Nonfinancial assets and nonfinancial liabilities for which we have not applied the provisions of FAS 157 include those measured at fair value in goodwill and indefinite lived intangible asset impairment testing, and asset retirement obligations initially measured at fair value. The Company is currently evaluating the impact of adopting SFAS 157 for its nonfinancial assets and nonfinancial liabilities on its Consolidated Financial Statements at the beginning of its fiscal year 2010. On October 10, 2008, the FASB issued FSP No. 157-3, (“FSP No. 157-3”), “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” FSP No. 157-3 clarifies the application of FAS 157 in a market that is not active and provides factors to take into consideration when determining the fair value of an asset in an inactive market. FSP No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. This FSP did not have a material impact on our condensed consolidated financial statements.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 was effective for the Company in the first quarter of its fiscal year 2009. SFAS 159 provides entities the option to choose to measure eligible items at fair value at specified election dates. If elected, an entity must report unrealized gains and losses on the item in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument, and with a few exceptions, such as investments otherwise accounted for by the equity method, is irrevocable (unless a new election date occurs); and is applied only to entire instruments and not to portions of instruments. The Company did not elect to apply the fair value option to any of its financial instruments.
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
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), which requires enhanced disclosures about a company’s derivative and hedging activities. The Company is currently evaluating the impact of the adoption of the enhanced disclosures required by SFAS 161 at the beginning of its interim period ended January 31, 2009.
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
Note 3—Receivables, Net
     Receivables, net as of October 31, 2008 and April 30, 2008 consisted of the following:

	October 31, 2008	April 30, 2008
Trade Accounts Receivable	$35,006	$32,410
Unbilled Revenues	5,606	4,589

	40,612	36,999
Less: Allowance for Doubtful Accounts	(2,990)	(3,367)

	$37,622	$33,632

Note 4—Inventories
     Inventories are stated at the lower of cost (determined by using the first-in first-out or average cost method) or market. Costs included in inventories consist of materials, labor, and manufacturing overhead, which are related to the purchase or production of inventories. Write-downs, when required, are made to reduce excess inventories to their estimated net realizable values. Such estimates are based on assumptions regarding future demand and market conditions. If actual conditions become less favorable than the assumptions used, an additional inventory write-down may be required. Inventories at October 31, 2008 and April 30, 2008 consisted of the following:

	October 31, 2008	April 30, 2008
Raw Materials and Parts	$16,630	$19,671
Work in Process	2,866	3,215
Finished Goods	7,203	6,453

	$26,699	$29,339

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

     The following table shows the fiscal year 2009 year-to-date activity for the Company’s warranty obligations:

Accrued warranty balance as of April 30, 2008	$3,101
Accruals for warranties for fiscal year 2009 sales	1,982
Warranty costs incurred in fiscal year 2009	(1,767)
Change due to currency fluctuations	(320)

Accrued warranty balance as of October 31, 2008	$2,996

Restructuring Charges
     On June 2, 2008, the Company committed to a plan to establish a single facility for designing and building its advanced waterjet systems at its Jeffersonville, Indiana facility and to close its manufacturing facility in Burlington, Ontario, Canada. Charges to complete this plan included employee severance and termination benefits, lease termination costs, and inventory write-downs. The Company estimates that the remaining costs to be recorded in relation to this facility closure will range from $50,000 to $60,000 during the remainder of fiscal year 2009.
     In October 2008, as part of the Company’s continuous review of strategic alternatives globally, management resolved to close its office and operations in Korea and sell through a distributor instead. Charges associated with this closure included employee severance and termination benefits. The Company anticipates that the remaining costs to wind-down the activity at this location will be range from $90,000 to $120,000 for the remainder of fiscal year 2009.
     Facility shut down costs have been included in “Restructuring Charges” in the Condensed Consolidated Statements of Income, except for the inventory write-down which has been included as part of “Cost of Sales”.
     The following table summarizes the Company’s restructuring charges for the three and six months ended October 31, 2008:

	Three Months Ended	Six Months Ended
	October 31, 2008	October 31, 2008
Severance and termination benefits	$308	$1,744
Lease termination costs and long-lived assets impairment charge	136	136
Inventory write-down	—	108

	$444	$1,988

     The following table summarizes restructuring activity (in thousands):

	Severance &
	Termination	Facility Exit
	Benefits	Costs
Balance, April 30, 2008	$—	$—
Restructuring charges	1,744	136
Cash payments	(1,675)	—

Balance, October 31, 2008	$69	$136

Note 6—Long-Term Obligations and Notes Payable
     The Company’s long-term obligations of October 31, 2008 and April 30, 2008 consisted of the following:

	October 31, 2008	April 30, 2008
Long-term loan	$2,317	$2,914
Other financing arrangements	1,086	396

	3,403	3,310
Less current maturities	(1,192)	(977)

Long-term obligations	$2,211	$2,333

     The long-term loan is a collaterized long-term variable rate loan that bears interest at the current annual rate of 3.67% at October 31, 2008 and matures in 2011. The loan is collateralized by the Company’s manufacturing facility in Taiwan. As of October 31, 2008, $772,000 of the loan balance was current.
     The Company leases certain office equipment under agreements that are classified as capital leases and are included in the accompanying balance sheet under property and equipment, of which $148,000 is current.
     Notes payable consist of the following:

	October 31, 2008	April 30, 2008
Revolving credit facilities in Taiwan	$1,037	$1,118

     The revolving credit facilities consist of four unsecured credit facilities in Taiwan with a commitment totaling $4.04 million at October 31, 2008, bearing interest at 2.80% per annum. The balances outstanding on these credit facilities at October 31, 2008, will mature within one year and may be extended for one-year periods at the bank’s option.
New Senior Credit Facility
     On June 9, 2008, the Company secured a new five-year senior secured credit facility with an aggregate principal amount of $100 million, which includes a $65 million revolving credit facility and a $35 million term loan that the Company may draw upon for the pending merger with OMAX Corporation (“OMAX”), which is detailed in Note 14: Pending Merger with OMAX. This line of credit has a maturity date of June 9, 2013 and is collateralized by a general lien on certain assets of the Company, as defined within the credit agreement. Borrowings on the credit facility, if any, will be based on the bank’s prime rate or LIBOR rate, at the Company’s option, plus a percentage spread between 1.25% and 2.00% depending on the Company’s leverage ratios. The credit agreement associated with the new credit facility places debt covenant restrictions on the Company which will require it to maintain financial ratios as defined by the credit agreement. The Company also pays an annual letter of credit fee equal to 1.25% of the amount available to be drawn under each outstanding letter of credit. The annual letter of credit fee is payable quarterly in arrears and varies depending on the Company’s leverage ratio. As of October 31, 2008, the Company had $97.6 million of domestic unused line of credit available, net of $2.4 million in outstanding letters of credit. The Company was in compliance with all financial covenants as of October 31, 2008.
     Effective December 5, 2008, we signed an amendment to the senior secured credit facility which extends the time during which we may draw on the term loan to fund the merger with OMAX from December 9, 2008 to March 9, 2009 and increases our LIBOR margin by 1.5%.
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
     OMAX Corporation (“OMAX”) filed suit against the Company on November 18, 2004. The case, OMAX Corporation v. Flow International Corporation, United States District Court, Western Division at Seattle, Case No. CV04-2334, was filed in federal court in Seattle, Washington. The suit alleges that the Company’s products infringe OMAX’s Patent Nos. 5,508,596 entitled “Motion Control with Precomputation” and 5,892,345 entitled “Motion Control for Quality in Jet Cutting.” The suit also seeks to have the Company’s Patent No. 6,766,216 entitled “Method and System for Automated Software Control of Waterjet Orientation Parameters” declared invalid, unenforceable and not infringed. The Company has brought claims against OMAX alleging certain of their products infringe its Patent No. 6,766,216. OMAX manufactures waterjet equipment that competes with the Company’s equipment. Both OMAX’s and the Company’s patents are directed at the software that controls operation of the waterjet equipment. Although the OMAX suit seeks damages of over $100 million, the Company believes OMAX’s claims are without merit and the Company intends not only to contest OMAX’s allegations of infringement, but also to vigorously pursue its claims against OMAX with regard to its own patent. Proceedings in the case have been stayed as the parties negotiate the possible purchase of OMAX by the Company. The outcome of this case is uncertain and an unfavorable outcome ranging from $0 to $100 million is reasonably possible. The Company has not provided any loss accrual related to the OMAX lawsuit as of October 31, 2008. The Company has spent, and could continue to spend considerable amounts on this case except as discussed in Note 14: Pending Merger with OMAX.
     In litigation arising out of a June 2002 incident at a Crucible Metals’ (“Crucible”) facility, the Company’s excess insurance carrier notified the Company in December 2006 that it would contest its obligation to provide coverage for the property damage. The Company believes the carrier’s position is without merit, and following the commencement of a declaratory judgment action, the carrier agreed to provide the Company a defense. Following a recent mediation, the carrier reached an agreement in principle to settle the claims of Crucible. The carrier will pay the settlement, but if the carrier chooses to continue to contest coverage, the Company may spend substantial amounts to defend its position.
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
     During the second quarter of fiscal year 2009, we were notified by the purchaser of our Avure Business (“Purchaser”), which we reported as discontinued operations for the year ended April 30, 2006, that the Swedish tax authority was conducting an audit which includes periods during the time that the Company owned the subsidiary. The Purchaser has indicated that it expects the Company to indemnify its losses, if any, that result from any penalties and fines assessed related to the tax audit for periods during which the Company owned Avure. This tax audit is currently underway and at this time, the Company is not able to quantify its exposure, if any.
     Part of the consideration from the Purchaser for Avure was in the form of a three-year note. The balance on this note, $330,000, came due in October 2008 and has not yet been paid. The Company expects that the Purchaser will dispute the amount owed but the Company believes that there is no basis for nonpayment and intends to vigorously pursue the collection of the balance on the note.
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

     The following tables summarize the stock option activities for the six months ended October 31, 2008:

				Weighted-
		Weighted-		Average
		Average	Aggregate	Remaining
	Number of	Exercise	Intrinsic	Contractual
	Options	Price	Value	Term (Years)
Outstanding at April 30, 2008	773,500	$10.53	$195,801	3.98
Granted during the period	236,210	9.77
Exercised during the period	—	—
Expired or forfeited during the period	(143,900)	9.94

Outstanding at October 31, 2008	865,810	$10.42	$—	5.56

Exercisable at October 31, 2008	479,600	$10.44	$—	2.63
Vested or expected to vest at October 31, 2008	479,600	10.44	—	2.63

	Six Months ended October 31,
	2008	2007
Total intrinsic value of options exercised	$—	$105
Total fair value of options vested	$345	$—
Cash received from exercise of share options	$—	$424
Tax benefit realized from stock options exercised	$—	$—
     The Company uses the Black-Scholes option-pricing model to calculate the grant-date fair value of its stock options. Information pertaining to the Company’s assumptions to calculate the fair value of the stock options granted during the six months ended October 31, 2008 and 2007 was follows:

	Six Months ended October 31,
	2008	2007
Options granted	236,210	200,000
Weighted average grant-date fair value of stock options granted	$5.67	$6.90
Assumptions:
Weighted average expected volatility	60%	62%
Risk-free interest rate	3.09%	4.98%
Weighted average expected term (in years)	6	6
Expected dividend yield	—	—
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
     For the six months ended October 31, 2008 and 2007, the Company recognized compensation expense related to stock options of $340,000 and $0, net of a reversal of $101,000 in fiscal year 2008 related to prior year stock options whose performance criteria were not met. As of October 31, 2008, total unrecognized compensation cost related to nonvested stock options was $2.1 million, which is expected to be recognized over a weighted average period of 3.2 years.
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

     The following table summarizes the service-based stock award activities for employees for the six months ended October 31, 2008:

		Weighted-
		Average
	Number of	Grant-date
	Shares	Fair Value
Nonvested at April 30, 2008	325,449	$8.06
Granted during the period	192,143	9.77
Forfeited during the period	(8,332)	9.36
Vested during the period	(8,533)	10.12

Nonvested at October 31, 2008	500,727	$8.66

     For the six months ended October 31, 2008 and 2007, the Company recognized compensation expense related to service-based stock awards of $613,000 and $312,000, respectively. As of October 31, 2008, total unrecognized compensation cost related to such awards of $3.6 million is expected to be recognized over a weighted average period of 3.54 years.
Performance-Based Stock Awards
     In fiscal year 2007, the Company adopted a Long-Term Incentive Plan (the “LTIP”) under which the executive officers are to receive stock awards based on certain performance targets, which were to be measured over three-year performance period. Awards to be granted will vary based on the degree to which the Company’s performance meets or exceeds these predetermined thresholds at the end of the performance period. No payout will occur unless the Company exceeds certain minimum threshold performance targets. Compensation expense is based upon current performance projections for the three-year period and the percentage of the requisite service that has been rendered. Compensation cost for the unvested portion of the LTIP awards is based on its grant-date fair value. The LTIP permits employees to elect to net-settle a portion of the award paid in stock to meet the employee’s share of minimum withholding requirements, which the Company accounts for as equity.
     The following table summarizes the LTIP’s activities for the six month period ended October 31, 2008:

		Weighted-
		Average
	Number of	Grant-date
	Shares	Fair Value
Nonvested at April 30, 2008	74,500	$13.50
Granted during the period	—	—
Forfeited during the period	(4,000)	13.50
Vested during the period	—	—

Nonvested at October 31, 2008	70,500	$13.50

     For the six months ended October 31, 2008 and 2007, the Company did not recognize any compensation expense related to LTIPs as the performance objectives have not been deemed probable.
Note 9—Basic and Diluted Income per Share
     Basic income per share represents income available to common shareholders divided by the weighted average number of shares outstanding during the period. Diluted income per share represents income available to common shareholders divided by the weighted average number of shares outstanding, including the potentially dilutive impact of stock options and warrants, where appropriate. Potential common share equivalents of stock options and warrants are computed by the treasury stock method and are included in the denominator for computation of earnings per share if such equivalents are dilutive.

     The following table sets forth the computation of basic and diluted income from continuing operations per share for the three and six months ended October 31, 2008 and 2007:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2008	2007	2008	2007
Numerator:
Income from continuing operations	$396	$2,019	$1,926	$2,366
Denominator:
Denominator for basic income per share—weighted average shares outstanding	37,595	37,326	37,593	37,314
Dilutive potential common shares from employee stock options	—	128	3	169
Dilutive potential common shares from warrants	—	—	—	—
Dilutive potential common shares from service and performance based stock awards	—	57	—	57

Denominator for diluted income—weighted average shares outstanding and assumed conversions	37,595	37,511	37,596	37,540

Basic and diluted income from continuing operations per share	$0.01	$0.05	$0.05	$0.06
     There were 1,366,538 and 1,353,398 potentially dilutive common shares from employee stock options and stock units which have been excluded from the diluted weighted average share denominator for the three and six months ended October 31, 2008, respectively, as their effect would be antidilutive. There were 796,860 and 520,625 potentially dilutive common shares from employee stock options which have been excluded from the diluted weighted average share denominator for the three and six months ended October 31, 2007, respectively, as their effect would have been antidilutive for those periods.
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
     The Company selectively utilizes forward exchange rate contracts to hedge its exposure to adverse exchange rate fluctuations on foreign currency denominated accounts receivable and accounts payable (both trade and inter-company). These forward contracts have not been designated as hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). At the end of each month, the Company marks the outstanding forward contracts to market and records an unrealized foreign exchange gain or loss for the mark-to-market valuation. For the three and six months ended October 31, 2008, the Company recorded a net unrealized foreign exchange loss of $122,000 and $71,000 respectively. All of the unrealized losses were based on open hedge positions. There were no forward exchange contracts or other hedging instruments used to hedge the Company’s exposure to adverse exchange rate fluctuations in the comparative prior period.
     The following table shows the detail of Other Income (Expense), net, in the accompanying Condensed Consolidated Statements of Operations:

	Three Months		Six Months
	Ended October 31,		Ended October 31,
	2008	2007	2008	2007
Realized Foreign Exchange Gains (Losses), net	$134	$(423)	$469	$(481)
Unrealized Foreign Exchange Gains (Losses), net	(963)	528	(942)	905
Premium on Repurchase of Warrants	—	(629)	—	(629)
Other	(13)	(55)	24	(129)

	$(842)	$(579)	$(449)	$(334)

     In the second quarter of fiscal year 2008, the Company repurchased 403,300 warrants from certain funds managed or advised by Third Point LLC for an aggregate purchase price of $3 million. The cash paid in excess of the fair market value of those warrants on the repurchase date of $629,000 was recorded as an Other Expense in fiscal year 2008.

Note 11—Income Taxes
     The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), effective May 1, 2007 and has analyzed its filing positions in all of the federal, state, and international jurisdictions where it, or its wholly-owned subsidiaries, are required to file income tax returns for all open tax years in these jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to fiscal 2002. There are no significant uncertain tax positions in tax years prior to fiscal year 2002.
     The adoption of FIN 48 resulted in a $543,000 increase in the Company’s liability for unrecognized tax benefits, which was accounted for as a reduction to the May 1, 2007 retained earnings balance. As of October 31, 2008, the balance of unrecognized tax benefits was $8.7 million, which, if recognized, would reduce the Company’s effective tax rate. The $0.5 million decrease in unrecognized tax benefits during the current fiscal year is attributable to currency fluctuations. There have been no significant adjustments proposed relative to the Company’s tax positions as of October 31, 2008. In accordance with FIN 48, the Company has recognized immaterial interest related to unrecognized tax benefits as a component of interest expense. The Company does not expect that unrecognized tax benefits will significantly change within the next twelve months other than for currency fluctuations.
     The Company continues to provide a full valuation allowance against its net operating losses and other net deferred tax assets, arising in certain tax jurisdictions, mainly in Canada, because the realization of such assets is not more likely than not. For the three and six months ended October 31, 2008, the valuation allowance increased by $0.8 million, and $1.7 million, respectively. The change is mainly attributable to an increase in net operating losses in Canada for the current quarter. Most of the foreign net operating losses can be carried forward indefinitely, with certain amounts expiring between fiscal years 2014 and 2017.
     The Company’s effective tax rates for the three and six months ended October 31 2008, were 85% and 71%, respectively. The unusually high effective tax rates in the current periods are attributable to the exclusion of losses in selected foreign jurisdictions for which the Company anticipates providing full valuation allowances against the losses in accordance with FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods — an interpretation of APB Opinion No. 28.” Further, the higher rates in the current year when compared to the prior year comparative periods are also due to the Company’s decision in the fourth quarter of fiscal year 2008 to reverse a substantial portion of the valuation allowance recorded against net deferred tax assets in the United States.
     For the three and six months ended October 31, 2007, we recorded an income tax expense of $1.2 million and a benefit of $460,000, respectively. The benefit recorded for the six months ended October 31, 2007 was primarily due to the reversal of approximately $1.3 million of its valuation allowance against net deferred tax assets in its German jurisdiction, the first quarter of fiscal year 2008, after concluding that certain of its deferred tax assets in this jurisdiction were more likely than not to be realized. For the three and six months ended October 31, 2007, our valuation allowance decreased by $0.4 million and $0.9 million, respectively.
     With the exception of certain of its subsidiaries, it is the general practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of October 31, 2008 the Company has not made a provision for US or additional foreign withholding taxes of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries with the exception of its subsidiaries in Taiwan, Japan, and Switzerland for which it provides deferred taxes. During the six months ended October 31, 2008, the Company repatriated a total of $1.6 million, net of tax of $329,000, from two foreign subsidiaries and the Company plans to continue repatriating additional funds from these foreign subsidiaries in the future. The Company repatriated $6.1 million, net of tax of $885,000, from two of its foreign subsidiaries in the comparative prior period.
Note 12—Discontinued Operations
     In April 2008, the Company decided to sell its CIS Technical Solutions division (“CIS” division), which would have been reported as part of its Advanced segment. Accordingly, the Company has classified the financial results of its CIS division as discontinued operations in the Condensed Consolidated Statements of Income for all periods presented. The Condensed Consolidated Balance Sheets as of October 31, 2008 and April 30, 2008 and the Condensed Consolidated Statements of Cash Flows for the periods ended October 31, 2008 and 2007 do not reflect discontinued operations treatment for the CIS division as the related amounts are not material.

     Summarized financial information for this discontinued operation for the three and six months ended October 31, 2008 and 2007 is set forth below:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2008	2007	2008	2007
Sales	$647	$1,417	$1,412	$2,415
Income before provision for income taxes	25	420	135	552
Provision for income taxes	(9)	(144)	(46)	(189)

Income from operations of discontinued operations	$16	$276	$89	$363

Note 13—Segment Information
     Effective May 1, 2008, the Company modified its internal reporting process and the manner in which the business is managed and in turn, reassessed its segment reporting. As a result of this process, the Company is now reporting its operating results to the chief operating decision maker based on market segments which has resulted in a change to the operating and reportable segments. Previously, we managed our business based on geography. Our change in operating and reportable segments from a geographic basis to market segments is consistent with management’s long-term growth strategy. Our new reportable segments are Standard and Advanced. The Standard segment includes sales and expenses related to our cutting and cleaning systems using ultrahigh-pressure water pumps, as well as parts and services to sustain these installed systems. Systems included in this segment do not require significant custom configuration. The Advanced segment includes sales and expenses related to our complex aerospace and automation systems which require specific custom configuration and advanced features to match unique customer applications as well as parts and services to sustain these installed systems.
     Accordingly, prior year segment data has been recast to reflect the new segment structure. The chief operating decision maker evaluates the performance of the Company’s segments based on sales, gross margin and operating income (loss).
     A summary of operations by reportable segment is as follows:

				Inter-
				segment
	Standard	Advanced	All Other*	Eliminations	Total
Three Months Ended October 31, 2008
External sales	$56,069	$4,509	$—	$—	$60,578

Inter-segment sales	737	—	—	(737)

Gross margin	25,343	828	—	(532)	25,639

Operating income (loss)	9,336	(1,503)	(3,864)	(532)	3,437

Three Months Ended October 31, 2007
External sales	$50,469	$7,288	$—	$—	$57,757

Inter-segment sales	924	—	—	(924)

Gross margin	23,459	934	—	(431)	23,962

Operating income (loss)	9,397	(1,995)	(3,359)	(431)	3,612

Six Months Ended October 31, 2008
External sales	$108,821	$8,822	$—	$—	$117,643

Inter-segment sales	1,216	—	—	(1,216)

Gross margin	50,492	1,794	—	(516)	51,770

Operating income (loss)	19,755	(3,970)	(8,075)	(516)	7,194

Six Months Ended October 31, 2007
External sales	$101,231	$14,385	$—	$—	$115,616

Inter-segment sales	1,737	—	—	(1,737)

Gross margin	45,887	1,976	—	(598)	47,265

Operating income (loss)	17,469	(3,516)	(11,380)	(598)	1,975

*	Includes corporate overhead expenses as well as general and administrative expenses of inactive subsidiaries that do not constitute segments.

     A summary reconciliation of total segment operating income to total consolidated income from continuing operations before provision for income taxes is as follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2008	2007	2008	2007
Operating income for reportable segments	$3,437	$3,612	$7,194	$1,975
Interest income	124	251	303	442
Interest expense	(161)	(95)	(291)	(177)
Other income (expense), net	(842)	(579)	(449)	(334)

Income before provision for income taxes	$2,558	$3,189	$6,757	$1,906

Note 14—Pending Merger with OMAX
     On December 4, 2007, the Company entered into an Option Agreement (the “Option Agreement”) with OMAX Corporation (“OMAX”). OMAX is a leading provider of precision-engineered, computer-controlled, two-axis abrasivejet systems for use in the general machine shop environment. The proposed transaction with OMAX was subject to due diligence, the negotiation of a mutually acceptable definitive agreement and other customary closing conditions, including approval of the merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.
     On July 10, 2008, the Federal Trade Commission (“FTC”) accepted an Agreement Containing Consent Order (the “proposed consent order”) to remedy competitive concerns about the proposed transaction alleged in the FTC’s simultaneously issued Complaint. The proposed consent order was subject to a 30 day public notice and comment period, following which it became final. The consent decree provides that Flow will make available to other abrasive waterjet companies royalty-free licenses to OMAX’s U.S. Patents 5,508,596 and 5,892,345, which relate just to the controllers used in waterjet cutting systems. The licenses do not include any transfer of technology, will not cover any other patented equipment or processes owned by Flow or OMAX, and do not apply to any intellectual property outside of the United States.
     On September 9, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) among Orange Acquisition Corporation, a Washington corporation and direct wholly-owned subsidiary of Flow (“Merger Sub”), OMAX, certain shareholders of OMAX and John B. Cheung, Inc., as Shareholders’ Representative. The Merger Agreement contemplated that, subject to the terms and conditions of the Merger Agreement, Merger Sub will be merged with and into OMAX, with OMAX continuing after the merger as the surviving corporation (the “Merger”), which will be a fully owned subsidiary of Flow. The Boards of Directors of OMAX and the Company each unanimously approved the Merger Agreement.
     On November 10, 2008, the Company amended the terms of its Definitive Agreement with OMAX. The amended Definitive Agreement provides that the following payments will be made by the Company to OMAX:
•	At closing, $61 million plus the funds held in escrow — $9 million paid by the Company upon signing the Option Agreement and the Definitive Agreement — to be paid in cash, minus amounts to be paid by the Company at closing in satisfaction of certain litigation fees of OMAX, and less amounts to be placed into escrow as a retention pool for key OMAX employees that will provide such employees the equivalent of three months’ salary, to be allocated upon the six month anniversary of closing;

•	At the closing of the Merger, $8.45 million in the form of a non-negotiable promissory note shall be withheld from the merger consideration and placed into escrow for a period of 18 months following closing to secure claims by the Company for indemnification and for adjustments based on net working capital;

•	A total number of shares equal in value to $4 million will be issued by Flow at closing based upon the closing share price for Flow common stock for the ten trading days ending two business days before the closing;

•	The contingent consideration in the merger consists of the right to receive up to $52 million, paid pro rata to the former OMAX shareholders on the third anniversary of the closing of the merger, contingent upon the average daily closing share price for Flow common stock for the six (6) months ending thirty-six (36) months after the closing of the merger, which we refer to as the average share price. If the average share price is:
a.	less than or equal to $6.99, no additional payment or distribution shall be made;

b.	equal to or greater than $7.00, an additional $5 million shall be paid to the former OMAX shareholders; or

c.	between $7.01 and $14.00, additional shares of Flow common stock shall be derived on a straight line interpolation basis between $5 million and $52 million and distributed to the former OMAX shareholders accordingly.

     The Company may, at its option, distribute Flow common stock in lieu of cash as contingent consideration, in which case the number of shares distributed will be based on the average share price described above, or, if an interim election is made as described below, on the basis of the interim average share price.
     If, between the last day of the sixth (6th) full month after the closing of the merger and ending on the last day of the thirtieth (30) full month after the closing of the merger, the average daily closing share price of Flow common stock for the trailing six-month period quoted on The NASDAQ Global Market is equal to or greater than $7.00, which we refer to as the interim average share price, each former OMAX shareholder may elect to receive contingent consideration on the basis of the interim average share price instead of the average share price described earlier. This interim election can only be made once by each former OMAX shareholder for all shares formerly held, any interim election is permanent and may not be revoked, and any interim election will also be subject to the terms and conditions of the Escrow Agreement. This election may only be made during the first fifteen days of the month following the sixth full calendar month after the closing of the merger, and each consecutive calendar month period thereafter, through the first fifteen days of the thirty-sixth month after the closing, with reference to the interim average share price occurring during the prior six months then elapsed.
     The following table summarizes the Company’s preliminary allocation of the purchase price to OMAX’s acquired tangible and intangible net assets as though the business combination had been completed at the beginning of fiscal year 2008:

Net working capital assumed	$8,843
Property and equipment, net assumed	1,626
Net deferred tax liability and taxes payable	(8,685)
Acquired intangibles (1)	31,600
Settlement valuation for patent litigation (2)	22,000
Fees to OMAX attorneys (3)	7,000
Stay bonuses for OMAX’s key employees (4)	3,300
Goodwill	9,322

(1)	Includes existing technology, customer and distributor relationships, non-compete agreements, production backlog, and the OMAX trade name.

(2)	Estimated fair value ascribed to the settlement of the litigation between Flow and OMAX. For purposes of this preliminary allocation of purchase price, the Company has derived an estimate of fair value based on assumptions of (a) possible findings of infringement by both Flow and OMAX and (b) a 50% likelihood ascribed to both OMAX and Flow of prevailing in their respective suit and countersuit. This amount will be expensed in the period the merger with OMAX closes.

(3)	Amount payable to OMAX’s attorney as contingent fees related to the litigation between Flow and OMAX described further in Note 7: Commitments and Contingencies. This amount will be expensed in the period the merger with OMAX closes.

(4)	Cash consideration placed into escrow as a retention pool for key OMAX employees, which will provide such employees the equivalent of three months’ salary to be allocated upon the six-month anniversary of closing which will be expensed over the six-month period that it is earned.
     Upon the completion of the fair value assessment after the OMAX acquisition is completed which is expected to be in the fourth quarter of fiscal year 2009, the Company will finalize the preliminary purchase price allocation.
     As of October 31, 2008, the Company had accumulated approximately $12.03 million in deferred costs incurred in contemplation of the Proposed Transaction which includes the $9 million paid into escrow upon the signing of the Option Agreement and the Definitive Agreement above. The deferred acquisition costs will be included in the purchase price allocation in the event that the merger is consummated. In the event that the merger is not consummated, the deferred acquisition costs will be expensed.
     If the merger is consummated, the litigation with OMAX referred to in Note 7: Commitments and Contingencies will be terminated without any additional payments in settlement by either party.
     There can be no assurances that all closing conditions will be satisfied and that the OMAX merger will be consummated.

Note 15—Fair Value of Financial Instruments
     Effective May 1, 2008, the Company adopted the provision of Statement of Financial Accounting Standard No. 157, “Defining Fair Value Measurement” (“SFAS 157”) for financial assets and liabilities measured on a recurring basis. SFAS 157 applies to all financial assets and liabilities that are being measured and reported on a fair value basis. The adoption of SFAS 157 did not affect the consolidated financial statements. SFAS 157 establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements to be classified and disclosed in one of the following three categories:
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
     The following table sets forth information regarding the Company’s financial liabilities by the above SFAS 157 categories as of October 31, 2008:

Fair Value Measure at October 31, 2008
Significant
	Total Carrying	Quoted Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	October 31,	Market	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Derivatives	$222	$—	$222	$—
     The Company uses derivatives from time to time to mitigate the effect of foreign currency fluctuations. The Company records qualifying derivatives in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), and related amendments. Fair value measurements for the Company’s derivatives, which at October 31, 2008, consisted primarily of foreign currency forward contracts for which hedge accounting has not been applied, are classified under Level 2 because such measurements are determined using published market prices or estimated based on observable inputs such as future exchange rates.
Note 16—Restatement of Prior Period Financial Statements
     As previously disclosed in the Company’s Annual report on Form 10-K for the fiscal year ended April 30, 2008, and subsequent to the issuance of its Condensed Consolidated Financial Statements for the three and six months ended October 31, 2007, management identified errors in fiscal year 2008 which related primarily to fiscal year 2006. Management determined that these errors, when aggregated with other uncorrected errors which management had previously determined to be immaterial in fiscal years 2006 and 2007, were material to the fiscal years 2006 and 2007 Consolidated Financial Statements. As a result, management determined that the 2006 and 2007 Consolidated Financial Statements should be restated.
     Certain of the restatement adjustments affected interim quarterly financial information presented in the Company’s previously issued Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2007. As a result, the Condensed Consolidated Financial Statements for the three and six months ended October 31, 2007, presented herein, have been restated from amounts previously reported as described below. The effect of the correction of these errors, which were primarily related to sales and operating expenses, resulted in an increase of $58,000 to net income or $0.00 per basic and dilutive income per share six months ended October 31, 2007. The restatement had no impact on net income for the three months ended October 31, 2007.

     The following items in the Condensed Consolidated Statement of Income and the Condensed Consolidated Statement of Cash Flows for the three and six months ended October 31, 2007 have been restated as follows:

	Three Months Ended October 31, 2007
			As Restated
			and
			Reclassified
			for
	As Previously		Discontinued
	Reported	Restated	Operations *
Condensed Consolidated Statement of Income:
Cost of Sales	$34,739	$34,654	$33,795
Gross Margin	24,435	24,520	23,962
General & Administrative Expenses	7,275	7,360	7,300
Total Operating Expenses	20,403	20,488	20,350

	Six Months Ended October 31, 2007
			As Restated
			and
			Reclassified
			for
	As Previously		Discontinued
	Reported	Restated	Operations *
Condensed Consolidated Statement of Income:
Sales	$117,840	$118,032	$115,616
Cost of Sales	69,805	69,960	68,351
Gross Margin	48,035	48,072	47,265
General & Administrative Expenses	19,691	19,678	19,562
Total Operating Expenses	45,556	45,543	45,290
Operating Income	2,479	2,529	1,975
Other Expense	(267)	(334)	(334)
Income Before Benefit for Income Taxes	2,477	2,460	1,906
Benefit for Income Taxes	196	271	460
Income from Continuing Operations	2,673	2,731	2,366
Net Income	2,673	2,731	2,729

	Six Months Ended October 31, 2007
	As Previously
	Reported	Restated
Condensed Consolidated Statement of Cash Flows:
Net Income	$2,673	$2,729
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Provision for Slow Moving Inventory	**	798
Bad Debt Expense	**	958
Warranty Expense	**	1,762
Changes in Operating Assets and Liabilities:
Receivables	(1,172)	(2,130)
Inventories	(3,804)	(4,602)
Other Operating Assets **	245	90
Other Operating Liabilities **	236	(1,599)
Cash Used In Operating Activities	(1,703)	(1,875)
Cash Flows from Investing Activities:
Expenditures for Property and Equipment and Intangible Assets	(2,541)	(2,511)
Cash Used In Investing Activities	(1,672)	(1,642)
Decrease in Cash and Cash Equivalents	(11,218)	(11,360)
Cash and Cash Equivalents at Beginning of Period	38,146	38,288

*	The Company’s Condensed Consolidated Statement of Income for the three and six months ended October 31, 2007 has been reclassified to reflect the results of operations of its CIS Technical Solutions division as discontinued operations.

**	Prior year amounts have been conformed to current year presentation in the Condensed Consolidated Financial Statements.

Note 17—Subsequent Events
     On November 10, 2008, the Company amended the terms of its Definitive Agreement with OMAX and filed a registration statement on Form S-4 filed with the Securities and Exchange Commission on November 21, 2008. Refer to further detail regarding the amended terms of the Definitive Agreement in Note 14: Pending Merger with OMAX.
     On November 26, 2008, the Company announced that it had agreed to purchase a $2 million minority interest in Dardi International Corporation, the leading waterjet manufacturer in China which will be accounted for under the cost method of accounting. By establishing a minority equity position with Dardi, the Company gains further access to Dardi’s low cost factories as well as its extensive distribution network in China. The transaction will close following receipt of approval from the Chinese government and satisfaction of typical closing conditions. Direct costs, which will be capitalized in relation with this transaction, were $1.2 million, which were included in the Company’s Deferred Acquisition Costs balance as of October 31, 2008.
     Effective December 5, 2008, we signed an amendment to the senior secured credit facility which extends the time during which we may draw on the term loan to fund the merger with OMAX from December 9, 2008 to March 9, 2009 and increases our LIBOR margin by 1.5%.

FLOW INTERNATIONAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
We have restated our previously issued Condensed Consolidated Financial Statements for the three and six months ended October 31, 2007 as described in Note 16 to the accompanying Condensed Consolidated Financial Statements included in Item 1. All affected amounts related to the three and six ended October 31, 2007 described herein have been restated accordingly.
Forward-looking Statements
This management’s discussion and analysis should be read in conjunction with our financial statements and its related notes. The terms “may,” “expect,” “believe,” “anticipate,” “estimate,” “plan” and similar expressions are intended to identify forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate. Actual results could differ materially from those projected in these forward-looking statements for a variety of reasons. Examples of forward-looking statements include, but are not limited to, the following:
•	our belief that the strategies and actions we intend to take in fiscal year 2009 and beyond, including increasing market awareness of waterjet technology to drive increased market penetration and improvement of our operational efficiency, will help us achieve our long-term goals of compound annual revenue growth rate of 10% and operating income annual growth rate of at least 20%;

•	our belief that we will be able to fund the commitments for inventory purchases, including all open purchase orders, with existing cash and our cash flows from operations in future periods

•	our investment in the development of innovative products and services to maintain our technological leadership position as well as enhancement of our current product lines;

•	our intent to continue to make improvements to our system of internal controls and to continue to make improvements in the documentation and implementation training of our accounting policies;

•	our plan to continue capital spending on information technology and facilities and our expectation that the funds necessary for this will be generated internally;

•	our expectation that for matters other than OMAX, Crucible, and Collins and Aikman, these pending legal proceedings will not have a material adverse effect on our consolidated financial position;

•	our expectation that our credit line will provide us with liquidity that could be used to make acquisitions, or fund the repurchase of shares;

•	our belief that our existing cash, our cash from operations, and credit facilities at October 31, 2008 are adequate to fund our operations for the next twelve months;

•	our expectation that our unrecognized tax benefits will not change significantly within the next twelve months.
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
Certain factors may cause our results to vary year over year. For the three and six months ended October 31, 2008 and 2007, we have identified such factors as follows:
Introduction of New Products
In fiscal year 2007, we introduced the 87,000 psi intensifier pump at the bi-annual International Manufacturing Technology Show (IMTS) in September 2006.

Exit or Disposal Activities
On June 2, 2008, we committed to a plan to establish a single facility for designing and building its advanced waterjet systems at its Jeffersonville, Indiana facility and to close its manufacturing facility in Burlington, Ontario, Canada. We recorded charges of $1.5 million associated with this facility closure in first quarter of fiscal 2009 and $295,000 in the second quarter of fiscal 2009. These charges included employee severance and termination benefits of $1.6 million, an inventory write-down of $108,000 for inventory parts, and lease termination costs of $124,000. We estimate that the remaining costs to be recorded in relation to this facility closure will range from $50,000 to $60,000 during the remainder of fiscal year 2009.
In October 2008, as part of our continuous review of strategic alternatives globally, we resolved to close our office and operations in Korea and sell through a distributor instead. Charges associated with this action included employee severance and termination benefits of $139,000 and a long-lived asset impairment charge of $12,000. We anticipate that the remaining costs to wind-down the activity at this location will be range from $90,000 to $120,000 for the remainder of fiscal year 2009.
Results of Operations
(Tabular amounts in thousands)
Summary Consolidated Results for the Three and Six Months ended October 31, 2008 and 2007

	Three Months Ended October 31,			Six Months Ended October 31,
	2008	2007	%	2008	2007	%
Sales	$60,578	$57,757	5%	$117,643	$115,616	2%
Operating Income	3,437	3,612	(5)%	7,194	1,975	264%

	Three Months Ended October 31,			Six Months Ended October 31,
	2008	2007	%	2008	2007	%
Sales
Systems	$43,172	$40,968	5%	$82,258	$82,432	0.2%
Consumable parts	17,406	16,789	4%	35,385	33,184	7%
Sales for the three months ended October 31, 2008, grew 5% over the prior year comparative period due to strong demand for our standard shapecutting systems as well as improved consumable parts sales. Sales for the six months ended October 31, 2008, grew 2% over the prior year comparative period.
Total system sales improved $2.2 million or 5% for the three months ended October 31, 2008 and remained consistent with the prior year six-month period. Consumable parts sales increased $617,000 or 4% and $2.2 million or 7% for the three and six months ended October 31, 2008, due to the increased installed base of systems and improved parts availability as well as the use of Flowparts.com and Floweuropeparts.com, our easy-to-use internet order entry systems. Flowparts.com was released in the United States three years ago and Floweuropeparts.com was released in Europe approximately two years ago.
Operating income declined by $175,000 for the three months ended October 31, 2008 primarily due to higher operating expenses associated with the bi-annual International Manufacturing Technology Show (IMTS) in September 2008, as well as severance charges during the current quarter. Operating income was also negatively impacted by restructuring charges associated with actions taken to shut down our manufacturing facility in Burlington, Ontario and actions taken to wind-down our operations in Korea.
Operating income for the six months ended October 31, 2008, improved by $5.2 million or 264%. This significant improvement in operating income is attributable to improved gross profit margins based on a shift in product mix, lower corporate general and administrative expenses, including patent and legal fees related to the OMAX litigation discussed further in Note 7: Commitments and Contingencies, of the Condensed Consolidated Financial Statements, as litigation related expenditure has been stayed while we pursue the merger with OMAX. This pending merger with OMAX is discussed further in Note 14, Pending Merger with OMAX, of the Condensed Consolidated Financial Statements. Additionally, the prior year comparative period included $2.9 million related to compensation expenses to amend our former CEO’s contract. These positive impacts to operating income were partially offset by restructuring charges of $1.8 million related to the closure of our manufacturing facility in Burlington and actions to wind-down our operations in Korea.
Segment Results of Operations
     As discussed above, effective May 1, 2008, we operate in two reportable segments, which are Standard and Advanced. This section provides a comparison of net sales and operating expenses for each of our reportable segments for the three and six months ended October 31, 2008 compared to the prior year comparative periods. A discussion of corporate overhead and general expenses related to inactive subsidiaries which do not constitute segments has also been provided under “All Other”. For further discussion on our reportable segments, refer to Note 13: Segment Information of the Consolidated Financial Statements.
Standard Segment

	Three Months Ended October 31,			Six Months Ended October 31,
	2008	2007	%	2008	2007	%
Sales	$56,069	$50,469	11%	$108,821	$101,231	7%
% of total company sales	93%	87%	NM	93%	88%	NM
Gross Margin	25,343	23,459	8%	50,492	45,887	10%
Gross Margin as % of sales	45%	47%	NM	46%	45%	NM
Operating Expenses:
Sales and Marketing	11,049	9,788	13%	20,632	19,381	7%
Research and Engineering	1,934	1,537	26%	3,771	3,298	14%
General and Administrative	2,875	2,737	5%	6,184	5,739	8%
Restructuring Charges	149	—	100%	149	—	100%
Total Operating Expenses	16,007	14,062	14%	30,737	28,418	8%
Operating Income	9,336	9,397	(1)%	19,755	17,469	13%

NM = Not Meaningful
For the three and six months ended October 31, 2008:
Sales in our standard segment increased $5.6 million or 11%, and $7.6 million or 7% over the prior year comparative periods. The quarter-to-date and year-to-date increase is primarily due to the following:
•	Strong demand for our standard shapecutting systems as well as improved consumable parts sales in the United States, South America and Asia Pacific regions, offset by a slight decline in Europe revenues during the current quarter. The year-over-year sales improvement was driven by strong demand for our standard shapecutting systems in all foreign locations as a result of increased market awareness and adoption of waterjet technology, offset by lower year-over-year sales in North America due to slowed momentum in the first quarter of the current fiscal year. Total systems revenue in our standard segment increased by 13% and 6% for the three and six months ended October 31, 2008, respectively.

•	Consumable parts sales increased 6% and 10% to $16.3 million and $33.4, respectively, for the three and six months ended October 31, 2008, due to increased number of installed systems in service.

•	Excluding the impact of foreign currency changes, sales increased $5.9 million or 11% and $3.6 million or 4% for the three and six months ended October 31, 2008 compared to the prior year comparative period.
Gross margin for the three and six months ended October 31, 2008 amounted to $25.3 million or 45%, and $50.5 million or 46% of sales compared to $23.5 million or 47%, and $45.9 million or 45% of sales in the prior year comparative periods. Generally, comparison of gross margin rates will vary period over period based on changes in our product sales mix and prices, and levels of production volume. The margin decline for the three-month period was attributable to a higher mix of systems versus consumable parts. Conversely, the margin improvement for the six-month period was primarily due to a higher mix of consumable parts sales versus systems sales. Consumable parts sales constituted 31% of total standard segment sales for the six months ended October 31, 2008 compared to 30% in the prior year comparative period.

Operating expense changes consisted of the following:
•	An increase in sales and marketing expenses of $1.3 million or 13%, and $1.3 million or 7% for the three and six months ended October 31, 2008, as compared to the prior year comparative periods primarily due to higher operating expenses associated with the bi-annual International Manufacturing Technology Show (IMTS) in September 2008, as well as severance expenses of $210,000 recorded during the current quarter;

•	An increase in research and engineering expenses of $397,000 or 26% and $473,000 or 14% for the three and six months ended October 31, 2008, as compared to the prior year comparative periods, as a result of investment in research and development activity for new product development as well as severance charges related to the streamlining of the product development function recorded in the first quarter of fiscal year 2009;

•	An increase in quarter-to-date general and administrative expenses of $138,000 or 5% and 445,000 or 8% for the three and six months ended October 31, 2008, compared to the prior year comparative periods, mainly due to investments in personnel to support anticipated growth globally; and

•	Excluding the impact of foreign currency changes, operating expenses increased by $1.7 million or 12% and $1.1 million or 4% for the three months and six months ended October 31, 2008, compared to the prior year comparative periods.
Advanced Segment

	Three Months Ended October 31,			Six Months Ended October 31,
	2008	2007	%	2008	2007	%
Sales	$4,509	$7,288	(38)%	$8,822	$14,385	(39)%
% of total company sales	7%	13%	NM	7%	11%	NM
Gross Margin	828	934	(11)%	1,794	1,976	(9)%
Gross Margin as % of sales	18%	13%	NM	20%	14%	NM
Operating Expenses:

Sales and Marketing	853	1,117	(24)%	1,366	1,922	(29)%
Research and Engineering	344	608	(43)%	757	1,127	(33)%
General and Administrative	839	1,203	(30)%	1,910	2,443	(22)%
Restructuring Charges	295	—	100%	1,731	—	100%

Total Operating Expenses	2,331	2,928	(20)%	5,764	5,492	5%
Operating Income	(1,503)	(1,995)	25%	(3,970)	(3,516)	(13)%

NM = Not Meaningful
Sales in the advanced segment will fluctuate quarter over quarter for various reasons, such as the timing of contract awards, timing of project design and manufacturing schedule, and finally, shipment to customers.
For the three and six months ended October 31, 2008:
Sales in our advanced segment decreased $2.8 million or 38%, and $5.6 million or 39% over the prior year comparative periods. The quarter-to-date and year-to-date decrease is primarily due to the following:
•	Our exit from the non-waterjet automation business in September 2007, which contributed $1.0 million and $2.8 million of sales in the prior year comparative periods, respectively.

•	A slowdown in our advanced cutting cells business due to the weakness in the automotive industry.
Gross margin for the three and six months ended October 31, 2008 amounted to $828,000 or 18%, and $1.8 million or 20% of sales compared to $934,000 or 13%, and $2.0 million or 14% of sales in the prior year comparative periods. The improvement in gross margin as a percentage of sales when compared to the prior year comparative periods is attributable to improved contract pricing and labor efficiencies.

Operating expense changes consisted of the following:
•	A reduction in sales and marketing expenses of $264,000 or 24%, and $556,000 or 29% for the three and six months ended October 31, 2008, as compared to the prior year comparative periods primarily as a result of a lower customer support costs driven by lower aerospace sales when compared to the prior year comparative period. The period-over-period reduction is also attributable to a reduction of staff in conjunction with the closure of our manufacturing facility in Burlington, Ontario, Canada based on our plan to establish a single facility for designing and building advanced Waterjet systems at our Jeffersonville, Indiana facility;

•	A reduction in research and engineering costs of $264,000 or 43%, and $370,000 or 33% for the three and six months ended October 31, 2008, as compared to the prior year comparative periods related to lower personnel expenses related to the shutdown of the Burlington facility;

•	A reduction in general and administrative expenses of $364,000 or 30%, and $533,000 or 22% for the three and six months ended October 31, 2008, as compared to the prior year comparative periods primarily attributable to a reduction of staff in conjunction with the closure of our Burlington facility; and

•	Restructuring charges of $295,000 and $1.7 million for the three and six months ended October 31, 2008 were related to severance and termination benefits and lease termination costs associated with our plan to shut down our Burlington facility.
All Other
Our All Other category includes corporate overhead expenses, as well as general and administrative expenses related to inactive entities that do not constitute operating segments.

	Three Months Ended October 31,			Six Months Ended October 31,
	2008	2007	%	2008	2007	%
General and Administrative	$3,864	$3,359	15%	$8,075	$11,380	(29)%
General and administrative expenses in our All Other category increased by $505,000 or 15%, and decreased by $3.3 million or 29% for the three and six months ended October 31, 2008, as compared to the prior year comparative periods. The quarter-to-date increase was due to capital outlays for upgrades to our computer hardware, software, and our Enterprise Resource Planning (“ERP”) system. The prior year comparative year-to-date period included $2.9 million related to compensation expenses to amend our former CEO’s contract. The decrease is also attributable to lower professional fees for legal, audit, and Sarbanes Oxley compliance costs, which were $1.4 million and $2.4 million compared to $2.5 million and $4.1 million for the three and six months ended October 31, 2008, compared to the prior year comparative periods.
Other (Income) Expense
Interest Income and Interest Expense
Our interest income decreased to $124,000 and $303,000 for the three and six months ended October 31, 2008, compared to $251,000 and $442,000 for the comparative prior periods due to lower average cash balances in investment accounts during the current periods. Our interest expense increased to $161,000 and $291,000 for the three and six months ended October 31, 2008, compared to $95,000 and $177,000, in the prior year comparative periods due to higher interest on used and unused portions of our credit facility.
Other Income (Expense), Net
Our other Income (Expense), net in the Consolidated Statement of Operations is comprised of the following:

	Three Months		Six Months
	Ended October 31,		Ended October 31,
	2008	2007	2008	2007
Realized Foreign Exchange Gains (Losses), net	$134	$(423)	$469	$(481)
Unrealized Foreign Exchange Gains (Losses), net	(963)	528	(942)	905
Premium on Repurchase of Warrants	—	(629)	—	(629)
Other	(13)	(55)	24	(129)

	$(842)	$(579)	$(449)	$(334)

During the three and six months ended October 31, 2008, we recorded Other Expense, net of $842,000 and $449,000 as compared to Other Expense, net of $579,000 and $334,000 for the three and six months ended October 31, 2007. These changes primarily resulted from the fluctuation in realized and unrealized foreign exchange gains and losses as shown in the table above. The high net foreign exchange loss during the current periods is a result of unprecedented movement in certain key currencies against the US Dollar. In particular, the Company was impacted by the devaluation of the Canadian Dollar and the Brazilian Real against the US Dollar, due to the revaluation of large US Dollar payables to the US Holding company.
In the second quarter of fiscal year 2008, we repurchased 403,300 warrants from certain funds managed or advised by Third Point LLC for an aggregate purchase price of $3 million. The cash paid in excess of the fair market value of those warrants on the repurchase date of $629,000 was recorded as an Other Expense in fiscal year 2008.
Income Taxes
Our effective tax rates for the three and six months ended October 31 2008, were 85% and 71%, respectively compared to 37% and a benefit recorded for the prior year comparative periods. These unusually high tax rates in the current periods are attributable to the exclusion of losses in selected foreign jurisdictions with current year losses for which we anticipate providing full valuation allowances against the losses. We recorded total income tax expense of $2.2 million and $4.8 million during the three and six months ended October 31, 2008, which consists of current tax expense of $0.9 million and $2.0 million, and deferred tax expense of $1.3 million and $2.8 million, respectively. Our deferred tax expense is mainly attributable to the United States and German tax provisions. Our higher effective tax rate in the first half of fiscal year 2009 when compared to the prior year comparative period was also impacted by our decision in the fourth quarter of fiscal year 2008 to reverse a substantial portion of the valuation allowance recorded against net deferred tax assets in the United States.
We continue to provide a full valuation allowance against our net operating losses and other net deferred tax assets, arising in certain tax jurisdictions, mainly in Canada, because the realization of such assets is not more likely than not. For the three and six months ended October 31, 2008, our valuation allowance increased by $0.8 million and $1.7 million, respectively. The change is mainly attributable to an increase in net operating losses in Canada where we continue to provide a full valuation allowance against the loss carryforward. The majority of our foreign net operating losses can be carried forward indefinitely, with certain amounts expiring between fiscal years 2014 and 2017.
For the three and six months ended October 31, 2007, we recorded an income tax expense of $1.2 million and a benefit of $460,000, respectively. The benefit recorded for the six months ended October 31, 2007 was primarily due to the reversal of approximately $1.3 million of its valuation allowance against net deferred tax assets in its German jurisdiction, the first quarter of fiscal year 2008, after concluding that certain of its deferred tax assets in this jurisdiction were more likely than not to be realized. For the three and six months ended October 31, 2007, our valuation allowance decreased by $0.4 million and $0.9 million, respectively.
During the six months ended October 31, 2008, we repatriated $1.6 million, net of tax of $329,000, from two foreign subsidiaries and we intend to continue repatriating additional funds from certain of our foreign subsidiaries in the future. For the six months ended October 31, 2007, we repatriated $6.1 million, net of tax of $885,000, from two foreign subsidiaries.
Liquidity and Capital Resources
Cash Flow Summary
The following table summarizes our cash flows from operating, investing, and financing activities for the periods noted below:

	Six Months Ended October 31,
	2008	2007
Net Income	$2,015	$2,729
Noncash charges to income	10,277	5,397
Changes in working capital	(7,763)	(10,001)

Net cash provided by (used in) operating activities	4,529	(1,875)
Net cash used in investing activities	(8,980)	(1,642)
Net cash provided by (used in) financing activities	283	(8,373)
Effect of foreign exchange rate changes on cash and cash equivalents	(1,784)	530

Net decrease in cash and cash equivalents	(5,952)	(11,360)
Cash and cash equivalents at beginning of period	29,099	38,288

Ending cash balance	$23,147	$26,928

Operating Activities
Cash generated by operating activities before the effects of changes in working capital was $12.3 million for the six months ended October 31, 2008 compared to $8.1 million for the six months ended October 31, 2007. This increase was mainly attributable to an increase in noncash benefits for deferred income taxes as a result of the valuation allowance release on U.S. net operating loss carryforwards in the fourth quarter of fiscal 2008, as well as an increase in net unrealized foreign exchange losses for the comparative six-month period.
Changes in our working capital resulted in a net $7.8 million use of cash for the six months ended October 2008 compared to $10.0 million use of cash in the prior year comparative period. This decrease in net use of cash for working capital was mainly attributable to a significant increase in accounts payable as a result of the timing of payments to vendors and an increase in our other operating assets, based on advances to suppliers to meet anticipated demand in future periods. Deferred revenue and customer deposits increased due to the timing of contract awards and shipments to customers.
Investing Activities
Net cash used in investing activities was $9.0 million for the six months ended October 31, 2008 compared to $1.6 million for the six months ended October 31, 2007. The increase in the use of cash from investing activities primarily resulted from cash payments of $3.8 million associated with the pending merger with OMAX during the current period. There were no merger related expenses in the prior year comparative period. The increase in the use of cash in investing activities was also attributable to higher expenditures — $2.4 million — for property and equipment related to completion of our Advanced Applications demo facility in Jeffersonville, Indiana as well as capital outlays for upgrades to our computer hardware, software, and our Enterprise Resource Planning (“ERP”) system.
Financing Activities
Net cash generated by financing activities was $283,000 for the six months ended October 31, 2008 compared to $8.4 million use of cash for the six months ended October 31, 2007. The net use of cash in the prior year comparative period was mainly due to the repayment of notes payable of $5.3 million in the first quarter of fiscal year 2008, which had been borrowed at the end of fiscal year 2007 for the repatriation of foreign earnings, and the repurchase of warrants for $3 million.
Debt
We have an outstanding seven-year collateralized long-term variable rate loan, expiring in 2011, bearing interest at an annual rate of 3.67% as of October 31, 2008. The loan is collateralized by our manufacturing facility in Taiwan. The outstanding balance on this loan was $2.3 million as of October 31, 2008.
We also have three unsecured credit facilities in Taiwan with a commitment totaling $4.04 million at October 31, 2008, bearing interest at 2.80% per annum. At October 31, 2008, all the credit facilities will mature within one year and the balance outstanding under these credit facilities amounts to $1.04 million, which is shown under Notes Payable in the Condensed Consolidated Financial Statements.
Sources of Liquidity
Funds generated by operating activities, available cash and cash equivalents, and our credit facilities continue to be our most significant sources of liquidity. At October 31, 2008, we had total cash and cash equivalents of $23.1 million, of which approximately $13.4 million was held by divisions outside the United States.

On June 9, 2008, we secured a new five-year senior secured credit facility with an aggregate principal amount of $100 million, which includes a $65 million revolving credit facility and a $35 million term loan that we may draw upon for the pending merger with OMAX. This line of credit has a maturity date of June 9, 2013 and is collateralized by a general lien on all of our material assets, as defined within the credit agreement. Borrowings on the credit facility, if any, will be based on the bank’s prime rate or LIBOR rate plus a percentage spread between 1.25% and 2.00% depending on the Company’s current leverage ratios, at the Company’s option. The corresponding credit agreement associated with the new credit facility places certain debt covenant restrictions on us which will require us to maintain certain financial ratios as defined by the credit agreement. The Company also pays an annual letter of credit fee equal to 1.25% of the amount available to be drawn under each outstanding letter of credit. The annual letter of credit fee is payable quarterly in arrears and varies depending on the Company’s leverage ratio. As of October 31, 2008, we had $97.6 million of domestic unused line of credit available, net of $2.4 million in outstanding letters of credit. We were in compliance with all financial covenants as of October 31, 2008.
Effective December 5, 2008, we signed an amendment to the senior secured credit facility which extends the time during which we may draw on the term loan to fund the merger with OMAX from December 9, 2008 to March 9, 2009, and increases our LIBOR margin by 1.5%.
Our capital spending plans currently provide for outlays of approximately $8.2 million over the next twelve months, primarily related to information technology spending and facility improvement. It is expected that funds necessary for these expenditures will be generated internally. Our capital spending for the three months ended October 31, 2008 and 2007 amounted to $4.9 million and $2.5 million, respectively.
We believe that our existing cash, cash from operations, and credit facilities at October 31, 2008 are adequate to fund our operations for at least the next twelve months.
Off-Balance Sheet Arrangements
We did not have any special purpose entities or off-balance sheet financing arrangements as of October 31, 2008.
Contractual Obligations
During the six months ended October 31, 2008, there were no material changes outside the ordinary course of business in our contractual obligations and minimum commercial commitments as reported in our Annual Report on Form 10-K for the year ended April 30, 2008.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes in our market risk during the six months ended October 31, 2008. For additional information, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations as presented in our Annual Report on Form 10-K for the year ended April 30, 2008.

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
(b) Changes in Internal Controls
     In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in our internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
     At any time, the Company may be named as a defendant in legal proceedings. Please refer to Note 7 to the Condensed Consolidated Financial Statements for a discussion of the Company’s legal proceedings.
Item 1A. Risk Factors
     There are no material changes from the risk factors previously disclosed in Part I of Item 1A in our Annual Report on Form 10-K for the fiscal year ended April 30, 2008, except as follows:
     The risk factors immediately following have been added based on the following:
i)	a notice received from the purchaser of our Avure Business (“Purchaser”) that an ongoing tax audit in Sweden which includes information requests that pertain to periods when the Company owned Avure Technologies AB discussed further in Note 7: Commitments and Contingencies; and

ii)	the current global economic crisis which could have an adverse effect on the Company’s future results of operation and cash flows;
We have unresolved claims with the Purchaser of Avure.
     During the second quarter of fiscal year 2009, we were notified by the purchaser of our Avure Business (“Purchaser”), which we reported as discontinued operations for the year ended April 30, 2006, that the Swedish tax authority was conducting an audit which includes periods during the time that the Company owned the subsidiary. The Purchaser has indicated that it expects the Company to indemnify its losses, if any, that result from any penalties and fines assessed related to the tax audit for periods during which the Company owned Avure. This tax audit is currently underway and at this time, the Company is not able to quantify its exposure, if any. Refer to Note 7: Commitments and Contingencies for further detail.
The global economic crisis could adversely affect the Company’s business and financial results and have a material adverse affect on its liquidity and capital resources.
     As the recent global financial crisis continues to broaden and intensify, other sectors of the economy have been adversely impacted and a severe global recession appears likely. As a manufacturer dependent upon other company’s capital spending budgets, the Company may face a challenging sales environment for the remainder of fiscal 2009, and possibly fiscal 2010, as companies restrict capital expenditures due to reduced access to credit and the decreased sales environment. The Company’s customers are experiencing significant job losses, foreclosures, bankruptcies, and reduced access to credit. Currently, the full effects and consequences of the global financial crisis and the global economic downturn are unknown, and any one, or all of them, could potentially have a material adverse effect on the Company’s liquidity and capital resources, including our ability to raise additional capital if needed, or the ability of banks to honor on our credit facilities, or otherwise negatively impact the Company’s business and financial results.
Items 2, 3, and 5 are None and have been omitted.
Item 4. Submission of matters to a Vote of Security Holders.
     We held our 2008 Annual Meeting of Shareholders on September 10, 2008. At the meeting, two directors, Kathryn L. Munro and Larry A. Kring, were elected to hold office for the terms set forth in our Proxy Statement. Both nominees were elected by a majority of votes as follows:

Name	Votes For	Votes Withheld	Abstentions
Kathryn Munro	24,187,223	11,978,500	979,218
Larry A. Kring	23,742,110	10,613,100	58,927

Directors Richard P. Fox, Lorenzo C. Lamadrid, Arlen I. Prentice, J. Michael Ribaudo, and Jerry L. Calhoun also continued in office following the Annual Meeting.
The appointment of Deloitte & Touche, LLP as our independent registered public accounting firm for the fiscal year ended April 30, 2009 was also ratified, with 35,393,353 votes in favor and 386,183 abstentions.
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

FLOW INTERNATIONAL CORPORATION

Date: December 5, 2008	/s/ Charles M. Brown
Charles M. Brown
President and Chief Executive Officer (Principal Executive Officer)

Date: December 5, 2008	/s/ Douglas P. Fletcher
Douglas P. Fletcher
Chief Financial Officer (Principal Financial Officer)