Form 10-Q
period 2009-01-31
FLOW INTERNATIONAL CORP
filed 2009-03-12
CIK 713002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2009
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑.
The registrant had 37,652,696 shares of Common Stock, $0.01 par value per share, outstanding as of February 27, 2009.
Explanatory Note:
     This Form 10-Q reflects the restatement of the Company’s unaudited Condensed Consolidated Financial Statements for the three and nine months ended January 31, 2008 and related Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 herein. The restatement is more fully described in Note 17 to the unaudited Condensed Consolidated Financial Statements under Item 1, “Financial Information” herein.

FLOW INTERNATIONAL CORPORATION

FLOW INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in thousands, except share amounts)

	January 31,	April 30,
	2009	2008
ASSETS:
Current Assets:
Cash and Cash Equivalents	$13,107	$29,099
Restricted Cash	403	142
Receivables, net	33,202	33,632
Inventories	25,037	29,339
Deferred Income Taxes	10,630	2,889
Deferred Acquisition Costs	12,411	7,953
Other Current Assets	8,243	6,456

Total Current Assets	103,033	109,510
Property and Equipment, net	21,286	18,790
Intangible Assets, net	4,377	4,062
Goodwill (Note 16)	—	2,764
Deferred Income Taxes	15,461	15,535
Other Assets	5,382	494

	$149,539	$151,155

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Notes Payable	$2,221	$1,118
Current Portion of Long-Term Obligations	1,283	977
Accounts Payable	14,184	19,516
Accrued Payroll and Related Liabilities	5,464	8,189
Taxes Payable and Other Accrued Taxes	2,352	3,617
Deferred Income Taxes	564	686
Deferred Revenue	3,936	4,980
Customer Deposits	3,379	4,549
Reserve for Patent Litigation (Note 5)	23,000	—
Other Accrued Liabilities	9,742	9,753

Total Current Liabilities	66,125	53,385
Long-Term Obligations, net	1,940	2,333
Deferred Income Taxes	7,298	7,787
Reserve for Patent Litigation (Note 5)	6,000	—

Other Long-Term Liabilities	1,410	1,586

	82,773	65,091

Commitments and Contingencies (Note 7)
Shareholders’ Equity:
Series A 8% Convertible Preferred Stock—$.01 par value, 1,000,000 shares authorized, none issued	—	—
Common Stock—$.01 par value, 49,000,000 shares authorized, 37,652,696 and 37,589,787 shares issued and outstanding at January 31, 2009 and April 30, 2008, respectively	371	371
Capital in Excess of Par	140,470	139,007
Accumulated Deficit	(66,929)	(47,584)
Accumulated Other Comprehensive Loss:
Defined Benefit Plan Obligation, net of income tax of $93 and $93	(280)	(280)
Cumulative Translation Adjustment, net of income tax of $1,159 and $764	(6,866)	(5,450)

Total Shareholders’ Equity	66,766	86,064

	$149,539	$151,155

See Accompanying Notes to
Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2009	2008	2009	2008
		(Restated, see		(Restated, see
		Note 17)		Note 17)
Sales	$48,711	$65,369	$166,353	$180,986
Cost of Sales	29,565	37,487	95,436	105,758

Gross Margin	19,146	27,882	70,917	75,228

Operating Expenses:
Sales and Marketing	9,996	10,520	31,996	31,818
Research and Engineering	2,281	2,163	6,809	6,589
General and Administrative	6,418	6,346	22,586	25,991
Provision for Patent Litigation (Note 5)	29,000	—	29,000	—
Goodwill Impairment	2,764	—	2,764	—
Restructuring and Other Operating Charges	514	—	2,394	—

Total Operating Expenses	50,973	19,029	95,549	64,398

Operating Income (Loss)	(31,827)	8,853	(24,632)	10,830
Interest Income (Expense), net	(348)	37	(337)	301
Other Income (Expense), net	392	(422)	(56)	(756)

Income (Loss) Before Provision for Income Taxes	(31,783)	8,468	(25,025)	10,375
(Provision) Benefit for Income Taxes	11,106	(2,234)	6,277	(1,774)

Income (Loss) From Continuing Operations	(20,677)	6,234	(18,748)	8,601
Income (Loss) from Operations of Discontinued Operations, net of Income Tax of $(46), $28, $0 and $210	(686)	55	(597)	418

Net Income (Loss)	$(21,363)	$6,289	$(19,345)	$9,019

Basic Income (Loss) Per Share:
Income (Loss) From Continuing Operations	$(0.55)	$0.17	$(0.50)	$0.23
Income (Loss) from Operations of Discontinued Operations	(0.02)	.00	(0.01)	.01
Net Income (Loss)	$(0.57)	$0.17	$(0.51)	$0.24

Diluted Income (Loss) Per Share:
Income (Loss) From Continuing Operations	$(0.55)	$0.17	$(0.50)	$0.23
Income (Loss) from Operations of Discontinued Operations	(0.02)	.00	(0.01)	.01
Net Income (Loss)	$(0.57)	$0.17	$(0.51)	$0.24

Weighted Average Shares Used in Computing Basic and Diluted Income (Loss) Per Share:
Basic	37,639	37,471	37,609	37,366
Diluted	37,639	37,652	37,609	37,572
See Accompanying Notes to
Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Nine Months Ended
	January 31,
	2009	2008
		(Restated, see
		Note 17)
Cash Flows from Operating Activities:
Net Income (Loss)	$(19,345)	$9,019
Adjustments to Reconcile Net Income (Loss) to Cash (Used in) Operating Activities:
Depreciation and Amortization	3,210	2,636
Deferred Income Taxes	(7,375)	(673)
Provision for Slow Moving and Obsolete Inventory	199	1,151
Bad Debt Expense	1,048	1,652
Warranty Expense	2,423	2,566
Incentive Stock Compensation Expense	1,473	675
Repurchase of Warrants	—	629
Unrealized Foreign Exchange Currency Losses (Gains)	1,524	(85)
Provision for Patent Litigation	29,000	—
Goodwill Impairment	2,764	—
Other	419	345
Changes in Operating Assets and Liabilities:
Receivables	(2,287)	(8,976)
Inventories	1,849	(3,499)
Other Operating Assets	(4,798)	682
Accounts Payable	(5,854)	(4,117)
Accrued Payroll and Payroll Related Liabilities	(2,319)	816
Deferred Revenue	(760)	2,342
Customer Deposits	(678)	(581)
Other Operating Liabilities	(3,454)	(4,786)

Cash (Used in) Operating Activities	(2,961)	(204)

Cash Flows From Investing Activities:
Expenditures for Property and Equipment	(6,251)	(4,345)
Expenditures for Intangible Assets	(611)	(388)
Proceeds from Sale of Short-term Investments	—	639
Proceeds from Sale of Property and Equipment	118	247
Payments for Pending OMAX Acquisition	(4,182)	(6,430)
Payments for Dardi Investment	(3,282)	—
Restricted Cash	(304)	—

Cash (Used in) Investing Activities	(14,512)	(10,277)

Cash Flows from Financing Activities:
Repayments Under Notes Payable	—	(5,892)
Borrowings Under Notes Payable	1,285	460
Borrowings Under Other Financing Arrangements	1,269	—
Repayments Under Other Financing Arrangements	(232)	—
Payments of Capital Lease Obligations	(85)	—
Payments of Long-Term Obligations	(795)	(625)
Proceeds from Exercise of Stock Options	—	1,198
Payment for Warrant Repurchase	—	(3,010)

Cash Provided by (Used in) Financing Activities	1,442	(7,869)

Effect of Changes in Exchange Rates	39	459
Decrease in Cash And Cash Equivalents	(15,992)	(17,891)
Cash and Cash Equivalents at Beginning of Period	29,099	38,288

Cash and Cash Equivalents at End of Period	$13,107	$20,397

Supplemental Disclosures of Noncash Investing and Financing Activities:
Accounts Payable incurred to acquire Property and Equipment, and Intangible Assets	787	357
Accrued Liabilities Incurred for Dardi Investment and Pending Acquisition	551	789
See Accompanying Notes to Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

					Accumulated
	Common Stock		Capital		Other	Total
		Par	In Excess	Accumulated	Comprehensive	Shareholders'
	Shares	Value	of Par	Deficit	Loss	Equity
Balances, May 1, 2007	37,268	$367	$139,207	$(69,395)	$(8,955)	$61,224
Components of Comprehensive Income:
Net Income (restated, see Note 17)				9,019		9,019
Cumulative Translation Adjustment, Net of Income Tax of $288					2,382	2,382

Total Comprehensive Income (restated, see Note 17)						11,401

Cumulative effect upon adoption of FIN 48				(543)		(543)
Exercise of Options	252	3	1,195			1,198
Repurchase of Warrants			(2,380)			(2,380)
Stock Compensation	66	1	675			676

Balances, January 31, 2008 (restated, see Note 17)	37,586	$371	$138,697	$(60,919)	$(6,573)	$71,576

Balances, May 1, 2008	37,590	$371	$139,007	$(47,584)	$(5,730)	$86,064
Components of Comprehensive Income (Loss):
Net Loss				(19,345)		(19,345)
Cumulative Translation Adjustment, Net of Income Tax of $395					(1,416)	(1,416)

Total Comprehensive Income (Loss)						(20,761)

Stock Compensation	63	0	1,463			1,463

Balances, January 31, 2009	37,653	$371	$140,470	$(66,929)	$(7,146)	$66,766

See Accompanying Notes to
Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All tabular dollar amounts in thousands, except per share amounts)
(Unaudited)
Note 1—Basis of Presentation
     In the opinion of the management of Flow International Corporation (the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring items and accruals necessary to fairly present the financial position, results of operations and cash flows of the Company. The financial information as of April 30, 2008 is derived from the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended April 30, 2008 included in Item 8 in the fiscal year 2008 Annual Report on Form 10-K (“10-K”). These interim condensed consolidated financial statements do not include all information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, and should be read in conjunction with the Company’s fiscal year 2008 Form 10-K. The preparation of these interim condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company’s financial statements. The results of operation for the three months ended January 31, 2009, includes amounts related to vacation accrual and certain other items which were not recorded in the Company’s results of operation for the three months ended July 31, 2008, and the three and six months ended October 31, 2008. The effect of the correction of these errors resulted in an aggregate increase of $888,000 to pretax loss and $491,000 to net loss for the three and nine months ended January 31, 2009, respectively, which the Company deemed to be immaterial when considered in relation to the estimated full fiscal year results of operation and the trend of operating results. Operating results for the three and nine months ended January 31, 2009 may not be indicative of future results, and actual results may differ from these estimates.
     Historically, the most significant sources of financing for the Company have been funds generated by operating activities, available cash and cash equivalents and available lines of credit. From time to time, the Company has borrowed funds from its available revolving credit facility. On March 10, 2009, the Company amended certain terms under its Credit Facility Agreement, as discussed in Note 6 — Long-term Obligations and Notes Payable to the Condensed Consolidated Financial Statements, reducing the amount available under the Line of Credit from $65 million to $40 million and, for the three months ended January 31, 2009, amending certain definitions of the financial covenants to exclude the $29 million provision for patent litigation with OMAX from the calculation of Consolidated Adjusted Earnings before Interest Taxes Depreciation and Amortization (“EBITDA”). In connection with the amendment, on March 11, 2009, the Company borrowed $15 million under such Line of Credit. The Company has the ability to draw funds from its Line of Credit as needed, subject to the financial covenants. The Company is currently in negotiations with its lenders to further amend the terms of its Line of Credit on a longer-term basis, including amending certain financial covenants to allow for, among other items, the exclusion of the $29 million provision for patent litigation with OMAX from Consolidated Adjusted EBITDA in periods subsequent to January 31, 2009. In the event the exclusion of the $29 million from Consolidated Adjusted EBITDA is not amended for subsequent periods, it is probable the Company would be in violation of certain financial covenants under the credit facility, as early as the fourth quarter in fiscal year 2009. In this event, the $15 million borrowed under the Line of Credit would become due and payable immediately unless the Company obtained a waiver. The Company believes that it is likely that it will be able to amend the terms of the Line of Credit so that it will not be in violation of its financial covenants in future periods, however, there can be no assurance that it will obtain the amendment or, if it does, on reasonable terms. Additionally, in the event that the Company is unable to obtain an amendment it would be unable to repay the amount due and would need to seek replacement financing. The Company’s ability to obtain replacement financing could be constrained by current economic conditions affecting the credit and equity markets, which have significantly deteriorated over the last several months, and may further decline, resulting in significantly higher interest rates and related charges, may impose significant restrictions on the use of borrowed funds or may be on terms that are not acceptable to the Company, which raises substantial doubt about the Company’s going concern assumption. The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is dependent on amending the financial covenants of its credit facility on a long-term basis or obtaining replacement financing.
Note 2—Recently Issued Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Defining Fair Value Measurement” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 became effective for the Company as of May 1, 2008. In February 2008, the FASB issued FSP 157-2, “Partial Deferral of the Effective Date of Statement 157” (“FSP No. 157-2”). FSP 157-2 delays the effective date of SFAS 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The Company therefore adopted SFAS 157 solely as it applies to its financial assets and liabilities. This adoption at May 1, 2008 did not have a material impact on the financial statements of the Company. See Note 15 — Fair Value of Financial Instruments for additional disclosure on the adoption of SFAS 157. Nonfinancial assets and nonfinancial liabilities for which we have not applied the provisions of FAS 157 include those measured at fair value like goodwill and indefinite lived intangible asset impairment testing, and asset retirement obligations initially measured at fair value. The Company is currently evaluating the impact of adopting SFAS 157 for its nonfinancial assets and nonfinancial liabilities on its Consolidated Financial Statements at the beginning of its fiscal year 2010. On October 10, 2008, the FASB issued FSP No. 157-3, (“FSP No. 157-3”), “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” FSP No. 157-3 clarifies the application of SFAS 157 in a market that is not active and provides factors to take into consideration when determining the fair value of an asset in an inactive market. FSP No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. This FSP did not have a material impact on our condensed consolidated financial statements.
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
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) and Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). These new standards are the U.S. GAAP outcome of a joint project with the International Accounting Standards Board. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R requires that the fair value of the purchase price of an acquisition including the issuance of equity securities be determined on the acquisition date; requires that all assets, liabilities, contingent consideration, contingencies, and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; requires that acquisition costs generally be expensed as incurred; requires that restructuring costs generally be expensed in periods subsequent to the acquisition date; and requires that changes in deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. SFAS 160 establishes reporting requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. As of January 31, 2009, the Company had $12.4 million of deferred acquisition costs related to the pending merger with OMAX, which included $3.4 million of direct transaction costs that had been capitalized as part of the cost of the acquisition under SFAS 141R. Under SFAS 141R, the Company has the option to expense these costs in the fourth quarter of its fiscal year 2009 should it be deemed probable that the transaction with OMAX will not close prior to the adoption of SFAS 141R on May 1, 2009. The Company continues to evaluate the impact of adopting SFAS 141R and SFAS 160 on its Consolidated Financial Statements at the beginning of its fiscal year 2010.
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), which requires enhanced disclosures about a company’s derivative and hedging activities. The Company adopted SFAS 161 at the beginning of its interim period ended January 31, 2009, which did not have a material impact on the Consolidated Financial Statements.
     In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles (“GAAP”) for nongovernmental entities in the United States. SFAS 162 is effective 60 days following SEC approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not anticipate that the adoption of this standard will have a material impact on the Consolidated Financial Statements.

Note 3—Receivables, Net
     Receivables, net as of January 31, 2009 and April 30, 2008 consisted of the following:

	January 31, 2009	April 30, 2008
Trade Accounts Receivable	$30,014	$32,410
Unbilled Revenues	6,098	4,589

	36,112	36,999
Less: Allowance for Doubtful Accounts	(2,910)	(3,367)

	$33,202	$33,632

Note 4—Inventories
     Inventories are stated at the lower of cost (determined by using the first-in first-out or average cost method) or market. Costs included in inventories consist of materials, labor, and manufacturing overhead, which are related to the purchase or production of inventories. Write-downs, when required, are made to reduce excess inventories to their estimated net realizable values. Such estimates are based on assumptions regarding future demand and market conditions. If actual conditions become less favorable than the assumptions used, an additional inventory write-down may be required. Inventories as of January 31, 2009 and April 30, 2008 consisted of the following:

	January 31, 2009	April 30, 2008
Raw Materials and Parts	$14,417	$19,671
Work in Process	2,035	3,215
Finished Goods	8,585	6,453

	$25,037	$29,339

Note 5— Other Accrued Liabilities
     The Company’s other accrued liabilities consist of warranty obligations, restructuring liabilities, professional fee accruals, provisions for litigation, and other items.
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
     The following table shows the fiscal year 2009 year-to-date activity for the Company’s warranty obligations:

Accrued warranty balance as of April 30, 2008	$3,101
Accruals for warranties for fiscal year 2009 sales	2,423
Warranty costs incurred in fiscal year 2009	(2,558)
Change due to currency fluctuations	(123)

Accrued warranty balance as of January 31, 2009	$2,843

Restructuring Charges and Other
     On June 2, 2008, the Company committed to a plan to establish a single facility for designing and building its advanced waterjet systems at its Jeffersonville, Indiana facility and to close its manufacturing facility in Burlington, Ontario, Canada. Charges to complete this plan included employee severance and termination benefits, lease termination costs, and inventory write-downs. The Company estimates that the remaining costs to be recorded in relation to this facility closure will range from $10,000 to $20,000 during the remainder of fiscal year 2009.

     In October 2008, as part of the Company’s continuous review of strategic alternatives globally, management resolved to close its office and operations in Korea and sell through a distributor instead. Charges associated with this closure included employee severance and termination benefits. The Company anticipates that the remaining costs to wind-down the activity at this location will range from $60,000 to $90,000 for the remainder of fiscal year 2009.
     Facility shut down costs have been included in “Restructuring Charges” in the Condensed Consolidated Statements of Operations, except for the inventory write-down which has been included as part of “Cost of Sales”.
     The following table summarizes the Company’s restructuring charges for the three and nine months ended January 31, 2009:

	Three Months Ended	Nine Months Ended
	January 31, 2009	January 31, 2009
Severance and termination benefits	$—	$1,764

Lease termination costs and long-lived assets impairment charge	20	136
Inventory write-down	—	108

	$20	$2,008

     The following table summarizes restructuring activity (in thousands):

	Severance &
	Termination	Facility Exit
	Benefits	Costs
Balance, April 30, 2008	$—	$—
Restructuring charges	1,764	136
Cash payments	(1,730)	(110)

Balance, January 31, 2009	$34	$26

     During the three month ended January 31, 2009, the Company responded to the downturn in the near term demand for our products by reducing its global salaried staffing levels. The Company incurred charges of approximately $0.5 million during the current quarter in conjunction with this staff reduction. These charges are not part of a formally adopted restructuring plan and have been recorded in “Restructuring and Other Charges” in the Company’s Condensed Consolidated Statement of Operations.
Provision for Patent Litigation
     OMAX Corporation (“OMAX”) filed suit against the Company on November 18, 2004. The suit alleges that the Company’s products infringe OMAX’s Patent Nos. 5,508,596 entitled “Motion Control with Precomputation” and 5,892,345 entitled “Motion Control for Quality in Jet Cutting”, (the “OMAX Patents”), and also seeks to have the Company’s Patent No. 6,766,216 entitled “Method and System for Automated Software Control of Waterjet Orientation Parameters” declared invalid, unenforceable and not infringed. The Company has also brought claims against OMAX alleging certain of their products infringe its Patent Nos. 6,766,216 and 6,996,452 (the “Flow Patents”). In March 2009, the Company entered into a Settlement and Cross Licensing Agreement with OMAX in which the parties agreed to dismiss with prejudice the litigation pending between them, releasing all claims made up to the date of execution of the Agreement. The Company agreed to pay OMAX a non-refundable sum of $8 million and place $6 million into escrow upon execution of the Settlement and Cross Licensing Agreement to settle all claims between the parties. In addition, if the Company has not completed the merger with OMAX by August 15, 2009, the Company is required to pay OMAX an additional amount of $21 million, payable in the form of the release of $15 million from escrow ($9 million originally placed into escrow upon the signing of the Option Agreement and the Merger Agreement with OMAX as detailed in Note 14 — Mergers and Investments and $6 million placed into escrow in March 2009 as detailed above) and a promissory note in the principal amount of $6 million. The promissory note will bear interest at 2% annually payable at maturity, and accumulated interest and principal is payable in August 2013. Failure by the Company to timely pay any portion of the total of $6 million note shall constitute a breach resulting in termination of the license of the OMAX Patents. In the event the Company fails to pay any portion of the amounts recited above on the due date, all remaining amounts due shall become accelerated and become due, and subject to interest of 15% per annum, compounded annually, immediately on date of failure to pay. Pursuant to FASB Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”), the amount payable to OMAX was deemed probable and estimable prior to the filing of the third quarter 2009 Form 10-Q and a $29 million charge was therefore recorded in the quarterly financial results for the period ended January 31, 2009. Refer to further detail on the OMAX legal proceedings and the Settlement and Cross Licensing Agreement at Note 7 — Commitments and Contingencies of the Notes to the Condensed Financial Statements.

Note 6—Long-Term Obligations and Notes Payable
     The Company’s long-term obligations as of January 31, 2009 and April 30, 2008 consisted of the following:

	January 31, 2009	April 30, 2008
Long-term loan	$1,876	$2,914
Other financing arrangements	1,347	396

	3,223	3,310
Less current maturities	(1,283)	(977)

Long-term obligations	$1,940	$2,333

     The long-term loan is a collateralized long-term variable rate loan that bears interest at the current annual rate of 3.67% at January 31, 2009 and matures in 2011. The loan is collateralized by the Company’s manufacturing facility in Taiwan. As of January 31, 2009, $750,000 of the loan balance was current.
     The Company leases certain office equipment under agreements that are classified as capital leases and are included in the accompanying balance sheet under property and equipment, of which $150,000 is current.
     Notes payable consist of the following:

	January 31, 2009	April 30, 2008
Revolving credit facilities in Taiwan	$2,221	$1,118

     The revolving credit facilities consist of three unsecured credit facilities in Taiwan with a commitment totaling $4.04 million at January 31, 2009, bearing interest at 2.80% per annum. The balances outstanding on these credit facilities at January 31, 2009, will mature within one year and may be extended for one-year periods at the bank’s option.
Senior Credit Facility
     On June 9, 2008, and amended on December 5, 2008, the Company secured a five-year senior secured credit facility with an aggregate principal amount of $100 million, which included a $65 million revolving credit facility (the “Line of Credit”) and a $35 million term loan (the “Term Loan”). This revolving credit facility replaced the $45 million line of credit amended on July 19, 2007, which was scheduled to expire on July 8, 2008. The Line of Credit has a maturity date of June 9, 2013 and is collateralized by a general lien on certain assets of the Company, as defined within the credit agreement. The Company may use the Line of Credit to refinance existing lines of credit, working capital purposes, including the pending merger with OMAX Corporation (“OMAX”), which is detailed in Note 14 — Mergers and Investments. The availability of the Term Loan, which was solely for the purpose of the pending merger with OMAX, expired on March 9, 2009 and was not renewed. Refer to Note 14 — Mergers and Investments for an update on the pending merger with OMAX.
     On March 10, 2009, the Company amended its Credit Facility Agreement to reduce its Line of Credit amount from $65 million to $40 million and to amend certain definitions of the covenants to exclude the $29 million provision for the patent litigation with OMAX from its EBITDA for the three months ended January 31, 2009. Following this amendment, the Company borrowed $15 million of the funds available from its Line of Credit to fund the payment of amounts due to OMAX upon execution of the Settlement and Cross Licensing Agreement which is detailed in Note 7 — Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements and the execution of the amended Merger Agreement which is detailed in Note 14 — Mergers and Investments of the Notes to the Condensed Consolidated Financial Statements. As of January 31, 2009, the Company was in compliance with all of its financial covenants, as amended. The Company is negotiating with its lenders to further amend certain financial covenants under its credit facility through the term of the credit facility, among other things, to allow for the exclusion of the $29 million provision for patent litigation with OMAX in determination of the Company’s Consolidated Adjusted EBITDA in subsequent periods. In the event the exclusion of the $29 million from the Company’s Consolidated Adjusted EBITDA is not amended for subsequent periods, the Company would likely be in violation of its financial covenants under the credit facility as early as the fourth quarter in fiscal year 2009. While the Company believes that it is likely that it will be able to renegotiate the Consolidated Adjusted EBITDA so that it will not be in violation of its financial covenants, there can be no assurance that the Company will obtain the amendment on favorable terms.

     Interest on borrowings on the Line of Credit, is based on the bank’s prime rate or LIBOR rate, at the Company’s option, plus a percentage spread between 1.75% and 3.50% depending on whether the Company uses the bank’s prime rate or LIBOR rate and the Company’s leverage ratios. The Company also pays an annual letter of credit fee equal to 1.25% of the amount available to be drawn under each outstanding letter of credit. The annual letter of credit fee is payable quarterly in arrears and varies depending on the Company’s leverage ratio.
     As of January 31, 2009, the Company had $62.9 million available under its Line of Credit, net of $2.1 million in outstanding letters of credit. This availability had been reduced to $22.1 million as of March 10, 2009, net of $3.3 outstanding letters of credit, following the reduction of the Company’s Line of Credit amount from $65 million to $40 million as discussed above and the drawing of $15 million from the available Line of Credit to fund outstanding payments to OMAX pursuant to the Settlement and Cross Licensing Agreement with OMAX discussed in Note 7 — Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements.
     The Line of Credit requires that the Company comply with certain covenants, including financial covenants requiring the Company to maintain a minimum Consolidated Adjusted EBITDA level, maintain a Consolidated Leverage Ratio, and maintain a Consolidated Adjusted Interest Coverage Ratio. The Company must maintain a minimum Consolidated Adjusted EBITDA of $20 million at the end of a fiscal quarter, based on the most recent four fiscal quarters, and is calculated as the amount equal to Consolidated Net Income for such period plus consolidated interest, income taxes, depreciation and amortization and other non-cash and other certain allowable adjustments as specifically defined in the credit agreement. The Consolidated Leverage Ratio is the ratio of consolidated indebtedness to Consolidated Adjusted EBITDA for the four most recent fiscal quarters, which initially requires a ratio of 3 to 1 and declines to 2.5 to 1 one year after the consummation of the merger with OMAX. The Consolidated Interest Coverage Ratio of Consolidated Adjusted EBITDA to consolidated interest charges during the most recent four fiscal quarters and must be no less than 3.5 to 1. A violation of the covenants, including the financial covenants, may result in event of default and accelerate the repayment of all unpaid principal and interest and the termination of any letters of credit.
Note 7—Commitments and Contingencies
     At any time, the Company may be involved in legal proceedings in addition to the OMAX, Crucible, and Collins and Aikman matters described below. The Company’s policy is to routinely assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after thoughtful analysis of each known issue and an analysis of historical experience in accordance with FASB Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”), and related pronouncements. The Company records reserves related to legal matters for which it is probable that a loss has been incurred and the range of such loss can be estimated. With respect to other matters, management has concluded that a loss is only reasonably possible or remote and, therefore, no liability is recorded. Management discloses the facts regarding material matters assessed as reasonably possible and potential exposure, if determinable. Costs incurred defending claims are expensed as incurred.
     OMAX Corporation (“OMAX”) filed suit against the Company on November 18, 2004. The case, OMAX Corporation v. Flow International Corporation, United States District Court, Western Division at Seattle, Case No. CV04-2334, was filed in federal court in Seattle, Washington. The suit alleges that the Company’s products infringe OMAX’s Patent Nos. 5,508,596 entitled “Motion Control with Precomputation” and 5,892,345 entitled “Motion Control for Quality in Jet Cutting”, (the “OMAX Patents”). The suit also seeks to have the Company’s Patent No. 6,766,216 entitled “Method and System for Automated Software Control of Waterjet Orientation Parameters” declared invalid, unenforceable and not infringed. The Company has brought claims against OMAX alleging certain of their products infringe its Patent Nos. 6,766,216 and 6,996,452, “the Flow Patents”. OMAX manufactures waterjet equipment that competes with the Company’s equipment. Both OMAX’s and the Company’s patents are directed at the software that controls operation of the waterjet equipment. The OMAX suit sought damages of over $100 million.
     In March 2009, the Company entered into a Settlement and Cross Licensing Agreement with OMAX in which the parties agreed to dismiss with prejudice the litigation pending between them, releasing all claims made up to the date of execution of the Agreement. The Company agreed to pay OMAX a non-refundable sum of $8 million and place $6 million into escrow upon execution of the Settlement and Cross Licensing Agreement to settle all claims between the parties. In the event that the merger with OMAX is not consummated by August 15, 2009, the Company is required to pay to OMAX an additional amount of $21 million, payable in the form of the release of $15 million from escrow ($9 million originally placed into escrow upon the signing of the Option Agreement and the Merger Agreement with OMAX as detailed in Note 14 — Mergers and Investments and $6 million placed into escrow in March 2009 as detailed above) and a promissory note in the principal amount of $6 million. The promissory note will bear interest at 2%

annually payable at maturity, and accumulated interest and principal is payable in August 2013. Failure by the Company to timely pay any portion of the total of the $6 million note shall constitute a breach resulting in termination of the license of the OMAX Patents. In the event the Company fails to pay any portion of the amounts recited above on the due date, all remaining amounts due shall become accelerated and become due, and subject to interest of 15% per annum, compounded annually, immediately on date of failure to pay. Pursuant to SFAS 5, the amount payable to OMAX was deemed probable and estimable prior to the filing of the third quarter 2009 Form 10-Q and a $29 million charge was therefore recorded in the quarterly financial results for the period ended January 31, 2009.
     Even though, neither party believes that it was infringing, the parties have entered into a Cross Licensing Agreement to prevent any future litigation between the parties. OMAX granted the Company a worldwide, irrevocable, non-assignable, non-exclusive paid-up license to practice each and every claim of the OMAX Patents subject to the payment terms above. Such license includes the right to make, have made, use or sell products that are covered by any claim of the OMAX Patents, and to authorize the use or resale by others of products made by or for the Company and/or its Affiliates that are covered by any claim of the OMAX Patents. The Company also granted to OMAX a worldwide, irrevocable, non-assignable, non-exclusive paid-up license to practice each and every claim of the Flow Patents.
     In litigation arising out of a June 2002 incident at a Crucible Metals’ (“Crucible”) facility, the Company’s excess insurance carrier notified the Company in December 2006 that it would contest its obligation to provide coverage for the property damage. The Company believes the carrier’s position is without merit, and following the commencement of a declaratory judgment action, the carrier agreed to provide the Company a defense. Following a recent mediation, the carrier agreed to settle the claims of Crucible. The carrier has chosen to continue to contest coverage for the settled claims relating to this incident which total approximately $7 million and the Company may spend substantial amounts to defend its position. The Company intends to vigorously contest the carrier’s claim; however, the ultimate outcome or likelihood of this specific claim cannot be determined at this time and an unfavorable outcome is reasonably possible.
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
     During the second quarter of fiscal year 2009, the Company was notified by the purchaser of our Avure Business (“Purchaser”), which was reported as discontinued operations for the year ended April 30, 2006, that the Swedish tax authority was conducting an audit which includes periods during the time that the Company owned the subsidiary. The Purchaser has indicated that it expects the Company to indemnify its losses, if any, that result from any penalties and fines assessed related to the tax audit for periods during which the Company owned Avure. This tax audit is currently underway and at this time, the Company is not able to quantify its exposure, if any.
     Part of the consideration from the Purchaser for Avure was in the form of a three-year note. The balance on this note, $330,000, came due in October 2008 and has not yet been paid. The Company reached an agreement with the Purchaser in January 2009 that the principal amount of the note of $216,000, will be paid. The accrued interest on the note of $114,000 has been written off as of January 31, 2009.
     Other Legal Proceedings — For matters other than OMAX, Crucible, Collins and Aikman, and Avure described above, the Company does not believe these proceedings will have a material adverse effect on its consolidated financial position, results of operations or cash flows.
Note 8—Stock-based Compensation
     The Company recognizes share-based compensation expense under the provisions of Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors, including employee stock options, based on fair value. The Company maintains a stock-based compensation plan (the “2005 Plan”) which was adopted in September 2005 to attract and retain the most talented employees and promote the growth and success of the business by aligning long-term interests of employees with those of shareholders. The 2005 Plan provides for the award of up to 2.5 million shares by the Company in the form of stock, stock units, stock options, stock appreciation rights, or cash awards.

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
     The following tables summarize the stock option activities for the nine months ended January 31, 2009:

				Weighted-
		Weighted-		Average
		Average	Aggregate	Remaining
	Number of	Exercise	Intrinsic	Contractual
	Options	Price	Value	Term (Years)
Outstanding at April 30, 2008	773,500	$10.53	$195,801	3.98
Granted during the period	236,210	9.77
Exercised during the period	—	—
Expired or forfeited during the period	(190,600)	7.50

Outstanding at January 31, 2009	819,110	$10.45	$—	5.27

Exercisable at January 31, 2009	462,900	$10.45	$—	2.46
Vested or expected to vest at January 31, 2009	462,900	10.45	—	2.46

	Nine Months ended January 31,
	2009	2008
Total intrinsic value of options exercised	$—	$1,262
Total fair value of options vested	$345	$—
Cash received from exercise of share options	$—	$1,198
Tax benefit realized from stock options exercised	$—	$—
     The Company uses the Black-Scholes option-pricing model to calculate the grant-date fair value of its stock options. Information pertaining to the Company’s assumptions to calculate the fair value of the stock options granted during the nine months ended January 31, 2009 and 2008 was as follows:

	Nine Months ended January 31,
	2009	2008
Options granted	236,210	200,000
Weighted average grant-date fair value of stock options granted	$5.67	$6.90
Assumptions:
Weighted average expected volatility	60%	62%
Risk-free interest rate	3.09%	4.98%
Weighted average expected term (in years)	6	6
Expected dividend yield	—	—
     The Company uses historical volatility in estimating expected volatility and historical employee exercise activity and option expiration data to estimate the expected term assumption for the Black-Scholes grant-date valuation. The risk-free interest rate assumption is based on U.S. Treasury constant maturity interest rate whose terms are consistent with the expected term of the Company’s stock options. The Company has not declared or paid any cash dividends on its common stock and does not anticipate that any dividends will be paid in the foreseeable future.
     For the nine months ended January 31, 2009 and 2008, the Company recognized compensation expense related to stock options of $478,000 and $85,000, net of a reversal of $101,000 in fiscal year 2008 related to prior year stock options whose performance criteria were not met. As of January 31, 2009, total unrecognized compensation cost related to nonvested stock options was $2.0 million, which is expected to be recognized over a weighted average period of 3.0 years.

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
     The following table summarizes the service-based stock award activities for employees for the nine months ended January 31, 2009:

		Weighted-
		Average
	Number of	Grant-date
	Shares	Fair Value
Nonvested at April 30, 2008	325,449	$8.06
Granted during the period	192,143	9.77
Forfeited during the period	(46,508)	9.49
Vested during the period	(22,791)	10.37

Nonvested at January 31, 2009	448,293	$8.53

     For the nine months ended January 31, 2009 and 2008, the Company recognized compensation expense related to service-based stock awards of $995,000 and $545,000, respectively. As of January 31, 2009, total unrecognized compensation cost related to such awards of $3.3 million is expected to be recognized over a weighted average period of 3.3 years.
Performance-Based Stock Awards
     In fiscal year 2007, the Company adopted a Long-Term Incentive Plan (the “LTIP”) under which the executive officers are to receive stock awards based on certain performance targets, which were to be measured over a three-year performance period. Awards to be granted will vary based on the degree to which the Company’s performance meets or exceeds these predetermined thresholds at the end of the performance period. No payout will occur unless the Company exceeds certain minimum threshold performance targets. Compensation expense is based upon current performance projections for the three-year period and the percentage of the requisite service that has been rendered. Compensation cost for the unvested portion of the LTIP awards is based on its grant-date fair value. The LTIP permits employees to elect to net-settle a portion of the award paid in stock to meet the employee’s share of minimum withholding requirements, which the Company accounts for as equity.
     The following table summarizes the LTIP’s activities for the nine month period ended January 31, 2009:

		Weighted-
		Average
	Number of	Grant-date
	Shares	Fair Value
Nonvested at April 30, 2008	74,500	$13.50
Granted during the period	—	—
Forfeited during the period	(24,000)	13.50
Vested during the period	—	—

Nonvested at January 31, 2009	50,500	$13.50

     For the nine months ended January 31, 2009 and 2008, the Company did not recognize any compensation expense related to LTIPs as the performance objectives have not been deemed probable.
Note 9—Basic and Diluted Income (Loss) per Share
     Basic income (loss) per share represents income available to common shareholders divided by the weighted average number of shares outstanding during the period. Diluted income (loss) per share represents income available to common shareholders divided by the weighted average number of shares outstanding, including the potentially dilutive impact of stock options and warrants, where appropriate. Potential common share equivalents of stock options and warrants are computed by the treasury stock method and are included in the denominator for computation of earnings per share if such equivalents are dilutive.

     The following table sets forth the computation of basic and diluted income (loss) from continuing operations per share for the three and nine months ended January 31, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2009	2008	2009	2008
Numerator:
Income (Loss) from continuing operations	$(20,677)	$6,234	$(18,748)	$8,601
Denominator:
Denominator for basic income per share—weighted average shares outstanding	37,639	37,471	37,609	37,366
Dilutive potential common shares from employee stock options	—	127	—	152
Dilutive potential common shares from warrants	—	—	—	—
Dilutive potential common shares from service and performance based stock awards	—	54	—	54

Denominator for diluted income—weighted average shares outstanding and assumed conversions	37,639	37,652	37,609	37,572

Basic and diluted income (loss) from continuing operations per share	$(0.55)	$0.17	$(0.50)	$0.23
     There were 1,267,403 and 1,321,740 potentially dilutive common shares from employee stock options and stock units which have been excluded from the diluted weighted average share denominator for the three and nine months ended January 31, 2009, respectively, as their effect would be antidilutive. There were 741,060 and 648,360 potentially dilutive common shares from employee stock options which have been excluded from the diluted weighted average share denominator for the three and nine months ended January 31, 2008, respectively, as their effect would have been antidilutive for those periods.
Note 10—Other Income (Expense), Net
     The Company’s subsidiaries have adopted the local currency of the country in which they operate as the functional currency. All assets and liabilities of these foreign subsidiaries are translated at period-end rates. Income and expense accounts of the foreign subsidiaries are translated at the average rates in effect during the period. Assets and liabilities (including inter-company accounts that are transactional in nature) of the Company which are denominated in currencies other than the functional currency of the entity are translated based on current exchange rates and gains or losses are included in the Condensed Consolidated Statements of Operations.
     The following table shows the detail of Other Income (Expense), net, in the accompanying Condensed Consolidated Statements of Operations:

	Three Months		Nine Months
	Ended January 31,		Ended January 31,
	2009	2008	2009	2008
Realized Foreign Exchange Gains (Losses), net	$206	$369	$674	$(111)
Unrealized Foreign Exchange Gains (Losses), net	(581)	(818)	(1,524)	85
Premium on Repurchase of Warrants	—	—	—	(629)
Other	767	27	794	(101)

	$392	$(422)	$(56)	$(756)

     In the second quarter of fiscal year 2008, the Company repurchased 403,300 warrants from certain funds managed or advised by Third Point LLC for an aggregate purchase price of $3 million. The cash paid in excess of the fair market value of those warrants on the repurchase date of $629,000 was recorded as an Other Expense in fiscal year 2008.
     During the three months ended January 31, 2009, the Company recorded royalty income of $418,000, net of settlement costs of $500,000, from the license of certain patents and $318,000 from a stockholder in settlement of a claim under Section 16(b) of the Exchange Act which is included in the Other category above.
Note 11—Income Taxes
     The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), effective May 1, 2007 and has analyzed its filing positions in all of the federal, state, and international jurisdictions where it, or its wholly-owned subsidiaries, are required to file income tax returns for all open tax years in these jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non- U.S. income tax examinations by tax authorities for years prior to fiscal 2002. There are no significant uncertain tax positions in tax years prior to fiscal year 2002.

     The adoption of FIN 48 resulted in a $543,000 increase in the Company’s liability for unrecognized tax benefits, which was accounted for as a reduction to the May 1, 2007 retained earnings balance. As of January 31, 2009, the balance of unrecognized tax benefits was $8.7 million, which, if recognized, would reduce the Company’s effective tax rate. The $0.5 million decrease in unrecognized tax benefits during the current fiscal year is attributable to currency fluctuations. There have been no significant adjustments proposed relative to the Company’s tax positions as of January 31, 2009 since the adoption of FIN 48 in May 1, 2007. In accordance with FIN 48, the Company has recognized immaterial interest charges related to unrecognized tax benefits as a component of interest expense. The Company does not expect that unrecognized tax benefits will significantly change within the next twelve months other than for currency fluctuations.
     The Company continues to provide a full valuation allowance against its net operating losses and other net deferred tax assets, arising in certain tax jurisdictions, mainly in Canada, because the realization of such assets is not more likely than not. For the three and nine months ended January 31, 2009, the valuation allowance increased by $0.9 million, and $2.1 million, respectively. The change is mainly attributable to an increase in net operating losses in Canada for the current quarter. Most of the foreign net operating losses can be carried forward indefinitely, with certain amounts expiring between fiscal years 2014 and 2017. For the three and nine months ended January 31, 2008, the Company’s valuation allowance decreased by $3.1 million and $4.1 million, respectively.
     The Company’s effective tax rates for the three and nine months ended January 31 2009, were 35% and 25%, respectively, compared to 26% and 17% for the prior year comparative periods. For the three and nine months ended January 31, 2009, the Company recorded an income tax benefit of $11.1 million and $6.3 million, respectively, compared to income tax expense of $2.2 million and $1.8 million in the comparative prior periods. The benefit recorded in the current periods is primarily attributable to the provision for patent litigation of $29 million recorded in the three months ended January 31, 2009.
     With the exception of certain of its subsidiaries, it is the general practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of January 31, 2009 the Company has not made a provision for U.S. or additional foreign withholding taxes of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries with the exception of its subsidiaries in Taiwan, Japan, and Switzerland for which it provides deferred taxes. During the nine months ended January 31, 2009, the Company repatriated a total of $1.6 million, net of tax of $329,000, from two foreign subsidiaries and the Company plans to continue repatriating additional funds from these foreign subsidiaries in the future. The Company repatriated $9.8 million, net of tax of $885,000, from three of its foreign subsidiaries in the comparative prior period.
Note 12—Discontinued Operations
     In April 2008, the Company decided to sell its CIS Technical Solutions division (“CIS” division), which would have been reported as part of its Advanced segment. The Company ceased its efforts to sell the CIS division during the current fiscal quarter and closed its operations effective January 13, 2009. The Company recognized $670,000 in total closure costs for the division during the quarter, which is comprised of $520,000 in employee termination benefits and $204,000 of facility closure costs, net of $54,000 proceeds from the sale of divisional assets. All severance costs for the CIS division have been recorded as of January 31, 2009 with majority of the recorded amounts paid out as of January 31, 2009.
     The Company has classified the financial results of its CIS division as discontinued operations in the Condensed Consolidated Statements of Operations for all periods presented. The Condensed Consolidated Balance Sheets as of January 31, 2009 and April 30, 2008 and the Condensed Consolidated Statements of Cash Flows for the periods ended January 31, 2009 and 2008 do not reflect discontinued operations treatment for the CIS division as the related amounts are not material.
     Summarized financial information for this discontinued operation for the three and nine months ended January 31, 2009 and 2008 is set forth below:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2009	2008	2009	2008
Sales	$190	$902	$1,602	$3,317
Income (loss) before provision for income taxes	(732)	83	(597)	628
(Provision) benefit for income taxes	46	(28)	—	(210)

Income (loss) from operations of discontinued operations	$(686)	$55	$(597)	$418

Note 13—Segment Information
     Effective May 1, 2008, the Company modified its internal reporting process and the manner in which the business is managed and in turn, reassessed its segment reporting. As a result of this process, the Company is now reporting its operating results to the chief operating decision maker based on market segments which has resulted in a change to the operating and reportable segments. Previously, we managed our business based on geography. The change in operating and reportable segments from a geographic basis to market segments is consistent with management’s long-term growth strategy. The new reportable segments are Standard and Advanced. The Standard segment includes sales and expenses related to the Company’s cutting and cleaning systems using ultrahigh-pressure water pumps, as well as parts and services to sustain these installed systems. Systems included in this segment do not require significant custom configuration. The Advanced segment includes sales and expenses related to the Company’s complex aerospace and automation systems which require specific custom configuration and advanced features to match unique customer applications as well as parts and services to sustain these installed systems.
     Accordingly, prior year segment data has been recast to reflect the new segment structure. The chief operating decision maker evaluates the performance of the Company’s segments based on sales, gross margin and operating income (loss).
     A summary of operations by reportable segment is as follows:

				Inter-
				segment
	Standard	Advanced	All Other*	Eliminations	Total
Three Months Ended January 31, 2009
External sales	$41,269	$7,442	$—	$—	$48,711

Inter-segment sales	782	—	—	(782)

Gross margin	17,176	2,189	—	(219)	19,146

Operating income (loss)	2,660	628	(34,896)	(219)	(31,827)

Three Months Ended January 31, 2008
External sales	$57,675	$7,694	$—	$—	$65,369

Inter-segment sales	997	—	—	(997)

Gross margin	28,052	1,242	—	(1,412)	27,882

Operating income (loss)	14,574	(1,558)	(2,751)	(1,412)	8,853

Nine Months Ended January 31, 2009
External sales	$149,898	$16,455	$—	$—	$166,353

Inter-segment sales	1,997	—	—	(1,997)

Gross margin	67,669	3,983	—	(735)	70,917

Operating income (loss)	22,327	(3,417)	(42,807)	(735)	(24,632)

Nine Months Ended January 31, 2008
External sales	$158,907	$22,079	$—	$—	$180,986

Inter-segment sales	2,734	—	—	(2,734)

Gross margin	74,822	2,416	—	(2,010)	75,228

Operating income (loss)	32,833	(5,874)	(14,119)	(2,010)	10,830

*	Includes corporate overhead expenses as well as general and administrative expenses of inactive subsidiaries that do not constitute segments.
     A summary reconciliation of total segment operating income to total consolidated income from continuing operations before provision for income taxes is as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2009	2008	2009	2008
Operating income (loss) for reportable segments	$(31,827)	$8,853	$(24,632)	$10,830
Interest income (expense), net	(348)	37	(337)	301
Other income (expense), net	392	(422)	(56)	(756)

Income (loss) before provision for income taxes	$(31,783)	$8,468	$(25,025)	$10,375

Note 14—Mergers and Investments
Pending Merger with OMAX
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
     On November 10, 2008, the Company amended the terms of its Merger Agreement with OMAX. The amended Definitive Agreement provides that the following payments will be made by the Company to OMAX:
•	At closing, $62 million plus the funds held in escrow — $9 million paid by the Company upon signing the Option Agreement and the Definitive Agreement — to be paid in cash, minus amounts to be paid by the Company at closing in satisfaction of certain litigation fees of OMAX, and less amounts to be placed into escrow as a retention pool for key OMAX employees that will provide such employees the equivalent of three months’ salary, to be allocated upon the six month anniversary of closing;

•	At the closing of the Merger, $8.45 million in the form of a non-negotiable promissory note shall be withheld from the merger consideration and placed into escrow for a period of 18 months following closing to secure claims by the Company for indemnification and for adjustments based on net working capital;

•	A total number of shares equal in value to $4 million will be issued by Flow at closing based upon the closing share price for Flow common stock for the ten trading days ending two business days before the closing;

•	The contingent consideration in the merger consists of the right to receive up to $52 million, paid pro rata to the former OMAX shareholders on the third anniversary of the closing of the merger, contingent upon the average daily closing share price for Flow common stock for the six (6) months ending thirty-six (36) months after the closing of the merger, which we refer to as the average share price. If the average share price is:
a.	less than or equal to $6.99, no additional payment or distribution shall be made;

b.	equal to or greater than $7.00, an additional $5 million shall be paid to the former OMAX shareholders; or

c.	between $7.01 and $14.00, additional shares of Flow common stock shall be derived on a straight line interpolation basis between $5 million and $52 million and distributed to the former OMAX shareholders accordingly.

     The Company may, at its option, distribute Flow common stock in lieu of cash as contingent consideration, in which case the number of shares distributed will be based on the average share price described above, or, if an interim election is made as described below, on the basis of the interim average share price.
     On March 12, 2009, the Company amended the terms of its Merger Agreement with OMAX. The amended Merger Agreement provides for the following:
•	Extension of the closing of the merger from March 31, 2009 to August 15, 2009 — with closing at the option of the Company;

•	Payment of an additional $2 million to OMAX upon the signing of the amended Merger Agreement, which was paid by the Company in March 2009;

•	At closing, payment of $56.55 million, of which $15 million will be paid through the release of the amounts held in escrow ($9 million placed into escrow upon signing of the Option Agreement and the Merger Agreement with OMAX as detailed above and $6 million placed into escrow upon signing of the Settlement and Cross Licensing Agreement as detailed in Note 7 – Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements). The Company may, at its discretion, distribute between $0 and $14 million of this consideration in the form of Flow common stock in lieu of cash;

•	At closing, the Company will place an $8.45 million promissory note into escrow to secure claims by the Company for indemnification and for adjustments based on net working capital, to be paid at the Company’s option in cash or shares of Flow stock 18 months after the closing date, net of any claims;

•	The right to the contingent consideration of $52 million as outlined above.
     In the event the merger is not consummated by August 15, 2009, the Company is required to pay an additional $4 million in the form of a promissory note under the amended Merger Agreement. The promissory note will bear interest at 2% annually and accumulated interest and principal is payable in August 2013.
     As of January 31, 2009, the Company had accumulated approximately $12.4 million in deferred costs incurred in contemplation of the Proposed Transaction which includes the $9 million paid into escrow upon the signing of the Option Agreement and the Definitive Agreement above. The deferred acquisition costs will be included in the purchase price allocation in the event that the merger is consummated prior to April 30, 2009. The deferred costs as of January 31, 2009, included $3.4 million of direct transaction costs that have been capitalized as part of the cost of the acquisition under SFAS 141R. Under SFAS 141R, the Company has the option to expense these costs in the fourth quarter of its fiscal year 2009 should it be deemed probable that the transaction with OMAX will not close prior to the adoption of SFAS 141R on May 1, 2009.
     There can be no assurances that all closing conditions will be satisfied and that the OMAX merger will be consummated.
Dardi Investment:
     On January 5, 2009, the Company entered into an equity purchase agreement in which it acquired a minority interest in Dardi Investment International (“Dardi”), a waterjet manufacturer based in China, for $2 million cash. Additionally, the Company incurred $1.7 million in direct costs attributed to the acquisition. As of January 31, 2009, the Company accounted for the investment in Dardi using the cost method which amounted to $3.7 million. This investment has been classified as an Other Long-Term Asset on the Consolidated Balance Sheet.
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
     The following table sets forth information regarding the Company’s financial liabilities by the above SFAS 157 categories as of January 31, 2009:

		Fair Value Measure at January 31, 2009
			Significant
	Total Carrying	Quoted Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	January 31,	Market	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivatives	$99	$—	$99	$—
Liabilities:
Derivatives	$69	$—	$69	$—
     The Company uses derivatives from time to time to mitigate the effect of foreign currency fluctuations. The Company records qualifying derivatives in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and related amendments. Fair value measurements for the Company’s derivatives, which at January 31, 2009, consisted primarily of foreign currency forward contracts for which hedge accounting has not been applied, are classified under Level 2 because such measurements are determined using published market prices or estimated based on observable inputs such as future exchange rates.
Derivative Instruments:
     The Company selectively utilizes forward exchange rate contracts to hedge its exposure to adverse exchange rate fluctuations on foreign currency denominated accounts receivable and accounts payable (both trade and inter-company). These forward contracts have not been designated as hedges under SFAS 133. At the end of each month, the Company marks the outstanding forward contracts to market and records an unrealized foreign exchange gain or loss for the mark-to-market valuation. As of January 31, 2009, the Company had open forward contracts with a notional amount of $1.1 million which were executed to hedge exposures related to adverse exchange rate fluctuations. The effect of derivative instruments on the Condensed Consolidated Statement of Operations for the three and nine months ended January 31, 2009 was as follows:

The Effect of Derivative Instruments on the Statement of Operations
for the Periods Ended January 31, 2009, and 2008
		Three Months		Nine Months
		Ended January 31,		Ended January 31,
	Location of Gain or
Derivatives not designated as hedging	(Loss) Recognized in
instruments under Statement 133	Income on Derivative	2009	2008	2009	2008
Forward exchange forward contracts	Other Income (Expense)	$30	$—	$1,249	$—
     There were no forward exchange contracts or other hedging instruments used to hedge the Company’s exposure to adverse exchange rate fluctuations in the comparative prior periods. The fair value of derivative instruments at January 31, 2009 and April 30, 2008 consisted of the following:

Fair Value of Derivative Instruments
	Asset Derivatives				Liability Derivatives
	January 31, 2009		April 30, 2008		January 31, 2009		April 30, 2008
Balance
	Balance Sheet	Fair	Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value
Derivatives not designated as hedging instruments under SFAS 133
Forward exchange rate contracts	Other Assets	$99	Other Assets	$—	Other Liabilities	$69	Other Liabilities	$113

Note 16—Goodwill
     Based on a combination of factors, including the current economic environment which has resulted in a significant decline in the results of the Company’s operations and the sustained period of decline in market capitalization, the Company concluded that there were sufficient indicators to perform an interim impairment test. The Company follows a two step process for impairment testing of goodwill. The first step of this test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. The second step, if necessary, measures the amount of the impairment, by calculating an implied fair value of goodwill. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles.
     The goodwill impairment analysis under the requirements of SFAS 142 is performed at the reporting unit level. A reporting unit is defined as the same as or one level below an operating segment as defined in SFAS No. 131 “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”). The Company’s reporting units for the purposes of the goodwill impairment analysis are Standard and Advanced. The first step of the Company’s interim impairment analysis utilized the market approach to estimate the fair value of its reporting units.
     Based on the analysis conducted the Company concluded that there is an impairment in the carrying value of its goodwill for both reporting units and recorded a non-cash impairment charge of $2.8 million during the three months ended January 31, 2009.
Note 17—Restatement of Prior Period Financial Statements
     As previously disclosed in the Company’s Annual report on Form 10-K for the fiscal year ended April 30, 2008, and subsequent to the issuance of its Condensed Consolidated Financial Statements for the three and nine months ended January 31, 2008, management identified errors in fiscal year 2008 which related primarily to fiscal year 2006. Management determined that these errors, when aggregated with other uncorrected errors which management had previously determined to be immaterial in fiscal years 2006 and 2007, were material to the fiscal years 2006 and 2007 Consolidated Financial Statements. As a result, management determined that the 2006 and 2007 Consolidated Financial Statements should be restated.
     Certain of the restatement adjustments affected interim quarterly financial information presented in the Company’s previously issued Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2008. As a result, the Condensed Consolidated Financial Statements for the three and nine months ended January 31, 2008, presented herein, have been restated from amounts previously reported as described below. The effect of the correction of these errors, which were primarily related to the accrual of foreign income tax expense of $280,000 as well as other sales and operating expenses, resulted in an aggregate increase of $392,000 and $450,000 to net income or $0.01 per basic and dilutive income per share for the three and nine months ended January 31, 2008, respectively.

     The following items in the Condensed Consolidated Statement of Operations and the Condensed Consolidated Statement of Cash Flows for the three and nine months ended January 31, 2008 have been restated as follows:

	Three Months Ended January 31, 2008
			As Restated
			and
			Reclassified
			for
	As Previously		Discontinued
	Reported	Restated	Operations *
Condensed Consolidated Statement of Operations:
Cost of Sales	$38,293	$38,181	$37,487
Gross Margin	27,978	28,090	27,882
Operating Income	8,825	8,937	8,853
Income before Tax	8,439	8,551	8,468
(Provision) for Income Taxes	(2,542)	(2,262)	(2,234)
Income from Continuing Operations	5,897	6,289	6,234
Net Income	5,897	6,289	6,289

	Nine Months Ended January 31, 2008
			As Restated
			and
			Reclassified
			for
	As Previously		Discontinued
	Reported	Restated	Operations *
Condensed Consolidated Statement of Operations:
Sales	$184,111	$184,303	$180,986
Cost of Sales	108,098	108,060	105,758
Gross Margin	76,013	76,243	75,228
General & Administrative Expenses	26,112	26,188	25,991
Total Operating Expenses	64,709	64,785	64,398
Operating Income	11,304	11,458	10,830
Other Expense	(690)	(756)	(756)
Income Before Provision for Income Taxes	10,915	11,003	10,375
(Provision) for Income Taxes	(2,346)	(1,984)	(1,774)
Income from Continuing Operations	8,569	9,019	8,601
Net Income	8,569	9,019	9,019

	Nine Months Ended January 31, 2008
	As Previously
	Reported	Restated
Condensed Consolidated Statement of Cash Flows:
Net Income	$8,569	$9,019
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Bad Debt Expense	* *	1,652
Warranty Expense	* *	2,566
Other	1,144	345
Changes in Operating Assets and Liabilities:
Receivables	(7,160)	(8,976)
Other Operating Assets **	500	682
Deferred Revenue	2,401	2,342
Customer Deposits	(647)	(581)
Other Operating Liabilities	(2,402)	(4,786)
Cash Provided by(Used In) Operating Activities	(62)	(204)
Decrease in Cash and Cash Equivalents	(17,749)	(17,891)
Cash and Cash Equivalents at Beginning of Period	38,146	38,288

*	The Company’s Condensed Consolidated Statement of Operations for the three and nine months ended January 31, 2008 has been reclassified to reflect the results of operations of its CIS Technical Solutions division as discontinued operations.

**	Prior year amounts have been conformed to current year presentation in the Condensed Consolidated Financial Statements.
Note 18—Subsequent Events

     Refer to the discussion included in Note 7 – Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements in regard to a Settlement and Cross Licensing Agreement with OMAX and to the discussion included in Note 14 – Mergers and Investments; Pending Merger with OMAX in regard to the amended the terms of its Agreement with OMAX, both of which were signed in March 2009.
     In March 2009, the Company committed to a plan to relocate certain of its manufacturing activities from Taiwan to the United States. The Company estimates that the costs associated with this plan will range from $0.7 million to $1.1 million in the fourth quarter of fiscal 2009, including from $0.5 million to $0.7 million for severance and termination benefits and $0.2 million to $0.4 million for inventory impairment charges.
     The Company entered into an amendment to its Line of Credit in March 2009, which provides for, among other items, the exclusion of the $29 million charge related to the patent litigation with OMAX from the Consolidated Adjusted EBITDA. Refer to the Note 6 – Long-Term Obligations and Notes Payable for further detail on this amendment.

FLOW INTERNATIONAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
We have restated our previously issued Condensed Consolidated Financial Statements for the three and nine months ended January 31, 2008 as described in Note 17 to the accompanying Condensed Consolidated Financial Statements included in Item 1. All affected amounts related to the three and nine ended January 31, 2008 described herein have been restated accordingly.
Forward-looking Statements
This management’s discussion and analysis should be read in conjunction with our financial statements and its related notes. The terms “may,” “expect,” “believe,” “anticipate,” “estimate,” “plan” and similar expressions are intended to identify forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate. Actual results could differ materially from those projected in these forward-looking statements for a variety of reasons. Examples of forward-looking statements include, but are not limited to, the following:
•	statements regarding the successful execution of our strategic initiatives;

•	statements regarding our future business plans and growth strategy;

•	statements regarding the realization of backlog in the Advanced segment;

•	statements regarding the use of cash, cash needs and ability to raise capital and/or use our credit facility;

•	statements regarding our technological leadership position;

•	statements regarding our intent to continue to make improvements to our system of internal controls;

•	statements regarding anticipated results of potential or actual litigation;

•	statements regarding our expectation that our unrecognized tax benefits will not change significantly within the next twelve months.
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
Our MD&A includes the following major sections:
•	Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Off Balance Sheet Arrangements

•	Contractual Obligations

•	Critical Accounting Policies and Estimates

•	Recently Issued Accounting Pronouncements

Overview
We are a technology-based global company whose objective is to deliver profitable dynamic growth by providing technologically advanced waterjet cutting and cleaning systems to our customers. To achieve this objective, we offer versatile waterjet cutting and industrial cleaning systems and we strive to:
•	expand market share in our current markets both organically and through acquisitions;

•	continue to identify and penetrate new markets;

•	capitalize on the our customer relationships and business competencies;

•	develop and market innovative products and applications; and

•	continue to improve operating margins by focusing on operational improvements.
Over the past year, we have taken important steps in the implementation of our strategy. One of the initiatives in our overall strategy is the continued expansion of the market share in our current markets. In addition to the continued growth of the business in our Latin America and Asia Markets, we opened a distribution office in the Czech Republic, which are all markets with rapidly expanding presences.
During the third quarter of fiscal 2009, we, like many companies in the U.S., continued to experience the impact of the current economic recession across most of our major served markets. We have implemented, or are in the process of initiating, a number of measures in response to the downturn in the near term demand for our products.
First, since the beginning of fiscal 2009, we have reduced our global salaried staffing levels by more than 111 positions, or 15%. We incurred charges of approximately $0.5 million during the quarter in conjunction with this staff reduction. These charges are not part of a formally adopted restructuring plan and have been recorded in “Restructuring and Other Charges” in our Condensed Consolidated Statement of Operations.
Secondly, as part of our ongoing efforts to streamline our manufacturing infrastructure, we affected a plan to establish a single facility for designing and building the advanced waterjet systems at our Jeffersonville, Indiana facility and closed our manufacturing facility in Burlington, Ontario, Canada in fiscal 2009. The relocation of the production for this consolidation occurred in the first and second quarters of the current fiscal year. We recorded charges of $1.5 million associated with this facility closure in first quarter of fiscal 2009 and $295,000 in the second quarter of fiscal 2009. We estimate that the remaining costs to be recorded in relation to this facility closure will range from $10,000 to $20,000 during the remainder of fiscal year 2009. In the second quarter of fiscal 2009, as part of our continuous review of strategic alternatives globally, we further resolved to close our office and operations in Korea and sell our products through a distributor network. The charges associated with this action during the second quarter of fiscal 2009 were $151,000. We incurred additional charges of $60,000 related to lease termination costs and legal expenses during the third quarter of fiscal 2009 and expect to incur $60,000 to $90,000 to complete this closure.
Lastly, we continue our strong focus on working capital management and cash flow generation. In addition, we are also limiting our investments to strategic capital expenditures. These efforts will result in additional resources to provide flexibility in the event of a prolonged economic downturn. These new initiatives, in addition to the continued implementation of our long-term strategy, are expected to enable us to mitigate the adverse effects resulting from continuing recessionary economic conditions.
Our ability to fully implement our strategies and achieve our objective may be influenced by a variety of factors, many of which are beyond our control. These risks and uncertainties pertaining to our business are set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended April 30, 2008. The risk factor disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 11, 2008, have been updated in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Results of Operations
(Tabular amounts in thousands)
Summary Consolidated Results for the Three and Nine Months ended January 31, 2009 and 2008

	Three Months Ended January 31,			Nine Months Ended January 31,
	2009	2008	%	2009	2008	%
Sales	$48,711	$65,369	(25)%	$166,353	$180,986	(8)%
Operating Income (Loss)	(31,827)	8,853	NM	(24,632)	10,830	NM

	Three Months Ended January 31,			Nine Months Ended January 31,
	2009	2008	%	2009	2008	%
Sales
Systems	$33,739	$48,209	(30)%	$115,997	$130,641	(11)%
Consumable parts	14,972	17,160	(13)%	50,356	50,345	0%
Total Sales	48,711	65,369	(25)%	166,353	180,986	(8)%
Sales for the three months ended January 31, 2009, declined to $48.7 million or 25% compared to $65.4 million in the prior year comparative period. The decrease was the result of a decrease in organic sales of $15.4 million or 24%, and unfavorable exchange rates of $1.3 million. The decline in organic sales occurred as customers reduced or delayed capital spending and expansion plans as a result of the prevailing economic conditions. We have experienced significant sales volume declines in our North America and Europe markets which appear to be hardest hit thus far by the current recession, with a combined decline in sales of 32% and 11%, respectively, over the prior year comparative periods. Sales for the nine months ended January 31, 2009, declined 8% over the prior year comparative period primarily as a result of the significant decrease in third quarter sales noted above which offset the 2% year over year growth experienced in the first half of the current fiscal year.
Total system sales declined $14.5 million or 30% and $14.6 million or 11% for the three and nine months ended January 31, 2009 over the prior year comparative periods, while consumable parts sales declined $2.2 million or 13% for the three months ended January 31, 2009 over the prior year comparative periods, as a result of the prevailing recessionary economic conditions. Consumable parts sales for the nine months ended January 31, 2009, were consistent with the prior year comparative period due to strong aftermarket sales activity in the first half of the year.
We recorded an operating loss of $31.8 million and $24.6 million for the three and nine months ended January 31, 2009 compared to operating income of $8.9 million and $10.8 million in the comparative prior periods. The three-month operating loss included a provision for the open litigation with OMAX of $29 million discussed further in Note 7: Commitments and Contingencies, of the Condensed Consolidated Financial Statements, a goodwill impairment charge of $2.8 million, and severance expenses of $0.5 million related to actions taken to reduce our global staffing levels. Our operating loss for the nine months ending January 31, 2009 was also negatively impacted by restructuring charges of $2.0 million associated with actions taken to shut down our manufacturing facility in Burlington, Ontario and wind-down our operations in Korea. The decrease in operating income for the nine-month period was partially offset by lower corporate general and administrative expenses, primarily lower performance awards expense.
Segment Results of Operations
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

Accordingly, prior year segment data has been recast to reflect the new segment structure. The chief operating decision maker evaluates the performance of our segments based on sales, gross margin and operating income (loss). For further discussion on our reportable segments, refer to Note 13 — Segment Information of the Condensed Consolidated Financial Statements.
Standard Segment

	Three Months Ended January 31,			Nine Months Ended January 31,
	2009	2008	%	2009	2008	%
Sales	$41,269	$57,675	(28)%	$149,898	$158,907	(6)%
% of total company sales	85%	88%	NM	90%	88%	NM
Gross Margin	17,176	28,052	(39)%	67,669	74,822	(10)%
Gross Margin as % of sales	42%	49%	NM	45%	47%	NM
Operating Expenses:
Sales and Marketing	9,313	9,399	(1)%	29,871	28,776	4%
Research and Engineering	2,043	1,549	32%	5,814	4,847	20%

General and Administrative	2,700	2,530	7%	9,048	8,366	8%
Restructuring Charges and Other	460	—	NM	609	—	NM
Total Operating Expenses	14,516	13,478	8%	45,342	41,989	8%
Operating Income	2,660	14,574	(82)%	22,327	32,833	(32)%

NM = Not Meaningful
For the three and nine months ended January 31, 2009:
Sales in our standard segment decreased $16.4 million or 28% and $9.0 million or 6% over the prior year comparative periods. The quarter-to-date and year-to-date decline is primarily due to the following:
•	Significant sales volume declines in North America and Europe which are the markets affected the most from the current recession. These two regions had a combined decline in sales of 32% and 11% for the three and nine months ended January 31, 2009, respectively, over the prior year comparative period. This decline was offset by a 15% increase in combined sales in South America and Asia Pacific regions for the nine months ended January 31, 2009, due to continued strong demand for our standard shapecutting systems in those markets.

•	Total systems revenue in our standard segment declined by 35% and 9% for the three and nine months ended January 31, 2009, respectively.

•	Consumable parts sales decreased by 13% during the three months ended January 31, 2009 as our customers experienced lower utilization in installed systems as a result of the prevailing weak economic conditions. Consumable parts sales were flat for the nine months ended January 31, 2009, due to greater aftermarket sales activity in the first half of the year.

•	Excluding the impact of foreign currency changes, sales in the Standard segment declined $15.4 million or 27% and $11.8 million or 7% for the three and nine months ended January 31, 2009, compared to the prior year comparative period.
Gross margin for the three and nine months ended January 31, 2009, respectively, amounted to $17.2 million or 42%, and $67.7 million or 45% of sales compared to $28.1 million or 49%, and $74.8 million or 47% of sales in the prior year comparative periods. Generally, comparison of gross margin rates will vary period over period based on changes in our product sales mix and prices, and levels of production volume. The margin decline for the three and nine-month periods was primarily attributable to a greater mix of lower margin systems versus the prior year comparative period.

Operating expense changes consisted of the following:
•	A decrease in sales and marketing expenses of $86,000 and an increase of $1.1 million or 4% for the three and nine months ended January 31, 2009, respectively. The decrease was as a result of lower commission expense based on lower sales volume offset by the year-to-date increase related to $0.9 million of expenses associated with the bi-annual International Manufacturing Technology Show (IMTS) in September 2008.

•	An increase in research and engineering expenses of $494,000 or 32% and $967,000 or 20% for the three and nine months ended January 31, 2009, respectively. The increase for both the current quarter and year to date is mainly attributable to increased investment in research and development activity for new product development as well as lower reimbursements for product development costs in the current period;

•	An increase in general and administrative expenses of $170,000 or 7% and $682,000 or 8% for the three and nine months ended January 31, 2009, respectively, based on investment in personnel to support the operations of this segment;

Advanced Segment

	Three Months Ended January 31,			Nine Months Ended January 31,
	2009	2008	%	2009	2008	%
Sales	$7,442	$7,694	(3)%	$16,455	$22,079	(26)%
% of total company sales	15%	12%	NM	10%	12%	NM
Gross Margin	2,189	1,242	76%	3,983	2,416	65%
Gross Margin as % of sales	29%	16%	NM	24%	11%	NM
Operating Expenses:
Sales and Marketing	683	1,121	(39)%	2,124	3,043	(30)%
Research and Engineering	238	614	(61)%	995	1,741	(43)%
General and Administrative	586	1,065	(45)%	2,495	3,506	(29)%
Restructuring Charges and Other	54	—	NM	1,785	—	NM
Total Operating Expenses	1,561	2,800	(44)%	7,399	8,290	(11)%
Operating Income	628	(1,558)	NM	(3,417)	(5,874)	42%

NM = Not Meaningful
Sales in the Advanced segment will vary period over period for various reasons, such as the timing of contract awards, timing of project design and manufacturing schedule, and the timing of shipments to customers.
For the three and nine months ended January 31, 2009, sales in our Advanced segment decreased by $252,000 or 3% and $5.6 million or 26%, respectively. This decrease is primarily due to the timing of revenue recognition for some of our aerospace contracts which were in the project design phase during the first half of the year. We anticipate continued increase in sales in the Advanced segment in future periods based on our current backlog of $35 million as of January 31, 2009. Backlog includes firm orders for which written authorizations have been accepted and revenue has not yet been recognized.
Gross margin for the three and nine months ended January 31, 2009, amounted to $2.2 million or 29%, and $4.0 million or 24% of sales compared to $1.2 million or 16%, and $2.4 million or 11% of sales in the prior year comparative periods. The improvement in gross margin as a percentage of sales when compared to the prior year comparative periods is attributable to improved contract pricing and labor efficiencies from consolidating the manufacturing for all our advanced systems in our Jeffersonville, Indiana facility.
Operating expenses in the Advanced segment declined by $1.2 million or 44% and $891,000 or 11% for the three and nine months ended January 31, 2009, respectively, as compared to the prior year comparative periods primarily as a result of the reduction in staff in this segment following the closure of our manufacturing facility in Burlington, Ontario. The year over year reduction in operating expenses was offset by $1.8 million expense related to the shutdown of the Burlington facility.
All Other
Our All Other category includes general corporate overhead expenses that do not support either the Standard or Advanced segments, as well as general and administrative expenses related to inactive entities that do not constitute operating segments.

	Three Months Ended January 31,			Nine Months Ended January 31,
	2009	2008	%	2009	2008	%
General and Administrative	$3,132	$2,751	14%	$11,043	$14,119	(22)%
Provision for Litigation	29,000	—	NM	29,000	—	NM
Goodwill Impairment	2,764	—	NM	2,764	—	NM
General and administrative expenses in our All Other category increased by $380,000 or 14%, and decreased by $3.1 million or 22% for the three and nine months ended January 31, 2009, as compared to the prior year comparative periods. The increase in the quarter was attributable to a credit of $475,000 in the prior year for an insurance recovery related to a theft in our Korean sales and service operation. The full year decrease was attributable to lower performance award expenses. The prior year comparative year-to-date period also included $2.9 million related to compensation expenses to amend our former CEO’s contract.

We recorded a $29 million provision related to the patent litigation with OMAX during the current fiscal quarter pursuant to a Settlement and Cross Licensing Agreement which is discussed in Note 7 – Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements. Further, our three and nine month results as of January 31, 2009 also include a non- cash goodwill impairment charge of $2.8 million, which represented the carrying value of all of our goodwill. This charge was recognized due to a combination of factors, including the current economic environment which has resulted in a significant decline in the results of our operations and the sustained period of decline in our market capitalization.
Other (Income) Expense
Interest Income (Expense), net
Our interest expense, net was $348,000 and $337,000 for the three and nine months ended January 31, 2009, compared to interest income, net of $37,000 and $301,000 for the comparative prior periods. These changes are driven by a decrease of $189,000 and $329,000 in interest income for the three and nine month periods primarily due to lower average cash balances and interest rates in investment accounts during the current periods and an increase in interest expense of $196,000 and $309,000 for the three and nine month periods due to higher interest on used and unused portions of our credit facility. Further, we wrote off $114,000 of accrued interest due from the Purchaser of Avure following an agreement in principal with the Purchaser in January 2009 that only the principal amount on the note outstanding from the sale of the Avure Business would be paid. Refer to further detail in Note 7 – Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements.
Other Income (Expense), Net
Our other Income (Expense), net in the Condensed Consolidated Statement of Operations is comprised of the following:

	Three Months		Nine Months
	Ended January 31,		Ended January 31,
	2009	2008	2009	2008
Realized Foreign Exchange Gains (Losses), net	$206	$369	$674	$(111)
Unrealized Foreign Exchange Gains (Losses), net	(581)	(818)	(1,524)	85
Premium on Repurchase of Warrants	—	—	—	(629)
Other	767	27	794	(101)

	$392	$(422)	$(56)	$(756)

During the three and nine months ended January 31, 2009, we recorded Other Income, net of $392,000 and Other Expense, net of $56,000 as compared to Other Expense, net of $422,000 and $756,000 for the three and nine months ended January 31, 2008. These changes primarily resulted from the fluctuation in realized and unrealized foreign exchange gains and losses. The higher year-over-year net foreign exchange loss during the current periods is a result of significant movement in certain key currencies against the U.S. Dollar. In particular, we were negatively impacted by the devaluation of the Canadian Dollar and the Brazilian Real against the U.S. Dollar, due to the revaluation of large U.S. Dollar payables to the US Holding company.
During the three months ended January 31, 2009, we recorded royalty income of $418,000, net of settlement costs of $500,000, from the license of certain patents and $318,000 from a stockholder in settlement of a claim under Section 16(b) of the Exchange Act.
Additionally, during the nine months ended January 31, 2008, we repurchased 403,300 warrants from certain funds managed or advised by Third Point LLC for an aggregate purchase price of $3 million. The cash paid in excess of the fair market value of those warrants on the repurchase date of $629,000 was recorded as an Other Expense in fiscal year 2008.
Income Taxes
Our effective tax rates for the three and nine months ended January 31, 2009, were 35% and 25%, respectively compared to 26% and 17% for the prior year comparative periods. We recorded an income tax benefit of $11.1 million and $6.3 million during the three and nine months ended January 31, 2009, which consists of current tax expense of $51,000 and $2.0 million, and deferred tax benefit of $11.2 million and $8.3 million, respectively. Our deferred tax benefit is mainly attributable to the United States and German tax provisions. The benefit recorded in the current periods is primarily attributable to the provision for patent litigation of $29 million recorded in the three months ended January 31, 2009.

We continue to provide a full valuation allowance against our net operating losses and other net deferred tax assets, arising in certain tax jurisdictions, mainly in Canada, because the realization of such assets is not more likely than not. For the three and nine months ended January 31, 2009, our valuation allowance increased by $0.9 million and $2.1 million, respectively. The change is mainly attributable to an increase in net operating losses in Canada where we continue to provide a full valuation allowance against the loss carryforward. The majority of our foreign net operating losses can be carried forward indefinitely, with certain amounts expiring between fiscal years 2014 and 2017.
For the three and nine months ended January 31, 2008, we recorded an income tax expense of $2.2 million and $1.8 million, respectively. For the three and nine months ended January 31, 2008, our valuation allowance decreased by $3.1 million and $4.1 million, respectively.
During the nine months ended January 31, 2009, we repatriated $1.6 million, net of tax of $329,000, from two foreign subsidiaries and we intend to continue repatriating additional funds from certain of our foreign subsidiaries in the future. For the nine months ended January 31, 2008, we repatriated $9.8 million, net of tax of $885,000, from three foreign subsidiaries.
Liquidity and Capital Resources
Sources of Cash
     Historically, our most significant sources of financing have been funds generated by operating activities, available cash and cash equivalents and available lines of credit. From time to time, we have borrowed funds from our available revolving credit facility. On March 10, 2009, we amended certain terms under our Credit Facility Agreement, as discussed in Note 6 – Long-term Obligations and Notes Payable to the Condensed Consolidated Financial Statements, reducing the amount available under the Line of Credit from $65 million to $40 million and, for the three months ended January 31, 2009, amending certain definitions of the financial covenants to exclude the $29 million provision for patent litigation with OMAX from the calculation of Consolidated Adjusted Earnings before Interest Taxes Depreciation and Amortization (“EBITDA”). In connection with the amendment, on March 11, 2009, we borrowed $15 million under such Line of Credit. We have the ability to draw funds from our Line of Credit as needed, subject to the financial covenants. We are currently in negotiations with our lenders to further amend the terms of our Line of Credit on a longer-term basis, including amending certain financial covenants to allow for, among other items, the exclusion of the $29 million provision for patent litigation with OMAX from Consolidated Adjusted EBITDA in periods subsequent to January 31, 2009. In the event the exclusion of the $29 million from Consolidated Adjusted EBITDA is not amended for subsequent periods, it is probable we would be in violation of certain financial covenants under the credit facility, as early as the fourth quarter in fiscal year 2009. In this event, the $15 million borrowed under the Line of Credit would become due and payable immediately unless we obtained a waiver. We believe that it is likely that we will be able to amend the terms of the Line of Credit so that we will not be in violation of our financial covenants in future periods, however, there can be no assurance that we will obtain the amendment or, if we do, on reasonable terms. Additionally, in the event that we are unable to obtain an amendment we would be unable to repay the amount due and would need to seek replacement financing. Our ability to obtain replacement financing could be constrained by current economic conditions affecting the credit and equity markets, which have significantly deteriorated over the last several months, and may further decline, resulting in significantly higher interest rates and related charges, may impose significant restrictions on the use of borrowed funds or may be on terms that are not acceptable to us, which raises substantial doubt about our going concern assumption. The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is dependent on amending the financial covenants of our credit facility on a long-term basis or obtaining replacement financing.
Cash Generated by Operating Activities
Cash generated by operating activities before the effect of changes in working capital was $15.3 million for the nine months ended January 31, 2009, compared to $17.9 million for the nine months ended January 31, 2008. This decrease was mainly attributable to comparatively lower revenue.

Changes in our working capital resulted in a net $18.3 million use of cash for the nine months ended January 31, 2009 compared to $18.1 million use of cash in the prior year comparative period. This increase in net use of cash for working capital was mainly attributable to a decrease in deferred revenue and customer deposits based on the due to the timing of contract awards and shipments to customers.
Available Cash and Cash Equivalents
At January 31, 2009, we had total cash and cash equivalents of $13.1 million, of which approximately $7.9 million was held by our non-U.S. subsidiaries. To the extent that our cash needs in the U.S. exceed our cash reserves and availability under our senior secured credit facility, we may repatriate some cash from certain of our foreign subsidiaries which could be limited by inability to repatriate such cash in a tax efficient manner.
Credit Facilities and Debt
On June 9, 2008, and amended on December 5, 2008, we secured a five-year senior secured credit facility with an aggregate principal amount of $100 million, which includes a $65 million revolving credit facility (the “Line of Credit”) and a $35 million term loan (the “Term Loan”). This revolving credit facility replaced the $45 million line of credit amended on July 19, 2007, which was scheduled to expire on July 8, 2008. The Line of Credit has a maturity date of June 9, 2013 and is collateralized by a general lien on all of our material assets, as defined within the credit agreement. The availability of the Term Loan, which was solely for the purpose of the pending merger with OMAX, expired on March 9, 2009 and was not renewed.
On March 10, 2009, we amended certain terms in our Credit Facility Agreement to reduce our Line of Credit amount from $65 million to $40 million and to amend certain definitions of the financial covenants including the exclusion of the $29 million provision for patent litigation from our Consolidated Adjusted EBITDA definition for the three months ended January 31, 2009. Following this amendment, we borrowed $15 million of the funds available from our Line of Credit to fund the payment of amounts due to OMAX upon execution of the Settlement and Cross Licensing Agreement which is detailed in Note 7 — Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements and the execution of the amended Merger Agreement which is detailed in Note 14 — Mergers and Investments of the Notes to the Condensed Consolidated Financial Statements.
Interest on the Line of Credit is based on the bank’s prime rate or LIBOR rate plus a percentage spread between 1.75% and 3.50% depending on whether we use the bank’s prime rate or LIBOR rate and our current leverage ratios. We also pay an annual letter of credit fee equal to 1.25% of the amount available to be drawn under each outstanding letter of credit. The annual letter of credit fee is payable quarterly in arrears and varies depending on our leverage ratio.
As of January 31, 2009, we had $62.9 million available under our Line of Credit, net of $2.1 million in outstanding letters of credit. This availability had been reduced to $21.7 million as of March 10, 2009, net of $3.3 outstanding letters of credit, following the reduction of our Line of Credit amount from $65 million to $40 million as discussed above and the drawing of $15 million from the available Line of Credit to fund outstanding payments to OMAX pursuant to the Settlement and Cross Licensing Agreement with OMAX discussed in Note 7 — Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements.
The five-year senior secured credit facility requires us to comply with certain covenants, including financial covenants requiring us to maintain a minimum Consolidated Adjusted EBITDA level, maintain a Consolidated Leverage Ratio and maintain a Consolidated Adjusted Interest Coverage Ratio. We must maintain a minimum Consolidated Adjusted EBITDA of $20 million at the end of a fiscal quarter based on the most recent four fiscal quarters and is calculated as the amount equal to Consolidated Net Income for such period plus consolidated interest, income taxes, depreciation and amortization and other non-cash and other certain allowable adjustments as specifically defined in the credit agreement. The Consolidated Leverage Ratio is the ratio of consolidated indebtedness to Consolidated Adjusted EBITDA for the four most recent fiscal quarters, which initially requires a ratio of 3 to 1 and declines to 2.5 to 1 one year after the consummation of the merger with OMAX. The Consolidated Interest Coverage Ratio of Consolidated Adjusted EBITDA to consolidated interest charges during the most recent four fiscal quarters and must be no less than 3.5 to 1. A violation of the covenants, including the financial covenants, may result in event of default and accelerate the repayment of all unpaid principal and interest and the termination of any letters of credit.

Our leverage ratio, interest coverage ratio, and our minimum rolling twelve month Consolidated Adjusted EBITDA were 0.3, 35.0, and $25.5 million, respectively, for the quarter ended January 31, 2009. Our calculations of these financial ratios are reported in Exhibit No. 99.1 of this Quarterly Report on Form 10-Q. We were in compliance with all our financial covenants as of January 31, 2009, as amended.
We also have three unsecured credit facilities in Taiwan with a commitment totaling $4.04 million at January 31, 2009, bearing interest at 2.80% per annum. At January 31, 2009, all the credit facilities will mature within one year and the balance outstanding under these credit facilities amounts to $2.2 million, which is shown under Notes Payable in the Condensed Consolidated Financial Statements.
We have an outstanding seven-year collateralized long-term variable rate loan, expiring in 2011, bearing interest at an annual rate of 3.67% as of January 31, 2009. The loan is collateralized by our manufacturing facility in Taiwan. The outstanding balance on this loan was $1.9 million as of January 31, 2009.
Other Sources of Cash
In addition to cash and cash equivalents, cash from operations and cash available under our credit facilities, we also generate cash from the exercise of stock options. Cash received from the exercise of stock options was $1.2 million for the nine months ended January 31, 2008. There were no option exercises during the nine months ended January 31, 2009.
Uses of Cash
Capital Expenditures
Our capital spending plans currently provide for outlays of approximately $8 million over the next twelve months, primarily related to information technology spending and facility improvement. It is expected that funds necessary for these expenditures will be generated internally or from available financing. To the extent that funds cannot be generated through operations or we are unable to obtain financing on reasonable terms, we will reduce our capital expenditures accordingly. Our capital spending for the nine months ended January 31, 2009 and 2008 amounted to $6.9 million and $4.7 million, respectively.
Other Strategic Investments
As discussed in Note 14 — Mergers and Investments of the Notes to the Condensed Consolidated Financial Statements, on January 5, 2009, we entered into an equity purchase agreement in which we acquired a minority interest in Dardi Investment International (“Dardi”), a waterjet manufacturer based in China, for $2 million cash. Additionally, we incurred $1.7 million in direct costs attributed to the acquisition. As of January 31, 2009, we accounted for the investment in Dardi using the cost method which amounted to $3.7 million. This investment has been classified as an Other Long-Term Asset on the Consolidated Balance Sheet.
We continue to pursue the closing of the transaction to merge with OMAX. On March 12, 2009, we amended the terms of our Merger Agreement with OMAX. The amended Merger Agreement provides for the following:
•	Extension of the closing of the merger from March 31, 2009 to August 15, 2009 — with closing at our option;

•	Payment of an additional $2 million to OMAX upon the signing of the amended Merger Agreement, which we paid in March 2009;

•	At closing, payment of $56.55 million, of which $15 million will be paid through the release of funds held in escrow ($9 million placed into escrow upon signing of the Option Agreement and the Merger Agreement with OMAX as detailed in Note 14 — Mergers and Investments of the Notes to the Condensed Consolidated Financial Statements and $6 million placed into escrow upon signing of the Settlement and Cross Licensing Agreement as detailed in Note 7 — Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements). We may, at our discretion, distribute between $0 and $14 million of this consideration in the form of Flow common stock in lieu of cash ;

•	At closing, we will place an $8.45 million promissory note into escrow to secure claims by us for indemnification and for adjustments based on net working capital, to be paid at our option in cash or shares of Flow stock 18 months after the closing date, net of any claims;

•	The right to the contingent consideration of $52 million as outlined in Note 14 — Mergers and Investments in the Notes to the Consolidated Condensed Financial Statements.
In the event the merger is not consummated by August 15, 2009, we are required to pay an additional $4 million in the form of a promissory note under the amended Merger Agreement. The promissory note will bear interest at 2% annually and accumulated interest and principal is payable in August 2013.
As of January 31, 2009, we had accumulated approximately $12.4 million in deferred costs incurred in contemplation of the Proposed Transaction which includes the $9 million paid into escrow upon the signing of the Option Agreement and the Definitive Agreement above. The deferred acquisition costs will be included in the purchase price allocation in the event that the merger is consummated prior to April 30, 2009. The deferred costs as of January 31, 2009, included $3.4 million of direct transaction costs that have been capitalized as part of the cost of the acquisition under SFAS 141R. Under SFAS 141R, we have the option to expense these costs in the fourth quarter of our fiscal year 2009 should it be deemed probable that the transaction with OMAX will not close prior to the adoption of SFAS 141R on May 1, 2009.
Repayment of Debt and Notes Payable
Our total repayment of debt and notes payable was $1.0 million and $6.5 million for the nine months ended January 31, 2009 and 2008, respectively.
Repurchase of Warrants
In October 25, 2007, in a privately negotiated transaction, we purchased from certain funds managed or advised by Third Point LLC (collectively, “Third Point”) outstanding warrants that gave Third Point the right until March of 2010 to purchase 403,300 of our common stock at an exercise price of $4.07 per share (the “Warrants”). Third Point purchased the Warrants, together with shares of commons stock, in our March 2005 Private Investment Public Equity transaction (the “PIPE Transaction”). The Warrants were repurchased from Third Point in connection with our previously announced program to repurchase up to $45 million of the Company’s securities. The Warrants were repurchased at a price of $7.43 per Warrant for an aggregate purchase price of $3 million.
Off-Balance Sheet Arrangements
We did not have any special purpose entities or off-balance sheet financing arrangements as of January 31, 2009.
Contractual Obligations
During the nine months ended January 31, 2009, there were no material changes outside the ordinary course of business in our contractual obligations and minimum commercial commitments as reported in our Annual Report on Form 10-K for the year ended April 30, 2008 except as relates to the Settlement and Cross Licensing Agreement, discussed in Note 7 — Commitments and Contingencies, of the Notes to the Condensed Consolidated Financial Statements, and the amendment to the Merger Agreement as detailed in Note 14 — Mergers and Investments of the Notes to the Condensed Consolidated Financial Statements.
Critical Accounting Estimates and Judgments
There are no material changes in our critical accounting estimates as disclosed in our Annual Report on Form 10-K for the year ended April 30, 2008, except as set forth below. We adopted Statement of Financial Accounting Standards. No. 157, “Defining Fair Value Measurement” (“SFAS 157”), as of May 1, 2008, with respect to our financial assets and liabilities with no material impact to our Condensed Consolidated Financial Statements as discussed in Note 15 of the Notes to the Condensed Consolidated Financial Statements in this Form
10-Q.

Goodwill and Other Intangible Assets
SFAS No. 142 “Goodwill and Other Intangible Asset” (“SFAS 142”) requires that goodwill be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce their fair value below their carrying amount. The Company’s market capitalization has been significantly impacted by the extreme volatility in the U.S. equity and credit markets and was trading below the book value of shareholders’ equity for majority of the three month period ended January 31, 2009. As a result, the Company evaluated whether the decrease in the market capitalization reflected factors that would more likely than not reduce the fair value of its reporting units below their carrying value. Based on a combination of factors, including the current economic environment which has resulted in a significant decline in the results of our operations and the sustained period of decline in market capitalization, the Company concluded that there were sufficient indicators to perform an interim impairment test. The Company follows a two step process for impairment testing of goodwill. The first step of this test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. The second step, if necessary, measures the amount of the impairment, by calculating an implied fair value of goodwill. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles.
The goodwill impairment analysis under the requirements of SFAS 142 is performed at the reporting unit level. A reporting unit is defined as the same as or one level below an operating segment as defined in SFAS No. 131 “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”). The Company’s reporting units for the purposes of the goodwill impairment analysis are Standard and Advanced.
The first step of the Company’s fiscal 2009 interim impairment analysis utilized the income approach, which estimates the fair value based on the future discounted cash flows. This was the same valuation technique used in the Company’s annual fiscal 2008 impairment analysis. The key assumptions used to determine the fair value of the Company’s reporting units during this interim impairment analysis were: (a) expected cash flow for a period of 5 years; (b) terminal value based upon terminal growth rates of between 3% and 5%; and (c) a discount rate of 15% which was based on the Company’s best estimate of the weighted average cost of capital adjusted for risks associated with the reporting units. The Company believes the assumptions used in the fiscal 2009 interim impairment analysis are consistent with the risk inherent in the business models of the reporting units and within the Company’s industry as of January 31, 2009. Based on the first step of this analysis, the Company determined that the fair value of both its reporting units, were in excess of their carrying value.
Although the first step of the two step testing process for the impairment of the Company’s goodwill using the income approach indicated that the fair value of goodwill exceeded its recorded carrying value as of January 31, 2009, as a result of recent substantial volatility in the capital markets, the Company’s stock price and market value had decreased significantly as of January 31, 2009. The Company therefore determined that it was appropriate to use a market approach to perform a comparison of the carrying value of its reporting units to its market capitalization, after appropriate adjustments for control premium and other considerations. Using this approach, the Company’s market capitalization, was determined to be significantly less than the net book value (i.e., stockholders’ equity as reflected in the Company’s financial statements) of each reporting unit. Based on this condition, the Company performed the second step of the two step testing which consisted of a hypothetical valuation of all the tangible and intangible assets of the reporting units. Based on this second step analysis, the Company concluded that the goodwill in each of its reporting units was impaired and recorded a non-cash expense, of $2.8 million during the three months ended January 31, 2009.
Recently Issued Accounting Pronouncements
Please refer to Note 2 to the Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes in our market risk during the nine months ended January 31, 2009. For additional information, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations as presented in our Annual Report on Form 10-K for the year ended April 30, 2008.

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
(b) Changes in Internal Controls
     In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in our internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
     At any time, the Company may be named as a defendant in legal proceedings. Please refer to Note 7 to the Condensed Consolidated Financial Statements for a discussion of the Company’s legal proceedings.
Item 1A. Risk Factors
     Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the “Risk Factors” sections of our Annual Report on Form 10-K for the fiscal year ended April 30, 2008, filed by us with the Securities and Exchange Commission on July 11, 2007 and our Quarterly Report on Form 10-Q for the quarter ended October 30, 2008 (the “Form 10-Q”), filed by us with the Securities and Exchange Commission on December 5, 2008. In connection with our preparation of this quarterly report, management has reviewed and considered these risk factors and has determined that the following risk factors should be read in connection with the existing risk factors disclosed in our Form 10-K and the Form 10-Q.
Risks related to our External Financing
We may not be able to obtain an amendment to our existing credit facility and may need to seek alternative financing to fund our operations.
     Historically, our most significant sources of financing have been funds generated by operating activities, available cash and cash equivalents and available lines of credit. From time to time, we have borrowed funds from our available revolving credit facility. On March 10, 2009, we amended certain terms under our Credit Facility Agreement, as discussed in Note 6 — Long-term Obligations and Notes Payable to the Condensed Consolidated Financial Statements, reducing the amount available under the Line of Credit from $65 million to $40 million and, for the three months ended January 31, 2009, amending certain definitions of the financial covenants to exclude the $29 million provision for patent litigation with OMAX from the calculation of Consolidated Adjusted Earnings before Interest Taxes Depreciation and Amortization (“EBITDA”). In connection with the amendment, on March 11, 2009, we borrowed $15 million under such Line of Credit. We have the ability to draw funds from our Line of Credit as needed, subject to the financial covenants. We are currently in negotiations with our lenders to further amend the terms of our Line of Credit on a longer-term basis, including amending certain financial covenants to allow for, among other items, the exclusion of the $29 million provision for patent litigation with OMAX from Consolidated Adjusted EBITDA in periods subsequent to January 31, 2009. In the event the exclusion of the $29 million from Consolidated Adjusted EBITDA is not amended for subsequent periods, it is probable we would be in violation of certain financial covenants under the credit facility, as early as the fourth quarter in fiscal year 2009. In this event, the $15 million borrowed under the Line of Credit would become due and payable immediately unless we obtained a waiver. We believe that it is likely that we will be able to amend the terms of the Line of Credit so that we will not be in violation of our financial covenants in future periods, however, there can be no assurance that we will obtain the amendment or, if we do, on reasonable terms. Additionally, in the event that we are unable to obtain an amendment we would be unable to repay the amount due and would need to seek replacement financing. Our ability to obtain replacement financing could be constrained by current economic conditions affecting the credit and equity markets, which have significantly deteriorated over the last several months, and may further decline, resulting in significantly higher interest rates and related charges, may impose significant restrictions on the use of borrowed funds or may be on terms that are not acceptable to us, which raises substantial doubt about our going concern assumption. The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is dependent on amending the financial covenants of our credit facility on a long-term basis or obtaining replacement financing.
Risks related to our Pending Merger with OMAX
We may not be able to obtain financing on reasonable terms to consummate the merger with OMAX.
     We recently amended the terms of the merger agreement with OMAX and continue to pursue the consummation of the merger with OMAX per the terms of the amended Merger Agreement as set forth in Note 14 — Mergers and Investments of the Notes to the Condensed Consolidated Financial Statements.

     We are currently seeking alternative financing to consummate the merger with OMAX. We may not be able to secure alternative financing or obtain financing on reasonable terms. In the event we are not able to obtain alternative financing arrangements, or that we obtain financing on terms that are not favorable, we will not be able to consummate the merger with OMAX.
Items 2, 3, 4, and 5 are None and have been omitted.
Item 6. Exhibits
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Debt Covenant Compliance as of January 31, 2009

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
FLOW INTERNATIONAL CORPORATION

Date: March 12, 2009	/s/ Charles M. Brown Charles M. Brown
President and Chief Executive Officer (Principal Executive Officer)

Date: March 12, 2009	/s/ Dohn R. Johnson, Jr. Dohn R. Johnson, Jr.
Corporate Controller (Principal Financial Officer)