Form 10-K
period 2009-04-30
FLOW INTERNATIONAL CORP
filed 2009-06-26
CIK 713002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2009
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $139,146,636 as of October 31, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, based on a closing price of $3.84 per share as quoted by the NASDAQ Stock Market as of such date. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had 37,750,429 shares of Common Stock, $0.01 par value per share, outstanding as of June 12, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended April 30, 2009 (the “2010 Proxy Statement”). Portions of such proxy statement are incorporated by reference into Part II and III of this Form 10-K. With the exception of such portions of the 2010 Proxy Statement expressly incorporated by into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Annual Report on Form 10-K.

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

We make forward-looking statements of our expectations which include but are not limited to:

•	statements regarding the successful execution of our strategic initiatives;

•	statements regarding our future business plans and growth strategy;

•	statements regarding our ability to respond to a decline in the near-term demand for our products by cutting costs;

•	statements regarding our belief that the diversity of our markets, along with the relatively early adoption phase of our technology, and the displacement of more traditional methods for machining and fabricating, will enable us to absorb the economic downturn with less impact than conventional machine tool manufacturers;

•	statements regarding the realization of backlog in the Advanced segment;

•	statements regarding the use of cash, cash needs and ability to raise capital and/or use our credit facility;

•	statements regarding our belief that our existing cash and cash equivalents, along with the expected proceeds from our operations will provide adequate liquidity to fund our operations through at least the next twelve months;

•	statements regarding our ability to meet our debt covenants in future periods;

•	statements regarding our technological leadership position;

•	statements regarding anticipated results of potential or actual litigation;

•	statements regarding our expectation that our unrecognized tax benefits will not change significantly within the next twelve months.

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

Business Overview

Flow International Corporation and its subsidiaries (hereinafter collectively referred to as “the Company”, “we”, or “our” unless the context requires otherwise) is a technology-based global company providing customer-driven waterjet cutting and cleaning solutions. Our ultrahigh-pressure water pumps generate pressures from 40,000 to over 87,000 pounds per square inch (psi) and power waterjet systems that are used to cut and clean materials. Waterjet cutting is a fast-growing alternative to traditional cutting or cleaning methods, which utilize lasers, saws, knives, shears, plasma, routers, drills and abrasive blasting techniques, and has uses in many applications from food and paper products to steel and carbon fiber composites.

This portion of our Form 10-K provides detailed information about who we are and what we do. Unless otherwise specified, current information reported in this Form 10-K is as of, or for the year ended April 30, 2009.

Our History

Flow International Corporation was incorporated in Delaware in 1983 as Flow Systems, Inc. and was reincorporated in Washington in October 1998. Our innovations and accomplishments through the years include:

•	Invented abrasive waterjet system in 1979

•	First to introduce ultrahigh-pressure direct drive pumps up to 55,000 psi in 2000

•	First to introduce WindowsR-based intelligent waterjet control software — FlowMastertm — to the industry

•	First to introduce a 60,000 psi intensifier pump in 1998

•	First to develop advanced motion control waterjet — Dynamic WaterjetR — to increase cut accuracy and speed

•	3-Dimensional 5-Axis Waterjet machining capability

•	First to introduce 87,000 psi Intensifier Pump in 2006

Our Business Strategy

We are a technology-based global company whose objective is to deliver profitable dynamic growth by providing technologically advanced waterjet cutting and cleaning solutions to our customers. To achieve this objective, we offer versatile waterjet cutting and industrial cleaning systems and we strive to:

•	expand market share in our current markets;

•	continue to identify and penetrate new markets;

•	capitalize on the our customer relationships and business competencies;

•	develop and market innovative products and applications to meet the full continuum of user needs;

•	continue to improve operating margins by focusing on operational improvements; and

•	pursue additional channels and partners for distribution

The recent deterioration in global economic conditions has negatively impacted our business. Instability in the stock market and tightening of credit markets has caused a reduction in capital spending at all levels of operations. We build machines which require significant capital outlay across all market segments. Against this backdrop, we are uncertain as to how long these challenging market conditions will continue, but we do not expect that economic conditions are likely to improve significantly in the near future. Our short-term focus is to ensure that we successfully navigate the current global recession by carefully managing cash, balancing our expenses with our expected revenues and to position the Company for long-term growth.

Our ability to fully implement our strategies and achieve our objective may be influenced by a variety of factors, many of which are beyond our control. Refer to discussion of some of these factors under Item 1A: Risk Factors.

Products and Services

Our mission is to provide the highest value customer-driven waterjet cutting and cleaning solutions. We strive to improve our customers’ profitability through the development of innovative products and services that expand our customers’ markets and increase their productivity. The primary components of our product line include versatile waterjet cutting and industrial cleaning systems. We provide total system solutions for various industries including aerospace, metalworking, stone and tile, job shop, industrial cleaning, and automotive.

Our ultrahigh-pressure technology has two broad applications: cutting and cleaning.

Waterjet Cutting.  The primary application of our ultrahigh-pressure water pumps is cutting. In cutting applications, an ultrahigh-pressure pump pressurizes water from 40,000 to 87,000 psi, and forces it through a small orifice, generating a high-velocity stream of water traveling at three or more times the speed of sound. In order to cut metallic and other hard materials, an abrasive substance, usually garnet, is added to the waterjet stream creating an abrasive jet. Our cutting systems typically include a robotic manipulator that moves the cutting head. Our systems may also combine waterjet with other applications such as conventional machining, inspection, assembly, and other automated processes. Our waterjet cutting systems cut virtually any shape in a single step with edge quality that usually requires no secondary finishing and are the most productive solutions for cutting a wide range of materials from 1/16 inch to over 24 inches thick. We offer two different pump technologies: ultrahigh-pressure intensifier and direct drive pumps, ensuring our customers get the pump that is right for them and their unique application. Our intensifier pumps pressurize water up to 87,000 psi, and our direct drive pumps pressurize water up to 55,000 psi.

Waterjet cutting is recognized as a more flexible, cost effective and accurate alternative to traditional cutting methods such as lasers, saws or plasma. It offers greater versatility in the types of products it can cut, and, because it cuts without heat or imparted energy, often reduces or eliminates the need for secondary processing operations and special fixturing. Therefore, waterjet cutting has applications in many industries, including aerospace, defense, automotive, semiconductors, disposable products, food, glass, job shop, sign, metal cutting, marble, tile and other stone cutting, and paper slitting and trimming.

Industrial Cleaning Products.  Our ultrahigh-pressure industrial cleaning systems are used in waterjet cleaning for fast surface preparation. These systems use direct drive pumps to create pressures in the range of 40,000 to 55,000 psi. Because only pure water is used to remove coatings, waterjetting costs less than grit blasting by eliminating the need for collection, containment, and disposal of abrasive. Removing coatings with water instead of grit allows other work to be done at the same time as the waterjet operation. Steel, mechanical and electrical work, or painting, can be performed concurrently with waterjet industrial cleaning, which means projects are completed in less time and there are fewer environmental concerns than with traditional methods such as sandblasting.

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

Marketing and Customers

Our marketing emphasizes a consultative application-oriented sales approach and is centered on increased awareness of the capabilities of our technology as we believe that waterjet technology is in the early adoption phase of its product life cycle. These efforts include presence at tradeshows, advertising in print media and other product placements and demonstration/educational events as well as an increase in domestic and international sales representation, including distributors. To enhance the effectiveness of sales efforts, our marketing staff and sales force gather detailed information on the applications and requirements in targeted market segments. We also utilize telemarketing and the Internet to generate sales leads in addition to lead generation through tradeshows and print media. This information is used to develop standardized and customized solutions using ultrahigh-pressure and robotics technologies.

We offer our spare parts and consumables through the Internet at our flowparts.com website in the U.S. and floweuropeparts.com in Europe where we strive to ensure that we are able to ship a large number of parts within 24 hours to our customers.

We have established strong relationships with a diverse set of customers. No single customer or group of customers under common control accounted for 10% or more of our total consolidated sales for the respective years ending April 30, 2009, 2008 and 2007.

In the second half of fiscal 2009 we were negatively impacted by the effects of the overall national and global recession and slowdown in consumer and business spending. However, we believe that the productivity-enhancing nature of our ultrahigh-pressure technology will enable us to grow our market share in the machine cutting tool market through the recession. Further we believe that the diversity of our markets, along with the relatively early adoption phase of our technology, and the displacement of more traditional methods for machining and fabricating, will enable us to absorb the economic downturn with less impact than conventional machine tool manufacturers.

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

Business Segments

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

Our change in operating and reportable segments from a geographic basis to market segments is consistent with management’s long-term growth strategy. Our new reportable segments are Standard and Advanced. The Standard segment includes sales and expenses related to our cutting and cleaning systems using ultrahigh-pressure water pumps as well as parts and services to sustain these installed systems. Systems included in this segment do not require significant custom configuration. The Advanced segment includes sales and expenses related to our complex Advanced segment systems which require specific custom configuration and advanced features to match unique customer applications as well as parts and services to sustain these installed systems.

Financial information about our segments is included in Note 3 — Business Segments of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data.

Sales Outside the United States

In fiscal year 2009, 58% — or $121.6 million — of our total consolidated sales were to customers outside the United States, this included:

•	$24.0 million of exports from the United States;

•	$48.5 million of sales from Europe; and

•	$49.1 million of sales from our other foreign locations

Raw Materials

We depend on the availability of raw materials, parts and subassemblies from our suppliers and subcontractors. Principal materials used to make waterjet products are metals, and plastics, typically in sheets, bar stock, castings, forgings and tubing. We also purchase many electrical and electronic components, fabricated metal parts, high-pressure fluid hoses, ball screws, seals and other items integral to our products. Suppliers are competitively selected based on cost, quality, and delivery. Our suppliers’ ability to provide timely and quality raw materials, components, kits and subassemblies affects our production schedules and contract profitability. We maintain an extensive qualification and performance surveillance system to control risks associated with this reliance on the supply chain. Most significant raw materials we use are available through multiple sources.

Our strategic sourcing and new product development initiatives seek to find ways of mitigating the inflationary pressures of the marketplace including renegotiating with our suppliers and customers to avoid a significant impact to our margins and results of operations. Macro-economic pressures may increase our operating costs with consequential risk to our cash flow and profitability. We currently do not employ forward contracts or other financial instruments to hedge commodity price risk, although we continuously explore supply chain risk mitigation strategies.

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

Product Development

Our research and development is focused on continued improvement of our existing products and the development of new products. During the year ended April 30, 2009, we expensed $8.6 million related to product research and development as compared to $8.3 million for 2008 and $8.7 million for 2007. Our future success depends on our ability to continue to maintain a robust research and development program that allows us to develop competitive new products and applications that satisfy customer requirements, as well as enhance our current product lines. Research and development costs were between 3% and 4% of total revenue during each of the years ended April 30, 2009, 2008, and 2007.

Backlog

Our backlog increased 30% from $35.3 million at April 30, 2008 to $45.7 million at April 30, 2009. The backlog at April 30, 2009 and 2008 represented 22% and 14% of our trailing twelve months sales as of April 30, 2009 and 2008, respectively.

Backlog includes firm orders for which written authorizations have been accepted and revenue has not yet been recognized. Generally our products, exclusive of our Advanced segment systems, can be shipped within a four to 16 week period. Advanced segment systems typically have lead times of six to 18 months. The unit sales price for most of our products and services is relatively high (typically ranging from tens of thousands to millions of dollars) and individual orders can involve the delivery of several hundred thousand dollars of products or services at one time. Due to possible customer changes in delivery schedules and cancellation of orders, our backlog at any particular date is not indicative of actual sales for any succeeding period. Delays in delivery schedules and/or a reduction of backlog during any particular period could have a material adverse effect on our business and results of operations.

Working Capital Practices

There are no special or unusual practices relating to our working capital items. We generally require advance payments as deposits on customized equipment and standard systems and require progress payments during the manufacturing of these products or prior to product shipment.

Employees

We had 649 full time employees as of April 30, 2009 compared to 759 in the prior year, with 64% located in the United States and 36% located in other foreign locations. Our success depends in part on our ability to attract and retain employees. None of our employees are covered by collective bargaining agreements.

Available Information

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through the Company’s website at www.flowcorp.com as soon as is reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).

The materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 and can also be obtained by calling the SEC at 1-800-SEC-0330. Information available on our website is not incorporated by reference in and is not deemed a part of this Form 10-K.

Item 1A.	Risk Factors

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations, and the trading price of our common stock.

You should consider the following risk factors, in addition to the other information presented in this report and the matters described in our “Forward-Looking Statements” section, as well as other reports and registration statements we file from time to time with the SEC, in evaluating us, our business, and an investment in our securities.

Risks Related to our Business

The recent deterioration in economic conditions and the credit markets could adversely affect our access to capital and adversely impact our results of operation.

There has been a deterioration in general economic conditions and the financial and credit markets have experienced a period of turmoil that has included the failure or sale of various financial institutions and an unprecedented level of intervention from the United States government. While it is difficult to predict the ultimate results of these events, they may impair our ability to borrow money or raise capital. Similarly, our customers may be unable to borrow money or raise capital to fund their operations.

Continued deteriorating or volatile market conditions could:

•	adversely affect our ability to access credit markets or raise capital on terms acceptable to us;

•	limit our capital expenditures for repair or replacement of existing facilities or equipment;

•	adversely affect our ability to be in compliance with covenants under existing credit agreements;

•	have an adverse effect on our customers and suppliers and their ability to purchase our products; and

•	reduce our ability to take advantage of growth and expansion opportunities.

We may not be able to comply with the financial tests or ratios required to comply with our covenant requirements under our Line of Credit which may impact our ability to draw funds and may result in the acceleration of the maturity of, and/or the termination of the Line of Credit.

Our recently amended Line of Credit agreement requires us to comply with or maintain certain financial tests and ratios and restrict our ability to:

•	draw down on our existing line of credit or incur more debt;

•	make certain investments and payments;

•	fund additional letters of credit;

•	pay cash dividends; and

•	transfer or sell assets.

Our ability to comply with these covenants is subject to various risks and uncertainties. In addition, events beyond our control could affect our ability to comply with and maintain the financial tests and ratios required by this indebtedness. Any failure by us to comply with and maintain all applicable financial tests and ratios and to comply with all applicable covenants could result in an event of default with respect to a substantial portion of our debt which would result in the acceleration of the maturity and/or the termination of our credit facility. Even if we are able to comply with all applicable covenants, the restrictions on our ability to operate our business in our sole discretion could harm our business by, among other things, limiting our ability to take advantage of financing, mergers, acquisitions and other corporate opportunities.

We may need to raise additional funds to finance our future capital and/or operating needs.

The Company may need to raise additional funds through public or private debt or sale of equity to achieve our current business strategy. Subsequent to the end of the fiscal year, we filed a shelf registration statement with the SEC covering the offer and sale, at our discretion, of up to $35 million in common and preferred stock, warrants, and units. This registration statement has not yet been declared effective by the SEC. The financing we need may not be available when needed. Even if this financing is available, it may be on terms that we deem unfavorable or are materially adverse to our shareholders’ interests, and may involve substantial dilution to our shareholders. Our inability to obtain financing will inhibit our ability to implement our development strategy, and as a result, could require us to diminish or suspend our development strategy and possibly cease certain of our operations. If we require additional funds and are unable to obtain additional financing on reasonable terms, we could be forced to delay, scale back or eliminate certain product development programs and/or our capital projects. In addition, such inability to obtain additional financing on reasonable terms could have a negative effect on our business, operating results, or financial condition to such extent that we are forced to restructure, sell assets or cease operations, any of which could put our shareholders’ investment dollars at significant risk.

Our results of operations and financial condition could be materially affected by changes in product mix or pricing.

Our overall profitability may not meet expectations if our products, customers or geographic mix are substantially different than anticipated. Our profit margins vary among products, customers and geographic markets. Consequently, if our mix of any of these is substantially different from what is anticipated in any particular period, our profitability may be lower than anticipated.

If we fail to obtain sufficient quantities of materials, components and equipment required for our manufacturing activities at competitive prices and quality and on a timely basis or fail to effectively adapt out cost structure to changing market conditions our business and financial results will suffer.

We purchase materials, components and equipment from third parties for use in our manufacturing operations. Some of our business units purchase these items from sole or limited source suppliers. If we cannot obtain sufficient quantities of materials, components and equipment at competitive prices and quality and on a timely basis, we may not be able to produce sufficient quantities of product to satisfy market demand, product shipments may be delayed or our material or manufacturing costs may increase. In addition, because we cannot always immediately adapt our cost structures to changing market conditions, our manufacturing capacity may at times exceed our production requirements or fall short of our production requirements. Any or all of these problems could result in the loss of customers, provide an opportunity for competing products to gain market acceptance and otherwise adversely affect our business and financial results.

If we fail to technologically advance our products through continued research and development, our financial results may be adversely affected.

In order to maintain our position in the market, we need to continue investment in research and development to improve our products and technologies and to introduce new products and technologies. If we are unable to make such investment, if our research and development efforts do not lead to new and/or improved products or technologies, or if we experience delays in the development or acceptance of new and/or improved products, our financial condition and results of operations could be adversely affected.

We might fail to adequately protect our intellectual property rights or third parties might assert that our technologies infringe on their intellectual property.

We rely on a combination of patents, trade secrets, trademarks and copyrights to protect our intellectual property, but this protection might be inadequate. For example, our pending or future patent applications might not be approved or, if allowed, they might not be of sufficient strength or scope. Conversely, third parties, certain of whom have filed lawsuits against us in the past, might assert that our technologies infringe their proprietary rights. Any future related litigation to defend our intellectual property and/or defend ourselves from assertions of infringement could result in substantial costs and diversion of our efforts and could adversely affect our business, whether or not we are ultimately successful.

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

Changes in our income tax rates or exposure to additional income tax liabilities could affect our profitability. In addition, audits by tax authorities could result in additional tax payments for prior periods.

We are subject to income taxes in the U.S. and in various foreign jurisdictions. Domestic and international tax liabilities are subject to the allocation of income among various tax jurisdictions. Our effective tax rate can be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, accruals related to unrecognized tax benefits, the results of audits and examinations of previously filed tax returns and changes in tax laws. Any of these factors may adversely affect our tax rate and decrease our profitability. The amount of income taxes we pay is subject to ongoing audits by U.S. federal, state and local tax authorities and by non-U.S. tax authorities. If these audits result in assessments different from our unrecognized tax benefits, our future results may include unfavorable adjustments to our tax liabilities.

Unexpected losses in future reporting periods may require the Company to adjust the valuation allowance against its deferred tax assets.

We evaluate our deferred tax assets for recoverability based on all available evidence. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws or variances between the future projected operating performance and the actual results. We are required to establish a valuation allowance for deferred tax assets if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the more-likely-than-not criterion, we evaluate all positive and negative available evidence as of the end of each reporting period. Future adjustments, either increases or decreases, to the deferred tax asset valuation allowance will be determined based upon changes in the expected realization of the net deferred tax assets. The realization of the deferred tax assets ultimately depends on the existence of sufficient taxable income in either the carry back or carry forward periods under the tax law. Due to significant estimates utilized in establishing the valuation allowance and the potential for changes in facts and circumstances, it is reasonably possible that we may be required to record adjustments to the valuation allowance in future reporting periods. Such a charge could have a material adverse effect on our results of operations and financial condition. As of April 30, 2009, we had approximately $20 million of net deferred tax assets.

We have unresolved claims with the Purchaser of Avure.

During fiscal year 2009, we were notified by the purchaser of our Avure Business (“Purchaser”), which we reported as discontinued operations for the year ended April 30, 2006, that the Swedish tax authority was conducting an audit which includes periods during the time that the Company owned the subsidiary. The Purchaser has indicated that it expects the Company to indemnify its losses, if any, that result from any penalties and fines assessed related to the tax audit for periods during which the Company owned Avure. This tax audit is currently underway and at this time, the Company is not able to quantify its exposure, if any.

International economic, political, legal and business factors could negatively affect our results of operations, cash flows and financial condition.

In fiscal 2009, approximately 58% of our sales were derived outside the U.S. Since our growth strategy depends in part on our ability to further penetrate markets outside the U.S., we expect to continue to increase our sales outside the U.S., particularly in emerging markets. In addition, some of our sales distribution offices and many of our suppliers are located outside the U.S. Our international business is subject to risks that are customarily encountered in non-U.S. operations, including:

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

We may incur net losses in the future, and we may not be able to regain or sustain profitability on a quarterly or annual basis.

We incurred net losses in the latter half of our fiscal year 2009. We may continue to incur net losses in the future including losses from our operations, the impairment of long-lived assets and restructuring charges. There can be no assurance that we will be able to conduct our business profitably in the future.

Our stock price has been and is likely to continue to be highly volatile.

The trading price of our common stock has been highly volatile. On June 12, 2009, the closing price of our common stock was $2.67. Our stock price could decline or be subject to wide fluctuations in response to response to factors such as the risks discussed in this section and the following:

•	actual or anticipated fluctuations in our operating results or our competitors’ operating results;

•	announcements by us or our competitors of new products,

•	capacity changes, significant contracts, acquisitions or strategic investments;

•	our growth rate and our competitors’ growth rates;

•	changes in stock market analyst recommendations regarding us, our competitors or our industry generally ,or lack of analyst coverage of our common stock;

•	sales of our common stock by our executive officers, directors and significant stockholders or sales of substantial amounts of common stock; and

•	changes in accounting principles.

In addition, there has been significant volatility in the market price and trading volume of our securities that is sometimes unrelated to our operating performance. Some companies that have had volatile market prices for their securities have had securities litigation brought against them. If litigation of this type is brought against us it, it could result in substantial costs and would divert management’s attention and resources.

If we are unable to hire, retain and motivate highly qualified employees, including our key employees, we may not be able to successfully manage our business.

Our success depends on our ability to identify, attract, hire, retain and motivate highly skilled technical, managerial, sales and marketing, and corporate development personnel. If we fail to successfully hire and retain a sufficient number of highly qualified employees, we may have difficulties in supporting our customers or expanding our business. Realignments of resources, reductions in workforce, temporary reductions of wages and suspension of certain benefits in response to the economic downturn, and/or other operational decisions have created and could continue to create an unstable work environment that may have a negative effect on our ability to hire, retain and motivate employees.

Our business and operations are substantially dependent on the performance of our key employees, all of whom, except our chief executive officer, are employed on an at-will basis. While none of our key personnel is irreplaceable, the loss of the services of any of these individuals may be disruptive to our business. There can be no assurance that any retention program we initiate will be successful at retaining employees, including key employees.

Risks Related to the Industries in Which We Operate

Intense competition in our markets could prevent us from increasing distribution of our products in those markets or cause us to lose market share.

We face competition in a number of our served markets as a result of the entry of new competitors and alternative technologies such as lasers, saws, plasma, shears, routers, drills and abrasive blasting techniques. Many of our competitors or potential competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, more developed infrastructures or more established relationships in the industry than we have. Our competitors may be able to adopt more aggressive pricing policies, develop and expand their product offerings more rapidly, take advantage of acquisitions and other opportunities more readily, achieve greater economies of scale, and devote greater resources to the marketing and sale of their products than they do. Our failure to compete effectively may reduce our revenues, profitability and cash flow, and pricing pressures may adversely impact our profitability.

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

There are no unresolved comments that were received from the SEC staff relating to our periodic or current reports under the Securities Exchange Act of 1934 as of April 30, 2009.

Item 2.	Properties

We occupied approximately 388 thousand square feet of floor space on April 30, 2009 for manufacturing, warehousing, engineering, administration and other productive uses, of which approximately 52% was located in the United States.

The following table provides a summary of the floor space by segment:

	Owned	Leased
	(In square feet)

Standard	88,300	240,500
Advanced	40,200	18,700

Total	128,500	259,200

We have operations at the following locations:

•	Standard — Kent, Washington, which is our headquarters and the primary ultrahigh-pressure pump manufacturing facility; Yokohama and Nagoya, Japan; Shanghai, QuangChou and Beijing, China; Hsinchu, Taiwan; Bretten, Germany; Birmingham, England; Milan, Italy; Madrid, Spain; Lyon, France; Brno, Czech Republic; Sao Paulo, Brazil; and Buenos Aires; Argentina;

•	Advanced — Jeffersonville, Indiana, a manufacturing facility.

We believe that our principal properties are adequate for our present needs and, supplemented by planned improvements and construction, expect them to remain adequate for the foreseeable future.

Item 3.	Legal Proceedings

Refer to Note 15 — Commitments and Contingencies of the Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data for a summary of legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended April 30, 2009 through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our stock is traded on the NASDAQ Stock Market under the symbol “FLOW”. The range of high and low sales prices for our common stock for the last two fiscal years is set forth in the following table.

	Fiscal Year 2009		Fiscal Year 2008
	Low	High	Low	High

First Quarter	$5.05	$11.40	$9.23	$13.34
Second Quarter	2.86	10.19	7.65	9.76
Third Quarter	1.21	4.10	7.22	10.05
Fourth Quarter	1.05	1.98	7.34	10.45

Holders of the Company’s Common Stock

As of June 12, 2009, there were approximately 1,046 holders of record of our common stock.

Dividends

We have not paid dividends to common shareholders in the past. Our Board of Directors intends to retain future earnings, if any, to finance development and expansion of our business and reduce debt and does not expect to declare dividends to common shareholders in the near future. Our ability to pay cash dividends is restricted under our senior Credit Facility Agreement which was originally signed on June 9, 2008 and amended in December 2008, March 2009 and June 2009. Refer to Note 13 — Long-Term Obligations and Notes Payable to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, for further discussion on this credit facility.

Issuer Purchases of Equity Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about the Company’s equity compensation plans as of April 30, 2009 is as follows:

	Number of Securities	Weighted Average
	to be Issued Upon	Exercise Price of	Number of Securities
	Exercise of	Outstanding	Remaining Available
	Outstanding Options	Options	for Future Issuance

Equity Compensation Plans approved by security holders	798,810	$10.49	1,006,589

For more detailed information regarding the Company’s equity compensation plans, refer to Note 17 — Stock-based Compensation to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data.

Comparison of Five-Year Cumulative Total Shareholder Return*

The graph below compares the cumulative 5-year total return of holders of our common stock with the cumulative total returns of the S&P Smallcap 600 index, the NASDAQ Composite index, and the Dow Jones US Industrial Machinery index.

	4/04	4/05	4/06	4/07	4/08	4/09
Flow International Corporation	100.00	232.16	530.20	456.47	393.33	71.37
S&P Smallcap 600	100.00	110.43	145.10	156.19	142.07	99.37
NASDAQ Composite	100.00	100.90	124.20	136.38	130.63	91.41
Dow Jones US Industrial Machinery	100.00	106.39	90.30	94.11	106.53	63.43

*	The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Performance Graph Assumptions

•	Assumes a $100.00 investment in our common stock and in each index in April 30, 2004 and tracks it through to April 30, 2009.

•	Total return assumes all dividends are reinvested.

•	Measurement dates are the last trading day of the fiscal year shown.

Recent Sales of Unregistered Securities

None.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements, the related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in this Annual Report on Form 10-K.

	Year Ended April 30,
	2009	2008	2007(1)	2006(1)	2005(1)(2)
	(In thousands, except per share amounts)

Statement of Operations Data:
Sales	$210,103	$244,259	$213,435	$202,658	$169,289
Income (Loss) From Continuing Operations	(23,086)	21,911	4,022	7,047	(12,772)
Net Income (Loss)	(23,819)	22,354	3,755	6,677	(21,197)
Basic Income (Loss) Per Share From Continuing Operations	(0.61)	0.59	0.11	0.20	(0.72)
Basic Net Income (Loss) Per Share	(0.63)	0.60	0.10	0.19	(1.19)
Diluted Income (Loss) Per Share From Continuing Operations	(0.61)	0.58	0.11	0.19	(0.72)
Diluted Net Income (Loss) Per Share	(0.63)	0.59	0.10	0.18	(1.19)

	April 30,
	2009	2008	2007	2006	2005
	(In thousands)

Balance Sheet Data:
Working Capital	$27,923	$56,126	$43,108	$41,857	$6,154
Total Assets	144,960	151,155	123,172	119,301	118,467
Short-Term Obligations	16,593	2,095	7,188	3,247	13,443
Long-Term Obligations, net	1,937	2,333	2,779	3,774	5,704
Shareholders’ Equity	62,711	86,064	61,224	56,557	29,464

(1)	Our consolidated statements of operations for fiscal years 2007 through 2005 have been recast to reflect the results of operations of our CIS Technical Solutions division as discontinued operations.

(2)	Our consolidated statement of operations for fiscal year 2005 has been recast to give effect to the sale of the Avure Business and present the results for the Avure Business as discontinued operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Summary

We are a technology-based global company whose objective is to deliver profitable dynamic growth by providing technologically advanced waterjet cutting and cleaning systems to our customers. To achieve this objective, we offer versatile waterjet cutting and industrial cleaning systems and we strive to:

•	expand market share in our current markets;

•	continue to identify and penetrate new markets;

•	capitalize on our customer relationships and business competencies;

•	develop and market innovative products and applications;

•	continue to improve operating margins by focusing on operational improvements; and

•	pursue additional channels and partners for distribution.

Over the past year, we have taken important steps to further the implementation of our strategy. One of the initiatives in our overall strategy is the continued expansion of market share in our current markets. In addition to the continued growth of the business in our South America and Japan markets, we opened a distribution office in the Czech Republic in order to focus on expanding our presence in Europe.

During the latter half of fiscal year 2009, we, like many companies in the United States, experienced the impact of the current economic recession across most of the markets we serve. We have implemented, or are in the process of initiating, a number of measures in response to the downturn in the near term demand for our products.

First, since the beginning of fiscal 2009, we have reduced our global salaried staffing levels by more than 110 positions, or 15%. We incurred charges of approximately $1.1 million during the year in conjunction with this staff reduction. These charges are not part of a formally adopted restructuring plan and have been recorded in “Restructuring and Other Charges” in our Consolidated Statement of Operations.

Second, as part of our ongoing efforts to streamline our manufacturing infrastructure, we implemented a plan to establish a single facility for designing and building the advanced waterjet systems at our Jeffersonville, Indiana facility and closed our manufacturing facility in Burlington, Ontario, Canada in fiscal year 2009. The relocation of the production for this consolidation occurred in the first and second quarters of fiscal year 2009 and was complete by the end of the fiscal year. We recorded charges of $2.0 million associated with this facility closure in fiscal year 2009. We do not anticipate any further costs related to this facility closure in future periods. In the second quarter of fiscal 2009, as part of our continuous review of strategic alternatives globally, we further resolved to close our office and operations in Korea and sell our products through a distributor network. The charges associated with this action during the second quarter of fiscal 2009 were $151,000. We incurred additional charges of $85,000 related to lease termination costs and legal expenses during the second half of fiscal 2009 and expect to incur approximately $30,000 to complete the legal wind-down of this facility in fiscal year 2010.

Third, in the fourth quarter of fiscal year 2009, we committed to a plan to centralize certain of our manufacturing activities from Taiwan to the United States in order to reduce excess capacity in our manufacturing plants. This plan was culminated by a decision, in June 2009, to cease all of our remaining manufacturing activities at this location. Charges associated with the fourth quarter actions included employee severance and termination benefits of $375,000 which had been fully paid off by April 30, 2009 and inventory impairment charges of $36,000. We estimate that the additional costs associated with the culmination of this plan in June 2009 will range from $0.3 million to $0.4 million in the first quarter of fiscal 2010.

Facility shut down costs have been included in “Restructuring and Other Charges” in the Consolidated Statements of Operations, except for the inventory write-down which has been included as part of “Cost of Sales.” Refer to Note 11- Accrued Liabilities of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, for further discussion on restructuring charges.

As one of the initiatives to expand market share in our current markets, we entered into an Option Agreement to acquire OMAX Corporation (“OMAX”) in the third quarter of fiscal year 2008. OMAX is a provider of precision-engineering, computer controlled, two-axis abrasivejet systems for use in the general machine shop environment. The purchase price pursuant to the Option Agreement was $108.75 million payable in cash and stock as well as an earn-out provision of up to $26 million on the two-year anniversary of the closing of the merger. In September 2008, we entered into a Merger Agreement with OMAX, amended in November 2008 and March 2009, which effectively reduced the purchase price to $75 million payable in a combination of cash, stock and a note payable. Further, the Merger Agreement, as amended, provided for an earn-out provision of up to $52 million on the third anniversary of the closing of the merger. In May 2009, we decided to terminate our option to acquire OMAX following a thorough investigation of financing alternatives to complete the merger and unsuccessful attempts to negotiate a lower purchase price. Refer to Note 4 — Discontinued Operations, Mergers and Investments of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, for further discussion a Settlement and Cross License Agreement signed with OMAX in March 2009 as well as the anticipated charge that will be recorded in the first quarter of fiscal year 2010 in connection with the termination of the Merger Agreement.

We continue to focus strongly on working capital management and cash flow generation. In addition, we are also limiting our investments to strategic capital expenditures. These efforts will result in additional resources to provide flexibility in the event of a prolonged economic downturn.

We anticipate that the initiatives taken above, in addition to the continued implementation of our long-term strategy, will enable us to mitigate the adverse effects resulting from continuing recessionary economic conditions and emerge as a stronger and more viable company when we exit the recession.

Our ability to fully implement our strategies and achieve our objective may be influenced by a variety of factors, many of which are beyond our control. These risks and uncertainties pertaining to our business are set forth in Part I, Item 1A — Risk Factors.

Results of Operations

Summary Consolidated Results for Fiscal Years 2009, 2008, and 2007

	Year Ended April 30,			% Change 2009	% Change 2008
	2009	2008	2007	Versus 2008	Versus 2007
	(In thousands)

Sales	$210,103	$244,259	$213,435	(14)%	14%
Operating Income (Loss)	(29,634)	16,779	4,657	NM	NM

	Year Ended April 30,			% Change 2009	% Change 2008
	2009	2008	2007	Versus 2008	Versus 2007
	(In thousands)

Sales
Systems	$145,944	$176,755	$155,463	(17)%	14%
Consumable parts	64,159	67,504	57,972	(5)%	16%

Total Sales	$210,103	$244,259	$213,435	(14)%	14%

NM = Not Meaningful

Fiscal year 2009 compared to fiscal year 2008

Despite the weak macroeconomic conditions in North America as we entered into fiscal year 2009, our consolidated systems sales remained consistent with the prior year during the first half of the year. However, during the second half of the fiscal year, we experienced a significant decline in system sales mainly as a result of delayed capital spending and expansion plans as well as an increase in the lead time from quote to purchase by customers in North America and Europe. These changes in consumer spending and behavior led to a weak second half of fiscal 2009 with sales down by $30.2 million or 32% in these two geographies.

Consolidated consumable parts sales increased by $2.2 million or 7% in the first half of the fiscal year primarily as a result of the continued increase in our installed base of systems but declined by $6.0 million or 17% in the latter half of the fiscal year due to lower capacity utilization in our customers’ operations. These declines were slightly offset by improved sales of a combined $2.5 million in the rest of our geographies.

The operating loss of $29.6 million in fiscal year 2009 was primarily driven by the following:

•	a charge of $29 million to record the settlement of a patent litigation with OMAX, which is discussed in Note 15 — Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements;

•	a goodwill impairment charge of $2.8 million, which is discussed in Note 10 — Goodwill of the Notes to the Condensed Consolidated Financial Statements; and

•	Restructuring and Other expenses of $6.9 million for restructuring charges recorded to reduce global staffing levels and to shut down our Burlington, Korea, and Taiwan manufacturing operations. Included in “Other” was $3.8 million of direct transaction costs that had been capitalized as part of the cost of the contemplated merger with OMAX under Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). Under Statement of Financial Accounting Standards No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”), we had the option to expense these costs in the fourth quarter of its fiscal year 2009 if it was deemed probable that the transaction would not close prior to the adoption of this standard on May 1, 2009.

The above charges were offset by lower corporate and general expenses, primarily lower performance awards expense as well as reduced headcount related expenses.

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

Operating income growth of $12.1 million was primarily driven by the higher sales discussed above along with lower operating expenses related to the timing of new product launches. In fiscal year 2006, we incurred expenses related to new core product development such as Stonecraftertm, the 87,000 psi pump and the 55,000 psi Husky. Additionally, there were lower professional fees for legal, audit, and consulting fees for assistance with Sarbanes-Oxley related compliance during fiscal year 2008.

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

This section provides a comparison of net sales and operating expenses for each of our reportable segments for the last three fiscal years. A discussion of corporate overhead and general expenses related to inactive subsidiaries which do not constitute segments has also been provided under “All Other”. For further discussion on our reportable segments, refer to Note 3 Business Segments of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data.

Standard Segment

	Year Ended April 30,			% Change 2009	% Change 2008
	2009	2008	2007	Versus 2008	Versus 2007
	(In thousands)

Sales	$181,132	$216,063	$179,339	(16)%	20%
% of total company sales	86%	88%	84%	NM	NM
Gross Margin	79,743	97,868	81,940	(19)%	19%
Gross Margin as % of sales	44%	45%	46%	NM	NM
Operating Expenses
Sales and Marketing	38,656	38,833	35,229	(1)%	10%
Research and Engineering	7,529	6,615	7,017	14%	(6)%
General and Administrative	11,446	11,453	12,388	0%	(8)%
Restructuring Charges and Other	1,044	0	0	NM	NM
Total Operating Expenses	58,675	56,901	54,634	3%	4%
Operating Income	21,068	40,967	27,306	(49)%	50%

NM = Not Meaningful

Fiscal year 2009 compared to fiscal year 2008

Sales in our standard segment decreased $34.9 million or 16% over the prior year. This decline is primarily due to the following:

•	Significant standard system sales volume declines in North America and Europe which are the markets affected the most by the current recession. These two regions had a combined decline in system sales of $35.5 million or 28% for year ended April 30, 2009, respectively, over the prior year. This decline was offset by a $4.1 or 19.3% increase in combined sales in South America and Asia Pacific regions in fiscal year 2009, due to continued strong demand for our standard shapecutting systems in those markets. Consumable parts revenue for this segment also declined by $2.0 million in fiscal 2009; and

•	Excluding the impact of foreign currency changes, sales in the Standard segment declined $32.8 million or 15.2% in fiscal year 2009 compared to the prior year comparative period.

Gross margin in fiscal year 2009 was $79.7 million or 44% compared to $97.9 million or 45% in the prior year. Generally, comparison of gross margin rates will vary period over period based on changes in our product sales mix and prices, and levels of production volume. The 100 basis point decline in our margins in fiscal year 2009 was primarily attributable to a greater mix of lower margin systems versus the prior year.

Operating expense changes consisted of the following:

•	A decrease in sales and marketing expenses of $177,000 or 1% was a result of lower commission expense based on lower sales volume offset by $0.8 million of expenses associated with our attendance at the bi-annual International Manufacturing Technology Show (IMTS) in fiscal year 2009;

•	An increase in research and engineering expenses of $914,000 or 14% which was mainly attributable to increased investment in research and development activity for new product development as well as lower reimbursements for product development costs in the current period; and

•	General and administrative expenses were consistent with the prior year;

•	Restructuring and Other Charges of $1.0 million in the Standard segment is related to charges recorded to reduce global staffing levels and to shut down our Korea, and Taiwan manufacturing operations.

Fiscal year 2008 compared to fiscal year 2007

In fiscal year 2008:

Sales increased $36.7 million or 20% over the prior year and constituted 88% of total sales primarily due to the following:

•	Increased market awareness and adoption of waterjet technology and the positive market reception to our 87k high pressure pump;

•	Strong demand for our spare parts due to increased number of systems in service; and

•	The benefit of a favorable currency impact mainly attributable to a stronger Euro and Brazilian Real versus the U.S. dollar. Excluding the impact of foreign currency changes, sales increased $28.3 million or 16% compared to fiscal year 2007.

Gross margin for the year ended April 30, 2008 amounted to $97.9 million or 45% of sales compared to $81.9 million or 46% of sales in the prior year. Generally, comparison of gross margin rates will vary period over period based on changes in our product sales mix and prices, which includes product mix, standard systems versus consumable parts mix and levels of production volume. Excluding the impact of foreign currency changes, gross margin increased $13 million over the prior year.

Operating expense changes consisted of the following:

•	An increase in sales and marketing expenses of $3.6 million 10% as a result of increased investment in sales staff globally as well as an increase in commission expense driven by higher sales;

•	A reduction in research and engineering costs of $402,000 or 6% related to the timing of new product launches. The prior year comparative period included engineering expenses to support new core product development such as Stonecraftertm, the 87,000 psi pump, and the 55,000 psi pump; and

•	A reduction in general and administrative expenses of $935,000 or 8% primarily attributable to lower legal and consulting expenses including a $475,000 benefit from an insurance recovery related to the theft in our Korean operation. Prior year general and administrative expenses included Asia investigation expenses.

•	Excluding the impact of foreign currency changes, operating expenses decreased $13 million or 16% over the prior year.

Advanced Segment

In January 2009, we shut down our CIS Technical Solutions division (“CIS division”) which provided technical services to improve the productivity of automated assembly lines. Technical services provided included robot programming, process improvement, systems integration and production support which sales and related expenses would have been presented as part of our Advanced segment. The results of this segment have been presented as discontinued operations for the respective years ended April 30, 2009, 2008 and 2007.

	Year Ended April 30,			% Change 2009	% Change 2008
	2009	2008	2007	Versus 2008	Versus 2007
	(In thousands)

Sales	$28,971	$28,196	$34,096	3%	(17)%
% of total company sales	14%	12%	16%	NM	NM
Gross Margin	8,459	4,944	8,969	71%	(45)%
Gross Margin as % of sales	29%	18%	26%	NM	NM
Operating Expenses
Sales and Marketing	2,514	3,439	4,249	(27)%	(19)%
Research and Engineering	1,115	2,156	2,366	(48)%	(9)%
General and Administrative	3,133	4,439	3,839	(29)%	16%
Restructuring Charges and Other	1,969	0	0	NM	NM
Total Operating Expenses	8,731	10,034	10,454	(13)%	(4)%
Operating Loss	(272)	(5,090)	(1,485)	NM	NM
Results of Discontinued Operations, net of Tax of $0, $230, and $236	(733)	443	418	NM	6%

NM = Not Meaningful

Fiscal year 2009 compared to fiscal year 2008

Sales in the Advanced segment will vary period over period for various reasons, such as the timing of contract awards, timing of project design and manufacturing schedule, and the timing of shipments to customers.

In fiscal year 2009, sales in our Advanced segment increased by $775,000 or 3%. This increase is primarily due to the timing of revenue recognition for some of our aerospace contracts which were in the project design phase during the first half of the current fiscal year. We anticipate continued increase in sales in the Advanced segment in future periods based on our current backlog of $32.5 million as of April 30, 2009. Backlog includes firm orders for which written authorizations have been accepted and revenue has not yet been recognized.

Gross margin in fiscal year 2009, amounted to $8.5 million or 29% compared to $4.9 million or 18% of sales in the prior year comparative period. The improvement in gross margin as a percentage of sales when compared to the prior year comparative period is attributable to improved contract pricing and labor efficiencies from consolidating the manufacturing for all our advanced systems in our Jeffersonville, Indiana facility.

Excluding the impact of Restructuring Charges and Other, operating expenses in the Advanced segment declined by $3.3 million or 33% in fiscal year 2009 primarily as a result of the reduction in staff in this segment following the closure of our manufacturing facility in Burlington, Ontario.

Fiscal year 2008 compared to fiscal year 2007

In fiscal year 2008:

Sales decreased $5.9 million or 17% over the prior year and constituted 12% of total sales. Sales in the advanced segment will fluctuate year over year for various reasons such as the timing of contract awards, timing of project design and manufacturing schedule, shipment to the customers, and finally installation of the system. The decline when compared to the prior year was due to delayed aerospace contract awards. Excluding the impact of foreign currency changes, sales decreased $7.7 million or 23% compared to fiscal year 2007.

Gross margin for the year ended April 30, 2008, amounted to $4.9 million or 18% of sales compared to $9.0 million or 26% of sales in the prior year. The comparative percentage margin decline is attributable to expenses mainly as a result of inventory write-downs of $740,000 and severance costs of $234,000 incurred related to the cessation of the pursuit of non-waterjet automation systems. Excluding the impact of foreign currency changes, gross margin decreased $4.3 million over the prior year.

Operating expense changes consisted of the following:

•	A decrease in sales and marketing expenses of $810,000 or 19% primarily due to lower customer support costs driven by lower aerospace sales when compared to the prior year offset by bad debt expenses of $413,000 during the current year related to non-waterjet automation customers;

•	A reduction in research and engineering expenses of $210,000 or 9% as a result of a reduction in staff during the year; and

•	An increase in general and administrative expenses of $600,000 or 16% attributable to higher management fee allocation in the current year when compared to the prior year as well as severance costs taken during the year.

•	Excluding the impact of foreign currency changes, operating expenses decreased $2.3 million over the prior year.

All Other

Our All Other category includes corporate overhead expenses as well as general and administrative expenses related to inactive entities that do not constitute operating segments.

	Year Ended April 30,			% Change 2009	% Change 2008
	2009	2008	2007	Versus 2008	Versus 2007
	(In thousands)

General and Administrative	$14,927	$17,996	$21,028	(17)%	(14)%
Provision for Litigation	29,000	—	—	NM	NM
Restructuring Charges and Other	3,865	—	—	NM	NM
Goodwill Impairment	2,764	—	—	NM	NM

NM = Not Meaningful

Fiscal year 2009 compared to fiscal year 2008

In fiscal year 2009:

General and administrative expenses in our All Other category decreased by $3.1 million compared to the prior year. The decrease in fiscal year 2009 was attributable to lower performance award expenses in the current year. The prior year amount also included $2.9 million related to compensation expenses to amend our former CEO’s contract.

We recorded a $29 million provision related to the patent litigation with OMAX during the current fiscal year pursuant to a Settlement and Cross Licensing Agreement which is discussed in Note 4 — Discontinued Operations, Mergers and Investments and Note 15 — Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data. With the decision to abandon the OMAX acquisition in May 2009, a portion of the amount payable to OMAX will be funded through the issuance of a subordinated promissory note with a face value of $6 million.

Restructuring and Other charges in this category included an expense of $3.8 million related to previously deferred direct transaction costs which had been capitalized as part of the anticipated acquisition cost of OMAX under SFAS 141. These deferred direct transaction costs were expensed in the fourth quarter of fiscal year 2009 as it was deemed probable that the contemplated merger OMAX would not close prior to the adoption of SFAS 141R on May 1, 2009. Refer to an update on the contemplated merger with OMAX at Note 4 — Discontinued Operations, Mergers and Investments of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data.

Further, our results in fiscal year 2009 also include a non-cash goodwill impairment charge of $2.8 million, which represented the carrying value of all of our goodwill. This charge was recognized due to a combination of factors, including the current economic environment which has resulted in a significant decline in the results of our operations and the sustained period of decline in our market capitalization. Refer to further detail on our goodwill assessment for fiscal year 2009 in Note 10 — Goodwill of the Notes to the Condensed Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data.

Fiscal year 2008 compared to fiscal year 2007

In fiscal year 2008:

General and administrative expenses decreased by $3.0 million or 14% primarily due to lower professional fees for legal, audit and Sarbanes Oxley related compliance costs which were $5.4 million in fiscal year 2008 compared to $8.9 million in the prior year.

Other (Income) Expense

Interest Income and Interest Expense

	Year Ended April 30,			% Change 2009	% Change 2008
	2009	2008	2007	Versus 2008	Versus 2007
	(In thousands)

Interest Income	$494	$780	$838	(37)%	(7)%
Interest Expense	(1,562)	(419)	(409)	273%	2%

Our interest income was $494,000, $780,000, and $838,000 for the respective years ended April 30, 2009, 2008 and 2007. The decrease in fiscal year 2009 compared to fiscal year 2008 was mainly as a result of lower average cash balances and interest rates in investment accounts during the current year. Additionally, we wrote off $114,000 of accrued interest due from the Purchaser of Avure following an agreement with the Purchaser in fiscal year 2009 that only the principal amount on the note outstanding from the sale of the Avure Business would be paid. The moderate decrease in interest income in fiscal year 2008 when compared to fiscal year 2007 results from a moderate decline in average cash balances during fiscal year 2008 while the increase in fiscal year 2007 when compared to fiscal year 2006 was primarily a result of an increase in average invested cash balances in fiscal year 2007.

Our interest expense was $1.6 million, $419,000, and $409,000 for the respective years ended April 30, 2009, 2008 and 2007. The significant increase in interest expense in fiscal year 2009 when compared to fiscal year 2008 was primarily as a result of the following:

•	write-off of $654,000 of deferred financing fees upon the execution of an amendment to our Line of Credit Agreement in March 2009 which reduced our available borrowing capacity from $100 million to $40 million;

•	amortization of deferred financing fees over the life of the Line of Credit availability which amortization began in June 2008 upon the execution of the original Line of Credit Agreement with our Senior Lenders; and

•	an increase in interest charged on outstanding standby letters of credit which increased from $2.2 million at the end of fiscal year 2008 to $7.1 million by the end of fiscal year 2009. This increase was as a result of the timing of milestone payments from customers in our Advanced segment.

Interest expense in fiscal 2008 was comparable to fiscal year 2007.

Other Income (Expense), Net

Our Other Income (Expense), net in the Consolidated Statement of Operations is comprised of the following:

	Year Ended April 30,
	2009	2008	2007
	(In thousands)

Realized Foreign Exchange Gains (Losses), net	$74	$1,759	$213
Unrealized Foreign Exchange Gains (Losses), net	(1,571)	(2,904)	1,827
Miscellaneous Income (Expense)	883	(72)	88
Premium on Repurchase of Warrants	—	(629)	—
Hedging Costs	—	—	(206)

Total	$(614)	$(1,846)	$1,922

During the year ended April 30, 2009, we recorded Other Expense, net of $614,000 compared to Other Expense, net of $1.8 million and Other Income, net of $1.9 million for the year ended April 30, 2008 and 2007, respectively. These changes primarily resulted from the fluctuation in realized and unrealized foreign exchange gains and losses.

Miscellaneous income in fiscal year 2009 included royalty income of $418,000, net of settlement costs of $500,000, from the license of certain patents and $318,000 from a stockholder in settlement of a claim under Section 16(b) of the Exchange Act.

In fiscal year 2008, we repurchased 403,300 warrants from certain funds managed or advised by Third Point LLC for an aggregate purchase price of $3 million. The cash paid in excess of the fair market value of those warrants on the repurchase date of $629,000 was recorded as an Other Expense in fiscal year 2008.

The hedging costs recorded in fiscal year 2007 were related to cancelled hedges on derivative instruments that had been negotiated to mitigate the currency fluctuation risk of two significant aerospace contracts denominated in Euro that were subsequently cancelled prior to their completion.

Income Taxes

Our (benefit)/provision for income taxes for our continuing operations over the last three years consisted of:

	Year Ended April 30,			% Change 2009	% Change 2008
	2009	2008	2007	Versus 2008	Versus 2007
	(In thousands)

Current Tax Expense	$1,470	$4,475	$2,792	(67)%	60%
Deferred Tax (Benefit) Expense	(9,700)	(11,092)	194	(13)%	NM

NM = Not Meaningful

Under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, we recognize a net deferred tax asset for items that will generate a reduction in future taxable income to the extent that it is “more likely than not” that these deferred assets will be realized. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the period in which the tax benefit will be realized. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which the tax benefit will be realized. In determining the realizability of these assets, we considered numerous factors, including historical profitability, estimated future taxable income and the industry in which we operate. In fiscal year 2008, we reversed approximately $17.2 million and $1 million of valuation allowance against deferred tax assets related to U.S. and Germany net operating loss (NOL) carryforwards and other net deferred tax assets, respectively, after concluding that it was more likely than not that these benefits would be realized based on cumulative positive results of operations and anticipated future profit levels. At April 30, 2009, the recorded amount of our deferred tax assets was $20 million, net of valuation allowance on certain foreign NOLs.

Our foreign tax provision consists of current and deferred tax expense. The United States tax provision consists of current and deferred tax expense (benefit), state taxes and foreign withholding taxes. We do not permanently defer undistributed earnings of certain foreign subsidiaries. In the current year we repatriated $1.6 million, net of $329,000 withholding tax from these foreign subsidiaries and we plan to continue repatriating additional funds in the future.

In fiscal year 2008, the foreign tax provision consisted of current and deferred tax expense. The United States tax provision consisted primarily of federal alternative minimum tax, state taxes, and accrued foreign withholding taxes. We recorded a $304,000 liability for withholding taxes payable on future repatriation of foreign earnings in fiscal year 2008. In fiscal year 2008, we repatriated $9.8 million, net of tax of $885,000 million from two foreign subsidiaries.

The fiscal year 2007 tax provision consisted of current and deferred expense related to operations in foreign jurisdictions which were profitable, primarily in Taiwan and Germany. In addition, operations in certain jurisdictions (principally Canada and the United States) reported net operating losses for which no tax benefit was recognized as it was more likely than not that such benefit would not be realized at that time. In fiscal year 2007, we repatriated $8.0, net of tax of $1.4 million from certain foreign subsidiaries.

Liquidity and Capital Resources

Sources of Cash

Historically, our most significant sources of financing have been funds generated by operating activities, available cash and cash equivalents and available lines of credit. From time to time, we have borrowed funds from our available revolving credit facility.

Cash Generated by Operating Activities

Cash used in operating activities was $6.5 million for year ended April 30, 2009, compared to $14.0 million generated in the year ended April 30, 2008. This decrease was mainly attributable to lower revenue in fiscal 2009, as well as the timing of payments to vendors as well as payments for Restructuring and Other charges.

Available Cash and Cash Equivalents

At April 30, 2009 we had total cash and cash equivalents of $10.1 million, of which approximately $6.1 million was held by our non-U.S. subsidiaries. To the extent that our cash needs in the U.S. exceed our cash reserves and availability under our senior secured credit facility, we may repatriate some cash from certain of our foreign subsidiaries that we have previously repatriated cash from. This could be limited by our ability to repatriate such cash in a tax efficient manner. We believe that our existing cash and cash equivalents as of April 30, 2009, expected funds generated from our operations, and financing available under our existing credit facilities will be sufficient to fund our operations for at least the next twelve months. However, in the event that there are changes in our expectations or circumstances, we may need to raise additional funds through public or private debt or sale of equity to fund our operations. Subsequent to the end of fiscal year 2009, we filed a registration statement on Form S-3 filed with the SEC covering the offer and sale, at our discretion, of up to $35 million in common and preferred stock, warrants, and units. This registration statement has not yet been declared effective by the SEC.

Refer to Part II, Item 1A: Risk Factors for a discussion of the risks and uncertainties pertaining to our business and industry.

Credit Facilities and Debt

On March 10, 2009, we amended our Credit Facility Agreement to reduce our Line of Credit amount from $65 million to $40 million and to amend certain definitions of our covenants to exclude the $29 million provision for the patent litigation with OMAX from our Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) for the quarter ended January 31, 2009. Following this amendment, we borrowed $15 million of the funds available from our Line of Credit to fund the payment of amounts due to OMAX upon the simultaneous execution of the Settlement and Cross Licensing Agreement which is detailed in Note 15 — Commitments and Contingencies and an amendment to the Merger Agreement which is detailed in Note 4 — Discontinued Operations, Mergers and Investments.

We subsequently amended our Credit Facility Agreement on June 10, 2009 which amends the maturity date of the line as well as certain financial covenants that we are required to maintain. Under the amended covenants, we must maintain a minimum Consolidated Adjusted EBITDA of $8 million through the second quarter of fiscal 2011 and $10 million thereafter, based on the most recent four fiscal quarters. Consolidated Adjusted EBITDA is calculated as the amount equal to Consolidated Net Income for such period plus interest, income taxes, depreciation and amortization and other non-cash and certain other allowable adjustments as specifically defined in the credit agreement; including the $29 million provision for patent litigation recorded in the third quarter of fiscal year 2009. The minimum Consolidated Adjusted EBITDA required prior to this amendment was $20 million. The facility also has a minimum Fixed Charge Coverage Ratio of Consolidated Adjusted EBITDA to interest charges, cash tax and debt payments during the most recent four quarters of 3 to 1 which replaces the previous Consolidated Interest Coverage Ratio. The amendment also revises the Consolidated Leverage Ratio which is the ratio of consolidated indebtedness to Consolidated Adjusted EBITDA for the four most recent fiscal quarters to 1.75 to 1 during the fourth quarter of fiscal 2009, 2.85 to 1 for the first half of fiscal 2010, 2.25 to 1 in the third quarter of fiscal 2010 and 2 to 1 thereafter. A violation of the covenants, including the financial covenants, would result in event of default and accelerate the repayment of all unpaid principal and interest and the termination of any letters of credit. The maturity date of this Line of Credit was also amended to June 10, 2011.

Our leverage ratio, fixed charge coverage ratio, and our minimum rolling four fiscal quarters Consolidated Adjusted EBITDA were 1.52, 6.6 and $16.9 million, respectively, for the quarter ended April 30, 2009. Our calculations of these financial ratios are reported in Exhibit No. 99.1 of this Annual Report on Form 10-K. We were in compliance with all our financial covenants as of April 30, 2009, as amended.

We expect to be in compliance with our covenants pursuant to the Credit Facility Agreement for at least the next twelve months. However, in the event that there is a possibility of default, we may institute additional cost reductions, raise additional funds through public or private debt or sale of equity; possibly seek further amendments to our Credit Facility Agreement or a combination of these items. Refer to Part II, Item 1A: Risk Factors for discussion of the risks and uncertainties pertaining to our business and industry.

Interest on the Line of Credit is based on the bank’s prime rate or LIBOR rate plus a percentage spread between 1.75% and 3.75% depending on whether we use the bank’s prime rate or LIBOR rate and our current leverage ratios. We also pay an annual letter of credit fee equal to 1.25% of the amount available to be drawn under each outstanding letter of credit. The annual letter of credit fee is payable quarterly in arrears and varies depending on our leverage ratio.

As of April 30, 2009, we had $19.9 million available under our Line of Credit, net of $7.1 million in outstanding letters of credit.

We also have three unsecured credit facilities in Taiwan with a commitment totaling $4.0 million at April 30, 2009, bearing interest at 2.80% per annum. At April 30, 2009, all the credit facilities will mature within one year and the balance outstanding under these credit facilities amounts to $2.2 million, which is shown under Notes Payable in the Consolidated Financial Statements.

We have an outstanding seven-year collateralized long-term variable rate loan, expiring in 2011, bearing interest at an annual rate of 3.67% as of April 30, 2009. The loan is collateralized by our manufacturing facility in Taiwan. The outstanding balance on this loan was $1.9 million as of April 30, 2009.

Other Sources of Cash

In addition to cash and cash equivalents, cash from operations and cash available under our credit facilities, we also generate cash from the exercise of stock options. Cash received from the exercise of stock options was $1.2 million for the year ended April 30, 2008. There were no option exercises during fiscal year 2009.

Uses of Cash

Capital Expenditures

Our capital spending plans currently provide for outlays ranging from approximately $6 million to $8 million over the next twelve months, primarily related to the completion of Enterprise Resource Planning system as well as patent and trademark maintenance. It is expected that funds necessary for these expenditures will be generated internally or from available financing. To the extent that funds cannot be generated through operations or we are unable to obtain financing on reasonable terms, we will reduce our capital expenditures accordingly. Our capital spending for the year ended April 30, 2009 and 2008 amounted to $8.9 million and $6.3 million, respectively

Other Strategic Investments

As discussed in Note 4 — Discontinued Operations, Mergers and Investments of the Notes to the Condensed Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, on January 5, 2009, we entered into an equity purchase agreement in which we acquired a minority interest in Dardi International (“Dardi”), a waterjet manufacturer based in China, for $2 million in cash. Additionally, we incurred $1.7 million in direct costs attributed to the acquisition. We accounted for the $3.7 million investment in Dardi using the cost method. This investment has been classified as an Other Long-Term Asset on the Consolidated Balance Sheet.

As discussed above, we made the decision to terminate our option to acquire OMAX in May 2009 following a thorough investigation of financing alternatives to complete the merger and unsuccessful attempts to negotiate a lower purchase price. Refer to Note 4 — Discontinued Operations, Mergers and Investments of the Notes to the Condensed Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data for further details on the contemplated merger with OMAX including the execution of a Settlement and Cross Licensing Agreement with OMAX for $29 million payable to OMAX, of which $23 million had been funded as of April 30, 2009, and the anticipated charge that will be recorded in the first quarter of fiscal year 2010 in connection with the termination of the Merger Agreement.

Repayment of Debt and Notes Payable

Our total repayment of debt and notes payable were $2.8 million and $7.4 million for the year ended April 30, 2009 and 2008, respectively.

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

Disclosures about Contractual Obligations and Commercial Commitments

The following table summarizes our known future payments pursuant to certain contracts as of April 30, 2009 and the estimated timing thereof. More detail about our contractual obligations and commercial commitments are in Note 13 — Long-term Obligations and Notes Payable and Note 15 — Commitments and Contingencies of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data.

	Maturity by Fiscal Year
	2010	2011	2012	2013	2014	Thereafter	Total
	(In thousands)

Operating Leases	$3,284	$2,264	$1,534	$834	$69	$383	$8,368
Long-term Debt, Notes Payable & Capital Leases	3,651	1,395	554	—	—	—	5,600
Interest on Long-term Debt and Notes Payable(1)	775	718	707	59	—	—	2,259
Purchase Commitments(2)	23,299	60	—	—	—	—	23,359
Notes issuable to OMAX Corporation(3)	—	—	—	—	10,824	—	10,824
License Agreements	341	—	—	—	—	—	341
Consulting Agreements	2,250	—	—	—	—	—	2,250
Liabilities related to Unrecognized Tax benefits, including Interest and Penalties(4)	—	—	—	—	—	8,679	8,679

Total	$33,600	$4,437	$2,795	$893	$10,893	$9,062	$61,680

(1)	Amounts presented for interest payments assume that all long-term debt obligations outstanding as of April 30, 2009 will remain outstanding until maturity, and interest on variable-rate debt in effect as of April 30, 2009 will remain in effect until maturity.

(2)	Purchase obligations include agreements to purchase goods or services that are enforceable, are legally binding and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations do not include agreements that are cancelable without penalty. Additionally, although they are not legally binding agreements, open purchase orders for inventory purchases are included in the table above. Substantially all open purchase orders are fulfilled within 30 days. We expect to fund these commitments with existing cash and our cash flows from operations in future periods.

(3)	Portion of amount payable to OMAX upon the execution of a Settlement and Cross Licensing Agreement in March 2009 and payable to OMAX in connection with the termination of the Merger Agreement, which will be funded through the issuance of two subordinated promissory notes with face values of $6 million and $4 million in the first quarter of fiscal year 2010. Pursuant to the Settlement and Cross Licensing Agreement and the separate Merger Agreement, these promissory notes will bear interest at a compounded annual rate of 2% with accumulated interest and principal payable in August 2013. As the stated interest rate on the two notes of 2% is below our incremental borrowing rate, we will discount these notes upon issuance and record the subsequent amortization of the discount on the notes to interest expense.

(4)	We have unrecognized tax benefits of $8.7 million associated with uncertain tax positions as of April 30, 2009. This potential liability may result in cash payments to tax authorities. The timing of payments related to these obligations is uncertain; however, none of this amount is expected to be paid within the next twelve months.

Off-Balance Sheet Arrangements

As of April 30, 2009, the Company had no off-balance sheet arrangements.

Critical Accounting Estimates

Our discussion and analysis of the financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make certain assumptions and estimates about future events, and apply judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our consolidated financial statements. We base our assumptions, estimates, and judgment on historical experience, current trends and other factors which management believes to be relevant and appropriate at the time our consolidated financial statements are prepared. On a regular basis, management reviews its assumptions, estimates, and judgments to ensure that our consolidated financial statements are presented fairly. However, because future events cannot be determined with certainty, actual results may differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are summarized in Item 8 — Note 1, The Company and Summary of Significant Accounting Policies, to the Consolidated Financial Statements. Management identifies its most critical accounting policies as those that are the most pervasive and important to the portrayal of the Company’s financial position and results of operations, and that require the most difficult, subjective and/or complex judgments by management regarding estimates that are inherently uncertain.

Accounting Policy		Judgments/Uncertainties Affecting Application

Goodwill and Other Intangible Assets	•	Estimated useful lives for finite-lived intangible assets
	•	Judgment about impairment triggering events
	•	Estimates of a reporting unit’s fair value
Impairment of Long Lived Assets	•	Judgment about triggering events
	•	Recoverability of investments through future operations
	•	Estimated useful lives of assets
	•	Estimates of future cash flows
Valuation of Deferred Tax Assets and Uncertain Tax Positions	•	Ability of tax authority decisions to withstand legal challenges and appeals
	•	Anticipated future decisions of tax authorities
	•	Application of tax statutes and regulations to transactions
	•	Ability to utilize tax benefits through carrybacks to prior periods and carryforwards to future periods
Contingencies	•	Judgment about likelihood of event(s) occurring
	•	Estimated financial impact of event(s)
	•	Regulatory and political environments and requirements
Revenue Recognition	•	Judgment regarding fair value in multiple element arrangements
	•	Estimates about anticipated contract costs and progress made towards the completion of projects
Inventory Reserves	•	Judgment regarding inventory aging, forecasted consumer demand, the promotional environment and technological obsolescence
	•	Application of judgment regarding historical results and current inventory loss trends
Cost Method Investments	•	Judgment about fair value
	•	Recoverability of investments

Goodwill and Other Intangible Assets

SFAS No. 142 “Goodwill and Other Intangible Asset” (“SFAS 142”) requires that goodwill be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce their fair value below their carrying amount. Our market capitalization has been significantly impacted by the extreme volatility in the U.S. equity and credit markets and was trading below the book value of shareholders’ equity for majority of the last six months of fiscal year 2009. As a result, we evaluated whether the decrease in the market capitalization reflected factors that would more likely than not reduce the fair value of our reporting units below their carrying value. Based on a combination of factors, including the current economic environment which has resulted in a significant decline in the results of our operations and the sustained period of decline in market capitalization, we concluded that there were sufficient indicators to perform an interim impairment test. We follow a two step process for impairment testing of goodwill. The first step of this test, used to identify potential impairment, compares the fair value of a reporting unit with our carrying amount, including goodwill. The second step, if necessary, measures the amount of the impairment, by calculating an implied fair value of goodwill. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles.

The goodwill impairment analysis under the requirements of SFAS 142 is performed at the reporting unit level. A reporting unit is defined as the same as or one level below an operating segment as defined in SFAS No. 131 “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”). Our reporting units for the purposes of the goodwill impairment analysis are Standard and Advanced.

The first step of our fiscal 2009 impairment analysis — which was conducted during the reporting period ended January 31, 2009 based on triggering events which indicated that impairment may exist — utilized the income approach, which estimates the fair value based on the future discounted cash flows. This was the same valuation technique used in our annual fiscal 2008 impairment analysis. The key assumptions used to determine the fair value of our reporting units during this impairment analysis were: (a) expected cash flow for a period of 5 years; (b) terminal value based upon terminal growth rates of between 3% and 5%; and (c) a discount rate of 15% which was based on our best estimate of the weighted average cost of capital adjusted for risks associated with the reporting units. We believe the assumptions used in the fiscal 2009 impairment analysis are consistent with the risk inherent in the business models of the reporting units and within our industry. Based on the first step of this analysis, we determined that the fair value of both our reporting units, were in excess of their carrying value.

Although the first step of the two step testing process for the impairment of our goodwill using the income approach indicated that the fair value of goodwill exceeded its recorded carrying value as of January 31, 2009, as a result of recent substantial volatility in the capital markets, our stock price and market value had decreased significantly as of January 31, 2009. We therefore determined that it was appropriate to use a market approach to perform a comparison of the carrying value of its reporting units to its market capitalization, after appropriate adjustments for control premium and other considerations. Using this approach, our market capitalization was determined to be significantly less than the net book value (i.e., stockholders’ equity as reflected in our financial statements) of each reporting unit. Based on this condition, we performed the second step of the two step testing which consisted of a hypothetical valuation of all the tangible and intangible assets of the reporting units. Based on this second step analysis, we concluded that the goodwill in each of our reporting units was impaired and recorded a non-cash expense, of $2.8 million in fiscal year 2009.

Impairment of Long Lived Assets

We routinely consider whether indicators of impairment of our property and equipment assets, particularly our manufacturing equipment, are present. If such indicators are present, we determine whether the sum of the estimated undiscounted cash flows attributable to the asset group in question is less than their carrying value. For purposes of impairment testing, long-lived assets are grouped at the component level, which for us is by regional locations, as this is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.

If the sum of the undiscounted cash flows attributable to the asset group is less than the carrying value of the asset group, an impairment loss is recognized based on the excess of the carrying value of the asset group over its respective fair value. Fair value is determined by discounting estimated future cash flows, appraisals or other methods deemed appropriate. If the asset group determined to be impaired are to be held and used, we recognize an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset group is less than the assets’ carrying value. The fair value of the assets then becomes the assets’ new carrying value, which is depreciated over the remaining estimated useful life of the assets. In connection with the triggering events discussed in our Goodwill and Other Intangible Assets section above, during each reporting period in fiscal year 2009, we reviewed our long-lived assets and determined that none of our long-lived asset groups were impaired. This determination was based on reviewing estimated undiscounted cash flows for our asset groups, which were greater than their carrying values.

The evaluation of the recoverability of long-lived assets requires us to make significant estimates and assumptions. The principal assumptions utilized in our estimated undiscounted cash flows for long-lived assets include (a) revenue growth rates ranging from -10% to 10% and (b) operating profit ranging from -5% to 15%. For this analysis, negative revenue and operating profit growth rates were considered in the near term for certain asset groups based on current economic conditions. Revenue growth rate and operating profit assumptions are consistent with those utilized in our operating plan and long-term financial planning process. Methodologies used for valuing our long lived assets have not changed from prior periods.

A 10% change in the estimates and assumptions used to calculate the estimated undiscounted cash flows, which is a reasonable change in our assumptions, would not result in a shortfall of the sum of the estimated undiscounted cash flows against carrying value for any of our asset groups tested for impairment. We will continue to monitor circumstances and events in future periods to determine whether additional asset impairment testing is warranted.

Valuation of Deferred Tax Assets and Uncertain Tax Positions

We account for uncertain tax positions in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the consolidated financial statements. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (Step 1) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (Step 2) is only addressed if Step 1 has been satisfied. Under Step 2, the tax benefit is measured at the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon settlement. As used in FIN 48, the term “more likely than not” means that the likelihood of an occurrence is greater than 50%. We adopted FIN 48 as of May 1, 2007. To the extent that we prevail in matters for which unrecognized tax benefits have been established, or are required to pay amounts in excess of our unrecognized tax benefits, our effective tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement would require the use of our cash and would result in an increase to our effective income tax rate in the period of resolution. A favorable tax settlement would be recognized as a reduction in our effective income tax rate in the period of resolution.

Our annual effective tax rate is based on income, statutory tax rates and tax planning strategies available in various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining our tax expense and in evaluating tax positions. Tax positions are reviewed quarterly and balances are adjusted as new information becomes available. Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse. Future tax benefits of tax losses and credit carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. As of April 30, 2009, we had approximately $37.6 million of domestic net operating loss and $31.4 million of state net operating loss carryforwards to offset certain earnings for federal and state income tax purposes. These net operating loss carryforwards expire between fiscal year 2022 and fiscal year 2026. Net operating loss carryforwards in foreign jurisdictions amount to $34.9 million. Most of the foreign net operating losses can be carried forward indefinitely, with certain amounts expiring between fiscal years 2014 and 2017. The federal, state and foreign net operating loss carryforwards per the income tax returns filed include uncertain tax positions taken in prior years. Due to the application of FIN 48, the net operating loss carryforwards per the income tax returns are larger than the net operating loss carryforwards considered more likely than not to be realized in recognizing deferred tax assets for consolidated financial statement purposes. We also have a capital loss carryover of $4.3 million which expires in 2011. Utilization of net operating losses may be subject to limitation due to ownership changes and other limitations provided by the Internal Revenue code and similar state provisions. If such a limitation applies, the net operating loss may expire before full utilization.

Our income tax returns are periodically audited by domestic and foreign tax authorities. These audits include questions regarding our filing tax positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities.

Legal Contingencies

At any time, we may be involved in certain legal proceedings. Our policy is to routinely assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after thoughtful analysis of each known issue and an analysis of historical experience. We record reserves related to certain legal matters for which it is probable that a loss has been incurred and the range of such loss can be estimated. Gain contingencies are not recorded until management determines it is certain that the future event will become or does become a reality. Such determinations are subject to interpretations of certain facts and circumstances, forecasts of future events, and estimates of financial impacts of such events. Management discloses the facts regarding material matters assessed as reasonably possible and potential exposure, if determinable. Costs incurred with defending claims are expensed as incurred. As of April 30, 2009, we have accrued our estimate of the probable liabilities for the settlement of these claims. Refer to Note 15, Commitments and Contingencies of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data.

Because of inherent uncertainties related to these legal matters, we base our loss accruals on the best information available at the time. As additional information becomes available, we reassess our potential liability and may revise our estimates. Such revisions could have a material impact on future quarterly or annual results of operations.

Revenue Recognition

The Company sells ultrahigh-pressure waterjet systems. Sales of waterjet systems within in the Standard segment are primarily related to the Company’s cutting and cleaning systems using ultrahigh-pressure water pumps and do not require significant custom configuration or modifications. Installation of these waterjet systems by the Company is not essential to the functionality of the waterjet systems but the Company does provide installation as a separate service. Sales of waterjet systems within the Advanced segment are generally complex aerospace and automation systems, which require specific custom configuration and advanced features to match unique customer applications as well as parts and services to sustain these installed systems. Installation by the Company is essential to the functionality of waterjet systems sold within the Advanced segment.

The Company recognizes revenue for sales of ultrahigh-pressure waterjet pumps, consumables, and services, and billing for freight charges, in accordance with SEC Staff Accounting Bulletin No. 104

(“SAB 104”), “Revenue Recognition in Financial Statements” and EITF Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.”. Additionally, because FlowMastertm software, our PC-based waterjet control, is essential to the functionality of the Company’s waterjet systems, the Company recognizes revenue on sales of waterjet systems in accordance with Statement of Position 97-2 (“SOP 97-2”), “Software Revenue Recognition.” Specifically, for our waterjet systems that do not require significant modification or customization, the Company recognizes revenue when persuasive evidence of an arrangement exists, title and risk of loss have passed to the customer, the price is fixed or determinable, and collectibility is reasonably assured, or probable in the case of sale of waterjet systems.

Unearned revenue is recorded for products or services that have not been provided but have been invoiced under contractual agreements or paid for by a customer, or when products or services have been provided but all the criteria for revenue recognition have not been met.

We recognize revenue for delivered elements only when the delivered elements have standalone value, fair values of undelivered elements are known, uncertainties regarding customer acceptance are resolved, and there are no customer-negotiated refund or return rights affecting the revenue recognized for delivered elements. For contract arrangements that combine deliverables such as systems with embedded software, and installation, each deliverable is generally considered a separate unit of accounting or element. The consideration received is allocated among the separate units of accounting based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units. In cases where there is objective and reliable evidence of the fair value of the undelivered item in an arrangement but no such evidence for the delivered item, the residual method is used to allocate the arrangement consideration.

In general, sales of our waterjet systems within our Standard segment are FOB shipping point or FOB destination, depending on geographical location, and the title passes to the customer based on the specific terms in each contract.

For complex aerospace and automation systems designed and manufactured to buyers’ specification, the Company recognizes revenue using the percentage of completion method in accordance with Statement of Position 81-1 (“SOP 81-1”), “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Typical lead times can range from two to 18 months. Sales and profits on such contracts are recorded based on the ratio of total actual incurred costs to date to the total estimated costs for each contract (the “cost-to-cost” method). Losses on contracts are recognized in the period in which they are determined. The impact of revisions of contract estimates is recognized as a cumulative change in estimate in the period in which the revisions are made.

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

Valuation of Cost Method Investments

We account for our investments in non-marketable equity securities that do not have a readily determinable fair value under the cost method of accounting. We regularly analyze our portfolio cost method investments for other than temporary declines in fair value. This analysis requires significant judgment as well as the use of estimates and assumptions. The primary factors considered when determining if a charge must be recorded because a decline in the fair value of an investment is other than temporary include whether: (i) the fair value of the investment is significantly below our cost basis; (ii) the financial condition of the issuer of the security has deteriorated; (ii) the decline in fair value has existed for an extended period of time; and (iii) we have the intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. As of April 30, 2009, we held one investment accounted for under the cost method of accounting at a carrying value of $3.7 million.

Recently Issued Accounting Pronouncements

Refer to Note 2 — Recently Issued Accounting Pronouncements of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, for a discussion of recently issued accounting developments.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The types of market risk we are exposed to in our normal business activities are interest rate risk and currency exchange risk.

Interest Rate Risk

We are exposed to fluctuations in interest rates through our issuance of fixed rate and variable rate debt. At April 30, 2009, we had $18.5 million in interest bearing debt and notes payable. Of this amount, $1.9 million was variable rate debt with an interest rate of 3.67% per annum as of April 30, 2009 and $15.2 million was related to borrowings under our lines of credit at variable interest rates ranging from 2.8% to 5.0%. Refer to Note 13 Long-term Obligations and Notes Payable of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, for additional contractual information on our long-term obligations and notes payable. As of April 30, 2009, a 10% change in variable interest rates would result in a $73,000 change in interest expense on a rolling twelve month basis. At April 30, 2009, we had no derivative instruments to offset the risk of interest rate changes. We may choose to use derivative instruments, such as interest rate swaps, caps, collars and put or call options, to manage the risk associated with interest rate changes in future periods.

Foreign Currency Exchange Rate Risk

We transact business in a number of countries around the world and as a result are exposed to changes in foreign currency exchange rates. Costs in some countries are incurred, in part, in currencies other than the applicable functional currency. Our non-U.S. operations account for approximately 58% of consolidated revenue. Based on our results for the year ended April 30, 2009 for our foreign subsidiaries, and based on the net position of foreign assets less liabilities, a hypothetical near-term 10% appreciation of the U.S. dollar against all foreign currencies in the countries in which we have continuing operations could positively impact operating income (expense) and other income (expense) by approximately $217,000 and $245,000, respectively. Conversely, a hypothetical 10% devaluation of the U.S. dollar against all foreign currencies in the countries in which we have continuing operations could negatively impact operating income (expense) and other income (expense) by approximately $265,000 and $300,000, respectively. Our consolidated financial position and cash flows could be similarly impacted. We selectively utilize forward exchange rate contracts which we have not designated as cash flow hedges to protect against the adverse effect exchange rate fluctuations may have on foreign currency denominated accounts receivable and accounts payable (both trade and inter-company).

Item 8.	Financial Statements and Supplementary Data

The following consolidated financial statements are filed as a part of this report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Flow International Corporation
Kent, Washington

We have audited the accompanying consolidated balance sheets of Flow International Corporation and subsidiaries (the “Company”) as of April 30, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and compressive income (loss), and cash flows for each of the three years in the period ended April 30, 2009. Our audits also included the financial statement schedules listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of April 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedules and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Flow International Corporation and subsidiaries as of April 30, 2009 and

2008, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/  Deloitte & Touche LLP

Seattle, Washington
June 26, 2009

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	April 30,
	2009	2008
	(In thousands, except share amounts)

ASSETS:
Current Assets:
Cash and Cash Equivalents	$10,117	$29,099
Restricted Cash	220	142
Receivables, net	32,103	33,632
Inventories	21,480	29,339
Deferred Income Taxes, net	8,686	2,889
Deferred Acquisition Costs (Note 4)	17,093	7,953
Other Current Assets	5,544	6,456

Total Current Assets	95,243	109,510
Property and Equipment, net	22,983	18,790
Intangible Assets, net	4,456	4,062
Goodwill (Note 10)	—	2,764
Deferred Income Taxes, net	17,480	15,535
Other Long-Term Assets	4,798	494

	$144,960	$151,155

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Notes Payable (Note 13)	$15,226	$1,118
Current Portion of Long-Term Obligations	1,367	977
Accounts Payable	10,215	19,516
Accrued Payroll and Related Liabilities	5,406	8,189
Taxes Payable and Other Accrued Taxes	2,276	3,617
Deferred Income Taxes	651	686
Deferred Revenue	4,649	4,980
Customer Deposits	3,322	4,549
Reserve for Patent Litigation (Note 4)	15,000	—
Other Accrued Liabilities	9,208	9,753

Total Current Liabilities	67,320	53,385
Long-Term Obligations, net	1,937	2,333
Deferred Income Taxes	5,498	7,787
Reserve for Patent Litigation (Note 4)	6,000	—
Other Long-Term Liabilities	1,494	1,586

	82,249	65,091

Commitments and Contingencies (Note 15)
Shareholders’ Equity:
Series A 8% Convertible Preferred Stock — $.01 par value, 1,000,000 shares authorized, none issued	—	—
Common Stock — $.01 par value, 49,000,000 shares authorized, 37,704,684 and 37,589,787 shares issued and outstanding at April 30, 2009 and 2008, respectively	372	371
Capital in Excess of Par	140,634	139,007
Accumulated Deficit	(71,403)	(47,584)
Accumulated Other Comprehensive Loss:
Defined Benefit Plan Obligation, net of income tax of $37 and $93	(80)	(280)
Cumulative Translation Adjustment, net of income tax of $508 and $764	(6,812)	(5,450)

Total Shareholders’ Equity	62,711	86,064

	$144,960	$151,155

The accompanying notes are an integral part of these consolidated financial statements.

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended April 30,
	2009	2008	2007
	(In thousands, except per share amounts)

Sales	$210,103	$244,259	$213,435
Cost of Sales	121,775	142,549	122,662

Gross Margin	88,328	101,710	90,773

Operating Expenses:
Sales and Marketing	41,170	42,272	39,478
Research and Engineering	8,644	8,771	9,383
General and Administrative	29,506	33,888	37,255
Provision for Patent Litigation	29,000	—	—
Goodwill Impairment	2,764	—	—
Restructuring and Other Operating Charges	6,878	—	—

	117,962	84,931	86,116

Operating Income (Loss)	(29,634)	16,779	4,657
Interest Income	494	780	838
Interest Expense	(1,562)	(419)	(409)
Other Income (Expense), net	(614)	(1,846)	1,922

Income (Loss) Before Provision for Income Taxes	(31,316)	15,294	7,008
(Provision) Benefit for Income Taxes	8,230	6,617	(2,986)

Income (Loss) from Continuing Operations	(23,086)	21,911	4,022
Income (Loss) from Operations of Discontinued Operations, Net of Income Tax of $0, $230, and $236	(733)	443	418
Loss on Sale of Discontinued Operations, Net of Income Tax of $0, $0, and $0	—	—	(685)

Net Income (Loss)	$(23,819)	$22,354	$3,755

Basic Income (Loss) Per Share:
Income (Loss) from Continuing Operations	$(0.61)	$0.59	$0.11
Income (Loss) from Operations of Discontinued Operations	(0.02)	0.01	(0.01)

Net Income (Loss)	$(0.63)	$0.60	$0.10

Diluted Income (Loss) Per Share:
Income (Loss) from Continuing Operations	$(0.61)	$0.58	$0.11
Income (Loss) from Operations of Discontinued Operations	(0.02)	0.01	(0.01)

Net Income (Loss)	$(0.63)	$0.59	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended April 30,
	2009	2008	2007
		(In thousands)

Cash Flows from Operating Activities:
Net Income (Loss)	$(23,819)	$22,354	$3,755
Adjustments to reconcile Net Income (Loss) to Cash Provided by (Used In) Operating Activities:
Depreciation and Amortization	4,343	3,974	2,981
Deferred Income Taxes	(9,264)	(10,931)	(970)
Excess Tax Benefits from Exercise of Stock Options	—	(291)	—
Premium on Warrant Repurchase	—	629	—
Provision for Slow Moving and Obsolete Inventory	675	1,307	46
Bad Debt Expense	1,225	1,805	1,143
Warranty Expense	3,415	3,589	4,306
Incentive Stock Compensation Expense	1,724	695	769
Loss on Sale of Discontinued Operations	—	—	685
Unrealized Foreign Exchange Currency Losses (Gains)	1,571	2,904	(1,827)
Provision for Patent Litigation	29,000	—	—
Goodwill Impairment	2,764	—	—
Other	539	738	(784)
Write-off and Amortization of Debt Issuance Costs	879	—	—
Write-off of Previously Deferred Direct Transaction Fees	3,767	—	—
Changes in Operating Assets and Liabilities:
Receivables	(1,392)	(6,121)	6,803
Inventories	5,044	(2,894)	(3,727)
Other Operating Assets	(316)	2,066	(344)
Accounts Payable	(10,494)	790	(3,972)
Accrued Payroll and Related Liabilities	(2,655)	2,027	(1,046)
Deferred Revenue	(107)	(389)	(1,162)
Customer Deposits	(784)	(1,671)	(1,779)
Payment for Patent Litigation	(8,000)	—	—
Other Operating Liabilities	(4,579)	(6,610)	(679)

Cash Provided by (Used in) Operating Activities	(6,464)	13,971	4,198

Cash Flows From Investing Activities:
Expenditures for Property and Equipment	(8,150)	(5,748)	(6,477)
Expenditures for Intangible Assets	(782)	(555)	(467)
Cash Received in Sale of Business, Net of Cash Sold	—	—	995
Settlement on Sale of Avure Business	—	—	(985)
Purchase of Short-term Investments	—	—	(750)
Proceeds from Sale of Short-term Investments	—	773	—
Proceeds from Sale of Property and Equipment	195	254	5
Payments for Contemplated OMAX Acquisition	(13,336)	(7,430)	—
Payments for Dardi Investment	(3,604)	(78)	—
Restricted Cash	(78)	(142)	—
Other	217	—	—

Cash Used in Investing Activities	(25,538)	(12,926)	(7,679)

Cash Flows from Financing Activities:
Repayments on Senior Credit Agreement	(2,000)	—	—
Borrowings on Senior Credit Agreement	15,000	—	—
Repayments Under Notes Payable	—	(6,616)	(1,614)
Borrowings Under Notes Payable	1,264	1,106	5,823
Repayments Under Other Financing Arrangements	726	—	—
Borrowings Under Other Financing Arrangements	(193)	—	—
Payments of Capital Lease Obligations	(294)	(101)	(49)
Borrowings Under Capital Lease Obligations	771	319	—
Payments of Long-Term Obligations	(781)	(785)	(931)
Proceeds from Exercise of Stock Options	—	1,198	2,494
Excess Tax Benefits from Exercise of Stock Options	—	291	—
Payments for Debt Issuance Costs	(1,364)	—	—
Payments for Warrants Repurchase	—	(3,010)	—

Cash Provided by (Used in) Financing Activities	13,129	(7,598)	5,723

Effect of Changes in Exchange Rates	(109)	(2,636)	(128)
Increase (Decrease) in Cash And Cash Equivalents	(18,982)	(9,189)	2,114
Cash and Cash Equivalents at Beginning of Period	29,099	38,288	36,174

Cash and Cash Equivalents at End of Period	$10,117	$29,099	$38,288

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Year for:
Interest	$1,419	$341	$229
Income Taxes	2,557	6,961	6,495
Supplemental Disclosures of Noncash Investing and Financing Activities
Nonmonetary exchange of assets	—	—	250
Issuance of compensatory common stock on executive incentive compensation plan	—	—	884
Accounts Payable incurred to acquire Property and Equipment, and Intangible Assets	2,352	745	961
Accrued Liabilities incurred for Pending Acquisition	—	445	—

The accompanying notes are an integral part of these consolidated financial statements.

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

				Retained	Accumulated
	Common Stock		Capital	Earnings	Other	Total
		Par	in Excess	(Accumulated	Comprehensive	Shareholders’
	Shares	Value	of Par	Deficit)	Income (Loss)	Equity
	(In thousands)

Balances, May 1, 2006	36,943	$364	$137,337	$(73,150)	$(7,999)	$56,552
Cumulative effect of the adoption of 123R			(313)			(313)
Components of Comprehensive Income in 2007:
Net Income				3,755		3,755
Reclassification Adjustment for Settlement of Cash Flow Hedges, net of income tax of $0					273	273
Cumulative Translation Adjustment, net of Income Tax of $0					(1,028)	(1,028)

Comprehensive Income						3,000

Cumulative effect of the adoption of FAS 158					(201)	(201)
Exercise of Warrants & Options	168	2	1,408			1,410
Stock Compensation	157	1	775			776

Balances, May 1, 2007	37,268	$367	$139,207	$(69,395)	$(8,955)	$61,224
Cumulative effect upon adoption of FIN 48				(543)		(543)
Components of Comprehensive Income in 2008:
Net Income				22,354		22,354
Defined Benefit Pension Plan Adjustment, net of Income Tax of $25					(80)	(80)
Cumulative Translation Adjustment, net of Income Tax of $764					3,305	3,305

Total Comprehensive Income						25,579

Exercise of Options	252	3	1,195			1,198
Tax Benefit from Exercise of Stock Options			291			291
Repurchase of Warrants			(2,380)			(2,380)
Stock Compensation	70	1	694			695

Balances, April 30, 2008	37,590	$371	$139,007	$(47,584)	$(5,730)	$86,064
Components of Comprehensive Income in 2009:
Net Loss				(23,819)		(23,819)
Defined Benefit Pension Plan Adjustment, net of Income Tax Benefit of $(56)					200	200
Cumulative Translation Adjustment, net of Income Tax Benefit of ($256)					(1,362)	(1,362)

Total Comprehensive Income						(24,981)

Stock Compensation	115	1	1,627			1,628

Balances, April 30, 2009	37,705	$372	$140,634	$(71,403)	$(6,892)	$62,711

The accompanying notes are an integral part of these consolidated financial statements.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three-year period ended April 30, 2009
(All tabular dollar amounts in thousands except per share and option amounts)

Note 1 —	The Company and Summary of Significant Accounting Policies:

Reporting Policies

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

Effective May 1, 2008, Flow modified its internal reporting process and the manner in which the business is managed and in turn, reassessed its segment reporting. As a result of this process, the Company is now reporting its operating results to the chief operating decision maker based on market segments which has resulted in a change to the operating and reportable segments. Previously, the Company managed its business based on geography. The Company’s change in operating and reportable segments from a geographic basis to market segments is consistent with management’s long-term growth strategy. The Company’s new reportable segments are Standard and Advanced. The Standard segment includes sales and expenses related to the Company’s cutting and cleaning systems using ultrahigh-pressure water pumps as well as parts and services to sustain these installed systems. Systems included in this segment do not require significant custom configuration. The Advanced segment includes sales and expenses related to the Company’s complex aerospace and application systems which require specific custom configuration and advanced features to match unique customer applications as well as parts and services to sustain these installed systems.

Financial information about the Company’s segments is included in Note 3: Business Segments.

Principles of Consolidation

The consolidated financial statements include the accounts of Flow International Corporation and its wholly-owned subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation. The Company accounts for its investments in non-marketable equity securities of less than 20% ownership that do not have a readily determinable fair value under the cost method of accounting.

Foreign Currency Translation

The financial statements of foreign subsidiaries have been measured and translated in accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”. The local currency is the functional currency for all operations outside of the United States. Assets and liabilities are translated at the exchange rate in effect as of our balance sheet date. Revenues and expenses are translated at the average monthly exchange rates throughout the year. The effects of exchange rate fluctuations in translating assets and liabilities of international operations into U.S. dollars are accumulated and reflected as a cumulative translation adjustment in the accompanying Consolidated Statements of Stockholders’ Equity. Transaction gains and losses are included in net income (loss).

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net realized and unrealized foreign exchange gains and (losses) included in Other Income (Loss) for each of the respective years ended April 30, 2009, 2008 and 2007 were:

	Year Ended April 30,
	2009	2008	2007

Net Realized Foreign Exchange Gains	$74	$1,759	$213
Net Unrealized Foreign Exchange Gains (Losses)	(1,571)	(2,904)	1,827

Use of Estimates

The Company prepares its consolidated financial statements in conformity with U.S. generally accepted accounting principles. This requires management to make estimates and assumptions during our reporting periods and at the date of our financial statements. These estimates and assumptions affect the Company’s:

•	reported amounts of assets, liabilities and equity;

•	disclosure of contingent assets and liabilities; and

•	reported amounts of revenues and expenses.

Actual results could differ from those estimates and assumptions.

Accounting Changes Implemented in Fiscal 2009

Fair Value Measurements for Financial Assets and Financial Liabilities

The Company adopted Statement of Financial Accounting Standards No. 157, “Defining Fair Value Measurement” (“SFAS 157”) for its financial assets and financial liabilities on May 1, 2009. Issued by the FASB in September 2006, SFAS 157:

•	provides a common definition of fair value;

•	establishes a framework for measuring fair value in generally accepted accounting principles; and

•	expands disclosures about fair value instruments.

It applies when other accounting standards require or permit fair-value measurements. However, it does not require any new fair-value measurements. In February 2008, the FASB issued FSP 157-2, “Partial Deferral of the Effective Date of Statement 157” (“FSP No. 157-2”). FSP 157-2 delays the effective date of SFAS 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 which will be the beginning of the Company’s fiscal 2010. The adoption of SFAS 157 at May 1, 2008 for all financial assets and liabilities did not have a material impact on the financial statements of the Company. Refer to Note 14 — Fair Value of Financial Instruments for additional disclosure on the adoption of SFAS 157.

Accounting for Certain Key Items

This section provides information about how the Company accounts for certain key items related to:

•	capital investments,

•	financing our business and

•	operations

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Policies related to Capital Investments

Goodwill and Other Intangible Assets

In accordance with Statement of Financial Accounting Standard 142 (“FAS 142”), “Goodwill and Other Intangible Assets,” the Company does not amortize goodwill or intangible assets with indefinite lives. Goodwill and intangible assets with indefinite lives are tested for impairment at each year end, or more frequently, if a significant event occurs. Intangible assets with a finite life are tested for impairment when events or change in circumstances indicate the carrying value may not be recoverable. To test goodwill for impairment, the Company compared the fair value of its reporting units, and, if necessary, the implied fair value of goodwill, with the corresponding carrying values. If necessary, the Company recorded an impairment charge for any shortfall. The Company determined the fair value of its reporting units using a discounted cash flow model and used other measures of fair value, such as purchase prices offered by potential buyers of businesses that might be sold, if they were viewed as better indicators of fair value. The Company’s annual impairment testing date has typically been April 30. The Company conducted this annual impairment test of goodwill as of April 30 and concluded that goodwill was not impaired for the two-year period ended April 30, 2008. An interim impairment testing was conducted as of January 31, 2009 following a determination that triggering events, including the current economic environment which has resulted in a significant decline in the results of the Company’s operations and the sustained period of decline in market capitalization, existed which indicated that the Company’s goodwill was impaired. In connection with this analysis, the Company used a market approach for fair value and concluded that there was an impairment in the carrying value of its goodwill for both reporting units and recorded a non-cash impairment charge of $2.8 million in fiscal year 2009.

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

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standard No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company routinely considers whether indicators of impairment of its property and equipment assets, particularly its manufacturing equipment, are present. If such indicators are present, the Company determines whether the sum of the estimated undiscounted cash flows attributable to the asset group in question is less than their carrying value. For purposes of impairment testing, long-lived assets are grouped at the component level, which for the Company is by regional locations, as this is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.

If the sum of the undiscounted cash flows attributable to the asset group is less than the carrying value of the asset group, an impairment loss is recognized based on the excess of the carrying value of the asset group over its respective fair value. Fair value is determined by discounting estimated future cash flows, appraisals or other methods deemed appropriate. If the asset group determined to be impaired are to be held and used, the Company recognizes an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset group is less than the assets’ carrying value. The fair value of the assets then becomes the assets’ new carrying value, which is depreciated over the remaining estimated useful life of the assets. In connection with the triggering events discussed in the Company’s Goodwill and Other Intangible Assets section above, during each reporting period in fiscal year 2009 the Company reviewed its long-lived assets and determined that none of its long-lived assets were impaired for its asset groups. The determination was based on reviewing estimated undiscounted cash flows for the Company’s asset groups.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The evaluation of the recoverability of long-lived assets requires the Company to make significant estimates and assumptions. The principal assumptions utilized in our estimated undiscounted cash flows for long-lived assets include (a) revenue growth rates ranging from -10% to 10% and (b) operating profit ranging from -5% to 15%. For this analysis, the negative revenue and operating profit growth rates were considered in the near term for certain asset groups based on current economic conditions. Revenue growth rate and operating profit assumptions are consistent with those utilized in our operating plan and long-term financial planning process. Methodologies used for valuing our long lived assets have not changed from prior periods.

A 10% change in the estimates and assumptions used to calculate the estimated undiscounted cash flows, which is a reasonable change in the Company’s assumptions, would not result in a shortfall of the sum of the estimated undiscounted cash flows against carrying value for any of its asset groups. The Company will continue to monitor circumstances and events in future periods to determine whether additional asset impairment testing is warranted.

Policies related to Financing Our Business

Financial Instruments

The carrying amount of cash and cash equivalents, receivables, accounts payable, accrued expenses, and customer deposits approximate fair value due to their relatively short maturities. Debt and notes payable reflect a market rate of interest, as such recorded amounts approximate fair value.

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

The Company selectively utilizes forward exchange rate contracts to hedge its exposure to adverse exchange rate fluctuations on foreign currency denominated accounts receivable and accounts payable (both trade and inter-company). These forward contracts have not been designated as hedges under SFAS 133. At the end of each month, the Company marks the outstanding forward contracts to market and records an unrealized foreign exchange gain or loss for the mark-to-market valuation. As of April 30, 2009, the Company did not have any open forward contracts. The effect of derivative instruments on the Consolidated Statement of Operations is discussed further in Note 14 — Fair Value of Financial Instruments.

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

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Policies related to Operations

Revenue Recognition

The Company sells ultrahigh-pressure waterjet systems. Sales of waterjet systems within the Standard segment are primarily related to the Company’s cutting and cleaning systems using ultrahigh-pressure water pumps and do not require significant custom configuration or modifications. Installation of these waterjet systems by the Company is not essential to the functionality of the waterjet systems but the Company does provide installation as a separate service. Sales of waterjet systems within the Advanced segment are generally complex aerospace and automation systems, which require specific custom configuration and advanced features to match unique customer applications as well as parts and services to sustain these installed systems. Installation by the Company is essential to the functionality of waterjet systems sold within the Advanced segment.

The Company recognizes revenue for sales of ultrahigh-pressure waterjet pumps, consumables, and services, and billing for freight charges, in accordance with SEC Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements” and EITF Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.”. Additionally, because FlowMastertm software, our PC-based waterjet control, is essential to the functionality of the Company’s waterjet systems, the Company recognizes revenue on sales of waterjet systems in accordance with Statement of Position 97-2 (“SOP 97-2”), “Software Revenue Recognition.” Specifically, for our waterjet systems that do not require significant modification or customization, the Company recognizes revenue when persuasive evidence of an arrangement exists, title and risk of loss have passed to the customer, the price is fixed or determinable, and collectibility is reasonably assured.

Unearned revenue is recorded for products or services that have not been provided but have been invoiced under contractual agreements or paid for by a customer, or when products or services have been provided but all the criteria for revenue recognition have not been met.

We recognize revenue for delivered elements only when the delivered elements have standalone value, fair values of undelivered elements are known, uncertainties regarding customer acceptance are resolved, and there are no customer-negotiated refund or return rights affecting the revenue recognized for delivered elements. For contract arrangements that combine deliverables such as systems with embedded software, and installation, each deliverable is generally considered a separate unit of accounting or element. The consideration received is allocated among the separate units of accounting based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units. In cases where there is objective and reliable evidence of the fair value of the undelivered item in an arrangement but no such evidence for the delivered item, the residual method is used to allocate the arrangement consideration.

In general, sales of our waterjet systems within our Standard segment are FOB shipping point or FOB destination, depending on geographical location, and the title passes to the customer based on the specific terms in each contract.

For complex aerospace and application systems designed and manufactured to buyers’ specification, the Company recognizes revenue using the percentage of completion method in accordance with Statement of Position 81-1 (“SOP 81-1”), “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Typical lead times can range from two to 18 months. Sales and profits on such contracts are recorded based on the ratio of total actual incurred costs to date to the total estimated costs for each contract (the “cost-to-cost” method). Losses on contracts are recognized in the period in which they are determined. The impact of revisions of contract estimates is recognized as a cumulative change in estimate in the period in which the revisions are made.

Shipping revenues and expenses are recorded in revenue and cost of goods sold, respectively.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Advertising Expense

The Company recognizes advertising expense as incurred including online and offline costs to promote its brands. For the respective years ended April 30, 2009, 2008 and 2007, the advertising expense was $1.2 million, $1.2 million and $1.0 million.

Inventories

Inventories are stated at the lower of cost or market. Costs included in inventories consist of materials, labor and manufacturing overhead, which are related to the purchase or production of inventories. The Company uses the first-in, first-out method or moving average cost method to determine its cost of inventories.

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

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on its technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was effective for fiscal years beginning after December 15, 2006.

The Company adopted the provisions of FIN 48 on May 1, 2007. As a result of the implementation of FIN 48, the Company recognized approximately a $543,000 increase in the liability for unrecognized tax benefits, which was accounted for as an increase to the May 1, 2007 accumulated deficit balance.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognizes interest and penalties related to unrecognized tax benefits within the interest expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are included within the Other Long-Term Liability line in the consolidated balance sheet as the amounts are not material for any of the balance sheet periods presented.

Concentration of Credit Risk

In countries or industries where the Company is exposed to significant credit risk, sufficient collateral, including cash deposits and/or letters of credit, is required prior to the completion of a transaction.

The Company makes use of foreign exchange contracts to cover material transactions denominated in other than the functional currency of the relevant business unit. Credit risks are mitigated by the diversity of customers in our customer base across many different geographic regions and performing creditworthiness analyses on such customers. No single customer accounted for 10% or more of revenues during any of the respective years ended April 30, 2009, 2008 and 2007.

As of April 30, 2009 and 2008, the Company does not believe that it has any significant concentrations of credit risk.

Warranty Liability

Products are warranted to be free from material defects for a period of at least one year from the date of installation. Warranty obligations are limited to the repair or replacement of products. Warranty liability is recorded at time of the sale. The Company’s warranty accrual is reviewed quarterly by management for adequacy based upon recent shipments and historical warranty experience. Credit is issued upon receipt of the returned goods, or, if material, at the time of notification and approval.

Product Liability

The Company is obligated under terms of its product liability insurance contracts to pay all costs up to deductible amounts. These costs are reported in General and Administrative expenses and include insurance, investigation and legal defense costs when such amounts are reasonably estimable. Please refer to Note 15 — Commitments and Contingencies for a description of any material product liability claims and litigation.

Health Benefits

The Company is self insured for a portion of the cost of employee group health insurance, medical, dental, and vision, each in the United States. The Company maintains excess loss insurance that covers health care costs in excess of $100,000 per person per year.

Each reporting period, the Company records the costs of its health insurance plan including paid claims, the change in the estimate of incurred but not reported (“IBNR”) claims, taxes, and administrative fees (collectively the “Plan Cost”). The Company regularly reviews its estimates of reported and unreported claims and provides for these losses through insurance reserves. These reserves are influenced by rising costs of health care and other costs, increases in claims, time lag in claim information, and levels of excess loss insurance coverage carried. As claims develop and additional information becomes available to us, adjustments to the related loss reserves may occur.

For the respective years ended April 30, 2009, 2008 and 2007, the Company’s annual Plan Cost was approximately $2.9 million, $2.9 million, and $2.4 million, and the liability, including IBNR, recorded in Accrued Payroll and Related Liabilities, was $314,000 and $252,000 as of April 30, 2009 and 2008, respectively.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research and Engineering

The majority of research and engineering expenses are related to research and development efforts undertaken by the Company which are expensed as incurred. Research and development expenses were $8.6 million, $8.3 million and $8.7 million for fiscal year 2009, 2008 and 2007.

Stock Based Compensation

The Company accounts for share-based compensation according to Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payment (Revised 2004)”. This statement requires the Company to measure the fair value of share-based awards on the dates they are granted or modified. The Company estimates the grant-date fair value of awards using the Black-Scholes option valuation model, recognizing the stock-based compensation expense on a straight-line basis over the requisite service period, and adjusted for forfeitures expected to occur over the vesting period of the award. See Note 17 — Stock-Based Compensation for further information related to the Company’s stock compensation plans.

Related Parties

For the purposes of these financial statements, parties are considered to be related to the Company if the Company has the ability, directly or indirectly, to control the party or exercise significant influence over the party in making financial and operating decisions, or vice versa, or where the Company and the party are subject to common control or common significant influence. Related parties may be individuals or other entities.

A director of the Company was a founder and is a senior member of management in a company which provides insurance brokerage services to the Company. The Company believes that its transactions with this related entity are negotiated at a price that approximates fair value.

Premium payments for insurance coverage that this related entity passes on to the underwriters have totaled $1.8 million, $1.9 million and $2.1 million for the respective years ended April 2009, 2008 and 2007. These amounts included commissions of $346,000, $137,000 and $218,000, in each of the respective fiscal years.

As of April 30, 2009, the Company owed $17,000 to the related entity which is included in Other Accrued Liabilities balance on the Consolidated Financial Statements.

Note 2 —	Recently Issued Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”) and Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). These new standards are the U.S. GAAP outcome of a joint project with the International Accounting Standards Board. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R requires that the fair value of the purchase price of an acquisition including the issuance of equity securities be determined on the acquisition date; requires that all assets, liabilities, contingent consideration, contingencies, and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; requires that acquisition costs generally be expensed as incurred; requires that restructuring costs generally be expensed in periods subsequent to the acquisition date; and requires that changes in deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. SFAS 160 establishes reporting requirements that clearly identify and

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

distinguish between the interests of the parent and the interests of the non-controlling owners. Under SFAS 141R, the Company expensed $3.8 million of previously deferred direct transaction costs which had been capitalized as part of the contemplated acquisition cost of OMAX Corporation (“OMAX”) under SFAS 141 in the fourth quarter of its fiscal year 2009 as it was deemed probable that the contemplated merger with OMAX would not close prior to the adoption of SFAS 141R on May 1, 2009. This amount is included in the Restructuring and Other line item on the Consolidated Statement of Operations for the year ended April 30, 2009. The Company does not expect the adoption of these statements to have a material effect on its financial position, results of operation or cash flows.

In February 2008, the FASB issued FSP 157-2, “Partial Deferral of the Effective Date of Statement 157” (“FSP No. 157-2”). FSP 157-2 delays the effective date of SFAS 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The Company therefore adopted SFAS 157 solely as it applies to its financial assets and liabilities. This adoption at May 1, 2008 did not have a material impact on the financial statements of the Company. See Note 14 — Fair Value of Financial Instruments for additional disclosure on the adoption of SFAS 157. Nonfinancial assets and nonfinancial liabilities for which we have not applied the provisions of FAS 157 include those measured at fair value like goodwill and indefinite lived intangible asset impairment testing, and asset retirement obligations initially measured at fair value. The Company is currently evaluating the impact of adopting SFAS 157 for its nonfinancial assets and nonfinancial liabilities and does not believe it will have a material effect on the Consolidated Financial Statements at the beginning of its fiscal year 2010.

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

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”), which amends FASB Statement No. 107, Disclosures about Fair Values of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. FSP 107-1 also amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company will adopt FSP 107-1 in the first quarter of fiscal year 2010 and does not expect that the adoption of FSP 107-1 will have a material impact on the Company’s consolidated financial statements and disclosures.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS 165”). The standard does not require significant changes regarding recognition or disclosure of subsequent events, but does require disclosure of the date through which subsequent events have been evaluated for disclosure and recognition. The standard is effective for financial statements issued after June 15, 2009. The implementation of this standard will not have a significant impact on the consolidated financial statements of the Company.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 —	Business Segments

Effective May 1, 2008, the Company modified its internal reporting process and the manner in which the business is managed and in turn, reassessed its segment reporting. As a result of this process, the Company is now reporting its operating results to the chief operating decision maker based on market segments which has resulted in a change to the operating and reportable segments. Previously, the Company managed its business based on geography. The Company’s change in operating and reportable segments from a geographic basis to market segments is consistent with management’s long-term growth strategy. The Company’s new reportable segments are Standard and Advanced. The Standard segment includes sales and expenses related to the Company’s cutting and cleaning systems using ultrahigh-pressure water pumps as well as parts and services to sustain these installed systems. Systems included in this segment do not require significant custom configuration. The Advanced segment includes sales and expenses related to the Company’s complex aerospace and application systems which require specific custom configuration and advanced features to match unique customer applications as well as parts and services to sustain these installed systems.

In April 2008, the Company decided to sell its CIS Technical Solutions division (“CIS” division), which would have been reported as part of its Advanced Segment. The Company ceased its efforts to sell the CIS division and closed its operations in January 2009.

Accordingly, the Company has recast all periods presented to reflect this division’s results as discontinued operations. Refer to Note 4 — Discontinued Operations, Mergers and Investments for further discussion on the results of CIS division for the respective years ended April 30, 2009, 2008 and 2007.

Segment operating results are measured based on revenue growth, gross margin and operating income (loss).

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents information about the reported operating income (loss) and assets of the Company for the years ended April 30, 2009, 2008 and 2007.

				Inter-Segment
	Standard	Advanced	All Other(i)	Eliminations		Total

Fiscal Year 2009
External sales	$181,132	$28,971	$—	$—		$210,103

Inter-segment sales(ii)	2,549	—	—	(2,549)		—

Gross Margin	79,743	8,459	—	126		88,328

Depreciation and amortization	3,638	705	—	—		4,343

Operating income (loss)	21,067	(272)	(50,556)	126	(iii)	(29,634)

Goodwill	—	—	—	—		—

Total assets	143,872	23,495	8,698	(31,105	)(iv)	144,960

Fiscal Year 2008
External sales	$216,063	$28,196	$—	$—		$244,259

Inter-segment sales(ii)	3,836	—	—	(3,836)		—

Gross Margin	97,868	4,944	—	(1,102)		101,710

Depreciation and amortization	3,116	858	—	—		3,974

Operating income (loss)	40,967	(5,090)	(17,966)	(1,102	)(iii)	16,779

Goodwill	301	2,463	—	—		2,764

Total assets	152,267	27,829	8,587	(37,528	)(iv)	151,155

Fiscal Year 2007
External sales	$179,339	$34,096	$—	$—		$213,435

Inter-segment sales(ii)	2,446	—	—	(2,446)		—

Gross Margin	81,940	8,969	—	(136)		90,773

Depreciation and amortization	2,378	603	—	—		2,981

Operating income (loss)	27,306	(1,485)	(21,028)	(136	)(iii)	4,657

Goodwill	301	2,463	—	—		2,764

Total assets	119,676	31,678	12,328	(40,510	)(iv)	123,172

(i)	Includes corporate overhead expenses as well as general and administrative expenses of inactive subsidiaries that do not constitute segments. Fiscal year 2009 operating loss includes charges related to the patent litigation with OMAX pursuant to a Settlement and Cross Licensing Agreement which is discussed in Note 15 — Commitments and Contingencies and the write-off of previously deferred direct transaction costs which had been capitalized as part of the contemplated acquisition cost of OMAX under SFAS 141.

(ii)	Inter-segment sales represent products between the Company’s geographic areas, including between operations within the United States and between the Company’s U.S. operations and foreign subsidiaries, based on the Company’s transfer pricing policy. These amounts have been eliminated in consolidation.

(iii)	Any incremental gross profit resulting from the sale of inventory between the Company’s geographic areas, including between operations within the United States and between the Company’s U.S. operations and foreign subsidiaries has been eliminated in consolidation.

(iv)	Cumulative profit or loss in inventory and investment in subsidiaries have been eliminated in consolidation.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 —	Discontinued Operations, Mergers and Investments

Discontinued Operations

In April 2008, the Company decided to sell its CIS division, which would have been reported as part of its Advanced Segment. The Company ceased its efforts to sell the CIS division and closed its operations in January 2009. The Company recognized $789,000 in total closure costs for the division during the year, which is comprised of $520,000 in employee termination benefits and $323,000 of facility closure costs, net of $54,000 proceeds from the sale of divisional assets. The majority of the severance costs for the CIS division were paid out as of April 30, 2009.

The Company has classified the financial results of its CIS division as discontinued operations in the Consolidated Statements of Operations for all periods presented. The Consolidated Balance Sheets as of April 30, 2009 and April 30, 2008 and the Consolidated Statements of Cash Flows for the respective years ended April 30, 2009, 2008 and 2007 do not reflect discontinued operations treatment for the CIS division as the related amounts are not material.

Summarized financial information for this discontinued operation for the respective years ended April 30, 2009, 2008 and 2007 is set forth below:

	Year Ended April 30,
	2009	2008	2007

Sales	$1,605	$4,107	$3,664
Income (Loss) before provision for income taxes	(733)	673	654
(Provision) benefit for income taxes	—	(230)	(236)

Income (Loss) from operations of discontinued operations	$(733)	443	418

Contemplated Merger with OMAX

On December 4, 2007, the Company entered into an Option Agreement (the “Option Agreement”) with OMAX. OMAX is a provider of precision-engineered, computer-controlled, two-axis abrasivejet systems for use in the general machine shop environment. The contemplated transaction with OMAX was subject to due diligence, the negotiation of a mutually acceptable definitive agreement and other customary closing conditions, including approval of the merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The purchase price pursuant to the Option Agreement was at $108.75 million payable in cash and stock as well as an earn-out provision of up to $26 million on the two-year anniversary of the closing of the merger.

In September 2008, the Company successfully negotiated the terms of a Merger Agreement with OMAX, amended in November 2008, which effectively reduced the purchase price to $75 million payable in a combination of cash, stock and a note payable. The Merger Agreement, as amended, also provided for an earn-out provision of up to $52 million on the third anniversary of the closing of the merger.

In March 2009, the Company simultaneously entered into the following two agreements with OMAX:

(1) A Settlement and Cross License Agreement (the “Agreement”) where both parties agreed to dismiss the litigation pending between them and release all claims made up to the date of the execution of the Agreement. The Company agreed to pay $29 million to OMAX in relation to this agreement which was funded as follows:

•	A non-refundable cash payment of $8 million to OMAX in March 2009 as part of the execution of the Agreement;

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	A cash payment of $6 million in March 2009 paid directly to an existing escrow account with OMAX, increasing the escrow amount from $9 million to a total of $15 million as part of the execution of the Agreement; and

•	In the event the merger would be consummated by August 15, 2009, the entire amount would be applied towards the $75 million purchase price. However, in the event the merger would not be consummated by August 15, 2009, the $15 million held in escrow would be released to OMAX on August 16, 2009 and the Company would issue a promissory note in the principle amount of $6 million to OMAX for the remaining balance on the $29 million settlement amount.

(2) An amendment to the existing Merger Agreement which provided for the following:

•	A non-refundable cash payment of $2 million to OMAX for the extension of the closing of the merger from March 31, 2009 to August 15, 2009 — with closing at the option of the Company; and

•	In the event the merger would be consummated by August 15, 2009, the $2 million would be applied towards the $75 million purchase price. However, in the event the merger would not be consummated by August 15, 2009 the $2 million would be forfeited and the Company would issue a promissory note of $4 million to OMAX.

In May 2009, the Company made the decision to terminate its option to acquire OMAX following a thorough investigation of financing alternatives to complete the merger and unsuccessful attempts to negotiate a lower purchase price with OMAX. Pursuant to the terms of the amended Merger Agreement and the Settlement and Cross Licensing Agreement dated March 2009, the Company will be required to issue the two promissory notes to OMAX with principal amounts of $6 million and $4 million on August 16, 2009 as discussed above. Both promissory notes will bear interest at a compounded annual rate of 2% with accumulated interest and principal being payable and due in August 2013. As the stated interest rate of 2% is below its incremental borrowing rate, the Company will discount these promissory notes upon issuance and record the subsequent amortization of the discount on the promissory notes to interest expense. The Company anticipates recording a charge of approximately $2.4 million in relation to the termination of the Merger Agreement with OMAX, net of the discounts related to the two promissory notes, in the first quarter of its fiscal year 2010.

As of April 30, 2009, the Company had accumulated a total of $17.1 million in deferred acquisition costs which consists of the $15 million, and accrued interest of $0.1 million, held in escrow as detailed above, and the non-refundable amount of $2 million which was paid directly to OMAX in March 2009.

Dardi Investment:

On January 5, 2009, the Company entered into an equity purchase agreement in which it acquired a minority interest in Dardi International (“Dardi”), a waterjet manufacturer based in China, for $2 million cash. Additionally, the Company incurred $1.7 million in direct costs attributed to the acquisition. The Company accounted for the $3.7 million investment in Dardi using the cost method. This investment has been classified as an Other Long-Term Asset on the Consolidated Balance Sheet.

Note 5 —	Basic and Diluted Income (Loss) per Share

Basic income (loss) per share represents net income (loss) available to common shareholders divided by the weighted average number of shares outstanding during the period. Diluted income (loss) per share represents net income (loss) available to common shareholders divided by the weighted average number of shares outstanding including the potentially dilutive impact of common stock equivalents, which include stock options and warrants. Potential common stock equivalents of stock options and warrants are computed by the

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

treasury stock method and are included in the denominator for computation of earnings per share if such equivalents are dilutive.

The following table sets forth the computation of basic and diluted income (loss) per share:

	Year Ended April 30,
	2009	2008	2007

Numerator:
Income (Loss) from continuing operations	$(23,086)	$21,911	$4,022

Denominator:
Denominator for basic income (loss) per share — weighted average shares	37,627	37,421	37,192
Dilutive potential common shares from employee stock options	—	147	333
Dilutive potential common shares from warrants	—	—	270
Dilutive potential common shares from stock compensation plans	—	325	73

Denominator for diluted income (loss) per share — weighted average shares and assumed conversions	37,627	37,893	37,868

Basic income (loss) per share from continuing operations	$(0.61)	$0.59	$0.11
Diluted income (loss) per share from continuing operations	$(0.61)	$0.58	$0.11

There were 1,201,365, 617,760, and 21,250 potentially dilutive common shares from employee stock options and stock units which have been excluded from the diluted weighted average share denominator for the respective years ended April 30, 2009, 2008 and 2007 as their effect would be anti-dilutive.

Note 6 —	Receivables

Receivables, net as of April 30, 2009 and 2008 consisted of the following:

	April 30,
	2009	2008

Trade Accounts Receivable	$25,304	$32,410
Unbilled Revenues	9,033	4,589

	34,337	36,999
Less Allowance for Doubtful Accounts	(2,234)	(3,367)

	$32,103	$33,632

Unbilled revenues do not contain any amounts which are expected to be collected after one year.

The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses on existing receivables. The Company determines the allowance based on historical write-off experience and current economic data. The allowance for doubtful accounts is reviewed quarterly. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged against the allowance when the Company determines that it is probable the receivable will not be recovered.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 —	Inventories

Inventories are stated at the lower of cost (determined by using the first-in first-out or average cost method) or market. Costs included in inventories consist of materials, labor, and manufacturing overhead, which are related to the purchase or production of inventories. Write-downs, when required, are made to reduce excess inventories to their estimated net realizable values. Such estimates are based on assumptions regarding future demand and market conditions. If actual conditions become less favorable than the assumptions used, an additional inventory write-down may be required. Inventories as of April 30, 2009 and 2008 consisted of the following:

	April 30,
	2009	2008

Raw Materials and Parts	$11,806	$19,671
Work in Process	1,762	3,215
Finished Goods	7,912	6,453

	$21,480	$29,339

Note 8 —	Property and Equipment

Property and equipment are stated at cost. Additions, leasehold improvements and major replacements are capitalized. When assets are sold, retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the statement of operations within operating income (loss). Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the related lease term, or the life of the asset. Expenditures for maintenance and repairs are charged to expense as incurred.

The carrying value of the Company’s Property and Equipment and estimated service lives as of April 30, 2009 and 2008 were as follows:

		April 30,
	Range of Lives	2009	2008

Land	N/A	$468	$468
Buildings and Leasehold Improvements	19-30	10,266	14,538
Machinery and Equipment	3-11	24,014	27,192
Furniture and Fixtures	3-9	2,667	4,015
Construction in Progress		6,710	2,109

		44,125	48,322
Less Accumulated Depreciation and Amortization		(21,142)	(29,532)

Property and Equipment, net		$22,983	$18,790

Depreciation expense for the respective years ended April 30, 2009, 2008 and 2007 was $3.9 million, $3.6 million, and $2.7 million. Assets held under capitalized leases and included in property and equipment were $1.9 million and $501,000 as of April 30, 2009 and 2008. Accumulated depreciation on these assets was $255,000 and $111,000 as of April 30, 2009 and 2008, respectively.

Note 9 —	Intangible Assets

The Company capitalizes application fees, license fees, legal and other costs of successfully defending a patent from infringement. The remaining costs are expensed as incurred.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The component of the Company’s finite lived intangible assets consisted of the following:

	April 30,
	2009	2008

Patents	$5,849	$5,202
Less Accumulated Amortization	(2,146)	(1,816)

Patents, net	$3,703	$3,386

Patents are amortized on a straight-line basis over the legal life of the underlying patents. The weighted average amortization period for patents is 17 years.

Intangible assets with indefinite lives consisted of the following:

	April 30,
	2009	2008

Trademarks	$753	$676

Amortization expense for intangible assets with definite lives for continuing operations for the respective years ended April 30, 2009, 2008 and 2007 amounted to $365,000, $282,000 and $283,000. The estimated annual amortization expense is $370,000 for continuing operations for each year through April 30, 2014.

Note 10 —	Goodwill

SFAS 142 requires that goodwill be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce their fair value below their carrying amount. The Company’s market capitalization has been significantly impacted by the extreme volatility in the U.S. equity and credit markets and was trading below the book value of shareholders’ equity for majority of the last six months of fiscal year 2009. As a result, the Company evaluated whether the decrease in the market capitalization reflected factors that would more likely than not reduce the fair value of its reporting units below their carrying value. Based on a combination of factors, including the current economic environment which resulted in a significant decline in the results of the Company’s operations and the sustained period of decline in market capitalization, the Company concluded that there were sufficient indicators to perform an interim impairment test.

The first step of the impairment test utilized the income approach, which estimated the fair value based on future discounted cash flows. The key assumptions used to determine the fair value of the Company’s reporting units during this impairment test were: (a) expected cash flow for a period of 5 years; (b) terminal value based upon terminal growth rates of between 3% and 5%; and (c) a discount rate of 15% which was based on our best estimate of the weighted average cost of capital adjusted for risks associated with the reporting units. Based on the first step of this analysis, the Company determined that the fair value of both its reporting units, were in excess of their carrying value.

Although the first step of the two step testing process for the impairment of the Company goodwill using the income approach indicated that the fair value of goodwill exceeded its recorded carrying value as of January 31, 2009, as noted above, as a result of recent substantial volatility in the capital markets the Company’s stock price and market value had decreased significantly as of January 31, 2009. The Company therefore determined that it was appropriate to use a market approach to perform a comparison of the carrying value of its reporting units to its market capitalization, after appropriate adjustments for control premium and other considerations. Using this approach, the Company’s market capitalization was determined to be significantly less than the net book value (i.e., stockholders’ equity as reflected in the Company’s financial statements) of each reporting unit. Based on this condition, the Company performed the second step of the two step testing which consisted of a hypothetical valuation of all the tangible and intangible assets of the

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reporting units. Based on this second step analysis, the Company concluded that the goodwill in each of its reporting units was impaired and recorded a non-cash expense, of $2.8 million in fiscal year 2009.

Note 11 —	Accrued Liabilities

The Company’s accrued liabilities consist of warranty obligations, restructuring liabilities, professional fee accruals, provisions for litigation, and other items.

Warranty Obligations

The Company’s estimated obligations for warranty are accrued concurrently with the revenue recognized. The Company makes provisions for its warranty obligations based upon historical costs incurred for such obligations adjusted, as necessary, for current conditions and factors. Due to the significant uncertainties and judgments involved in estimating the Company’s warranty obligations, including changing product designs and specifications, the ultimate amount incurred for warranty costs could change in the near term from the current estimate. The Company believes that the warranty accrual as of April 30, 2009 is sufficient to cover expected warranty costs.

The following table shows the fiscal year 2009 and 2008 activity for the Company’s warranty accrual:

Accrued warranty balance as of May 1, 2007	$2,405
Accruals for warranties of fiscal year 2008 sales	3,589
Warranty costs incurred in fiscal year 2008	(2,893)

Accrued warranty balance as of April 30, 2008	3,101
Accruals for warranties of fiscal year 2009 sales	3,415
Warranty costs incurred in fiscal year 2009	(4,093)

Accrued warranty balance as of April 30, 2009	$2,423

Restructuring Charges

In June 2008, the Company committed to a plan to establish a single facility for designing and building its advanced waterjet systems at its Jeffersonville, Indiana facility and to close its manufacturing facility in Burlington, Ontario, Canada. Charges to complete this plan included employee severance and termination benefits, lease termination costs, and inventory write-downs. The Company does not anticipate significant costs to be recorded in relation to this facility closure during fiscal year 2010.

In October 2008, as part of the Company’s continuous review of strategic alternatives globally, management resolved to close its office and operations in Korea and sell through a distributor instead. Charges associated with this closure included employee severance and termination benefits. The Company does not anticipate significant costs to be recorded in relation to this closure during fiscal year 2010.

In the fourth quarter of fiscal year 2009, the Company committed to a plan to relocate certain of its manufacturing activities from Taiwan to the United States. This plan was culminated by a decision to cease all of its remaining manufacturing activities at this location effective in the first quarter of fiscal year. Charges associated with the fourth quarter actions included employee severance and termination benefits of $375,000 which had been fully paid off by April 30, 2009, and inventory impairment charges of $36,000. The Company estimates that the additional costs associated with the culmination of the plan to cease all manufacturing in June 2009 will range from $0.3 million to $0.4 million in the first quarter of fiscal 2010.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Company’s restructuring charges:

	Year Ended April 30,
	2009	2008	2007

Severance and termination benefits	$2,339	$—	$—
Lease termination costs and long-lived assets impairment charge	187	—	—
Inventory write-down	144	—	—

	$2,670	$—	$—

The following table summarizes restructuring activity by segment:

	Standard	Advanced	Total

Balance, May 1, 2007	$167	$320	$487
Restructuring Charges	—	—	—
Cash Payments	(59)	(320)	(379)
Other	(108)	—	(108)

Balance, April 30, 2008	$—	$—	$—
Restructuring Charges	655	2,015	2,670
Cash Payments	(560)	(1,784)	(2,344)
Other	(36)	(108)	(144)

Balance, April 30 2009	$59	$123	$182

During the year ended April 30, 2009, the Company responded to the downturn in the near term demand for our products by reducing its global salaried staffing levels. The Company incurred charges of approximately $0.6 million during the current year in conjunction with this staff reduction. These charges are not part of a formally adopted restructuring plan and have been recorded in “Restructuring and Other Charges” in the Company’s Condensed Consolidated Statement of Operations.

Note 12 —	Pension and Other Post Retirement Benefits

The Company has a 401(k) savings plan in which employees may contribute a percentage of their compensation. At its discretion, the Company may make contributions based on employee contributions and length of employee service. Company contributions and expenses under the plan for the respective years ended April 30, 2009, 2008 and 2007 were $776,000, $944,000 and $806,000.

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

All plan assets are deposited in an interest earning account. The amount of net periodic cost recognized in fiscal year 2009 and 2008 was $46,000 and $71,000, respectively. The accumulated benefit obligation, unrecognized net transition obligation, and unrecognized loss as of April 30, 2009 were $1.1 million, $16,000

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and $91,000, respectively. The Company’s projected benefit payments under this plan over the next year are $500,000.

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

The following table provides a reconciliation of the changes in the plan’s benefit obligations and fair value of plan assets for the two-year period ended April 30, 2009:

	Year Ended April 30,
	2009	2008

Changes in the Projected Benefit Obligation
Projected Benefit Obligation — beginning balance	$1,815	$1,456
Service Cost	37	34
Interest Cost	60	56
Actuarial (Gain)/Loss	(249)	118
Benefits Paid	—	—
Foreign Exchange Adjustment	(171)	151

Projected Benefit Obligation — ending balance	$1,492	$1,815

	Year Ended April 30,
	2009	2008

Changes in the Value of Plan Assets
Fair Value of Plan Assets — beginning balance	$1,237	$1,044
Actual Return on Plan Assets	27	38
Employer Contribution	47	51
Benefits Paid	—	—
Foreign Exchange Adjustment	(123)	104

Fair Value of Plan Assets — ending balance	$1,188	$1,237

Actuarial assumptions used to determine benefit obligations were as follows:

	Year Ended April 30,
	2009	2008

Discount rate	2.25%	3.50%
Expected rate of return on assets	1.50%	2.75%
Salary increase rate	3.00%	3.00%

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 —	Long-Term Obligations and Notes Payable

The Company’s long-term obligations consist of the following:

	April 30,	April 30,
	2009	2008

Long-term loan	$1,879	$2,914
Other financing arrangements	1,425	396

	3,304	3,310
Less current maturities	(1,367)	(977)

Long-term obligations	$1,937	$2,333

The long-term loan is a collateralized long-term variable rate loan that bears interest at the current annual rate of 3.67% at April 30, 2009 and matures in 2011. During the twelve months ended April 30, 2009, the Company paid off $802,000 of the loan balance. As of April 30, 2009, $752,000 of the loan balance was current. Scheduled principal payments on long-term obligations excluding capital lease payments are as follows:

Year Ending April 30,

2010	$1,087
2011	1,087
2012	459
2013	—
2014	—
2015 and thereafter	—

$2,633

The Company leases certain office equipment under agreements that are classified as capital leases, of which $375,000 is recorded in the Current Portion of Long-Term Obligations in the Consolidated Balance Sheet as of April 30, 2009. Scheduled payments on these capital leases for the years ended after April 30, 2009 are as follows:

Year Ending April 30,

2010	$414
2011	384
2012	133
2013	—
2014	—
2015 and thereafter	—

$931

Notes payable balances consist of the following:

	April 30, 2009	April 30, 2008

Senior Credit Facility	$13,000	$—
Revolving credit facilities in Taiwan	2,226	1,118

	$15,226	$1,118

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Credit Facility

As of April 30, 2009, the Company had a Senior Credit Facility with a borrowing capacity of $40 million. This credit facility had a maturity date of June 9, 2013 and the balance outstanding under the facility amounted to $13 million which is reflected under Notes payable in the Consolidated Financial Statements.

The Company subsequently amended its Credit Facility Agreement on June 10, 2009 which amends the maturity date of the line as well as certain covenants that the Company is required to maintain. Under the amended covenants, the Company must maintain a minimum Consolidated Adjusted EBITDA of $8 million through the second quarter of fiscal 2011 and $10 million thereafter, based on the most recent four fiscal quarters. Consolidated Adjusted EBITDA is calculated as the amount equal to Consolidated Net Income for such period plus interest, income taxes, depreciation and amortization and other non-cash and other certain allowable adjustments as specifically defined in the credit agreement; including the $29 million provision for patent litigation recorded in the third quarter of fiscal year 2009 the Company’s Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”). The minimum Consolidated Adjusted EBITDA required prior to this amendment was $20 million. The facility also has a minimum Fixed Charge Coverage Ratio of Consolidated Adjusted EBITDA to interest charges, cash tax and debt payments during the most recent four quarters of 3 to 1 which replaces the previous Consolidated Interest Coverage Ratio. The amendment also revises the Consolidated Leverage Ratio which is the ratio of consolidated indebtedness to Consolidated Adjusted EBITDA for the four most recent fiscal quarters to 1.75 to 1 during the fourth quarter of fiscal 2009, 2.85 to 1 for the first half of fiscal 2010, 2.25 to 1 in the third quarter of fiscal 2010 and 2 to 1 thereafter. A violation of the covenants, including the financial covenants, would result in event of default and accelerate the repayment of all unpaid principal and interest and the termination of any letters of credit. The maturity date of this Line of Credit was also amended to June 10, 2011. The Company was in compliance with all its financial covenants as of April 30, 2009, as amended.

Interest on the Line of Credit is based on the bank’s prime rate or LIBOR rate plus a percentage spread between 1.75% and 3.75% depending on whether the Company uses the bank’s prime rate or LIBOR rate and its current leverage ratios. The Company also pays an annual letter of credit fee equal to 1.25% of the amount available to be drawn under each outstanding letter of credit. The annual letter of credit fee is payable quarterly in arrears and varies depending on its leverage ratio.

As of April 30, 2009, the Company had $19.9 million available under its Line of Credit, net of $7.1 million in outstanding standby letters of credit. These standby letters of credit are primarily issued by the Company’s bank to certain Advanced segment customers as guarantees that milestone payments made by such customers to the Company will be subject to refund should the Company fail to perform under the governing sales contracts.

Revolving Credit Facility in Taiwan

The revolving credit facilities consist of three unsecured credit facilities in Taiwan with a commitment totaling $4.0 million at April 30, 2009, bearing interest at 2.80% per annum. The balance outstanding on these credit facilities will mature within one year and may be extended for like periods at the bank’s option.

Note 14 —	Fair Value of Financial Instruments

The Company discloses and classifies fair value measurements in one of the following three categories:

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

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company uses derivatives from time to time to mitigate the effect of foreign currency fluctuations. The Company records qualifying derivatives in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and related amendments. Fair value measurements for the Company’s derivatives, which at April 30, 2009, consisted primarily of foreign currency forward contracts for which hedge accounting has not been applied, are classified under Level 2 because such measurements are determined using published market prices or estimated based on observable inputs such as future exchange rates. All such forward contracts had been settled as of April 30, 2009. Accordingly, the Company had no financial assets and liabilities that qualified for SFAS 157 fair value measurement and disclosure.

Derivative Instruments:

The Company selectively utilizes forward exchange rate contracts to hedge its exposure to adverse exchange rate fluctuations on foreign currency denominated accounts receivable and accounts payable (both trade and inter-company). These forward contracts have not been designated as hedges under SFAS 133. At the end of each month, the Company marks the outstanding forward contracts to market and records an unrealized foreign exchange gain or loss for the mark-to-market valuation. As of April 30, 2009, the Company did not have any open forward contracts. The effect of derivative instruments on the Condensed Consolidated Statement of Operations for the year ended April 30, 2009 was as follows:

The Effect of Derivative Instruments on the Statement of Operations
	Location of Gain or
Derivatives Not Designated as Hedging	(Loss) Recognized in		April 30,
Instruments Under Statement 133	Income on Derivative		2009	2008

Forward exchange forward contracts	Other Income (Expense	)	$1,232	$113

There were no forward exchange contracts or other hedging instruments used to hedge the Company’s exposure to adverse exchange rate fluctuations in the comparative prior periods. The fair value of derivative instruments at April 30, 2009 and April 30, 2008 consisted of the following:

Fair Value of Derivative Instruments
	Asset Derivatives				Liability Derivatives
	April 30, 2009		April 30, 2008		April 30, 2009		April 30, 2008
	Balance Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value

Derivatives not designated as hedging instruments under SFAS 133
Forward exchange rate contracts	Other Current Assets	$—	Other Current Assets	$—	Other Liabilities	$—	Other Liabilities	$113

Note 15 —	Commitments and Contingencies

Our commitments and contingencies include:

•	Lease commitments;

•	Product liability claims; and

•	Legal proceedings.

Lease Commitments

The Company rents certain facilities and equipment under non-cancelable agreements treated for financial reporting purposes as operating leases. The majority of leases currently in effect are renewable for periods of two to five years. Rent expense under these leases was approximately $3.0 million, $3.0 million and $2.9 million for the years ended April 30, 2009, 2008 and 2007, respectively.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum rents payable under operating leases for years ending April 30 are as follows:

Year Ending April 30,

2010	$3,284
2011	2,265
2012	1,533
2013	834
2014	69
2015 and thereafter	383

$8,368

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

Legal Proceedings

At any time, the Company may be involved in legal proceedings in addition to the OMAX, Crucible, and Collins and Aikman matters described below. The Company’s policy is to routinely assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after thoughtful analysis of each known issue and an analysis of historical experience in accordance with SFAS 5, and related pronouncements. The Company records reserves related to legal matters for which it is probable that a loss has been incurred and the range of such loss can be estimated. With respect to other matters, management has concluded that a loss is only reasonably possible or remote and, therefore, no liability is recorded. Management discloses the facts regarding material matters assessed as reasonably possible and potential exposure, if determinable. Costs incurred defending claims are expensed as incurred.

OMAX filed suit against the Company on November 18, 2004. The case, OMAX Corporation v. Flow International Corporation, United States District Court, Western Division at Seattle, Case No. CV04-2334, was filed in federal court in Seattle, Washington. The suit alleged that the Company’s products infringed OMAX’s Patent Nos. 5,508,596 entitled “Motion Control with Precomputation” and 5,892,345 entitled “Motion Control for Quality in Jet Cutting”, (the “OMAX Patents”). The suit also sought to have the Company’s Patent No. 6,766,216 entitled “Method and System for Automated Software Control of Waterjet Orientation Parameters” declared invalid, unenforceable and not infringed. The Company had also brought claims against OMAX alleging certain of their products infringed its Patent Nos. 6,766,216 and 6,996,452, “the Flow Patents”. OMAX manufactures waterjet equipment that competes with the Company’s equipment. Both OMAX’s and the Company’s patents are directed at the software that controls operation of the waterjet equipment. The OMAX suit sought damages of over $100 million.

In March 2009, the Company entered into a Settlement and Cross Licensing Agreement with OMAX in which the parties agreed to dismiss with prejudice the litigation pending between them, releasing all claims made up to the date of execution of the agreement. The Company agreed to pay $29 million to OMAX in relation to this agreement of which $8 million was paid in March 2009. Refer to Note 4 — Discontinued

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operations, Mergers and Investments for further discussion on how the remaining balance on the amount payable to OMAX will be funded. Pursuant to SFAS 5, the amount payable to OMAX was deemed probable and estimable prior to the filing of the third quarter 2009 Form 10-Q and a $29 million charge was therefore recorded in the quarterly financial results for the period then ended.

Even though, neither party believes that it was infringing, the parties entered into the Cross Licensing Agreement to prevent any future litigation between the parties. OMAX granted the Company a worldwide, irrevocable, non-assignable, non-exclusive paid-up license to practice each and every claim of the OMAX Patents subject to the payment terms above. Such license includes the right to make, have made, use or sell products that are covered by any claim of the OMAX Patents, and to authorize the use or resale by others of products made by or for the Company and/or its Affiliates that are covered by any claim of the OMAX Patents. The Company also granted to OMAX a worldwide, irrevocable, non-assignable, non-exclusive paid-up license to practice each and every claim of the Flow Patents.

In litigation arising out of a June 2002 incident at a Crucible Metals’ (“Crucible”) facility, the Company’s excess insurance carrier notified the Company in December 2006 that it would contest its obligation to provide coverage for the property damage. The Company believes the carrier’s position is without merit, and following the commencement of a declaratory judgment action, the carrier agreed to provide the Company a defense. Following a recent mediation, the carrier agreed to settle the claims of Crucible. The carrier has chosen to continue to contest coverage for the settled claims relating to this incident which total approximately $7 million and the Company may spend substantial amounts to defend its position. The Company intends to vigorously contest the carrier’s claim; however, the ultimate outcome or likelihood of this specific claim cannot be determined at this time and an unfavorable outcome ranging from $0 to $7 million is reasonably possible.

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

Other Legal Proceedings — For matters other than Omax, Crucible, Collins and Aikman and Avure described above, the Company does not believe these proceedings will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Note 16 —	Shareholders’ Equity

Preferred Share Rights Purchase Plan

On June 7, 1990, the Board of Directors of the Company adopted a Preferred Share Rights Purchase Plan (the “Plan”). The Plan was amended and restated as of September 1, 1999 and amended by Amendments No. 1 and 2 dated October 29, 2003 and October 19, 2004, respectively. Pursuant to the Plan, as amended, a Preferred Share Purchase Right (a “Right”) is attached to each share of Company common stock. The Rights will be exercisable only if a person or group acquires 15% or more of the Company’s common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15% or more of the common stock. Each Right entitles shareholders to buy one one-hundredth of a share of

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Series B Junior Participating Preferred Stock (the “Series B Preferred Shares”) of the Company at a price of $45. If the Company is acquired in a merger or other business combination transaction, each Right will entitle its holder to purchase a number of the acquiring company’s common shares having a value equal to twice the exercise price of the Right. If a person or group acquires 15% or more of the Company’s outstanding common stock, each Right will entitle its holder (other than such person or members of such group) to receive, upon exercise, a number of the Company’s common shares having a value equal to two times the exercise price of the Right. Following the acquisition by a person or group of 15% or more of the Company’s common stock and prior to an acquisition of 50% or more of such common stock, the Board of Directors may exchange each Right (other than Rights owned by such person or group) for one share of common stock or for one one-hundredth of a Series B Preferred Share. Prior to the acquisition by a person or group of 15% of the Company’s common stock, the Rights are redeemable, at the option of the Board, for $.0001 per Right. The Rights expire on September 1, 2009. The Rights do not have voting or dividend rights, and until they become exercisable, have no dilutive effect on the earnings of the Company. There are no outstanding rights under this plan as of April 30, 2009 and 2008.

Warrant Repurchase

On October 25, 2007, in a privately negotiated transaction, the Company purchased from certain funds managed or advised by Third Point LLC (collectively, “Third Point”) outstanding warrants that gave Third Point the right until March of 2010 to purchase 403,300 of the Company’s common stock at an exercise price of $4.07 per share (the “Warrants”). Third Point purchased the Warrants, together with shares of common stock, in the Company’s March 2005 Private Investment Public Equity transaction (the “PIPE Transaction”). The Warrants were repurchased from Third Point in connection with the Company’s previously announced program to repurchase up to $45 million of the Company’s securities. The Warrants were repurchased at a price of $7.43 per Warrant for an aggregate purchase price of $3 million. In accordance with FASB Technical Bulletin (“FTB”) No. 85-6, the total fair value of the repurchased warrants of $2.4 million was accounted for as the cost of the warrants and was included as a reduction to capital in excess of par within the Company’s total stockholders’ equity in fiscal year 2008. The cash paid in excess of the fair market value of those warrants of $629,000 was charged against income as Other Expense in fiscal year 2008. The total fair value of the warrants was estimated using the Black-Scholes pricing model, based on the following assumptions: (i) no expected dividend yields; (ii) expected volatility rate of 60%; and (iii) an expected life of 28 months based on the remaining contractual life of the Warrants. The risk-free interest rate applied was 4.12% based on U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the Company’s stock options. Third Point was the last holder of warrants issued in the PIPE Transaction; all other warrants had been converted.

Note 17 —	Stock-based Compensation

The Company recognizes share-based compensation expense under the provisions of Statement of Financial Account Standard No. 123(R), “Share-Based Payment” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors, including employee stock options, based on fair value. The Company maintains a stock-based compensation plan (the “2005 Plan”) which was adopted in September 2005 to attract and retain the most talented employees and promote the growth and success of the business by aligning long-term interests of employees with those of shareholders. The 2005 Plan provides for a pool of 2.5 million shares which the Company, at its discretion, may choose to grant in the form of stock, stock units, stock options, stock appreciation rights, or cash awards.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following tables summarize the stock option activities for the year ended April 30, 2009:

		Weighted-		Weighted-Average
		Average	Aggregate	Remaining
	Number of	Exercise	Intrinsic	Contractual
	Options	Price	Value	Term (Years)

Outstanding at April 30, 2008	773,500	$10.53	$195,801	3.98
Granted during the period	236,210	9.77
Exercised during the period	—	—
Expired or forfeited during the period	(210,900)	6.78

Outstanding at April 30, 2009	798,810	$10.49	$—	5.16

Exercisable at April 30, 2009	442,600	$10.52	$—	2.32
Vested at April 30, 2009	442,600	10.52	—	2.32

	Year Ended April 30,
	2009	2008	2007

Total intrinsic value of options exercised	$—	$1,262	$776
Total fair value of options vested	345	—	211
Cash received from exercise of share options	—	1,198	1,518
Tax benefit realized from stock options exercised	—	291	—

The Company uses the Black-Scholes option-pricing model to calculate the grant-date fair value of its stock options. Information pertaining to the Company’s assumptions to calculate the fair value of the stock options granted during the two years ended April 30, 2009 is as follows:

	April 30,
	2009	2008	2007

Options granted	236,210	200,000	21,250
Weighted average grant-date fair value of stock options granted	$5.67	$6.90	$4.76
Assumptions:
Weighted average expected volatility	60.00%	62.02%	61.86%
Risk-free interest rate	3.09%	4.98%	4.97%
Weighted average expected term (in years)	6	6	2
Expected dividend yield	—	—	—

The Company uses historical volatility in estimating expected volatility and historical employee exercise activity and option expiration data to estimate the expected term assumption for the Black-Scholes grant-date

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

valuation. The risk-free interest rate assumption is based on U.S. Treasury constant maturity interest rate whose terms are consistent with the expected term of the Company’s stock options. The Company has not declared or paid any cash dividends on its Common Stock and does not anticipate that any dividends will be paid in the foreseeable future.

For the respective years ended April 30, 2009, 2008 and 2007, the Company recognized compensation expense related to stock options of $600,000, $172,000, and $344,000, net of reversal of $101,000 in fiscal year 2008 related to prior year stock options whose performance criteria were not met. As of April 30, 2009, total unrecognized compensation cost related to nonvested stock options was $911,000 which is expected to be recognized over a weighted average period of 2.68 years.

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

The following table summarizes the service-based stock award activities for employees for the two years ended April 30, 2009:

		Weighted-
		Average
	Number of	Grant-date
	Shares	Fair Value

Nonvested at May 1, 2007	72,533	$9.33
Granted during the period	296,773	7.86
Forfeited during the period	(6,650)	13.05
Vested during the period	(37,207)	7.87

Nonvested at April 30, 2008	325,449	8.06
Granted during the period	192,143	9.77
Forfeited during the period	(38,386)	8.74
Vested during the period	(76,651)	8.54

Nonvested at April 30, 2009	402,555	$8.72

For the respective years ended April 30, 2009, 2008 and 2007, the Company recognized compensation expense related to service-based stock awards of $1.1 million, $732,000 and $655,000. As of April 30, 2009, total unrecognized compensation cost related to service-based stock awards of $2.8 million is expected to be recognized over a weighted average period of 3.0 years.

Performance-Based Stock Awards

In fiscal year 2007, the Company adopted Long-Term Incentive Plans (the “LTIPs”) under which the executive officers are to receive stock awards based on certain performance targets, which were to be measured over a three-year performance period. Awards to be granted will vary based on the degree to which the Company’s performance meets or exceeds these predetermined thresholds at the end of the performance period. No payout will occur unless the Company exceeds certain minimum threshold performance targets. Compensation expense is based upon current performance projections for the three-year period and the percentage of the requisite service that has been rendered. Compensation cost for the unvested portion of the LTIP awards is based on its grant-date fair value. The LTIPs permit employees to elect to net-settle a portion

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the award paid in stock to meet the employee’s share of minimum withholding requirements, which the Company accounts for as equity.

The following table summarizes the LTIPs activities for the two years ended April 30, 2009:

		Weighted-
		Average
	Number of	Grant-date
	Shares	Fair Value

Nonvested at May 1, 2007	181,500	$10.71
Granted during the period	—	—
Cancelled during the period	(69,000)	7.81
Forfeited during the period	(38,000)	10.51
Vested during the period	—	—

Nonvested at April 30, 2008	74,500	$13.50
Granted during the period	—	—
Cancelled during the period	—	—
Forfeited during the period	(74,500)	13.50
Vested during the period	—	—

Nonvested at April 30, 2009	—	—

The company did not recognize any compensation expense related to LTIPs for the respective years ended April 30, 2009, 2008 and 2007 as the achievement of the performance criteria was not deemed probable. As of April 30, 2009, there was no unrecognized compensation cost related to performance-based stock awards.

Note 18 —	Income Taxes:

The components of consolidated income (loss) before income taxes include the following:

	Year Ended April 30,
	2009	2008	2007

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes:
United States	$(26,708)	$11,546	$(3,557)
Foreign	(4,608)	3,748	10,565

Total	$(31,316)	$15,294	$7,008

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision (benefit) for income taxes is comprised of:

	Year Ended April 30,
	2009	2008	2007

Federal	$(72)	$298	$103
State	89	124	52
Foreign	1,453	4,053	2,637

Current Tax Expense (after NOL Benefit of $868, $6,312, and $3,147)	1,470	4,475	2,792
Federal	(8,105)	(9,347)	—
State	(743)	(2,376)	—
Foreign	(852)	631	194

Deferred Tax Expense (Benefit) (Net of Change in Valuation Allowance of $1,372, $(17,453), and $0)	(9,700)	(11,092)	194

Total Tax Provision (Benefit)	$(8,230)	$(6,617)	$2,986

The reconciliation between the Company’s effective tax rate on income from continuing operations and the statutory tax rate is as follows:

	Year Ended April 30,
	2009	2008	2007

Income tax provision (benefit) at federal statutory rate	(34.0)%	34.0%	34.0%
State and local taxes net of federal tax benefit	(1.4)	3.1	—
Foreign tax rate differential	0.4	(4.4)	(8.5)
Change in valuation allowance	7.9	(113.1)	(171.1)
Non deductible/nontaxable items	2.1	3.3	3.4
Foreign earnings not previously subject to U. S. tax	0.3	6.1	20.9
Foreign withholding taxes	1.9	8.9	11.6
Foreign income taxes	—	0.1	—
Alternative minimum taxes	—	2.0	1.5
Stock based compensation	0.3	0.8	(6.5)
Tax credits	(0.5)	2.8	(7.8)
Statutory to U.S. GAAP adjustments	(3.0)	9.9	—
Prior year reconciled amounts	—	—	174.6
Other, net	(0.2)	3.2	(9.5)

Income tax provision (benefit)	(26.2)%	(43.3)%	42.6%

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of the net deferred tax assets (liabilities) are as follows:

	April 30, 2009	April 30, 2008

Current deferred tax assets/(liabilities):
Accrued settlement	$5,585	$—
Deferred acquisition costs	1,402	—
Obsolete inventory	904	921
Net operating loss carryforwards	705	964
Vacation accrual	328	322
Accounts receivable allowances	235	311
Inventory capitalization	193	173
Deposits on future sales	(547)	—
Realized exchange gain/loss	633	—
Other	479	419

Current Deferred Tax Assets	9,917	3,110
Valuation allowance	(1,883)	(906)

Total Current Deferred Tax Assets	8,034	2,204

Long-Term:
Net operating loss carryforward	16,233	16,206
Accrued Settlement	2,234	—
Capital loss carryforwards	1,615	1,602
Goodwill	1,572	1,040
Fixed assets	1,300	1,627
AMT credits	882	889
Foreign tax basis differential	93	110
Deferred compensation	14	465
Undistributed foreign earnings	(125)	(636)
Foreign unrealized exchange gain/loss	(5,360)	(6,158)
Currency translation adjustment	(69)	(482)
Foreign withholding tax	(333)	(521)
Deferred income	680	—
Statutory to U. S. GAAP adjustments	475	—
Stock-based compensation	758	—
Warranty reserves	610	—
All other	(215)	1,594

Long-Term Deferred Tax Assets	20,364	15,736
Valuation allowance	(8,382)	(7,988)

Total Long-Term Deferred Tax Assets	11,982	7,748

Net Deferred Tax Assets (Liabilities)	$20,016	$9,952

As of April 30, 2009, the Company had approximately $37.6 million of domestic net operating loss and $31.4 million of state net operating loss carryforwards to offset future taxable income for federal and state

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income tax purposes. These net operating loss carryforwards expire between fiscal year 2022 and fiscal year 2026. Net operating loss carryforwards in foreign jurisdictions amount to $34.9 million. Most of the foreign net operating losses can be carried forward indefinitely, with certain amounts expiring between fiscal years 2014 and 2017. The federal, state and foreign net operating loss carryforwards per the income tax returns filed include uncertain tax positions taken in prior years. Due to the application of FIN 48, the net operating loss carryforwards per the income tax returns are larger than the net operating loss carryforwards considered more likely than not to be realized in recognizing deferred tax assets for financial statement purposes. The Company also has a capital loss carryover of $4.3 million which expires in 2011. Utilization of net operating losses may be subject to limitation due to ownership changes and other limitations provided by the Internal Revenue code and similar state provisions. If such a limitation applies, the net operating loss may expire before full utilization.

In fiscal year 2008, the Company reversed approximately $17.2 million of valuation allowance against deferred tax assets related to U.S. net operating loss (NOL) carryforwards and other net deferred tax assets after concluding that it was more likely than not that these benefits would be realized based on cumulative positive results of operations and anticipated future profit levels.. As of April 30, 2009, the Company concluded it is still more likely than not that these benefits will be realized and will need to generate an additional $45 million of pretax book income in the future to realize the remaining income tax benefits. The Company continues to provide a full valuation allowance against its net operating losses and other net deferred tax assets, arising in certain tax jurisdictions, because the realization of such assets is not more likely than not. For the year ended April 30, 2009, the valuation allowance increased by $1.4 million. The change is mainly attributable to an increase in net operating losses in Canada for the year. Most of the foreign net losses can be carried forward indefinitely, with certain amounts expiring between fiscal years 2014 and 2017.

With the exception of certain of its subsidiaries, it is the general practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of April 30, 2009, the Company has not made a provision for US or additional foreign withholding taxes of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries with the exception of its subsidiaries in Taiwan, Japan, and Switzerland for which it provides deferred taxes. It is not practical to estimate the amount of deferred tax liability relating to the Company’s investment in its other foreign subsidiaries.

In fiscal year 2009, the Company repatriated $1.6 million, net of tax of $329,000 from three foreign subsidiaries and the Company plans to continue repatriating additional funds from these foreign subsidiaries in the future. In fiscal year 2008, the Company repatriated $9.8 million, net of tax of $885,000 from three foreign subsidiaries and in fiscal year 2007, the Company repatriated $8.0 million, net of tax of $1.4 million from these foreign subsidiaries.

The Company is subject to taxation in the United States, various state and foreign jurisdictions. The Company is no longer subject to examinations by tax authorities for years prior to fiscal year 2002.

As a result of certain realization requirements of SFAS 123R, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at April 30, 2009 and 2008 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Equity will be increased by $1.4 million if and when such deferred tax assets are ultimately realized. The Company uses FAS 109 ordering for purposes of determining when excess tax benefits have been realized.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a tabular reconciliation of the total amounts of the Company’s FIN 48 unrecognized tax benefits for the years ended April 30, 2009 and 2008:

Balance as of May 1, 2007	$9,094
Gross increases — tax positions in prior periods	—
Gross decreases — tax positions in prior periods	—
Gross increases in tax positions due to currency fluctuations	365
Gross decreases — due to tax rate changes	(269)
Settlements	—
Lapse of statute of limitations	—

Balance as April 30, 2008	9,190
Gross increases — tax positions in prior periods	—
Gross decreases — tax positions in prior periods	—
Gross decreases in tax positions due to currency fluctuations	(511)
Gross decreases — due to tax rate changes	—
Settlements	—
Lapse of statute of limitations	—

Balance as April 30, 2009	$8,679

The balance of unrecognized tax benefits at April 30, 2009 is $8.7 million of tax benefits that, if recognized would affect the effective tax rate and would result in adjustments to other tax accounts, primarily deferred taxes. The timing of payments related to these unrecognized tax benefits is uncertain; however, none of this amount is expected to be paid within the next twelve months. There is a reasonable possibility that the unrecognized tax benefits may change within the next twelve months, but the Company does not expect this change to be material to the consolidated financial statements.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19 —	Geographic Information

The table below presents the Company’s sales to unaffiliated customers by geographical region:

	United			Other
	States	Europe	Asia	Foreign	Eliminations	Consolidated

Fiscal 2009
Sales:
Customers(1)	$112,458	$48,515	$31,750	$17,380	$—	$210,103
Inter-area(2)	59,668	101	1,520	695	(61,985)	—

Total sales	$172,126	$48,616	$33,270	$18,076	$(61,985)	$210,103

Long-Lived Assets	$38,661	$4,974	$5,633	$264	$185	$49,717

Fiscal 2008
Sales:
Customers(1)	$130,556	$56,422	$30,739	$26,542	$—	$244,259
Inter-area(2)	69,992	166	1,358	892	(72,408)	—

Total Sales	$200,548	$56,588	$32,097	$27,434	$(72,408)	$244,259

Long-Lived Assets	$29,525	$4,265	$6,703	$966	$185	$41,644

Fiscal 2007
Sales:
Customers(1)	$119,147	$41,850	$30,845	$21,593	$—	$213,435
Inter-area(2)	25,629	158	1,228	379	(27,394)	—

Total Sales	$144,776	$42,008	$32,073	$21,972	$(27,394)	$213,435

Long-Lived Assets	$15,306	$436	$6,149	$901	$185	$22,977

(1)	U.S. sales to unaffiliated customers in foreign countries were $24.0 million, $19.6 million and $18.7 million in fiscal years 2009, 2008, and 2007, respectively.

(2)	Inter-area sales represent products that were transferred between geographic areas at negotiated prices. These amounts have been eliminated in the consolidation.

Note 20 —	Selected Quarterly Financial Information (unaudited)

Quarterly financial data provides a review of our results and performance throughout the year. Our earnings (loss) per share for the full year may not equal the sum of the four quarterly earnings per share amounts because of common share activity during the year. The operating results for any quarter are not necessarily indicative of results for any future period.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized unaudited financial data is as follow:

	Year Ended April 30, 2009
	First	Second	Third*	Fourth**	Total

Sales	$57,065	$60,578	$48,711	$43,749	$210,103
Gross Margin	26,131	25,639	19,146	17,412	88,328
Income (Loss) from Continuing Operations	1,533	396	(20,677)	(4,338)	(23,086)
Net Income (Loss)	1,603	412	(21,363)	(4,471)	(23,819)
Basic Income (Loss) Per Share:
Income (Loss) from Continuing Operations	$0.04	$0.01	$(0.55)	$(0.12)	$(0.61)
Net Income (Loss)	$0.04	$0.01	$(0.57)	$(0.12)	$(0.63)
Diluted Income (Loss) Per Share:
Income (Loss) from Continuing Operations	$0.04	$0.01	$(0.55)	$(0.12)	$(0.61)
Net Income (Loss)	$0.04	$0.01	$(0.57)	$(0.12)	$(0.63)

	Year Ended April 30, 2008
	First	Second	Third	Fourth	Total

Sales	$57,860	$57,757	$65,369	$63,273	$244,259
Gross Margin	23,384	23,962	27,882	26,482	101,710
Income from Continuing Operations	348	2,019	6,234	13,310	21,911
Net Income	435	2,295	6,289	13,335	22,354
Basic Income Per Share:
Income from Continuing Operations	$0.01	$0.05	$0.17	$0.35	$0.59
Net Income	$0.01	$0.06	$0.17	$0.35	$0.60
Diluted Income Per Share:
Income from Continuing Operations	$0.01	$0.05	$0.17	$0.35	$0.58
Net Income	$0.01	$0.06	$0.17	$0.35	$0.59

*	Included in third quarter results is a charge of $29 million related to the patent litigation with OMAX pursuant to the Settlement and Cross Licensing Agreement which is discussed in Note 4 — Discontinued Operations, Mergers and Investments and Note 15 — Commitments and Contingencies.

**	Included in fourth quarter results is a charge of $3.8 million of previously deferred direct transaction costs which had been capitalized as part of the contemplated acquisition cost of OMAX Corporation (“OMAX”) under SFAS 141 in the fourth quarter of its fiscal year 2009 as it was deemed probable that the contemplated merger with OMAX would not close prior to the adoption of SFAS 141R on May 1, 2009.

Note 21 —	Subsequent Events

Refer to Note 4 — Discontinued Operations, Mergers and Investments, for a discussion of the Company’s decision to terminate its option to acquire OMAX in May 2009.

Refer to Note 13 — Long-term Obligations and Notes Payable, for a discussion of the amendment to the Company’s Credit Facility Agreement on June 10, 2009 which amends the maturity date of the Line of Credit as well as certain covenants that the Company is required to maintain.

In June 2009, the Company committed to a plan to relocate all of its remaining manufacturing activities from Taiwan to the United States. The Company estimates that the additional costs associated with this plan will range from $0.3 million to $0.4 million in the first quarter of fiscal 2010.

FLOW INTERNATIONAL CORPORATION

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to			Balance
	Beginning	Costs and			at End
Classification	of Period	Expenses	Other	Deductions*	of Period
	(In thousands)

Year Ended April 30:
Allowance for Doubtful Accounts
2009	$3,367	$1,225	$(319)	$(2,039)	$2,234
2008	$2,915	$1,805	$110	$(1,463)	$3,367
2007	$2,867	$1,142	$(24)	$(1,070)	$2,915

*	Write-offs of uncollectible accounts

	Balance at
	Beginning		Balance at
Classification	of Period	Net Change	End of Period

Year Ended April 30
Valuation Allowance on Deferred Tax Assets
2009	$8,894	$1,371	$10,265
2008	$26,013	$(17,119)	$8,894
2007	$38,613	$(12,600)	$26,013

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (referenced herein as the Exchange Act), we carried out, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of April 30, 2009.

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the current disclosure controls and procedures as of April 30, 2009 are effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2009, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (or the COSO criteria).

Based on our assessment, management believes that, as of April 30, 2009 the Company’s internal controls over financial reporting were effective.

Report of the Independent Registered Public Accounting Firm

The operating effectiveness of our internal control over financial reporting as of April 30, 2009 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is on page 38 of this annual report on Form 10-K.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding directors and executive officers of the registrant and corporate governance is incorporated herein by reference from our 2010 Proxy Statement.

Item 11.	Executive Compensation

Information regarding executive compensation is incorporated herein by reference from our 2010 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference from our 2010 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships, related transactions and director independence is incorporated herein by reference from our 2010 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

Information regarding fees paid to our principal accountant and our Audit Committee’s pre-approval policies and procedures is incorporated herein by reference from our 2010 Proxy Statement.

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

3. Exhibits. See subparagraph (b) below.

(b) Exhibits.

Exhibit
Number

3.1	Restated Articles of Incorporation, filed with the state of Washington April 26, 2005. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated May 3, 2005.)
3.2	By-Laws of Flow International Corporation. (Incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K dated June 25, 2009.)
4.1	Certificate of Designation of Series B Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-1 filed May 20, 2005.)
10.1	Flow International Corporation 1987 Stock Option Plan for Nonemployee Directors, as amended. (Incorporated by reference to Exhibit 10.5 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 1994.)
10.2	Flow International Corporation 1995 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 2000.)
10.3	Flow International Corporation Voluntary Pension and Salary Deferral Plan and Trust Agreement, as amended and restated effective January 1, 2002. (Incorporated by reference to Exhibit 10.3 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 2003.)
10.4	Form of Long Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed September 27, 2005).

Exhibit
Number

10.5	Employment Agreement dated February 1, 2007 between Stephen R. Light and Flow International Corporation. (Incorporated by reference to Exhibit 99.2 to the registrant’s Current Report on Form 8-K dated February 1, 2007)
10.6	Lease dated January 30, 2003 between Flow International and Property Reserve, Inc. (Incorporated by reference to Exhibit 10.11 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 2003.)
10.7	Credit Agreement dated as of June 10, 2009 among Flow International Corporation, Bank of America, N.A. and U.S. Bank National Association. (Incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K dated June 11, 2009.)
10.8	Amendment to Employment Agreement dated September 21, 2005 between Flow International Corporation and Stephen Light (Incorporated by reference to Exhibit 10.8 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 2006.)
10.9	Employment Agreement dated July 3, 2007 between Flow International Corporation and Charles M. Brown. (Incorporated by reference to Exhibit 99.2 to the registrant’s Form 8-K dated July 3, 2007.)
21.1	Subsidiaries of the Registrant*
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm*
31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Debt Covenant Compliance as of April 30, 2009*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOW INTERNATIONAL CORPORATION

/s/  Charles M. Brown
Charles M. Brown
President and Chief Executive Officer
(Principle Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities on this 26th day of June 2009.

Signature	Title

/s/ Charles M. Brown Charles M. Brown	President and Chief Executive Officer (Principal Executive Officer)

/s/ Allen M. Hsieh Allen M. Hsieh	Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Kathryn L. Munro Kathryn L. Munro	Chairman

/s/ Richard P. Fox Richard P. Fox	Director

/s/ Larry A. Kring Larry A. Kring	Director

/s/ Arlen I. Prentice Arlen I. Prentice	Director

/s/ J. Michael Ribaudo J. Michael Ribaudo	Director

/s/ Lorenzo C. Lamadrid Lorenzo C. Lamadrid	Director

/s/ Jerry L. Calhoun Jerry L. Calhoun	Director