Form 10-K/A
period 2009-04-30
FLOW INTERNATIONAL CORP
filed 2009-07-13
CIK 713002

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

Explanatory Note:
     On June 26, 2009, Flow International Corporation (the “Company” or “Flow”) filed its Annual Report on Form 10-K for the year ended April 30, 2009. That filing intended to incorporate Part III of Form 10-K by reference to the Company’s definitive proxy statement (to be subsequently filed). This 10-K/A amends the Company’s Form 10-K to provide the disclosure required by Part III of Form 10-K. The remainder of the Form 10-K is unchanged.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors
     The names of the Company’s directors, and biographical information with respect to them, is set forth below:
     Charles M. Brown (age 50) became the President and Chief Executive Officer of the Company on July 16, 2007, when he was also appointed to the Board. His current term expires with the 2010 Annual Meeting. Previously, Mr. Brown was the President and Chief Operating Officer of the Pump, Pool and Spa Divisions at Pentair, Inc, a company with 2006 revenues of approximately $3.15 billion, from April 2005 through October 2006. From August 2003 to April 2005, Mr. Brown was the President and Chief Operating Officer of the Pentair Tools Group (which was acquired by Black & Decker Corporation in 2004). Prior to that, Mr. Brown was the President/General Manager of Aqua Glass Corporation, a Masco Corporation company, from 1996 to August 2003. Mr. Brown received a B.A., Economics and Government, from Cornell University, and an M.B.A. from J. L. Kellogg Graduate School of Management at Northwestern University.
     Jerry L. Calhoun (age 66) was appointed to the Company’s Board of Directors in January, 2007, and his current term expires with the 2010 Annual Meeting. Mr. Calhoun has been a business consultant for the Ford Motor Company since January 2007. Mr. Calhoun was Vice President, Human Resources with Boeing Commercial Airplanes from 2001 until January 2007. Mr. Calhoun was previously VP of Employee and Union Relations for Boeing. Prior to those positions with the Boeing Company, in 1981 Mr. Calhoun was appointed Deputy Assistant Secretary of the Department of Defense for civilian personnel policy and requirements; and in 1983 he was appointed Principal Deputy Assistant Secretary of the Department of Defense for force management and personnel. In 1985, President Reagan nominated him as Chairman of the Federal Labor Relations Authority, and he was confirmed by the U.S. Senate. He also served as Chairman of the Foreign Service Labor Relations Board until November 1988, when he returned to the private sector with Boeing. Mr. Calhoun has also taught on the faculty of the University of Washington’s School of Business Administration, in the areas of labor management relations and human resource systems. He is a member of the board of a number of organizations, including the Labor Industrial Relations Association Group and the Labor and Employment Relations Association. Among the various awards bestowed upon him for his public service, Mr. Calhoun was honored with the U.S. Department of Defense Distinguished Public Service Award. Mr. Calhoun holds a B.A. from Seattle University and a master’s degree in business from the University of Washington.
     Larry A. Kring (age 68) was appointed as an independent member of the Board of Directors in March 2008 and his current term expires with the 2011 Annual Meeting. Since 1993, Mr. Kring has served as Group Vice President for Esterline Technologies, a global manufacturer of Avionics & Controls, Sensors & Systems, and Advanced Materials. Prior to joining Esterline, Mr. Kring spent 15 years as President and CEO of Heath Tecna Aerospace Company. He also served as an executive of Sargent Industries, and was General Manager of Cochran Western Corporation. He was a director of Everlast Worldwide from 1991 to 2007 and has served three terms on the Aerospace Industries Association’s Board of Directors. He holds an MBA from the California State University/Northridge and a Bachelor of Science degree in Aeronautical Engineering from Purdue University.
     J. Michael Ribaudo (age 67) is Chairman and Chief Executive Officer of Surgical Synergies, Inc., a national company that develops, acquires and operates ambulatory surgery centers. Dr. Ribaudo was elected to the Company’s Board of Directors in 1995, and his current term expires with the 2010 Annual Meeting. Dr. Ribaudo graduated from Louisiana State University in 1963 and Louisiana State Medical School in 1967 with graduate medical school training at Emory University, Washington University and New York University. He received postgraduate training at Harvard Law School, Kellogg Business School and Stanford Graduate School of Business.
     Kathryn L. Munro (age 61) is the current Chairperson of the Board of Directors and is Principal of Bridge West, a technology investment company. She previously held a variety of senior management positions in both the commercial and retail areas of Seafirst Bank and Bank of America, most recently as Chief Executive for Bank of America’s Southwest Banking Group. Ms. Munro began her banking career in 1980. She was elected to the Company’s Board of Directors in 1996 and her current term expires with the 2011 Annual Meeting. Ms. Munro currently serves on the corporate boards of Pinnacle West (NYSE—PNW), Knight Transportation (NYSE—KDT), and Premera, a Blue Cross managed-care provider. She also serves on the boards of numerous community organizations in Phoenix, including Valley of the Sun United Way Foundation Board and the national board of advisors for University of Arizona School of Business. Ms. Munro holds a Bachelor of Science degree from Auburn University and an M.B.A. from the University of Washington.

     Richard P. Fox (age 62) has served as consultant and outside board member since 2001 to entrepreneurs and the financial services industry. Mr. Fox was appointed to the Company’s Board of Directors in 2002 and his current term expires with the 2009 Annual Meeting. He was President and Chief Operating Officer of CyberSafe Corporation, responsible for the overall financial services and operations of the company. Prior to joining CyberSafe, Mr. Fox was Chief Financial Officer and a member of the Board of Directors of Wall Data where he was responsible for the company’s finances, operations, and human resources activities. Mr. Fox spent 28 years at Ernst & Young, last serving as Managing Partner of the Seattle Office. He serves on the Board of Directors of Premera, a Blue Cross managed-care provider, Univar Inc., a worldwide chemical distribution company, Orbitz Worldwide (NYSE:OWW), an on-line travel agency, and two venture capital financed technology companies. In addition, he serves on the Board of Trustees of the Seattle Foundation and is on the Board of Visitors of the Fuqua School of Business, Duke University. Mr. Fox received a B.A. degree in Business Administration from Ohio University and an M.B.A. from Fuqua School of Business, Duke University. He is a Certified Public Accountant in Washington State.
     Lorenzo C. Lamadrid (age 58) was appointed to the Company’s Board of Directors in 2006 and his current term expires with the 2009 Annual Meeting. Mr. Lamadrid is Managing Director of Globe Development Group, LLC, a firm that specializes in the development of large-scale energy, power generation, transportation and infrastructure projects in China and provides business advisory services and investments with a particular focus on China. Mr. Lamadrid is also Chairman of Synthesis Energy Systems—a firm that implements leading technology for the production of clean energy, high value gases and chemicals including methanol and di-methyl-ether from low cost fuels. Additionally, Mr. Lamadrid is a member of the International Advisory Board of Sirocco Aerospace, an international aircraft manufacturer and marketer. He previously served as President and Chief Executive Officer of Arthur D. Little, a management consulting company, as President of Western Resources International, Inc., and as Managing Director of The Wing Group, a leading international electric power project- development company. Prior to that he was a corporate officer of GE, serving as Vice President and General Manager of GE Aerospace and head of International Operations at GE Aerospace from 1986 to 1999. Mr. Lamadrid holds a dual bachelor’s degree in Chemical Engineering and Administrative Sciences from Yale University, a M.S. in Chemical Engineering from the Massachusetts Institute of Technology and an M.B.A. from the Harvard Business School.
     Arlen I. Prentice (age 71) is Chairman and Chief Executive Officer of Kibble & Prentice, which provides insurance and financial consulting services. He has served as a director of the Company since 1993 and his current term expires with the 2009 Annual Meeting. He founded Kibble & Prentice 37 years ago. Mr. Prentice serves as a director of Northland Telecommunications Corporation, Pacific Market International and is a past director of the Starbucks Coffee Corporation, a position he held for 19 years. Mr. Prentice is a past chair of the Northwest Chapter of the National Association of Corporate Directors.
Committees of the Board of Directors
     The Board of Directors held 10 meetings during the fiscal year ended April 30, 2009. All of the directors attended at least 75% of all Board and Committee meetings. The numbers of meetings of each Committee of the Board are described below.
     The Company typically schedules a Board Meeting in connection with the Annual Shareholder Meeting. The Company expects that all directors will attend, absent a valid reason, such as a schedule conflict. Last year, all members of the Board of Directors attended the Annual Meeting.
     The Board has three standing committees to facilitate and assist the Board in the execution of its responsibilities. In addition, from time to time the Board may appoint ad hoc subcommittees to examine special projects or situations. The standing committees are currently the Audit Committee, the Compensation and Plan Administrator Committee and the Nominating and Governance Committee. In accordance with NASDAQ’s Marketplace Rules, all the committees are comprised solely of non-employee, independent Directors. The charter of each committee is available in print to any shareholder who requests it, and on the Company’s website as noted below. The table below shows the fiscal 2010 membership for each of the standing Board committees.

Audit	Compensation	Governance
Richard P. Fox*	Jerry L. Calhoun*	Kathryn L. Munro *
Larry A. Kring	Lorenzo C. Lamadrid	Jerry L. Calhoun
Kathryn L. Munro	Kathryn L. Munro	Lorenzo C. Lamadrid
	J. Michael Ribaudo	Arlen I. Prentice

*	designates committee chairs
     Audit Committee. The primary function of the Audit Committee is to assist the Board of Directors in its oversight of the integrity of financial information provided to shareholders and others, its review of the adequacy of the system of internal controls established by the Company and its monitoring of the audit process. In performing these functions, the Audit Committee reviews the Company’s financial reporting process and internal controls and reviews and appraises the audit efforts of the Company’s independent registered public accounting firm and the Company’s internal audit function. The Audit Committee also provides open lines of communication between the directors, the independent registered public accounting firm, the internal auditor and the financial and senior management of the Company. The Board of Directors has approved a written charter for the Audit Committee, which is published on the Company’s website at www.flowcorp.com under the “Investors” link and then under the “Governance” link. Among other things, the Audit Committee Charter requires that members of the Committee be independent of management, free of any relationship that would interfere with their independent judgment and have a minimum level of financial competency. For fiscal 2010, all of the members are experienced in financial matters. The members of the Audit Committee, in addition to the foregoing criteria, meet the additional criteria of SEC Rule 10A-3 that they neither (1) accept any direct compensation from the Company other than director and committee fees and pension or other deferred compensation for prior service, nor (2) are affiliated persons of the Company. The Board of Directors has determined that Richard P. Fox is an “audit committee financial expert” as defined in the rules of the Securities and Exchange Commission (“SEC”). The Audit Committee held eight meetings in fiscal 2009.
     Compensation and Plan Administrator Committee. The primary function of the Compensation and Plan Administrator Committee is to assist the Board of Directors to ensure that all officers and key management personnel of the Company and its subsidiaries are effectively compensated in terms of salary, supplemental compensation, and benefits which are internally equitable and externally competitive. The Committee establishes and maintains a competitive, fair, and equitable compensation and benefits policy designed to retain personnel, to stimulate their useful and profitable efforts on behalf of the Company, and to attract necessary additions to the staff with appropriate qualifications. The Committee also acts as Administrator of the Company’s stock incentive plans, determining the terms, amounts and recipients of stock grants. During fiscal 2009, Arlen I. Prentice was a non-voting member of the Committee. Mr. Prentice abstained from participating in matters where he may have had a conflict of interest due to his relationship with Kibble & Prentice, Inc., which is more fully described under Certain Relationships and Related Transactions below. There were three meetings of the Compensation and Plan Administrator Committee during fiscal 2009. The Charter for the Committee is available at the Company’s website at www.flowcorp.com under the “Investors” link and then under the “Governance” link.
     Nominating and Governance Committee. The primary function of the Nominating and Governance Committee is to assist the Board of Directors in matters of Board organization and composition and to locate and recommend to the Board individuals to fill vacancies on the Board. The Nominating and Governance Committee met six times during fiscal 2009. The Charter for the Committee is available at the Company’s website at www.flowcorp.com under the “Investors” link and then under the “Governance” link.
     Information on the Company’s website, however, does not form a part of this Annual Report on Form 10-K/A.
Nominations for Directors
     There have been no changes to the process for nomination of directors set forth in the Company’s 2007 Proxy Statement.
Executive Officers
     The executive officers of the Company are:

Name	Age	Position
Charles M. Brown	50	President and Chief Executive Officer
Allen M. Hsieh	49	Vice President and Chief Financial Officer
Karen A. Carter	44	Vice President of Global Operations
Jeffrey L. Hohman	55	Executive Vice President and General Manager
John S. Leness	49	General Counsel and Corporate Secretary
Scott G. Rollins	45	Chief Information Officer
Theresa S. Treat	52	Vice President of Human Resources

     Each executive officer of the Company is elected or appointed annually by the Board of Directors.
     Charles M. Brown (biographical information for Mr. Brown appears above).
     Allen M. Hsieh joined the Company on December 4, 2008 as interim Chief Financial Officer. On May 12, 2009, the Board of Directors appointed Mr. Hsieh Flow’s Chief Financial Officer and on July 9, 2009 as Principle Accounting Officer. Mr. Hsieh served from 2003 to 2007 at Infospace, Inc., a publicly traded provider of online and mobile media products and services, first as Chief Accounting Officer and VP Financial Operations, then as Chief Financial Officer. Prior to working at Infospace, Inc., he served from 2000 to 2003 as Vice President — Finance at Terabeam Corporation, a provider of broadband wireless technology equipment and services. He was at PricewaterhouseCoopers LLP from 1985 to 2000, last serving as a partner. Mr. Hsieh has a B.A. in Business Administration.
     Karen A. Carter joined the Company in April 2007 as the Director of Operational Excellence and in August 2007 was appointed Vice President of Global Operations. Prior to joining the Company, she held several management and technical roles most recently as Director of Operational Excellence for the Health and Science Technologies business group within IDEX Corporation (1993 to 2007). Most of her professional experience has been spent in manufacturing industries including Micropump Inc., Ford Motor Company and Boeing. Karen Carter is certified as a Six Sigma Black Belt and Value Stream and Mixed Model Value Stream instructor. She holds a Bachelor’s Degree in Mechanical Engineering from Oakland University.
     Jeffrey L. Hohman joined the Company in November 2006 as Executive Vice President and General Manager of the newly formed Flow Waterjet Americas Division. In July of 2007 he accepted the additional role of Executive Vice President and General Manager for Flow International. Prior to joining the Company, Mr. Hohman was employed by IDEX Corporation, a pump manufacturing company, for 16 years serving as President of several divisions. Prior to 1990, Mr. Hohman worked for ITT Corporation, Borg Warner Corporation, General Signal Corporation and Dresser Industries, Inc. He is a Six Sigma Green Belt and has Bachelor’s Degree in Business from Pepperdine University.
     John S. Leness joined the Company in June 1990 as its Corporate Counsel, became General Counsel in December 1990, and was appointed Assistant Secretary in January 1991 and Secretary in February 1991. From 1986 until joining the Company, Mr. Leness had been associated with the Perkins Coie law firm. Mr. Leness has an A.B. in Economics from Harvard College and a J.D. from the University of Virginia.
     Scott G. Rollins joined the Company in February 2007 as Chief Information Officer. Effective May 20, 2009, Mr. Rollins became an independent contractor, contracting his time as Chief Information Officer. Prior to joining the Company, Mr. Rollins was a Senior Manager at Maverick Consulting in their manufacturing technology practice. Mr. Rollins spent a decade at Microsoft Corporation and iLogistix, focused on worldwide supply-chain and logistics, manufacturing systems, technology development and deployment.
     Theresa S. Treat joined the Company in December 2006 as Vice President, Human Resources. Prior to joining the Company, Ms. Treat was Vice President of Human Resources at Cutter & Buck, Inc., and has more than 20 years of experience in human resources, serving at Onvia, Inc., Pointshare, Inc., Nextlink Communications, and Horizon Airlines. She also served as a labor negotiator for employees in the State of Alaska from 1983 to 1990. Ms. Treat has a Master’s Degree in Labor and Industrial Relations and a Bachelor’s Degree in Industrial and Organizational Psychology, both from the University of Illinois.
Compliance with Section 16 (a) of the Securities Exchange Act of 1934
     Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock. Officers, directors and greater-than-ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company and representations that no other reports were required, during the fiscal year ended April 30, 2009, all Section 16(a) filing requirements were complied with, except the Section 16(a) filings required to be filed in connection with Dr. Ribaudo’s annual stock grant in connection with service as a director.
Professional Conduct Policy

     The Company has adopted a Professional Conduct Policy, which it refers to as the “Guide to Ethical Conduct.” The Company replaced its Professional Conduct Policy with the Guide to Ethical Conduct during the fourth quarter of fiscal year ended April 30, 2007. The Guide to Ethical Conduct was translated into 9 different languages. All of the Company’s employees worldwide have received a copy of, and been trained on the Guide to Ethical Conduct. The Guide to Ethical Conduct is intended to meet the requirements of a code of ethics as set forth in Item 406(b) of Regulation S-K and the Guide to Ethical Conduct applies to all of the Company’s employees, including its principal executive officer, principal financial officer and the principal accounting officer. The Professional Conduct Policy is posted on the Company’s corporate website at www.flowcorp.com under the “Investors” link and then under the “Governance” link.
     The Company intends to disclose any amendments to the Professional Conduct Policy (other than technical, administrative or non-substantive amendments), and any waivers of a provision of the Professional Conduct Policy for the Company’s executive officers, on the corporate website at www.flowcorp.com. Information on the Company’s website, however, does not form a part of this Annual Report on Form 10-K/A.
Item 11. Executive Compensation
Summary Compensation Table
     The following table shows all fiscal 2009 and, where applicable, 2008 and 2007 compensation paid by the Company to our Chief Executive Officer, Former Chief Financial Officer, current Chief Financial Officer and the other three most highly paid executive officers based on total fiscal 2009 compensation. All individuals listed in the following table are referred to in this Annual Report on Form 10-K/A as the “Named Executive Officers.”

										Non-Equity
						Stock		Option		Incentive Plan	All Other
			Salary	Bonus		Awards		Awards		Compensation	Compensation		Total
Name and Principal Position	Year		($)	($)		($)(1)		($)(2)		($)(3)	($)		($)
Charles M. Brown	2009		497,126	—		234,627		570,001	(4)	—	221,171	(5)	1,522,925
Principal Executive Officer	2008		384,624	—		—		272,661		403,855	83,830	(6)	1,144,970

Allen M. Hsieh(7)	2009		150,000 (8)	—		—		—		—	—		150,000
Principal Financial Officer

Douglas P. Fletcher(9)	2009		168,181	—		26,074	(10)	—	(10)	—	30,891	(11)	225,146
Former Principal Financial Officer	2008		252,013	—		39,110				57,963	12,983	(12)	362,069
	2007		252,518	—		39,110				12,112	10,465	(13)	303,740

Jeffrey L. Hohman	2009		259,654	—		139,694	(14)	22,500		—	106,925	(15)	528,773
Executive Vice President and General Manager	2008		250,016	—		123,715				87,193	10,464	(16)	471,388
	2007	(17)	120,199	75,000	(18)	80,585				37,500	13,600	(19)	238,284

Scott G. Rollins	2009		200,014	—		35,210	(20)	10,000		—	7,800	(21)	253,024
Chief Information Officer	2008		200,013	—		36,059				41,253	—		277,325

Theresa S. Treat	2009		190,008	—		7,601		15,200		—	14,290	(22)	227,099
Vice President of Human Resources	2008		190,008	—		—				53,202	—		243,210

(1)	This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2009 and, where applicable, 2008 and 2007 fiscal years for the fair value of shares granted to each of the named executive officers in 2009 and, where applicable, 2008 and 2007 fiscal years, in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information, refer to Note 17 — Stock-Based Compensation of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data. These amounts reflect the Company’s accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executive officers. Information regarding the shares of restricted stock granted to our named executive officers during the 2009 fiscal year is set forth in the Grants of Plan-Based Awards Table. The Grants of Plan-Based Awards Table also sets forth the aggregate grant date fair value of the restricted stock.

(2)	This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2009 and, where applicable, 2008 and 2007 fiscal years for the fair value of stock options granted to each of the named executive officers in 2009 and, where applicable, 2008 and 2007 fiscal years in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information, refer to Note 17 — Stock-Based Compensation of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data. These amounts reflect the Company’s accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executive officers. Information regarding the stock options granted to our named executive officers during the 2009 fiscal year is set forth in the Grants of Plan-Based Awards Table. The Grants of Plan-Based Awards Table also sets forth the aggregate grant date fair value of the stock options.

(3)	For fiscal 2009, the financial goals set forth in the CIP were not achieved and no payment was made under this plan. For additional information on the determination of the amounts related to Non-Equity Incentive Plan Compensation, see the discussion above in the Compensation Discussion and Analysis entitled, “Short-Term Incentive Plan.”

(4)	Pursuant to his Employment Agreement, Mr. Brown was granted an award of options to purchase 200,000 shares of the Company’s common stock. Such grant has a term of 10 years and vests over a four year period at the rate of 25% per year. The fiscal 2009 option expense related to this award was $345,000. The fiscal 2009 option award expense related to Mr. Brown’s EIP grant was $225,001.

(5)	This amount represents $194,742 paid for a relocation reimbursement, a $7,800 automobile allowance, $15,000 financial planning allowance, and $3,628 in 401(k) matching funds.

(6)	This amount represents $67,780 paid for relocation reimbursement, a $4,800 automobile allowance and $11,250 paid for reimbursement for financial planning services.

(7)	Allen M. Hsieh joined the Company on December 4, 2008 as interim Chief Financial Officer. On May 12, 2009, the Board of Directors appointed Mr. Hsieh Flow’s Chief Financial Officer. Mr. Hsieh received an equity grant of 40,486 shares pursuant to his fiscal 2010 EIP grant.

(8)	This amount represents contract payments for services rendered from December 2008 through April 2009.

(9)	Effective December 5, 2009, Mr. Fletcher resigned as Chief Financial Officer.

(10)	Restricted stock and options that had not vested at the time of Mr. Fletcher’s resignation were forfeited.

(11)	This amount represents $4,002 in 401(k) matching funds, a $4,897 automobile allowance, and $21,992 accrued vacation paid at separation.

(12)	This amount represents $6,383 in 401(k) matching funds and a $6,600 automobile allowance.

(13)	This amount represents $3,264 in 401(k) matching funds and a $7,200 automobile allowance.

(14)	This amount represents $128,444 of fiscal 2009 expense related to Mr. Hohman’s hire date restricted stock grant and $11,250 related to Mr. Hohman’s fiscal 2009 EIP grant.

(15)	This amount represents $5,033 in 401(k) matching funds, a $7,800 automobile allowance, and 94,092 paid for a relocation reimbursement.

(16)	This amount represents $3,864 in 401(k) matching funds and a $6,600 automobile allowance.

(17)	Mr. Hohman joined the Company on November 1, 2006.

(18)	This amount represents a signing bonus.

(19)	This amount represents a $3,600 automobile allowance and a relocation allowance of $10,000.

(20)	This amount represents $30,210 of fiscal 2009 expense related to Mr. Rollins’ hire date restricted stock grant and $5,000 related to Mr. Rollins’ fiscal 2009 EIP grant.

(21)	This amount represents an automobile allowance.

(22)	This amount represents $6,490 paid in 401(k) matching funds and $7,800 paid for an automobile allowance.
Grants of Plan-Based Awards
     The following table provides information about equity and non-equity awards granted to the named executive officers in fiscal 2009. In the columns described as Estimated Future Payouts Under Non-Equity Incentive Plan Awards, this table quantifies potential awards under the Short-Term Incentive Plan discussed above. In the columns described below as Estimated Future Payouts Under Equity Incentive Plan Awards, this table quantifies awards made to named executive officers under the Equity Incentive Plan (long-term compensation) discussed above.

					All Other	All Other
				Estimated Future	Stock	Option	Exercise
		Estimated Future		Payouts Under	Awards:	Awards:	or Base	Grant Date
		Payouts Under		Equity	number	Number of	Price of	Fair Value
		Non-Equity Incentive		Incentive Plan	of shares	Securities	Option	of Stock
		Plan Awards		Awards	of stock	Underlying	Awards	and Option
	Grant	(1)		(2)	or units	Options	($/Sh)	Awards
Name	Date	Target($)	Maximum($)	Target(#)	(#)	(#)	(3)	(4)($)
Charles M. Brown	5/1/2008	347,988	695,976	—	—	—	—	—
	5/7/2008	—	—	158,731	—	—	9.77	900,005
	5/7/2008	—	—	96,060	—	—	—	544,660
Allen M. Hsieh	—	—	—	—	—	—	—	—
Douglas P. Fletcher	5/1/2008	67,212	134,424	—	—	—	—	—
Jeffrey L. Hohman	5/1/2008	116,844	233,689	—	—	—	—	—
	5/7/2008	—	—	15,873	—	—	9.77	90,000
	5/7/2008	—	—	4,606	—	—	—	26,116
Scott G. Rollins	5/1/2008	50,004	100,007	—	—	—	—	—
	5/7/2008	—	—	7,055	—	—	9.77	40,002
	5/7/2008	—	—	2,047	—	—	—	11,606
Theresa S. Treat	5/1/2008	76,003	152,006	—	—	—	—	—
	5/7/2008	—	—	10,723	—	—	9.77	60,799
	5/7/2008	—	—	3,112	—	—	—	17,645

(1)	These columns show what the potential payout for each named executive officer was under the Short-Term Incentive Plan in fiscal 2009, if the target, or maximum goals were satisfied for all performance measures. The potential payouts were performance-driven and therefore completely at risk. The payouts range from zero to two times the target bonus, depending on the degree of target achievement. However, as noted above, for fiscal 2009, the financial goals were not achieved and no payment was made under this plan. The business measurements, performance goals, and salary multipliers for determining the payout are described in the Compensation Discussion and Analysis, above. A column for “threshold” payments under the Short-Term Incentive Plan has been omitted because the Short-Term Incentive Plan does not have a threshold payment feature.

(2)	This column represents awards granted in fiscal 2009 to the named executive officers under the Equity Incentive Plan (long-term compensation) discussed in more detail in the “Long-Term Compensation” section of the Compensation Discussion and Analysis. The Compensation Committee determined that two-thirds of these awards would be in the form of options, and one-third in restricted stock. Both the options and restricted vest in equal annual installments over a four-year period. A column for “threshold” and “maximum” payments under the Equity Incentive Plan has been omitted because the Equity Incentive Plan does not have a threshold or maximum award or payment feature.

(3)	This column shows the exercise price for the stock options granted pursuant to the Equity Incentive Plan, which was the closing market price of Company stock on the grant date indicated.

(4)	This column shows the full grant date fair value of grants under SFAS 123R.
Outstanding Equity Awards at Fiscal Year-End
     The following table provides information on the holdings of stock option and restricted stock awards to the named executive officers as of April 30, 2009. This table includes unexercised and unvested option awards and unvested shares of restricted stock. Each equity grant is shown separately for each named executive officer. The option exercise price shown below reflects the closing market price of the Company’s stock on the date of the grant. The market value of the restricted stock awards is based on the closing market price on April 30, 2009, which was $1.82. For additional information about the option awards and restricted stock awards, see the description of equity incentive compensation in the Compensation Discussion and Analysis and the Grants of Plan-Based Awards table.

	Option Awards					Stock Awards
		Number of	Number of				Number of	Market Value
		Securities	Securities				Shares or	of Shares or
		Underlying	Underlying				Units of	Units of
		Unexercised	Unexercised	Option	Option		Stock That	Stock that
	Grant	Options (#)	Options (#)	Exercise	Expiration	Grant	Have Not	Have Not
Name	Date	Exercisable	Unexercisable	Price ($)	Date	Date	Vested (#)	Vested ($)
Charles M. Brown	5/7/2008	—	158,731	9.77	5/7/2018	—	—	—
	—	—	—	—	—	5/7/2008	96,060	174,829
	7/16/2007	50,000 (1)	150,000 (1)	11.40	7/16/2017	—	—	—
Allen M. Hsieh	—	—	—	—	—	—	—	—
Douglas P. Fletcher (2)	—	—	—	—	—	—	—	—
Jeffrey L. Hohman	5/7/2008	—	15,873	9.77	5/7/2018	—	—	—
	—	—	—	—	—	5/7/2008	4,606	8,383
	—	—	—	—	—	1/8/2007	6,300	11,466
Scott G. Rollins	5/7/2008	—	7,055	9.77	5/7/2018	—	—	—
	—	—	—	—	—	5/7/2008	2,047	3,726
	—	—	—	—	—	6/18/2007	5,344	9,726
Theresa S. Treat	5/7/2008	—	10,723	9.77	5/7/2018	—	—	—
	—	—	—	—	—	5/7/2008	3,112	5,664

(1)	This option was granted pursuant to Mr. Brown’s employment agreement. These options vest in equal annual installments over a four-year period. An additional 50,000 options vested on July 16, 2009, the two-year anniversary date of the original grant.

(2)	All unvested stock and option awards of Mr. Fletcher were forfeited at the time of Mr. Fletcher’s resignation.

Option Exercises and Stock Vested
     The following table provides information for the named executive officers on (1) stock option exercises during fiscal 2009, including the number of shares acquired upon exercise and the value realized; and (2) the number of shares acquired upon the vesting of restricted stock awards and the value realized, each before payment of any applicable withholding tax and broker commissions.

	Option Awards		Stock Awards
	Number of Shares		Number of Shares
	Acquired on	Value Realized on	Acquired on	Value Realized on
	Exercise	Exercise	Vesting	Vesting
Name	(#)	($)(1)	(#)	($)(1)
Charles M. Brown	—	—	—	—
Allen M. Hsieh	—	—	—	—
Douglas P. Fletcher	—	—	3,360	18,871
Jeffrey L. Hohman	—	—	2,500	10,000
Scott G. Rollins	—	—	2,375	11,174
Theresa S. Treat	—	—	—	—

(1)	The dollar amount realized upon vesting was calculated by multiplying the number of shares of stock by the market value of the underlying shares on the vesting date.
Potential Payments upon Termination or Change in Control
     Except for our Chief Executive Officer, the Named Executive Officers do not have employment or severance agreements with the Company. However, the Company does have a policy that in the event a member of the senior management team (those reporting directly to the Chief Executive Officer) loses his or her job without cause following a sale of the Company or other change in control, that executive will receive one year of salary and target bonus in addition to any rights under the Company’s 2005 Equity Incentive Plan with respect to acceleration of vesting of stock and options.
     Certain of the Named Executive Officers have unvested stock options and awards of restricted stock under the Company’s 2005 Equity Incentive Plan, the vesting of which may accelerate in the event of a Change in Control (as defined below). The information below is a summary of certain provisions of these arrangements and does not attempt to describe all aspects of the arrangements.
     In the event of a Change in Control, our Chief Executive Officer will be generally be entitled to receive two years of the then-current base salary, two annual bonuses, immediate vesting in all outstanding stock options and restricted stock awards, and the reimbursement for two years of premiums paid for life, hospitalization and disability insurance plan coverage. Receipt of these payments is conditioned upon the Chief Executive Officer agreeing to enter into a separation agreement presented by the Company that includes standard terms such as a release of all claims against the Company. “Change in Control” is specifically defined in Mr. Brown’s Employment Agreement and is slightly different than the definition of change in control in the 2005 Equity Incentive Plan (shown further down below). Change in Control in Mr. Brown’s Employment Agreement is defined as:
(i)	Any person, excluding for this purpose, (i) the Company or any subsidiary of the Company, or (ii) any employee benefit plan of the Company or any subsidiary of the Company, or any person or entity organized, appointed or established by the Company for or pursuant to the terms of any such plan which acquires beneficial ownership of voting securities of the Company, is or becomes the “beneficial owner”, directly or indirectly of securities of the Company representing more than fifty percent (50%) of the combined voting power of the Company’s then outstanding securities; provided, however, that no Change in Control will be deemed to have occurred as a result of a change in ownership percentage resulting solely from an acquisition of securities by the Company; or

(ii)	During any two (2) consecutive years, individuals who at the beginning of such two-year period constitute the Board of Directors of the Company and any new directors whose election by the Board or nomination for election by the Company’s shareholders was approved by a vote of at least a majority of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved cease for any reason to constitute at least a majority of the Board; or

(iii)	Consummation of a reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets of the Company (a “Business Combination”) , in each case, unless, following such Business Combination, all or substantially all of the individuals and entities who were the beneficial owners of outstanding voting securities of the Company immediately prior to such Business Combination beneficially own, directly or indirectly, more than fifty percent (50%) of the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the entity resulting from such Business Combination in substantially the same proportions as their ownership, immediately prior to such Business Combination, of the outstanding voting securities of the Company.
     Following the description of the agreements, there is a table showing the potential payments the Named Executive Officers could have received under these arrangements in connection with a Change in Control if it would have occurred on April 30, 2009, the last day of the Company’s fiscal year.
     There is also presented a table showing the potential payments and benefits the Chief Executive Officer could receive in various termination and Change in Control scenarios if such events occurred on April 30, 2009, the last day of the Company’s fiscal year. Some of the termination scenarios presented for the Chief Executive Officer depend on whether the termination involves “Cause,” “Good Reason” and “Disability” as those terms are defined in the employment agreement between the Chief Executive Officer and the Company.
     Douglas P. Fletcher, our former Chief Financial Officer, resigned from the Company effective December 5, 2008. Restricted stock and options that had not vested at the time of Mr. Fletcher’s resignation were forfeited. The only amount paid to Mr. Fletcher at the time of his resignation from the Company was $21,992 for vacation accrual.
               Acceleration of Stock Award Vesting
     The Company’s 2005 Equity Incentive Plan provides that in the event of a Change in Control (as defined below), if the surviving corporation does not assume or continue outstanding stock awards or substitute similar stock awards for those outstanding under the 2005 Equity Incentive Plan, then all such outstanding stock awards will be accelerated and become fully vested and exercisable immediately prior to the consummation of the Change in Control transaction.
     For purposes of the 2005 Equity Incentive Plan, “Change in Control” means:
(i)	Approval by the holders of the Company’s Common Stock of any merger or consolidation of the Company in which the Company is not the continuing or surviving corporation or pursuant to which shares of common stock are converted into cash, securities or other property, other than a merger of the Company in which the holders of the Common Stock immediately prior to the merger have substantially the same proportionate ownership of common stock of the surviving corporation immediately after the merger;

(ii)	Approval by the holders of the Common Stock of any sale, lease, exchange or other transfer in one transaction or a series of related transactions of all or substantially all of the Company’s assets other than a transfer of the Company’s assets to a majority-owned subsidiary of the Company; or

(iii)	Approval by the holders of the Common Stock of any plan or proposal for the liquidation or dissolution of the Company.
Estimated Payments on Change in Control for Named Executive Officers (other than CEO)
(as of April 30, 2009)

	Payments		Restricted
	upon		Stock
	Termination by		Vesting
	Company	Stock Option	in
	without Cause	Vesting in	Connection
	in Connection	Connection	with a
	with a Change	with a Change	Change in
Name	in Control $(1)	in Control(2)	Control $(3)
Allen M. Hsieh, Principal Financial Officer(4)	—	—	—
Jeffrey L. Hohman, EVP and General Manager	376,498	—	19,849
Scott G. Rollins, Chief Information Officer	250,017	—	13,002
Theresa S. Treat, VP of Human Resources	266,011	—	5,664

(1)	Represents payment of 12 months of base salary (note that in May 2009 these salaries were reduced by 10% as a recession countermeasure) plus the target Short-Term Incentive Plan award from the “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” column in the “Grants of Plan-Based Awards” table.

(2)	The exercise prices of all options were less than the closing price of the common stock on the last trading day of the 2009 fiscal year (April 30, 2009), which was $1.82. See “Outstanding Equity Awards at Fiscal Year-End” table.

(3)	Represents the amount of unvested restricted stocks awarded with respect to which the vesting would accelerate as a result of a Change in Control (as defined in 2005 Equity Incentive Plan) multiplied by the number of restricted stock shares unvested at the closing price of a share of common stock on the last trading day of the 2009 fiscal year, which was $1.82. See “Market Value of Shares or Units of Stock that Have Not Vested” column in the “Outstanding Equity Awards at Fiscal Year-End” table.

(4)	Allen M. Hsieh joined the Company on December 4, 2008 as interim Chief Financial Officer. He was an independent contractor until May 12, 2009, when the Board of Directors appointed Mr. Hsieh as the Company’s Chief Financial Officer. Therefore, he would not have been entitled to any change in control payments at April 30, 2009.
Estimated Payments upon Termination or Change in Control for CEO
(as of April 30, 2009)

Restricted
Stock Vesting
in
			Payments in	Connection
	Payments		Connection	with Termination
	upon	Cash Severance	with Termination	for Death,
	Resignation with	upon	for Death,	Termination by
	Good Reason or	Termination by	Termination by	Company without
	Termination w/out	Death, Disability,	Company without	Cause or by CEO
	Cause or due to	by the Company for	Cause or by CEO	with Good reason,
	Change in	Cause or	with Good reason,	or
	Control $	Resignation without	or Change	Change in
Name	(1)	Good Reason $(2)	in Control(3)	Control $ (4)
Charles M. Brown, Principal Executive Officer	1,814,937	31,446	—	174,829

(1)	Represents payment of 24 months of base salary or $475,000 (Mr. Brown’s $500,000 base salary was reduced by 5% in March as a temporary recession counter measure. His base salary was reduced another 10% in May, but this table is only as of April 30, 2009) plus two years of Mr. Brown’s FY2008 Short-Term Incentive Plan bonus of $403,855. With respect to the bonus, Mr. Brown’s Employment Agreement provides that in the event of resignation with Good Reason, or Termination without Cause not related to a Change in Control, Mr. Brown would be entitled to receive two years worth of either (a) the average of the two most recent bonuses received, or (b) if he had only received one bonus, the amount of that previous bonus. Since his fiscal 2009 bonus would not have been paid should this triggering event have happened on April 30, 2009, the only bonus he would have received would have been his fiscal 2008 bonus, so that is the bonus used in this hypothetical scenario. This amount also includes a payment of $25,781 for 24 months of COBRA health insurance premiums per his Employment Agreement and a payment of $31,446 for vacation accrual.

(2)	In this scenario, per his Employment Agreement, Mr. Brown would be entitled to receive the bonus earned at the date of the triggering event. As discussed in the “Compensation Discussion and Analysis” section, in fiscal 2009, the Company financial goals were not achieved and no payouts were made pursuant to the

Short-Term Incentive Plan, so if there was a triggering event on April 30, 2009, the bonus earned would have been zero. The only amount to be paid would have been $31,446 for vacation accrual.

(3)	The exercise prices of all of the options were less than the closing price of the common stock on the last trading day of the 2009 fiscal year (April 30, 2009), which was $1.82. See “Outstanding Equity Awards at Fiscal Year-End”.

(4)	Represents the amount of unvested restricted stocks awarded with respect to which the vesting would accelerate as a result of Termination by the Company for Death or without Cause or termination by the CEO with Good Reason, or a Change Control multiplied by the number of restricted stock shares unvested at the closing price of a share of common stock on the last trading day of the 2009 fiscal year, which was $1.82. See “Market Value of Shares or Units of Stock that Have Not Vested” column in the “Outstanding Equity Awards at Fiscal Year-End” table.
Compensation Discussion and Analysis
     Introduction. The Company’s Compensation and Plan Administrator Committee (the “Compensation Committee”) establishes and directs the administration of all programs under which executive compensation is paid or awarded to the Company’s executive officers and incentive-eligible employees. The Compensation Committee also evaluates the performance of our Chief Executive Officer (“CEO”) and assesses the overall effectiveness of the Company’s executive compensation programs.
     Compensation Program Objectives. The Compensation Committee adopted a compensation philosophy in fiscal 2005, which it has continued to use as the basis for the Company’s compensation programs through fiscal 2009. The objective of the Company’s compensation programs is to provide compensation and benefits that are competitive, equitable and consistent with our commitment to provide a work environment promoting teamwork, outstanding performance and corporate pride.
     Elements of Executive Compensation. The elements of executive compensation during fiscal 2009 were base salary, a short-term incentive awards, and long-term incentive awards. We describe each of these elements below. While the elements of compensation described below are considered separately, the Compensation Committee takes into account the full compensation package afforded by the Company to each executive, including salary, targeted incentive compensation, retirement and other benefits. In reviewing the individual performance of the executives whose compensation is detailed elsewhere in this Annual Report on Form 10-K/A, the Compensation Committee works with the Company’s Human Resources group, and takes into account the views of the CEO (other than in a review of the CEO himself).
     Base Salaries. The Compensation Committee believes that base salaries should be competitive with relevant organizations with similar complexity, and internally consistent based upon each position’s assigned responsibilities. Individual salary determinations are made considering qualifications, experience and performance. Base salaries of the executive officers, other than for the CEO, were determined by the Compensation Committee using the CEO’s recommendations. The Compensation Committee engaged an independent compensation consultant to assist for fiscal year 2007, but given deteriorating market conditions did not do so in 2008 or 2009. The Compensation Committee made minimal upward adjustments to selected executives’ base salaries during fiscal 2009 based on competitive pay data and practices in the industrial and commercial machinery industry sector, proxy analysis of a group of peer companies (discussed in the paragraph immediately following), and individual performance. The base salaries of all Flow executives was reduced beginning in May, 2009 by 10% (Charley Brown, CEO, took a 5% reduction in March, and an additional 10% in May for a total 15% reduction), and vacation and sick leave accruals as well as Company contributions to the 401(k) plan were stopped as recession countermeasures.
     For the fiscal 2007 analysis of peer group companies, the Company selected its peer group companies using the following criteria: (a) the company must be publicly traded; (b) the company must be headquartered in the U.S.; (c) the company is in the Industrial Manufacturing Industry; and (d) the company must have annual revenue ranging between $100 Million and $400 Million. These criteria resulted in a peer group of 22 companies, consisting of the following: A.S.V., Inc. (ASVI); Alamo Group, Inc. (ALG); Ampco-Pittsburgh Corp. (AP); Badger Meter, Inc. (BMI); CECO Environmental Corp. (CECE); Flanders Corp. (FLDR); Gehl Co. (GEHL); GSI Group, Inc. (GSIG); Hardinge, Inc. (HDNG); Hurco Companies, Inc. (HURC); Kadant, Inc. (KAI); L.B. Foster Co. (FSTR); Lindsay Corp. (LNN); Material Sciences Corp. (MSC); MFRI, Inc. (MFRI); NN, Inc. (NNBR), Presstek, Inc. (PRST), RBC Bearings, Inc. (ROLL); Sun Hydraulics Corp. (SNHY); Synalloy Corp. (SYNL), The Gorman-Rupp Co. (GRC); Thermadyne Holdings Corp. (THMD).
     Short-Term Incentive Plan. The Company believes it is important that those who are directly involved in contributing to the achievement of the Company’s goals should have a meaningful portion of their total compensation opportunity tied to those goals. Executive officers and other key management and technical positions have a portion of their total compensation at risk, contingent upon meeting predefined short-term corporate, business unit and individual goals. More senior executives, who have a greater opportunity to contribute to the Company’s goals, have a greater portion of their compensation at risk.
     The Short-Term Incentive Plan emphasizes the achievement of the Company’s annual financial goals. For fiscal 2009 these goals were based upon the Company obtaining Operating Profit of $26.2 million, and Operating Profit as a percentage of Revenue of 9.6%, and executive officers achieving certain individual goals. Executives’ target bonus levels (other than the CEO, which is discussed below) were set at percentages of base salary, ranging from 25–45 percent. Payouts (typically paid half in stock and half in cash at the Compensation Committee’s discretion, although it remains a cash-based plan) could range from zero to two times the target amount, depending on achievement of goals. For executive officers, 80 percent of their short-term incentive award was based on the Company’s achievement of the financial goals and 20 percent was based on the achievement of individual goals for the executive officers. The CEO’s short-term incentive award is determined by his employment agreement (discussed below). For fiscal 2009, the Company financial goals were not achieved. Since the financial goals were not achieved, the Compensation Committee determined payment would not be made with respect to the individual goals, so there were no payments whatsoever.
     Long-Term Compensation. The Company also believes that executive officers and other key management positions should have a meaningful portion of their total compensation linked to sustained performance and to increasing long-term shareholder value. Beginning with fiscal 2006, the Company adopted, and the shareholders approved, a Long-Term Incentive Plan. This Plan was replaced for fiscal 2009 by the Equity Incentive Plan (“EIP”). No awards were made for fiscal 2009 under either the Long-Term Incentive Plan or the EIP. The purpose of the EIP is to provide stock incentives for executives who assist the Company in meeting the Company’s long-term financial goals and to align the interests of executives with the Company’s shareholders. Under the plan, executives have the opportunity to receive shares of stock. At the beginning of the year, participating executives are assigned a target award. The size of the target EIP award is based on the participant’s level in the organization. These target awards may be modified up or down by 35% depending on the participant’s performance during the preceding year, and the potential value of their contributions during the upcoming year. In fiscal 2009, EIP awards for executive officers who report directly to the CEO were made two-thirds in the form of restricted shares and one-third in the form of options. However, due to the decrease in the price of the Company’s stock, all fiscal 2010 grants under the EIP will be made in the form of restricted shares. This will reduce the number of shares granted and will keep dilution below 2.5%. Both the options and restricted stock vest in equal annual installments over a four-year period.
     The Compensation Committee normally uses both stock and stock options for executive compensation believing that both have a role in retention and alignment with shareholders. Stock serves as a retention tool, and both stock and options provide a strong incentive to manage the Company for maximum share value.
     Other Benefits. Executives also receive reimbursement for fees paid for financial planning services, and a monthly car allowance. The Company provides a 401(k) plan as a retirement benefit and health insurance for all of its US-based employees. However, as noted above, Company contributions to the 401(k) plan were suspended in March 2009 as a recession countermeasure. It is anticipated that these contributions will be reinstated once Flow exits the recession.
     Change In Control. In order to provide executives the assurance that executives will serve the interests of shareholders in the event of a potential sale of the Company or other change in control, the Company provides that in the event an executive loses his or her job without cause following a sale of the Company or other change in control, that executive will receive one year of salary and target bonus and all outstanding unvested equity awards will immediately vest. This benefit is provided to senior executives whose employment would be at risk following a change in control.
     Chief Executive Officer Compensation. Mr. Brown’s compensation arrangement provides for a period of employment that ends on April 30, 2011. His original period of employment was set to expire on April 30, 2010, but was extended in May 2008 for an additional year in recognition of his performance in fiscal year 2008. Subject to the terms and conditions of the agreement, Mr. Brown will receive, or has already received, among other things:
➢	an annual base salary of $500,000, which he voluntarily reduced to $425,000 as a temporary recession countermeasure (5% reduction in March, and an additional 10% in May for a total 15% reduction);

➢	an annual performance-based bonus set at a target of 70% of base salary (but not more than 140% of base salary);

➢	the ability to participate in the EIP and acquire an annual grant of stock options and shares of restricted stock having an aggregate target value equal to 200% of base salary. For fiscal 2010 Mr. Brown will voluntarily receive his grant in restricted shares only; and

➢	a one-time option to purchase 200,000 shares of the Company’s common stock vesting over a four-year period.
     The agreement also provides for other benefits, such as relocation payments and home closing expense reimbursements, a monthly financial planning allowance, vacation accrual, and eligibility to participate in life insurance, health insurance, 401(k) and similar benefit plans of the Company.
     In general, the compensation and benefits described in the paragraph above will be provided to Mr. Brown in connection with his employment with the Company through the end of the employment term. However, Mr. Brown will not be entitled to all such described compensation and benefits if his employment is terminated prior to the end of the employment term by the Company for Cause (as defined in Mr. Brown’s Employment Agreement) or by resignation of Mr. Brown other than for Good Reason (as defined in the Agreement) but rather, Mr. Brown will only be entitled to receive base salary and other bonuses and compensation earned as of the date of termination. In the event that Mr. Brown’s employment is terminated prior to the end of the employment term by the Company other than for Cause or by resignation of Mr. Brown for Good Reason, then Mr. Brown shall generally be entitled to receive as severance the following: two years of the then-current base salary, two annual bonuses, immediate vesting in all outstanding stock options and restricted stock awards, and the reimbursement for two years of premiums paid for life, hospitalization and disability insurance plan coverage.
     In the event that Mr. Brown’s employment is terminated due to the employment term of the Agreement expiring, then Mr. Brown shall generally be entitled to receive as severance the following: one year of the then-current base salary, one annual bonus, and the reimbursement for one year of premiums paid for life, hospitalization and disability insurance plan coverage. If the Agreement terminates by reason of death, then the Company shall provide for immediate vesting in all outstanding stock options and restricted stock awards.
     In the event that Mr. Brown’s employment is terminated within one year after a Change in Control other than for Cause or by resignation of Mr. Brown for Good Reason, then Mr. Brown shall generally be entitled to receive as severance the following: two years of the then-current base salary, two annual bonuses, and the reimbursement for two years of premiums paid for life, hospitalization and disability insurance plan coverage.
     The Agreement also contains confidentiality, non-competition, non-solicitation and indemnification provisions.
     Conclusion. The Compensation Committee believes that the executive compensation policies and practices it has adopted will serve the interests of the shareholders and the Company effectively. The Compensation Committee also believes that the Company’s compensation programs provide motivation for executive officers to contribute to the Company’s future success and balance both the short and long-term interests of our shareholders. The Compensation Committee will continue to monitor the effectiveness of the Company’s total compensation program to meet the ongoing needs of the Company.
Compensation Committee Report
     The Compensation and Plan Administrator Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management, and based on such review and discussions, the Compensation Committee recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A.
COMPENSATION AND PLAN
ADMINISTRATOR COMMITTEE

Jerry L. Calhoun-Chairman
J. Michael Ribaudo
Lorenzo C. Lamadrid
Kathryn L. Munro
Compensation Committee Interlocks and Insider Participation
     The Compensation and Plan Administrator Committee is comprised entirely of independent directors. During fiscal 2009, none of the Company’s executive officers served as a member of a compensation committee or board of directors of any other entity which had an executive officer serving as a member of the Company’s Board of Directors.
Compensation of Directors
     The Compensation and Plan Administrator Committee is charged with ensuring that the Company will be able to continue to attract and retain directors having the qualifications necessary to serve the interests of the Company’s shareholders. To achieve this goal and, based on a thorough review of director compensation at a peer group of 16 companies conducted by a nationally recognized independent compensation consulting firm, the Compensation Committee has adopted the following compensation program for Directors. This program was adopted in fiscal 2004, but modified in 2006 to raise the value of the stock grant. The program remained unchanged for fiscal 2008. Effective March 2009, as a recession countermeasure and consistent with the salary cuts being implemented at the Company, the Board agreed to a 5% reduction in its cash compensation. Note that the cash compensation figures below do not reflect the 5% reduction. The Board intends to return its compensation to previous levels at some point in the future when market conditions allow.
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
     Non-employee Directors also receive annual grants of shares of Common Stock that are vested at the time of grant. The annual grants of shares of Company stock have a value equal to $40,000. The grants will be made at each Annual Meeting of Shareholders, and the shares will be valued based on the average closing price over the twenty (20) trading days preceding the Annual Meeting.
     The Board has adopted a policy that directors retain all shares of stock received from the Company in consideration for their services so long as they continue to serve as directors of the Company.
     The Board has also adopted a policy that directors may serve no more than four three-year terms. However, in recognition of Mr. Prentice’s valuable service as a Board member and desire to maintain Board continuity for another year, the Board waived the term limit policy with respect to Mr. Prentice. He is now standing for election for a one-year term, as opposed to the three-year term of the other two directors up for election.
Directors’ Compensation
     The following table sets forth the total compensation awarded to, earned by, or paid to our non-employee directors for services rendered to the Company during fiscal year 2009:

	Fees Earned or	Stock
Name	Paid in Cash	Awards (1)	Total
Jerry L. Calhoun	$56,143	$40,000	$96,413
Richard P. Fox	$59,850	$40,000	$99,850
Larry A. Kring	$42,575	$40,000	$82,575
Lorenzo C. Lamadrid	$49,475	$40,000	$89,475
Kathryn L. Munro	$74,188	$40,000	$114,188
Arlen I. Prentice	$38,125	$40,000	$78,125
J. Michael Ribaudo	$33,750	$40,000	$73,750

(1)	This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2009 fiscal year for the fair value of shares granted to each of the non-employee directors in fiscal 2009 in accordance with SFAS 123R. For additional information, refer to Note 17 — Stock-Based Compensation of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data. These amounts reflect the Company’s accounting expense for these awards, and do not correspond to the actual value that will be recognized by the non-employee directors.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
STOCK OWNERSHIP OF MANAGEMENT AND OF PRINCIPAL SHAREHOLDERS
     The following table sets forth information as of July 6, 2009, with respect to each shareholder known by the Company to be the beneficial owner of more than five percent (5%) of any class of voting securities of the Company, each director, those executive officers listed in the Summary Compensation Table below and all directors and executive officers of the Company as a group. Currently, the Company’s sole class of voting securities outstanding is Common Stock. Except as noted below, each person has sole voting and investment powers with respect to the shares shown. Beneficial ownership is determined in accordance with SEC rules. The number of shares beneficially owned and the percentage of ownership of each person or entity includes shares of Common Stock subject to options, warrants or other convertible securities held by that person or entity that are exercisable within 60 days of July 6, 2009. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Percentage of beneficial ownership is based on 37,751,229 shares of Common Stock outstanding as July 6, 2009. Certain information in the “Other Beneficial Ownership” table was obtained from filings made with the SEC pursuant to Section 13(g) of the Exchange Act.
Management

				Percent
				of
	Number of	Number of		Outstanding
Name and Position(1)	Shares	Options(2)	Total	Shares
Charles M. Brown, Director and Executive Officer	164,015	139,683 (3)	303,698	*
Jerry L. Calhoun, Director	10,625	0	10,625	*
Allen M. Hsieh, Executive Officer	0	0	0	*
Richard P. Fox, Director	45,358	0	45,358	*
Jeffrey L. Hohman, Executive Officer	43,652 (4)	3,969	47,621	*
Larry A. Kring, Director	25,856	0	25,856	*
Lorenzo C. Lamadrid, Director	43,812	0	43,812	*
Kathryn L. Munro, Director	52,358	29,875	82,233	*
Arlen I. Prentice, Director	248,187	29,875	278,062	*
J. Michael Ribaudo, Director	206,759	29,875	236,634	*
Scott G. Rollins, Executive Officer	4,668	1,764	6,432	*
Theresa S. Treat, Executive Officer	7,778	2,681	10,459	*
All directors and officers—as a group (14 persons)	916,174	284,180	1,200,354	3.2%

*	Denotes less than 1%

(1)	Unless otherwise indicated in the table, the address for each listed person is c/o Flow International Corporation, 23500 64th Avenue South, Kent, Washington 98032.

(2)	Includes options exercisable within 60 days for shares of Company Common Stock.

(3)	Includes 50,000 option vesting on July 16, 2009.

(4)	Includes 2,100 shares of restricted stock vesting July 8, 2009.

Other Beneficial Owners

		Percent of
	Number of	Outstanding
Name and Address	Shares	Shares
Freshford Capital Management, LLC(1) 10 Bank Street, Suite 675 White Plains, NY 10606	2,135,557	5.7%
ICM Asset Management, Inc.(2) 601 W. Main Avenue, Suite 600 Spokane, WA 99201	1,910,246	5.1%
The Guardian Life Insurance Company of America(3)	2,745,447	7.3%

(1)	Based on Schedule 13G filed April 13, 2009 by Freshford Capital Management, LLC, a Delaware limited liability corporation.

(2)	Based on Schedule 13G filed February 11, 2009 by ICM Asset Management, Inc., a Washington corporation, and Koyah Ventures, LLC, a Delaware limited liability company.

(3)	Based on Schedule 13G filed February 10, 2009 by The Guardian Insurance Company of America, a New York insurance company and the parent company of Guardian Investor Services LLC, a Delaware limited liability company, a registered investment adviser and broker/dealer, and RS Investment Management Co., LLC, a Delaware limited liability company and registered investment adviser.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Transactions
     Arlen I. Prentice is Chief Executive Officer of Kibble & Prentice, Inc., a company that, together with its wholly-owned subsidiary, provides insurance brokerage and employee benefits, administrative and consulting services to the Company. Premium payments for insurance coverage, which Kibble & Prentice, Inc. passes on to the underwriters, totaled approximately $1.8 million for the fiscal year ended April 30, 2009. These amounts included commissions of $346,000 paid by the underwriters to Kibble & Prentice. Mr. Prentice abstained from participating in matters where he may have had a conflict of interest.
Director Independence
     The Board of Directors consists of a majority of “independent directors” as such term is defined under Rule 4200(a)(15) of the NASDAQ Stock Market Inc.’s Marketplace Rules. For fiscal year 2009, the Board determined that that Messrs. Fox, Ribaudo, Calhoun, Kring and Mr. Lamadrid and Ms. Munro, were independent directors. The Board determined that the same individuals were “independent directors” for fiscal year 2010.
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
Item 14. Principal Accountant Fees and Services
Fees to Independent Registered Public Accounting Firms
     The following table presents fees for audit services rendered by Deloitte, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”), the independent auditor for the audits of the Company’s consolidated financial statements and internal controls over financial reporting for the respective years ended April 30, 2009 and 2008, and fees billed for other services rendered by the independent auditor during the same periods.

	Deloitte	Deloitte
	Entities	Entities
	2009	2008
Audit Fees(1)	$2,051,500	$2,251,781
Audit-Related Fees(2)	$462,828	$30,720
Tax Fees(3)	$147,470	$18,078
All Other Fees(4)	$7,500	$8,700
Total	$2,669,298	$2,309,279

(1)	Fees for audit services billed or expected to be billed relating to fiscal 2009 and 2008 consisted of: (a) audit of the Company’s annual financial statements, (b) reviews of the Company’s quarterly financial statements, statutory and regulatory audits, consents and other services related to Security and Exchange Commission (“SEC”) matters, and (c) audit of the Company’s internal control over financial reporting with the objective of obtaining reasonable assurance about whether effective control over financial reporting was maintained in all material respects.

(2)	Audit-related fees consisted of due diligence associated with certain investments, registration statements, and financial accounting and reporting consultations.

(3)	Tax fees represent the aggregate fees paid for professional services, principally including fees for tax compliance and tax advice.

(4)	All other fees represent the aggregate fees paid for products and services that are not included in the “Audit Fees,” “Audit-Related Fees” and “Tax Fees” sections. The Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the principal registered public accounting firm’s independence.
Audit Committee Pre-Approval Policy
     The Audit Committee has adopted a policy for the pre-approval of all audit and non-audit services provided by the Company’s independent registered public accounting firm. The policy is designed to ensure that the provision of these services do not impair the registered public accounting firm’s independence. Under the policy, any services provided by the independent registered public accounting firm, including audit, audit-related, tax and other services must be specifically pre-approved by the Audit Committee. The Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate responsibilities to pre-approve services performed by the independent registered public accounting firm to Management. For the fiscal year ended April 30, 2009, all services provided by the Company’s independent registered public accounting firm have been subject to pre-approval by the Audit Committee.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOW INTERNATIONAL CORPORATION

/s/ Charles M. Brown

Charles M. Brown President and Chief Executive Officer (Principle Executive Officer)
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities on this 13th day of July 2009.

Signature	Title

President and Chief Executive Officer
/s/ Charles M. Brown
Charles M. Brown	(Principal Executive Officer)

Vice President and Chief Financial Officer
/s/ Allen M. Hsieh
Allen M. Hsieh	(Principal Financial and Accounting Officer)

/s/ Kathryn L. Munro
Kathryn L. Munro	Chairman

/s/ Richard P. Fox

Richard P. Fox	Director

/s/ Larry A. Kring

Larry A. Kring	Director

/s/ Arlen I. Prentice

Arlen I. Prentice	Director

/s/ Lorenzo C. Lamadrid

Lorenzo C. Lamadrid	Director