Form 10-Q
period 2009-07-31
FLOW INTERNATIONAL CORP
filed 2009-09-08
CIK 713002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 001-34443

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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had 37,752,804 shares of Common Stock, $0.01 par value per share, outstanding as of August 25, 2009.

FLOW INTERNATIONAL CORPORATION

FLOW INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in thousands, except share amounts)

	July 31,	April 30,
	2009	2009
ASSETS:
Current Assets:
Cash and Cash Equivalents	$6,761	$10,117
Restricted Cash	528	220
Receivables, net	31,116	32,103
Inventories	20,271	21,480
Deferred Income Taxes, net	2,103	8,686
Deferred Acquisition Costs	—	17,093
Assets Held for Sale	4,043	—
Other Current Assets	6,969	5,544

Total Current Assets	71,791	95,243
Property and Equipment, net	22,266	22,983
Intangible Assets, net	4,521	4,456
Deferred Income Taxes, net	24,972	17,480
Other Assets	4,757	4,798

	$128,307	$144,960

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Notes Payable	$16,589	$15,226
Current Portion of Long-Term Obligations	648	1,367
Accounts Payable	13,989	10,215
Accrued Payroll and Related Liabilities	4,799	5,406
Taxes Payable and Other Accrued Taxes	1,406	2,276
Deferred Income Taxes	675	651
Deferred Revenue	4,129	4,649
Customer Deposits	3,561	3,322
Reserve for Patent Litigation (Note 5)	—	15,000
Other Accrued Liabilities	12,397	9,208

Total Current Liabilities	58,193	67,320
Long-Term Obligations, net	627	1,937
Deferred Income Taxes	5,554	5,498
Reserve for Patent Litigation (Note 5)	7,433	6,000
Other Long-Term Liabilities	1,529	1,494

	73,336	82,249

Commitments and Contingencies (Note 7)
Shareholders’ Equity:
Series A 8% Convertible Preferred Stock—$.01 par value, 1,000,000 shares authorized, none issued	—	—
Common Stock—$.01 par value, 49,000,000 shares authorized, 37,752,804 and 37,704,684 shares issued and outstanding at July 31, 2009 and April 30, 2009, respectively	373	372
Capital in Excess of Par	140,998	140,634
Accumulated Deficit	(79,949)	(71,403)
Accumulated Other Comprehensive Loss:
Defined Benefit Plan Obligation, net of income tax of $42 and $37	(85)	(80)
Cumulative Translation Adjustment, net of income tax of $772 and $508	(6,366)	(6,812)

Total Shareholders’ Equity	54,971	62,711

	$128,307	$144,960

See Accompanying Notes to
Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share amounts)

	Three Months Ended
	July 31,
	2009	2008
Sales	$37,752	$57,065
Cost of Sales	23,776	30,934

Gross Margin	13,976	26,131

Operating Expenses:
Sales and Marketing	7,916	10,098
Research and Engineering	1,697	2,250
General and Administrative	7,122	8,590
Restructuring and Other Operating Charges	4,823	1,436

Total Operating Expenses	21,558	22,374

Operating Income (Loss)	(7,582)	3,757
Interest Income	40	179
Interest Expense	(964)	(130)
Other Income, net	502	391

Income (Loss) Before Provision for Income Taxes	(8,004)	4,197
Benefit (Provision) for Income Taxes	606	(2,664)

Income (Loss) from Continuing Operations	(7,398)	1,533

Loss from Sale of Discontinued Operations, net of Income Tax of $0	(1,148)	—

Income from Operations of Discontinued Operations, net of Income Tax of $37	—	70

Net Income (Loss)	$(8,546)	$1,603

Basic Income (Loss) Per Share:
Income (Loss) from Continuing Operations	$(0.20)	$0.04
Discontinued Operations	(0.03)	0.00
Net Income (Loss)	$(0.23)	$0.04

Diluted Income (Loss) Per Share:
Income (Loss) From Continuing Operations	$(0.20)	$0.04
Discontinued Operations	(0.03)	0.00
Net Income (Loss)	$(0.23)	$0.04

Weighted Average Shares Used in Computing Basic and Diluted Income (Loss) Per Share:
Basic	37,748	37,591
Diluted	37,748	38,101
See Accompanying Notes to
Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Three Months Ended
	July 31,
	2009	2008
Cash Flows from Operating Activities:
Net Income (Loss)	$(8,546)	$1,603
Adjustments to Reconcile Net Income (Loss) to Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	1,232	1,050
Deferred Income Taxes	(1,061)	1,612
Provision for Slow Moving and Obsolete Inventory	123	107
Bad Debt Expense	170	66
Warranty Expense	651	646
Stock Compensation Expense	365	521
Unrealized Foreign Exchange Currency (Gains)	(457)	(21)
Write-off of Deferred Debt Issuance Costs	253	—
OMAX Termination Charge	3,219	—
Avure Indemnification Charge	1,148	—
Interest Accretion on Notes Payable	214	—
Other	51	(81)
Changes in Operating Assets and Liabilities:
Receivables	1,584	84
Inventories	1,895	849
Other Operating Assets	(669)	(2,132)
Accounts Payable	3,590	(5,463)
Accrued Payroll and Payroll Related Liabilities	(903)	(247)
Deferred Revenue	(566)	(1,041)
Customer Deposits	120	186
Release of Funds from Escrow	17,000	—
Payment for Patent Litigation Settlement	(15,000)	—
Payment for OMAX Termination	(2,000)	—
Other Operating Liabilities	267	(777)

Cash Provided by (Used in) Operating Activities	2,680	(3,038)

Cash Flows From Investing Activities:
Expenditures for Property and Equipment	(4,294)	(1,255)
Expenditures for Intangible Assets	(178)	(45)
Proceeds from Sale of Property and Equipment	5	321
Payments for Pending Acquisition	—	(424)
Restricted Cash	(303)	32

Cash (Used in) Investing Activities	(4,770)	(1,371)

Cash Flows from Financing Activities:
Borrowings under Senior Credit Agreement	2,250	—
Repayments Under Notes Payable	—	—
Borrowings Under Notes Payable	—	—
Borrowings Under Other Financing Arrangements	—	723
Repayments Under Other Financing Arrangements	(58)	—
Repayments of Capital Lease Obligations	(72)	(35)
Repayments of Long—Term Obligations	(2,862)	(434)
Debt Issuance Costs	(362)	—

Cash Provided by (Used in) Financing Activities	(1,104)	254

Effect of Changes in Exchange Rates	(162)	(238)
Decrease in Cash And Cash Equivalents	(3,356)	(4,393)
Cash and Cash Equivalents at Beginning of Period	10,117	29,099

Cash and Cash Equivalents at End of Period	$6,761	$24,706

Supplemental Disclosures of Cash Flow Information:
Cash Paid during the Year for:
Interest	674	68
Taxes	487	827

Supplemental Disclosures of Noncash Investing and Financing Activities:
Accounts Payable incurred to acquire Property and Equipment, and Intangible Assets	2,379	966
Accrued Liabilities Incurred for Pending Acquisition	—	1,010
See Accompanying Notes to Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

					Accumulated
	Common Stock		Capital		Other	Total
		Par	In Excess	Accumulated	Comprehensive	Shareholders’
	Shares	Value	of Par	Deficit	Loss	Equity
Balances, May 1, 2008	37,590	$371	$139,007	$(47,584)	$(5,730)	$86,064
Components of Comprehensive Income:
Net Income				1,603		1,603
Cumulative Translation Adjustment, Net of Income Tax of $0					(116)	(116)

Total Comprehensive Income						1,487
Stock Compensation	4	0	431			431

Balances, July 31, 2008	37,594	$371	$139,438	$(45,981)	$(5,846)	$87,982

Balances, May 1, 2009	37,705	$372	$140,634	$(71,403)	$(6,892)	$62,711
Components of Comprehensive Income (Loss):
Net Loss				(8,546)		(8,546)
Adjustment to Minimum Pension Liability, Net of Income Tax of $5					(5)	(5)
Cumulative Translation Adjustment, Net of Income Tax of $264					446	446

Total Comprehensive Income (Loss)						(8,105)
Stock Compensation	48	1	364			365

Balances, July 31, 2009	37,753	$373	$140,998	$(79,949)	$(6,451)	$54,971

See Accompanying Notes to
Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All tabular dollar amounts in thousands, except per share amounts)
(Unaudited)
Note 1—Basis of Presentation
     In the opinion of the management of Flow International Corporation (the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring items and accruals necessary to fairly present the financial position, results of operations and cash flows of the Company. The financial information as of April 30, 2009 is derived from the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended April 30, 2009 included in Item 8 in the fiscal year 2009 Annual Report on Form 10-K (“10-K”). These interim condensed consolidated financial statements do not include all information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, and should be read in conjunction with the Company’s fiscal year 2009 Form 10-K. The preparation of these interim condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company’s financial statements. Operating results for the three months ended July 31, 2009 may not be indicative of future results.
Note 2—Recently Issued Accounting Pronouncements
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Defining Fair Value Measurement” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 became effective for the Company as of May 1, 2008. In February 2008, the FASB issued FSP 157-2, “Partial Deferral of the Effective Date of Statement 157” (“FSP No. 157-2”). FSP 157-2 delays the effective date of SFAS 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. On May 1, 2009, the Company adopted SFAS 157 for these nonfinancial assets and liabilities, however, there were no nonfinancial assets or liabilities requiring initial measurement or subsequent remeasurement in the first quarter of fiscal year 2010. The required disclosures are included in Note 14 — Fair Value Measures.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) and Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R requires that the fair value of the purchase price of an acquisition including the issuance of equity securities be determined on the acquisition date; requires that all assets, liabilities, contingent consideration, contingencies, and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; requires that acquisition costs generally be expensed as incurred; requires that restructuring costs generally be expensed in periods subsequent to the acquisition date; and requires that changes in deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. Under SFAS 141R, the Company expensed $3.8 million of previously deferred direct transaction costs which had been capitalized as part of the contemplated acquisition cost of OMAX Corporation (“OMAX”) under SFAS 141 in the fourth quarter of its fiscal year 2009 as it was deemed probable that the contemplated merger with OMAX would not close prior to the adoption of SFAS 141R on May 1, 2009. The adoption of SFAS 141R may also have an impact in the future in the event that the Company enters into a business combination. FAS 160 establishes reporting requirements that clearly identify and distinguish between the interests of the parent and the interest of the non controlling owners. The provisions of FAS 160 are to be applied prospectively with the exception of the presentation and disclosure, which are to be applied for all prior periods presented in the financial statements. The adoption of FAS 160 had no impact on the Company’s consolidated financial statements.
     In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”), which amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments”, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. FSP 107-1 also amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted FSP 107-1 on May 1, 2009. Refer to Note 14 — Fair Value Measures for disclosure requirements required by this FSP 107-1.
     In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS 165”). The standard does not require significant changes regarding recognition or disclosure of subsequent events, but does require disclosure of the date through which subsequent events have been evaluated for disclosure and recognition. The standard is effective for financial statements issued after June 15, 2009 which was May 1, 2009 for the Company. The Company has evaluated subsequent events in accordance with the Statement through the filing of this Quarterly Report on Form 10-Q on September 8, 2009.

     In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS 168”). This Statement establishes the FASB Accounting Standards Codification, along with rules and interpretive releases of the U.S. Securities and Exchange Commission under authority of federal securities laws, as the source of authoritative GAAP in the United States. The Statement is effective for interim and annual reporting periods ending after September 15, 2009, which is October 31, 2009 for the Company. The Company will conform to the FASB Accounting Standards Codification in its Quarterly Report on Form 10-Q for the interim period ending October 31, 2009.
Note 3—Receivables, Net
     Receivables, net as of July 31, 2009 and April 30, 2009 consisted of the following:

	July 31, 2009	April 30, 2009
Trade Accounts Receivable	$22,125	$25,304
Unbilled Revenues	11,048	9,033

	33,173	34,337
Less: Allowance for Doubtful Accounts	(2,057)	(2,234)

	$31,116	$32,103

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
Note 4—Inventories
     Inventories are stated at the lower of cost (determined by using the first-in first-out or average cost method) or market. Costs included in inventories consist of materials, labor, and manufacturing overhead, which are related to the purchase or production of inventories. Write-downs, when required, are made to reduce excess inventories to their estimated net realizable values. Such estimates are based on assumptions regarding future demand and market conditions. If actual conditions become less favorable than the assumptions used, an additional inventory write-down may be required. Inventories as of July 31, 2009 and April 30, 2009 consisted of the following:

	July 31, 2009	April 30, 2009
Raw Materials and Parts	$11,601	$11,806
Work in Process	2,245	1,762
Finished Goods	6,425	7,912

	$20,271	$21,480

Note 5— Other Accrued Liabilities
     The Company’s other accrued liabilities consist of warranty obligations, restructuring liabilities, professional fee accruals, provisions for litigation, and other items.
Warranty Obligations
     The Company’s estimated obligations for warranty are accrued concurrently with the revenue recognized. The Company makes provisions for its warranty obligations based upon historical costs incurred for such obligations adjusted, as necessary, for current conditions and factors. Due to the significant uncertainties and judgments involved in estimating the Company’s warranty obligations, including changing product designs and specifications, the ultimate amount incurred for warranty costs could change in the near term from the current estimate. The Company believes that its warranty accrual as of July 31, 2009 is sufficient to cover expected future warranty costs.
     The following table shows the fiscal year 2010 year-to-date activity for the Company’s warranty obligations:

Accrued warranty balance as of May 1, 2009	$2,423
Accruals for warranties for fiscal year 2010 sales	651
Warranty costs incurred in fiscal year 2010	(739)
Change due to currency fluctuations	44

Accrued warranty balance as of July 31, 2009	$2,379

Restructuring Charges and Other
     Restructuring Charges and Other of $4.8 million on the Condensed Consolidated Statements of Operations for the three months ended July 31, 2009 were comprised of the following:
•	a net charge of $3.2 million to record the termination of the Company’s option to acquire OMAX Corporation, which is further discussed below;

•	a charge of $1.4 million to record severance expenses related to reducing global staffing levels in response to the continued downturn in the near term demand for its products; and

•	a charge of $237,000 related to the completion of the Company’s plan to relocate all of its manufacturing activities from Taiwan to the United States.
     Restructuring Charges and Other in the comparative prior period of $1.4 million were related to the closure of the Company’s manufacturing facility in Burlington, Ontario, Canada in order to establish a single facility for designing and building its advanced waterjet systems at its Jeffersonville, Indiana facility. Charges to complete this plan included employee severance and termination benefits, lease termination costs, and inventory write-downs.
     The following table summarizes the Company’s restructuring charges for the respective three months ended July 31, 2009 and 2008:

	July 31, 2009	July 31, 2008
Severance and termination benefits	$1,604	$1,436
Inventory write-down	—	108

	$1,604	$1,544

     The following table summarizes the Company’s fiscal year 2010 year-to-date restructuring activity:

	Standard	Advanced	All Other	Total
Balance, May 1, 2009	$59	$123	$—	$182
Restructuring charges	1,300	69	235	1,604
Cash payments	(59)	(123)	(5)	(187)

Balance, July 31, 2009	$1,300	$69	$230	$1,599

Provision for Patent Litigation
     In March 2009, the Company simultaneously entered into the following two agreements with OMAX Corporation:
     (1) A Settlement and Cross License Agreement (the “Agreement”) where both parties agreed to dismiss the litigation pending between them and release all claims made up to the date of the execution of the Agreement. The Company agreed to pay $29 million to OMAX in relation to this agreement which was funded as follows:
•	A non-refundable cash payment of $8 million to OMAX in March 2009 as part of the execution of the Agreement;

•	A cash payment of $6 million in March 2009 paid directly to an existing escrow account with OMAX, increasing the escrow amount from $9 million to a total of $15 million as part of the execution of the Agreement; and

•	In the event the merger would have been consummated by August 15, 2009, the entire amount would have been applied towards the $75 million purchase price. However, in the event the merger would not have been consummated by August 15, 2009, the $15 million held in escrow was to be released to OMAX on August 16, 2009 and the Company was to issue a promissory note in the principle amount of $6 million to OMAX for the remaining balance on the $29 million settlement amount.

     (2) An amendment to the existing Merger Agreement which provided for the following:
•	A non-refundable cash payment of $2 million to OMAX for the extension of the closing of the merger from March 31, 2009 to August 15, 2009 — with closing at the option of the Company; and
•	In the event the merger would have been consummated by August 15, 2009, the $2 million would be applied towards the $75 million purchase price. However, in the event the merger would not have been consummated by August 15, 2009 the $2 million was to be forfeited and the Company was to issue a promissory note in the principle amount of $4 million to OMAX.
     The Company recorded a $29 million provision related to the settlement of this patent litigation, pursuant to the terms of the Settlement and Cross Licensing Agreement, in fiscal year 2009.
     In May 2009, the Company terminated its option to acquire OMAX following a thorough investigation of financing alternatives to complete the merger and unsuccessful attempts to negotiate a lower purchase price with OMAX. Pursuant to the terms of the amended Merger Agreement and the Settlement and Cross Licensing Agreement, the $15 million held in escrow was released to OMAX. The Company recorded a $6 million charge pursuant to the provisions of the amended Merger Agreement in the first quarter of fiscal 2010, net of a $2.8 million discount as the two promissory notes to be issued to OMAX are at a stated interest rate of 2%, which is below the Company’s incremental borrowing rate. This discount is being amortized as interest expense through the maturity of the promissory notes in August 2013.
Note 6—Long-Term Obligations and Notes Payable
     The Company’s long-term obligations as of July 31, 2009 and April 30, 2009 consisted of the following:

	July 31, 2009	April 30, 2009
Long-term loan	$—	$1,879
Other financing arrangements	1,275	1,425

	1,275	3,304
Less current maturities	(648)	(1,367)

Long-term obligations	$627	$1,937

     The long-term loan as of April 30, 2009 was a variable rate loan collateralized by the Company’s building in Taiwan. This loan had an annual interest rate of 3.67% and was scheduled to mature in 2011. In July 2009, the Company paid off the entire balance outstanding under this loan with no prepayment penalty.
     The Company leases certain office equipment under agreements that are classified as capital leases, of which $407,000 is recorded in the Current Portion of Long-Term Obligations in the Condensed Consolidated Balance Sheet as of July 31, 2009.
     Notes payable as of July 31, 2009 and April 30, 2009 consisted of the following:

	July 31, 2009	April 30, 2009
Senior Credit Facility	$15,250	$13,000
Revolving credit facilities in Taiwan	1,339	2,226

	$16,589	$15,226

Senior Credit Facility
     On June 10, 2009, the Company amended its $40 million Credit Facility Agreement which modified the maturity date of the line to June 10, 2011 as well as certain covenants that the Company is required to maintain.
     In August 2009, in connection with its recently completed sale of common stock (refer to Note 15 — Subsequent Events), the Company amended its financial covenants pursuant to its Credit Facility Agreement. The amendment eliminated the requirement to maintain a minimum Consolidated Adjusted EBITDA for the trailing four quarters of $8 million. Under the amended covenants, the Company must maintain the following ratios:

	Maximum Consolidated	Minimum Fixed Charge
	Leverage Ratio (i)	Coverage Ratio (ii)
Fiscal Year 2010
First Quarter	3.25x	2.0x
Second Quarter	3.35x	1.2x
Third Quarter	3.50x	1.2x
Fourth Quarter	3.35x	1.2x
Fiscal Year 2011
First Quarter	2.75x	2.0x
Thereafter	2.50x	2.0x

(i)	Defined as the ratio of consolidated indebtedness, excluding the promissory notes to be issued to OMAX, to consolidated adjusted EBITDA for the most recent four fiscal quarters.

(ii)	Defined as the ratio of consolidated adjusted EBITDA, less income taxes and maintenance capital expenditures, during the most recent four quarters to the sum of interest charges during the most recent four quarters and scheduled debt repayments in the next four quarters.
The revised covenants also require the Company to meet a liquidity test such that its consolidated indebtedness shall not exceed the total of 65% of the book value of the Company’s accounts receivable and 40% of the book value of the Company’s inventory.
     A violation of any of the covenants above would result in an event of default and accelerate the repayment of all unpaid principal and interest and the termination of any letters of credit. As of July 31, 2009, the balance outstanding under the facility amounted to $15.3 million which is reflected under Notes Payable in the Condensed Consolidated Financial Statements. The Company was in compliance with all its financial covenants as of July 31, 2009, as amended.
     Interest on the Line of Credit is based on the bank’s prime rate or LIBOR rate plus a percentage spread between 3.25% and 4.5% depending on whether the Company uses the bank’s prime rate or LIBOR rate and based on its current leverage ratio. The Company also pays an annual letter of credit fee equal to 1.30% of the amount available to be drawn under each outstanding letter of credit. The annual letter of credit fee is payable quarterly in arrears and varies depending on the Company’s leverage ratio.
     As of July 31, 2009, the Company had $17.3 million available under its Line of Credit, net of $7.4 million in outstanding standby letters of credit. These standby letters of credit are primarily issued by the Company’s bank to certain Advanced segment customers as guarantees that milestone payments made by such customers to the Company will be subject to refund should the Company fail to perform under the governing sales contracts.
Revolving Credit Facility in Taiwan
     The revolving credit facilities consists of two unsecured credit facilities in Taiwan with a commitment totaling $2.8 million at July 31, 2009, bearing interest at 2.5% per annum. The balances outstanding on these credit facilities at July 31, 2009, amounting to $1.3 million, will mature within one year and may be extended for one-year periods at the bank’s option.
Note 7—Commitments and Contingencies
     At any time, the Company may be involved in legal proceedings in addition to the Crucible, Collins and Aikman, and Avure matters described below. The Company’s policy is to routinely assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after thoughtful analysis of each known issue and an analysis of historical experience in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”), and related pronouncements. The Company records reserves related to legal matters for which it is probable that a loss has been incurred and the range of such loss can be estimated. With respect to other matters, management has concluded that a loss is only reasonably possible or remote and, therefore, no liability is recorded. Management discloses the facts regarding material matters assessed as reasonably possible and potential exposure, if determinable. Costs incurred defending claims are expensed as incurred.
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
     In fiscal year 2009, the Company was notified by the purchaser of its Avure Business (“Purchaser”), which was reported as discontinued operations for the year ended April 30, 2006, that the Swedish tax authority was conducting an audit which included periods during the time that Flow owned the subsidiary. In July 2009, the Swedish tax authority concluded its audit and issued a preliminary audit report alleging that Avure owes 8.5 million Swedish Krona in additional taxes, penalties and fines, for periods during which the Company owned Avure. The Company intends to contest the findings by the Swedish tax authority; however, the assessed amount, an equivalent of $1.1 million, was accrued as of July 31, 2009. This amount was accounted for as an adjustment to the loss on the disposal of the Avure Business and is reported as a charge to discontinued operations in the Company’s Condensed Consolidated Statement of Operations.
     Other Legal Proceedings — For matters other than Crucible, Collins and Aikman, and Avure described above, the Company does not believe these proceedings will have a material adverse effect on its consolidated financial position, results of operations or cash flows.
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
     The following tables summarize the stock option activities for the three months ended July 31, 2009:

				Weighted-
		Weighted-		Average
		Average	Aggregate	Remaining
	Number of	Exercise	Intrinsic	Contractual
	Options	Price	Value	Term (Years)
Outstanding at May 1, 2009	798,810	$10.49	$—	5.16
Granted during the period	—	—
Exercised during the period	—	—
Expired or forfeited during the period	(32,614)	9.69

Outstanding at July 31, 2009	766,196	$10.53	$—	4.85

Exercisable at July 31, 2009	528,736	$10.56	$—	5.53

Three Months ended July 31,
	2009	2008
Total intrinsic value of options exercised	$—	$—
Cash received from exercise of share options	$—	$—
Tax benefit realized from stock options exercised	$—	$—
     The Company uses the Black-Scholes option-pricing model to calculate the grant-date fair value of its stock options. There were no options granted during the three months ended July 31, 2009. Information pertaining to the Company’s assumptions to calculate the fair value of the stock options granted during the three months ended July 31, 2008 was as follows:

Three Months ended
July 31, 2008
Options granted	236,210
Weighted average grant-date fair value of stock options granted	$5.67
Assumptions:
Weighted average expected volatility	60%
Risk-free interest rate	3.09%
Weighted average expected term (in years)	6
Expected dividend yield	—
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
     For the respective three months ended July 31, 2009 and 2008, the Company recognized compensation expense related to stock options of $129,000 and $169,000. As of July 31, 2009, total unrecognized compensation cost related to nonvested stock options was $1.3 million, which is expected to be recognized over a weighted average period of 2.4 years.
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
     The following table summarizes the service-based stock award activities for employees for the three months ended July 31, 2009:

		Weighted-
		Average
	Number of	Grant-date
	Shares	Fair Value
Nonvested at May 1, 2009	402,555	$8.78
Granted during the period	991,601	2.22
Forfeited during the period	(47,649)	4.79
Vested during the period	(121,341)	10.20

Nonvested at July 31, 2009	1,225,166	$3.81

     For the respective three months ended July 31, 2009 and 2008, the Company recognized compensation expense related to service-based stock awards of $305,000 and $351,000. As of July 31, 2009, total unrecognized compensation cost related to such awards of $3.8 million is expected to be recognized over a weighted average period of 2.8 years.
Note 9—Basic and Diluted Income (Loss) per Share
     Basic income (loss) per share represents income (loss) available to common shareholders divided by the weighted average number of shares outstanding during the period. Diluted income (loss) per share represents income (loss) available to common shareholders divided by the weighted average number of shares outstanding, including the potentially dilutive impact of stock options, where appropriate. Potential common share equivalents of stock options and warrants are computed by the treasury stock method and are included in the denominator for computation of earnings per share if such equivalents are dilutive.

     The following table sets forth the computation of basic and diluted income (loss) from continuing operations per share for the respective three months ended July 31, 2009 and 2008:

	Three Months Ended
	July 31,
	2009	2008
Numerator:
Income (Loss) from continuing operations	$(7,398)	$1,533
Denominator:
Denominator for basic income (loss) per share—weighted average shares outstanding	37,748	37,591
Dilutive potential common shares from employee stock options	—	5
Dilutive potential common shares from service and performance based stock awards	—	505

Denominator for diluted income (loss) per share—weighted average shares outstanding and assumed conversions	37,748	38,101

Basic and diluted income (loss) from continuing operations per share	$(0.20)	$0.04
     There were 1,991,362 and 978,570 potentially dilutive common shares from employee stock options and stock units which have been excluded from the diluted weighted average share denominator for the respective three months ended July 31, 2009 and 2008, as their effect would be antidilutive.
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
     The following table shows the detail of Other Income (Expense), net, in the accompanying Condensed Consolidated Statements of Operations:

	Three Months
	Ended July 31,
	2009	2008
Net Realized Foreign Exchange Gains (Losses)	$(55)	$335
Net Unrealized Foreign Exchange Gains (Losses)	457	21
Other	100	35

	$502	$391

Note 11—Income Taxes
     In accordance with the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) the Company has analyzed its filing positions in all of the federal, state, and international jurisdictions where it, or its wholly-owned subsidiaries, are required to file income tax returns for all open tax years in these jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non- U.S. income tax examinations by tax authorities for years prior to fiscal 2002. There are no significant uncertain tax positions in tax years prior to fiscal year 2002. As of July 31, 2009, the Company’s balance of unrecognized tax benefits was $8.8 million, which, if recognized, would reduce the Company’s effective tax rate. There have been no significant adjustments proposed relative to the Company’s tax positions since the adoption of FIN 48 in May 1, 2007. In accordance with FIN 48, the Company has recognized immaterial interest charges related to unrecognized tax benefits as a component of interest expense. The Company does not expect that unrecognized tax benefits will significantly change within the next twelve months other than for currency fluctuations.
     The Company continues to provide a full valuation allowance against its net operating losses and other net deferred tax assets, arising in certain tax jurisdictions, mainly in Canada, because the realization of such assets is not more likely than not. For the three months ended July 31, 2009, the valuation allowance increased by $0.6 million. The change is mainly attributable to an increase in net operating losses in Canada, and additional non-deductible capital losses generated in the U.S. for the current quarter. Most of the foreign net operating losses can be carried forward indefinitely, with certain amounts expiring between fiscal years 2014 and 2017. For the three months ended July 31, 2008, the Company’s valuation allowance increased by $0.9 million.
     For the three months ended July 31, 2009, the Company recorded an income tax benefit of $606,000 compared to income tax expense of $2.7 million in the comparative prior year.
     With the exception of certain of its subsidiaries, it is the general practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of July 31, 2009 the Company has not made a provision for U.S. or additional foreign withholding taxes of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries with the exception of its subsidiaries in Taiwan, Japan, and Switzerland for which it provides deferred taxes. The Company did not repatriate any earnings in the respective periods ended July 31, 2009 and 2008.

Note 12—Discontinued Operations
     The Company recorded a charge of $1.1 million in the current quarter as an adjustment to the loss on the disposal of the Avure Business which was reported as discontinued operations for the year ended April 30, 2006. Refer to further discussion on this charge in Note 7 — Commitments and Contingencies.
     In April 2008, the Company decided to sell or otherwise dispose of its CIS Technical Solutions division (“CIS” division), which would have been reported as part of its Advanced segment. The Company ceased its efforts to sell the CIS division and closed its operations effective January 2009. The financial results of the CIS division have been reported as discontinued operations in the Condensed Consolidated Statements of Operations for all periods presented. The Condensed Consolidated Balance Sheets as of July 31, 2009 and April 30, 2009 and the Condensed Consolidated Statements of Cash Flows for the periods ended July 31, 2009 and 2008 do not reflect discontinued operations treatment for the CIS division as the related amounts are not material.
     Summarized financial information for the CIS discontinued operations for the three months ended July 31, 2008 is set forth below:

Three Months
Ended
July 31, 2008
Sales	$765
Income before provision for income taxes	107
(Provision) for income taxes	(37)

Income from operations of discontinued operations	$70

Note 13—Segment Information
     Under the provisions of Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information” (“SFAS 131”) the Company has two reportable segments: Standard and Advanced. The Standard segment includes sales and expenses related to the Company’s cutting and cleaning systems using ultrahigh-pressure water pumps, as well as parts and services to sustain these installed systems. Systems included in this segment do not require significant custom configuration. The Advanced segment includes sales and expenses related to the Company’s complex aerospace and automation systems which require specific custom configuration and advanced features to match unique customer applications as well as parts and services to sustain these installed systems.
     Segment operating results are measured based on revenue growth, gross margin, and operating income. A summary of operations by reportable segment is as follows:

				Inter-
				segment
	Standard	Advanced	All Other(i)	Eliminations(ii)	Total
Three Months Ended July 31, 2009
External sales	$28,367	$9,385	$—	$—	$37,752

Inter-segment sales	372	—	—	(372)

Gross margin	10,846	3,404	—	(274)	13,976

Operating income (loss)	(2,552)	1,791	(6,547)	(274)	(7,582)

Total assets	124,439	23,727	11,184	(31,043)	128,307

Three Months Ended July 31, 2008
External sales	$52,754	$4,311	$—	$—	$57,065

Inter-segment sales	479	—	—	(479)	—

Gross margin	25,148	966	—	17	26,131

Operating income (loss)	10,433	(2,468)	(4,225)	17	3,757

Total assets	153,939	24,116	8,576	(37,829)	148,802

(i)	Includes corporate overhead expenses as well as general and administrative expenses of inactive subsidiaries that do not constitute segments.

(ii)	Inter-segment sales represent products between the Company’s geographic areas, including between operations within the United States and between the Company’s U.S. operations and foreign subsidiaries, based on the Company’s transfer pricing policy. These amounts have been eliminated in consolidation.

     A summary reconciliation of total segment operating income to total consolidated income from continuing operations before provision for income taxes is as follows:

	Three Months Ended
	July 31,
	2009	2008
Operating income (loss) for reportable segments	$(7,582)	$3,757
Interest income	40	179
Interest expense	(964)	(130)
Other income (expense), net	502	391

Income (loss) before provision for income taxes	$(8,004)	$4,197

Note 14—Fair Value Measures
The Company disclosed and classifies fair value measurements in one of the following three categories:
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
     The Company selectively utilizes forward exchange rate contracts to hedge its exposure to adverse exchange rate fluctuations on foreign currency denominated accounts receivable and accounts payable (both trade and inter-company). The Company records qualifying derivatives in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and related amendments. Historically, fair value measurements for the Company’s derivatives, have consisted primarily of foreign currency forward contracts for which hedge accounting has not been applied. The Company has therefore marked such forward contracts to market with an unrealized gain or loss for the mark-to-market valuation. Such forward contracts and have been classified under Level 2 because such measurements are determined using published market prices or estimated based on observable inputs such as future exchange rates.
     The effect of derivative instruments on the Condensed Consolidated Statement of Operations for the respective three months ended July 31, 2009 and 2008 was as follows:

	Location of Gain or	Three Months
Derivatives not designated as hedging	(Loss) Recognized in	Ended July 31,
instruments under Statement 133	Income on Derivative	2009	2008
Forward exchange forward contracts	Other Income (Expense)	$—	$51
     There were no open forward contracts as of July 31, 2009 and April 30, 2009. Accordingly, the Company had no financial assets and liabilities that qualified for SFAS 157 fair value measurement and disclosure.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
     Effective May 1, 2009, all other nonfinancial assets and liabilities measured at fair values in the financial statements on a nonrecurring basis are subject to fair value measurements and disclosures. Nonfinancial nonrecurring assets and liabilities included on the Company’s Condensed Consolidated Balance Sheets consist of long-term notes issuable to OMAX, long lived assets, including cost-method investments, that are measured at fair value to test for and measure an impairment charge, when necessary.
     The carrying values of the Company’s current assets and liabilities due within one year approximate fair values due to the short-term maturity of these instruments.

     In the first quarter of fiscal year 2010, the Company had an initial measurement of long-term notes issuable to OMAX. The carrying amount of these notes as of July 31, 2009 was $7.4 million which approximates the fair value as of that date. In calculating the fair value of these notes, the Company used a four-year maturity date of August 17, 2013 and a discount rate of 10% which is the rate at which management believes the Company can obtain financing of a similar nature from other sources.
Note 15—Subsequent Events
Sale of Common Stock
     On September 8, 2009, the Company completed a public offering of 7,825,000 common shares at an offering price of $2.10 per share pursuant to a registration statement declared effective by the SEC in July 2009. Net proceeds from the offering will be approximately $14.9 million after deducting underwriting commissions and estimated offering expenses. The Company has also granted the underwriter an option, for a period of 30 days from closing, to purchase up to an additional 1,173,750 shares of common stock from the Company to cover over-allotments. If the underwriter exercises this option in full, the total proceeds, net of underwriting commissions and related offering expenses will be approximately $17.2 million. The proceeds from this offering will be used to pay down existing debt and for general corporate purposes.
Credit Facility Amendment
     In connection with the sale of common stock above, the Company amended its Senior Credit Facility in August 2009. This amendment revises the financial covenants that the Company is required to maintain in order to provide the Company with more flexibility to operate the business in this challenging economic environment. Refer to Note 6 — Long-Term Obligations and Notes Payable for further detail on this amendment.
Sale of Building
     The Company entered into a binding contract to sell its building in Hsinchu, Taiwan in August 2009 for approximately $4.6 million. The Company will lease 50% of one floor of the building for one year commencing September 2009. A non refundable deposit of $1.0 million was received from the buyer in July 2009, which proceeds were used to fund the payment of certain debt of the Company. This building was classified as held-for-sale in the Company’s Condensed Consolidated Balance Sheet as of July 31, 2009, and the sale concludes the Company’s efforts to consolidate its manufacturing activities. The Company anticipates recording a gain on this transaction which was completed in September 2009.

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
Executive Summary
     We are a technology-based global company whose objective is to deliver profitable dynamic growth by providing technologically advanced waterjet cutting and cleaning systems to our customers. To achieve this objective, we offer versatile waterjet cutting and industrial cleaning systems and we strive to expand market share in our current markets; continue to identify and penetrate new markets; capitalize on our customer relationships and business competencies; develop and market innovative products and diverse applications; continue to improve operating margins by focusing on operational improvements; and pursue additional channels and partners for distribution.
     On September 8, 2009, we completed a public offering of 7,825,000 common shares at an offering price of $2.10 per share pursuant to a registration statement declared effective by the SEC in July 2009. Net proceeds from the offering will be approximately $14.9 million after deducting underwriting commissions and estimated offering expenses. We have also granted the underwriter an option, for a period of 30 days from closing, to purchase up to an additional 1,173,750 shares of common stock from us to cover over-allotments. If the Underwriter exercises this option in full, our total proceeds, net of underwriting commissions and related offering expenses will be approximately $17.2 million. The proceeds from this offering will be used to pay down existing debt and for general corporate purposes.
     In connection with this sale of common stock, we amended our Senior Credit Facility in August 2009. This amendment revised the financial covenants that we are required to maintain in order to provide us with more flexibility to operate the business in this economic environment. Refer to the Liquidity and Capital Resources section for further detail on this amendment.
     In the prior year, we took important steps to strengthen the Company even as we responded to the global economic crisis by systematically and aggressively cutting costs in order to generate positive cash flow. We reduced our global manufacturing footprint from four factories to two, exited two unprofitable businesses, and reduced total headcount by nearly 20%. To strengthen the Company, we settled a major outstanding patent lawsuit, removing a potential long-term risk, and we added 20 distributors in 17 countries globally, increasing our “feet on the street”.
     As a result of the continued decline in sales activity along with the uncertainty regarding the timing of an economic recovery, we continued to focus on lowering our operating costs and creating efficiencies in the first quarter of this fiscal year. Some of the cost cutting initiatives implemented in the current quarter have included the following:
•	temporary reduction of wages for the majority of our salaried employees;

•	temporary suspension of certain employee benefits;

•	culmination of our plan to exit all manufacturing activities in our Taiwan facility; and

•	elimination of 30 full-time positions globally.
     We anticipate that the financial impact of these actions will result in annual savings in excess of $6 million commencing in the second quarter of fiscal year 2010. We incurred charges of approximately $1.6 million during the quarter in conjunction with the staff reductions noted above. These charges have been recorded in “Restructuring and Other Charges” in our Condensed Consolidated Statement of Operations. We do not anticipate incurring further charges related to these cost savings initiatives.
     Our ability to fully implement our strategies and achieve our objective may be influenced by a variety of factors, many of which are beyond our control. These risks and uncertainties pertaining to our business are set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended April 30, 2009.

Results of Operations
(Tabular amounts in thousands)
Summary Consolidated Results for the Three Months ended July 31, 2009 and 2008

	Three Months Ended July 31,
	2009	2008	%
Sales	$37,752	$57,065	(34)%
Operating Income (Loss)	(7,582)	3,757	NM

	Three Months Ended July 31,
	2009	2008	%
Sales
Systems	$24,403	$39,088	(38)%
Consumable parts	13,349	17,977	(26)%

Total Sales	37,752	57,065	(34)%
     The sales decline of $19.3 million or 34% was primarily driven by the continued weak economic environment and its impact on capital spending and expansion plans. In particular, we continued to experience significant sales volume declines in our North America and Europe standard systems and spares which had a combined revenue decline of $18.8 million or 47%. These declines were partially offset by improved revenue of $5.1 million in our Advanced segment.
     Systems sales were down by $14.7 million or 38% as a result of the prevailing economic conditions noted above and consumable parts sales were down $4.6 million or 26% as we experienced a slowdown in the consumption of spare parts due to lower capacity utilization in our customers’ operations.
     The operating loss of $7.6 million in fiscal year 2009 was primarily driven by the following:
•	lower sales volume discussed above;

•	a decline of 878 basis points in gross margin as a result of a greater mix of low margin systems versus the prior year as well as higher manufacturing overhead costs resulting from lower manufacturing volume and production mix experienced in the latter part of fiscal year 2009 that were recognized in the first fiscal quarter of 2010;

•	a net charge of $3.2 million to record the termination of our option to acquire OMAX Corporation, which is further discussed in Note 5 — Other Accrued Liabilities of the Notes to the Condensed Consolidated Financial Statements; and

•	Restructuring and other related expenses of $1.6 million for charges recorded to reduce global staffing levels and complete the shutdown of our Taiwan manufacturing operations.
The above charges were partially offset by lower core operating expenses when compared to the prior year same period.
Segment Results of Operations
     Under the provisions of Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information” (“SFAS 131”) we have two reportable segments: Standard and Advanced. The Standard segment includes sales and expenses related to our cutting and cleaning systems using ultrahigh-pressure water pumps, as well as parts and services to sustain these installed systems. Systems included in this segment do not require significant custom configuration. The Advanced segment includes sales and expenses related to our complex aerospace and automation systems which require specific custom configuration and advanced features to match unique customer applications as well as parts and services to sustain these installed systems.
     This section provides a comparison of net sales and operating expenses for each of our reportable segments for the three months ended July 31, 2009 and 2008, respectively. A discussion of corporate overhead and general expenses related to inactive subsidiaries which do not constitute segments has also been provided under “All Other”. For further discussion on our reportable segments, refer to Note 13 — Segment Information of the Notes to the Condensed Consolidated Financial Statements.

Standard Segment

	Three Months Ended July 31,
	2009	2008	%
Sales	$28,367	$52,754	(46)%
% of total company sales	75%	92%	NM
Gross Margin	10,846	25,148	(57)%
Gross Margin as % of sales	38%	48%	NM
Operating Expenses:
Sales and Marketing	7,287	9,584	(24)%
Research and Engineering	1,487	1,837	(19)%
General and Administrative	3,324	3,294	1%
Restructuring Charges and Other	1,300	—	NM
Total Operating Expenses	13,398	14,715	(9)%
Operating (Loss) Income	(2,552)	10,433	NM

NM =	Not Meaningful
For the three months ended July 31, 2009:
     Sales in our standard segment decreased $24.4 million or 46% over the prior year comparative period. The quarter-to-date decline is primarily due to the following:
•	Significant standard system sales volume declines in North America and Europe which are the markets affected the most by the current recession. These two regions had a combined decline in system sales of $15.4 million or 58% for three months ended July 31, 2009 over the prior year. Consumable parts revenue for this segment also declined by $4.1 million or 24% over the prior year primarily in North America and Europe which had a combined decline of $3.4 million or 25%.

•	Excluding the impact of foreign currency changes, sales in the Standard segment declined $22.4 million or 43% in fiscal year 2009 compared to the prior year comparative period.
Gross margin in the current fiscal quarter was $10.8 million or 38% compared to $25.1 million or 48% in the prior year comparative period. Generally, comparison of gross margin rates will vary period over period based on changes in our product sales mix and prices, and levels of production volume. The decline in our margins over the prior year first quarter was primarily attributable to a greater mix of lower margin systems versus the prior year as well higher manufacturing overhead costs resulting from lower manufacturing volume and production mix experienced in the latter part of fiscal year 2009 that were recognized in the first fiscal quarter of 2010.
     Operating expense changes consisted of the following:
•	A decrease in sales and marketing expenses of $2.3 million or 24% primarily as a result of lower commission expense based on lower sales volume as well as reduced headcount related expenses;

•	An decrease in research and engineering expenses of $350,000 or 19% which was mainly attributable to the timing of investments on research and development activities for new product development in the current period in response to the continued decline in sales;

•	General and administrative expenses were fairly consistent with the prior year; and

•	Restructuring and Other Charges of $1.3 million in the Standard segment were related to charges recorded to reduce global staffing levels and to complete the cessation of manufacturing activity in our Taiwan facility.

Advanced Segment

	Three Months Ended July 31,
	2009	2008	%
Sales	$9,385	$4,311	118%
% of total company sales	25%	8%	NM
Gross Margin	3,404	966	252%
Gross Margin as % of sales	36%	22%	NM
Operating Expenses:
Sales and Marketing	629	514	22%
Research and Engineering	210	413	(49)%
General and Administrative	705	1,071	(34)%
Restructuring Charges and Other	69	1,436	(95)%
Total Operating Expenses	1,613	3,434	(53)%
Operating Income	1,791	(2,468)	NM

NM =	Not Meaningful
     Sales in the Advanced segment will vary period over period for various reasons, such as the timing of contract awards, timing of project design and manufacturing schedule, and the timing of shipments to customers.
     In the first quarter of fiscal 2010, sales in our Advanced segment increased by $5.1 million or 118% over the prior year comparative period. This increase is primarily due to the timing of revenue recognition for some of our aerospace contracts which were in the project design phase during the comparative prior period which phase accounts for a low percentage of total estimated costs to complete.
     Gross margin in the current fiscal quarter was $3.4 million or 36% compared to $966,000 or 22% of sales in the prior year comparative period. The improvement in gross margin as a percentage of sales when compared to the prior year comparative period is attributable to improved contract pricing and labor efficiencies from consolidating the manufacturing for all our advanced systems to one facility in Jeffersonville, Indiana.
     Operating expense changes consisted of the following:
•	An increase in sales and marketing expenses of $115,000 or 22% primarily as a result of higher commission expense based on higher sales volume;

•	An decrease in research and engineering expensed of $203,000 or 49% as well as a decrease in general and administrative expenses of $366,000 or 34% as a result of having a full quarter impact of savings resulting from the consolidation of our facilities for our Advanced segment to Jeffersonville, Indiana which eliminated a significant amount of overhead associated with maintaining two facilities; and

•	Restructuring Charges and Other of $69,000 in the current fiscal quarter was related to a charge recorded to reduce global staffing levels in the current quarter. The comparative period amount of $1.4 million was related to severance and termination benefits incurred to close our Burlington, Ontario Canada manufacturing facility.
All Other
     Our All Other category includes general corporate overhead expenses that do not support either the Standard or Advanced segments, as well as general and administrative expenses related to inactive entities that do not constitute operating segments.

	Three Months Ended July 31,
	2009	2008	%
General and Administrative	$3,093	$4,225	(27)%
Restructuring Charges and Other	3,454	—	NM

NM =	Not Meaningful
     General and administrative expenses in our All Other category decreased by $1.1 million or 27%, for the three months ended July 31, 2009, as compared to the prior year comparative period. The decrease in the current quarter was attributable to a lower performance award expenses as well as reduced headcount when compared to the prior year period.

     We recorded a $6 million charge pursuant to the provisions of the amended Merger Agreement with OMAX, which provided for the non-refundable $2 million cash payment to OMAX for the extension of the closing of the merger from March 31, 2009 to August 15, 2009. Per the terms of this amendment, in the event the merger would have been consummated by August 15, 2009, the $2 million would have been applied towards the contemplated $75 million purchase price. However, as the merger was not consummated, the $2 million was forfeited and we are required to issue a promissory note of $4 million to OMAX. The $6 million charge recorded in the first quarter of fiscal year 2010 was net of a discount of $2.8 million as the two promissory notes to be issued to OMAX ($6 million promissory note related to the Settlement and Cross Licensing Agreement which is discussed in Note 5 — Other Accrued Liabilities of the Notes to the Condensed Consolidated Financial Statements and the $4 million promissory note discussed herein) will be at a stated interest rate of 2% which is below the Company’s incremental borrowing rate. The discount will be amortized as interest expense through the maturity of the promissory notes in August 2013.
     Further, our three months results as of July 31, 2009 also include a severance and termination charges of $235,000 related to the global reduction of staff in July 2009.
Interest (Income) Expense
Interest Income (Expense), net

	Three Months Ended July 31,
	2009	2008	%
Interest Income	$40	$179	(78)%
Interest Expense	(964)	(130)	NM

Net Interest Income (Expense)	(924)	49	NM

NM =	Not Meaningful
     Our interest expense, net was $924,000 and for the three months ended July 31, 2009, compared to interest income, net of $49,000 for the comparative prior period.
     The significant increase in net interest expense in the current quarter when compared to the prior year was primarily as a result of the following charges:
•	interest charges of $280,000 on the used and unused portion of our credit facility as well as outstanding standby letters of credit;

•	imputed interest of $214,000 related to the two promissory notes issuable to OMAX in satisfaction of our remaining obligation to OMAX pursuant to the Settlement and Cross Licensing Agreement executed in March 2009 as well as in connection with the termination of the Merger Agreement;

•	write-off of $253,000 of deferred financing fees upon the execution of an amendment to our Line of Credit Agreement in June 2009 which reduced our available borrowing capacity by 50%; and

•	amortization of $82,000 deferred financing fees over the life of the Line of Credit availability which amortization began in June 2008 upon the execution of the original Line of Credit Agreement with our Senior Lenders.
In the prior year, the Company had minimal outstanding interest bearing debt and higher investible cash balances.
Other Income, Net
Our other Income, net in the Condensed Consolidated Statement of Operations is comprised of the following:

	Three Months
	Ended July 31,
	2009	2008
Realized Foreign Exchange Gains (Losses), net	$(55)	$335
Unrealized Foreign Exchange Gains (Losses), net	457	21
Other	100	35

	$502	$391

     During the three months ended July 31, 2009, we recorded Other Income, net of $502,000 compared to Other Income, net of $391,000 for the three months ended July 31, 2008. These changes primarily resulted from the fluctuation in realized and unrealized foreign exchange gains and losses.
  Income Taxes
     Our (benefit)/provision for income taxes for the respective three months ended July 31, 2009 and 2008 consisted of:

	Ended July 31,
	2009	2008
Current Tax (Benefit) Expense	$(133)	$1,048
Deferred Tax (Benefit) Expense	(473)	1,616

	$(606)	$2,664

     Under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, we recognize a net deferred tax asset for items that will generate a reduction in future taxable income to the extent that it is “more likely than not” that these deferred assets will be realized. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the period in which the tax benefit will be realized. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which the tax benefit will be realized. In determining the realizability of these assets, we considered numerous factors, including historical profitability, estimated future taxable income and the industry in which we operate. In fiscal year 2008, we reversed approximately $17.2 million and $1 million of valuation allowance against deferred tax assets related to U.S. and Germany net operating loss (NOL) carryforwards and other net deferred tax assets, respectively, after concluding that it was more likely than not that these benefits would be realized based on cumulative positive results of operations and anticipated future profit levels. At July 31, 2009, the recorded amount of our deferred tax assets was $20.8 million, net of valuation allowance on certain foreign NOLs.
     Our foreign tax provision consists of current and deferred tax expense. The United States tax provision consists of current and deferred tax expense (benefit), state taxes and foreign withholding taxes. We do not permanently defer undistributed earnings of certain foreign subsidiaries. We did not repatriate any earnings in each of the respective three months ended July 31, 2009 and 2008.
     In the first quarter of fiscal year 2009, the tax provision consisted of current and deferred benefit related to the U. S. and foreign operations, primarily in Taiwan, Japan, and Germany. In addition, operations in certain jurisdictions (principally Canada) reported net operating losses for which no tax benefit was recognized as it was more likely than not that such benefit would not be realized at that time.
Liquidity and Capital Resources
  Sources of Cash
     Historically, our most significant sources of financing have been funds generated by operating activities, available cash and cash equivalents and available lines of credit. From time to time, we have borrowed funds from our available revolving credit facility.
  Cash Generated by Operating Activities
     Cash generated by operating activities was $2.7 million for the three months ended July 31, 2009 compared to a use of cash of $3.0 million for three months ended July 31, 2008. This increase in cash generated from operating activities was primarily as a result of the timing of vendor payments.
  Available Cash and Cash Equivalents
     At July 31, 2009 we had total cash and cash equivalents of $6.8 million, of which approximately $6.3 million was held by our non-U.S. subsidiaries. To the extent that our cash needs in the U.S. exceed our cash reserves and availability under our senior secured credit facility, we may repatriate cash from certain of our foreign subsidiaries that we have previously repatriated cash from. This could be limited by our ability to repatriate such cash in a tax efficient manner. We believe that our existing cash and cash equivalents as of July 31, 2009, anticipated revenue and funds generated from our operations, funds from our recently completed sale of common stock, and financing available under our existing credit facilities will be sufficient to fund our operations for at least the next twelve months. However, in the event that there are changes in our expectations or circumstances, we may need to raise additional funds through public or private debt or sale of equity to fund our operations. In the first quarter of fiscal year 2010, we filed a registration statement on Form S-3 filed with the SEC covering the offer and sale, at our discretion, of up to $35 million in common and preferred stock, warrants, and units. This registration statement was declared effective by the SEC in July 2009. In September 2009, we completed a public offering of 7,825,000 common shares at an offering price of $2.10 per share pursuant to this registration statement. Net proceeds from the offering will be approximately $14.9 million after deducting underwriting commissions and estimated offering expenses. We have also granted the underwriter an option, for a period of 30 days from closing, to purchase up to an additional 1,173,750 shares of common stock from us to cover over-allotments. If the Underwriter exercises this option in full, our total proceeds, net of underwriting discounts and commissions and related offering expenses will be approximately $17.2 million. The proceeds from this offering will be used to pay down existing debt and for general corporate purposes.
     Refer to Part II, Item 1A: Risk Factors for a discussion of the risks and uncertainties pertaining to our business and industry.
  Credit Facilities and Debt
     On June 10, 2009, we amended our $40 million Credit Facility Agreement which modified the maturity date of the line to June 10, 2011 as well as certain covenants that we are required to maintain.
     In connection with our recently completed sale of common stock (refer to Note 15 — Subsequent Events), we amended our Credit Facility Agreement in August 2009, which amended the covenants that we are required to maintain. The amendment eliminated the requirement to maintain a minimum Consolidated Adjusted EBITDA based on trailing four quarters of $8 million. Under the amended covenants, we must maintain the following ratios:

	Maximum Consolidated	Minimum Fixed Charge
	Leverage Ratio (i)	Coverage Ratio (ii)
Fiscal Year 2010
First Quarter	3.25x	2.0x
Second Quarter	3.35x	1.2x
Third Quarter	3.50x	1.2x
Fourth Quarter	3.35x	1.2x
Fiscal Year 2011
First Quarter	2.75x	2.0x
Thereafter	2.50x	2.0x

(i)	Defined as the ratio of consolidated indebtedness to consolidated adjusted EBITDA, excluding the promissory notes to be issued to OMAX, for the most recent four fiscal quarters.

(ii)	Defined as the ratio of consolidated adjusted EBITDA, less income taxes and maintenance capital expenditures, during the most recent four quarters to the sum of interest charges during the most recent four quarters and scheduled debt repayments in the next four quarters.
     The revised covenants also require us to meet a liquidity test such that our consolidated indebtedness shall not exceed the total of 65% of the book value of our accounts receivable and 40% of the book value of our inventory.
     A violation of any of the covenants above would result in event of default and accelerate the repayment of all unpaid principal and interest and the termination of any letters of credit.
     Our leverage ratio and fixed charge coverage ratio were 3.03 and 2.8 for the quarter ended July 31, 2009. Our consolidated indebtedness did not exceed the of the total of 65% of the book value of our accounts receivable and 40% of the book value of our inventory. Our calculations of these financial ratios are reported in Exhibit No. 99.1 of this Quarterly Report on Form 10-Q. We were in compliance with all our financial covenants as of July 31, 2009, as amended. As of July 31, 2009, the balance outstanding under the facility amounted to $15.3 million which is reflected under Notes Payable in the Condensed Consolidated Financial Statements.
     We expect to be in compliance with our covenants pursuant to the Credit Facility Agreement for at least the next twelve months. However, in the event that there is a possibility of default, we may institute additional cost reductions, raise additional funds through public or private debt or sale of equity; possibly seek further amendments to our Credit Facility Agreement or a combination of these items. Refer to Part II, Item 1A: Risk Factors in our Annual Report on Form 10-K for the fiscal year ended April 30, 2009 for discussion of the risks and uncertainties pertaining to our business and industry.

     Interest on the Line of Credit is based on the bank’s prime rate or LIBOR rate plus a percentage spread between 3.25% and 4.5% depending on whether we use the bank’s prime rate or LIBOR rate and based on our current leverage ratio. We also pay an annual letter of credit fee equal to 1.30% of the amount available to be drawn under each outstanding letter of credit. The annual letter of credit fee is payable quarterly in arrears and varies depending on our leverage ratio.
     As of July 31, 2009, we had $17.3 million available under our Line of Credit, net of $7.4 million in outstanding letters of credit.
     We also have two unsecured credit facilities in Taiwan with a commitment totaling $2.8 million at July 31, 2009, bearing interest at 2.5% per annum. At July 31, 2009, both of these credit facilities will mature within one year and the balance outstanding under these credit facilities amounts to $1.3 million, which is shown under Notes Payable in the Consolidated Financial Statements.
     As of April 30, 2009, we had an outstanding seven-year long-term variable rate loan, expiring in 2011, bearing interest at an annual rate of 3.67%. The loan was collateralized by our building in Taiwan. The outstanding balance on this loan was fully paid off in the current quarter with no prepayment penalty charges.
  Other Sources of Cash
     In addition to cash and cash equivalents, cash from operations and cash available under our credit facilities, we also generate cash from the exercise of stock options. There were no option exercises for the respective three months ended July 31, 2009 and 2008.
  Uses of Cash
  Capital Expenditures
     Our capital spending plans currently provide for outlays ranging from approximately $3 million to $5 million over the next twelve months, primarily related to the completion of Enterprise Resource Planning system as well as patent and trademark maintenance. It is expected that funds necessary for these expenditures will be generated internally or from available financing. To the extent that funds cannot be generated through operations or we are unable to obtain financing on reasonable terms, we will reduce our capital expenditures accordingly. Our capital spending for the respective three months ended July 31, 2009 and 2008 amounted to $4.5 million and $1.3 million.
  Repayment of Debt and Notes Payable
     Our total repayments of debt, capital leases, notes payable, and debt issuance costs were $3.4 million and $469,000 in each of the respective periods ended July 31, 2009 and 2008.
Off-Balance Sheet Arrangements
     We did not have any special purpose entities or off-balance sheet financing arrangements as of July 31, 2009.
Contractual Obligations
     During the three months ended July 31, 2009, there were no material changes outside the ordinary course of business in our contractual obligations and minimum commercial commitments as reported in our Annual Report on Form 10-K for the year ended April 30, 2009.
Critical Accounting Estimates and Judgments
     There are no material changes in our critical accounting estimates as disclosed in our Annual Report on Form 10-K for the year ended April 30, 2009, except as set forth below. We adopted certain Statements of Financial Accounting Standards as of May 1, 2009 with no material impact to our Condensed Consolidated Financial Statements as discussed in Note 2 — Recently Issued Accounting Pronouncements of the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Recently Issued Accounting Pronouncements
     Please refer to Note 2 to the Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes in our market risk during the three months ended July 31, 2009. For additional information, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations as presented in our Annual Report on Form 10-K for the year ended April 30, 2009.
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
(b) Changes in Internal Controls
     In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in our internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
     At any time, the Company may be named as a defendant in legal proceedings. Please refer to Note 7 — Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements for a discussion of the Company’s legal proceedings.
Item 1A. Risk Factors
     Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the “Risk Factors” sections of our Annual Report on Form 10-K for the fiscal year ended April 30, 2009, filed by us with the Securities and Exchange Commission on June 26, 2009.
Items 2, 3, 4, and 5 are None and have been omitted.
Item 6. Exhibits
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Debt Covenant Compliance as of July 31, 2009

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOW INTERNATIONAL CORPORATION

Date: September 8, 2009	/s/ Charles M. Brown
Charles M. Brown
President and Chief Executive Officer
(Principal Executive Officer)

Date: September 8, 2009	/s/ Allen M. Hsieh
Allen M. Hsieh
Vice President and Chief Financial Officer
(Principal Financial Officer)