Form 10-Q
period 2009-10-31
FLOW INTERNATIONAL CORP
filed 2009-12-03
CIK 713002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had 46,879,380 shares of Common Stock, $0.01 par value per share, outstanding as of November 27, 2009.

FLOW INTERNATIONAL CORPORATION

FLOW INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in thousands, except share amounts)

	October 31,	April 30,
	2009	2009
ASSETS:
Current Assets:
Cash and Cash Equivalents	$5,040	$10,117
Restricted Cash	322	220
Receivables, net	38,994	32,103
Inventories	19,772	21,480
Deferred Income Taxes, net	2,399	8,686
Deferred Acquisition Costs	—	17,093
Other Current Assets	6,832	5,544

Total Current Assets	73,359	95,243
Property and Equipment, net	22,175	22,983
Intangible Assets, net	4,596	4,456
Deferred Income Taxes, net	25,740	17,480
Other Assets	4,686	4,798

	$130,556	$144,960

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Notes Payable	$200	$15,226
Current Portion of Long-Term Obligations	69	1,367
Accounts Payable	14,341	10,215
Accrued Payroll and Related Liabilities	5,326	5,406
Taxes Payable and Other Accrued Taxes	1,358	2,276
Deferred Income Taxes	705	651
Deferred Revenue	3,769	4,649
Customer Deposits	5,262	3,322
Reserve for Patent Litigation (Note 6)	—	15,000
Other Accrued Liabilities	9,539	9,208

Total Current Liabilities	40,569	67,320
Long-Term Obligations, net	24	1,937
Deferred Income Taxes	6,399	5,498
Subordinated Notes (Note 6)	7,602	6,000
Other Long-Term Liabilities	1,607	1,494

	56,201	82,249

Commitments and Contingencies (Note 8)
Shareholders’ Equity:
Series A 8% Convertible Preferred Stock—$.01 par value, 1,000,000 shares authorized, none issued	—	—
Common Stock—$.01 par value, 84,000,000 shares authorized, 46,878,580 and 37,704,684 shares issued and outstanding at October 31, 2009 and April 30, 2009, respectively	465	372
Capital in Excess of Par	158,826	140,634
Accumulated Deficit	(79,252)	(71,403)
Accumulated Other Comprehensive Loss:
Defined Benefit Plan Obligation, net of income tax of $42 and $37	(85)	(80)
Cumulative Translation Adjustment, net of income tax of $715 and $508	(5,599)	(6,812)

Total Shareholders’ Equity	74,355	62,711

	$130,556	$144,960

See Accompanying Notes to
Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2009	2008	2009	2008
Sales	$42,037	$60,578	$79,789	$117,643
Cost of Sales	25,405	34,939	49,181	65,873

Gross Margin	16,632	25,639	30,608	51,770

Operating Expenses:
Sales and Marketing	8,975	11,902	16,891	21,999
Research and Engineering	1,850	2,278	3,547	4,528
General and Administrative	6,071	7,578	13,193	16,169
Restructuring and Other Operating Charges, net	(601)	444	4,222	1,880

Total Operating Expenses	16,295	22,202	37,853	44,576

Operating Income (Loss)	337	3,437	(7,245)	7,194
Interest Income	53	124	93	303
Interest Expense	(474)	(161)	(1,438)	(291)
Other Income (Expense), net	(150)	(842)	352	(449)

Income (Loss) Before Provision for Income Taxes	(234)	2,558	(8,238)	6,757
(Provision) Benefit for Income Taxes	923	(2,162)	1,529	(4,831)

Income (Loss) from Continuing Operations	689	396	(6,709)	1,926
Income (Loss) from Discontinued Operations, net of Income Tax of $0, $9, $0, and $46	8	16	(1,140)	89

Net Income (Loss)	$697	$412	$(7,849)	$2,015

Basic Income (Loss) Per Share:
Income (Loss) from Continuing Operations	$0.02	$0.01	$(0.17)	$0.05
Discontinued Operations	.00	.00	(0.02)	.00
Net Income (Loss)	$0.02	$0.01	$(0.19)	$0.05

Diluted Income (Loss) Per Share:
Income (Loss) from Continuing Operations	$0.02	$0.01	$(0.17)	$0.05
Discontinued Operations	.00	.00	(0.02)	.00
Net Income (Loss)	$0.02	$0.01	$(0.19)	$0.05

Weighted Average Shares Used in Computing Basic and Diluted Income (Loss) Per Share:
Basic	42,841	37,595	40,295	37,593
Diluted	43,158	37,595	40,295	37,596
See Accompanying Notes to
Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Six Months Ended
	October 31,
	2009	2008
Cash Flows from Operating Activities:
Net Income (Loss)	$(7,849)	$2,015
Adjustments to Reconcile Net Income (Loss) to Cash Provided by Operating Activities:
Depreciation and Amortization	2,593	2,097
Deferred Income Taxes	(1,207)	3,461
Provision for Slow Moving and Obsolete Inventory	292	121
Bad Debt Expense	447	539
Warranty Expense	1,316	1,982
Stock Compensation Expense	987	952
Unrealized Foreign Exchange Currency (Gains) Losses	(53)	942
Write-off of Deferred Debt Issuance Costs	253	—
OMAX Termination Charge	3,219	—
Indemnification Charge	1,219	—
Interest Accretion on Subordinated Notes	383	—
Other	(455)	183
Changes in Operating Assets and Liabilities:
Receivables	(5,973)	(6,409)
Inventories	2,767	315
Other Operating Assets	163	(2,627)
Accounts Payable	5,887	1,632
Accrued Payroll and Payroll Related Liabilities	(523)	(709)
Deferred Revenue	(960)	856
Customer Deposits	1,733	1,536
Release of Funds from Escrow	17,000	—
Payment for Patent Litigation Settlement	(15,000)	—
Payment for OMAX Termination	(2,000)	—
Other Operating Liabilities	(3,674)	(2,357)

Cash Provided by Operating Activities	565	4,529

Cash Flows From Investing Activities:
Expenditures for Property and Equipment	(7,545)	(4,538)
Expenditures for Intangible Assets	(412)	(404)
Proceeds from Sale of Property and Equipment	4,690	118
Payments for Pending Acquisition	—	(3,792)
Restricted Cash	(94)	(364)

Cash (Used in) Investing Activities	(3,361)	(8,980)

Cash Flows from Financing Activities:
Borrowings under Senior Credit Agreement	5,250	—
Repayments under Senior Credit Agreement	(18,050)	—
Borrowings Under Other Financing Arrangements	—	850
Repayments Under Other Financing Arrangements	(1,362)	(160)
Repayments of Long—Term Obligations	(4,245)	(407)
Proceeds from Issuance of Common Stock, net of Issuance Costs	17,439	—
Debt Issuance Costs	(607)	—

Cash Provided by (Used in) Financing Activities	(1,575)	283

Effect of Changes in Exchange Rates	(706)	(1,784)
Decrease in Cash And Cash Equivalents	(5,077)	(5,952)
Cash and Cash Equivalents at Beginning of Period	10,117	29,099

Cash and Cash Equivalents at End of Period	$5,040	$23,147

Supplemental Disclosures of Cash Flow Information:
Cash Paid during the Year for:
Interest	860	213
Taxes	503	1,532
Supplemental Disclosures of Noncash Investing and Financing Activities:
Accounts Payable incurred to acquire Property and Equipment, and Intangible Assets	274	959
Accrued Liabilities Incurred for Pending Acquisition	—	1,412
See Accompanying Notes to
Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

					Accumulated
	Common Stock		Capital		Other	Total
		Par	In Excess	Accumulated	Comprehensive	Shareholders’
	Shares	Value	of Par	Deficit	Loss	Equity
Balances, May 1, 2008	37,590	$371	$139,007	$(47,584)	$(5,730)	$86,064
Components of Comprehensive Income:
Net Income				2,015		2,015
Cumulative Translation Adjustment, Net of Income Tax of $281					(1,767)	(1,767)

Total Comprehensive Income						248
Stock Compensation	8	0	797			797

Balances, October 31, 2008	37,598	$371	$139,804	$(45,569)	$(7,497)	$87,109

Balances, May 1, 2009	37,705	$372	$140,634	$(71,403)	$(6,892)	$62,711
Components of Comprehensive Income (Loss):
Net Loss				(7,849)		(7,849)
Adjustment to Minimum Pension Liability, Net of Income Tax of $5					(5)	(5)
Cumulative Translation Adjustment, Net of Income Tax of $207					1,213	1,213

Total Comprehensive Income (Loss)						(6,641)
Sale of Common stock at $2.10 per share, net of Stock Issuance Costs of $1.7 million	8,999	90	17,117			17,207
Stock Compensation	175	3	1,075			1,078

Balances, October 31, 2009	46,879	$465	$158,826	$(79,252)	$(5,684)	$74,355

See Accompanying Notes to
Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All tabular dollar amounts in thousands, except per share amounts)
(Unaudited)
Note 1—Basis of Presentation
     In the opinion of the management of Flow International Corporation (the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring items and accruals necessary to fairly present the financial position, results of operations and cash flows of the Company. The financial information as of April 30, 2009 is derived from the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended April 30, 2009 included in Item 8 in the fiscal year 2009 Annual Report on Form 10-K (“10-K”). These interim condensed consolidated financial statements do not include all information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States, and should be read in conjunction with the Company’s fiscal year 2009 Form 10-K. The preparation of these interim condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company’s financial statements. Operating results for the three and six months ended October 31, 2009 may not be indicative of future results.
Note 2—Recently Issued Accounting Pronouncements
     In September 2006, the FASB issued ASC 820, formerly SFAS No. 157, “Defining Fair Value Measurement”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. ASC 820 became effective for the Company as of May 1, 2008 for all financial assets and liabilities and on May 1, 2009 for all nonfinancial assets and liabilities. There were no nonfinancial assets or liabilities requiring initial measurement or subsequent remeasurement during the six months ended October 31, 2009. The required disclosures are included in Note 16 — Fair Value Measures.
     In December 2007, the FASB issued ASC 805, formerly SFAS No. 141 (revised 2007), “Business Combinations” and ASC 810, formerly SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51”. ASC 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. ASC 805 requires that the fair value of the purchase price of an acquisition including the issuance of equity securities be determined on the acquisition date; requires that all assets, liabilities, contingent consideration, contingencies, and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; requires that acquisition costs generally be expensed as incurred; requires that restructuring costs generally be expensed in periods subsequent to the acquisition date; and requires that changes in deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. Under ASC 805, the Company expensed $3.8 million of previously deferred direct transaction costs which had been capitalized as part of the contemplated acquisition cost of OMAX Corporation (“OMAX”) in the fourth quarter of its fiscal year 2009 as it was deemed probable that the contemplated merger with OMAX would not close prior to the adoption of ASC 805 on May 1, 2009. The adoption of ASC 805 may also have an impact in the future in the event that the Company enters into a business combination. ASC 810 establishes reporting requirements that clearly identify and distinguish between the interests of the parent and the interest of the non controlling owners. The provisions of ASC 810 are to be applied prospectively with the exception of the presentation and disclosure, which are to be applied for all prior periods presented in the financial statements. The adoption of ASC 810 had no impact on the Company’s consolidated financial statements.
     In April 2009, the FASB issued ASC 825-10, formerly FSP 107-1, which amends SFAS No. 107, “Disclosures about Fair Values of Financial Instruments”, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. ASC 825-10 also amends ASC 825-10, formerly Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. ASC 825-10 was effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted ASC 825-10 on May 1, 2009. Refer to Note 16 — Fair Value Measures for disclosure requirements required by ASC 825-10.

     In May 2009, the FASB issued ASC 855, formerly SFAS No. 165, “Subsequent Events”. The standard did not require significant changes regarding recognition or disclosure of subsequent events, but does require disclosure of the date through which subsequent events have been evaluated for disclosure and recognition. The standard was effective for financial statements issued after June 15, 2009 which was May 1, 2009 for the Company. The Company has evaluated subsequent events in accordance with the Statement through the filing of this Quarterly Report on Form 10-Q on December 3, 2009.
     In June 2009, the FASB issued ASC 105, formerly SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162”. This Statement established the FASB Accounting Standards Codification (“ASC”), along with rules and interpretive releases of the U.S. Securities and Exchange Commission under authority of federal securities laws, as the source of authoritative GAAP in the United States. The Statement is effective for interim and annual reporting periods ending after September 15, 2009, which is October 31, 2009 for the Company. The Company conformed to the FASB Accounting Standards Codification when referring to GAAP in this Quarterly Report on Form 10-Q for the interim period ending October 31, 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on the Company’s consolidated financial statements.
     In September 2009, the FASB ratified the consensuses reached by the EITF regarding ASU 2009-13, formerly EITF Issue No. 08-1, “Revenue Arrangements with Multiple Deliverables” (“ASU 2009-13”), and ASU 2009-14, formerly EITF Issue No. 09-3, “Certain Revenue Arrangements That Include Software Elements” (“ASU 2009-14”). ASU 2009-13 applies to multiple-deliverable revenue arrangements that are currently within the scope of ASC 605-25, “Revenue Arrangements with Multiple Deliverables.” ASU 2009-13 also:
•	provides principles and application guidance on whether a revenue arrangement contains multiple deliverables, how the arrangement should be separated, and how the arrangement consideration should be allocated;

•	requires an entity to allocate revenue in a multiple-deliverable arrangement using estimated selling prices of the deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price;

•	eliminates the use of the residual method and, instead, requires an entity to allocate revenue using the relative selling price method; and

•	expands disclosure requirements with respect to multiple-deliverable revenue arrangements.
ASU 2009-14 applies to multiple-deliverable revenue arrangements that contain both software and hardware elements, focusing on determining which revenue arrangements are within the scope of software revenue guidance. ASU 2009-14 removes tangible products from the scope of the software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue guidance. The accounting guidance in ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal year 2011. Alternatively, an entity can elect to adopt the provisions of these issues on a retrospective basis. The Company is assessing the potential impact that the application of ASU 2009-13 and ASU 2009-14 may have on its consolidated financial statements and disclosures.
Note 3—Receivables, Net
     Receivables, net as of October 31, 2009 and April 30, 2009 consisted of the following:

	October 31,
	2009	April 30, 2009
Trade Accounts Receivable	$28,545	$25,304
Unbilled Revenues	12,740	9,033

	41,285	34,337
Less: Allowance for Doubtful Accounts	(2,291)	(2,234)

	$38,994	$32,103

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
Note 4—Inventories
     Inventories are stated at the lower of cost (determined by using the first-in first-out or average cost method) or market. Costs included in inventories consist of materials, labor, and manufacturing overhead, which are related to the purchase or production of inventories. Write-downs, when required, are made to reduce excess inventories to their estimated net realizable values. Such estimates are based on assumptions regarding future demand and market conditions. If actual conditions become less favorable than the assumptions used, an additional inventory write-down may be required. Inventories as of October 31, 2009 and April 30, 2009 consisted of the following:

	October 31,
	2009	April 30, 2009
Raw Materials and Parts	$10,946	$11,806
Work in Process	2,467	1,762
Finished Goods	6,359	7,912

	$19,772	$21,480

Note 5—Disposal of Fixed Assets
     In September 2009, the Company sold its building in Hsinchu, Taiwan, receiving $4.7 million from the proceeds of the sale, and simultaneously entered into a lease agreement for an insignificant portion of the building for a one-year period, which has been treated as an operating lease. This sale concluded the Company’s overall efforts to consolidate its manufacturing activities. The Company recorded a gain of $601,000 from the sale of the building, after paying closing costs and other adjustments. The gain on the sale of building has been recorded in Restructuring and Other Operating Charges in the Company’s Condensed Consolidated Statement of Operations.
Note 6— Other Accrued Liabilities
     The Company’s other accrued liabilities consist of warranty obligations, restructuring liabilities, professional fee accruals, provisions for litigation, and other items.
Warranty Obligations
     The Company’s estimated obligations for warranty are accrued concurrently with the revenue recognized. The Company makes provisions for its warranty obligations based upon historical costs incurred for such obligations adjusted, as necessary, for current conditions and factors. Due to the significant uncertainties and judgments involved in estimating the Company’s warranty obligations, including changing product designs and specifications, the ultimate amount incurred for warranty costs could change in the near term from the current estimate. The Company believes that its warranty accrual as of October 31, 2009 is sufficient to cover expected future warranty costs.
     The following table shows the fiscal year 2010 year-to-date activity for the Company’s warranty obligations:

Accrued warranty balance as of May 1, 2009	$2,423
Accruals for warranties for fiscal year 2010 sales	1,316
Warranty costs incurred in fiscal year 2010	(1,574)
Change due to currency fluctuations	78

Accrued warranty balance as of October 31, 2009	$2,243

Restructuring Charges and Other, net
     The Company recorded Restructuring Charges and Other, net of $4.2 million for the six months ended October, 31 2009 on the Condensed Consolidated Statements of Operations which were comprised of the following:

•	a net charge of $3.2 million to record the termination of the Company’s option to acquire OMAX Corporation, which is further discussed below;

•	a charge of $1.4 million to record severance expenses related to reducing global staffing levels in response to the continued downturn in the near term demand for its products;

•	a charge of $237,000 related to the completion of the Company’s plan to consolidate its manufacturing activities from Taiwan to the United States; and
     The above charges, which were recorded in the first quarter of fiscal 2010, were offset by a credit of $601,000 recorded in the second quarter of fiscal 2010 related to the gain recognized on the sale of the Company’s building in Hsinchu, Taiwan discussed in Note 5 — Disposal of Fixed Assets.
     Restructuring Charges and Other in the comparative prior period of $444,000 and $1.9 million for the respective three and six months ended October 31, 2008 were related to employee severance and termination benefits, lease termination costs, and inventory write-downs incurred for the closure of the Company’s manufacturing facility in Burlington, Ontario, Canada in order to establish a single facility for designing and building its advanced waterjet systems at its Jeffersonville, Indiana facility. The Company does not anticipate recording further charges related to the actions above.
     The following table summarizes the Company’s restructuring charges for the respective three and six months ended October 31, 2009 and 2008:

	Three Months		Six Months
	Ended October 31,		Ended October 31,
	2009	2008	2009	2008
Severance and termination benefits	$—	$308	$1,604	$1,744
Lease termination costs and long-lived assets impairment charge	—	136	—	136
Inventory write-down	—	—	—	108
Gain on sale of building	(601)	—	(601)	—

	$(601)	$444	$1,003	$1,988

     The following table summarizes the Company’s fiscal year 2010 year-to-date restructuring liability:

	Standard	Advanced	All Other	Total
Balance, May 1, 2009	$59	$123	$—	$182
Restructuring charges	1,300	69	235	1,604
Cash payments	(826)	(123)	(107)	(1,056)

Balance, October 31, 2009	$533	$69	$128	$730

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

2009, the $15 million held in escrow was to be released to OMAX on August 16, 2009 and the Company was to issue a promissory note in the principal amount of $6 million to OMAX for the remaining balance on the $29 million settlement amount.

(2) An amendment to the existing Merger Agreement which provided for the following:
•	A non-refundable cash payment of $2 million to OMAX for the extension of the closing of the merger from March 31, 2009 to August 15, 2009 — with closing at the option of the Company; and

•	In the event the merger would have been consummated by August 15, 2009, the $2 million would be applied towards the $75 million purchase price. However, in the event the merger would not have been consummated by August 15, 2009 the $2 million was to be forfeited and the Company was to issue a promissory note in the principal amount of $4 million to OMAX.
     The Company recorded a $29 million provision related to the settlement of this patent litigation, pursuant to the terms of the Settlement and Cross Licensing Agreement, in fiscal year 2009.
     In May 2009, the Company terminated its option to acquire OMAX following a thorough investigation of financing alternatives to complete the merger and unsuccessful attempts to negotiate a lower purchase price with OMAX. Pursuant to the terms of the amended Merger Agreement and the Settlement and Cross Licensing Agreement, the $15 million held in escrow was released to OMAX. The Company recorded a $6 million charge pursuant to the provisions of the amended Merger Agreement in the first quarter of fiscal 2010, net of a $2.8 million discount as the two subordinated notes issued to OMAX during the second fiscal quarter were at a stated interest rate of 2%, which is below the Company’s incremental borrowing rate. This discount is being amortized as interest expense through the maturity of the subordinated notes in August 2013. The balance of the two subordinated notes issued to OMAX was $7.6 million as of October 31, 2009.
Note 7—Long-Term Obligations and Notes Payable
     The Company’s long-term obligations as of October 31, 2009 and April 30, 2009 consisted of the following:

	October 31,
	2009	April 30, 2009
Long-term loan	$—	$1,879
Other financing arrangements	93	1,425

	93	3,304
Less current maturities	(69)	(1,367)

Long-term obligations	$24	$1,937

     The long-term loan as of April 30, 2009 was a variable rate loan collateralized by the Company’s building in Taiwan. This loan had an annual interest rate of 3.67% and was scheduled to mature in 2011. In fiscal 2010, the Company paid off the entire balance outstanding under this loan with no prepayment penalty.
     The Company has previously leased certain office equipment under agreements that were classified as capital leases. In October 2009, the Company repaid the outstanding principal of $1.2 million on these capital leases as well as the total interest that would have accrued through the dates of maturity of $44,000.
     Notes payable as of October 31, 2009 and April 30, 2009 consisted of the following:

	October 31,
	2009	April 30, 2009
Senior Credit Facility	$200	$13,000
Revolving credit facilities in Taiwan	—	2,226

	$200	$15,226

Senior Credit Facility

     On June 10, 2009, the Company amended its $40 million Credit Facility Agreement which modified the maturity date of the line to June 10, 2011 as well as certain covenants that the Company is required to maintain.
     In August 2009, in connection with its sale of common stock (refer to Note 9 — Shareholders’ Equity), the Company amended its financial covenants pursuant to its Credit Facility Agreement. The amendment eliminated the requirement to maintain a minimum Consolidated Adjusted EBITDA for the trailing four quarters of $8 million. Under the amended covenants, the Company must maintain the following ratios:

	Maximum Consolidated	Minimum Fixed Charge
	Leverage Ratio (i)	Coverage Ratio (ii)
Fiscal Year 2010
First Quarter	3.25x	2.0x
Second Quarter	3.35x	1.2x
Third Quarter	3.50x	1.2x
Fourth Quarter	3.35x	1.2x
Fiscal Year 2011
First Quarter	2.75x	2.0x
Thereafter	2.50x	2.0x

(i)	Defined as the ratio of consolidated indebtedness, excluding the subordinated notes issued to OMAX, to consolidated adjusted EBITDA for the most recent four fiscal quarters.

(ii)	Defined as the ratio of consolidated adjusted EBITDA, less income taxes and maintenance capital expenditures, during the most recent four quarters to the sum of interest charges during the most recent four quarters and scheduled debt repayments in the next four quarters.
The revised covenants also require the Company to meet a liquidity test such that its consolidated indebtedness shall not exceed the total of 65% of the book value of the Company’s accounts receivable and 40% of the book value of the Company’s inventory.
     A violation of any of the covenants above would result in an event of default and accelerate the repayment of all unpaid principal and interest and the termination of any letters of credit. As of October 31, 2009, the balance outstanding under the facility amounted to $200,000 which is reflected under Notes Payable in the Condensed Consolidated Financial Statements. The Company was in compliance with all its financial covenants as of October 31, 2009, as amended.
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
     As of October 31, 2009, the Company had $32.4 million available under its Line of Credit, net of $7.4 million in outstanding standby letters of credit which is subject to the limitations under its existing covenants. As of October 31, 2009, based on the Company’s maximum allowable leverage ratio, the incremental amount it could have borrowed under this Line of Credit would have been $8.8 million.
Revolving Credit Facility in Taiwan
     The Company maintains two separate unsecured revolving credit facilities in Taiwan with a commitment totaling $2.8 million at October 31, 2009, bearing interest at 2.5% per annum. There were no balances outstanding on these credit facilities at October 31, 2009.
Note 8—Commitments and Contingencies
     At any time, the Company may be involved in legal proceedings in addition to the Crucible, Collins and Aikman, and Avure matters described below. The Company’s policy is to routinely assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after analysis of each known issue and an analysis of historical experience. The Company records reserves related to legal matters for which it is probable that a loss has been incurred and the range of such loss can be estimated. With respect to other matters, management has concluded that a loss is only reasonably possible or remote and, therefore, no liability is recorded. Management discloses the facts regarding material matters assessed as reasonably possible and potential exposure, if determinable. Costs incurred defending claims are expensed as incurred.
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
     In June 2007, the Company received a claim seeking the return of amounts paid by Collins and Aikman Corporation, a customer, as preference payments. The amount sought was approximately $1 million. The Company settled this claim during the three months ended October 31, 2009 for $120,000.
     In fiscal year 2009, the Company was notified by the purchaser of its Avure Business (“Purchaser”), which was reported as discontinued operations for the year ended April 30, 2006, that the Swedish Tax Authority was conducting an audit which included periods during the time that Flow owned the subsidiary. Pursuant to an Indemnification Agreement with the purchaser, the Company had made certain commitments to indemnify various liabilities and claims, including any tax matters when the Company owned the business. The Swedish tax authority concluded its audit and issued a final report in November 2009 asserting that Avure owes 19.5 million Swedish Krona in additional taxes, penalties and fines. While the Company intends to contest the findings by the Swedish Tax Authority, an equivalent of $1.2 million was accrued as of October 31, 2009 related to the periods during which it owned Avure. This amount was accounted for as an adjustment to the loss on the disposal of the Avure Business and is reported as a charge to discontinued operations in the Company’s Condensed Consolidated Statement of Operations. The balance of the assessed amount will fluctuate period over period with changes in foreign currency rates.
     Other Legal Proceedings — For matters other than those described above, the Company does not believe these proceedings will have a material adverse effect on its consolidated financial position, results of operations or cash flows.
Note 9 — Shareholders’ Equity
     Sale of Common Stock
     In September 2009, the Company completed an underwritten public offering of 8,998,750 shares of common stock at an offering price of $2.10 per share, which included 1,173,750 shares issued as a result of the underwriter’s exercise of their over-allotment option in full. The offering generated net proceeds of approximately $17.2 million after deducting underwriting commissions and estimated offering expenses. The proceeds from this offering were used to reduce the Company’s outstanding debt, including amounts outstanding under its Senior Credit Facility.
     Change to Authorized Stock
     In September 2009, the Company filed Articles of Amendment of Restated Articles of Incorporation with the Washington Secretary of State (the “Articles of Amendment”). Prior to the filing of the Articles of Amendment, the Restated Articles of Incorporation of the Company provided for the authorization of two classes of stock, consisting of 49,000,000 shares designated as common stock, and 1,000,000 shares designated as preferred stock. In connection with the Articles of Amendment, the authorized stock of the Company has been increased to 85,000,000 shares, consisting of 84,000,000 shares of common stock and 1,000,000 shares of preferred stock. The Articles of Amendment were approved by the Board of Directors of the Company and by the shareholders of the Company on September 10, 2009. All other provisions of the Company’s Restated Articles of Incorporation remain the same.

The Rights Agreement
     The Company entered into a Rights Agreement, effective as of September 1, 2009, between the Company and Mellon Investor Services LLC, as Rights Agent (the “Rights Agent”). The Rights Agreement replaced the Company’s existing Preferred Share Rights Purchase Plan, which had been in effect since 1990 and that expired on September 1, 2009. On August 28, 2009, the Board of Directors of the Company declared a dividend of one common share purchase right (a “Right”) for each outstanding share of common stock, $0.01 par value per share of the Company. Each Right entitles the registered holder to purchase from the Company one share of Common Stock at a price per share of $18.00 (as the same may be adjusted, the “Purchase Price”).
     The Rights are not exercisable until after the date of commencement of, or the first public announcement of an intention to commence, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person (other than an Exempted Entity) or group of 15% or more of the shares of Common Stock then outstanding (the earlier of such dates being herein referred to as the “Distribution Date”. The Rights will expire on September 1, 2019 (the ”Final Expiration Date”), unless the Final Expiration Date is extended or unless the Rights are earlier redeemed or exchanged by the Company, in each case as described below. The Purchase Price payable, and the number of shares of Common Stock or other securities or property issuable, upon exercise of the Rights are subject to adjustment from time to time to prevent dilution (i) in the event of a stock dividend on, or a subdivision, combination or reclassification of, the Common Stock, (ii) upon the grant to holders of the Common Stock of certain rights or warrants to subscribe for or purchase Common Stock at a price, or securities convertible into Common Stock with a conversion price, less than the then-current market price of the Common Stock or (iii) upon the distribution to holders of the Common Stock of evidences of indebtedness or assets (excluding regular periodic cash dividends or dividends payable in Common Stock) or of subscription rights or warrants (other than those referred to above).
Note 10—Stock-based Compensation
     The Company recognizes share-based compensation expense for all share-based payment awards based on fair value. The Company maintains a stock-based compensation plan (the “2005 Plan”) which was adopted in September 2005 to attract and retain the most talented employees and promote the growth and success of the business by aligning long-term interests of employees with those of shareholders. At the Annual Meeting of Shareholders held on September 10, 2009, shareholders of the Company approved an amendment to the 2005 Plan which provided for an increase in the aggregate number of shares of common stock that may be issued pursuant to this Plan from 2,500,000 shares to 5,000,000 shares issuable in the form of stock, stock units, stock options, stock appreciation rights, or cash awards.
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
     The following table summarizes stock option activities for the six months ended October 31, 2009:

				Weighted-
		Weighted-		Average
		Average	Aggregate	Remaining
	Number of	Exercise	Intrinsic	Contractual
	Options	Price	Value	Term (Years)
Outstanding at May 1, 2009	798,810	$10.49	$—	5.16
Granted during the period	—	—
Exercised during the period	—	—
Expired or forfeited during the period	(87,728)	10.25

Outstanding at October 31, 2009	711,082	$10.52	$—	4.95

Exercisable at October 31, 2009	473,622	$10.56	$—	3.33

     There were no options exercised for the six months ended October 31, 2009 and 2008.
     The Company uses the Black-Scholes option-pricing model to calculate the grant-date fair value of its stock options. There were no options granted during the six months ended October 31, 2009. Information pertaining to the Company’s assumptions to calculate the fair value of the stock options granted during the six months ended October 31, 2008 was as follows:

Six Months ended
October 31, 2008
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
     For the respective six months ended October 31, 2009 and 2008, the Company recognized compensation expense related to stock options of $289,000 and $340,000. As of October 31, 2009, total unrecognized compensation cost related to nonvested stock options was $1.2 million, which is expected to be recognized over a weighted average period of 2.2 years.
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
     The following table summarizes the service-based stock award activities for employees for the six months ended October 31, 2009:

		Weighted-
		Average
	Number of	Grant-date
	Shares	Fair Value
Nonvested at May 1, 2009	402,555	$8.78
Granted during the period	1,068,610	2.23
Forfeited during the period	(48,549)	4.79
Vested during the period	(121,341)	10.25

Nonvested at October 31, 2009	1,301,275	$3.72

     For the respective six months ended October 31, 2009 and 2008, the Company recognized compensation expense related to service-based stock awards of $694,000 and $613,000. As of October 31, 2009, total unrecognized compensation cost related to such awards of $3.7 million is expected to be recognized over a weighted average period of 2.6 years.
Note 11—Basic and Diluted Income (Loss) per Share
     Basic income (loss) per share represents income (loss) available to common shareholders divided by the weighted average number of shares outstanding during the period. Diluted income (loss) per share represents income (loss) available to common shareholders divided by the weighted average number of shares outstanding, including the potentially dilutive impact of stock options, where appropriate. Potential common share equivalents of stock options and warrants are computed by the treasury stock method and are included in the denominator for computation of earnings per share if such equivalents are dilutive.
     The following table sets forth the computation of basic and diluted income (loss) from continuing operations per share for the respective three and six months ended October 31, 2009 and 2008:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2009	2008	2009	2008
Numerator:
Income (Loss) from continuing operations	$689	$396	$(6,709)	$1,926
Denominator:
Denominator for basic income (loss) per share—weighted average shares outstanding	42,841	37,595	40,295	37,593
Dilutive potential common shares from employee stock options	—	—	—	3
Dilutive potential common shares from service and performance based stock awards	317	—	—	—

Denominator for diluted income (loss)—weighted average shares outstanding and assumed conversions	43,158	37,595	40,295	37,596

Basic and diluted income (loss) from continuing operations per share	$0.02	$0.01	$(0.17)	$0.05
     There were 1,024,083 potentially dilutive common shares from employee stock options and stock units which have been excluded from the diluted weighted average share denominator for the three and six months ended October 31, 2009 as their effect would be antidilutive. There were 1,366,538 and 1,353,398 potentially dilutive common shares from employee stock options and stock units which were excluded from the diluted weighted average share denominator for the respective three and six months ended October 31, 2008, as their effect would be antidilutive.
Note 12—Other Income (Expense), Net
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
     The following table shows the detail of Other Income (Expense), net, in the accompanying Condensed Consolidated Statements of Operations:

	Three Months		Six Months
	Ended October 31,		Ended October 31,
	2009	2008	2009	2008
Realized Foreign Exchange Gains, net	$227	$134	$172	$469
Unrealized Foreign Exchange Gains (Losses), net	(404)	(963)	53	(942)
Other	27	(13)	127	24

	$(150)	$(842)	$352	$(449)

Note 13—Income Taxes
     The Company has analyzed its filing positions in all of the federal, state, and international jurisdictions where it, or its wholly-owned subsidiaries, are required to file income tax returns for all open tax years in these jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non- U.S. income tax examinations by tax authorities for years prior to fiscal 2002. There are no significant uncertain tax positions in tax years prior to fiscal year 2002. As of October 31, 2009, the Company’s balance of unrecognized tax benefits was $9.0 million, which, if recognized, would reduce the Company’s effective tax rate. There have been no significant adjustments proposed relative to the Company’s tax positions since May 1, 2009. The Company has recognized immaterial interest charges related to unrecognized tax benefits as a component of interest expense. The Company does not expect that unrecognized tax benefits will significantly change within the next twelve months other than for currency fluctuations.
     The Company recognizes a net deferred tax asset for items that will generate a reduction in future taxable income to the extent that it is “more likely than not” that these deferred assets will be realized. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the period in which the tax benefit will be realized. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which the tax benefit will be realized. In determining the realizability of these assets, the Company considered numerous factors, including historical profitability, estimated future taxable income and the industry in which it operates. In fiscal year 2008, the Company reversed approximately $17.2 million and $1 million of valuation allowance against deferred tax assets related to U.S. and Germany net operating loss (NOL) carryforwards and other net deferred tax assets, respectively, after concluding that it was more likely than not that these benefits would be realized based on cumulative positive results of operations and anticipated future profit levels. At October 31, 2009, the recorded amount of the Company’s deferred tax assets was $21.0 million, net of valuation allowance on certain foreign NOLs.
     For the three and six months ended October 31, 2009, the Company recorded an income tax benefit of $923,000 and $1.5 million, respectively compared to income tax expense of $2.2 million and $4.8 million, respectively in the comparative prior year. For the three months ended October 31, 2009, the relationship between income tax expense and pre-tax income is not customary due to changes in the estimate of the Company’s projected annual effective tax rate, and the impacts these changes have on the lower pre-tax loss for the three months ended October 31, 2009 ($234,000), in comparison to the pre-tax loss for the six-month period ending October 31, 2009 ($8.2 million).
     With the exception of certain of its subsidiaries, it is the general practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of October 31, 2009 the Company has not made a provision for U.S. or additional foreign withholding taxes of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries with the exception of its subsidiaries in Taiwan, Japan, and Switzerland for which it provides deferred taxes. The Company did not repatriate any earnings in the respective periods ended October 31, 2009 and 2008.
Note 14—Discontinued Operations
     The Company recorded a charge of $1.2 million for the six months ended October 31, 2009 as an adjustment to the loss on the disposal of the Avure Business which was reported as discontinued operations for the year ended April 30, 2006. Refer to further discussion on this charge in Note 8 — Commitments and Contingencies.
     In April 2008, the Company decided to sell or otherwise dispose of its CIS Technical Solutions division (“CIS” division), which would have been reported as part of its Advanced segment. The Company ceased its efforts to sell the CIS division and closed its operations effective January 2009. The financial results of the CIS division have been reported as discontinued operations in the Condensed Consolidated Statements of Operations for all periods presented. The Condensed Consolidated Balance Sheets as of October 31, 2009 and April 30, 2009 and the Condensed Consolidated Statements of Cash Flows for the periods ended October 31, 2009 and 2008 do not reflect discontinued operations treatment for the CIS division as the related amounts are not material.
     Summarized financial information for the CIS discontinued operations for the three and six months ended October 31, 2008 is set forth below:

	Three Month Ended	Six Months Ended
	October 31, 2008	October 31, 2008
Sales	$647	$1,412
Income before provision for income taxes	25	135
Provision for income taxes	(9)	(46)

Income from operations of discontinued operations	$16	$89

Note 15—Segment Information
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
     Segment operating results are measured based on revenue growth, gross margin, and operating income. A summary of operations by reportable segment is as follows:

				Inter-
				segment
	Standard (i)	Advanced	All Other (ii)	Eliminations (iii)	Total
Three Months Ended October 31, 2009
External sales	$31,413	$10,624	$—	$—	$42,037

Inter-segment sales	404	—	—	(404)

Gross margin	13,327	3,305	—	—	16,632

Operating income (loss)	1,590	2,026	(3,279)	—	337

Three Months Ended October 31, 2008
External sales	$56,069	$4,509	$—	$—	$60,578

Inter-segment sales	737	—	—	(737)

Gross margin	24,811	828	—	—	25,639

Operating income (loss)	8,804	(1,503)	(3,864)	—	3,437

Six Months Ended October 31, 2009
External sales	$59,780	$20,009	$—	$—	$79,789

Inter-segment sales	776	—	—	(776)

Gross margin	23,920	6,688	—	—	30,608

Operating income (loss)	(1,215)	3,796	(9,826)	—	(7,245)

Total Assets	124,545	27,629	11,164	(32,141)	131,197

Six Months Ended October 31, 2008
External sales	$108,821	$8,822	$—	$—	$117,643

Inter-segment sales	1,216	—	—	(1,216)

Gross margin	49,976	1,794	—	—	51,770

Operating income (loss)	19,239	(3,970)	(8,075)	—	7,194

Total Assets	152,572	25,337	8,682	(34,514)	152,077

(i)	During the second quarter of fiscal 2010, the Company began reporting its profit or loss within the Standard segment to include inventory adjustments previously reflected as Intersegment Eliminations, in order to reflect how the chief operating decision maker now views and manages its business. This change had no impact on consolidated gross margins or operating income or loss. The Company has reclassified prior period comparable results for the respective three and six months ended October 31, 2008 to reflect this refinement in reporting.

(ii)	Includes corporate overhead expenses as well as general and administrative expenses of inactive subsidiaries that do not constitute segments.

(iii)	Inter-segment sales represent products between the Company’s geographic areas, including between operations within the United States and between the Company’s U.S. operations and foreign subsidiaries, based on the Company’s transfer pricing policy. These amounts have been eliminated in consolidation.
     A summary reconciliation of total segment operating income to total consolidated income from continuing operations before provision for income taxes is as follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2009	2008	2009	2008
Operating income (loss) for reportable segments	$337	$3,437	$(7,245)	$7,194
Interest income	53	124	93	303
Interest expense	(474)	(161)	(1,438)	(291)
Other income (expense), net	(150)	(842)	352	(449)

Income (loss) from continuing operations before provision for income taxes	$(234)	$2,558	$(8,238)	$6,757

Note 16—Fair Value Measures
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
     The Company selectively utilizes forward exchange rate contracts to hedge its exposure to adverse exchange rate fluctuations on foreign currency denominated accounts receivable and accounts payable (both trade and inter-company). The Company records derivatives at fair value. Historically, such derivatives have consisted primarily of foreign currency forward contracts for which hedge accounting has not been applied. The Company has therefore marked such forward contracts to market with an unrealized gain or loss for the mark-to-market valuation. Such forward contracts have been classified under Level 2 because such measurements are determined using published market prices or estimated based on observable inputs such as future exchange rates.
     The effect of derivative instruments on the Condensed Consolidated Statement of Operations for the respective three and six months ended October 31, 2009 and 2008 was as follows:

	Location of Gain or
Derivatives not designated as hedging	(Loss) Recognized in	Three Months		Six Months
instruments under Statement 133	Income on Derivative	Ended October 31,		Ended October 31,
		2009	2008	2009	2008
Forward exchange forward contracts	Other Income (Expense)	$—	$—	$—	$51
     There were no open forward contracts as of October 31, 2009 and April 30, 2009. Accordingly, the Company had no financial assets and liabilities that qualified for fair value measurement and disclosure.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
     Effective May 1, 2009, all other nonfinancial assets and liabilities measured at fair values in the financial statements on a nonrecurring basis are subject to fair value measurements and disclosures. Nonfinancial nonrecurring assets and liabilities included on the Company’s Condensed Consolidated Balance Sheets consist of long-term subordinated notes issued to OMAX, long lived assets, including cost-method investments, that are measured at fair value to test for and measure an impairment charge, when necessary.
     The carrying values of the Company’s current assets and liabilities due within one year approximate fair values due to the short-term maturity of these instruments.
In fiscal year 2010, the Company had an initial measurement of long-term subordinated notes issued to OMAX. The carrying amount of these notes as of October 31, 2009 was $7.6 million which approximates the fair value as of that date, and the notes were issued to OMAX during the second quarter of fiscal year 2010. In calculating the fair value of these notes, the Company used a four-year maturity date of August 17, 2013 and a discount rate of 10% which is the rate at which management believes the Company can obtain financing of a similar nature from other sources.

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
     We make forward-looking statements of our expectations which include but are not limited to:
•	statements regarding the successful execution of our strategic initiatives, including introduction of new products and realignment of our existing product line;

•	statements regarding our ability to respond to a decline in the near-term demand for our products by cutting costs and our intention to reinstate suspended employee benefits, including wage reductions, as our business improves;

•	statements regarding our belief that the diversity of our markets, along with the relatively early adoption phase of our technology, and the displacement of more traditional methods for machining and fabricating, will enable us to absorb the economic downturn with less impact than conventional machine tool manufacturers;

•	statements regarding the realization of backlog in the Advanced segment;

•	statements regarding the use of cash, cash needs and ability to raise capital and/or use our Senior Credit Facility;

•	statements regarding our belief that our existing cash and cash equivalents, along with the expected proceeds from our operations and available amounts under our Senior Credit Facility, will provide adequate liquidity to fund our operations through at least the next twelve months;

•	statements regarding our ability to meet our debt covenants in future periods;

•	statements regarding our technological leadership position;

•	statements regarding anticipated results of potential or actual litigation;

•	statements regarding our expectation that our unrecognized tax benefits will not change significantly within the next twelve months.
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
     In September 2009, we completed a public offering of 8,998,750 common shares at an offering price of $2.10 per share, which included 1,173,750 shares issued as a result of the underwriter fully exercising its over-allotment option. The offering generated net proceeds of approximately $17.2 million after deducting underwriting commissions and estimated offering expenses. The proceeds from this offering were used to reduce a significant portion of our outstanding debt, including amounts outstanding under our Senior Credit Facility.
     In connection with this sale of common stock, we amended our Senior Credit Facility in August 2009. This amendment revised the financial covenants that we are required to maintain, providing us with more flexibility to operate our business in this economic environment. Refer to the Liquidity and Capital Resources section for further detail on this amendment.
     In the prior year, we took important steps to strengthen the Company even as we responded to the global economic crisis by systematically and aggressively cutting costs in order to generate positive cash flow from operations. We reduced our global manufacturing footprint from four factories to two, exited two unprofitable businesses, and reduced total headcount by nearly 20%. We also settled a major outstanding patent lawsuit, removing a potential long-term risk, and since the beginning of the calendar year, we have added 39 distributors in 31 countries, adding an indirect sales channel to our existing direct sales force, increasing our ability to exit the recession quicker and broaden our sales exposure.
     As a result of the continued decline in sales activity along with the uncertainty regarding the timing of an economic recovery, we continued to focus on lowering our operating costs and creating efficiencies in the fourth quarter of fiscal 2009 and the first quarter of this fiscal year. Some of the cost cutting initiatives implemented in the first quarter of fiscal 2010 included the following:
•	temporary reduction of wages for the majority of our salaried employees;

•	temporary suspension of certain employee benefits;

•	culmination of our plan to exit all manufacturing activities in our Taiwan facility; and

•	elimination of 30 full-time positions globally.
     The financial impact of the actions above was expected to result in annual savings in excess of approximately $6 million commencing in the second quarter of fiscal year 2010. We incurred charges of $1.6 million during the first quarter of fiscal 2010 in conjunction with the staff reductions noted above. These charges are included in “Restructuring and Other Charges” in our Condensed Consolidated Statement of Operations for the six months ended October 31, 2009. The charges were offset by a $601,000 gain recognized on the sale of our building in Hsinchu, Taiwan during the second quarter of fiscal 2010, which concludes our efforts to consolidate our manufacturing activities.
     We continue to invest in research and development as well as product development, both of which are critical to maintaining our competitive advantage in the future. In addition, we launched our new Mach Series of waterjet cutting equipment which feature the next generation of waterjet technology in the first quarter of our current fiscal year. These products are:
•	Mach 4 Waterjet Series;

•	Mach 3 Waterjet Series; and

•	Mach 2 Waterjet Series
     The new Mach Series equipment combines the latest software upgrades, ultrahigh pressures, new long-life pumps, and three-dimensional Dynamic® Waterjet cutting advancements, all of which are designed to deliver maximum versatility to customers.
     While we cannot be certain of an economic recovery in the near term, we are encouraged by the modest rebound in sales of 11% sequentially over the first quarter of fiscal year 2010. We continue to remain cautious on discretionary spending, however, at some point, we will have to reinstate some of the temporary wage reductions and employee benefits that have been suspended. We will continue to carefully monitor our sales volume and other economic indicators and review our ability to reinstate some of the temporary wage and benefit reductions on a phased in approach, which will ultimately increase overall operating expenses.
     Our ability to fully implement our strategies and achieve our objective may be influenced by a variety of factors, many of which are beyond our control. These risks and uncertainties pertaining to our business are set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended April 30, 2009.
Results of Operations
(Tabular amounts in thousands)
Summary Consolidated Results for the Three Months ended October 31, 2009 and 2008

	Three Months Ended October 31,			Six Months Ended October 31,
	2009	2008	%	2009	2008	%
Sales	$42,037	$60,578	(31)%	$79,789	$117,643	(32)%
Operating Income	337	3,437	(90)%	(7,245)	7,194	(201)%

	Three Months Ended October 31,			Six Months Ended October 31,
	2009	2008	%	2009	2008	%
Sales
Systems	$27,365	$43,172	(37)%	$51,769	$82,258	(37)%
Consumable parts	14,672	17,406	(16)%	28,020	35,385	(21)%

	42,037	60,578		79,789	117,643
     Sales for the three months ended October 31, 2009 decreased $18.5 million or 31% over the prior year period primarily driven by the comparatively weak economic environment and its impact on capital spending and expansion plans. We continued to experience the most significant sales volume declines in our North America and Europe standard systems and spares, which combined for a revenue decline of $20.6 million or 47% from the prior year period. These declines were partially offset by improved sales of $6.1 million or 135% in our Advanced segment during the same period.
     Sales for the six months ended October 31, 2009 decreased $37.9 million, or 32%, over the prior year comparative period which was consistent our quarterly results. In particular, we experienced significant sales volume declines in our Standard segment systems and spares which had a combined revenue decline of $49.0 million or 45%, with North America and Europe standard systems and spares representing $39.4 million of this decline. These declines were partially offset by improved sales of $11.2 million in our Advanced segment during the same period.
     Operating income declined by $3.1 million or 90% for the three months ended October 31, 2009 primarily due to lower sales volume and a decline of 276 basis points in consolidated gross margin as a result of a greater mix of low margin systems versus the prior year comparative period.
     The operating loss of $7.2 million for the six months ended October 31, 2009 was primarily driven by the following:
•	lower sales volume and gross margin mix discussed above;

•	a decline of 564 basis points in gross margin as a result of a greater mix of low margin systems versus the prior year as well as higher manufacturing overhead costs;

•	a net charge of $3.2 million to record the termination of our option to acquire OMAX Corporation, which is further discussed in Note 6 — Other Accrued Liabilities of the Notes to the Condensed Consolidated Financial Statements; and

•	Restructuring and other related expenses of $1.6 million related to the reduction of global staffing levels and the completion of our Taiwan manufacturing operations shutdown in the first quarter of fiscal year 2010, offset by a $601,000 gain from the sale of our building in Hsinchu, Taiwan which was completed in September 2009.
     The above charges were partially offset by lower core operating expenses when compared to the prior year same period.
     Total systems sales were down by $15.8 million or 37%, and $30.5 million or 37% for the respective three and six months ended October 31, 2009 over the prior year periods as a result of the comparatively weaker economic environment primarily in North America and Europe.
     Sales of consumable parts decreased $2.7 million or 16%, and $7.4 million or 21%, respectively for the three and six months ended October 31, 2009 over the prior year comparative periods which was consistent with the prevailing economic conditions noted above.
Segment Results of Operations
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
     This section provides a comparison of net sales and operating expenses for each of our reportable segments for the three and six months ended October 31, 2009 and 2008, respectively. A discussion of corporate overhead and general expenses related to inactive subsidiaries which do not constitute segments has also been provided under “All Other”. For further discussion on our reportable segments, refer to Note 15 — Segment Information of the Notes to the Condensed Consolidated Financial Statements.

Standard Segment

	Three Months Ended October 31,			Six Months Ended October 31,
	2009	2008	%	2009	2008	%
Sales	$31,413	$56,069	(44)%	$59,780	$108,821	(45)%
% of total company sales	75%	93%	NM	75%	93%	NM
Gross Margin (i)	13,327	24,811	(46)%	23,920	49,976	(55)%
Gross Margin as % of sales	42%	44%	NM	40%	46%	NM
Operating Expenses:
Sales and Marketing	8,292	11,049	(25)%	15,579	20,632	(25)%
Research and Engineering	1,623	1,934	(16)%	3,110	3,771	(18)%
General and Administrative	2,423	2,875	(16)%	5,747	6,184	(7)%
Restructuring Charges and Other	(601)	149	NM	699	149	369%
Total Operating Expenses	11,737	16,007	(27)%	25,135	30,737	(18)%
Operating Income (Loss) (i)	1,590	8,804	(82)%	(1,215)	19,239	NM

NM = Not Meaningful
(i)	During the second quarter of fiscal 2010, we began reporting our profit or loss within the Standard segment to include inventory adjustments previously reflected as Intersegment Eliminations, in order to reflect how the chief operating decision maker now views and manages its business. This change had no impact on consolidated gross margins or operating income or loss. We have reclassified prior period comparable results for the respective three and six months ended October 31, 2008 to reflect this refinement in reporting.
For the three and six months ended October 31, 2009:
     Sales in our standard segment decreased $24.7 million or 44%, and $49.0 million or 45% over the prior year comparative periods. Excluding the impact of foreign currency changes, sales in the Standard segment declined $24.2 million or 43% and $46.8 million or 43% for the respective three and six months ended October 31, 2009 when compared to the prior year comparative periods. The quarter-to-date and year-to-date decline was primarily due to the following:
•	Significant standard system sales volume declines in North America and Europe, which are the markets most affected by the current economic environment. These two regions had a combined decline in system sales of $19.3 million or 62% and $34.7 million or 60% for the respective three and six months ended October 31, 2009 over the prior year comparative periods. Consumable parts revenue for this segment also declined by $2.1 million or 13% and $6.2 million or 19% for the respective three and six months ended October 31, 2009 over the prior year comparative periods which was primarily driven by declines in North America and Europe which had a combined decline of $1.3 million and $4.7 million for the respective three and six months ended October 31, 2009 over the prior year comparative periods due to lower system utilization by our customers.
     Gross margin for the three and six months ended October 31, 2009 amounted to $13.3 million or 42%, and $23.9 million or 40% of sales compared to $24.8 million or 44%, and $50 million or 46% of sales in the prior year comparative periods. Generally, comparison of gross margin rates will vary period over period based on changes in our product sales mix and prices, and levels of production volume. The decline in our margins for the current three and six month period over the prior year comparative periods was primarily attributable a shift in product mix to comparatively lower margin systems as well as higher manufacturing overhead costs resulting from lower manufacturing volume.
     Operating expense changes consisted of the following:
•	A decrease in sales and marketing expenses of $2.8 million or 25%, and $5.1 million or 25% for the respective three and six months ended October 31, 2009, as compared to the prior year comparative periods, primarily as a result of lower commission expense based on lower sales volume as, well as reduced headcount related expenses;

•	A decrease in research and engineering expenses of $311,000 or 16%, and $661,000 or 18% for the respective three and six months ended October 31, 2009, as compared to the prior year comparative periods, which was mainly attributable to the timing of investments for new product development as well as reduced headcount related expenses;

•	A decrease in general and administrative expenses of $452,000 or 16%, and $437,000 or 7% for the respective three and six months ended October 31, 2009, as compared to the prior year comparative periods, primarily as a result of reduced headcount related expenses that occurred in the first fiscal quarter of 2010; and

•	Restructuring and Other Charges of $699,000 in the Standard segment for the six months ended October 31, 2009 were related to charges recorded to reduce global staffing levels and to complete the cessation of manufacturing activity in our Taiwan facility. The expenses recorded to reduce global staffing levels were net of a $601,000 gain recorded in the three months ended October 31, 2009 for the sale of our building in Taiwan.
Advanced Segment

	Three Months Ended October 31,			Six Months Ended October 31,
	2009	2008	%	2009	2008	%
Sales	$10,624	$4,509	136%	$20,009	$8,822	127%
% of total company sales	25%	7%	NM	25%	7%	NM
Gross Margin	3,305	828	299%	6,688	1,794	273%
Gross Margin as % of sales	31%	18%	NM	33%	20%	NM
Operating Expenses:
Sales and Marketing	683	853	(20)%	1,312	1,366	(4)%
Research and Engineering	227	344	(34)%	437	757	(42)%
General and Administrative	369	839	(56)%	1,074	1,910	(44)%
Restructuring Charges and Other	0	295	(100)%	69	1,731	(96)%
Total Operating Expenses	1,279	2,331	(45)%	2,892	5,764	(50)%
Operating Income (Loss)	2,026	(1,503)	NM	3,796	(3,970)	NM

NM = Not Meaningful
     Sales in the Advanced segment will vary period over period for various reasons, such as the timing of contract awards, timing of project design and manufacturing schedule, and the timing of shipments to customers.
     For the three and six months ended October 31, 2009, sales in our Advanced segment increased $6.1 million or 136%, and $11.2 million or 127% over the prior year comparative periods. The quarter-to-date and year-to-date increase is primarily due to the timing of revenue recognition for some of our aerospace contracts which were in the project design phase during the comparative prior period, which phase accounts for a low percentage of total estimated costs to complete.
     Gross margin for the three and six months ended October 31, 2009 amounted to $3.3 million or 31%, and $6.7 million or 33% of sales compared to $828,000 or 18%, and $1.8 million or 20% of sales in the prior year comparative periods. The improvement in gross margin as a percentage of sales when compared to the prior year comparative periods is attributable to improved contract pricing as well as labor and material efficiencies experienced from consolidating the manufacturing for all our advanced systems to one facility in Jeffersonville, Indiana.
     Operating expense changes consisted of the following:
•	A decrease in sales and marketing expenses of $170,000 or 20%, and $54,000 or 4%; a decrease in research and engineering expense of $117,000 or 34%, and $320,000 or 42%; and a decrease in general and administrative expenses of $470,000 or 56%, and $836,000 and 44% over the prior year comparative periods as a result the impact of savings resulting from the consolidation of our facilities for our Advanced segment to Jeffersonville, Indiana, which eliminated a significant amount of overhead associated with maintaining two facilities; and

•	Restructuring and Other Charges of $69,000 for the six months ended October 31, 2009 were related to charges recorded to reduce global staffing levels in the first quarter of fiscal year 2010. The comparative prior period quarter-to-date and year-to-date amounts of $295,000 and $1.7 million were related to severance and termination benefits incurred to close our Burlington, Ontario Canada manufacturing facility.

All Other

     Our All Other category includes general corporate overhead expenses that do not support either the Standard or Advanced segments, as well as general and administrative expenses related to inactive entities that do not constitute operating segments.

	Three Months Ended October 31,			Six Months Ended October 31,
	2009	2008	%	2009	2008	%
General and Administrative	$3,279	$3,864	(15)%	$6,372	$8,075	(21)%
Restructuring Charges and Other	$—	$—	NM	$3,454	$—	100%

NM = Not Meaningful
     General and administrative expenses in our All Other category decreased by $585,000 or 15%, and $1.7 million and 21% for the three and six months ended October 31, 2009, as compared to the prior year comparative period. The decrease in the current quarter-to-date and year-to-date was attributable to a lower performance award expenses as well as reduced headcount when compared to the prior year periods.
     Restructuring Charges and Other for the respective six months ended October 31, 2009 were related to a $6 million charge recorded in the first quarter of fiscal year 2010 pursuant to the provisions of the amended Merger Agreement with OMAX, which provided for the non-refundable $2 million cash payment to OMAX for the extension of the closing of the merger from March 31, 2009 to August 15, 2009. Per the terms of this amendment, in the event the merger would have been consummated by August 15, 2009, the $2 million would have been applied towards the contemplated $75 million purchase price. However, as the merger was not consummated, the $2 million was forfeited and we were required to issue a promissory note of $4 million to OMAX. The $6 million charge was net of a discount of $2.8 million as the two subordinated notes issued to OMAX during the second fiscal quarter ($6 million subordinated note related to the Settlement and Cross Licensing Agreement which is discussed in Note 6 — Other Accrued Liabilities of the Notes to the Condensed Consolidated Financial Statements and the $4 million subordinated note discussed herein) are at a stated interest rate of 2% which is below our incremental borrowing rate. The discount will be amortized as interest expense through the maturity of the subordinated notes in August 2013.
Interest (Income) Expense
Interest Income (Expense), net

	Three Months Ended October 31,			Six Months Ended October 31,
	2009	2008	%	2009	2008	%
Interest Income	$53	$124	(57)%	$93	$303	(69)%
Interest Expense	(474)	(161)	194%	(1,438)	(291)	NM
Net Interest Income (Expense)	(421)	(37)	NM	(1,345)	12	NM

NM = Not Meaningful
     Our interest expense, net was $421,000 and $1.3 million for the three and six months ended October 31, 2009, compared to interest expense, net of $37,000 for the three months ended October 31, 2008 and interest income, net of $12,000 for the six months ended October 31, 2008.
     The significant increase in net interest expense in the current periods when compared to the prior year same periods was primarily as a result of the following charges:
•	interest charges of $113,000 and $394,000 for the three and six months ended October 31, 2009, respectively, on the used and unused portion of our Senior Credit Facility as well as outstanding standby letters of credit;

•	imputed interest of $168,000 and $383,000 for the three and six months ended October 31, 2009, respectively, related to the two subordinated notes issued to OMAX in satisfaction of our remaining obligation to OMAX pursuant to the Settlement and Cross Licensing Agreement executed in March 2009 as well as in connection with the termination of the Merger Agreement;

•	write-off of $253,000 of deferred financing fees in the first quarter of fiscal year 2009 upon the execution of an amendment to our Senior Credit Facility in June 2009 which reduced our available borrowing capacity by 50%; and

•	amortization of $106,000 and $188,000 for the three and six months ended October 31, 2009, respectively for deferred financing fees over the life of the Line of Credit availability which amortization began in June 2008 upon the execution of the original Senior Credit Facility.
     In the prior year, we had minimal outstanding interest bearing debt and higher investible cash balances.
Other Income, Net
Our other Income, net in the Condensed Consolidated Statement of Operations is comprised of the following:

	Three Months		Six Months
	Ended October 31,		Ended October 31,
	2009	2008	2009	2008
Realized Foreign Exchange Gains (Losses), net	$227	$134	$172	$469
Unrealized Foreign Exchange Gains (Losses), net	(404)	(963)	53	(942)
Other	27	(13)	127	24

	$(150)	$(842)	$352	$(449)

     During the three and six months ended October 31, 2009, we recorded Other Expense, net of $150,000 and Other Income of $352,000, respectively, as compared to Other Expense, net of $842,000 and $449,000 for the three and six months ended October 31, 2008. These changes primarily resulted from the fluctuation in realized and unrealized foreign exchange gains and losses.
     Income Taxes
     Our (benefit)/provision for income taxes for the respective three and six months ended October 31, 2009 and 2008 consisted of:

	Three Months		Six Months
	Ended October 31,		Ended October 31,
	2009	2008	2009	2008
Current Tax Expense	$576	$850	$426	$1,903
Deferred Tax (Benefit) Expense	(1,499)	1,312	(1,955)	2,928

	$(923)	$2,162	$(1,529)	$4,831

     We recognize a net deferred tax asset for items that will generate a reduction in future taxable income to the extent that it is “more likely than not” that these deferred assets will be realized. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the period in which the tax benefit will be realized. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which the tax benefit will be realized. In determining the realizability of these assets, we considered numerous factors, including historical profitability, estimated future taxable income and the industry in which we operate. In fiscal year 2008, we reversed approximately $17.2 million and $1 million of valuation allowance against deferred tax assets related to U.S. and Germany net operating loss (NOL) carryforwards and other net deferred tax assets, respectively, after concluding that it was more likely than not that these benefits would be realized based on cumulative positive results of operations and anticipated future profit levels. At October 31, 2009, the recorded amount of our deferred tax assets was $21.0 million, net of valuation allowance on certain foreign NOLs.
     Our foreign tax provision consists of current and deferred tax expense. The United States tax provision consists of current and deferred tax expense (benefit), state taxes and foreign withholding taxes. We do not permanently defer undistributed earnings of certain foreign subsidiaries. We did not repatriate any earnings in each of the respective three and six months ended October 31, 2009 and 2008.

     For the three and six months ended October 31, 2009, the tax provision consisted of current and deferred benefit related to the U. S. and foreign operations, primarily in Taiwan, Japan, and Germany. In addition, operations in certain jurisdictions (principally Canada) reported net operating losses for which no tax benefit was recognized as it was more likely than not that such benefit would not be realized at that time.
Liquidity and Capital Resources
Sources of Cash
     Historically, our most significant sources of financing have been funds generated by operating activities, available cash and cash equivalents and available lines of credit. From time to time, we have borrowed funds from our available Senior Credit Facility and have raised funds through the sale of common stock.
Cash Generated by Operating Activities
     Cash generated by operating activities was $565,000 and $4.5 million for the respective six months ended October 31, 2009 and 2008. This decrease in cash generated from operating activities was primarily due to the timing of vendor and service provider payments as well as timing of collection of receivables.
Available Cash and Cash Equivalents
     At October 31, 2009 we had total cash and cash equivalents of $5.0 million. To the extent that our cash needs in the U.S. exceed our cash reserves and availability under our Senior Credit Facility, we may repatriate cash from certain of our foreign subsidiaries, however, this could be limited by our ability to repatriate such cash in a tax efficient manner. We believe that our existing cash and cash equivalents as of October 31, 2009, anticipated revenue and funds generated from our operations, and financing available under our existing credit facilities will be sufficient to fund our operations for at least the next twelve months. However, in the event that there are changes in our expectations or circumstances, we may need to raise additional funds through public or private debt or sale of equity to fund our operations.
     In the first quarter of fiscal year 2010, we filed a registration statement on Form S-3 filed with the SEC covering the offer and sale, at our discretion, of up to $35 million in common and preferred stock, warrants, and units. This registration statement was declared effective by the SEC in July 2009. In September 2009, we completed a public offering of 8,998,750 common shares at an offering price of $2.10 per share, generating net proceeds of approximately $17.2 million after deducting underwriting commissions and estimated offering expenses. The proceeds from this offering were used to reduce a significant portion of our outstanding debt, including outstanding amounts under our Senior Credit Facility.
     Refer to Part II, Item 1A: Risk Factors for a discussion of the risks and uncertainties pertaining to our business and industry.
Credit Facilities and Debt
     On June 10, 2009, we amended our $40 million Senior Credit Facility Agreement which modified the maturity date of the line to June 10, 2011 as well as certain covenants that we are required to maintain.
     In connection with our recently completed sale of common stock (refer to Note 9 — Shareholders’ Equity of the Notes to the Condensed Consolidated Financial Statements), we further amended our Senior Credit Facility Agreement in August 2009, which adjusted the financial covenants that we are required to maintain. The amendment eliminated the requirement to maintain a minimum Consolidated Adjusted EBITDA based on trailing four quarters of $8 million. Under the amended covenants, we must maintain the following ratios:

	Maximum Consolidated	Minimum Fixed Charge
	Leverage Ratio (i)	Coverage Ratio (ii)
Fiscal Year 2010
First Quarter	3.25x	2.0x
Second Quarter	3.35x	1.2x
Third Quarter	3.50x	1.2x
Fourth Quarter	3.35x	1.2x
Fiscal Year 2011
First Quarter	2.75x	2.0x
Thereafter	2.50x	2.0x

(i)	Defined as the ratio of consolidated indebtedness to consolidated adjusted EBITDA, excluding the subordinated notes issued to OMAX, for the most recent four fiscal quarters.

(ii)	Defined as the ratio of consolidated adjusted EBITDA, less income taxes and maintenance capital expenditures, during the most recent four quarters to the sum of interest charges during the most recent four quarters and scheduled debt repayments in the next four quarters.
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
     Our leverage ratio and fixed charge coverage ratio were 1.56 and 1.5 for the quarter ended October 31, 2009. Our consolidated indebtedness did not exceed the total of 65% of the book value of our accounts receivable and 40% of the book value of our inventory. Our calculations of these financial ratios are reported in Exhibit No. 99.1 of this Quarterly Report on Form 10-Q. We were in compliance with all our financial covenants as of October 31, 2009, as amended. As of October 31, 2009, the balance outstanding under the Senior Credit Facility amounted to $200,000 which is reflected under Notes Payable in the Condensed Consolidated Financial Statements.
     We expect to be in compliance with our covenants pursuant to the Credit Facility Agreement for at least the next twelve months. However, in the event that there is a possibility of default, we may institute additional cost reductions, raise additional funds through public or private debt or sale of equity; possibly seek further amendments to our Senior Credit Facility Agreement or a combination of these items. Refer to Part II, Item 1A: Risk Factors in our Annual Report on Form 10-K for the fiscal year ended April 30, 2009 for discussion of the risks and uncertainties pertaining to our business and industry.
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
     As of October 31, 2009, we had $32.4 million available under our Line of Credit, net of $7.4 million in outstanding letters of credit which is subject to the limitations under our existing covenants. As of October 31, 2009, based on our maximum allowable leverage ratio, the incremental amount we could have borrowed under this Line of Credit would have been $8.8 million.
     As of April 30, 2009, we had $2.2 million in borrowings outstanding under our unsecured Taiwan credit facilities, bearing interest at rate of 2.8% per annum. The outstanding balances under our unsecured Taiwan facilities were paid off during the six months ended October 31, 2009. The total unsecured commitment for the Taiwan credit facilities totaled $2.8 million at October 31, 2009, bearing interest at 2.5% per annum.
     As of April 30, 2009, we had an outstanding seven-year long-term variable rate loan of $1.9 million, expiring in 2011, bearing interest at an annual rate of 3.67%. The loan was collateralized by our building in Taiwan. The outstanding balance on this loan was fully paid off in fiscal year 2010 with no prepayment penalty charges.
Other Sources of Cash
     In September 2009, we consummated the sale of our building in Hsinchu, Taiwan for $4.7 million and simultaneously entered into an asset lease agreement for an insignificant portion of the building which was treated as an operating lease. This sale concluded our efforts to consolidate our manufacturing activities. We generated net cash gain of approximately $601,000 from the sale of the building, after paying off closing costs and other adjustments. The proceeds from the sale were used to pay the outstanding balances on the two unsecured credit facilities in Taiwan and the outstanding mortgage, which aggregated to $4.1 million as of April 30, 2009.
Uses of Cash
Capital Expenditures
     Our capital spending plans currently provide for outlays ranging from approximately $4 million to $6 million over the next twelve months, primarily related to the completion of Enterprise Resource Planning system as well as patent and trademark maintenance. It is expected that funds necessary for these expenditures will be generated internally or from available financing. To the extent that funds cannot be generated through operations or we are unable to obtain financing on reasonable terms, we will reduce our capital expenditures accordingly. Our capital spending for the respective six months ended October 31, 2009 and 2008 amounted to $8.0 million and $4.9 million.
Repayment of Debt, Capital Leases and Notes Payable
     Our total repayments of debt, capital leases, notes payable, and debt issuance costs were $24.3 million and $567,000 in each of the respective periods ended October 31, 2009 and 2008.
Off-Balance Sheet Arrangements
     We did not have any special purpose entities or off-balance sheet financing arrangements as of October 31, 2009.
Contractual Obligations
     During the six months ended October 31, 2009, there were no material changes outside the ordinary course of business in our contractual obligations and minimum commercial commitments as reported in our Annual Report on Form 10-K for the year ended April 30, 2009.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes in our market risk during the six months ended October 31, 2009. For additional information, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations as presented in our Annual Report on Form 10-K for the year ended April 30, 2009.
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
(b) Changes in Internal Controls
     During the second quarter of fiscal 2010, we initiated the implementation of a new enterprise resource planning (“ERP”) system in one of our geographic locations. We expect to complete this implementation over the course of the next twelve to eighteen months in the rest of our global operations. Management has taken the necessary steps to monitor and maintain appropriate internal controls during this period of change and will continue to evaluate the operating effectiveness of related key controls during subsequent periods.
     With the exception of the implementation of the ERP System described above, there was no other change identified in our internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
     At any time, the Company may be named as a defendant in legal proceedings. Please refer to Note 8 — Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements for a discussion of the Company’s legal proceedings.
Item 1A. Risk Factors
     Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the “Risk Factors” sections of our Annual Report on Form 10-K for the fiscal year ended April 30, 2009, filed by us with the Securities and Exchange Commission on June 26, 2009. In connection with our preparation of this quarterly report, management has reviewed and considered these risk factors and has determined that the following risk factor should be read in connection with the existing risk factors disclosed in our Form 10-K.
Risks related to our Business
     Our operations may be impaired as a result of disasters, business interruptions or similar events.
     Disasters and business interruptions such as earthquakes, flooding, fire, and electrical failure affecting our operating activities and major facilities could materially and adversely affect our operations, our operating results and financial condition. In particular, our facility in Kent, Washington, which is our headquarters and the primary manufacturing facility for our ultra-high pressure pumps, is in close proximity to the Green River which currently has an increased risk of flooding over the next 3 to 5 years because of the structural integrity of a dam on the river. If such flooding occurs, it could be extremely disruptive to our business and could materially and adversely affect our operations, operating results and financial condition. We are currently developing and implementing a disaster recovery plan to mitigate the negative results of such an occurrence, however, timing and implementing of such plans may not be adequate.
Items 2, 3, and 5 are None and have been omitted.
Item 4. Submission of matters to a Vote of Security Holders.

     We held our Annual Meeting of Shareholders on September 10, 2009. At the meeting, three directors, Richard P. Fox, Lorenzo C. Lamadrid and Arlen I. Prentice, were elected to hold office for the terms set forth in our Proxy Statement. All three nominees were elected by a majority of votes as follows:

Name	Votes For	Votes Withheld	Abstentions
Richard P. Fox	29,343,919	3,911,008	132,415
Lorenzo C. Lamadrid	29,613,237	3,640,150	133,955
Arlen I. Prentice	19,353,768	13,892,218	141,356
Directors Kathryn L. Munro, Larry A. Kring, J. Michael Ribaudo, and Jerry L. Calhoun also continued in office following the Annual Meeting.
     The shareholders also:
•	approved the amendment of our Restated Articles of Incorporation to increase the authorized number of Flow common shares from 49,000,000 to 84,000,000 with 30,225,713 votes in favor, 3,126,037 votes withheld and 35,592 abstentions; and

•	approved an amendment to our 2005 Equity Incentive Plan that increased the number of shares authorized for issuance under the plan by 2,500,000 shares with 24,274,801 votes in favor, 2,630,328 votes withheld and 18,907 abstentions

•	ratified the appointment of Deloitte & Touche, LLP as our independent registered public accounting firm for the fiscal year ended April 30, 2010, with 32,488,629 votes in favor, 811,598 votes withheld and 87,115 abstentions.
Item 6. Exhibits
3.1 Restated Articles of Incorporation, filed with the Washington Secretary of State on September 10, 2009 (Incorporated by reference to Exhibit 3.1(b) to the registrant’s Current Report on Form 8-K dated September 4, 2009.)
31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1 Debt Covenant Compliance as of October 31, 2009

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOW INTERNATIONAL CORPORATION
Date: December 3, 2009	/s/ Charles M. Brown
Charles M. Brown
President and Chief Executive Officer (Principal Executive Officer)

Date: December 3, 2009	/s/ Allen M. Hsieh
Allen M. Hsieh
Vice President and Chief Financial Officer (Principal Financial Officer)