Form 10-Q
period 2010-01-31
FLOW INTERNATIONAL CORP
filed 2010-03-10
CIK 713002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
The registrant had 46,880,180 shares of Common Stock, $0.01 par value per share, outstanding as of February 19, 2010.

FLOW INTERNATIONAL CORPORATION

FLOW INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in thousands, except share amounts)

	January 31,	April 30,
	2010	2009
ASSETS:
Current Assets:
Cash and Cash Equivalents	$6,622	$10,117
Restricted Cash	654	220
Receivables, net	36,859	32,103
Inventories	22,031	21,480
Deferred Income Taxes, net	2,394	8,686
Deferred Acquisition Costs	—	17,093
Other Current Assets	7,956	5,544

Total Current Assets	76,516	95,243
Property and Equipment, net	21,674	22,983
Intangible Assets, net	4,608	4,456
Deferred Income Taxes, net	25,588	17,480
Other Assets	4,801	4,798

	$133,187	$144,960

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Notes Payable	$2,150	$15,226
Current Portion of Long-Term Obligations	54	1,367
Accounts Payable	15,233	10,215
Accrued Payroll and Related Liabilities	5,235	5,406
Taxes Payable and Other Accrued Taxes	1,207	2,276
Deferred Income Taxes	667	651
Deferred Revenue	5,698	4,649
Customer Deposits	5,031	3,322
Reserve for Patent Litigation (Note 6)	—	15,000
Other Accrued Liabilities	8,048	9,208

Total Current Liabilities	43,323	67,320
Long-Term Obligations, net	21	1,937
Deferred Income Taxes	5,714	5,498
Subordinated Notes (Note 6)	7,775	6,000
Other Long-Term Liabilities	1,569	1,494

	58,402	82,249

Commitments and Contingencies (Note 8)
Shareholders’ Equity:
Series A 8% Convertible Preferred Stock—$.01 par value, 1,000,000 shares authorized, none issued	—	—
Common Stock—$.01 par value, 84,000,000 shares authorized, 46,880,180 and 37,704,684 shares issued and outstanding at January 31, 2010 and April 30, 2009, respectively	465	372
Capital in Excess of Par	159,237	140,634
Accumulated Deficit	(79,999)	(71,403)
Accumulated Other Comprehensive Loss:
Defined Benefit Plan Obligation, net of income tax of $42 and $37	(85)	(80)
Cumulative Translation Adjustment, net of income tax of $723 and $508	(4,833)	(6,812)

Total Shareholders’ Equity	74,785	62,711

	$133,187	$144,960

See Accompanying Notes to
Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2010	2009	2010	2009
Sales	$45,356	$48,711	$125,145	$166,353
Cost of Sales	27,133	29,565	76,314	95,436

Gross Margin	18,223	19,146	48,831	70,917

Operating Expenses:
Sales and Marketing	10,065	9,996	26,956	31,996
Research and Engineering	2,235	2,281	5,782	6,809
General and Administrative	6,198	6,418	19,391	22,586
Provision for Patent Litigation (Note 6)	—	29,000	—	29,000
Goodwill Impairment	—	2,764	—	2,764
Restructuring and Other Operating Charges, net	—	514	4,222	2,394

Total Operating Expenses	18,498	50,973	56,351	95,549

Operating Loss	(275)	(31,827)	(7,520)	(24,632)
Interest Income	39	94	132	396
Interest Expense	(468)	(442)	(1,906)	(733)
Other Income (Expense), net	(1,218)	392	(866)	(56)

Loss Before Benefit for Income Taxes	(1,922)	(31,783)	(10,160)	(25,025)
Benefit for Income Taxes	1,124	11,106	2,653	6,277

Loss from Continuing Operations	(798)	(20,677)	(7,507)	(18,748)
Income (Loss) from Discontinued Operations, net of income tax of $0, $(46), $0, and $0	51	(686)	(1,089)	(597)

Net Loss	$(747)	$(21,363)	$(8,596)	$(19,345)

Basic and Diluted Loss Per Share:
Loss from Continuing Operations	$(0.02)	$(0.55)	$(0.18)	$(0.50)
Discontinued Operations	0.00	(0.02)	(0.02)	(0.01)
Net Loss	$(0.02)	$(0.57)	$(0.20)	$(0.51)

Weighted Average Shares Used in Computing Basic and Diluted Loss Per Share:
Basic and Diluted	46,879	37,639	42,490	37,609
See Accompanying Notes to
Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Nine Months Ended
	January 31,
	2010	2009
Cash Flows from Operating Activities:
Net Loss	$(8,596)	$(19,345)
Adjustments to Reconcile Net Loss to Cash Provided by Operating Activities:
Depreciation and Amortization	4,078	3,210
Deferred Income Taxes	(1,735)	(7,375)
Provision for Slow Moving and Obsolete Inventory	432	199
Bad Debt Expense	517	1,048
Warranty Expense	2,106	2,423
Stock Compensation Expense	1,452	1,473
Unrealized Foreign Exchange Currency (Gains) Losses	(189)	1,524
Write-off of Deferred Debt Issuance Costs	253	—
Provision for Patent Litigation	—	29,000
OMAX Termination Charge	3,219	—
Goodwill Impairment	—	2,764
Indemnification Charge	1,168	—
Interest Accretion on Subordinated Notes	556	—
Realized Loss on Liquidation of Dormant Foreign Entities	1,277	—
Other	(447)	419
Changes in Operating Assets and Liabilities:
Receivables	(4,303)	(2,287)
Inventories	(100)	1,849
Other Operating Assets	(1,416)	(4,798)
Accounts Payable	6,735	(5,854)
Accrued Payroll and Related Liabilities	(513)	(2,319)
Deferred Revenue	1,003	(760)
Customer Deposits	1,556	(678)
Release of Funds from Escrow	17,000	—
Payment for Patent Litigation Settlement	(15,000)	—
Payment for OMAX Termination	(2,000)	—
Other Operating Liabilities	(4,828)	(3,454)

Cash Provided by (Used in) Operating Activities	2,225	(2,961)

Cash Flows From Investing Activities:
Expenditures for Property and Equipment	(8,297)	(6,251)
Expenditures for Intangible Assets	(628)	(611)
Proceeds from Sale of Property and Equipment	4,775	118
Payments for Pending Acquisition	—	(4,182)
Payments for Dardi Investment	—	(3,282)
Restricted Cash	(422)	(304)

Cash (Used in) Investing Activities	(4,572)	(14,512)

Cash Flows from Financing Activities:
Borrowings under Senior Credit Agreement	12,325	—
Repayments under Senior Credit Agreement	(23,175)	—
Borrowings Under Notes Payable	—	1,285
Borrowings Under Other Financing Arrangements	2	1,269
Repayments Under Other Financing Arrangements	(1,380)	(317)
Repayments of Long—Term Obligations	(4,322)	(795)
Proceeds from Issuance of Common Stock, net of Issuance Costs	17,199	—
Debt Issuance Costs	(607)	—

Cash Provided by Financing Activities	42	1,442

Effect of Changes in Exchange Rates	(1,190)	39
Decrease in Cash And Cash Equivalents	(3,495)	(15,992)
Cash and Cash Equivalents at Beginning of Period	10,117	29,099

Cash and Cash Equivalents at End of Period	$6,622	$13,107

Supplemental Disclosures of Cash Flow Information:
Cash Paid during the Year for:
Interest	920	490
Taxes	755	2,417
Supplemental Disclosures of Noncash Investing and Financing Activities:
Accounts Payable incurred to acquire Property and Equipment, and Intangible Assets	383	787
Accrued Liabilities Incurred for Pending Acquisition	—	551
See Accompanying Notes to
Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
(unaudited, in thousands)

					Accumulated
	Common Stock		Capital		Other	Total
		Par	In Excess	Accumulated	Comprehensive	Shareholders’
	Shares	Value	of Par	Deficit	Loss	Equity
Balances, May 1, 2008	37,590	$371	$139,007	$(47,584)	$(5,730)	$86,064
Components of Comprehensive Loss:
Net Loss				(19,345)		(19,345)
Cumulative Translation Adjustment, Net of Income Tax of $395					(1,416)	(1,416)

Total Comprehensive Loss						(20,761)
Stock Compensation	63	0	1,463			1,463

Balances, January 31, 2009	37,653	$371	$140,470	$(66,929)	$(7,146)	$66,766

Balances, May 1, 2009	37,705	$372	$140,634	$(71,403)	$(6,892)	$62,711
Components of Comprehensive Loss:
Net Loss				(8,596)		(8,596)
Adjustment to Minimum Pension Liability, Net of Income Tax of $5					(5)	(5)
Realization of Foreign Currency Translation Losses from the Liquidation of Dormant Foreign Entities					1,277	1,277
Cumulative Translation Adjustment, Net of Income Tax of $215					702	702

Total Comprehensive Loss						(6,622)
Sale of Common stock at $2.10 per share, net of Stock Issuance Costs of $1.7 million	8,999	90	17,109			17,199
Stock Compensation	176	3	1,494			1,497

Balances, January 31, 2010	46,880	$465	$159,237	$(79,999)	$(4,918)	$74,785

See Accompanying Notes to
Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All tabular dollar amounts in thousands, except per share amounts)
(Unaudited)
Note 1—Basis of Presentation
     In the opinion of the management of Flow International Corporation (the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring items and accruals necessary to fairly present the financial position, results of operations and cash flows of the Company. The financial information as of April 30, 2009 is derived from the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended April 30, 2009 included in Item 8 in the fiscal year 2009 Annual Report on Form 10-K (“10-K”). These interim condensed consolidated financial statements do not include all information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States, and should be read in conjunction with the Company’s fiscal year 2009 Form 10-K. The preparation of these interim condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company’s financial statements. Operating results for the three and nine months ended January 31, 2010 may not be indicative of future results.
Note 2—Recently Issued Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 105, formerly SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162”. This Statement established the FASB Accounting Standards Codification (“ASC”), along with rules and interpretive releases of the U.S. Securities and Exchange Commission under authority of federal securities laws, as the source of authoritative GAAP in the United States. The Statement is effective for interim and annual reporting periods ending after September 15, 2009, which is October 31, 2009 for the Company. The Company conformed to the FASB Accounting Standards Codification when referring to GAAP in the Quarterly Report on Form 10-Q for the interim period ended October 31, 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on the Company’s consolidated financial statements.
     In September 2006, the FASB issued ASC 820, formerly SFAS No. 157, “Defining Fair Value Measurement”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. ASC 820 became effective for the Company as of May 1, 2008 for all financial assets and liabilities and on May 1, 2009 for all nonfinancial assets and liabilities. There were no nonfinancial assets or liabilities requiring initial measurement or subsequent remeasurement during the nine months ended January 31, 2010. The required disclosures are included in Note 16 — Fair Value Measures.
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
     In April 2009, the FASB issued ASC 825-10, formerly FSP 107-1 and APB 28-1, “Disclosures about Fair Values of Financial Instruments”, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. ASC 825-10 was effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted ASC 825-10 on May 1, 2009. Refer to Note 16 — Fair Value Measures for disclosure requirements required by ASC 825-10.
     In May 2009, the FASB issued ASC 855, formerly SFAS No. 165, “Subsequent Events”. The standard did not require significant changes regarding recognition or disclosure of subsequent events, but does require disclosure of the date through which subsequent events have been evaluated for disclosure and recognition. The standard was effective for financial statements issued after June 15, 2009 which was May 1, 2009 for the Company. The Company has evaluated subsequent events in accordance with the Statement through the filing of this Quarterly Report on Form 10-Q.
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
Note 3—Receivables, Net
     Receivables, net as of January 31, 2010 and April 30, 2009 consisted of the following:

	January 31,
	2010	April 30, 2009
Trade Accounts Receivable	$27,258	$25,304
Unbilled Revenues	10,789	9,033

	38,047	34,337
Less: Allowance for Doubtful Accounts	(1,188)	(2,234)

	$36,859	$32,103

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
Note 4—Inventories
     Inventories are stated at the lower of cost (determined by using the first-in first-out or average cost method) or market. Costs included in inventories consist of materials, labor, and manufacturing overhead, which are related to the purchase or production of inventories. Write-downs, when required, are made to reduce excess inventories to their estimated net realizable values. Such estimates are based on assumptions regarding future demand and market conditions. If actual conditions become less favorable than the assumptions used, an additional inventory write-down may be required. Inventories as of January 31, 2010 and April 30, 2009 consisted of the following:

	January 31,
	2010	April 30, 2009
Raw Materials and Parts	$11,917	$11,806
Work in Process	2,323	1,762
Finished Goods	7,791	7,912

	$22,031	$21,480

Note 5—Disposal of Fixed Assets
     In September 2009, the Company sold its building in Hsinchu, Taiwan, receiving $4.7 million from the proceeds of the sale, and simultaneously entered into a lease agreement for an insignificant portion of the building for a one-year period, which has been treated as an operating lease. This sale concluded the Company’s overall efforts to consolidate its manufacturing activities. The Company recorded a gain of approximately $600,000 from the sale of the building, after paying closing costs and other adjustments. This gain was recorded in Restructuring and Other Operating Charges in the Company’s Condensed Consolidated Statement of Operations in the second quarter of fiscal 2010.
Note 6— Other Accrued Liabilities
     The Company’s other accrued liabilities consist of warranty obligations, restructuring liabilities, professional fee accruals, provisions for litigation, and other items.
Warranty Obligations
     The Company’s estimated obligations for warranty are accrued concurrently with the revenue recognized. The Company makes provisions for its warranty obligations based upon historical costs incurred for such obligations adjusted, as necessary, for current conditions and factors. Due to the significant uncertainties and judgments involved in estimating the Company’s warranty obligations, including changing product designs and specifications, the ultimate amount incurred for warranty costs could change in the near term from the current estimate. The Company believes that its warranty accrual as of January 31, 2010 is sufficient to cover expected future warranty costs.
     The following table shows the fiscal year 2010 year-to-date activity for the Company’s warranty obligations:

Accrued warranty balance as of May 1, 2009	$2,423
Accruals for warranties for fiscal year 2010 sales	2,106
Warranty costs incurred in fiscal year 2010	(2,327)
Change due to currency fluctuations	43

Accrued warranty balance as of January 31, 2010	$2,245

Restructuring Charges and Other, net
     The Company recorded Restructuring Charges and Other, net of $4.2 million for the nine months ended January, 31 2010 on the Condensed Consolidated Statement of Operations which was comprised of the following:
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

     The above charges, which were recorded in the first quarter of fiscal 2010, were offset by a credit of approximately $600,000 recorded in the second quarter of fiscal 2010 related to the gain recognized on the sale of the Company’s building in Hsinchu, Taiwan discussed in Note 5 — Disposal of Fixed Assets. There were no additional Restructuring and Other Operating charges recorded for the three months ended January 31, 2010.
     Restructuring Charges and Other in the comparative prior period of $514,000 and $2.4 million for the respective three and nine months ended January 31, 2009 were related to employee severance and termination benefits, lease termination costs, and inventory write-downs incurred for the closure of the Company’s manufacturing facility in Burlington, Ontario, Canada, as well as its office and operations in Korea, in order to establish a single facility for designing and building its advanced waterjet systems at its Jeffersonville, Indiana facility. The Company does not anticipate recording further charges related to the actions above.
     The following table summarizes the Company’s restructuring and other operating charges, net for the respective three and nine months ended January 31, 2010 and 2009:

	Three Months		Nine Months
	Ended January 31,		Ended January 31,
	2010	2009	2010	2009
Severance and termination benefits	$—	$494	$1,604	$2,258
Lease termination costs and long-lived assets impairment charge	—	20	—	136
Inventory write-down	—	—	—	108
Gain on sale of building	—	—	(601)	—

	$—	$514	$1,003	$2,502

     The following table summarizes the Company’s fiscal year 2010 year-to-date restructuring liability:

	Standard	Advanced	All Other	Total
Balance, May 1, 2009	$59	$123	$—	$182
Restructuring charges	1,300	69	235	1,604
Cash payments	(1,082)	(160)	(199)	(1,441)

Balance, January 31, 2010	$277	$32	$36	$345

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
     In May 2009, the Company terminated its option to acquire OMAX following a thorough investigation of financing alternatives to complete the merger and unsuccessful attempts to negotiate a lower purchase price with OMAX. Pursuant to the terms of the amended Merger Agreement and the Settlement and Cross Licensing Agreement, the $15 million held in escrow was released to OMAX. The Company recorded a $6 million charge pursuant to the provisions of the amended Merger Agreement in the first quarter of fiscal 2010, net of a $2.8 million discount as the two subordinated notes issued to OMAX during the second fiscal quarter were at a stated interest rate of 2%, which is below the Company’s incremental borrowing rate. This discount is being amortized as interest expense through the maturity of the subordinated notes in August 2013. The balance of the two subordinated notes issued to OMAX was $7.8 million as of January 31, 2010.
Note 7—Long-Term Obligations and Notes Payable
     The Company’s long-term obligations as of January 31, 2010 and April 30, 2009 consisted of the following:

	January 31,
	2010	April 30, 2009
Long-term loan	$—	$1,879
Other financing arrangements	75	1,425

	75	3,304
Less current maturities	(54)	(1,367)

Long-term obligations	$21	$1,937

     The long-term loan as of April 30, 2009 was a variable rate loan collateralized by the Company’s building in Taiwan. This loan had an annual interest rate of 3.67% and was scheduled to mature in 2011. In fiscal 2010, the Company paid off the entire balance outstanding under this loan with no prepayment penalty.
     The Company has previously leased certain office equipment under agreements that were classified as capital leases. In October 2009, the Company repaid the outstanding principal of $1.2 million on these capital leases as well as the total interest that would have accrued through the dates of maturity.
     Notes payable as of January 31, 2010 and April 30, 2009 consisted of the following:

	January 31,
	2010	April 30, 2009
Senior Credit Facility	$2,150	$13,000
Revolving credit facilities in Taiwan	—	2,226

	$2,150	$15,226

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
     A violation of any of the covenants above would result in an event of default and accelerate the repayment of all unpaid principal and interest and the termination of any letters of credit. As of January 31, 2010, the balance outstanding under the facility amounted to $2.2 million which is reflected under Notes Payable in the Condensed Consolidated Financial Statements. The Company was in compliance with all its financial covenants as of January 31, 2010, as amended.
     Interest on the Line of Credit is based on the bank’s prime rate or LIBOR rate plus a percentage spread between 3.25% and 4.5% depending on whether the Company uses the bank’s prime rate or LIBOR rate and based on its current leverage ratio. The Company also pays a letter of credit fee equal to 3.5% of the amount available to be drawn under each outstanding stand-by letter of credit. The annual letter of credit fee is payable quarterly in arrears and varies depending on the Company’s leverage ratio.
     As of January 31, 2010, the Company had $34.5 million available under its Line of Credit, net of $3.4 million in outstanding standby letters of credit which is subject to the limitations under its existing covenants. As of January 31, 2010, based on the Company’s maximum allowable leverage ratio, the incremental amount it could have borrowed under our available Lines of Credit would have been approximately $10.0 million.
Revolving Credit Facility in Taiwan
     The Company maintains two separate unsecured revolving credit facilities in Taiwan with a commitment totaling $2.8 million at January 31, 2010, bearing interest at 2.5% per annum. There were no balances outstanding on these credit facilities at January 31, 2010.
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
     In June 2007, the Company received a claim seeking the return of amounts paid by Collins and Aikman Corporation, a customer, as preference payments. The amount sought was approximately $1 million. The Company settled this claim during the second quarter of fiscal 2010 for $120,000.
     In fiscal year 2009, the Company was notified by the purchaser of its Avure Business (“Purchaser”), which was reported as discontinued operations for the year ended April 30, 2006, that the Swedish Tax Authority was conducting an audit which included periods during the time that Flow owned the subsidiary. Pursuant to an Indemnification Agreement with the purchaser, the Company had made certain commitments to indemnify various liabilities and claims, including any tax matters when the Company owned the business. The Swedish tax authority concluded its audit and issued a final report in November 2009 asserting that Avure owes 19.5 million Swedish Krona in additional taxes, penalties and fines. While the Company intends to contest the findings by the Swedish Tax Authority, an equivalent of $1.2 million was accrued as of January 31, 2010 related to the periods during which it owned Avure. This amount was accounted for as an adjustment to the loss on the disposal of the Avure Business and is reported as a charge to discontinued operations in the Company’s Condensed Consolidated Statement of Operations. The balance of the assessed amount will fluctuate period over period with changes in foreign currency rates.
     Other Legal Proceedings — For matters other than those described above, the Company does not believe these proceedings will have a material adverse effect on its consolidated financial position, results of operations or cash flows.
Note 9 — Shareholders’ Equity
     Sale of Common Stock
     In September 2009, the Company completed an underwritten public offering of 8,998,750 shares of common stock at an offering price of $2.10 per share, which included 1,173,750 shares issued as a result of the underwriter’s exercise of their over-allotment option in full. The offering generated net proceeds of approximately $17.1 million after deducting underwriting commissions and estimated offering expenses. The proceeds from this offering were used to reduce the Company’s outstanding debt, including amounts outstanding under its Senior Credit Facility.
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
     The Rights are not exercisable until after the date of commencement of, or the first public announcement of an intention to commence, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person (other than an Exempted Entity) or group of 15% or more of the shares of Common Stock then outstanding (the earlier of such dates being herein referred to as the “Distribution Date”. The Rights will expire on September 1, 2019 (the “Final Expiration Date”), unless the Final Expiration Date is extended or unless the Rights are earlier redeemed or exchanged by the Company, in each case as described below. The Purchase Price payable, and the number of shares of Common Stock or other securities or property issuable, upon exercise of the Rights are subject to adjustment from time to time to prevent dilution (i) in the event of a stock dividend on, or a subdivision, combination or reclassification of, the Common Stock, (ii) upon the grant to holders of the Common Stock of certain rights or warrants to subscribe for or purchase Common Stock at a price, or securities convertible into Common Stock with a conversion price, less than the then-current market price of the Common Stock or (iii) upon the distribution to holders of the Common Stock of evidences of indebtedness or assets (excluding regular periodic cash dividends or dividends payable in Common Stock) or of subscription rights or warrants (other than those referred to above).

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
     The following table summarizes stock option activities for the nine months ended January 31, 2010:

				Weighted-
		Weighted-		Average
		Average	Aggregate	Remaining
	Number of	Exercise	Intrinsic	Contractual
	Options	Price	Value	Term (Years)
Outstanding at May 1, 2009	798,810	$10.49	$—	5.16
Granted during the period	—	—
Exercised during the period	—	—
Expired or forfeited during the period	(168,728)	10.52

Outstanding at January 31, 2010	630,082	$10.49	$—	5.20

Exercisable at January 31, 2010	392,622	$10.51	$—	3.55
     There were no options exercised for the nine months ended January 31, 2010 and 2009.
     The Company uses the Black-Scholes option-pricing model to calculate the grant-date fair value of its stock options. There were no options granted during the nine months ended January 31, 2010. Information pertaining to the Company’s assumptions to calculate the fair value of the stock options granted during the nine months ended January 31, 2009 was as follows:

Nine Months ended
January 31, 2009
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
     For the respective nine months ended January 31, 2010 and 2009, the Company recognized compensation expense related to stock options of $435,000 and $478,000. As of January 31, 2010, total unrecognized compensation cost related to nonvested stock options was $1.0 million, which is expected to be recognized over a weighted average period of 1.9 years.

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
     The following table summarizes the service-based stock award activities for employees for the nine months ended January 31, 2010:

		Weighted-
		Average
	Number of	Grant-date
	Shares	Fair Value
Nonvested at May 1, 2009	402,555	$8.78
Granted during the period	1,068,610	2.23
Forfeited during the period	(133,220)	4.61
Vested during the period	(50,149)	10.18

Nonvested at January 31, 2010	1,287,796	$3.72

     For the respective nine months ended January 31, 2010 and 2009, the Company recognized compensation expense related to service-based stock awards of $1.0 million and $995,000. As of January 31, 2010, total unrecognized compensation cost related to such awards of $3.4 million is expected to be recognized over a weighted average period of 2.4 years.
Note 11—Basic and Diluted Loss per Share
     Basic loss per share represents loss available to common shareholders divided by the weighted average number of shares outstanding during the period. Diluted loss per share represents loss available to common shareholders divided by the weighted average number of shares outstanding, including the potentially dilutive impact of stock options, where appropriate. Potential common share equivalents of stock options and warrants are computed by the treasury stock method and are included in the denominator for computation of earnings per share if such equivalents are dilutive.
     The following table sets forth the computation of basic and diluted loss from continuing operations per share for the respective three and nine months ended January 31, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2010	2009	2010	2009
Numerator:
Loss from continuing operations	$(798)	$(20,677)	$(7,507)	$(18,748)
Denominator:
Denominator for basic and diluted loss per share—weighted average shares outstanding	46,879	37,639	42,490	37,609

Basic and diluted loss from continuing operations per share	$(0.02)	$(0.55)	$(0.18)	$(0.50)
     There were 940,617 potentially dilutive common shares from employee stock options and stock units which have been excluded from the diluted weighted average share denominator for the three and nine months ended January 31, 2010 as their effect would be antidilutive. There were 1,267,403 and 1,321,740 potentially dilutive common shares from employee stock options and stock units which were excluded from the diluted weighted average share denominator for the respective three and nine months ended January 31, 2009, as their effect would be antidilutive.
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

     The following table shows the detail of Other Income (Expense), net, in the accompanying Condensed Consolidated Statements of Operations:

	Three Months		Nine Months
	Ended January 31,		Ended January 31,
	2010	2009	2010	2009
Realized Foreign Exchange Gains (Losses), net	$(1,315)	$206	$(1,143)	$674
Unrealized Foreign Exchange Gains (Losses), net	136	(581)	189	(1,524)
Other	(39)	767	88	794

	$(1,218)	$392	$(866)	$(56)

     During the third quarter of fiscal year 2010, the Company recorded a $1.3 million foreign currency translation adjustment related to the liquidation of two dormant subsidiaries as a realized foreign exchange loss. This non-cash charge was previously recorded as an unrealized foreign exchange loss in the Company’s currency translation account as a component of other comprehensive income. There were no similar transactions in the respective three and nine months ended January 31, 2009 as the changes in other income and expense primarily resulted from the fluctuation in realized and unrealized foreign exchange gains and losses.
Note 13—Income Taxes
     The Company recognizes a net deferred tax asset for items that will generate a reduction in future taxable income to the extent that it is “more likely than not” that these deferred assets will be realized. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the period in which the tax benefit will be realized. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which the tax benefit will be realized. In determining the realizability of these assets, the Company considered numerous factors, including historical profitability, estimated future taxable income and the industry in which it operates. In fiscal year 2008, the Company reversed approximately $17.2 million and $1 million of valuation allowance against deferred tax assets related to U.S. and Germany net operating loss (NOL) carryforwards and other net deferred tax assets, respectively, after concluding that it was more likely than not that these benefits would be realized based on cumulative positive results of operations and anticipated future profit levels. The Company updates this evaluation taking into consideration the impact of current operations and any anticipated changes in future profit levels on a quarterly basis. At January 31, 2010, the recorded amount of the Company’s deferred tax assets was $21.6 million, net of valuation allowance on certain foreign NOLs.
     For the three and nine months ended January 31, 2010, the Company recorded an income tax benefit of $1.1 million and $2.7 million, respectively compared to income tax benefit of $11.1 million and $6.3 million, respectively in the comparative prior year. For the three months ended January 31, 2010, the relationship between income tax expense and pre-tax income is not customary due to changes in the estimate of the Company’s projected annual effective tax rate, and the impacts these changes have on the higher pre-tax loss for the three months ended January 31, 2010 ($1.9 million), in comparison to the pre-tax loss for the nine month period ended January 31, 2010 ($10.2 million).
     The Company has analyzed its filing positions in all of the federal, state, and international jurisdictions where it, or its wholly-owned subsidiaries, are required to file income tax returns for all open tax years in these jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non- U.S. income tax examinations by tax authorities for years prior to fiscal 2002. There are no significant uncertain tax positions in tax years prior to fiscal year 2002. As of January 31, 2010, the Company’s balance of unrecognized tax benefits was $8.8 million, which, if recognized, would reduce the Company’s effective tax rate. There have been no significant adjustments proposed relative to the Company’s tax positions since May 1, 2009. The Company has recognized immaterial interest charges related to unrecognized tax benefits as a component of interest expense. The Company does not expect that unrecognized tax benefits will significantly change within the next twelve months other than for currency fluctuations.
     With the exception of certain of its subsidiaries, it is the general practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of January 31, 2010 the Company has not made a provision for U.S. or additional foreign withholding taxes of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries with the exception of its subsidiaries in Taiwan, Japan, and Switzerland for which it provides deferred taxes. During the nine months ended January 31, 2010, the Company repatriated a total of $192,000, net of tax of $38,000 from one foreign subsidiary, and the Company plans to continue repatriating additional funds from this subsidiary in the future. The Company repatriated $1.6 million, net of tax of $329,000, from two of its foreign subsidiaries in the comparative prior period.
Note 14—Discontinued Operations
     The Company recorded a charge of $1.2 million for the nine months ended January 31, 2010 as an adjustment to the loss on the disposal of the Avure Business which was reported as discontinued operations for the year ended April 30, 2006. Refer to further discussion on this charge in Note 8 — Commitments and Contingencies.

     In April 2008, the Company decided to sell or otherwise dispose of its CIS Technical Solutions division (“CIS” division), which would have been reported as part of its Advanced segment. The Company ceased its efforts to sell the CIS division and closed its operations effective January 2009. The financial results of the CIS division have been reported as discontinued operations in the Condensed Consolidated Statements of Operations for all periods presented. The Condensed Consolidated Balance Sheets as of January 31, 2010 and April 30, 2009 and the Condensed Consolidated Statements of Cash Flows for the periods ended January 31, 2010 and 2009 do not reflect discontinued operations treatment for the CIS division as the related amounts are not material.
     Summarized financial information for the CIS discontinued operations for the three and nine months ended January 31, 2009 is set forth below:

	Three Month Ended	Nine Months Ended
	January 31, 2009	January 31, 2009
Sales	$190	$1,602
Loss before provision for income taxes	(732)	(597)
Benefit for income taxes	46	—

Loss from operations of discontinued operations	$(686)	$(597)

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
     Segment operating results are measured based on revenue growth, gross margin, and operating income. A summary of operations by reportable segment is as follows:

				Inter-
				segment
	Standard (i)	Advanced	All Other (ii)	Eliminations (iii)	Total
Three Months Ended January 31, 2010
External sales	$37,036	$8,320	$—	$—	$45,356

Inter-segment sales	537	—	—	(537)

Gross margin	15,269	2,954	—	—	18,223

Operating income (loss)	978	1,229	(2,482)	—	(275)

Three Months Ended January 31, 2009
External sales	$41,269	$7,442	$—	$—	$48,711

Inter-segment sales	782	—	—	(782)

Gross margin	16,957	2,189	—	—	19,146

Operating income (loss)	2,441	628	(34,896)	—	(31,827)

Nine Months Ended January 31, 2010
External sales	$96,817	$28,328	$—	$—	$125,145

Inter-segment sales	1,313	—	—	(1,313)

Gross margin	39,216	9,615	—	—	48,831

Operating income (loss)	(211)	4,999	(12,308)	—	(7,520)

Total Assets	127,471	29,632	11,185	(35,101)	133,187

Nine Months Ended January 31, 2009
External sales	$149,898	$16,455	$—	$—	$166,353

Inter-segment sales	1,997	—	—	(1,997)

Gross margin	66,934	3,983	—	—	70,917

Operating income (loss)	21,592	(3,417)	(42,807)	—	(24,632)

Total Assets	153,361	23,129	8,711	(35,662)	149,539

(i)	During the second quarter of fiscal 2010, the Company began reporting its profit or loss within the Standard segment to include inventory adjustments previously reflected as Intersegment Eliminations, in order to reflect how the chief operating decision maker now views and manages its business. This change had no impact on consolidated gross margins or operating income or loss. The Company has reclassified prior period comparable results for the respective three and nine months ended January 31, 2009 to reflect this refinement in reporting.

(ii)	Includes corporate overhead expenses as well as general and administrative expenses of inactive subsidiaries that do not constitute segments.

(iii)	Inter-segment sales represent products between the Company’s geographic areas, including between operations within the United States and between the Company’s U.S. operations and foreign subsidiaries, based on the Company’s transfer pricing policy. These amounts have been eliminated in consolidation.
     A summary reconciliation of total segment operating income to total consolidated income from continuing operations before provision for income taxes is as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2010	2009	2010	2009
Operating loss for reportable segments	$(275)	$(31,827)	$(7,520)	$(24,632)
Interest income	39	94	132	396
Interest expense	(468)	(442)	(1,906)	(733)
Other income (expense), net	(1,218)	392	(866)	(56)

Loss from continuing operations before provision for income taxes	$(1,922)	$(31,783)	$(10,160)	$(25,025)

Note 16—Fair Value Measures
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
     The effect of derivative instruments on the Condensed Consolidated Statement of Operations for the respective three and nine months ended January 31, 2010 and 2009 was as follows:

	Location of Gain or
Derivatives not designated as hedging	(Loss) Recognized in	Three Months		Nine Months
instruments under Statement 133	Income on Derivative	Ended January 31,		Ended January 31,
		2010	2009	2010	2009
	Other Income
Forward exchange forward contracts	(Expense)	$—	$30	$—	$1,249
     There were no open forward contracts as of January 31, 2010 and April 30, 2009. Accordingly, the Company had no financial assets and liabilities that qualified for fair value measurement and disclosure.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

     Nonfinancial nonrecurring assets and liabilities included on the Company’s Condensed Consolidated Balance Sheets consist of long-term subordinated notes issued to OMAX, long lived assets, including cost-method investments, that are measured at fair value to test for and measure an impairment charge, when necessary.
     The carrying values of the Company’s current assets and liabilities due within one-year approximate fair values due to the short-term maturity of these instruments.
     In fiscal year 2010, the Company had an initial measurement of long-term subordinated notes issued to OMAX. The carrying amount of these notes as of January 31, 2010 was $7.8 million which approximates the fair value as of that date, and the notes were issued to OMAX during the second quarter of fiscal year 2010. In calculating the fair value of these notes, the Company used a four-year maturity date of August 17, 2013 and a discount rate of 10% which is the rate at which management believes the Company can obtain financing of a similar nature from other sources.

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
     In September 2009, we completed a public offering of 8,998,750 common shares at an offering price of $2.10 per share, which included 1,173,750 shares issued as a result of the underwriter fully exercising its over-allotment option. The offering generated net proceeds of approximately $17.1 million after deducting underwriting commissions and estimated offering expenses. The proceeds from this offering were used to reduce a significant portion of our outstanding debt, including amounts outstanding under our Senior Credit Facility.
     In connection with this sale of common stock, we amended our Senior Credit Facility in August 2009. This amendment revised the financial covenants that we are required to maintain, providing us with more flexibility to operate our business in this economic environment. Refer to the Liquidity and Capital Resources section for further detail on this amendment.
     In the prior year, we took important steps to strengthen the Company even as we responded to the global economic crisis by systematically and aggressively cutting costs in order to generate positive cash flow from operations. We reduced our global manufacturing footprint from four factories to two, exited two unprofitable businesses, and reduced total headcount by nearly 20%. We also settled a major outstanding patent lawsuit, removing a potential long-term risk.
     As a result of the continued decline in sales activity along with the uncertainty regarding the timing of an economic recovery, we continued to focus on lowering our operating costs and creating efficiencies in the fourth quarter of fiscal 2009 and the first quarter of this fiscal year. Some of the cost cutting initiatives implemented in the fourth quarter of fiscal 2009 and the first quarter of fiscal 2010 included the following:
•	temporary reduction of wages for the majority of our salaried employees;

•	temporary suspension of certain employee benefits;

•	culmination of our plan to exit all manufacturing activities in our Taiwan facility; and

•	elimination of 30 full-time positions globally.

     The financial impact of the actions above results in potential annualized savings in excess of approximately $6 million, which commenced in the second quarter of fiscal year 2010. We incurred charges of $1.6 million during the first quarter of fiscal 2010 in conjunction with the staff reductions noted above. These charges are included in “Restructuring and Other Operating Charges” in our Condensed Consolidated Statement of Operations for the nine months ended January 31, 2010 and were offset by a $600,000 gain recognized on the sale of our building in Hsinchu, Taiwan during the second quarter of fiscal 2010, which concluded our efforts to consolidate our manufacturing activities.
     We continue to invest in future growth initiatives such as product and research development and expanding our distributor network, which are critical to maintaining our competitive advantage in the future. In the first quarter of our current fiscal year we launched our new Mach Series of waterjet cutting equipment, Mach 2, 3, and 4, which featured the next generation of waterjet technology. The new Mach Series equipment combines the latest software upgrades, ultrahigh pressures, new long-life pumps, and three-dimensional Dynamic® Waterjet cutting advancements, all of which are designed to deliver maximum versatility to customers. In addition, we have added 39 distributors in 31 countries since the beginning of the calendar year 2009, adding an indirect sales channel to our existing direct sales force, increasing our ability to exit the recession quicker and broaden our sales exposure.
     While we cannot be certain of an economic recovery in the near term, we are encouraged by the modest rebound in sales. The third quarter of fiscal 2010 represents the second sequential quarter of revenue growth since the recession began. As a result, while we continue to remain cautious with our operating expenses, during the current quarter we reinstated some of the temporary wage reductions and employee benefits that had previously been suspended. We will continue to carefully monitor our sales volume and other economic indicators and review our ability to reinstate the temporary cost reductions on a phased-in approach.
     Our ability to fully implement our strategies and achieve our objective may be influenced by a variety of factors, many of which are beyond our control. These risks and uncertainties pertaining to our business are set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended April 30, 2009.
Results of Operations
(Tabular amounts in thousands)
Summary Consolidated Results for the Three Months ended January 31, 2010 and 2009

	Three Months Ended January 31,			Nine Months Ended January 31,
	2010	2009	%	2010	2009	%
Sales	$45,356	$48,711	(7)%	$125,145	$166,353	(25)%
Operating Loss	(275)	(31,827)	99%	(7,520)	(24,632)	70%

	Three Months Ended January 31,			Nine Months Ended January 31,
	2010	2009	%	2010	2009	%
Sales
Systems	$31,905	$33,739	(5)%	$83,673	$115,997	(28)%
Consumable parts	13,451	14,972	(10)%	41,472	50,356	(18)%

	45,356	48,711		125,145	166,353
     Sales for the three months ended January 31, 2010 decreased $3.4 million or 7% over the prior year period primarily driven by the comparatively weak economic environment and its impact on capital spending and expansion plans. We continued to experience sales declines in our Standard segment which declined $4.2 million or 10%. The majority of the decline was from North America and Europe standard systems and spares, which combined for a revenue decline of $2.9 million or 10% from the prior year period. These declines were partially offset by improved sales of $877,000 or 12% in our Advanced segment during the same period.
     Sales for the nine months ended January 31, 2010 decreased $41.2 million, or 25%, over the prior year comparative period with sales declines in our Standard segment of $53.3 million or 35%. The majority of the decline was from North America and Europe Standard systems and spares representing $42.3 million of this decline. These declines were partially offset by improved sales of $12.1 million in our Advanced segment during the same period.
     The operating loss of $275,000 for the three months ended January 31, 2010 decreased from an operating loss of $31.8 million in the prior year comparative period. The $31.8 million operating loss recorded for the three months ended January 31, 2009 included a $29.0 million provision for an open litigation with OMAX, which is further discussed in Note 6 – Other Accrued Liabilities of the Notes to the Condensed Consolidated Financial Statements, a goodwill impairment charge of $2.8 million, and severance expenses of $514,000 related to actions taken to reduce our global staffing levels in the prior year. Excluding these operating charges discussed above for the three months ended January 31, 2009, operating income decreased by $726,000, which was primarily driven by lower sales.

     For the nine months ended January 31, 2010, we recorded an operating loss of $7.5 million, which represents an improvement over the prior year comparative period operating loss of $24.6 million. The operating loss of $7.5 million for the nine months ended January 31, 2010 was primarily driven by the following:
•	lower sales volume discussed above and gross margin mix;

•	a decline of 361 basis points in gross margin as a result of a greater mix of low margin systems versus the prior year as well as higher manufacturing overhead costs;

•	a net charge of $3.2 million to record the termination of our option to acquire OMAX Corporation, which is further discussed in Note 6 — Other Accrued Liabilities of the Notes to the Condensed Consolidated Financial Statements; and

•	Restructuring and other related expenses of $1.6 million related to the reduction of global staffing levels and the completion of our Taiwan manufacturing operations shutdown in the first quarter of fiscal year 2010, offset by a $600,000 gain from the sale of our building in Hsinchu, Taiwan which was completed in September 2009.
     The above charges were partially offset by lower core operating expenses when compared to the prior year same period.
     Total systems sales were down by $1.8 million or 5%, and $32.3 million or 28% for the respective three and nine months ended January 31, 2010 over the prior year periods as a result of the comparatively weaker economic environment primarily in North America and Europe.
     Sales of consumable parts decreased $1.5 million or 10%, and $8.9 million or 18%, respectively for the three and nine months ended January 31, 2010 over the prior year comparative periods which was consistent with the prevailing economic conditions noted above.
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
     This section provides a comparison of net sales and operating expenses for each of our reportable segments for the three and nine months ended January 31, 2010 and 2009, respectively. A discussion of corporate overhead and general expenses related to inactive subsidiaries which do not constitute segments has also been provided under “All Other”. For further discussion on our reportable segments, refer to Note 15 — Segment Information of the Notes to the Condensed Consolidated Financial Statements.
Standard Segment

	Three Months Ended January 31,			Nine Months Ended January 31,
	2010	2009	%	2010	2009	%
Sales	$37,036	$41,269	(10)%	$96,817	$149,898	(35)%
% of total company sales	82%	85%	NM	77%	90%	NM
Gross Margin (i)	15,269	16,957	(10)%	39,216	66,934	(41)%
Gross Margin as % of sales	41%	41%	NM	41%	45%	NM
Operating Expenses:
Sales and Marketing	9,402	9,313	1%	24,982	29,871	(16)%
Research and Engineering	1,789	2,043	(12)%	4,899	5,814	(16)%
General and Administrative	3,101	2,700	15%	8,847	9,048	(2)%
Restructuring Charges and Other	—	460	NM	699	609	15%
Total Operating Expenses	14,292	14,516	(2)%	39,427	45,342	(13)%
Operating Income (Loss) (i)	978	2,441	(60)%	(211)	21,592	NM

NM = Not Meaningful

(i)	During the second quarter of fiscal 2010, we began reporting our profit or loss within the Standard segment to include inventory adjustments previously reflected as Intersegment Eliminations, in order to reflect how the chief operating decision maker now views and manages its business. This change had no impact on consolidated gross margins or operating income or loss. We have reclassified prior period comparable results for the respective three and nine months ended January 31, 2009 to reflect this refinement in reporting.
For the three and nine months ended January 31, 2010:
     Sales in our standard segment decreased $4.2 million or 10%, and $53.1 million or 35% over the prior year comparative periods. Excluding the impact of foreign currency changes, sales in the Standard segment declined $5.1 million or 12% and $52.3 million or 35% for the respective three and nine months ended January 31, 2010 when compared to the prior year comparative periods. The quarter-to-date and year-to-date decline was primarily due to the following:
•	Significant decline in standard system sales volume, primarily in North America and Europe, which are the markets most affected by the current economic environment. These regions had a combined decline in system sales of $932,000 or 5% and $35.6 million or 46% for the respective three and nine months ended January 31, 2010 over the prior year comparative periods. Consumable parts revenue for this segment also declined by $1.0 million or 7% and $7.2 million or 15% for the respective three and nine months ended January 31, 2010 over the prior year comparative periods which was primarily driven by declines in North America and Europe, which had a combined decline of $2.0 million or 18% and $6.7 million or 18% for the respective three and nine months ended January 31, 2010 over the prior year comparative periods due to lower system utilization by our customers. These declines were offset by modest growth in consumable parts revenue in other regions.
     Gross margin for the three and nine months ended January 31, 2010 amounted to $15.3 million or 41%, and $39.2 million or 41% of sales compared to $17.0 million or 41%, and $66.9 million or 45% of sales in the prior year comparative periods. Generally, comparison of gross margin rates will vary period over period based on changes in our product sales mix and prices, and levels of production volume. The decline in our margins for the nine month period over the prior year comparative period was primarily attributable to a shift in product mix to comparatively lower margin systems as well as, and to a lesser extent, higher manufacturing overhead costs resulting from lower manufacturing volume.
     Operating expense changes consisted of the following:
•	A decrease in sales and marketing expenses of $4.9 million or 16% for the nine months ended January 31, 2010, as compared to the prior year comparative periods, primarily as a result of lower commission expense based on lower sales volume as, well as reduced headcount related expenses. Sale and marketing expenses for the three months ended January 31, 2010 were consistent with the prior year comparative period;

•	A decrease in research and engineering expenses of $254,000 or 13%, and $915,000 or 16% for the respective three and nine months ended January 31, 2010, as compared to the prior year comparative periods, which was mainly attributable to the timing of investments for new product development as well as reduced headcount related expenses;

•	A decrease in general and administrative expenses of $201,000 or 2% for the nine months ended January 31, 2010, as compared to the prior year comparative period, primarily as a result of reduced headcount related expenses that occurred from the reduction of headcount in the first fiscal quarter of 2010. General and administrative expenses for the three months ended January 31, 2010 increased $401,000 or 15% compared with the prior year comparative period, primarily reflecting increased costs associated with the implementation of our Enterprise Resource Planning system and related depreciation and amortization; and

•	Restructuring and Other Charges of $699,000 in the Standard segment for the nine months ended January 31, 2010 were related to charges recorded to reduce global staffing levels and to complete the cessation of manufacturing activity in our Taiwan facility. The expenses recorded to reduce global staffing levels were net of a $601,000 gain recorded in the second quarter of fiscal 2010 for the sale of our building in Taiwan.

Advanced Segment

	Three Months Ended January 31,			Nine Months Ended January 31,
	2010	2009	%	2010	2009	%
Sales	$8,320	$7,442	12%	$28,328	$16,455	72%
% of total company sales	18%	15%	NM	23%	10%	NM
Gross Margin	2,954	2,189	35%	9,615	3,983	NM
Gross Margin as % of sales	36%	29%	NM	34%	24%	NM
Operating Expenses:
Sales and Marketing	663	683	(3)%	1,974	2,124	(7)%
Research and Engineering	446	238	87%	883	995	(11)%
General and Administrative	616	586	5%	1,690	2,495	(32)%
Restructuring Charges and Other	0	54	(100)%	69	1,785	(96)%
Total Operating Expenses	1,725	1,561	11%	4,616	7,399	(38)%
Operating Income (Loss)	1,229	628	96%	4,999	(3,417)	NM

NM = Not Meaningful
     Sales in the Advanced segment will vary period over period for various reasons, such as the timing of contract awards, timing of project design and manufacturing schedule, and the timing of shipments to customers.
     For the three and nine months ended January 31, 2010, sales in our Advanced segment increased $878,000 or 12%, and $11.9 million or 72% over the prior year comparative periods. The year-to-date increase is primarily due to the timing of revenue recognition for some of our aerospace contracts which were in the project design phase during the first six months of the comparative prior period, which phase accounts for a low percentage of total estimated costs to complete.
     Gross margin for the three and nine months ended January 31, 2010 amounted to $3.0 million or 36%, and $9.6 million or 34% of sales compared to $2.2 million or 29%, and $4.0 million or 24% of sales in the prior year comparative periods. The improvement in gross margin as a percentage of sales when compared to the prior year comparative periods is attributable to improved contract pricing as well as labor and material efficiencies.
     Operating expense changes consisted of the following:
•	Operating expenses for the three months ended January 31, 2010 were in line with those of the prior year comparative period and include the impact of cost savings from consolidating our facilities. For the nine months ended January 31, 2010, sales and marketing expenses decreased $150,000 or 7%, and general and administrative expenses decreased $805,000 or 32% from the prior year comparative period as a result of the impact of savings from the consolidation of our facilities for our Advanced segment to Jeffersonville, Indiana, which eliminated a significant amount of overhead associated with maintaining two facilities; and

•	Restructuring and Other Charges of $69,000 for the nine months ended January 31, 2010 were related to charges recorded to reduce global staffing levels in the first quarter of fiscal year 2010. The comparative prior period quarter-to-date and year-to-date amounts of $54,000 and $1.8 million were related to severance and termination benefits as well as lease termination charges incurred to close our Burlington, Ontario Canada manufacturing facility.
All Other
     Our All Other category includes general corporate overhead expenses that do not support either the Standard or Advanced segments, as well as general and administrative expenses related to inactive entities that do not constitute operating segments.

	Three Months Ended January 31,			Nine Months Ended January 31,
	2010	2009	%	2010	2009	%
General and Administrative	$2,481	$3,132	(21)%	$8,854	$11,043	(20)%
Provision for Patent Litigation	—	29,000	NM	—	29,000	NM
Goodwill Impairment	—	2,764	NM	—	2,764	NM
Restructuring and Other Operating Charges, net	—	—	NM	3,454	—	NM

NM = Not Meaningful
     General and administrative expenses in our All Other category decreased by $651,000 or 21%, and $2.2 million or 20% for the three and nine months ended January 31, 2010, as compared to the prior year comparative period. The decrease in the current quarter-to-date and year-to-date was primarily attributable to reduced headcount when compared to the prior year periods.

     Restructuring and Other Operating Charges for the respective nine months ended January 31, 2010 were related to a $6 million charge recorded in the first quarter of fiscal year 2010 pursuant to the provisions of the amended Merger Agreement with OMAX, which provided for the non-refundable $2 million cash payment to OMAX for the extension of the closing of the merger from March 31, 2009 to August 15, 2009. Per the terms of this amendment, in the event the merger would have been consummated by August 15, 2009, the $2 million would have been applied towards the contemplated $75 million purchase price. However, as the merger was not consummated, the $2 million was forfeited and we were required to issue a promissory note of $4 million to OMAX. The $6 million charge was net of a discount of $2.8 million as the two subordinated notes issued to OMAX during the second fiscal quarter ($6 million subordinated note related to the Settlement and Cross Licensing Agreement which is discussed in Note 6 — Other Accrued Liabilities of the Notes to the Condensed Consolidated Financial Statements and the $4 million subordinated note discussed herein) are at a stated interest rate of 2% which is below our incremental borrowing rate. This discount is being amortized as interest expense through the maturity of the subordinated notes in August 2013.
     Our All Other category included a $29 million provision related to the patent litigation with OMAX for the comparative nine months ended January 31, 2009 pursuant to a Settlement and Cross Licensing Agreement which is discussed in Note 6 – Other Accrued Liabilities of the Notes to the Condensed Consolidated Financial Statements. Further, the three and nine month results for the period ended January 31, 2009 also include a non-cash goodwill impairment charge of $2.8 million, which represented the carrying value of all of our goodwill. This charge was recognized due to a combination of factors, including the current economic environment which has resulted in a significant decline in the results of our operations and the sustained period of decline in our market capitalization.
Interest Income (Expense)
Interest Income (Expense), net

	Three Months Ended January 31,			Nine Months Ended January 31,
	2010	2009	%	2010	2009	%
Interest Income	$39	$94	(59)%	$132	$396	(67)%
Interest Expense	(468)	(442)	6%	(1,906)	(733)	NM
Net Interest Expense	(429)	(348)	23%	(1,774)	(337)	NM

NM = Not Meaningful
     Our interest expense, net was $429,000 and $1.8 million for the three and nine months ended January 31, 2010, compared to interest expense, net of $348,000 and $337,000 for the three and nine months ended January 31, 2009.
     The significant increase in net interest expense in the current nine-month period when compared to the prior year same period was primarily as a result of the following charges:
•	interest charges of $138,000 and $532,000 for the three and nine months ended January 31, 2010, respectively, on the used and unused portion of our Senior Credit Facility as well as outstanding standby letters of credit;

•	imputed interest of $173,000 and $556,000 for the three and nine months ended January 31, 2010, respectively, related to the two subordinated notes issued to OMAX in satisfaction of our remaining obligation to OMAX pursuant to the Settlement and Cross Licensing Agreement executed in March 2009 as well as in connection with the termination of the Merger Agreement;

•	write-off of $253,000 of deferred financing fees in the first quarter of fiscal year 2010 upon the execution of an amendment to our Senior Credit Facility in June 2009 which reduced our available borrowing capacity by 50%; and

•	amortization of $117,000 and $305,000 for the three and nine months ended January 31, 2010, respectively for deferred financing fees over the life of the Line of Credit availability which amortization began in June 2008 upon the execution of the original Senior Credit Facility.
     In the prior year, we had minimal outstanding interest bearing debt and higher investible cash balances.
Other Income (Expense), Net
Our other Income (Expense), net in the Condensed Consolidated Statement of Operations is comprised of the following:

	Three Months		Nine Months
	Ended January 31,		Ended January 31,
	2010	2009	2010	2009
Realized Foreign Exchange Gains (Losses), net	$(1,315)	$206	$(1,143)	$674
Unrealized Foreign Exchange Gains (Losses), net	136	(581)	189	(1,524)
Other	(39)	767	88	794

	$(1,218)	$392	$(866)	$(56)

     During the third quarter of fiscal year 2010, we recorded a $1.3 million foreign currency translation adjustment related to the liquidation of two dormant subsidiaries as a realized foreign exchange loss. This non-cash charge was previously recorded as an unrealized foreign exchange loss in our currency translation account as a component of other comprehensive income. There were no similar transactions in the respective three and nine months ended January 31, 2009 as the changes in other income and expense primarily resulted from the fluctuation in realized and unrealized foreign exchange gains and losses.
Income Taxes
     Our (benefit)/provision for income taxes for the respective three and nine months ended January 31, 2010 and 2009 consisted of:

	Three Months		Nine Months
	Ended January 31,		Ended January 31,
	2010	2009	2010	2009
Current Tax Expense	$392	$51	$818	$1,997
Deferred Tax (Benefit) Expense	(1,516)	(11,055)	(3,471)	(8,274)

	$(1,124)	$(11,106)	$(2,653)	$(6,277)

     We recognize a net deferred tax asset for items that will generate a reduction in future taxable income to the extent that it is “more likely than not” that these deferred assets will be realized. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the period in which the tax benefit will be realized. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which the tax benefit will be realized. In determining the realizability of these assets, we considered numerous factors, including historical profitability, estimated future taxable income and the industry in which we operate. In fiscal year 2008, we reversed approximately $17.2 million and $1 million of valuation allowance against deferred tax assets related to U.S. and Germany net operating loss (NOL) carryforwards and other net deferred tax assets, respectively, after concluding that it was more likely than not that these benefits would be realized based on cumulative positive results of operations and anticipated future profit levels. We update this evaluation taking into consideration the impact of current operations and any anticipated changes in future profit levels on a quarterly basis. At January 31, 2010, the recorded amount of our deferred tax assets was $21.6 million, net of valuation allowance on certain foreign NOLs.
     Our foreign tax provision consists of current and deferred tax expense. The United States tax provision consists of current and deferred tax expense (benefit), state taxes and foreign withholding taxes. We do not permanently defer undistributed earnings of certain foreign subsidiaries. During the nine months ended January 31, 2010, the Company repatriated a total of $192,000, net of tax of $38,000 from one foreign subsidiary, and the Company plans to continue repatriating additional funds from this subsidiary in the future. The Company repatriated $1.6 million, net of tax of $329,000, from two of its foreign subsidiaries in the comparative prior period.
     For the three and nine months ended January 31, 2010, the tax provision consisted of current and deferred benefit related to the U. S. and foreign operations, primarily in Taiwan, Japan, and Germany. In addition, operations in certain jurisdictions (principally Canada) reported net operating losses for which no tax benefit was recognized as it was more likely than not that such benefit would not be realized at that time. For the three months ended January 31, 2010, the relationship between income tax expense and pre-tax income is not customary due to changes in the estimate of our projected annual effective tax rate, and the impacts these changes have on the higher pre-tax loss for the three months ended January 31, 2010 ($1.9 million), in comparison to the pre-tax loss for the nine month period ended January 31, 2010 ($10.2 million).
Liquidity and Capital Resources
Sources of Cash
     Historically, our most significant sources of financing have been funds generated by operating activities, available cash and cash equivalents and available lines of credit. From time to time, we have borrowed funds from our available Senior Credit Facility and have raised funds through the sale of common stock.

Cash Generated by Operating Activities
     Cash generated by operating activities was $2.2 for the nine months ended January 31, 2010 compared to $3.0 million used in operations for the nine months ended January 31, 2009. Cash generated by or used in operating activities is primarily related to changes in our working capital accounts. Changes in our working capital resulted in a net $1.9 million use of cash for the nine months ended January 31, 2010 compared to $18.3 million use of cash in the prior year comparative period. The change in working capital was attributable to changes in accounts payable due to the timing of purchases and payments to vendors, deferred revenue and customer deposits due to the timing of contract awards and shipments to customers, as well as the timing of inventory purchases and collection of accounts receivable.
Available Cash and Cash Equivalents
     At January 31, 2010 we had total cash and cash equivalents of $6.6 million. To the extent that our cash needs in the U.S. exceed our cash reserves and availability under our Senior Credit Facility, we may repatriate cash from certain of our foreign subsidiaries, however, this could be limited by our ability to repatriate such cash in a tax efficient manner. We believe that our existing cash and cash equivalents as of January 31, 2010, anticipated revenue and funds generated from our operations, and financing available under our existing credit facilities will be sufficient to fund our operations for at least the next twelve months. However, in the event that there are changes in our expectations or circumstances, we may need to raise additional funds through public or private debt or sale of equity to fund our operations.
     In the first quarter of fiscal year 2010, we filed a registration statement on Form S-3 filed with the SEC covering the offer and sale, at our discretion, of up to $35 million in common and preferred stock, warrants, and units. This registration statement was declared effective by the SEC in July 2009. In September 2009, we completed a public offering of 8,998,750 common shares at an offering price of $2.10 per share, generating net proceeds of approximately $17.1 million after deducting underwriting commissions and estimated offering expenses. The proceeds from this offering were used to reduce a significant portion of our outstanding debt, including outstanding amounts under our Senior Credit Facility.
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
     Our leverage ratio and fixed charge coverage ratio were 1.26 and 1.9 for the quarter ended January 31, 2010. Our consolidated indebtedness did not exceed the total of 65% of the book value of our accounts receivable and 40% of the book value of our inventory. Our calculations of these financial ratios are reported in Exhibit No. 99.1 of this Quarterly Report on Form 10-Q. We were in compliance with all our financial covenants as of January 31, 2010, as amended. As of January 31, 2010, the balance outstanding under the Senior Credit Facility amounted to $2.2 million which is reflected under Notes Payable in the Condensed Consolidated Financial Statements.
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
     Interest on the Line of Credit is based on the bank’s prime rate or LIBOR rate plus a percentage spread between 3.25% and 4.5% depending on whether we use the bank’s prime rate or LIBOR rate and based on our current leverage ratio. We also pay an annual letter of credit fee equal to 3.5% of the amount available to be drawn under each outstanding stand-by letter of credit. The annual letter of credit fee is payable quarterly in arrears and varies depending on our leverage ratio.
     As of January 31, 2010, we had $34.5 million available under our Line of Credit, net of $3.4 million in outstanding letters of credit which is subject to the limitations under our existing covenants. As of January 31, 2010, based on our maximum allowable leverage ratio, the incremental amount we could have borrowed under our Lines of Credit would have been approximately $10.0 million.
     As of April 30, 2009, we had $2.2 million in borrowings outstanding under our unsecured Taiwan credit facilities, bearing interest at rate of 2.8% per annum. The outstanding balances under our unsecured Taiwan facilities were paid off in fiscal year 2010. The total unsecured commitment for the Taiwan credit facilities totaled $2.8 million at January 31, 2010, bearing interest at 2.5% per annum.
     As of April 30, 2009, we had an outstanding seven-year long-term variable rate loan of $1.9 million, expiring in 2011, bearing interest at an annual rate of 3.67%. The loan was collateralized by our building in Taiwan. The outstanding balance on this loan was fully paid off in fiscal year 2010 with no prepayment penalty charges.
Other Sources of Cash
     In September 2009, we consummated the sale of our building in Hsinchu, Taiwan for $4.7 million and simultaneously entered into an asset lease agreement for an insignificant portion of the building which was treated as an operating lease. This sale concluded our efforts to consolidate our manufacturing activities. We generated net cash proceeds of approximately $600,000 from the sale of the building, after paying off closing costs, the outstanding balances on the two unsecured credit facilities in Taiwan, and the outstanding mortgage, which aggregated to $4.1 million as of April 30, 2009.
Uses of Cash
Capital Expenditures
     Our capital spending plans currently provide for outlays ranging from approximately $4 million to $6 million over the next twelve months, primarily related to the completion of Enterprise Resource Planning system as well as patent and trademark maintenance. It is expected that funds necessary for these expenditures will be generated internally or from available financing. To the extent that funds cannot be generated through operations or we are unable to obtain financing on reasonable terms, we will reduce our capital expenditures accordingly. Our capital spending for the respective nine months ended January 31, 2010 and 2009 amounted to $8.9 million and $6.9 million.
Repayment of Debt, Capital Leases and Notes Payable
     Our total repayments of debt, capital leases, notes payable, and debt issuance costs were $29.5 million and $1.1 million for the respective nine months ended January 31, 2010 and 2009.

Off-Balance Sheet Arrangements
     We did not have any special purpose entities or off-balance sheet financing arrangements as of January 31, 2010.
Contractual Obligations
     During the nine months ended January 31, 2010, there were no material changes outside the ordinary course of business in our contractual obligations and minimum commercial commitments as reported in our Annual Report on Form 10-K for the year ended April 30, 2009.
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
     There have been no material changes in our market risk during the nine months ended January 31, 2010. For additional information, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations as presented in our Annual Report on Form 10-K for the year ended April 30, 2009.

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
(b) Changes in Internal Controls
     In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in our internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
     At any time, the Company may be named as a defendant in legal proceedings. Please refer to Note 8 — Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements for a discussion of the Company’s legal proceedings.

Item 1A.	Risk Factors
     Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the “Risk Factors” sections of our Annual Report on Form 10-K for the fiscal year ended April 30, 2009, filed by us with the Securities and Exchange Commission on June 26, 2009, and our Quarterly Report on Form 10-Q for the quarter ended October 31, 2009 (the “Form 10-Q”), filed by us with the Securities and Exchange Commission on December 3, 2009.
Items 2, 3, 4 and 5 are None and have been omitted.

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Debt Covenant Compliance as of January 31, 2010

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOW INTERNATIONAL CORPORATION
Date: March 9, 2010	/s/ Charles M. Brown
Charles M. Brown
President and Chief Executive Officer (Principal Executive Officer)

Date: March 9, 2010	/s/ Allen M. Hsieh
Allen M. Hsieh
Vice President and Chief Financial Officer (Principal Financial Officer)