Form 10-K
period 2010-04-30
FLOW INTERNATIONAL CORP
filed 2010-07-02
CIK 713002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 01-34443

FLOW INTERNATIONAL CORPORATION

Washington	91-1104842
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23500 — 64th Avenue South
Kent, Washington 98032
(253) 850-3500

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $.01 Par Value
Common Share Purchase Rights

Name of each exchange on which registered:
The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:
None

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $109,406,057 as of October 31, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, based on a closing price of $2.41 per share as quoted by the NASDAQ Stock Market as of such date. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had 46,991,027 shares of Common Stock, $0.01 par value per share, outstanding as of June 22, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended April 30, 2010 (the “2010 Proxy Statement”). Portions of such proxy statement are incorporated by reference into Part II and III of this Form 10-K. With the exception of such portions of the 2010 Proxy Statement expressly incorporated by into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Annual Report on Form 10-K.

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

We make forward-looking statements of our expectations which include but are not limited to:

•	statements regarding the successful execution of our strategic initiatives, including introduction of new products and realignment of our existing product line;

•	statements regarding our ability to respond to a decline in the near-term demand for our products by cutting costs;

•	statements regarding our belief that the diversity of our markets will enable us to absorb the economic downturn with less impact than conventional machine tool manufacturers;

•	statements regarding our ability to solidify our position as we exit the recession by introducing new products, repositioning our products, expanding our indirect sales channel of distribution, realigning our manufacturing footprint and ensuring that we have the appropriate capital structure to facilitate growth and investments;

•	statements regarding our expectation that expanding our indirect sales channel will help us capture a leading market share globally;

•	statements regarding the realization of backlog in the Advanced segment;

•	statements regarding the use of cash, cash needs and ability to raise capital and/or use our Senior Credit Facility;

•	statements regarding our belief that our existing cash and cash equivalents, along with the expected proceeds from our operations and available amounts under our Senior Credit Facility, will provide adequate liquidity to fund our operations through at least the next twelve months;

•	statements regarding our ability to meet our debt covenants in future periods;

•	statements regarding our technological leadership position;

•	statements regarding our ability to effectively manage our sales force and indirect sales channel;

•	statements regarding anticipated results of potential or actual litigation;

•	statements regarding the realizability of our deferred tax assets and our expectation that our unrecognized tax benefits will not change significantly within the next twelve months.

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

Business Overview

Flow International Corporation and its subsidiaries (hereinafter collectively referred to as “the Company”, “we”, or “our” unless the context requires otherwise) is a technology-based global company providing customer-driven waterjet cutting, surface preparation and cleaning solutions. Our ultrahigh-pressure water pumps generate pressures from 40,000 to over 94,000 pounds per square inch (psi) and power waterjet systems that are used to cut and clean materials. Waterjet cutting is a fast-growing alternative to traditional methods, which utilize lasers, saws, knives, shears, plasma, routers, drills, soda blasting and abrasive blasting techniques, and has uses in many applications from food and paper products to steel and carbon fiber composites.

This portion of our Form 10-K provides detailed information about who we are and what we do. Unless otherwise specified, current information reported in this Form 10-K is as of, or for the year ended April 30, 2010.

Our History

Flow International Corporation was incorporated in Delaware in 1983 as Flow Systems, Inc. and was reincorporated in Washington in October 1998. Our innovations and accomplishments through the years include:

Prior to the 1990s, we:

•	invented the abrasive waterjet; and

•	led the waterjet industry in the use of pure waterjet cutting for disposable diapers and tissue paper.

In the 1990s, we;

•	developed the first 55,000 psi direct drive pumps;

•	developed the first 60,000 psi intensifier and the first 87,000 psi intensifier;

•	introduced WindowsR-based intelligent waterjet control software — FlowMastertm — to the industry for abrasive waterjet flat stock cutting machine tools;

•	developed the first fully integrated cutting machine tool with all functions and diagnostic sensors centralized at the operator control station;

•	invented the UltraPierce accessory for the piercing of composites, stone, glass, ceramics without delaminating or breakage of material during the drilling process; and

•	developed the first multi-process 3-dimensional cutting large envelope machines for trimming and drilling of composite aerospace wings and structures using abrasive waterjet, routers, and inspection

In the 2000s, we:

•	invented Dynamic Waterjet® with Active Tolerance Control to produce parts two to four times faster and with tolerances down to one to three thousandths of an inch;

•	invented the first collision and height sensor, the Dynamic Contour Follower, for Dynamic Waterjet® applications;

•	developed the first 94,000 psi rated intensifier pump for commercial cutting applications;

•	developed the first extremely high speed pure waterjet machine, the Sonic, for gasket and foam production; and

•	introduced Dynamic Waterjet XD, a 3-dimentional waterjet cutting technology that uses SmartStreamtm.

Our Business Strategy

We are a technology-based global company whose objective is to deliver profitable dynamic growth by providing technologically advanced waterjet cutting, surface preparation and cleaning solutions to our customers. Our machines require significant capital outlay across all market segments.

The deterioration in global economic conditions, that started in fiscal 2009, and the instability in the stock market and tightening of credit markets caused a reduction in capital spending which negatively impacted our business. In fiscal year 2010, our primary focus was on managing our cash flow and maintaining sufficient liquidity as result of the economic conditions. In fiscal 2011, we intend to continue focusing on generating positive cash flow, performing better than the market in each of our business segments, and, as our revenues grow, taking advantage of our market position and ability to scale. In the longer term, our strategy is to continue to introduce the highest quality products with the most innovative technology at a rate faster than our competitors; to distribute products through a model that benefits our shareholders — leveraging our direct sales force and continuing to pursue additional channels and partners for distribution; to provide world-class service to our customers; to develop and maintain low-cost manufacturing processes and continually improve productivity and efficiency; and to attract and retain skilled and knowledgeable people. These factors will promote our ability to grow from expansion of our existing businesses.

Our ability to fully implement our strategies and achieve our objective may be influenced by a variety of factors, many of which are beyond our control. Refer to discussion of some of these factors under Item 1A: Risk Factors.

Products and Services

Our mission is to provide the highest value customer-driven waterjet cutting, surface preparation and cleaning solutions. We strive to improve our customers’ profitability through the development of innovative products and services that expand our customers’ markets and increase their productivity. We launched a new Mach Series of waterjet cutting equipment which feature the next generation of waterjet technology in fiscal year 2010. Our new Mach Series consists of three distinct product lines: the Mach 4, Mach 3, and Mach 2, all of which offer complete systems solutions to address a full array of customer needs while delivering the widest range of capabilities, technologies and price in the industry.

The primary components of our product line include versatile waterjet cutting, surface preparation and industrial cleaning systems which provide total system solutions for various industries including aerospace, metalworking, stone and tile, job shop, automotive, industrial surface preparation and cleaning.

Our ultrahigh-pressure technology has two broad applications: cutting and surface preparation and cleaning.

Waterjet Cutting.  The primary application of our ultrahigh-pressure water pumps is cutting. In cutting applications, an ultrahigh-pressure pump pressurizes water from 40,000 to 94,000 rated psi, and forces it through a small orifice, generating a stream of water traveling at supersonic speeds. In order to cut metallic and other hard materials, an abrasive substance, usually garnet, is added to the waterjet stream creating an abrasive jet. Our cutting systems typically include a robotic manipulator that moves the cutting head, either 2-dimensionally or 3-dimensionally. Our systems may also combine waterjet with other applications such as material handling, conventional machining, routing inspection, assembly, and other automated processes. Our waterjet cutting systems cut virtually any shape in a single step with edge quality that usually requires no secondary finishing and are the most productive solutions for cutting a wide range of materials from 1/16 inch to over 24 inches thick. We offer two different pump technologies: ultrahigh-pressure intensifier and direct drive pumps, ensuring our customers get the pump that is right for them and their unique application. Our intensifier pumps can deliver water continuously at up to 94,000 psi, and our direct drive pumps up to 55,000 psi.

Waterjet cutting is recognized as a more flexible, cost effective and accurate alternative to traditional cutting methods such as lasers, wire electronic data machines, saws or plasma. It offers greater versatility in the types of products it can cut, and, because it cuts without creating appreciable heat or mechanical stress and often reduces or eliminates the need for secondary processing operations and special fixturing. Waterjet cutting has applications in many industries, including aerospace, defense, automotive, semiconductors, disposable products, food, glass, job shop, sign, metal cutting, marble, tile and other stone cutting, and paper slitting and trimming.

Surface Preparation and Industrial Cleaning Products.  Our ultrahigh-pressure surface preparation and industrial cleaning systems are used in waterjet cleaning for fast coating removal. These systems use direct drive pumps to create pressures in the range of 40,000 to 55,000 psi. Because only pure water is used to remove coatings, waterjetting costs less than grit blasting by eliminating the need for collection, containment, and disposal of abrasive. Removing coatings with water instead of grit allows other work to be done at the same time as the waterjet operation and reduces containment and cleanup issues. Steel, mechanical and electrical work, or painting, can be performed concurrently with waterjet industrial cleaning, which means projects are completed in less time and there are fewer environmental concerns than with traditional methods such as sandblasting.

Parts and Services.  We also offer consumable parts and services. Consumables represent parts used by the pump and cutting head during operation, such as seals and orifices. Many of the consumable parts are proprietary in nature and are patent protected. We also sell various tools and accessories which incorporate ultrahigh-pressure technology.

Marketing and Customers

Our marketing emphasizes a consultative application-oriented sales approach and is centered on increased awareness of the capabilities of our technology as we believe that waterjet technology is still in the early adoption phase of its product life cycle. These efforts include presence at tradeshows, advertising in print media and other product placements and demonstration/educational events as well as an increase in domestic and international sales representation, including distributors. To enhance sales efforts, our marketing staff and sales force gather detailed information on applications and requirements in targeted market segments. We also utilize telemarketing and the Internet to generate sales leads in addition to lead generation through tradeshows and print media. This information is used to develop standardized and customized solutions using ultrahigh-pressure and robotics technologies.

We offer our consumable parts through the Internet at our www.flowparts.com website in the U.S. and www.floweuropeparts.com in Europe. We strive to ensure that we are able to ship a large number of parts within 24 hours to our customers.

We have established strong relationships with a diverse set of customers. Our largest customer in the Advanced segment (refer to our discussion on our Business Segments below) — Airbus - accounted for approximately 11% of consolidated sales in fiscal year 2010. No single customer or group of customers under common control accounted for 10% or more of our total consolidated sales for the respective years ending April 30, 2009 and 2008.

We believe that the productivity-enhancing nature of our ultrahigh-pressure technology will enable us to grow our market share in the machine cutting tool market as we exit the recession. Further, we believe that the diversity of our markets, along with the relatively early adoption phase of our technology, and the displacement of more traditional methods for machining, fabricating and surface preparation, will enable us to continue weathering the economic downturn better than conventional machine tool manufacturers.

Competition in Our Markets

Our major markets — both domestic and foreign — are highly competitive, with our products competing against other waterjet competitors as well as technologies such as lasers, saws, plasma, shears, routers, drills, and abrasive blasting techniques. Most of our waterjet competitors provide only portions of a waterjet system such as pumps or control systems. Other competitors integrate components from a variety of suppliers to provide a complete solution. With the launch of our latest Mach Series technology releases, we now have waterjet systems that match our diverse customers’ applications and budgets. Under the Flow brand, we compete in the high-end and mid-tier segments of the waterjet cutting market through product quality and superior service reliability, value, service and technology. Through our Mach 2 series, we compete in the lower priced segments of the market. Approximately 80 firms, other than Flow, have developed tools for cleaning and cutting based on waterjet technology. We believe we are the leader in the global waterjet cutting systems market.

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

We estimate that the waterjet cutting solutions market opportunity exceeds $1 billion in annual revenue potential or more than twice the current level. The total market potential continues to grow as new applications are developed. The rapidly increasing global market for waterjet solutions, while providing high growth opportunities, is also attracting new market entrants which will increase competition.

In addition to pumps and systems, we sell consumable parts and services. We believe our on-time delivery and technical service combine for the best all-around value for our customers but, we face competition from numerous other companies who sell non-proprietary replacement parts for our machines. While they generally offer a lower price, we believe the quality of our parts, coupled with our service, makes us the value leader in consumable parts.

Business Segments

We report our operating results to our Chief Executive Officer, who is the chief operating decision maker, based on market segments which is consistent with management’s long-term growth strategy. Our reportable segments are Standard and Advanced. The Standard segment includes sales and cost of sales related to our cutting, surface preparation and cleaning systems using ultrahigh-pressure water pumps as well as parts and services to sustain these installed systems. Systems included in this segment do not require significant custom configuration. The Advanced segment includes sales and cost of sales related to our complex Advanced segment systems which require specific custom configuration and advanced features, including robotics, to match unique customer applications as well as parts and services to sustain these installed systems.

Financial information about our segments is included in Note 17 — Business Segments and Geographic Information of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data.

Sales Outside the United States

In fiscal year 2010, 59% — or $102.7 million — of our total consolidated sales were to customers outside the United States, this included:

•	$33.1 million of exports from the United States;

•	$31.5 million of sales from Europe; and

•	$38.1 million of sales from our other foreign locations

Raw Materials

We depend on the availability of raw materials, parts and subassemblies from our suppliers and subcontractors. Principal materials used to make waterjet products are metals, and plastics, typically in sheets, bar stock, castings, forgings and tubing. We also purchase many electrical and electronic components, fabricated metal parts, high-pressure fluid hoses, ball screws, seals and other items integral to our products. Suppliers are competitively selected based on quality, delivery and cost. Our suppliers’ ability to provide timely and quality raw materials, components, kits and subassemblies affects our production schedules and contract profitability. We maintain an extensive qualification and performance surveillance system to control risks associated with this reliance on the supply chain. Some of our business units purchase these items from sole or limited source suppliers

Our strategic sourcing and new product development initiatives seek to find ways of mitigating the inflationary pressures of the marketplace including renegotiating with our suppliers and customers to avoid a significant impact to our margins and product enhancements and to leverage quality and cost benefit. Macro-economic pressures may increase our operating costs with consequential risk to our cash flow and profitability. We currently do not employ forward contracts or other financial instruments to hedge commodity price risk, although we continuously explore supply chain risk mitigation strategies.

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

Product Development

We strive to improve our competitive position in all of our segments by continuously investing in research and development to drive innovation in our products and manufacturing technologies. Our research and development investments support the introduction of new products and enhancements to existing products. During the year ended April 30, 2010, we expensed $8.1 million related to product research and development as compared to $8.6 million in fiscal year 2009 and $8.3 million in fiscal year 2008. Research and development expenses as a percentage of revenue were between 3% and 5% during each of the respective years ended April 30, 2010, 2009, and 2008. In light of the economic downturn, we have undertaken significant efforts to reduce our fixed and variable expenses to adjust our total cost structure to current market conditions. However, reductions in research and development expenses in fiscal year 2010 were minimal, reflecting our ongoing commitment to being the worldwide leader in waterjet technology.

Backlog

Our backlog increased 3.5% from $45.7 million at April 30, 2009 to $47.3 million at April 30, 2010. The backlog at April 30, 2010 and 2009 represented 27% and 22% of our trailing twelve months sales as of April 30, 2010 and 2009, respectively.

Backlog includes firm orders for which written authorizations have been accepted and revenue has not yet been recognized. Generally, our products, exclusive of our Advanced segment systems, can be shipped within a four to 16 week period. Advanced segment systems typically have lead times of six to 18 months. The unit sales price for most of our products and services is relatively high (typically ranging from tens of thousands to millions of dollars) and individual orders can involve the delivery of several hundred thousand dollars of products or services at one time. Due to possible customer changes in delivery schedules and cancellation of orders, our backlog at any particular date is not indicative of actual sales for any succeeding period. Delays in delivery schedules and/or a reduction of backlog during any particular period could have a material adverse effect on our business and results of operations.

Working Capital Practices

There are no special or unusual practices relating to our working capital items. We generally require advance payments as deposits on customized equipment and standard systems and require progress payments for customized equipment during the manufacturing of these products or prior to product shipment.

Employees

We had 594 full time employees as of April 30, 2010 compared to 649 and 759 for the respective years ended April 30, 2009 and 2008, with 65% located in the United States and 36% located in other foreign locations. Our success depends in part on our ability to attract and retain employees.

Available Information

We are subject to the reporting requirements of the Exchange Act and its rules and regulations. The Exchange Act requires us to file reports, proxy statements and other information with the U.S. Securities and Exchange Commission (“SEC”). Copies of these reports, proxy statements and other information can be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 and can also be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a Web site that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC’s Web site at www.sec.gov.

We make available, free of charge on our Web site, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file these documents with, or furnish them to, the SEC. These documents are posted on our Web site at www.flowcorp.com — select the “Investor Relations” link and then the “Reports” link.

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

Failure to effectively manage our indirect sales channel could adversely affect our results of operations and financial condition.

In order to expand sales and capture a leading market share globally, we have recently focused on establishing an indirect sales channel, through distributors and sales agents, to augment our existing direct sales force. Our success in integrating this indirect sales channel into our business will be impacted by our ability to train and manage new and existing relationships with distributors and sales agents. If we are not able to effectively train and manage our indirect sales channel, we may not be able to achieve our operating results and this could have a negative effect on our operating results and financial condition.

Foreign currency exchange rates and commodity prices may adversely affect our results of operations and financial condition.

We have substantial assets, liabilities, revenues and expenses denominated in currencies other than the U.S. dollar, and to prepare our consolidated financial statements, we must translate these items into U.S. dollars at the applicable exchange rates. We are therefore exposed to movements in foreign exchange rates against the U.S. Dollar. Of these, the most significant is currently the Euro. A portion of our sales to our customers and operating costs in Europe are denominated in Euro creating an exposure to foreign currency exchange rates. Additionally, certain of our foreign subsidiaries make sales denominated in U.S. Dollars which expose them to foreign currency transaction gains and losses.

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

Disasters and business interruptions such as earthquakes, flooding, fire, and electrical failure affecting our operating activities and major facilities could materially and adversely affect our operations, our operating results and financial condition. In particular, our facility in Kent, Washington, which is our headquarters and the primary manufacturing facility for our ultra-high pressure pumps, is in close proximity to the Green River which currently has an increased risk of flooding over the next 3 to 5 years because of the structural integrity of a dam on the river. If such flooding occurs, it could be extremely disruptive to our business and could materially and adversely affect our operations, operating results and financial condition. We have developed a disaster recovery plan to mitigate the negative results of such an occurrence, however, the implementation and execution of such plans may not be adequate.

The recent economic recession and its impact on the credit markets could adversely affect our results of operations and access to capital.

The economic recession and the impact that it has had on the financial and credit markets has resulted in a period of turmoil that has included the failure or sale of various financial institutions and an unprecedented level of intervention from the United States government. While it is difficult to predict the lingering effects of these events, they may impair our customers’ ability to borrow money or raise capital for their operations.

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

Our Line of Credit agreement requires us to comply with or maintain certain financial tests and ratios and restrict our ability to:

•	draw down on our existing line of credit or incur more debt;

•	make certain investments and payments;

•	fund additional letters of credit;

•	pay cash dividends; and

•	transfer or sell assets.

Our ability to comply with these covenants is subject to various risks and uncertainties. In addition, events beyond our control could affect our ability to comply with and maintain the financial tests and ratios required by this indebtedness. Any failure by us to comply with and maintain all applicable financial tests and ratios and to comply with all applicable covenants could result in an event of default with respect to a substantial portion of our debt which would result in the acceleration of the maturity and/or the termination of our credit facility. Even if we are able to comply with all applicable covenants, the restrictions on our ability to operate our business in our sole discretion could harm our business.

We may need to raise additional funds to finance our future capital and/or operating needs.

In September 2009, we completed an underwritten public offering of 8,998,750 common shares at an offering price of $2.10 per share, generating net proceeds of approximately $17.2 million after deducting underwriting commissions and estimated offering expenses. We may need to raise additional funds through public or private debt or sale of equity to achieve our current business strategy in future periods. The financing we need may not be available when needed. Even if this financing is available, it may be on terms that we deem unfavorable or are materially adverse to our shareholders’ interests, and may involve substantial dilution to our shareholders. Our inability to obtain financing will inhibit our ability to implement our development strategy, and as a result, could require us to diminish or suspend our development strategy and possibly cease certain of our operations. If we require additional funds and are unable to obtain additional financing on reasonable terms, we could be forced to delay, scale back or eliminate certain product development programs and/or our capital projects. In addition, such inability to obtain additional financing on reasonable terms could have a negative effect on our business, operating results, or financial condition to such extent that we are forced to restructure, sell assets or cease operations, any of which could put our shareholders’ investment dollars at significant risk.

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

We are subject to income taxes in the U.S. and in various foreign jurisdictions. Domestic and international tax liabilities are subject to the allocation of income among various tax jurisdictions. Our effective tax rate can be affected by changes in the mix of earnings in countries with differing statutory tax rates, accruals related to unrecognized tax benefits, the results of audits and examinations of previously filed tax returns and changes in tax laws. Any of these factors may adversely affect our tax rate and decrease our profitability. The amount of income taxes we pay is subject to ongoing audits by U.S. federal, state and local tax authorities and by non-U.S. tax authorities. If these audits result in assessments different from our unrecognized tax benefits, our future results may include unfavorable adjustments to our tax liabilities.

Unexpected losses in future reporting periods may require the Company to adjust the valuation allowance against its deferred tax assets.

We evaluate our deferred tax assets for realizability based on all available evidence. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws or variances between the future projected operating performance and our actual results. We are required to establish a valuation allowance for deferred tax assets if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the more-likely-than-not criterion, we evaluate all positive and negative available evidence as of the end of each reporting period. Future adjustments, either increases or decreases, to the deferred tax asset valuation allowance will be determined based upon changes in the expected realization of the net deferred tax assets. The realization of the deferred tax assets ultimately depends on the existence of sufficient taxable income in either the carry back or carry forward periods under the tax law. Due to significant estimates utilized in establishing the valuation allowance and the potential for changes in facts and circumstances, it is reasonably possible that we may be required to record adjustments to the valuation allowance in future reporting periods. Such a charge could have a material adverse effect on our results of operations and financial condition. As of April 30, 2010, we had approximately $24 million of net deferred tax assets.

International economic, political, legal and business factors could negatively affect our results of operations, cash flows and financial condition.

In fiscal year 2010, approximately 59% of our sales were derived outside the U.S. Since our growth strategy depends in part on our ability to further penetrate markets outside the U.S., we expect to continue to increase our sales outside the U.S., particularly in emerging markets. In addition, some of our sales distribution offices and many of our suppliers are located outside the U.S. Our international business is subject to risks that are customarily encountered in non-U.S. operations, including:

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

In order to maintain our leadership position in the market and efficiently process increased business volume, we are making a significant multi-year upgrade to our computer hardware, software and our Enterprise Resource Planning (“ERP”) system. Should we be unable to continue to fund the completion of this upgrade in all our locations, or should the ERP system upgrade be unsuccessful or take longer to implement than anticipated, our ability to grow the business and our financial results could be adversely impacted.

We may incur net losses in the future, and we may not be able to regain or sustain profitability on a quarterly or annual basis.

We incurred net losses during fiscal year 2010. We may continue to incur net losses in the future including losses from our operations, the impairment of long-lived assets and restructuring charges. There can be no assurance that we will be able to conduct our business profitably in the future.

Our stock price has been and is likely to continue to be highly volatile.

The trading price of our common stock has been highly volatile. On June 22, 2010, the closing price of our common stock was $2.48. Our stock price could decline or be subject to wide fluctuations in response to factors such as the risks discussed in this section and the following:

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

In addition, there has been significant volatility in the market price and trading volume of our securities that is sometimes unrelated to our operating performance. Some companies that have had volatile market prices for their securities have been the target of a hostile takeover or subject to involvement by activist shareholders. If litigation of this type is brought against us it, it could result in substantial costs and would divert management’s attention and resources.

If we are unable to hire, retain and motivate highly qualified employees, including our key employees, we may not be able to successfully manage our business.

Our success depends on our ability to identify, attract, hire, retain and motivate highly skilled technical, managerial, sales and marketing, and corporate personnel. If we fail to successfully hire and retain a sufficient number of highly qualified employees, we may have difficulties in supporting our customers or expanding our business. Realignments of resources, reductions in workforce, temporary reductions of wages and suspension of certain benefits in response to the economic downturn, and/or other operational decisions have created and could continue to create an unstable work environment that may have a negative effect on our ability to hire, retain and motivate employees.

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

During fiscal year 2009, we were notified by the purchaser of our Avure Business (“Purchaser”), which we reported as a discontinued operation for the year ended April 30, 2006, that the Swedish tax authority was conducting an audit which includes periods during the time that we owned the subsidiary. Pursuant to our agreement with the Purchaser, we had made commitments to indemnify various liabilities and claims, including any tax matters when we owned the business. The Swedish tax authority concluded its audit and issued a final report in November 2009 asserting that Avure owes 19.5 million Swedish Krona in additional taxes, penalties and fines. In April 2010, we filed an appeal to contest the findings by the Swedish Tax Authority. While we intend to continue contesting the findings, the ultimate outcome of this matter is uncertain and an unfavorable outcome ranging from $0 to the assessed $1.2 million is reasonably possible. An equivalent of $1.2 million was accrued during the current fiscal year related to the periods during which we owned Avure.

Risks Related to the Industries in Which We Operate

Intense competition in our markets could prevent us from increasing distribution of our products in those markets or cause us to lose market share.

We face competition in a number of our served markets as a result of the entry of new competitors and alternative technologies such as lasers, saws, plasma, shears, routers, drills and abrasive blasting techniques. Some of our competitors or potential competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, more developed infrastructures or more established relationships in the industry than we have. Our competitors may be able to adopt more aggressive pricing policies, develop and expand their product offerings more rapidly, take advantage of acquisitions and other opportunities more readily, achieve greater economies of scale, and devote greater resources to the marketing and sale of their products than they do. Our failure to compete effectively may reduce our revenues, profitability and cash flow, and pricing pressures may adversely impact our profitability.

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

There are no unresolved comments that were received from the SEC staff relating to our periodic or current reports under the Securities Exchange Act of 1934 as of April 30, 2010.

Item 2.	Properties

We occupied approximately 362 thousand square feet of floor space on April 30, 2010 for manufacturing, warehousing, engineering, sales offices, and administration, of which approximately 58% was located in the United States.

The following table provides a summary of the floor space by segment:

	Owned	Leased
	(In square feet)

Standard	15,800	283,500
Advanced	40,200	22,200

Total	56,000	305,700

We have operations at the following locations:

•	Standard — Kent, Washington, which is our headquarters and the primary ultrahigh-pressure pump manufacturing facility; Jeffersonville, Indiana, a manufacturing facility for some components of our Standard systems; Yokohama and Nagoya, Japan; Shanghai, Guangzhou and Beijing, China; Hsinchu, Taiwan; Bretten, Germany; Birmingham, England; Milan, Italy; Madrid, Spain; Lyon, France; Brno, Czech Republic; Sao Paulo, Brazil; and Buenos Aires; Argentina;

•	Advanced — Jeffersonville, Indiana, the primary manufacturing facility for our Advanced systems.

We believe that our principal properties are adequate for our present needs and, supplemented by planned improvements, expect them to remain adequate for the foreseeable future.

Item 3.	Legal Proceedings

Refer to Note 13 — Commitments and Contingencies of the Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data for a summary of legal proceedings.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our stock is traded on the NASDAQ Stock Market under the symbol “FLOW”. The range of high and low sales prices for our common stock for the last two fiscal years is set forth in the following table.

	Fiscal Year 2010		Fiscal Year 2009
	Low	High	Low	High

First Quarter	$1.70	$2.87	$5.05	$11.40
Second Quarter	1.96	2.91	2.86	10.19
Third Quarter	2.32	4.08	1.21	4.10
Fourth Quarter	2.74	4.00	1.05	1.98

Holders of the Company’s Common Stock

As of June 22, 2010, there were approximately 1,004 holders of record of our common stock.

Dividends

We have not paid dividends to common shareholders in the past. Our Board of Directors intends to retain future earnings, if any, to finance development and expansion of our business and reduce debt and does not expect to declare dividends to common shareholders in the near future. Our ability to pay cash dividends is restricted under our senior Credit Facility Agreement. Refer to Note 11 — Long-Term Obligations and Notes Payable to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, for further discussion on this credit facility.

Issuer Purchases of Equity Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about the Company’s equity compensation plans as of April 30, 2010 is as follows:

	Number of Securities	Weighted Average
	to be Issued Upon	Exercise Price of	Number of Securities
	Exercise of	Outstanding	Remaining Available
	Outstanding Options	Options	for Future Issuance

Equity Compensation Plans approved by security holders	628,082	$10.48	4,173,211
Equity Compensation Plans not approved by security holders	—	—	—

Total	628,082	$10.48	4,173,211

For more detailed information regarding the Company’s equity compensation plans, refer to Note 15 — Stock-based Compensation to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data.

Comparison of Five-Year Cumulative Total Shareholder Return*

The graph below compares the cumulative 5-year total return of holders of our common stock with the cumulative total returns of the S&P Smallcap 600 index, the NASDAQ Composite index, and the Dow Jones US Industrial Machinery index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Flow International Corporation, The S&P Smallcap 600 Index.
The NASDAQ Composite Index And The Dow Jones US Industrial Machinery Index

	4/05	4/06	4/07	4/08	4/09	4/10
Flow International Corporation	100.00	228.38	196.62	169.43	30.74	53.38
S&P Smallcap 600	100.00	131.39	141.45	128.65	89.99	132.99
NASDAQ Composite	100.00	121.25	134.58	127.40	89.92	129.99
Dow Jones US Industrial Machinery	100.00	84.87	88.46	100.13	59.62	97.30

*	The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Performance Graph Assumptions

•	Assumes a $100.00 investment in our common stock and in each index in April 30, 2005 and tracks it through to April 30, 2010.

•	Total return assumes all dividends are reinvested.

•	Measurement dates are the last trading day of the fiscal year shown.

Recent Sales of Unregistered Securities

None.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements, the related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in this Annual Report on Form 10-K.

	Year Ended April 30,
	2010	2009	2008	2007(1)	2006(1)
	(In thousands, except per share amounts)

Statement of Operations Data:
Sales	$173,749	$210,103	$244,259	$213,435	$202,658
Income (Loss) From Continuing Operations	(7,389)	(23,086)	21,911	4,022	7,047
Net Income (Loss)	(8,484)	(23,819)	22,354	3,755	6,677
Basic Income (Loss) Per Share From Continuing Operations	(0.17)	(0.61)	0.59	0.11	0.20
Basic Net Income (Loss) Per Share	(0.19)	(0.63)	0.60	0.10	0.19
Diluted Income (Loss) Per Share From Continuing Operations	(0.17)	(0.61)	0.58	0.11	0.19
Diluted Net Income (Loss) Per Share	(0.19)	(0.63)	0.59	0.10	0.18

	April 30,
	2010	2009	2008	2007	2006
	(In thousands)

Balance Sheet Data:
Working Capital	$31,913	$27,923	$56,126	$43,108	$41,857
Total Assets	131,209	144,960	151,155	123,172	119,301
Short-Term Obligations	411	16,593	2,095	7,188	3,247
Long-Term Obligations, net(2)	7,972	1,937	2,333	2,779	3,774
Shareholders’ Equity	75,624	62,711	86,064	61,224	56,557

(1)	Our consolidated statements of operations for fiscal years 2007 and 2006 have been recast to reflect the results of operations of our CIS Technical Solutions division as discontinued operations.

(2)	Fiscal year 2010 long-term obligations includes $8.0 million related to subordinated notes issued to OMAX pursuant to the terms of the amended Merger Agreement and the Settlement and Cross Licensing Agreement which is discussed in Note 18 — Provision for Patent Litigation and Termination of OMAX Merger Agreement to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this discussion and analysis, we discuss and explain our financial condition and results of operations, including:

•	Factors which might affect our business;

•	Our earnings and costs in the periods presented;

•	Changes in earnings and costs between periods;

•	Impact of these factors on our overall financial condition;

•	Expected future expenditures for capital projects; and

•	Expected sources of cash for future operations and capital expenditures.

As you read this discussion and analysis, refer to our Consolidated Statements of Operations included in Item 8 — Financial Statements and Supplementary Data, which presents the results of our operations for the respective years ended April 30, 2010, 2009 and 2008. We analyze and explain the differences between the periods in the specific line items of our Consolidated Statements of Operations. This discussion and analysis has been organized as follows:

•	Executive Summary, including overview, and business strategy;

•	Significant events that are important to understanding the results of our operations and financial condition;

•	Results of operations beginning with an overview of our results, followed by a detailed review of those results by reporting segment;

•	Financial condition addressing liquidity position, sources and uses of cash, capital resources and requirements, commitments, and off-balance sheet arrangements; and

•	Critical accounting policies which require management’s most difficult, subjective or complex judgment.

Certain other statements in Management’s Discussion and Analysis are forward-looking as defined in the Private Securities Litigation Reform Act of 1995. Our ability to fully implement our strategies and achieve our objective may be influenced by a variety of factors, many of which are beyond our control. These risks and uncertainties pertaining to our business are set forth in Part  I, Item 1A — Risk Factors.

Executive Summary

Overview and Outlook

We are a technology-based global company whose objective is to deliver profitable dynamic growth by providing technologically advanced waterjet cutting, surface preparation and cleaning systems to our customers. To achieve this objective, we offer versatile waterjet cutting and industrial cleaning systems and we strive to expand market share in our current markets; continue to identify and penetrate new markets; capitalize on our customer relationships and business competencies; develop and market innovative products and applications; continue to improve operating margins by focusing on operational improvements; and pursue additional channels and partners for distribution.

In fiscal year 2010, we continued certain activities in order to operate effectively in a challenging economy while maintaining our strategic objective to solidify our leadership position in our industry and positioning ourselves to take advantage of market opportunities when we exit the recession by:

•	Repositioning our existing product offerings and introducing new products to address customer needs;

•	Expanding our indirect sales channel of distribution;

•	Focusing on cost reduction initiatives across the organization through the resizing and realignment of our manufacturing operations and organizational structure; and

•	Ensuring that we have the appropriate capital structure to facilitate growth and investments.

Actions in support of our strategic objective in fiscal year 2010 included the following:

Repositioning our Products, Investing in New Products, and Enhancing Global Customer Access through Indirect Sales Channel

•	Launched a new Mach Series of waterjet cutting equipment which feature the next generation of waterjet technology in fiscal year 2010. Our new Mach Series consists of three distinct product lines: the Mach 4, Mach 3, and Mach 2, all of which offer complete systems solutions to address a full array of customer needs while delivering the widest range of capabilities, technologies and price in the industry;

•	Introduced Dynamic Waterjet XD, a 3-dimentional waterjet cutting technology that uses SmartStreamtm technology; and

•	Added a full second channel of distribution by adding 41 distributors in 33 countries since the beginning of calendar year 2009. This indirect sales channel will augment our existing direct sales force and primarily focus on selling mid to lower priced products.

Cost Reduction Initiatives and Manufacturing Realignment

•	Reduced our fixed-cost structure compared to fiscal year 2009 by approximately $6 million through the elimination of 30 full-time positions globally and the culmination of the plan to consolidate our manufacturing operations to two factories by completing the shutdown of our Taiwan manufacturing plant;

•	Temporarily reduced wages for majority of our salaried employees and suspended certain employee benefits rather than instituting mass layoffs to ensure that we can effectively address growth in the future. While these temporary wage reductions and benefit suspensions helped us to weather the storm in a turbulent time, they did not fit into our long-term strategy of attracting and retaining skilled and knowledgeable people. We therefore began reinstating some of these wages and employee benefits, that had been temporarily suspended in the third quarter of fiscal year 2010, following the second sequential quarter of revenue growth since the recession began. We will continue to carefully monitor our sales volume and other economic indicators and review our ability to reinstate the remaining temporary cost reductions on a phased-in approach.

Appropriate Capital Structure and Use of Funds to Invest in the Business

•	Reduced our near-term and long-term debt obligations, including amounts outstanding under our Senior Credit Facility, through the sale of our manufacturing facility in Taiwan for $4.7 million following the consolidation of our manufacturing footprint and through a public offering of 8,998,750 common shares at an offering price of $2.10 per share, which included 1,173,750 shares issued as a result of the underwriter fully exercising its over-allotment option. This offering, which was completed in September 2009, generated net proceeds of approximately $17.2 million after deducting underwriting commissions and estimated offering expenses;

•	Amended our Senior Credit Facility in August 2009. This amendment revised the financial covenants that we are required to maintain, providing us with more financial flexibility to operate our business in a challenging economic environment;

•	Continued to invest in our new Enterprise Resource Planning system and information technology infrastructure which we believe will provide a means to improve business intelligence and the distribution of information across the organization; and

•	Leveraged lean manufacturing initiatives to increase our capacity utilization and productivity.

We will continue to focus strongly on working capital management and cash flow generation. In addition, while we will continue to invest in our business, it will be limited to a few specific strategic initiatives. These efforts may result in additional resources to provide flexibility in the event of a prolonged economic downturn. We anticipate that the initiatives taken above, in addition to the continued implementation of our long-term strategy, will enable us to emerge as a stronger and more viable company when we exit the recession.

Matters Affecting Comparability

The following events occurred in the respective years ended April 30, 2010, 2009 and 2008, which we believe impact the comparability of our results of operations:

Restructuring and Other Operating Charges

We implemented certain initiatives to improve our cost structure, better utilize overall capacity and improve general operating efficiencies. During the respective years ended April 30, 2010 and 2009, we recorded charges of $1.0 million and $3.1 million related to these restructuring activities.

Further in fiscal year 2009, under ASC 805, “Business Combinations”, we expensed $3.8 million of previously deferred direct transaction costs which had been capitalized as part of the contemplated acquisition cost of OMAX as it was deemed probable that the contemplated merger with OMAX would not close prior to the adoption of ASC 805 on May 1, 2009.

Provision for Patent Litigation and Termination of OMAX Merger Agreement.

In March 2009, we simultaneously entered into the following two agreements with OMAX:

(1) A Settlement and Cross License Agreement (the “Agreement”) where both parties agreed to dismiss the litigation pending between them and release all claims made up to the date of the execution of the Agreement. We agreed to pay $29 million to OMAX in relation to this agreement which was funded as follows:

•	A non-refundable cash payment of $8 million to OMAX in March 2009 as part of the execution of the Agreement;

•	A cash payment of $6 million in March 2009 paid directly to an existing escrow account with OMAX, increasing the escrow amount from $9 million to a total of $15 million as part of the execution of the Agreement; and

•	In the event the merger would have been consummated by August 15, 2009, the entire amount would have been applied towards the $75 million purchase price. However, in the event the merger would not have been consummated by August 15, 2009, the $15 million held in escrow was to be released to OMAX on August 16, 2009 and we were to issue a promissory note in the principal amount of $6 million to OMAX for the remaining balance on the $29 million settlement amount.

(2) An amendment to the existing Merger Agreement which provided for the following:

•	A non-refundable cash payment of $2 million to OMAX for the extension of the closing of the merger from March 31, 2009 to August 15, 2009 — with closing at our option; and

•	In the event the merger would have been consummated by August 15, 2009, the $2 million would be applied towards the $75 million purchase price. However, in the event the merger would not have been consummated by August 15, 2009, the $2 million was to be forfeited and we were to issue a promissory note in the principal amount of $4 million to OMAX.

We recorded a $29 million provision related to the settlement of this patent litigation, pursuant to the terms of the Settlement and Cross Licensing Agreement, in fiscal year 2009.

In fiscal year 2010, we terminated our option to acquire OMAX following a thorough investigation of financing alternatives to complete the merger and unsuccessful attempts to negotiate a lower purchase price with OMAX. Pursuant to the terms of the amended Merger Agreement and the Settlement and Cross Licensing Agreement, the $15 million held in escrow was released to OMAX. We recorded a $6 million charge pursuant to the provisions of the amended Merger Agreement in the first quarter of fiscal year 2010, net of a $2.8 million discount as the two subordinated notes issued to OMAX were at a stated interest rate of 2%, which is below our incremental borrowing rate. This discount is being amortized as interest expense through the maturity of the subordinated notes in August 2013.

Goodwill Impairment Charges

Our results in fiscal year 2009 included a non-cash goodwill impairment charge of $2.8 million, which represented the carrying value of all of our goodwill at the time of impairment. This charge was recognized due to a combination of factors, including the current economic environment which had resulted in a significant decline in the results of our operations and the sustained period of decline in our market capitalization.

Discontinued Operations

In fiscal year 2009, we were notified by the purchaser of our Avure Business (“Purchaser”), which was reported as a discontinued operation for the year ended April 30, 2006, that the Swedish Tax Authority was conducting an audit which included periods during the time that we owned the subsidiary. Pursuant to an agreement with the Purchaser, we had made commitments to indemnify various liabilities and claims, including any tax matters when it owned the business. The Swedish tax authority concluded its audit and issued a final report in November 2009 asserting that Avure owes 19.5 million Swedish Krona in additional taxes, penalties and fines. In April 2010, we filed an appeal to contest the findings by the Swedish Tax Authority. While we intend to continue contesting the findings, an equivalent of $1.2 million was accrued in fiscal year 2010 related to the periods during which we owned Avure. This amount was accounted for as an adjustment to the loss on the disposal of the Avure Business and is reported as a charge to discontinued operations in our Consolidated Statement of Operations.

In fiscal year 2009, we shut down our CIS division, which provided technical services to improve the productivity of automated assembly lines and would have been reported as part of our Advanced segment. Accordingly, we recast all periods presented to reflect this division’s results as discontinued operations.

Results of Operations

Consolidated

				2010 vs. 2009		2009 vs. 2008
	Year Ended April 30,			Increase (Decrease)		Increase (Decrease)
	2010	2009	2008	$	%	$	%
	(In thousands)

Sales	$173,749	$210,103	$244,259	$(36,354)	(17)%	$(34,156)	(14)%
Gross Margin	67,767	88,328	101,710	(20,561)	(23)%	(13,382)	(13)%
Selling, General and Administrative Expenses	70,545	79,320	84,931	(8,775)	(11)%	(5,611)	(7)%
Provision for Patent Litigation	—	29,000	—	(29,000)	NM	29,000	NM
Merger Termination Charge	3,219	—	—	3,219	NM	—	NM
OMAX Direct Transaction Fees	—	3,767	—	(3,767)	NM	3,767	NM
Goodwill Impairment Charge	—	2,764	—	(2,764)	NM	2,764	NM
Restructuring and Other Charges	1,003	3,111	—	(2,108)	(68)%	3,111	NM
Operating Income (Loss)	(7,000)	(29,634)	16,779	22,634	76%	(46,413)	NM

Expressed as a % of Sales:
Gross Margin	39%	42%	42%		(300) bpts		—
Provision for Patent Litigation	—	14%	—		NM		NM
Merger Termination Charge	2%	—	—		200 bpts		NM
Goodwill Impairment Charge	—	1%	—		(100) bpts		NM
Restructuring and Other Charges	1%	1%	—		—		100 bpts
Operating Income (Loss)	(4)%	(14)%	7%		NM		NM

bpts = basis points

NM = not meaningful

				2010 vs. 2009		2009 vs. 2008
	Year Ended April 30,			Increase (Decrease)		Increase (Decrease)
	2010	2009	2008	$	%	$	%
	(In thousands)

Systems Sales	$116,132	$145,944	$176,755	$(29,812)	(20)%	$(30,811)	(17)%
Consumable Parts Sales	57,617	64,159	67,504	(6,542)	(10)%	(3,345)	(5)%
Total Sales	173,749	210,103	244,259	(36,354)	(17)%	(34,156)	(14)%

NM = not meaningful

Fiscal year 2010 compared to fiscal year 2009

The sales decrease of $36.4 million or 17% was primarily due to reduced global demand for our products and services across most geographies compared with fiscal year 2009, most notably in North America and Europe. The continued uncertainty in the global economy and increased credit constraints severely limited our customers’ purchasing power causing delayed capital spending and expansion plans. In particular, we experienced significant sales volume declines in our Standard systems and consumable parts which had a combined revenue decline of $49 million or 45% in the first half of the year with North America and Europe representing $39.4 million of this decline. These declines were partially offset by improved sales of $11.2 million in our Advanced segment during the same period. During the second half of the year, we experienced a modest rebound in Standard system and consumable parts sales. Excluding the impact of foreign currency changes, consolidated sales decreased by $38 million or 18% compared to the prior year.

Our gross margin percentage decreased by 300 basis points in fiscal year 2010 to 39% compared to 42% in fiscal year 2009. The decrease was primarily attributable to lower fixed-cost absorption and inefficiencies due to reduced production rates particularly during the first half of fiscal year 2010. Further, Advanced segment sales, which are generally at lower gross profit margins, constituted a higher percentage of total sales. The decrease in gross margin percentage was partially offset by our cost reduction efforts and streamlining of our manufacturing processes.

Selling, general and administrative expenses decreased by $8.8 million or 11% to $70.5 million in fiscal year 2010. The decrease was primarily related to successful cost reduction initiatives implemented in fiscal year 2010 and lower commissions driven by the lower full-year sales volume, partially offset by higher depreciation expense related to our Enterprise Resource Planning (“ERP”) system.

During fiscal year 2010, we continued our restructuring activities, which included reducing our global workforce and the consolidation of our manufacturing operations. As a result, we recorded $1.6 million in restructuring charges which were partially offset by a $600,000 gain from the sale of our building in Hsinchu, Taiwan. Comparative prior year charges of $3.1 million included severance and termination charges, inventory impairment charges and contract termination charges associated with the shutdown of our Canadian, Korean and Taiwan operations.

As noted in the “Matters Affecting Comparability” section above, we recorded a net charge of $3.2 million in fiscal year 2010 to record the termination of our option to acquire OMAX following a thorough investigation of financing alternatives to complete the merger and unsuccessful attempts to negotiate a lower purchase price with OMAX.

Fiscal year 2009 compared to fiscal year 2008

Despite the weak macroeconomic conditions in North America as we entered into fiscal year 2009, our consolidated systems sales remained consistent with the prior year during the first half of the year. However, during the second half of the fiscal year, we experienced a significant decline in system sales as a result of global recession, primarily in North America and Europe with sales down by $30.2 million or 32% in these two geographies. Consolidated consumable parts sales increased by $2.2 million or 7% in the first half of the fiscal year primarily as a result of the continued increase in our installed base of systems but declined by $6.0 million or 17% in the latter half of the fiscal year due to lower capacity utilization in our customers’ operations. These declines were slightly offset by improved sales of a combined $2.5 million in the rest of our geographies. Excluding the impact of foreign currency changes, consolidated sales decreased by $33.8 million or 14% versus fiscal year 2008.

Our gross margin percentage in fiscal year 2009 was consistent with fiscal year 2008.

Selling, general and administrative expenses decreased by $5.6 million or 7% to $79.3 million in fiscal year 2009. The decrease was mainly as a result of successful cost reduction initiatives undertaken in fiscal year 2009 as well as lower performance awards expense in fiscal year 2009.

During fiscal year 2009, we adjusted our manufacturing footprint from four factories to two, exited two unprofitable business, and reduced our global headcount by 20%. We expensed $3.1 million related to severance and termination charges, inventory impairment charges and contract termination charges associated with these actions.

As noted in the “Matters Affecting Comparability” section above, we settled outstanding patent litigation with OMAX in fiscal year 2009, removing a potential long-term risk. We recorded a charge of $29 million related to record this settlement. Further, in fiscal year 2009, under ASC 805, “Business Combinations”, we expensed $3.8 million of previously deferred direct transaction costs which had been capitalized as part of the contemplated acquisition cost of OMAX as it was deemed probable that the contemplated merger with OMAX would not close prior to the adoption of the new guidance on May 1, 2009.

Segment Results of Operations

We report our operating results to the chief operating decision maker based on market segments which is consistent with management’s long-term growth strategy. Our reportable segments are Standard and Advanced. The Standard segment includes sales and cost of sales related to our cutting surface preparation and cleaning systems using ultrahigh-pressure water pumps as well as parts and services to sustain these installed systems. Systems included in this segment do not require significant custom configuration. The Advanced segment includes sales and cost of sales related to our complex aerospace and automation systems which require specific custom configuration and advanced features to match unique customer applications as well as parts and services to sustain these installed systems. Segment results in fiscal year 2010 were measured based on revenue growth and gross margin. Previously, segment operating results were measured based on revenue growth, gross margin and operating income (loss). We have revised prior period comparable segment presentation to reflect this change in measurement of segment results by our chief operating decision maker.

This section provides a comparison of net sales and gross margin for each of our reportable segments for the last three fiscal years. For further discussion on our reportable segments, refer to Note 17 — Business Segments and Geographic Information of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data.

Standard Segment

				2010 vs. 2009		2009 vs. 2008
	Year Ended April 30,			Increase (Decrease)		Increase (Decrease)
	2010	2009	2008	$	%	$	%
	(In thousands)

Sales	$137,514	$181,132	$216,063	$(43,618)	(24)%	$(34,931)	(16)%
% of total company sales	79%	86%	88%
Gross Margin	56,097	79,869	96,765	(23,772)	(30)%	(16,896)	(17)%
Gross Margin as a % of Sales	41%	44%	45%		(300) bpts		(100) bpts

bpts = basis points

Fiscal year 2010 compared to fiscal year 2009

Sales in our Standard segment decreased $43.6 million or 24% over the prior year. This decline was primarily due to significant standard system sales volume decline in North America and Europe, which were the markets affected the most by the global recession. These two regions had a combined decline in system sales of $29.0 million or 32% in fiscal year 2010 when compared to the prior year. Consumable parts revenue for this segment also declined by $6.2 million or 13% in fiscal year 2010 due to lower system utilization by our customers. Excluding the impact of foreign currency changes, sales in the Standard segment declined $45.3 million or 25% in fiscal year 2010 compared to the prior year.

Gross margin in fiscal year 2010 was $56.1 million or 41% compared to $79.9 million or 44% in the prior year. Generally, comparison of gross margin rates in this segment will vary period over period based on changes in our product sales mix and prices, and levels of production volume. The 300 basis point decline in our margins in fiscal year 2010 was primarily attributable to a greater mix of lower margin systems versus the prior year as well as lower fixed-cost absorption and inefficiencies due to lower production rates particularly during the first half of the current fiscal year.

Fiscal year 2009 compared to fiscal year 2008

Sales in our Standard segment decreased $34.9 million or 16% over the prior year. This decline is primarily due to significant standard system sales volume declines in North America and Europe which are the markets affected the most by the recession. These two regions had a combined decline in system sales of $35.5 million or 28% for year ended April 30, 2009 over the prior year. This decline was offset by a $4.1 million or 19% increase in combined sales in South America and Asia Pacific regions in fiscal year 2009, due to continued strong demand for our standard shapecutting systems in those markets. Consumable parts revenue for this segment also declined by $2.0 million in fiscal 2009. Excluding the impact of foreign currency changes, sales in the Standard segment declined $32.8 million or 15% in fiscal year 2009 compared to fiscal 2008.

Gross margin in fiscal year 2009 was $79.9 million or 44% compared to $96.8 million or 45% in the prior year. Generally, comparison of gross margin rates will vary period over period based on changes in our product sales mix and prices, and levels of production volume. The 100 basis point decline in our margins in fiscal year 2009 was primarily attributable to a greater mix of lower margin systems versus fiscal 2008.

Advanced Segment

In fiscal year 2009, we shut down our CIS Technical Solutions division (“CIS division”) which provided technical services to improve the productivity of automated assembly lines. Technical services provided included robot programming, process improvement, systems integration and production support which sales and related expenses would have been presented as part of our Advanced segment. The results of this segment have been presented as discontinued operations for the respective years ended April 30, 2009 and 2008.

				2010 vs. 2009		2009 vs. 2008
	Year Ended April 30,			Increase (Decrease)		Increase (Decrease)
	2010	2009	2008	$	%	$	%
	(In thousands)

Sales	$36,235	$28,971	$28,196	$7,264	25%	$775	3%
% of total company sales	21%	14%	12%
Gross Margin	11,670	8,459	4,944	3,211	38%	3,515	71%
Gross Margin as a % of Sales	32%	29%	18%		300 bpts	—	1100 bpts

bpts = basis points

Fiscal year 2010 compared to fiscal year 2009

Sales in the Advanced segment will vary period over period for various reasons, such as the timing of contract awards, timing of project design and manufacturing schedule, and the timing of shipments to customers.

In fiscal year 2010, sales in our Advanced segment increased by $7.3 million or 25%. This increase was primarily due to the timing of revenue recognition for some significant aerospace contracts which were in the project design phase during the first half of fiscal 2009. As of April 30, 2010, our Advanced segment backlog was $21.9 million. We anticipate the continued realization of this backlog in fiscal year 2011 and beyond. However, based on the timing of contract awards and project design, we expect a sequential decline in Advanced segment revenue in fiscal year 2011 as we work through some significant aerospace contracts. Backlog includes firm orders for which written authorizations have been accepted and revenue has not yet been recognized.

Gross margin in fiscal year 2010, amounted to $11.7 million or 32% compared to $8.5 million or 29% of sales in the prior year. The improvement in gross margin as a percentage of sales when compared to the prior year was attributable to improved contract pricing as well as continued labor and material efficiencies from consolidating the manufacturing for all our advanced systems in our Jeffersonville, Indiana facility.

Fiscal year 2009 compared to fiscal year 2008

In fiscal year 2009, sales in our Advanced segment increased by $775,000 or 3%. This increase was primarily due to the timing of revenue recognition for some of our aerospace contracts as well as comparatively higher projects in fiscal year 2009.

Gross margin in fiscal year 2009, amounted to $8.5 million or 29% compared to $4.9 million or 18% of sales in the prior year. The improvement in gross margin as a percentage of sales when compared to the prior year was attributable to improved contract pricing and labor efficiencies from consolidating the manufacturing for all our advanced systems in our Jeffersonville, Indiana facility.

Selling, General and Administrative Expenses

				2010 vs. 2009		2009 vs. 2008
	Year Ended April 30,			Increase (Decrease)		Increase (Decrease)
	2010	2009	2008	$	%	$	%
	(In thousands)

Sales and Marketing	$37,259	$41,170	$42,272	$(3,911)	(9)%	$(1,102)	(3)%
Research and Engineering	8,104	8,644	8,771	(540)	(6)%	(127)	(1)%
General and Administrative	25,182	29,506	33,888	(4,324)	(15)%	(4,382)	(13)%

Total Operating Expenses	70,545	79,320	84,931	(8,775)	(11)%	(5,611)	(7)%

Fiscal year 2010 compared to fiscal year 2009

Our consolidated operating expenses decreased by $8.8 million or 11% when compared to fiscal year 2009. This decrease was primarily as a result of the following:

•	the successful implementation of cost cutting initiatives including reduction in staffing levels and temporary wage reductions and benefit suspension for part of fiscal year 2010;

•	lower commission expense based on lower sales volume;

•	timing of investments for new product development;

•	lower professional fees for consulting based on the deferral of miscellaneous projects during the current fiscal year.

These reductions were offset by an increase in costs related to depreciation expense for our new ERP system which was placed into service in October 2009.

Looking forward into fiscal 2011, we anticipate that our selling general and administrative expenses will increase as we record a full year of depreciation expense related to our ERP system. Further, we have restored some of the temporary wage reductions and suspended benefits, which will also negatively impact gross margin and increase selling, general, and administrative expenses as compared to fiscal year 2010.

Fiscal year 2009 compared to fiscal year 2008

Our consolidated selling, general and administrative expenses decreased by $5.6 million or 7% when compared to fiscal year 2008. This decrease was primarily as a result of the following:

•	the successful implementation of cost cutting initiatives including reduction in staffing levels in fiscal year 2009;

•	lower commission expense based on lower sales volume offset by $0.8 million of expenses associated with our attendance at the bi-annual International Manufacturing Technology Show (IMTS) in fiscal year 2009; and

•	lower performance award expenses in fiscal year 2009. Further, the prior year amount also included $2.9 million of compensation expenses to amend our former CEO’s contract.

Other (Income) Expense

Interest Income and Interest Expense

				2010 vs. 2009		2009 vs. 2008
	Year Ended April 30,			Increase (Decrease)		Increase (Decrease)
	2010	2009	2008	$	%	$	%
	(In thousands)

Interest Income	$252	$494	$780	$(242)	(49)%	$(286)	(37)%
Interest Expense	(2,374)	(1,562)	(419)	(812)	(52)%	(1,143)	NM

NM = not meaningful

Our interest income was $252,000, $494,000, and $780,000 for the respective years ended April 30, 2010, 2009 and 2008. The sequential declines in fiscal years 2010 and 2009 were mainly the result of lower average cash balances and interest rates on highly liquid cash and cash equivalents. Additionally, we wrote off $114,000 of accrued interest due from the Purchaser of Avure following an agreement with the Purchaser in fiscal year 2009 that only the principal amount on the note outstanding from the sale of the Avure Business would be paid to us.

The major components of our interest expense are amortization of deferred financing charges, interest charged on our outstanding standby letters of credit and our revolving lines of credit, and the amortization of imputed interest on our Subordinated Notes to OMAX. The increase in interest expense over fiscal 2009 is primarily due to imputed interest of $735,000 related to the two Subordinated Notes issued to OMAX. Interest charged on outstanding balances on our Senior Credit Facility as well on outstanding standby letters of credit was comparable to fiscal year 2009.

The increase in interest expense in fiscal year 2009 when compared to fiscal year 2008 was attributable to the following:

•	write-off of $654,000 of deferred financing fees upon the execution of an amendment to our Line of Credit Agreement in March 2009 which reduced our available borrowing capacity from $100 million to $40 million;

•	amortization of deferred financing fees over the life of the Line of Credit availability which amortization began in June 2008 upon the execution of the original Line of Credit Agreement with our Senior Lenders — there was no similar expense in fiscal year 2008; and

•	an increase in interest charged on outstanding standby letters of credit which increased from $2.2 million at the end of fiscal year 2008 to $7.1 million by the end of fiscal year 2009 as a result of the timing of milestone payments from customers in our Advanced segment.

Other Income (Expense), Net

Our Other Income (Expense), net in the Consolidated Statement of Operations is comprised of the following:

				2010 vs. 2009		2009 vs. 2008
	Year Ended April 30,			Increase (Decrease)		Increase (Decrease)
	2010	2009	2008	$	%	$	%
	(In thousands)

Realized Foreign Exchange Gains (Losses), net	$(1,215)	$74	$1,759	$(1,289)	NM	$(1,685)	(96)%
Unrealized Foreign Exchange (Losses), net	66	(1,571)	(2,904)	1,637	NM	1,333	46%
Miscellaneous Income (Expense)	38	883	(72)	(845)	(96)%	955	NM
Premium on Repurchase of Warrants	—	—	(629)	—	NM	629	NM

Total	(1,111)	(614)	(1,846)	(497)	(81)%	1,232	67%

NM = Not Meaningful

During the year ended April 30, 2010, we recorded Other Expense, net of $1.1 million, compared to Other Expense, net of $614,000 and $1.8 million for the respective years ended April 30, 2009 and 2008. During fiscal year 2010, we recorded a $1.3 million foreign currency translation adjustment related to the liquidation of two dormant subsidiaries as a realized foreign exchange loss. This non-cash charge was previously recorded as an unrealized foreign exchange loss in our currency translation account as a component of other comprehensive income. In the fourth quarter of fiscal year 2009, management determined that payment of certain intercompany balances by its foreign subsidiaries would not be required in the foreseeable future. Accordingly, we began to recognize gains and losses related to these intercompany balances whose settlement was not planned or anticipated in the foreseeable future as a component of other comprehensive income which accounts for the majority of the comparative change in its unrealized net foreign exchange losses from fiscal year 2010 to fiscal year 2009. The remainder of the changes in other income and expense primarily resulted from fluctuations in realized and unrealized foreign exchange gains and losses on revaluation of third party and intercompany settled and unsettled balances whose payment is anticipated in the foreseeable future.

Miscellaneous income in fiscal year 2009 included royalty income of $418,000, net of settlement costs of $500,000, from the license of certain patents and $318,000 from a stockholder in settlement of a claim under Section 16(b) of the Exchange Act.

In fiscal year 2008, we repurchased 403,300 warrants from certain funds managed or advised by Third Point LLC for an aggregate purchase price of $3 million. The cash paid in excess of the fair market value of those warrants on the repurchase date of $629,000 was recorded as Other Expense.

Income Taxes

Our (benefit)/provision for income taxes for our continuing operations over the last three years consisted of:

				2010 vs. 2009		2009 vs. 2008
	Year Ended April 30,			Increase (Decrease)		Increase (Decrease)
	2010	2009	2008	$	%	$	%
	(In thousands)

Current Tax Expense	$1,206	$1,470	$4,475	$(264)	(18)%	$(3,005)	(67)%
Deferred Tax (Benefit) Expense	(4,050)	(9,700)	(11,092)	$(5,650)	(58)%	$(1,392)	(13)%

We recognize a net deferred tax asset for items that will generate a reduction in future taxable income to the extent that it is “more likely than not” that these deferred assets will be realized. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the period in which the tax benefit will be realized. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which the tax benefit will be realized. In determining the realizability of these assets, we considered numerous factors, including historical profitability, estimated future taxable income and the industry in which we operate. In fiscal year 2008, we reversed approximately $17.2 million and $1 million of valuation allowance against deferred tax assets related to U.S. and Germany net operating loss (NOL) carryforwards and other net deferred tax assets, respectively, after concluding that it was more likely than not that these benefits would be realized based on cumulative positive results of operations and anticipated future profit levels. For the fiscal year ended April 30, 2010 we concluded that, after evaluation of all available evidence, we anticipate generating sufficient future taxable income to realize the benefits of our U.S. and German deferred tax assets. As part of this evaluation we considered the impact of the global economic downturn on our business. While our business declined as a result of this downturn, we saw an upward trend in our business during the second half of the current fiscal year. Currently, the positive evidence we evaluated exceeds the negative evidence and supports our conclusion that it is more likely than not that these deferred assets will be realized. If, in the future, the negative evidence were in excess of the positive evidence our conclusion regarding the realizability of the benefit of our deferred tax assets would change. At April 30, 2010, the recorded amount of our deferred tax assets was $23.9 million, net of valuation allowance on certain foreign NOLs.

Our foreign tax provision consists of current and deferred tax expense. The United States tax provision consists of current and deferred tax expense (benefit), state taxes and foreign withholding taxes. With the exception of certain of our subsidiaries, it is our general practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations. As of April 30, 2010, we had not made a provision for U.S. or additional foreign withholding taxes of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries with the exception of our subsidiaries in Taiwan, Japan, and Switzerland for which we provide deferred taxes. During fiscal year 2010, we repatriated a total of $192,000, net of tax of $38,000 from one foreign subsidiary, and we plan to continue repatriating additional funds from this subsidiary in the future.

In fiscal year 2009, the foreign tax provision consisted of current and deferred tax expense. The United States tax provision consisted primarily of federal alternative minimum tax, state taxes, and accrued foreign withholding taxes. We recorded a $304,000 liability for withholding taxes payable on future repatriation of foreign earnings in fiscal year 2009. In fiscal year 2009, we repatriated $1.6 million, net of tax of $329,000 from two foreign subsidiaries.

In fiscal year 2008, the foreign tax provision consisted of current and deferred tax expense. The United States tax provision consisted primarily of federal alternative minimum tax, state taxes, and accrued foreign withholding taxes. We recorded a $304,000 liability for withholding taxes payable on future repatriation of foreign earnings in fiscal year 2009. In fiscal year 2009, we repatriated $9.8 million, net of tax of $885,000 from two foreign subsidiaries.

Liquidity and Capital Resources

Sources of Cash

Historically, our most significant sources of financing have been funds generated by operating activities, available cash and cash equivalents and available lines of credit. From time to time, we have borrowed funds from our available revolving credit facility and have raised funds through the sale of common stock.

Cash Generated by Operating Activities

Cash generated by operating activities was $3.8 million for year ended April 30, 2010, compared to a use of cash of $6.5 million in the year ended April 30, 2009. Cash generated by or used in operating activities is primarily related to changes in our working capital accounts. Changes in our working capital resulted in a net $2.8 million use of cash for the year ended April 30, 2010 compared to $23.3 million use of cash for the year ended April 30, 2009. The change in working capital was attributable to changes in accounts payable due to the timing of purchases and payments to vendors, deferred revenue and customer deposits due to the timing of contract awards and shipments to customers, as well as the timing of inventory purchases and collection of accounts receivable. Further, fiscal year 2009 use of cash included a cash payment of $8 million to OMAX to fund a portion of the patent litigation settlement.

Available Cash and Cash Equivalents

At April 30, 2010 we had total cash and cash equivalents of $6.4 million. To the extent that our cash needs in the U.S. exceed our cash reserves and availability under our Senior Credit Facility, we may repatriate cash from certain of our foreign subsidiaries, however, this could be limited by our ability to repatriate such cash in a tax efficient manner. We believe that our existing cash and cash equivalents as of April 30, 2010, anticipated revenue and funds generated from our operations, and financing available under our existing credit facilities will be sufficient to fund our operations for at least the next twelve months. However, in the event that there are changes in our expectations or circumstances, we may need to raise additional funds through public or private debt or sale of equity to fund our operations.

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

Refer to Part I, Item 1A — Risk Factors for a discussion of the risks and uncertainties pertaining to our business and industry.

Credit Facilities and Debt

On June 10, 2009, we amended our $40 million Senior Credit Facility Agreement which modified the maturity date of the line to June 10, 2011 as well as certain covenants that we are required to maintain.

In connection with our sale of common stock (refer to Note 14 — Shareholders’ Equity of the Notes to the Condensed Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data), we further amended our Senior Credit Facility Agreement in August 2009, which adjusted the financial covenants that we are required to maintain. The amendment eliminated the requirement to maintain a minimum Consolidated Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) based on trailing four quarters of $8 million. Under the amended covenants, we were required to maintain the following ratios in each of the fiscal year 2010 quarters:

	Maximum Consolidated	Minimum Fixed Charge
	Leverage Ratio(i)	Coverage Ratio(ii)

First Quarter	3.25x	2.0x
Second Quarter	3.35x	1.2x
Third Quarter	3.50x	1.2x
Fourth Quarter	3.35x	1.2x

In fiscal year 2011, we will be required to maintain the following ratios:

	Maximum Consolidated	Minimum Fixed Charge
	Leverage Ratio(i)	Coverage Ratio(ii)

First Quarter	2.75x	2.0x
Thereafter	2.50x	2.0x

(i)	Defined as the ratio of consolidated indebtedness, excluding the subordinated notes issued to OMAX, to consolidated adjusted EBITDA for the most recent four fiscal quarters.

(ii)	Defined as the ratio of consolidated adjusted EBITDA, less income taxes and maintenance capital expenditures, during the most recent four quarters to the sum of interest charges during the most recent four quarters and scheduled debt repayments in the next four quarters.

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

Our leverage ratio and fixed charge coverage ratio were 0.86 and 3.3 for the quarter ended April 30, 2010. Our consolidated indebtedness did not exceed the total of 65% of the book value of our accounts receivable and 40% of the book value of our inventory. Our calculations of these financial ratios are reported in Exhibit No. 99.1 of this Annual Report on Form 10-K. We were in compliance with all our financial covenants as of April 30, 2010, as amended. As of April 30, 2010, the balance outstanding under the Senior Credit Facility Agreement amounted to $350,000 which is reflected under Notes Payable in the Consolidated Financial Statements.

We expect to be in compliance with our covenants pursuant to the Senior Credit Facility Agreement for at least the next twelve months. However, in the event that there is a possibility of default, we may institute additional cost reductions; raise additional funds through public or private debt or sale of equity; possibly seek further amendments to our Senior Credit Facility Agreement or a combination of these items. Refer to Part I, Item 1A — Risk Factors for discussion of the risks and uncertainties pertaining to our business and industry.

All of our domestic assets, including certain interests of some foreign subsidiaries, are pledged as collateral under our Senior Credit Facility Agreement. Interest on the Line of Credit is based on the bank’s prime rate or LIBOR rate plus a percentage spread between 3.25% and 4.5% depending on whether we use the bank’s prime rate or LIBOR rate and based on our current leverage ratio. We also pay an annual letter of credit fee equal to 3.5% of the amount available to be drawn under each outstanding stand-by letter of credit. The annual letter of credit fee is payable quarterly in arrears and varies depending on our leverage ratio.

As of April 30, 2010, we had $35.0 million available under our Line of Credit, net of $350,000 drawn against the Line of Credit, bearing interest at 5.25% per annum, and $4.6 million in outstanding letters of credit which reduce amounts available under the Senior Credit Facility Agreement. As of April 30, 2010, based on our maximum allowable leverage ratio, the incremental amount we could have borrowed under our Lines of Credit would have been approximately $14.5 million.

There were no outstanding balances under our unsecured Taiwan credit facilities as of April 30, 2010. The total unsecured commitment for the Taiwan credit facilities totaled $2.8 million at April 30, 2010, bearing interest at 2.5% per annum.

As of April 30, 2009, we had an outstanding seven-year long-term variable rate loan of $1.9 million, expiring in 2011, bearing interest at an annual rate of 3.67%. The loan was collateralized by our building in Taiwan. The outstanding balance on this loan was fully paid off in fiscal year 2010 with no prepayment penalty charges.

Other Sources of Cash

In addition to cash and cash equivalents, cash from operations and cash available under our credit facilities, we may also generate cash from the exercise of stock options. There were no option exercises in each of the respective years ended April 30, 2010, 2009 and 2008.

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

Uses of Cash

Capital Expenditures

Our capital spending plans currently provide for outlays ranging from approximately $4 million to $6 million over the next twelve months, primarily related to the completion of Enterprise Resource Planning system and other information technology related projects as well as patent and trademark maintenance. It is expected that funds necessary for these expenditures will be generated internally or from available financing. To the extent that funds cannot be generated through operations or we are unable to obtain financing on reasonable terms, we will reduce our capital expenditures accordingly. Our capital spending for the each of the respective years ended April 30, 2010, 2009 and 2008 amounted to $10.0 million, $8.9 million and $6.3 million. Capital expenditures primarily consist of investments in our Enterprise Resource Planning system, and information technology infrastructure and enhancements to our manufacturing facilities to improve efficiency.

Other Strategic Investments

In fiscal year 2009, we entered into an equity purchase agreement in which we acquired a minority interest in Dardi International (“Dardi”), a waterjet manufacturer based in China, for $2 million in cash.

Additionally, we incurred $1.7 million in direct costs attributed to the acquisition. We accounted for the $3.7 million investment in Dardi using the cost method. This investment has been classified as an Other Long-Term Asset on the Consolidated Balance Sheet.

As discussed above, we made the decision to terminate our option to acquire OMAX in fiscal year 2010 following a thorough investigation of financing alternatives to complete the merger and unsuccessful attempts to negotiate a lower purchase price. Refer to Note 18 — Provision for Patent Litigation and Termination of OMAX Merger Agreement of the Notes to the Condensed Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data for further details on the contemplated merger with OMAX including the execution of a Settlement and Cross Licensing Agreement with OMAX for $29 million payable to OMAX, of which $23 million had been funded as of April 30, 2009.

Repayment of Debt and Notes Payable

Our total repayment of debt and notes payable were $37.7 million, $3.3 million and $7.5 million for the respective years ended April 30, 2010, 2009 and 2008.

Repurchase of Warrants

In fiscal year 2008, in a privately negotiated transaction, we purchased from certain funds managed or advised by Third Point LLC (collectively, “Third Point”) outstanding warrants that gave Third Point the right until March of 2010 to purchase 403,300 of our common stock at an exercise price of $4.07 per share (the “Warrants”). Third Point purchased the Warrants, together with shares of common stock, in our March 2005 Private Investment Public Equity transaction (the “PIPE Transaction”). The Warrants were repurchased from Third Point in connection with a previously announced program to repurchase up to $45 million of the Company’s securities. The Warrants were repurchased at a price of $7.43 per Warrant for an aggregate purchase price of $3 million.

Disclosures about Contractual Obligations and Commercial Commitments

The following table summarizes our known future payments pursuant to certain contracts as of April 30, 2010 and the estimated timing thereof. More detail about our contractual obligations and commercial commitments are in Note 11 — Long-term Obligations and Notes Payable and Note 13 — Commitments and Contingencies of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data.

	Maturity by Fiscal Year
	2011	2012	2013	2014	2015	Thereafter	Total
	(In thousands)

Operating Leases	$3,031	$1,933	$968	$19	$8	$8	$5,967
Long-term Debt, Notes Payable & Capital Leases	411	18	—	—	—	—	429
Interest on Long-term Debt and Notes Payable	18	2	—	—	—	—	20
Purchase Commitments(1)	12,038	—	—	—	—	—	12,038
Subordinated Notes(2)	—	—	—	10,824	—	—	10,824
License Agreements	29	—	—	—	—	—	29
Consulting Agreements	324	—	—	—	—	—	324
Liabilities related to Unrecognized Tax benefits, including Interest and Penalties(3)	—	—	—	—	—	9,232	9,232

Total	$15,851	$1,953	$968	$10,843	$8	$9,240	$38,863

(1)	Purchase commitments include agreements to purchase goods or services that are enforceable, are legally binding and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations do not include agreements that are cancelable without penalty. Additionally, although they are not legally binding agreements, open purchase orders for inventory purchases are included in the table above. Substantially all open purchase orders are fulfilled within 30 days. We expect to fund these commitments with existing cash and our cash flows from operations in future periods.

(2)	Subordinated promissory notes with an aggregate face value of $10 million issued to OMAX in fiscal year 2010. Refer to Note 3 — Restructuring Activities and Other of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data for further detail.

(3)	We have unrecognized tax benefits of $9.2 million associated with uncertain tax positions as of April 30, 2010. This potential liability may result in cash payments to tax authorities. The timing of payments related to these obligations is uncertain; however, none of this amount is expected to be paid within the next twelve months.

Off-Balance Sheet Arrangements

As of April 30, 2010, the Company had no off-balance sheet arrangements.

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

Our significant accounting policies are summarized in — Note 1 — The Company and Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data. Management identifies its most critical accounting policies as those that are the most pervasive and important to the portrayal of the Company’s financial position and results of operations, and that require the most difficult, subjective and/or complex judgments by management regarding estimates that are inherently uncertain.

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

Impairment of Long Lived Assets

We routinely consider whether indicators of impairment of our property and equipment assets, particularly our manufacturing equipment, are present. Factors we consider include, but are not limited to, significant underperformance relative to historical or projected operating results; significant changes in the manner of use of long-lived assets or the strategy for the overall business; and significant negative industry or economic trends. If such indicators are present, we determine whether the sum of the estimated undiscounted cash flows attributable to the asset group in question is less than their carrying value. For purposes of impairment testing, long-lived assets are grouped at the component level, which for us is by regional locations, as this is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If the sum of the undiscounted cash flows attributable to the asset group is less than the carrying value of the asset group, an impairment loss is recognized based on the excess of the carrying value of the asset group over its respective fair value. Fair value is determined by discounting estimated future cash flows, appraisals or other methods deemed appropriate. If the asset group determined to be impaired is to be held and used, we recognize an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset group is less than the assets’ carrying value. The fair value of the assets then becomes the assets’ new carrying value, which is depreciated over the remaining estimated useful life of the assets.

We concluded that there were no long-lived assets impairment indicators in each of the fiscal years ended April 30, 2010 and 2008. We will continue to monitor circumstances and events in future periods to determine whether asset impairment testing is warranted based on the existence of one or more of the above impairment indicators.

Based on a combination of factors, including the economic environment which resulted in a significant decline in the results of our operations and a sustained period of decline in our market capitalization, we recorded a goodwill impairment charge of $2.8 million in fiscal year 2009. In connection with these triggering events for goodwill, we reviewed our long-lived assets during fiscal year 2009 and determined that none of our long-lived asset groups were impaired. The determination was based on reviewing estimated undiscounted cash flows for our asset groups.

When an undiscounted cash flow assessment is performed, as was the case in fiscal year 2009, the evaluation of the recoverability of long-lived assets requires us to make significant estimates and assumptions. The principal assumptions utilized in our fiscal year 2009 estimated undiscounted cash flows for long-lived assets include (a) revenue growth rates ranging from -10% to 10% and (b) operating profit ranging from -5% to 15%. For this analysis, negative revenue and operating profit growth rates were considered in the near term for certain asset groups based on current economic conditions present at the time the impairment assessment was performed. Revenue growth rate and operating profit assumptions are consistent with those utilized in our operating plan and long-term financial planning process. Methodologies used for valuing our long lived assets have not changed from prior periods.

A 10% change in the estimates and assumptions used to calculate the estimated undiscounted cash flows, which is a reasonable change in our assumptions, did not result in a shortfall of the sum of the estimated undiscounted cash flows against carrying value for any of our asset groups tested for impairment.

Valuation of Deferred Tax Assets and Uncertain Tax Positions

We account for uncertain tax positions in accordance with ASC 740 which utilizes a two-step approach for evaluating tax positions. Recognition (Step 1) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (Step 2) is only addressed if Step 1 has been satisfied. Under Step 2, the tax benefit is measured at the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon settlement. As used in ASC 740, the term “more likely than not” means that the likelihood of an occurrence is greater than 50%. To the extent that we prevail in matters for which unrecognized tax benefits have been established, or are required to pay amounts in excess of our unrecognized tax benefits, our effective tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement would require the use of our cash and would result in an increase to our effective income tax rate in the period of resolution. A favorable tax settlement would be recognized as a reduction in our effective income tax rate in the period of resolution.

Our annual effective tax rate is based on income, statutory tax rates and tax planning strategies available in various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining our tax expense and in evaluating tax positions. Tax positions are reviewed quarterly and balances are adjusted as new information becomes available. Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse. Future tax benefits of tax losses and credit carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence including our past operating results, the existence of cumulative net operating losses in the most recent years and our forecast of future taxable income. In estimating future taxable income, we develop assumptions including the amount of future federal, state and foreign pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we use to manage our business.

As of April 30, 2010, we had approximately $57.4 million of domestic net operating loss and $38.8 million of state net operating loss carryforwards to offset certain earnings for federal and state income tax purposes. These net operating loss carryforwards expire between fiscal year 2023 and fiscal year 2030. Net operating loss carryforwards in foreign jurisdictions amount to $44.8 million. A valuation allowance of $24.7 million has been provided against these net operating loss carryforwards in certain of our foreign jurisdictions as realization of the tax benefit in those jurisdictions is uncertain. Most of the foreign net operating losses can be carried forward indefinitely, with certain amounts expiring between fiscal years 2014 and 2017. The federal, state and foreign net operating loss carryforwards per the income tax returns filed include uncertain tax positions taken in prior years. Due to the application of ASC 740, the net operating loss carryforwards per the income tax returns are larger than the net operating loss carryforwards considered more likely than not to be realized in recognizing deferred tax assets for consolidated financial statement purposes. We also have a capital loss carryover of $5.5 million, for which we provide a full valuation allowance, that expires between 2011 and 2015. Utilization of net operating losses may be subject to limitation due to ownership changes and other limitations provided by the Internal Revenue code and similar state provisions. If such a limitation applies, the net operating loss may expire before full utilization.

Our income tax returns are periodically audited by domestic and foreign tax authorities. These audits include questions regarding our filing tax positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities.

Legal Contingencies

At any time, we may be involved in certain legal proceedings. Our policy is to routinely assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after thoughtful analysis of each known issue and an analysis of historical experience. We record reserves related to certain legal matters for which it is probable that a loss has been incurred and the range of such loss can be estimated. Gain contingencies are not recorded until management determines it is certain that the future event will become or does become a reality. Such determinations are subject to interpretations of certain facts and circumstances, forecasts of future events, and estimates of financial impacts of such events. Management discloses the facts regarding material matters assessed as reasonably possible and potential exposure, if determinable. Costs incurred with defending claims are expensed as incurred. As of April 30, 2010, we have accrued our estimate of the probable liabilities for the settlement of these claims. Refer to Note 13 — Commitments and Contingencies of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data.

Because of inherent uncertainties related to these legal matters, we base our loss accruals on the best information available at the time. As additional information becomes available, we reassess our potential liability and may revise our estimates. Such revisions could have a material impact on future quarterly or annual results of operations.

Revenue Recognition

We sell ultrahigh-pressure waterjet systems. Sales of waterjet systems within in the Standard segment are primarily related to our cutting and cleaning systems using ultrahigh-pressure water pumps and do not require significant custom configuration or modifications. Installation of these waterjet systems by us is not essential to the functionality of the waterjet systems but we do provide installation as a separate service. Sales of waterjet systems within the Advanced segment are generally complex aerospace and automation systems, which require specific custom configuration and advanced features to match unique customer applications as well as parts and services to sustain these installed systems. Installation by us is essential to the functionality of waterjet systems sold within the Advanced segment.

We recognize revenue for sales of ultrahigh-pressure waterjet pumps, consumables, and services, and billing for freight charges, in accordance with ASC 605, Revenue Recognition, (“ASC 605”). Additionally, because FlowMastertm software, our PC-based waterjet control, is essential to the functionality of the Company’s waterjet systems, the Company recognizes revenue on sales of waterjet systems in accordance with ASC 985, Software. Specifically, for our waterjet systems that do not require significant modification or customization, the Company recognizes revenue when persuasive evidence of an arrangement exists, title and risk of loss have passed to the customer, the price is fixed or determinable, and collectibility is reasonably assured, or probable in the case of sale of waterjet systems.

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

For complex aerospace and automation systems designed and manufactured to buyers’ specification, the Company recognizes revenue using the percentage of completion method. Typical lead times can range from two to 18 months for these systems. Sales and profits on such contracts are recorded based on the ratio of total actual incurred costs to date to the total estimated costs for each contract (the “cost-to-cost” method). Management reviews these estimates as work progresses and the effect of any change in cost estimates is reflected in the calculation of the expected margin and the percent complete. Accounting for the profit on a contract requires (1) the total contract value, (2) the estimated total cost to complete which is equal to the sum of the actual incurred costs to date on the contract and the estimated costs to complete the scope of work, and (3) the measurement of progress towards completion. The estimated profit or loss on a contract is equal to the difference between the contract value and the estimated total cost to completion. If the contract is projected to create a loss, the entire estimated loss is recognized in the period such loss first becomes known. Adjustments to original estimates may be required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. For contract modifications supported by a change in contract price, profit on such contract modifications are only recognized upon receipt of a signed contract amendment and only in the proportion of such contract’s progress towards completion. For modifications not supported by a change in contract price, those additional costs are treated as contract costs and charged to expense in the proportion of such contract’s progress towards completion. A number of internal and external factors affect our cost of sales estimates, including material costs, labor rates and efficiency variances and installation and testing requirements. While we believe that our historical experience provides a sound basis for our estimates, actual results may differ from management’s estimates. The complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent with the application of the percentage of completion method affect the amounts reported in our financial statements.

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

Valuation of Cost Method Investments

We evaluate our cost method investments for impairment on a quarterly basis in accordance with ASC 325, Cost Method Investments (“ASC 325”), which specifically addresses accounting for cost method investments subsequent to initial measurement. An impairment charge is recorded whenever a decline in value of an investment below its carrying amount is determined to be other-than-temporary. In determining if a decline is other-than-temporary, factors such as the length of time and extent to which the fair value of the investment has been less than the carrying amount of the investment, the near-term and longer-term operating and financial prospects of the affiliate and the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery are considered.

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

Interest Rate Risk

We are exposed to fluctuations in interest rates through our issuance of fixed rate and variable rate debt. At April 30, 2010, we had $350,000 in interest bearing debt, all of which was related to borrowings under our Lines of Credit. Interest on the Line of Credit is based on the bank’s prime rate or LIBOR rate plus a percentage spread between 3.25% and 4.5% depending on whether we use the bank’s prime rate of LIBOR rate and based on our current leverage ratio. Refer to Note 11 — Long-term Obligations and Notes Payable of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, for additional contractual information on our long-term obligations and notes payable. As of April 30, 2010, a 10% change in variable interest rates would not result in a material change in interest expense on a rolling twelve-month basis. At April 30, 2010, we had no derivative instruments to offset the risk of interest rate changes. We may choose to use derivative instruments, such as interest rate swaps, caps, collars and put or call options, to manage the risk associated with interest rate changes in future periods.

Foreign Currency Exchange Rate Risk

We transact business in a number of countries around the world and as a result are exposed to changes in foreign currency exchange rates. Costs in some countries are incurred, in part, in currencies other than the applicable functional currency. Our non-U.S. operations account for approximately 59% of consolidated revenue. Based on our results for the year ended April 30, 2010 for our foreign subsidiaries, a hypothetical 10% favorable and unfavorable change in foreign currency exchange rates would have affected our annualized foreign-currency-denominated operating results by approximately $3.0 million. Our consolidated financial position and cash flows could be similarly impacted. We may from time to time selectively utilize forward exchange rate contracts which we may or may not designate as cash flow hedges to protect against the adverse effect exchange rate fluctuations may have on foreign currency denominated accounts receivable and accounts payable (both trade and inter-company).

Item 8.	Financial Statements and Supplementary Data

The following consolidated financial statements are filed as a part of this report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Flow International Corporation
Kent, Washington

We have audited the accompanying consolidated balance sheets of Flow International Corporation and subsidiaries (the “Company”) as of April 30, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended April 30, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of April 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Flow International Corporation and subsidiaries as of April 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/  DELOITTE & TOUCHE LLP

Seattle, Washington
July 1, 2010

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	April 30,
	2010	2009
	(In thousands, except share amounts)

ASSETS:
Current Assets:
Cash and Cash Equivalents	$6,367	$10,117
Restricted Cash	639	220
Receivables, net	35,749	32,103
Inventories, net	22,503	21,480
Deferred Income Taxes, net	2,486	8,686
Deferred Acquisition Costs	—	17,093
Other Current Assets	6,351	5,544

Total Current Assets	74,095	95,243
Property and Equipment, net	21,769	22,983
Intangible Assets, net	4,504	4,456
Deferred Income Taxes, net	26,330	17,480
Other Long-Term Assets	4,511	4,798

	$131,209	$144,960

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Notes Payable (Note 11)	$350	$15,226
Current Portion of Long-Term Obligations	61	1,367
Accounts Payable	15,306	10,215
Accrued Payroll and Related Liabilities	5,938	5,406
Taxes Payable and Other Accrued Taxes	1,329	2,276
Deferred Income Taxes	1,086	651
Deferred Revenue	4,049	4,649
Customer Deposits	6,097	3,322
Reserve for Patent Litigation	—	15,000
Other Accrued Liabilities	7,966	9,208

Total Current Liabilities	42,182	67,320
Long-Term Obligations, net	18	1,937
Deferred Income Taxes	3,856	5,498
Subordinated Notes (Note 18)	7,954	6,000
Other Long-Term Liabilities	1,575	1,494

	55,585	82,249

Commitments and Contingencies (Note 13)
Shareholders’ Equity:
Series A 8% Convertible Preferred Stock — $.01 par value, 1,000,000 shares authorized, none issued	—	—
Common Stock — $.01 par value, 84,000,000 shares authorized, 46,926,661 and 37,704,684 shares issued and outstanding at April 30, 2010 and 2009, respectively	465	372
Capital in Excess of Par	159,605	140,634
Accumulated Deficit	(79,887)	(71,403)
Accumulated Other Comprehensive Income (Loss):
Defined Benefit Plan Obligation, net of income tax of $31 and $37	9	(80)
Cumulative Translation Adjustment, net of income tax of $698 and $508	(4,568)	(6,812)

Total Shareholders’ Equity	75,624	62,711

	$131,209	$144,960

The accompanying notes are an integral part of these consolidated financial statements.

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended April 30,
	2010	2009	2008
	(In thousands, except per share amounts)

Sales	$173,749	$210,103	$244,259
Cost of Sales	105,982	121,775	142,549

Gross Margin	67,767	88,328	101,710

Operating Expenses:
Sales and Marketing	37,259	41,170	42,272
Research and Engineering	8,104	8,644	8,771
General and Administrative	25,182	29,506	33,888
Provision for Patent Litigation	—	29,000	—
Goodwill Impairment	—	2,764	—
Restructuring and Other Operating Charges, net	4,222	6,878	—

	74,767	117,962	84,931

Operating Income (Loss)	(7,000)	(29,634)	16,779
Interest Income	252	494	780
Interest Expense	(2,374)	(1,562)	(419)
Other (Expense), net	(1,111)	(614)	(1,846)

Income (Loss) Before Benefit for Income Taxes	(10,233)	(31,316)	15,294
Benefit for Income Taxes	2,844	8,230	6,617

Income (Loss) from Continuing Operations	(7,389)	(23,086)	21,911
Income (Loss) from Operations of Discontinued Operations, Net of Income Tax of $0, $0, and $230	(1,095)	(733)	443

Net Income (Loss)	$(8,484)	$(23,819)	$22,354

Basic Income (Loss) Per Share:
Income (Loss) from Continuing Operations	$(0.17)	$(0.61)	$0.59
Income (Loss) from Discontinued Operations	(0.02)	(0.02)	0.01

Net Income (Loss)	$(0.19)	$(0.63)	$0.60

Diluted Income (Loss) Per Share:
Income (Loss) from Continuing Operations	$(0.17)	$(0.61)	$0.58
Income (Loss) from Discontinued Operations	(0.02)	(0.02)	0.01

Net Income (Loss)	$(0.19)	$(0.63)	$0.59

The accompanying notes are an integral part of these consolidated financial statements.

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended April 30,
	2010	2009	2008
	(In thousands)

Cash Flows from Operating Activities:
Net Income (Loss)	$(8,484)	$(23,819)	$22,354
Adjustments to reconcile Net Income (Loss) to Cash Provided by (Used In) Operating Activities:
Depreciation and Amortization	5,725	4,343	3,974
Deferred Income Taxes	(4,131)	(9,264)	(10,931)
Provision for Slow Moving and Obsolete Inventory	733	675	1,307
Bad Debt Expense	813	1,225	1,805
Warranty Expense	3,367	3,415	3,589
Incentive Stock Compensation Expense	1,911	1,724	695
Unrealized Foreign Exchange Currency Losses (Gains)	(66)	1,571	2,904
Provision for Patent Litigation	—	29,000	—
OMAX Termination Charge	3,219	—	—
Goodwill Impairment	—	2,764	—
Indemnification Charge	1,175	—	—
Interest Accretion on Subordinated Notes	735	—	—
Realized Foreign Exchange Loss on Liquidation of Dormant Foreign Entities	1,277	—	—
Write-off and Amortization of Debt Issuance Costs	253	879	—
Write-off of Previously Deferred Direct Transaction Fees	—	3,767	—
Excess Tax Benefits from Exercise of Stock Options	—	—	(291)
Premium on Warrant Repurchase	—	—	629
Other	112	539	738
Changes in Operating Assets and Liabilities:
Receivables	(3,547)	(1,392)	(6,121)
Inventories	(1,702)	5,044	(2,894)
Other Operating Assets	(1,713)	(316)	2,066
Accounts Payable	6,816	(10,494)	790
Accrued Payroll and Related Liabilities	389	(2,655)	2,027
Deferred Revenue	(628)	(107)	(389)
Customer Deposits	2,644	(784)	(1,671)
Release of Funds from Escrow	17,000	—	—
Payment for OMAX Termination	(2,000)	—	—
Payment for Patent Litigation Settlement	(15,000)	(8,000)	—
Other Operating Liabilities	(5,071)	(4,579)	(6,610)

Cash Provided by (Used in) Operating Activities	3,827	(6,464)	13,971

Cash Flows From Investing Activities:
Expenditures for Property and Equipment	(9,196)	(8,150)	(5,748)
Expenditures for Intangible Assets	(773)	(782)	(555)
Proceeds from Sale of Short-term Investments	—	—	773
Proceeds from Sale of Property and Equipment	4,685	195	254
Payments for Contemplated OMAX Acquisition	—	(13,336)	(7,430)
Payments for Dardi Investment	—	(3,604)	(78)
Restricted Cash	(403)	(78)	(142)
Other	—	217	—

Cash Used in Investing Activities	(5,687)	(25,538)	(12,926)

Cash Flows from Financing Activities:
Repayments on Senior Credit Agreement	(32,091)	(2,000)	—
Borrowings on Senior Credit Agreement	19,441	15,000	—
Repayments Under Notes Payable	—	—	(6,616)
Borrowings Under Notes Payable	—	1,264	1,106
Repayments Under Other Financing Arrangements	(1,398)	(487)	(101)
Borrowings Under Other Financing Arrangements	—	1,497	319
Payments of Long-Term Obligations	(4,214)	(781)	(785)
Proceeds from Exercise of Stock Options	—	—	1,198
Excess Tax Benefits from Exercise of Stock Options	—	—	291
Proceeds from Issuance of Common Stock, net of Issuance Costs	17,199	—	—
Payments for Debt Issuance Costs	(607)	(1,364)	—
Payments for Warrants Repurchase	—	—	(3,010)

Cash Provided by (Used in) Financing Activities	(1,670)	13,129	(7,598)

Effect of Changes in Exchange Rates	(220)	(109)	(2,636)
Increase (Decrease) in Cash And Cash Equivalents	(3,750)	(18,982)	(9,189)
Cash and Cash Equivalents at Beginning of Year	10,117	29,099	38,288

Cash and Cash Equivalents at End of Year	$6,367	$10,117	$29,099

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Year for:
Interest	$1,142	$1,419	$341
Income Taxes	1,160	2,557	6,961
Supplemental Disclosures of Noncash Investing and Financing Activities
Accounts Payable incurred to acquire Property and Equipment, and Intangible Assets	516	2,352	745
Accrued Liabilities incurred for Pending Acquisition	—	—	445

The accompanying notes are an integral part of these consolidated financial statements.

FLOW INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

					Accumulated
	Common Stock		Capital in		Other	Total
		Par	Excess	(Accumulated	Comprehensive	Shareholders’
	Shares	Value	of Par	Deficit)	Income (Loss)	Equity
				(In thousands)

Balances, May 1, 2007	37,268	$367	$139,207	$(69,395)	$(8,955)	$61,224
Cumulative effect upon adoption of FIN 48				(543)		(543)
Components of Comprehensive Income in 2008:
Net Income				22,354		22,354
Defined Benefit Pension Plan Adjustment, net of Income Tax of $25					(80)	(80)
Cumulative Translation Adjustment, net of Income Tax of $764					3,305	3,305

Total Comprehensive Income						25,579

Exercise of Options	252	3	1,195			1,198
Tax Benefit from Exercise of Stock Options			291			291
Repurchase of Warrants			(2,380)			(2,380)
Stock Compensation	70	1	694			695

Balances, April 30, 2008	37,590	$371	$139,007	$(47,584)	$(5,730)	$86,064
Components of Comprehensive Income in 2009:
Net Loss				(23,819)		(23,819)
Defined Benefit Pension Plan Adjustment, net of Income Tax Benefit of $(56)					200	200
Cumulative Translation Adjustment, net of Income Tax Benefit of ($256)					(1,362)	(1,362)

Total Comprehensive Income						(24,981)

Stock Compensation	115	1	1,627			1,628

Balances, April 30, 2009	37,705	$372	$140,634	$(71,403)	$(6,892)	$62,711

Components of Comprehensive Loss:
Net Loss				(8,484)		(8,484)
Defined Benefit Pension Plan Adjustment, net of Income Tax of $6					89	89
Realization of Foreign Currency Translation Losses from the Liquidation of Dormant Entities					1,277	1,277
Cumulative Translation Adjustment, net of Income Tax of $190					967	967

Total Comprehensive Loss						(6,151)

Sale of Common stock at $2.10 per share, net of Stock Issuance Costs of $1.7 million	8,999	90	17,109			17,199
Stock Compensation	223	3	1,862			1,865

Balances, April 30, 2010	46,927	$465	$159,605	$(79,887)	$(4,559)	$75,624

The accompanying notes are an integral part of these consolidated financial statements.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three-year period ended April 30, 2010
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

Operations and Segments

Flow International Corporation (“Flow” or the “Company”) designs, develops, manufactures, markets, installs and services ultrahigh-pressure waterjet technology, and is a leading provider of robotics and assembly equipment. Flow’s ultrahigh-pressure water pumps pressurize water from 40,000 to 94,000 pounds per square inch (psi) and are integrated with water delivery systems so that water can be used to cut or clean material. Flow’s products include both standard and specialized waterjet cutting and surface preparation and cleaning systems. In addition to ultrahigh-pressure water systems, the Company provides automation and articulation systems. The Company provides technologically-advanced, environmentally-sound solutions to the manufacturing, industrial and marine cleaning markets.

The Company reports its operating results to the chief operating decision maker based on market segments which is consistent with management’s long-term growth strategy. The Company’s reportable segments are Standard and Advanced. The Standard segment includes sales and cost of sales related to the Company’s cutting and cleaning systems using ultrahigh-pressure water pumps as well as parts and services to sustain these installed systems. Systems included in this segment do not require significant custom configuration. The Advanced segment includes sales and cost of sales related to the Company’s complex aerospace and application systems which require specific custom configuration and advanced features to match unique customer applications as well as parts and services to sustain these installed systems.

Financial information about the Company’s segments is included in Note 17 — Business Segments and Geographic Information.

Foreign Currency Translation

The local currency is the functional currency for all operations outside of the United States. Assets and liabilities are translated at the exchange rate in effect as of our balance sheet date. Revenues and expenses are translated at the average monthly exchange rates throughout the year. The effects of exchange rate fluctuations in translating assets and liabilities of international operations into U.S. dollars are accumulated and reflected as a cumulative translation adjustment in the accompanying Consolidated Statements of Stockholders’ Equity. Transaction gains and (losses) are included in net income (loss).

Net realized and unrealized foreign exchange gains and (losses) included in Other Income (Loss) for each of the respective years ended April 30, 2010, 2009 and 2008 were:

	Year Ended April 30,
	2010	2009	2008

Net Realized Foreign Exchange Gains (Losses)	$(1,215)	$74	$1,759
Net Unrealized Foreign Exchange Gains (Losses)	66	(1,571)	(2,904)

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates

The Company prepares its consolidated financial statements in conformity with U.S. generally accepted accounting principles. This requires management to make estimates and assumptions during its reporting periods and at the date of its financial statements. These estimates and assumptions affect the Company’s:

•	reported amounts of assets, liabilities and equity;

•	disclosure of contingent assets and liabilities at the date of the financial statements; and

•	reported amounts of revenues and expenses during the reporting periods.

Actual results could differ from those estimates and assumptions.

Accounting Changes Implemented in Fiscal Year 2010

Accounting Standards Codification — In June 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 105, formerly SFAS No. 168, “The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162”. This Statement established the FASB Accounting Standards Codification (“ASC”), along with rules and interpretive releases of the U.S. Securities and Exchange Commission under authority of federal securities laws, as the source of authoritative generally accepted accounting principles (“GAAP”) in the United States. The Statement was effective for interim and annual reporting periods ending after September 15, 2009, which was October 31, 2009 for the Company. The Company conformed to the FASB Accounting Standards Codification when referring to GAAP in the Quarterly Report on Form 10-Q for the interim period ended October 31, 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on the Company’s consolidated financial statements.

Business Combinations — In December 2007, the FASB issued new guidance on business combinations which significantly changed the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under the new guidance, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period impact income tax expense. The guidance was effective for fiscal years beginning after December 15, 2008. We adopted the guidance on May 1, 2009, which changed our accounting treatment for business combinations on a prospective basis. Under this standard, the Company expensed $3.8 million of previously deferred direct transaction costs which had been capitalized as part of the contemplated acquisition cost of OMAX Corporation (“OMAX”) in the fourth quarter of its fiscal year 2009 as it was deemed probable that the contemplated merger with OMAX would not close prior to the adoption of the new guidance on May 1, 2009. This amount was included in the Restructuring and Other line item on the Consolidated Statement of Operations for the year ended April 30, 2009.

Noncontrolling Interests — In December 2007, the FASB issued new guidance on noncontrolling interests in consolidated financial statements. The guidance changed the accounting and reporting for minority interests, which must be recharacterized as noncontrolling interests and classified as a component of shareholders’ equity. This consolidation method significantly changed the treatment of transactions with minority interest holders. The provisions of this standard were to be applied prospectively with the exception of the presentation and disclosure, which are to be applied for all prior periods presented in the financial statements. The adoption of this standard had no impact on the Company’s consolidated financial statements.

Fair Value and Other-Than-Temporary Impairments — In September 2006, the FASB issued new guidance which defined fair value, established a framework for measuring fair value in accordance with GAAP and expanded disclosures about fair value measurements. The Company adopted this guidance on May 1, 2008 for all financial assets and liabilities and on May 1, 2009 for all nonfinancial assets and liabilities.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2009, the FASB issued new guidance intended to provide additional application guidance and require enhanced disclosures regarding fair value measurements and impairments of securities. This new guidance relates to determining fair value when the volume and level of activity for the asset or liability have significantly decreased, identifying transactions that are not orderly and provides additional guidelines for estimating fair value in accordance with pre-existing guidance on fair value measurements. The new guidance on recognition and presentation of other-than-temporary impairments provides additional guidance related to the disclosure of impairment losses on securities and the treatment of impairment losses on debt securities, but does not amend existing guidance related to other-than-temporary impairments of equity securities. Lastly, new guidance on interim disclosures about the fair value of financial instruments increases the frequency of fair value disclosures. The new guidance was effective for fiscal years and interim periods ended after June 15, 2009. The Company adopted the new guidance in the first quarter of fiscal year 2010, and has included the additional required disclosures about the fair value of financial instruments and valuation techniques in Note 12 — Fair Value of Financial Instruments.

Subsequent Events — In May 2009, the FASB issued new guidance on the treatment of subsequent events which was intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this new guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that occurred for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions that occurred after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This new guidance was effective for fiscal years and interim periods ended after June 15, 2009, and was to be applied prospectively. The Company adopted and applied the provisions of the new guidance in the second quarter of fiscal year 2010.

In February 2010, subsequent to the adoption of the new guidance discussed above, the FASB issued updated guidance on subsequent events, amending the May 2009 guidance. This updated guidance revised various terms and definitions within the guidance and requires the Company, as an “SEC filer,” to evaluate subsequent events through the date the financial statements are issued, rather than through the date the financial statements are available to be issued. Furthermore, the Company is no longer required to disclose the date through which subsequent events have been evaluated. The updated guidance was effective immediately upon issuance. In preparing the accompanying consolidated financial statements, the Company evaluated the period from May 1, 2010 through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

Accounting for Certain Key Items

This section provides information about how the Company accounts for certain key items related to:

•	capital investments;

•	financing its business; and

•	operations

Policies related to Capital Investments

Valuation of Cost Method Investments

The Company evaluates its cost method investments for impairment on a quarterly basis in accordance with ASC 325, Cost Method Investments (“ASC 325”), which specifically addresses accounting for cost method investments subsequent to initial measurement. An impairment charge is recorded whenever a decline in value of an investment below its carrying amount is determined to be other-than-temporary. In determining

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

if a decline is other-than-temporary, factors such as the length of time and extent to which the fair value of the investment has been less than the carrying amount of the investment, the near-term and longer-term operating and financial prospects of the affiliate and the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery are considered.

Intangible Assets

Intangible assets consist of acquired and internally developed patents and trademarks. Trademarks have an indefinite life and are not amortized. The Company capitalizes application fees, license fees, legal and other costs of successfully defending a patent from infringement. The remaining costs are expensed as incurred. Patents are amortized on a straight-line basis over the legal life of the underlying patents. The weighted average amortization period for patents is 20 years.

Impairment of Long-Lived Assets

The Company routinely considers whether indicators of impairment of its property and equipment assets, particularly its manufacturing equipment, are present. Factors considered include, but are not limited to, significant underperformance relative to historical or projected operating results; significant changes in the manner of use of long-lived assets or the strategy for the overall business; and significant negative industry or economic trends. If such indicators are present, the Company determines whether the sum of the estimated undiscounted cash flows attributable to the asset group in question is less than their carrying value. For purposes of impairment testing, long-lived assets are grouped at the component level, which for the Company is by regional locations, as this is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If the sum of the undiscounted cash flows attributable to the asset group is less than the carrying value of the asset group, an impairment loss is recognized based on the excess of the carrying value of the asset group over its respective fair value. Fair value is determined by discounting estimated future cash flows, appraisals or other methods deemed appropriate. If the asset group determined to be impaired is to be held and used, the Company recognizes an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset group is less than the assets’ carrying value. The fair value of the assets then becomes the assets’ new carrying value, which is depreciated over the remaining estimated useful life of the assets.

The Company concluded that there were no long-lived impairment indicators in each of the fiscal years ended April 30, 2010 and 2008 following an analysis of operating results and consideration of other significant events or changes in the business environment. The Company will continue to monitor circumstances and events in future periods to determine whether asset impairment testing is warranted based on the existence of one or more of the above impairment indicators.

Based on a combination of factors, including the economic environment which resulted in a significant decline in the results of the Company’s operations and a sustained period of decline in its market capitalization, the Company recorded a goodwill impairment charge of $2.8 million in fiscal year 2009. In connection with these triggering events for goodwill, the Company reviewed its long-lived assets during fiscal year 2009 and determined that none of its long-lived asset groups were impaired. The determination was based on reviewing estimated undiscounted cash flows for the Company’s asset groups.

When an undiscounted cash flow assessment is performed, as was the case in fiscal year 2009, the evaluation of the recoverability of long-lived assets requires the Company to make significant estimates and assumptions. The principal assumptions utilized in the Company’s fiscal year 2009 estimated undiscounted cash flows for long-lived assets include (a) revenue growth rates ranging from -10% to 10% and (b) operating profit ranging from -5% to 15%. For this analysis, the negative revenue and operating profit growth rates were considered in the near term for certain asset groups based on current economic conditions present at the time the impairment assessment was performed. Revenue growth rate and operating profit assumptions are

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consistent with those utilized in the Company’s operating plan and long-term financial planning process. Methodologies used for valuing the Company’s long lived assets have not changed from prior periods.

A 10% change in the estimates and assumptions used to calculate the estimated undiscounted cash flows, which is a reasonable change in the Company’s assumptions, did not result in a shortfall of the sum of the estimated undiscounted cash flows against carrying value for any of its asset groups.

Internally Developed Software

The Company accounts for internally developed software, primarily its Enterprise Resource Planning (“ERP”) system, based on three distinct stages. The first stage, the preliminary project stage, includes the conceptual formulation, design and testing of alternatives. All costs incurred in this first stage are expensed as incurred. During the second phase, all costs incurred until the software is substantially complete and ready for use, including all necessary testing, are capitalized. Capitalized costs during this phase include external direct costs of materials and services consumed in developing and obtaining internal-use computer software and the payroll and payroll-related costs for employees who are directly associated with and who devote time to developing the internal-use computer software. The final stage, the implementation stage, includes the activities associated with placing a software project into service. All costs related to this implementation stage are expensed as incurred. Capitalized costs are amortized when the software is ready for its intended use on a straight-line basis over the estimated life of the software.

Policies related to Financing the Company’s Business

Financial Instruments

The carrying amount of cash and cash equivalents, receivables, accounts payable, accrued expenses, and customer deposits approximate fair value due to their relatively short maturities. Debt and notes payable reflect a market rate of interest, as such recorded amounts approximate fair value.

Derivative Financial Instruments

The Company selectively utilizes forward exchange rate contracts to hedge its exposure to adverse exchange rate fluctuations on foreign currency denominated accounts receivable and accounts payable (both trade and inter-company). These forward contracts have typically not been designated as hedges. At the end of each month, the Company marks the outstanding forward contracts to market and records an unrealized foreign exchange gain or loss for the mark-to-market valuation. As of April 30, 2010, the Company did not have any open forward contracts. The effect of derivative instruments on the Consolidated Statement of Operations is discussed further in Note 12 — Fair Value of Financial Instruments.

Cash and Cash Equivalents

The Company considers highly liquid short-term investments with original maturities from the date of purchase of three months or less, if any, to be cash equivalents. The Company’s cash consists of demand deposits in large financial institutions. At times, balances may exceed federally insured limits. Cash balances which are not available for general corporate purposes are classified as restricted cash and are primarily related to cash which collateralizes commercial letters of credit.

Policies related to Operations

Revenue Recognition

The Company sells ultrahigh-pressure waterjet systems. Sales of waterjet systems within the Standard segment are primarily related to the Company’s cutting and cleaning systems using ultrahigh-pressure water

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company recognizes revenue for sales of ultrahigh-pressure waterjet pumps, consumables, and services, and billing for freight charges, when persuasive evidence of an arrangement exists, title and risk of loss have passed to the customer, the price is fixed or determinable, and collectability is reasonably assured.

Unearned revenue is recorded for products or services that have not been provided but have been invoiced under contractual agreements or paid for by a customer, or when products or services have been provided but all the criteria for revenue recognition have not been met.

The Company recognizes revenue for delivered elements only when the delivered elements have standalone value, fair values of undelivered elements are known, uncertainties regarding customer acceptance are resolved, and there are no customer-negotiated refund or return rights affecting the revenue recognized for delivered elements. For contract arrangements that combine deliverables such as systems with embedded software, and installation, each deliverable is generally considered a separate unit of accounting or element. The consideration received is allocated among the separate units of accounting based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units. In cases where there is objective and reliable evidence of the fair value of the undelivered item in an arrangement but no such evidence for the delivered item, the residual method is used to allocate the arrangement consideration.

In general, sales of the Company’s waterjet systems within its Standard segment are FOB shipping point or FOB destination, depending on geographical location, and the title passes to the customer based on the specific terms in each contract.

For complex aerospace and application systems designed and manufactured to buyers’ specification, the Company recognizes revenue using the percentage of completion method. Typical lead times can range from two to 18 months. Sales and profits on such contracts are recorded based on the ratio of total actual incurred costs to date to the total estimated costs for each contract (the “cost-to-cost” method). Management reviews these estimates as work progresses and the effect of any change in cost estimates is reflected in the calculation of the expected margin and the percent complete. If the contract is projected to create a loss, the entire estimated loss is recognized in the period such loss first becomes known. Accounting for the profit on a contract requires (1) the total contract value, (2) the estimated total cost to complete which is equal to the sum of the actual incurred costs to date on the contract and the estimated costs to complete the scope of work, and (3) the measurement of progress towards completion. The estimated profit or loss on a contract is equal to the difference between the contract value and the estimated total cost to completion. If the contract is projected to create a loss, the entire estimated loss is recognized in the period such loss first becomes known. Adjustments to original estimates may be required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. For contract modifications supported by a change in contract price, profit on such contract modifications are only recognized upon receipt of a signed contract amendment and only in the proportion of such contract’s progress towards completion. For modifications not supported by a change in contract price, those additional costs are treated as contract costs and charged to expense in the proportion of such contract’s progress towards completion. A number of internal and external factors affect the Company’s cost of sales estimates, including material costs, labor rates and efficiency variances and installation and testing requirements. While management believes that the Company’s historical experience provides a sound basis for its estimates, actual results may differ from management’s estimates.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shipping revenues and expenses are recorded in revenue and cost of goods sold, respectively.

Cost of Sales

Cost of sales are generally recognized when products are shipped or services are delivered. In the case of waterjet systems, cost of sales for delivered systems are generally recognized in the period when the revenue for all or portion of the waterjet system sale is recognized. Cost of sales includes direct and indirect costs associated with the manufacture, installation and service of the Company’s systems and consumable parts sales, including estimated future warranty obligations. Direct costs include material and labor, while indirect costs include, but are not limited to, depreciation, inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other costs of the Company’s distribution network.

Advertising Expense

The Company recognizes advertising expense as incurred including costs to promote its brands. For the respective years ended April 30, 2010, 2009 and 2008, the Company’s advertising expense was $538,000, $1.2 million and $1.2 million.

Inventories

Inventories are stated at the lower of cost or market. Costs included in inventories consist of materials, labor and manufacturing overhead, which are related to the purchase or production of inventories. The Company uses the first-in, first-out method or average cost method to determine its cost of inventories.

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

The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event the Company was to determine that it would not be able to realize its deferred income tax assets in the future in excess of its net recorded amount, the Company would make an adjustment to the valuation allowance which would increase the provision for income taxes.

The Company’s income tax returns, like those of most companies, are periodically audited by U.S. federal, state and local and foreign tax authorities. These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities. In evaluating the tax benefits associated with the Company’s various tax filing positions, the Company records a tax benefit for uncertain tax positions using the highest cumulative tax benefit that is more likely than not to be realized. A number of years may elapse before a particular matter, for which a liability has been established, is audited and effectively settled. The Company adjusts its liability for unrecognized tax benefits in the period in which it determines the issue is effectively settled with the tax authorities, the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available.

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

The Company makes use of foreign exchange contracts to cover material transactions denominated in other than the functional currency of the relevant business unit. Credit risks are mitigated by the diversity of customers in the Company’s customer base across many different geographic regions and performing creditworthiness analyses on such customers.

The Company’s largest customer in the Advanced segment accounted for approximately 11% of consolidated sales in fiscal year 2010. No single customer accounted for 10% or more of sales during any of the respective years ended April 30, 2009 and 2008.

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

Product Liability

The Company is obligated under terms of its product liability insurance contracts to pay all costs up to deductible amounts. These costs are reported in General and Administrative expenses and include insurance, investigation and legal defense costs when such amounts are reasonably estimable. Please refer to Note 13 — Commitments and Contingencies for a description of any material product liability claims and litigation.

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

The Company’s annual Plan Cost was approximately $2.9 million in each of the respective years ending April 30, 2010, 2009 and 2008, and the liability, including IBNR, recorded in Accrued Payroll and Related Liabilities, was $325,000 and $314,000 as of April 30, 2010 and 2009, respectively.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research and Engineering

The majority of research and engineering expenses are related to research and development efforts undertaken by the Company which are expensed as incurred. Research and development expenses were $8.1 million, $8.6 million and $8.3 million for fiscal year 2010, 2009 and 2008.

Stock Based Compensation

The Company measures the fair value of share-based awards on the dates they are granted or modified. The Company estimates the grant-date fair value of awards using the Black-Scholes option valuation model, recognizing the stock-based compensation expense on a straight-line basis over the requisite service period, and adjusted for forfeitures expected to occur over the vesting period of the award. Refer to Note 15 — Stock-Based Compensation for further information related to the Company’s stock compensation plans.

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

Premium payments for insurance coverage that this related entity passes on to the insurance underwriters have totaled $1.6 million, $1.8 million and $1.9 million for the respective years ended April 2010, 2009 and 2008. These amounts included commissions of $197,000, $346,000 and $137,000, in each of the respective fiscal years.

As of April 30, 2010, the Company owed $278,000 to the related entity which is included in Other Accrued Liabilities balance on the Consolidated Financial Statements.

Note 2 —	Recently Issued Accounting Pronouncements

In September 2009, the FASB ratified the consensuses reached by the EITF regarding multiple-deliverable revenue arrangements The new guidance:

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

This new guidance applies to multiple-deliverable revenue arrangements that contain both software and hardware elements, focusing on determining which revenue arrangements are within the scope of software revenue guidance. This new guidance removes tangible products from the scope of the software revenue

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue guidance. The accounting guidance should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal year 2012. Alternatively, an entity can elect to adopt the provisions of these issues on a retrospective basis. The Company is currently assessing the potential impact that the application of the new revenue guidance may have on its consolidated financial statements and disclosures.

Note 3 —	Restructuring Activities and Other

During fiscal year 2009, the Company implemented initiatives to improve its cost structure, better utilize overall capacity and improve general operating efficiencies. Based on the continued deterioration in general economic conditions, the Company expanded its restructuring activities in fiscal year 2010 in order to improve performance and better position the Company for current market conditions and longer-term growth. During the respective years ended April 30, 2010 and 2009, the Company recorded $1.0 million and $6.8 million related to these restructuring activities. The restructuring charges recorded in fiscal year 2010 were net of a $600,000 credit related to the gain recognized on the sale of the Company’s building in Hsinchu, Taiwan discussed in Note 8 — Property and Equipment. There are no further planned restructuring activities as of April 30, 2010.

The Company recorded a $6 million charge pursuant to the provisions of an amended Merger Agreement with OMAX, net of a $2.8 million discount on two subordinated notes issued to OMAX in fiscal year 2010. Refer to further detail in Note 18 — Provision for Patent Litigation and Termination of OMAX Merger Agreement.

In fiscal year 2009, under ASC 805, “Business Combinations”, the Company expensed $3.8 million of previously deferred direct transaction costs which had been capitalized as part of the contemplated acquisition cost of OMAX as it was deemed probable that the contemplated merger with OMAX would not close prior to the adoption of ASC 805 on May 1, 2009.

The following table summarizes the Company’s restructuring and other operating charges, net:

	Year Ended April 30,
	2010	2009

Severance and termination benefits	$1,604	$2,339
Lease termination costs and long-lived assets impairment charge	—	187
Inventory write-down	—	144
Gain on sale of building	(601)	—
Merger termination charge	3,219	—
OMAX direct transaction fees	—	3,767

	$4,222	$6,437

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Company’s restructuring activity:

Consolidated

Balance, May 1, 2008	$—
Restructuring Charges	2,670
Cash Payments	(2,344)
Other	(144)

Balance, April 30, 2009	$182
Restructuring Charges	1,604
Cash Payments	(1,631)

Balance, April 30, 2010	$155

Note 4 —	Discontinued Operations

The Company recorded a charge of $1.2 million for the year ended April 30, 2010 as an adjustment to the loss on the disposal of the Avure Business, which was reported as discontinued operations for the year ended April 30, 2006. Refer to further discussion on this charge in Note 13 — Commitments and Contingencies.

In fiscal year 2009, the Company shut down its CIS Technical Solutions division (“CIS” division), which provided technical services to improve the productivity of automated assembly lines and would have been reported as part of the Advanced segment. As a result of this action, the Company recognized $789,000 in total closure costs during fiscal 2009, which was comprised of $520,000 in employee termination benefits and $323,000 of facility closure costs, net of $54,000 proceeds from the sale of divisional assets. All of the severance costs for the CIS division were paid out as of April 30, 2010.

The Company has classified the financial results of its CIS division as discontinued operations in the Consolidated Statements of Operations for all periods presented. The Consolidated Balance Sheets as of April 30, 2010 and 2009 and the Consolidated Statements of Cash Flows for the respective years ended April 30, 2010, 2009 and 2008 do not reflect discontinued operations treatment for the CIS division as the related amounts are not material.

Summarized financial information for this discontinued operation for the respective years ended April 30, 2009 and 2008 is set forth below:

	Year Ended April 30,
	2009	2008

Sales	$1,605	$4,107
Income (Loss) before provision for income taxes	(733)	673
(Provision) for income taxes	—	(230)

Income (Loss) from operations of discontinued operations	$(733)	443

Note 5 —	Basic and Diluted Income (Loss) per Share

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

The following table sets forth the computation of basic and diluted income (loss) per share:

	Year Ended April 30,
	2010	2009	2008

Numerator:
Income (Loss) from continuing operations	$(7,389)	$(23,086)	$21,911

Denominator:
Denominator for basic income (loss) per share — weighted average shares	43,567	37,627	37,421
Dilutive potential common shares from employee stock options	—	—	147
Dilutive potential common shares from stock compensation plans	—	—	325

Denominator for diluted income (loss) per share — weighted average shares and assumed conversions	43,567	37,627	37,893

Basic income (loss) per share from continuing operations	$(0.17)	$(0.61)	$0.59
Diluted income (loss) per share from continuing operations	$(0.17)	$(0.61)	$0.58

There were 888,780, 1,201,365, and 617,760 potentially dilutive common shares from employee stock options and stock units which have been excluded from the diluted weighted average share denominator for the respective years ended April 30, 2010, 2009 and 2008 as their effect would be anti-dilutive.

Note 6 —	Receivables

Receivables, net as of April 30, 2010 and 2009 consisted of the following:

	April 30,
	2010	2009

Trade Accounts Receivable	$23,717	$25,304
Unbilled Revenues	13,184	9,033

	36,901	34,337
Less Allowance for Doubtful Accounts	(1,152)	(2,234)

Receivables, net	$35,749	$32,103

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

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 —	Inventories

Inventories as of April 30, 2010 and 2009 consisted of the following:

	April 30,
	2010	2009

Raw Materials and Parts	$11,895	$11,806
Work in Process	2,188	1,762
Finished Goods	8,420	7,912

Inventories, net	$22,503	$21,480

Note 8 —	Property and Equipment

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

In fiscal year 2010, the Company sold its building in Hsinchu, Taiwan, receiving $4.7 million from the proceeds of the sale, and simultaneously entered into a lease agreement for an insignificant portion of the building for a one-year period, which has been treated as an operating lease. This sale concluded the Company’s overall efforts to consolidate its manufacturing activities. The Company recorded a gain of approximately $600,000 from the sale of the building, after paying closing costs and other adjustments. The gain was recorded in Restructuring and Other Operating Charges in the Company’s Condensed Consolidated Statement of Operations in fiscal year 2010.

The carrying value of the Company’s Property and Equipment and estimated service lives as of April 30, 2010 and 2009 were as follows:

		April 30,
	Range of Lives	2010	2009

Land	N/A	$468	$468
Buildings and Leasehold Improvements	19-30	5,083	10,266
Machinery and Equipment	3-11	25,116	24,014
Furniture and Fixtures	3-9	2,833	2,667
Enterprise Resource Planning System	5	10,625	—
Construction in Progress(i)		1,710	6,710

		45,835	44,125
Less Accumulated Depreciation and Amortization		(24,066)	(21,142)

Property and Equipment, net		$21,769	$22,983

(i)	Included in the Company’s Construction in Progress balance for the respective years ended April 30, 2010 and 2009, was $1.3 million and $6.2 million related to its ERP system. The Company placed $10.6 million of its ERP system into service in October 2009 when it was implemented in one of the Company’s geographic locations.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation expense for the respective years ended April 30, 2010, 2009 and 2008 was $5.3 million, $3.9 million, and $3.6 million. Assets held under capitalized leases and included in property and equipment were $324,000 and $1.9 million as of April 30, 2010 and 2009. Accumulated depreciation on these assets was $245,000 and $255,000 as of April 30, 2010 and 2009, respectively.

Note 9 —	Intangible Assets

The Company capitalizes application fees, license fees, legal and other costs of successfully defending a patent from infringement. The remaining costs are expensed as incurred.

The components of the Company’s finite lived intangible assets consisted of the following:

	April 30,
	2010	2009

Patents	$5,408	$5,849
Less Accumulated Amortization	(1,774)	(2,146)

Patents, net	$3,634	$3,703

Patents are amortized on a straight-line basis over the legal life of the underlying patents. The weighted average amortization period for patents is 20 years.

Intangible assets with indefinite lives consisted of the following:

	April 30,
	2010	2009

Trademarks	$870	$753

Amortization expense for intangible assets with definite lives for continuing operations for the respective years ended April 30, 2010, 2009 and 2008 amounted to $425,000, $365,000 and $282,000. The estimated annual amortization expense is $450,000 for continuing operations for each year through April 30, 2015.

Note 10 —	Pension and Other Post Retirement Benefits

The Company has a 401(k) savings plan in which employees may contribute a percentage of their compensation. At its discretion, the Company may make contributions based on employee contributions and length of employee service. There were no Company contributions made to the plan for the year ended April 30, 2010. Company contributions and expenses under the plan for the respective years ended April 30, 2009 and 2008 were $776,000 and $944,000.

The Company sponsors a defined benefit pension plan in Taiwan, which is governed by a local regulation: The Labor Standard Law (1986). As required by the Labor Standard Law, the Company must remit monthly 4% of the employee’s base salary into a designated investment account for the Pension Plan. The pension benefit an employee is entitled to equals two months’ salary with a maximum of 45 months’ salary, based upon years of service. An employee is eligible to withdraw their pension benefit upon 25 years of service, age 55 with 15 years of service, or age 60, if the employee is still employed by the Company upon retirement. If an employee terminates prior to retirement, the employee forfeits all accrued benefits under the Plan. Due to a change in Taiwanese law, all new employees hired after July 2005, are not subject to this plan, thus, the plan is frozen. The Company uses an April 30 measurement date for its plan.

All plan assets are deposited in an interest earning account. The amount of net periodic cost recognized in fiscal year 2010 and 2009 was $27,000 and $46,000, respectively. The accumulated benefit obligation, unrecognized net transition obligation, and unrecognized loss as of April 30, 2010 were $995,000, $16,000 and $27,000, respectively. The Company’s projected benefit payments under this plan over the next year are $258,000.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a reconciliation of the changes in the plan’s benefit obligations and fair value of plan assets for the two-year period ended April 30, 2010:

	Year Ended
	April 30,
	2010	2009

Changes in the Projected Benefit Obligation
Projected Benefit Obligation — beginning balance	$1,492	$1,815
Service Cost	28	37
Interest Cost	35	60
Actuarial (Gain)/Loss	(121)	(249)
Benefits Paid	(184)	—
Foreign Exchange Adjustment	103	(171)

Projected Benefit Obligation — ending balance	$1,353	$1,492

	Year Ended
	April 30,
	2010	2009

Changes in the Value of Plan Assets
Fair Value of Plan Assets — beginning balance	$1,188	$1,237
Actual Return on Plan Assets	19	27
Employer Contribution	28	47
Benefits Paid	(184)	—
Foreign Exchange Adjustment	84	(123)

Fair Value of Plan Assets — ending balance	$1,135	$1,188

Actuarial assumptions used to determine benefit obligations were as follows:

	Year Ended
	April 30,
	2010	2009

Discount rate	2.00%	2.25%
Expected rate of return on assets	2.00%	1.50%
Salary increase rate	3.00%	3.00%

Note 11 —	Long-Term Obligations and Notes Payable

The Company’s long-term obligations consisted of the following:

	April 30,	April 30,
	2010	2009

Long-term loan	$—	$1,879
Other financing arrangements	79	1,425

	79	3,304
Less current maturities	(61)	(1,367)

Long-term obligations	$18	$1,937

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The long-term loan as of April 30, 2009 was a variable rate loan collateralized by the Company’s building in Taiwan. This loan had an annual interest rate of 3.67% and was scheduled to mature in 2011. In fiscal year 2010, the Company paid off the entire balance outstanding under this loan with no prepayment penalty.

The Company leases certain office equipment under agreements that are classified as capital leases. In the second quarter of fiscal year 2010, the Company repaid the outstanding principal of $1.2 million on the majority of these capital leases as well as the total interest that would have accrued through the dates of maturity. The Company’s capital lease balance as of April 30, 2010 was $79,000, of which $61,000 is recorded in the Current Portion of Long-Term Obligations.

Notes payable balances consisted of the following:

	April 30, 2010	April 30, 2009

Senior Credit Facility	$350	$13,000
Revolving credit facilities in Taiwan	—	2,226

	$350	$15,226

Senior Credit Facility

On June 10, 2009, the Company amended its $40 million Senior Credit Facility Agreement which modified the maturity date of the line to June 10, 2011 as well as certain covenants that the Company is required to maintain.

In connection with the Company’s sale of common stock (refer to Note 14 — Shareholders’ Equity) the Company further amended its Senior Credit Facility Agreement in August 2009, which adjusted the financial covenants that it is required to maintain. The amendment eliminated the requirement to maintain a minimum Consolidated Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”). EBITDA based on trailing four quarters of $8 million. Under the amended covenants, the Company was required to maintain the following ratios in each of the fiscal year 2010 quarters:

	Maximum Consolidated		Minimum Fixed Charge
	Leverage Ratio(i)		Coverage Ratio(ii)

Fiscal Year 2010
First Quarter	3.25	x	2.0	x
Second Quarter	3.35	x	1.2	x
Third Quarter	3.50	x	1.2	x
Fourth Quarter	3.35	x	1.2	x

In fiscal year 2011, the Company will be required to maintain the following ratios:

	Maximum Consolidated		Minimum Fixed Charge
	Leverage Ratio(i)		Coverage Ratio(ii)

Fiscal Year 2011
First Quarter	2.75	x	2.0	x
Thereafter	2.50	x	2.0	x

(i)	Defined as the ratio of consolidated indebtedness, excluding the subordinated notes issued to OMAX, to consolidated adjusted EBITDA for the most recent four fiscal quarters.

(ii)	Defined as the ratio of consolidated adjusted EBITDA, less income taxes and maintenance capital expenditures, during the most recent four quarters to the sum of interest charges during the most recent four quarters and scheduled debt repayments in the next four quarters.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The revised covenants also require the Company to meet a liquidity test such that its consolidated indebtedness shall not exceed the total of 65% of the book value of its accounts receivable and 40% of the book value of its inventory.

A violation of any of the covenants above would result in event of default and accelerate the repayment of all unpaid principal and interest and the termination of any letters of credit. The Company was in compliance with all its financial covenants as of April 30, 2010, as amended.

All of the Company’s domestic assets, including certain interests in some foreign subsidiaries, are pledged as collateral under its Senior Credit Facility Agreement. Interest on the Line of Credit is based on the bank’s prime rate or LIBOR rate plus a percentage spread between 3.25% and 4.5% depending on whether it uses the bank’s prime rate or LIBOR rate and based on the Company’s current leverage ratio. The Company also pays an annual letter of credit fee equal to 3.5% of the amount available to be drawn under each outstanding stand-by letter of credit. The annual letter of credit fee is payable quarterly in arrears and varies depending on the Company’s leverage ratio.

As of April 30, 2010, the Company had $35.0 million available under its Line of Credit, net of $350,000 drawn against the Line of Credit, bearing interest at 5.25% per annum, and $4.6 million in outstanding letters of credit which reduce amounts available under the Senior Credit Facility Agreement. As of April 30, 2010, based on the Company’s maximum allowable leverage ratio, the incremental amount it could have borrowed under its Lines of Credit would have been approximately $14.5 million.

Revolving Credit Facility in Taiwan

There were no outstanding balances under the Company’s unsecured Taiwan credit facilities as of April 30, 2010. The total unsecured commitment for the Taiwan credit facilities totaled $2.8 million at April 30, 2010, bearing interest at 2.5% per annum.

Note 12 —	Fair Value of Financial Instruments

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company selectively utilizes forward exchange rate contracts to hedge its exposure to adverse exchange rate fluctuations on foreign currency denominated accounts receivable and accounts payable (both trade and inter-company). The Company records derivatives at fair value. Historically, such derivatives have consisted primarily of foreign currency forward contracts for which hedge accounting has not been applied. The Company has therefore marked such forward contracts to market with an unrealized gain or loss for the mark-to-market valuation. Such forward contracts were classified under Level 2 because such measurements are determined using published market prices or estimated based on observable inputs such as future exchange rates.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effect of derivative instruments on the Consolidated Statement of Operations for the respective years ended April 30, 2010, 2009 and 2008 was as follows:

The Effect of Derivative Instruments on the Statement of Operations
	Location of Gain or
Derivatives Not Designated as Hedging	(Loss) Recognized in	April 30,
Instruments Under Statement 133	Income on Derivative	2010	2009	2008

Foreign exchange forward contracts	Other Income (Expense )	$—	$1,232	$113

There were no open forward exchange contracts for the respective years ended April 30, 2010 and April 30, 2009. Accordingly, the Company had no financial assets and liabilities that qualified for fair value measurement and disclosure.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Nonfinancial nonrecurring assets and liabilities included on the Company’s Consolidated Balance Sheets consist of long-lived assets, including cost-method investments and long-term subordinated notes issued to OMAX, that are measured at fair value and tested and measured for impairment, when necessary.

Cost Method Investment

As of April 30, 2010, the carrying value of the Company’s investment in Dardi was $3.7 million. The fair value of the Company’s investment in Dardi was not estimated as there were no events or changes in circumstances that may have a significant adverse effect on the fair value of the investment, and the Company’s management determined that it was not practicable to estimate the fair value of the investment. Further, there are no quoted market prices for the Company’s investment, and sufficient information is not readily available for the Company to utilize a valuation model to determine its fair value without incurring excessive costs relative to the materiality of the investment. The Company’s cost method investment is evaluated, on at least a quarterly basis for potential other-than-temporary impairment, or when an event of change in circumstances has occurred, that may have a significant adverse effect on the fair value of the investment.

Impairment indicators the Company considers in each reporting period include the following: whether there has been a significant deterioration in earnings performance, asset quality or business prospects; a significant adverse change in the regulatory, economic, or technological environment; a significant adverse change in the general market condition or geographic area in which the investment operates; industry and sector performance; current equity and credit market conditions; any bona fide offers to purchase the investment for less than the carrying value; and factors that raise significant concern, such as negative cash flow from operations or working capital deficiencies. Since there is no active trading market for this investment, it is for the most part illiquid. Future changes in market conditions, the future performance of the investment, or new information provided by Dardi’s management could affect the recorded value of the investment and the amount realized upon liquidation. Due to the significant unobservable inputs, the fair value measurements used to evaluate impairment are a Level 3 input.

Subordinated Notes

In fiscal year 2010, the Company had an initial measurement of long-term subordinated notes issued to OMAX. These notes were issued to OMAX during the second quarter of fiscal year 2010. These subordinated notes do not trade in an active market and, therefore observable price quotations are not available. In the absence of observable price quotations, the fair value was determined based on a discounted cash flow model which incorporated the effects of the Company’s own credit risk in the fair value of the liability. The cash flow assumptions were based on the Company’s contractual cash flows and the anticipation that the Company will pay the debt according to its contractual terms and were considered Level 3 inputs. Specifically, in

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

calculating the fair value of these notes, the Company used a four-year maturity date of August 17, 2013 and a discount rate of 10% which is the rate at which management believes the Company can obtain financing of a similar nature from other sources. Since there have been no material changes in the Company’s financial condition and no material modifications to the subordinated notes, the estimated fair value of these notes approximates carrying value as of April 30, 2010. The carrying amount of these notes as of April 30, 2010 was $8.0 million.

The carrying values of the Company’s current assets and liabilities due within one-year approximate fair values due to the short-term maturity of these instruments.

Note 13 —	Commitments and Contingencies

The Company’s commitments and contingencies include:

•	Lease commitments;

•	Warranty obligations;

•	Product liability claims; and

•	Legal proceedings.

Lease Commitments

The Company rents certain facilities and equipment under non-cancelable agreements treated for financial reporting purposes as operating leases. The majority of leases currently in effect are renewable for periods of two to five years. Rent expense under these leases was approximately $3.2 million, $3.0 million and $3.0 million for the respective years ended April 30, 2010, 2009 and 2008.

Future minimum rents payable under operating leases for years ending April 30 are as follows:

2011	$3,031
2012	1,933
2013	968
2014	19
2015	8
2016 and thereafter	8

$5,967

Warranty Obligations

The Company’s estimated obligations for warranty, which are included as part of Costs of Sales on the Consolidated Statements of Operations, are accrued concurrently with the revenue recognized. The Company makes provisions for its warranty obligations based upon historical costs incurred for such obligations adjusted, as necessary, for current conditions and factors. Due to the significant uncertainties and judgments involved in estimating the Company’s warranty obligations, including changing product designs and specifications, the ultimate amount incurred for warranty costs could change in the near term from the current estimate. The Company believes that its warranty accrual as of April 30, 2010, which is included in the Other Accrued Liabilities line item on the Consolidated Balance Sheet, is sufficient to cover expected warranty costs.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the fiscal year 2010 and 2009 activity for the Company’s warranty accrual:

Accrued warranty balance as of May 1, 2008	$3,101
Accruals for warranties of fiscal year 2009 sales	3,415
Warranty costs incurred in fiscal year 2009	(4,093)

Accrued warranty balance as of April 30, 2009	2,423
Accruals for warranties of fiscal year 2010 sales	3,367
Warranty costs incurred in fiscal year 2010	(3,257)

Accrued warranty balance as of April 30, 2010	$2,533

Product Liability

Currently there are outstanding product liability claims arising out of the sale of current and former products of the Company. To minimize the financial impact of product liability claims, the Company purchases product liability insurance in amounts and under terms considered acceptable to management.

Management periodically evaluates the merit of all claims, including product liability claims, as well as considering unasserted claims. Recoveries, if any, may be realized from indemnitors, codefendants, insurers or insurance guaranty funds. Management believes its insurance coverage is adequate to satisfy any liabilities that are incurred.

Legal Proceedings

At any time, the Company may be involved in legal proceedings in addition to the Crucible and Collins and Aikman matters described below. The Company’s policy is to routinely assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after thoughtful analysis of each known issue and an analysis of historical experience. The Company records reserves related to legal matters for which it is probable that a loss has been incurred and the range of such loss can be estimated. With respect to other matters, management has concluded that a loss is only reasonably possible or remote and, therefore, no liability is recorded. Management discloses the facts regarding material matters assessed as reasonably possible and potential exposure, if determinable. Costs incurred defending claims are expensed as incurred.

In litigation arising out of a June 2002 incident at a Crucible Metals’ (“Crucible”) facility, the Company’s excess insurance carrier notified the Company that it would contest its obligation to provide coverage for the property damage. The carrier has settled the original claims relating to this incident for a total of approximately $3.4 million, as compared to the original claims sought of approximately $7.0 million. The Company intends to vigorously contest the carrier’s claim; however, the ultimate outcome or likelihood of this specific claim cannot be determined at this time and an unfavorable outcome ranging from $0 to $3.4 million is reasonably possible.

In June 2007, the Company received a claim seeking the return of approximately $1 million paid by Collins and Aikman Corporation, a customer, as preference payments. The Company vigorously contested this claim and ultimately settled this matter in fiscal year 2010 for $120,000.

Other Legal Proceedings — For matters other than those described above, the Company does not believe that any of its other legal proceedings will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Claims or Assessments

In fiscal year 2009, the Company was notified by the Purchaser of its Avure Business (“Purchaser”), which was reported as a discontinued operation for the year ended April 30, 2006, that the Swedish Tax Authority was conducting an audit which included periods during the time that the Company owned the subsidiary. Pursuant to an agreement with the purchaser, the Company had made commitments to indemnify various liabilities and claims, including any tax matters when it owned the business. The Swedish tax authority concluded its audit and issued a final report in November 2009 asserting that Avure owes 19.5 million Swedish Krona in additional taxes, penalties and fines. In April 2010, the Company filed an appeal to contest the findings by the Swedish Tax Authority. While the Company intends to continue contesting the findings, an equivalent of $1.2 million was accrued in fiscal year 2010 related to the periods during which it owned Avure. This amount was accounted for as an adjustment to the loss on the disposal of the Avure Business and is reported as a charge to discontinued operations in the Company’s Consolidated Statement of Operations. The balance of the accrued liability will fluctuate period over period with changes in foreign currency rates until such time as the matter is ultimately resolved.

Note 14 —	Shareholders’ Equity

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

Change to Authorized Stock

In September 2009, the Company filed Articles of Amendment of Restated Articles of Incorporation with the Washington Secretary of State (the “Articles of Amendment”). Prior to the filing of the Articles of Amendment, the Restated Articles of Incorporation of the Company provided for the authorization of two classes of stock, consisting of 49,000,000 shares designated as common stock, and 1,000,000 shares designated as preferred stock. In connection with the Articles of Amendment, the authorized stock of the Company was increased to 85,000,000 shares, consisting of 84,000,000 shares of common stock and 1,000,000 shares of preferred stock. The Articles of Amendment were approved by the Board of Directors of the Company and by the shareholders of the Company at the Annual Meeting of Shareholders held on September 10, 2009. All other provisions of the Company’s Restated Articles of Incorporation remain the same.

Common Share Rights Purchase Plan

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

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Warrant Repurchase

In fiscal year 2008, in a privately negotiated transaction, the Company purchased from certain funds managed or advised by Third Point LLC (collectively, “Third Point”) outstanding warrants that gave Third Point the right until March of 2010 to purchase 403,300 of the Company’s common stock at an exercise price of $4.07 per share (the “Warrants”). Third Point purchased the Warrants, together with shares of common stock, in the Company’s March 2005 Private Investment Public Equity transaction (the “PIPE Transaction”). The Warrants were repurchased from Third Point in connection with a previously announced program to repurchase up to $45 million of the Company’s securities. The Warrants were repurchased at a price of $7.43 per Warrant for an aggregate purchase price of $3 million. The total fair value of the repurchased warrants of $2.4 million was accounted for as the cost of the warrants and was included as a reduction to capital in excess of par within the Company’s total stockholders’ equity in fiscal year 2008. The cash paid in excess of the fair market value of those warrants of $629,000 was charged against income as Other Expense in fiscal year 2008. The total fair value of the warrants was estimated using the Black-Scholes pricing model, based on the following assumptions: (i) no expected dividend yields; (ii) expected volatility rate of 60%; and (iii) an expected life of 28 months based on the remaining contractual life of the Warrants. The risk-free interest rate applied was 4.12% based on U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the Company’s stock options. Third Point was the last holder of warrants issued in the PIPE Transaction; all other warrants had been converted.

Note 15 —	Stock-based Compensation

The Company recognizes share-based compensation expense for all share-based payment awards to employees and directors, including employee stock options, based on fair value. The Company maintains a stock-based compensation plan (the “2005 Plan”) which was adopted in September 2005 to attract and retain the most talented employees and promote the growth and success of the business by aligning long-term interests of employees with those of shareholders. At the Annual Meeting of Shareholders held on September 10, 2009, shareholders of the Company approved an amendment to the 2005 Plan which provided for an increase in the aggregate number of shares of common stock that may be issued pursuant to this Plan from 2,500,000 shares to 5,000,000 shares issuable in the form of stock, stock units, stock options, stock appreciation rights, or cash awards.

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

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following tables summarizes stock option activities for the year ended April 30, 2010:

		Weighted-		Weighted-Average
		Average	Aggregate	Remaining
	Number of	Exercise	Intrinsic	Contractual
	Options	Price	Value	Term (Years)

Outstanding at May 1, 2009	798,810	$10.49	$—	5.16
Granted during the period	—	—
Exercised during the period	—	—
Expired or forfeited during the period	(170,728)	10.52

Outstanding at April 30, 2010	628,082	$10.48	$—	4.97

Exercisable at April 30, 2010	390,622	$10.50	$—	3.33
Vested at April 30, 2010	390,622	10.50	—	3.33

	Year Ended April 30,
	2010	2009	2008

Total intrinsic value of options exercised	$—	$—	$1,262
Total fair value of options vested	345	345	—
Cash received from exercise of share options	—	—	1,198
Tax benefit realized from stock options exercised	—	—	291

The Company uses the Black-Scholes option-pricing model to calculate the grant-date fair value of its stock options. There were no options granted during the year ended April 30, 2010. Information pertaining to the Company’s assumptions to calculate the fair value of the stock options granted during the respective years ended April 30, 2009 and April 30, 2008 is as follows:

	April 30,
	2009	2008

Options granted	236,210	200,000
Weighted average grant-date fair value of stock options granted	$5.67	$6.90
Assumptions:
Weighted average expected volatility	60.00%	62.02%
Risk-free interest rate	3.09%	4.98%
Weighted average expected term (in years)	6	6
Expected dividend yield	—	—

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

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the respective years ended April 30, 2010, 2009 and 2008, the Company recognized compensation expense related to stock options of $581,000, $600,000, and $172,000, net of reversal of $101,000 in fiscal year 2008 related to prior year stock options whose performance criteria were not met. As of April 30, 2010, total unrecognized compensation cost related to nonvested stock options was $879,000 which is expected to be recognized over a weighted average period of 1.7 years.

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

The following table summarizes the service-based stock award activities for employees for the respective years ended April 30, 2010 and April 30, 2009:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value

Nonvested at May 1, 2008	325,449	8.06
Granted during the period	192,143	9.77
Forfeited during the period	(38,386)	8.74
Vested during the period	(76,651)	8.54

Nonvested at April 30, 2009	402,555	8.78
Granted during the period	1,068,610	2.23
Forfeited during the period	(134,915)	4.65
Vested during the period	(98,291)	8.91

Nonvested at April 30, 2010	1,237,959	$3.57

For the respective years ended April 30, 2010, 2009 and 2008, the Company recognized compensation expense related to service-based stock awards of $1.3 million, $1.1 million and $732,000. As of April 30, 2010, total unrecognized compensation cost related to service-based stock awards of $3.2 million is expected to be recognized over a weighted average period of 2.2 years.

Performance-Based Stock Awards

In fiscal year 2007, the Company adopted a Long-Term Incentive Plan (the “LTIP”) under which executive officers were to receive stock awards based on certain performance targets, which were to be measured over a three-year performance period. It was anticipated that awards to be granted would vary based on the degree to which the Company’s performance met or exceeded those predetermined thresholds at the end of the performance period and no payout would occur unless the Company exceeded certain minimum threshold performance targets. The Company did not recognize any compensation expense related to this LTIP for the respective years ended April 30, 2009 and 2008 as the achievement of the performance criteria was not met. The LTIP expired at the end of fiscal year 2009 and the Company did not have any similar plans for fiscal year 2010.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the LTIP activities for the year ended April 30, 2009:

Weighted-
Average
	Number of	Grant-Date
	Shares	Fair Value

Nonvested at May 1, 2008	74,500	$13.50
Granted during the period	—	—
Cancelled during the period	—	—
Forfeited during the period	(74,500)	13.50
Vested during the period	—	—

Nonvested at April 30, 2009	—	$—

Note 16 —	Income Taxes:

The components of consolidated income (loss) before income taxes include the following:

	Year Ended April 30,
	2010	2009	2008

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes:
United States	$(3,478)	$(26,708)	$11,546
Foreign	(6,755)	(4,608)	3,748

Total	$(10,233)	$(31,316)	$15,294

The provision (benefit) for income taxes is comprised of:

	Year Ended April 30,
	2010	2009	2008

Federal	$321	$(72)	$298
State	34	89	124
Foreign	851	1,453	4,053

Current Tax Expense (after NOL Benefit of $1,136, $868, and $6,312)	1,206	1,470	4,475
Federal	(1,969)	(8,105)	(9,347)
State	70	(743)	(2,376)
Foreign	(2,151)	(852)	631

Deferred Tax Expense (Benefit) (Net of Change in Valuation Allowance of $(182), $1,372, and $(17,453)	(4,050)	(9,700)	(11,092)

Total Tax Provision (Benefit)	$(2,844)	$(8,230)	$(6,617)

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation between the Company’s effective tax rate on income from continuing operations and the statutory tax rate is as follows:

	Year Ended April 30,
	2010	2009	2008

Income tax provision (benefit) at federal statutory rate	(34.0)%	(34.0)%	34.0%
State and local taxes net of federal tax benefit	0.7	(1.4)	3.1
Foreign tax rate differential	5.7	0.4	(4.4)
Change in valuation allowance	(1.7)	7.9	(113.1)
Non deductible/nontaxable items	5.7	2.1	3.3
Foreign earnings not previously subject to U. S. tax	(0.7)	0.3	6.1
Foreign withholding taxes	0.7	1.9	8.9
Foreign income taxes	—	—	0.1
Alternative minimum taxes	—	—	2.0
Stock based compensation	0.7	0.3	0.8
Tax credits	(0.4)	(0.5)	2.8
Statutory to U.S. GAAP adjustments	—	(3.0)	9.9
Prior year reconciled amounts	(6.4)	—	—
Other, net	1.8	(0.2)	3.2

Income tax provision (benefit)	(27.9)%	(26.2)%	(43.3)%

During the current year, the Company recorded certain out of period adjustments to reduce its deferred tax liabilities.

Components of the net deferred tax assets (liabilities) are as follows:

	April 30, 2010	April 30, 2009

Current deferred tax assets/(liabilities):
Accrued settlement	$—	$5,585
Deferred acquisition costs	—	1,402
Deposits on future sales	(786)	(547)
Net operating loss carryforwards	709	705
Other current assets	3,265	2,877
Other current liabilities	(301)	(105)

Current Deferred Tax Assets	2,887	9,917
Valuation allowance	(1,502)	(1,883)

Total Current Deferred Tax Assets	1,385	8,034

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	April 30, 2010	April 30, 2009

Long-Term:
Net operating loss carryforwards	24,664	16,233
Accrued settlement	2,536	2,234
Capital loss carryforwards	1,976	1,615
Goodwill	1,246	1,572
Fixed assets	1,079	1,300
Stock-based compensation	1,146	758
Intercompany accounts receivable allowances	(1,364)	(4,558)
Foreign unrealized exchange gain/loss	(2,605)	(802)
Other long-term assets	3,437	3,470
Other long-term liabilities	(1,061)	(1,458)

Long-Term Deferred Tax Assets	31,054	20,364
Valuation allowance	(8,581)	(8,382)

Total Long-Term Deferred Tax Assets	22,473	11,982

Net Deferred Tax Assets	$23,858	$20,016

As of April 30, 2010, the Company had approximately $57.4 million of domestic net operating loss and $38.8 million of state net operating loss carryforwards to offset future taxable income for federal and state income tax purposes. These net operating loss carryforwards expire between fiscal year 2023 and fiscal year 2030. Net operating loss carryforwards in foreign jurisdictions amount to $44.8 million. A valuation allowance of $24.7 million has been provided against these net operating loss carryforwards in certain of the Company’s foreign jurisdictions as realization of the tax benefit in those jurisdictions is uncertain. Most of the foreign net operating losses can be carried forward indefinitely, with certain amounts expiring between fiscal years 2014 and 2017. The federal, state and foreign net operating loss carryforwards per the income tax returns filed include uncertain tax positions taken in prior years. Due to the application of ASC 740, the net operating loss carryforwards per the income tax returns are larger than the net operating loss carryforwards considered more likely than not to be realized in recognizing deferred tax assets for financial statement purposes. The Company also has a capital loss carryover of $5.5 million, for which it has provided a full valuation allowance, that expires between fiscal years 2011 and 2015. Utilization of net operating losses may be subject to limitation due to ownership changes and other limitations provided by the Internal Revenue Code and similar state and foreign provisions. If such a limitation applies, the net operating loss may expire before full utilization.

In fiscal year 2008, the Company reversed approximately $17.2 million and $1 million of valuation allowance against deferred tax assets related to U.S. and German net operating loss (NOL) carryforwards and other net deferred tax assets after concluding that it was more likely than not that these benefits would be realized based on cumulative positive results of operations and anticipated future profit levels. As of April 30, 2008, the Company concluded it was more likely than not that these benefits would be realized. For the fiscal year ended April 30, 2010, the Company concluded that, after evaluation of all available evidence, that it is more likely than not that it will generate sufficient future taxable income to realize the benefits of its U.S. and German deferred tax assets. The Company continues to provide a full valuation allowance against its net operating losses and other net deferred tax assets, arising in certain tax jurisdictions, because the realization of such assets is not more likely than not. For the year ended April 30, 2010, the valuation allowance decreased by $182,000. The change is mainly attributable to the utilization of net operating losses and a tax rate reduction in Canada for the year. Most of the foreign net losses can be carried forward indefinitely, with certain amounts expiring between fiscal years 2014 and 2017.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

With the exception of certain of its subsidiaries, it is the general practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of April 30, 2010, the Company had not made a provision for U.S. or additional foreign withholding taxes of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries with the exception of its subsidiaries in Taiwan, Japan, and Switzerland for which it provides deferred taxes. It is not practical to estimate the amount of deferred tax liability relating to the Company’s investment in its other foreign subsidiaries.

The Company repatriated the following amounts from its foreign subsidiaries:

•	$192,000, net of tax of $38,000 from one foreign subsidiary in fiscal year 2010;

•	$1.6 million, net of tax of $329,000 from three foreign subsidiaries in fiscal 2009; and

•	$9.8 million, net of tax of $885,000 from three foreign subsidiaries in fiscal year 2008.

The Company plans to continue repatriating additional funds from these subsidiaries in the future.

The Company is subject to taxation in the United States, various state and foreign jurisdictions. The Company is no longer subject to examinations by tax authorities for years prior to fiscal year 2002.

The table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at April 30, 2010 and 2009 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Equity will be increased by $1.4 million if and when such deferred tax assets are ultimately realized. The Company uses ASC 740 ordering for purposes of determining when excess tax benefits have been realized.

The following is a tabular reconciliation of the total amounts of the Company’s unrecognized tax benefits for the years ended April 30, 2010 and 2009:

Balance as of May 1, 2008	$9,190
Gross increases — tax positions in prior periods	—
Gross decreases — tax positions in prior periods	—
Gross increases in tax positions due to currency fluctuations	(511)
Gross decreases — due to tax rate changes	—
Settlements	—
Lapse of statute of limitations	—

Balance as April 30, 2009	8,679
Gross increases — tax positions in prior periods	432
Gross decreases — tax positions in prior periods	—
Gross decreases in tax positions due to currency fluctuations	136
Gross decreases — due to tax rate changes	—
Settlements	—
Lapse of statute of limitations	—

Balance as April 30, 2010	$9,247

The balance of unrecognized tax benefits at April 30, 2010 was $9.2 million of tax benefits that, if recognized, would affect the effective tax rate and would result in adjustments to other tax accounts, primarily deferred taxes. The timing of payments related to these unrecognized tax benefits is uncertain; however, none of this amount is expected to be paid within the next twelve months. There is a reasonable possibility that the unrecognized tax benefits may change within the next twelve months, but the Company does not expect this change to be material to the consolidated financial statements.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17 —	Business Segments and Geographic Information

The Company reports its operating results to its Chief Executive Officer, who is the chief operating decision maker based on market segments which is consistent with management’s long-term growth strategy. The Company’s reportable segments are Standard and Advanced. The Standard segment includes sales and cost of sales related to the Company’s cutting and cleaning systems using ultrahigh-pressure water pumps as well as parts and services to sustain these installed systems. Systems included in this segment do not require significant custom configuration. The Advanced segment includes sales and cost of sales related to the Company’s complex aerospace and application systems which require specific custom configuration and advanced features to match unique customer applications as well as parts and services to sustain these installed systems. Segment results in fiscal year 2010 were measured based on revenue growth and gross margin. Previously, segment operating results were measured based on revenue growth, gross margin and operating income (loss). The Company has revised prior period comparable segment presentation to reflect this change in measurement of segment results by its chief operating decision maker.

In fiscal year 2009, the Company shut down its CIS division, which provided technical services to improve the productivity of automated assembly lines and would have been reported as part of the Advanced segment. Accordingly, the Company recast all periods presented to reflect this division’s results as discontinued operations. Refer to Note 4 — Discontinued Operations for further discussion on the results of CIS division for the respective years ended April 30, 2009 and 2008.

The table below presents information about the segments’ external and internal sales and gross margin for the respective years ended April 30, 2010, 2009 and 2008.

			Inter-Segment
	Standard(i)	Advanced	Eliminations(ii)	Total
Fiscal Year 2010
External sales	$137,514	$36,235	$—	$173,749

Inter-segment sales	1,774	—	(1,774)	—

Gross Margin	56,097	11,670	—	67,767

Fiscal Year 2009
External sales	$181,132	$28,971	$—	$210,103

Inter-segment sales	2,549	—	(2,549)	—

Gross Margin	79,869	8,459	—	88,328

Fiscal Year 2008
External sales	$216,063	$28,196	$—	$244,259

Inter-segment sales	3,836	—	(3,836)	—

Gross Margin	96,765	4,945	—	101,710

(i)	During fiscal year 2010, the Company began reporting its profit or loss within the Standard segment to include inventory adjustments previously reflected as Intersegment Eliminations, in order to reflect how the chief operating decision maker now views and manages its business. This change had no impact on consolidated gross margins. The Company has reclassified prior period comparable results for the respective years ended April 30, 2009 and 2008 to reflect this refinement in reporting.

(ii)	Inter-segment sales represent products between the Company’s geographic areas, including between operations within the United States and between the Company’s U.S. operations and foreign subsidiaries, based on the Company’s transfer pricing policy. Cumulative profit or loss in inventory and investment in subsidiaries have been eliminated in consolidation.

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents the Company’s sales to unaffiliated customers by geographical region:

	United			Other
	States	Europe	Asia	Foreign	Eliminations	Consolidated

Fiscal Year 2010
Sales:
Customers(1)	$104,032	$31,555	$25,365	$12,797	$—	$173,749
Inter-area(2)	51,396	830	897	—	(53,123)	—

Total sales	$155,428	$32,385	$26,262	$12,797	$(53,123)	$173,749

Long-Lived Assets	$47,715	$7,050	$2,080	$269	$—	$57,114

Fiscal Year 2009
Sales:
Customers(1)	$112,458	$48,515	$31,750	$17,380	$—	$210,103
Inter-area(2)	59,668	101	1,520	695	(61,985)	—

Total Sales	$172,126	$48,616	$33,270	$18,076	$(61,985)	$210,103

Long-Lived Assets	$38,661	$4,974	$5,633	$264	$185	$49,717

Fiscal Year 2008
Sales:
Customers(1)	$130,556	$56,422	$30,739	$26,542	$—	$244,259
Inter-area(2)	69,992	166	1,358	892	(72,408)	—

Total Sales	$200,548	$56,588	$32,097	$27,434	$(72,408)	$244,259

Long-Lived Assets	$29,525	$4,265	$6,703	$966	$185	$41,644

(1)	U.S. sales to unaffiliated customers in foreign countries were $33.1 million, $24.0 million and $19.6 million in fiscal years 2010, 2009, and 2008, respectively.

(2)	Inter-area sales represent products that were transferred between geographic areas at negotiated prices. These amounts have been eliminated in the consolidation.

Note 18 —	Provision for Patent Litigation and Termination of OMAX Merger Agreement

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

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

would not have been consummated by August 15, 2009, the $15 million held in escrow was to be released to OMAX on August 16, 2009 and the Company was to issue a promissory note in the principal amount of $6 million to OMAX for the remaining balance on the $29 million settlement amount.

(2) An amendment to the existing Merger Agreement which provided for the following:

•	A non-refundable cash payment of $2 million to OMAX for the extension of the closing of the merger from March 31, 2009 to August 15, 2009 — with closing at the Company’s option; and

•	In the event the merger would have been consummated by August 15, 2009, the $2 million would be applied towards the $75 million purchase price. However, in the event the merger would not have been consummated by August 15, 2009, the $2 million was to be forfeited and the Company was to issue a promissory note in the principal amount of $4 million to OMAX.

The Company recorded a $29 million provision related to the settlement of this patent litigation, pursuant to the terms of the Settlement and Cross Licensing Agreement, in fiscal year 2009.

In fiscal year 2010, the Company terminated its option to acquire OMAX following a thorough investigation of financing alternatives to complete the merger and unsuccessful attempts to negotiate a lower purchase price with OMAX. Pursuant to the terms of the amended Merger Agreement and the Settlement and Cross Licensing Agreement, the $15 million held in escrow was released to OMAX. The Company recorded a $6 million charge pursuant to the provisions of the amended Merger Agreement in the first quarter of fiscal year 2010, net of a $2.8 million discount as the two subordinated notes issued to OMAX were at a stated interest rate of 2%, which is below our incremental borrowing rate. This discount is being amortized as interest expense through the maturity of the subordinated notes in August 2013.

Note 19 —	Selected Quarterly Financial Information (unaudited)

Quarterly financial data provides a review of the Company’s results and performance throughout the year. Our earnings (loss) per share for the full year may not equal the sum of the four quarterly earnings per share amounts because of common share activity during the year. The operating results for any quarter are not necessarily indicative of results for any future period.

Summarized unaudited quarterly financial data was as follow:

	Year Ended April 30, 2010
	First(i)	Second	Third	Fourth	Total

Sales	$37,752	$42,037	$45,356	$48,604	$173,749
Gross Margin	13,976	16,632	18,223	18,936	67,767
Income (Loss) from Continuing Operations	(7,398)	689	(798)	118	(7,389)
Net Income (Loss)	(8,546)	697	(747)	112	(8,484)
Basic and Diluted Income (Loss) Per Share:
Income (Loss) from Continuing Operations	$(0.20)	$0.02	$(0.02)	$0.00	$(0.17)
Net Income (Loss)	$(0.23)	$0.02	$(0.02)	$0.00	$(0.19)

FLOW INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended April 30, 2009
	First	Second	Third(ii)	Fourth(iii)	Total

Sales	$57,065	$60,578	$48,711	$43,749	$210,103
Gross Margin	26,131	25,639	19,146	17,412	88,328
Income (Loss) from Continuing Operations	1,533	396	(20,677)	(4,338)	(23,086)
Net Income (Loss)	1,603	412	(21,363)	(4,471)	(23,819)
Basic and Diluted Income (Loss) Per Share:
Income (Loss) from Continuing Operations	$0.04	$0.01	$(0.55)	$(0.12)	$(0.61)
Net Income (Loss)	$0.04	$0.01	$(0.57)	$(0.12)	$(0.63)

(i)	Included in fiscal year 2010 first quarter results was a charge of $6 million, net of a $2.8 million discount, for two subordinated notes issued to OMAX pursuant to the terms of the amended Merger Agreement and the Settlement and Cross Licensing Agreement which is discussed in Note 18 — Provision for Patent Litigation and Termination of OMAX Merger Agreement.

(ii)	Included in fiscal year 2009 third quarter results was a charge of $29 million related to the patent litigation with OMAX pursuant to a Settlement and Cross Licensing Agreement.

(iii)	Included in fiscal year 2009 fourth quarter results was a charge of $3.8 million related to previously deferred direct transaction costs which had been capitalized as part of the contemplated acquisition cost of OMAX as it was deemed probable that the contemplated merger with OMAX would not close prior to the adoption of new guidance under ASC 805 on May 1, 2009.

FLOW INTERNATIONAL CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to
	Beginning of	Costs and			Balance at
Classification	Period	Expenses	Other	Deductions*	End of Period
	(In thousands)

Year Ended April 30:
Allowance for Doubtful Accounts
2010	$2,234	$813	$144	$(2,039)	$1,152
2009	$3,367	$1,225	$(319)	$(2,039)	$2,234
2008	$2,915	$1,805	$110	$(1,463)	$3,367

*	Write-offs of uncollectible accounts

	Balance at
	Beginning of		Balance at
Classification	Period	Net Change	End of Period

Year Ended April 30
Valuation Allowance on Deferred Tax Assets
2010	$10,265	$182	$10,083
2009	$8,894	$1,371	$10,265
2008	$26,013	$(17,119)	$8,894

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (referenced herein as the Exchange Act), we carried out, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of April 30, 2010.

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the current disclosure controls and procedures as of April 30, 2010 are effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2010, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (or the COSO criteria).

Based on our assessment, management believes that, as of April 30, 2010 the Company’s internal controls over financial reporting were effective.

Report of the Independent Registered Public Accounting Firm

The operating effectiveness of our internal control over financial reporting as of April 30, 2010 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is on page 41 of this annual report on Form 10-K.

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

3. Exhibits. See subparagraph (b) below.

(b) Exhibits.

Exhibit
Number

3.1		Restated Articles of Incorporation, filed with the state of Washington April 26, 2005. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated May 3, 2005.)
3	.1(b)	Articles of Amendment or Restated Articles of Incorporation, field with the state of Washington on September 10, 2009. (Incorporated by reference to Exhibit 3.1(b) to the registrant’s 8-K dated September 10, 2009)
3.2		By-Laws of Flow International Corporation. (Incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K dated June 25, 2009.)
10.1		Flow International Corporation 1987 Stock Option Plan for Nonemployee Directors, as amended. (Incorporated by reference to Exhibit 10.5 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 1994.)
10.2		Flow International Corporation 1995 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 2000.)
10.3		Flow International Corporation Voluntary Pension and Salary Deferral Plan and Trust Agreement, as amended and restated effective January 1, 2002. (Incorporated by reference to Exhibit 10.3 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 2003.)
10.4		Form of Long Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed September 27, 2005).

Exhibit
Number

10.6	Lease dated January 30, 2003 between Flow International and Property Reserve, Inc. (Incorporated by reference to Exhibit 10.11 to the registrant’s Annual Report on Form 10-K for the year ended April 30, 2003.)
10.7	Credit Agreement dated as of June 10, 2009 among Flow International Corporation, Bank of America, N.A. and U.S. Bank National Association. (Incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K dated June 11, 2009.)
10.9	Employment Agreement dated July 3, 2007 between Flow International Corporation and Charles M. Brown. (Incorporated by reference to Exhibit 99.2 to the registrant’s Form 8-K dated July 3, 2007.)
10.10	First Amendment to Employment Agreement dated May 15, 2008 between Flow International Corporation and Charles M. Brown. (Incorporated by reference to Exhibit 99.1 to the registrant’s Form 8-K dated May 19, 2008.)
10.11	Second Amended and Restated Credit Agreement dated June 10, 2009 (Incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K dated June 11, 2009)
10.12	First Amendment dated August 28, 2009 to the Second Amended and Restated Credit Agreement (Incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K dated September 1, 2009)
10.13	Settlement Agreement Including Cross-Licensing Agreement dated March 12, 2009 (Incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K dated March 12, 2009)
10.14	Flow International Corporation 2005 Equity Incentive Plan, as amended and restated September 10, 2009 (Incorporated by reference to Exhibit 10.1 to the registrant’s 8-K dated September 11, 2009)
21.1	Subsidiaries of the Registrant*
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm*
31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Debt Covenant Compliance as of April 30, 2010*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOW INTERNATIONAL CORPORATION

/s/  Charles M. Brown
Charles M. Brown
President and Chief Executive Officer
(Principle Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities on this 1st day of July 2010.

Signature	Title

/s/ Charles M. Brown Charles M. Brown	President and Chief Executive Officer (Principal Executive Officer)
/s/ Allen M. Hsieh Allen M. Hsieh	Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ Kathryn L. Munro Kathryn L. Munro	Chairman
/s/ Richard P. Fox Richard P. Fox	Director
/s/ Larry A. Kring Larry A. Kring	Director
/s/ Arlen I. Prentice Arlen I. Prentice	Director
/s/ J. Michael Ribaudo J. Michael Ribaudo	Director
/s/ Lorenzo C. Lamadrid Lorenzo C. Lamadrid	Director
/s/ Jerry L. Calhoun Jerry L. Calhoun	Director
/s/ Patrick J. Byrne Patrick J. Byrne	Director
/s/ Bradley D. Tilden Bradley D. Tilden	Director