Form 10-Q
period 2010-07-31
FLOW INTERNATIONAL CORP
filed 2010-09-08
CIK 713002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had 47,150,218 shares of Common Stock, $0.01 par value per share, outstanding as of August 16, 2010.

FLOW INTERNATIONAL CORPORATION

FLOW INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in thousands)

	July 31,	April 30,
	2010	2010
ASSETS:
Current Assets:
Cash and Cash Equivalents	$7,224	$6,367
Restricted Cash	743	639
Receivables, net	35,008	35,749
Inventories, net	24,642	22,503
Deferred Income Taxes, net	2,406	2,486
Other Current Assets	6,036	6,351

Total Current Assets	76,059	74,095
Property and Equipment, net	20,345	21,769
Intangible Assets, net	4,587	4,504
Deferred Income Taxes, net	25,283	26,330
Other Long-Term Assets	4,353	4,511

	$130,627	$131,209

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Notes Payable (Note 7)	$—	$350
Current Portion of Long-Term Obligations	47	61
Accounts Payable	14,581	15,306
Accrued Payroll and Related Liabilities	5,960	5,938
Taxes Payable and Other Accrued Taxes	1,438	1,329
Deferred Income Taxes	1,066	1,086
Deferred Revenue and Customer Deposits	11,163	10,146
Other Accrued Liabilities	7,680	7,966

Total Current Liabilities	41,935	42,182
Long-Term Obligations, net	11	18
Deferred Income Taxes	3,800	3,856
Subordinated Notes (Note 6)	8,138	7,954
Other Long-Term Liabilities	1,594	1,575

	55,478	55,585

Commitments and Contingencies (Note 8)
Shareholders’ Equity:
Series A 8% Convertible Preferred Stock—$.01 par value, 1,000 shares authorized, none issued	—	—
Common Stock—$.01 par value, 84,000 shares authorized, 47,150 and 46,927 shares issued and outstanding at July 31, 2010 and April 30, 2010, respectively	467	465
Capital in Excess of Par	159,945	159,605
Accumulated Deficit	(80,427)	(79,887)
Accumulated Other Comprehensive Income (Loss):
Defined Benefit Plan Obligation, net of income tax	9	9
Cumulative Translation Adjustment, net of income tax	(4,845)	(4,568)

Total Shareholders’ Equity	75,149	75,624

	$130,627	$131,209

See Accompanying Notes to
Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share amounts)

	Three Months Ended July 31,
	2010	2009
Sales	$46,580	$37,752
Cost of Sales	27,247	23,776

Gross Margin	19,333	13,976

Operating Expenses:
Sales and Marketing	10,596	7,916
Research and Engineering	2,146	1,697
General and Administrative	5,958	7,122
Restructuring and Other Operating Charges	—	4,823

Total Operating Expenses	18,700	21,558

Operating Income (Loss)	633	(7,582)
Interest Income	21	40
Interest Expense	(413)	(964)
Other Income, net	292	502

Income (Loss) Before Benefit (Provision) for Income Taxes	533	(8,004)
Benefit (Provision) for Income Taxes	(1,064)	606

Loss from Continuing Operations	(531)	(7,398)
Loss from Discontinued Operations, net of income tax of $0 and $0	(9)	(1,148)

Net Loss	$(540)	$(8,546)

Basic and Diluted Loss Per Share:
Loss from Continuing Operations	$(0.01)	$(0.20)
Discontinued Operations	0.00	(0.03)
Net Loss	$(0.01)	$(0.23)

Weighted Average Shares Used in Computing Basic and Diluted Loss Per Share:
Basic and Diluted	47,044	37,748
See Accompanying Notes to
Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Three Months Ended
	July 31,
	2010	2009
Cash Flows from Operating Activities:
Net Loss	$(540)	$(8,546)
Adjustments to Reconcile Net Loss to Cash Provided by Operating Activities:
Depreciation and Amortization	1,622	1,232
Deferred Income Taxes	1,035	(1,061)
Provision for Slow Moving and Obsolete Inventory	102	123
Bad Debt Expense	31	170
Warranty Expense	767	651
Incentive Stock Compensation Expense	643	365
Unrealized Foreign Exchange Currency (Gains)	(368)	(457)
Write-off and Amortization of Deferred Debt Issuance Costs	110	253
OMAX Termination Charge	—	3,219
Indemnification Charge	9	1,148
Interest Accretion on Subordinated Notes	183	214
Other	9	51
Changes in Operating Assets and Liabilities:
Receivables	653	1,584
Inventories	(2,395)	1,895
Other Operating Assets	415	(669)
Accounts Payable	(388)	3,590
Accrued Payroll and Related Liabilities	(73)	(903)
Deferred Revenue and Customer Deposits	1,074	(446)
Release of Funds from Escrow	—	17,000
Payment for Patent Litigation Settlement	—	(15,000)
Payment for OMAX Termination	—	(2,000)
Other Operating Liabilities	(1,078)	267

Cash Provided by Operating Activities	1,811	2,680

Cash Flows From Investing Activities:
Expenditures for Property and Equipment	(508)	(4,294)
Expenditures for Intangible Assets	(189)	(178)
Proceeds from Sale of Property and Equipment	17	5
Restricted Cash	(116)	(303)

Cash (Used in) Investing Activities	(796)	(4,770)

Cash Flows from Financing Activities:
Borrowings under Senior Credit Agreement	12,000	2,250
Repayments under Senior Credit Agreement	(12,350)	—
Repayments Under Other Financing Arrangements	(22)	(130)
Repayments of Long—Term Obligations	—	(2,862)
Payments for Debt Issuance Costs	—	(362)

Cash (Used In) Financing Activities	(372)	(1,104)

Effect of Changes in Exchange Rates	214	(162)
Increase (Decrease) in Cash And Cash Equivalents	857	(3,356)
Cash and Cash Equivalents at Beginning of Period	6,367	10,117

Cash and Cash Equivalents at End of Period	$7,224	$6,761

Supplemental Disclosures of Cash Flow Information:
Cash Paid during the Period for:
Interest	83	674
Income Taxes	382	487
Supplemental Disclosures of Noncash Investing and Financing Activities:
Accounts Payable incurred to acquire Property and Equipment, and Intangible Assets	180	2,379
See Accompanying Notes to
Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
(unaudited, in thousands)

					Accumulated
	Common Stock		Capital		Other	Total
		Par	In Excess	Accumulated	Comprehensive	Shareholders’
	Shares	Value	of Par	Deficit	Loss	Equity
Balances, April 30, 2009	37,705	$372	$140,634	$(71,403)	$(6,892)	$62,711
Components of Comprehensive Loss:
Net Loss				(8,546)		(8,546)
Adjustment to Minimum Pension Liability, Net of Income Tax of $5					(5)	(5)
Cumulative Translation Adjustment, Net of Income Tax of $264					446	446

Total Comprehensive Loss						(8,105)
Stock Compensation	48	1	364			365

Balances, July 31, 2009	37,753	$373	$140,998	$(79,949)	$(6,451)	$54,971

Balances, April 30, 2010	46,927	$465	$159,605	$(79,887)	$(4,559)	$75,624
Components of Comprehensive Loss:
Net Loss				(540)		(540)
Cumulative Translation Adjustment, Net of Income Tax of $21					(277)	(277)

Total Comprehensive Loss						(817)
Stock Compensation	223	2	340			342

Balances, July 31, 2010	47,150	$467	$159,945	$(80,427)	$(4,836)	$75,149

See Accompanying Notes to
Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All tabular dollar amounts in thousands, except per share amounts)
(Unaudited)
Note 1—Basis of Presentation
     In the opinion of the management of Flow International Corporation (the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring items and accruals necessary to fairly present the financial position, results of operations and cash flows of the Company. The financial information as of April 30, 2010 is derived from the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended April 30, 2010 included in Item 8 in the fiscal year 2010 Annual Report on Form 10-K (“10-K”). These interim condensed consolidated financial statements do not include all information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States, and should be read in conjunction with the Company’s fiscal year 2010 Form 10-K. The preparation of these interim condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company’s financial statements. Operating results for the three months ended July 31, 2010 may not be indicative of future results.
     Fair Value of Financial Instruments
     The carrying value of the Company’s current assets and liabilities due within one-year approximate fair values due to the short-term maturity of these instruments. Nonfinancial assets and liabilities measured on a nonrecurring basis included on the Company’s Condensed Consolidated Balance Sheets consist of long-lived assets, including cost-method investments and long-term subordinated notes issued to OMAX that are measured at fair value when impairment indicators exist. Due to significant unobservable inputs, the fair value measures used to evaluate impairment and to calculate a prevailing market interest rate, respectfully, are a Level 3 input. The carrying amount of these nonfinancial assets and liabilities measured on a nonrecurring basis approximates fair value unless otherwise disclosed in these financial statements.
     Reclassification
     Certain amounts within the fiscal year 2010 Condensed Consolidated Balance Sheet have been reclassified to conform to fiscal year 2011 presentation. These reclassifications did not impact total assets or total liabilities of the Company.
Note 2—Recently Issued Accounting Pronouncements
     In September 2009, the Financial Accounting Standards Board (“FASB”) ratified the consensuses reached by the EITF regarding multiple-deliverable revenue arrangements. The new guidance:
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
     This new guidance applies to multiple-deliverable revenue arrangements that contain both software and hardware elements, focusing on determining which revenue arrangements are within the scope of software revenue guidance. This new guidance removes tangible products from the scope of the software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue guidance. The accounting guidance should be applied on a prospective basis for revenue arrangements entered into or materially modified in the Company’s fiscal year 2012. Alternatively, an entity can elect to adopt the provisions of these issues on a retrospective basis. The Company is currently assessing the potential impact that the application of the new revenue guidance may have on its consolidated financial statements and disclosures.
Note 3—Receivables, Net
     Receivables, net as of July 31, 2010 and April 30, 2010 consisted of the following:

	July 31, 2010	April 30, 2010
Trade Accounts Receivable	$23,288	$23,717
Unbilled Revenues	12,844	13,184

	36,132	36,901
Less: Allowance for Doubtful Accounts	(1,124)	(1,152)

Receivables, net	$35,008	$35,749

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
Note 4—Inventories
     Inventories are stated at the lower of cost or market. Costs included in inventories consist of materials, labor and manufacturing overhead, which are related to the purchase or production of inventories. The Company uses the first-in, first-out method or average cost method to determine its cost of inventories. Inventories as of July 31, 2010 and April 30, 2010 consisted of the following:

	July 31, 2010	April 30, 2010
Raw Materials and Parts	$13,658	$11,895
Work in Process	2,959	2,188
Finished Goods	8,025	8,420

Inventories, net	$24,642	$22,503

Note 5—Restructuring Activities and Other
     As a result of deterioration in general economic conditions in fiscal year 2010, the Company expanded its restructuring activities during fiscal year 2010 in order to improve its performance and better position the Company for current market conditions and longer-term growth. During the three months ended July 31, 2009, the Company recorded $1.6 million related to these restructuring activities which included costs to complete the Company’s plan to relocate its manufacturing activities from Taiwan to the United States and severance expenses related to a reduction in global staffing levels. The Company concluded its restructuring efforts in fiscal year 2010 and there were no further planned restructuring activities as of July 31, 2010.
     During the three months ended July 31, 2009, the Company also recorded a $6 million charge pursuant to the provisions of an amended Merger Agreement with OMAX, net of a $2.8 million discount on two subordinated notes issued to OMAX in fiscal year 2010. Refer to further detail in Note 6 —Termination of OMAX Merger Agreement.
     The following table summarizes the Company’s restructuring and other operating charges for the three months ended July 31, 2009:

Three Months
Ended July 31,
2009
Severance and termination benefits	$1,604
Merger termination charge	3,219

$4,823

     The following table summarizes the Company’s fiscal year 2011 year-to-date restructuring activity:

Consolidated
Balance, May 1, 2010	$155
Restructuring Charges	—
Cash Payments	(155)

Balance, July 31, 2010	$—

Note 6—Termination of OMAX Merger Agreement
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
     In fiscal year 2010, the Company terminated its option to acquire OMAX following a thorough investigation of financing alternatives to complete the merger and unsuccessful attempts to negotiate a lower purchase price with OMAX. Pursuant to the terms of the amended Merger Agreement and the Settlement and Cross Licensing Agreement, the $15 million held in escrow was released to OMAX. The Company recorded a $6 million charge pursuant to the provisions of the amended Merger Agreement in the first quarter of fiscal year 2010, net of a $2.8 million discount as the two subordinated notes issued to OMAX were at a stated interest rate of 2%, which is below the Company’s incremental borrowing rate. This discount is being amortized as interest expense through the maturity of the subordinated notes in August 2013. The carrying value of the subordinated notes issued to OMAX was $8.1 million as of July 31, 2010.
Note 7—Long-Term Obligations and Notes Payable
     The Company’s long-term obligations as of July 31, 2010 and April 30, 2010 consisted of capital leases:

	July 31, 2010	April 30, 2010
Financing arrangements	$58	$79
Less current maturities	(47)	(61)

Long-term obligations	$11	$18

     Notes payable as of July 31, 2010 and April 30, 2010 consisted of the following:

	July 31, 2010	April 30, 2010
Senior Credit Facility	$ —	$350
Senior Credit Facility
     The Company has a $40 million secured senior credit facility that expires on June 10, 2011.
     Under its current Senior Credit Facility Agreement the Company is required to maintain the following ratios in each of its fiscal year 2011 quarters:

	Maximum Consolidated	Minimum Fixed Charge
	Leverage Ratio (i)	Coverage Ratio (ii)
First Quarter	2.75x	2.0x
Thereafter	2.50x	2.0x

(i)	Defined as the ratio of consolidated indebtedness, excluding the subordinated notes issued to OMAX, to consolidated adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) for the most recent four fiscal quarters.

(ii)	Defined as the ratio of consolidated adjusted EBITDA, less income taxes and maintenance capital expenditures, during the most recent four quarters to the sum of interest charges during the most recent four quarters and scheduled debt repayments in the next four quarters.
     These covenants also require the Company to meet a liquidity test such that its consolidated indebtedness shall not exceed the total of 65% of the book value of the Company’s accounts receivable and 40% of the book value of its inventory.
     A violation of any of the covenants above would result in an event of default and accelerate the repayment of all unpaid principal and interest and the termination of any letters of credit. The Company was in compliance with all its financial covenants as of July 31, 2010.
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
     As of July 31, 2010, the Company had $38.2 million available under its Line of Credit, net of $1.8 million in outstanding letters of credit which reduce amounts available under the Senior Credit Facility Agreement. There were no outstanding borrowings against the Senior Credit Facility Agreement as of July 31, 2010. Based on the Company’s maximum allowable leverage ratio at the end of the period, the incremental amount it could have borrowed under its Lines of Credit would have been approximately $25.4 million.
     Revolving Credit Facilities in Taiwan
     There were no outstanding balances under the Company’s unsecured Taiwan credit facilities as of July 31, 2010. The total unsecured commitment for the Taiwan credit facilities totaled $2.8 million at July 31, 2010, bearing interest at 2.5% per annum.
Note 8—Commitments and Contingencies
     Warranty Obligations
     The Company’s estimated obligations for warranty, which are included as part of Costs of Sales in the Condensed Consolidated Statements of Operations, are accrued concurrently with the revenue recognized. The Company makes provisions for its warranty obligations based upon historical costs incurred for such obligations adjusted, as necessary, for current conditions and factors. Due to the significant uncertainties and judgments involved in estimating the Company’s warranty obligations, including changing product designs and specifications, the ultimate amount incurred for warranty costs could change in the near term from the current estimate.

The Company believes that its warranty accrual as of July 31, 2010, which is included in the Other Accrued Liabilities line item in the Condensed Consolidated Balance Sheets, is sufficient to cover expected warranty costs.
     The following table presents the fiscal year 2011 year-to-date activity for the Company’s warranty obligations:

Accrued warranty balance as of May 1, 2010	$2,533
Accruals for warranties of fiscal year 2011 sales	767
Warranty costs incurred in fiscal year 2011	(526)

Accrued warranty balance as of July 31, 2010	$2,774

     Legal Proceedings
     At any time, the Company may be involved in legal proceedings in addition to the Crucible matter described below. The Company’s policy is to routinely assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after thoughtful analysis of each known issue and an analysis of historical experience. The Company records reserves related to legal matters for which it is probable that a loss has been incurred and the range of such loss can be estimated. With respect to other matters, management has concluded that a loss is only reasonably possible or remote and, therefore, no liability is recorded. Management discloses the facts regarding material matters assessed as reasonably possible and potential exposure, if determinable. Costs incurred defending claims are expensed as incurred.
     In litigation arising out of a June 2002 incident at a Crucible Metals’ (“Crucible”) facility, the Company’s excess insurance carrier notified the Company that it would contest its obligation to provide coverage for the property damage. The carrier settled the claims relating to this incident for a total of approximately $3.4 million. The Company intends to vigorously contest the carrier’s claim; however, the ultimate outcome or likelihood of this specific claim cannot be determined at this time and an unfavorable outcome ranging from $0 to $3.4 million is reasonably possible.
     Other Claims or Assessments
     In fiscal year 2009, the Company was notified by the Purchaser of its Avure Business (“Purchaser”), which was reported as a discontinued operation for the year ended April 30, 2006, that the Swedish Tax Authority was conducting an audit which included periods during the time that the Company owned the subsidiary. Pursuant to an agreement with the purchaser, the Company had made commitments to indemnify various liabilities and claims, including any tax matters when it owned the business. The Swedish tax authority concluded its audit and issued a final report in November 2009 asserting that Avure owes 19.5 million Swedish Krona in additional taxes, penalties and fines. In April 2010, the Company filed an appeal to contest the findings by the Swedish Tax Authority. While the Company intends to continue contesting the findings, an equivalent of $1.2 million was accrued as of July 31, 2010 related to the periods during which it owned Avure. This amount was accounted for as an adjustment to the loss on the disposal of the Avure Business and is reported as a charge to discontinued operations in the Company’s Condensed Consolidated Statements of Operations. The balance of the accrued liability will fluctuate period over period with changes in foreign currency rates until such time as the matter is ultimately resolved.
     Other Legal Proceedings - For matters other than those described above, the Company does not believe that any of its other legal proceedings will have a material adverse effect on its consolidated financial position, results of operations or cash flows.
Note 9—Stock-based Compensation
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
     The following table summarizes stock option activities for the three months ended July 31, 2010:

				Weighted-
		Weighted-		Average
		Average	Aggregate	Remaining
	Number of	Exercise	Intrinsic	Contractual
	Options	Price	Value	Term (Years)
Outstanding at May 1, 2010	628,082	$10.48	$—	4.97
Granted during the period	—	—
Exercised during the period	—	—
Expired or forfeited during the period	(90,390)	10.90

Outstanding at July 31, 2010	537,692	$10.41	$—	5.54

Vested and Exercisable at July 31, 2010	396,054	$10.44	$—	4.84
     There were no options granted or exercised for the respective three months ended July 31, 2010 and 2009.
     For the respective three months ended July 31, 2010 and 2009, the Company recognized compensation expense related to stock options of $145,000 and $129,000. As of July 31, 2010, total unrecognized compensation cost related to nonvested stock options was $733,000, which is expected to be recognized over a weighted average period of 1.5 years.
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
     The following table summarizes the service-based stock award activities for employees for the three months ended July 31, 2010:

		Weighted-
		Average
	Number of	Grant-date
	Shares	Fair Value
Nonvested at May 1, 2010	1,237,959	$3.57
Granted during the period	838,666	2.28
Vested during the period	(281,200)	3.25
Forfeited during the period	(3,222)	8.18

Nonvested at July 31, 2010	1,792,203	$3.01

     For the respective three months ended July 31, 2010 and 2009, the Company recognized compensation expense related to service-based stock awards of $496,000 and $305,000. As of July 31, 2010, total unrecognized compensation cost related to service-based stock awards of $4.5 million is expected to be recognized over a weighted average period of 2.6 years.
Note 10—Basic and Diluted Loss per Share
     Basic loss per share represents loss available to common shareholders divided by the weighted average number of shares outstanding during the period. Diluted loss per share represents loss available to common shareholders divided by the weighted average number of shares outstanding, including the potentially dilutive impact of stock options, where appropriate. Potential common share equivalents of stock options and warrants are computed by the treasury stock method and are included in the denominator for computation of earnings per share if such equivalents are dilutive.

     The following table sets forth the computation of basic and diluted loss from continuing operations per share for the respective three months ended July 31, 2010 and 2009:

	Three Months
	Ended July 31,
	2010	2009
Numerator:
Loss from continuing operations	$(531)	$(7,398)
Denominator:
Denominator for basic and diluted loss per share—weighted average shares outstanding	47,044	37,748
Basic and diluted loss per share from continuing operations	$(0.01)	$(0.20)
     There were 2,329,895 and 1,991,362 potentially dilutive common shares from employee stock options and stock units which have been excluded from the diluted weighted average share denominator for the respective three months ended July 31, 2010 and 2009 as their effect would be antidilutive.
Note 11—Other Income (Expense), Net
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
     The following table shows the detail of Other Income (Expense), net, in the accompanying Condensed Consolidated Statements of Operations:

	Three Months
	Ended July 31,
	2010	2009
Realized Foreign Exchange Losses, net	$(97)	$(55)
Unrealized Foreign Exchange Gains , net	368	457
Other	21	100

	$292	$502

Note 12—Income Taxes
     The Company recognizes a net deferred tax asset for items that will generate a reduction in future taxable income to the extent that it is “more likely than not” that these deferred assets will be realized. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the period in which the tax benefit will be realized. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which the tax benefit will be realized. In determining the realizability of these assets, the Company considers numerous factors, including historical profitability, estimated future taxable income and the industry in which it operates. In fiscal year 2008, the Company reversed approximately $17.2 million and $1 million of valuation allowance against deferred tax assets related to U.S. and German net operating loss (NOL) carryforwards and other net deferred tax assets, respectively, after concluding that it was more likely than not that these benefits would be realized based on cumulative positive results of operations and anticipated future profit levels. For the fiscal year ended April 30, 2010 and for the first quarter ended July 31, 2010, the Company concluded that, after evaluation of all available evidence, it anticipates generating sufficient future taxable income to realize the benefits of its U.S. and German deferred tax assets. The Company continues to provide a full valuation allowance against its net operating losses and other net deferred tax assets, arising in certain tax jurisdictions, because the realization of such assets is not more likely than not. The Company’s valuation allowance at July 31, 2010 was $11.2 million, an increase of $1.1 million from April 30, 2010. The increase is mainly attributable to the creation of additional foreign net operating losses. Most of the foreign net losses can be carried forward indefinitely, with certain amounts expiring between fiscal years 2014 and 2017.
     For the three months ended July 31, 2010, the Company recorded an income tax expense of $1.1 million compared to an income tax benefit of $606,000 in the comparative prior year. For the three months ended July 31, 2010, the relationship between income tax expense and pre-tax income is not customary mainly due to the quarterly tax impact of a $1.9 million repatriation treated as a dividend for income tax purposes in addition to the tax impact of losses from subsidiaries for which a full valuation allowance is maintained.
     The Company has analyzed its filing positions in all of the federal, state, and international jurisdictions where it, or its wholly-owned subsidiaries, are required to file income tax returns for all open tax years in these jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non- U.S. income tax examinations by tax authorities for years prior to fiscal 2002. There are no significant uncertain tax positions in tax years prior to fiscal year 2002. As of July 31, 2010, the Company’s balance of unrecognized tax benefits is $9.0 million, which, if recognized, would reduce the Company’s effective tax rate. The Company has recognized immaterial interest charges related to unrecognized tax benefits as a component of interest expense. The Company does not expect that unrecognized tax benefits will significantly change within the next twelve months other than for currency fluctuations.
     With the exception of certain of its subsidiaries, it is the general practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of July 31, 2010 the Company has not made a provision for U.S. or additional foreign withholding taxes of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries with the exception of its subsidiaries in Taiwan, Japan, and Switzerland for which it provides deferred taxes. It is not practical to estimate the amount of deferred tax liability relating to the Company’s investment in its other foreign subsidiaries. With the exception of the dividend distribution discussed above, the Company did not have any other distributions for income tax purposes during the respective three months ended July 31, 2010 and 2009. However, the Company intends to repatriate funds from certain of its subsidiaries in the future.
Note 13—Segment Information
     The Company has two reportable segments: Standard and Advanced. The Standard segment includes sales and cost of sales related to the Company’s cutting, surface preparation and cleaning systems using ultrahigh-pressure water pumps, as well as parts and services to sustain these installed systems. Systems included in this segment do not require significant custom configuration. The Advanced segment includes sales and cost of sales related to the Company’s complex aerospace and automation systems which require specific custom configuration and advanced features to match unique customer applications as well as parts and services to sustain these installed systems.
     Segment results are measured based on revenue growth and gross margin. A summary of operations by reportable segment is as follows:

	Standard	Advanced	Total
Three Months Ended July 31, 2010
External sales	$40,843	$5,737	$46,580

Gross margin	17,457	1,876	19,333

Three Months Ended July 31, 2009
External sales	$28,367	$9,385	$37,752

Gross margin	10,572	3,404	13,976

FLOW INTERNATIONAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking Statements
     Forward-looking statements in this report, including without limitation, statements relating to our plans, strategies, objectives, expectations, intentions, and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “may,” “expect,” “believe,” “anticipate,” “estimate,” “plan” and similar expressions are intended to identify forward-looking statements. These statements are no guarantee of future performance and involve certain risks, assumptions, and uncertainties that are difficult to predict. Therefore, actual outcome and results may differ materially from what is expressed or forecasted in such forward-looking statements.
     We make forward-looking statements of our expectations which include but are not limited to:
•	statements regarding the belief that our efforts to build a foundation and the capabilities to support significant growth as economic conditions improve will continue to bear fruit;

•	statements regarding the belief that that the diversity of our products and geographic presence along with the expansion of our indirect sales channel will allow us to return to profitable growth;

•	statements regarding our ability to effectively manage our sales force and indirect sales channel;

•	statements regarding the reasons for variations in Advanced segment revenues;

•	statements regarding our intent to continue reinstatement of temporarily suspended benefits and wages to our employees in future;

•	statements regarding our use of cash, cash needs and ability to raise capital and/or use our Senior Credit Facility;

•	statements regarding our belief that our existing cash and cash equivalents, along with the expected proceeds from our operations and available amounts under our Senior Credit Facility Agreement, will provide adequate liquidity to fund our operations through at least the next twelve months;

•	statements regarding our ability to fund future capital spending through cash from operations or from external financing;

•	statements regarding our ability to meet our debt covenants in future periods;

•	statements regarding our ability to extend our existing credit facility or pursue alternative sources of financing following the expiration of our Senior Credit Facility Agreement in June 2011;

•	statements regarding our technological leadership position;

•	statements regarding anticipated results of potential or actual litigation;

•	statements regarding the realizability of our deferred tax assets and our expectation that our unrecognized tax benefits will not change significantly within the next twelve months.
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
     As you read this discussion and analysis, refer to our Condensed Consolidated Statements of Operations included in Item 1 — Condensed Consolidated Financial Statements, which presents the results of our operations for the respective three months ended July 31, 2010 and 2009. We analyze and explain the differences between the periods in the specific line items of our Condensed Consolidated Statements of Operations. This discussion and analysis has been organized as follows:
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
     During the current period, business spending in certain geographic regions continued to support growing economic activity. Factory production continued to show improvement and resource utilization levels continued to increase from their lows in the first half of our fiscal year 2010. The results of this were evident in our first quarter results: revenue increased by 44% from the prior year quarter in our Standard segment, which was most impacted by the recession, with double digit growth in all geographic regions versus the year ago quarter. Further, we had a 500 basis point improvement in our gross margin year-over-year.
     While there is concern emerging that the pace of the economic recovery may be slowing, we believe that all of our efforts to build a foundation and capabilities to support significant growth as economic conditions improve will continue to bear fruit. Further, we believe that the diversity of our products and geographical presence, along with the expansion of our indirect sales channel of distribution, will allow us to unlock our potential and position us for a return to profitable growth.

Matters Affecting Comparability
     The following events occurred in the respective three months ended July 31, 2010 and 2009, which impact the comparability of our results of operations:
     Partial Reinstatement of Previously Reduced Wages and Suspended Employee Benefits
     As the global recession set in, we responded by implementing permanent and temporary changes to adjust our operating scale. Some of these changes included a temporary reduction in wages for a majority of our salaried employees and suspension of certain employee benefits. While these temporary wage reductions and benefit suspensions helped us through the economic downturn, they do not fit into our long-term strategy of attracting and retaining skilled and knowledgeable people. We therefore began reinstating some of these wages and employee benefits in the third quarter of fiscal year 2010. As a result of this partial reinstatement, our comparable year-over-year operating expenses will be higher in the current period.
     Launch of new Enterprise Resource Planning (“ERP”) System
     We placed a new ERP system with a carrying value of $10.6 million into service in October 2009 (towards the end of the second quarter of fiscal year 2010) when it was launched in one of the Company’s geographic locations. This ERP system is being depreciated over a useful life of five years since its launch. Period-over-period comparisons will be impacted as we continue to record a full year of depreciation expense related to this asset.
     Restructuring Charges
     In fiscal year 2010, we implemented certain initiatives to permanently improve our cost structure, better utilize overall capacity and improve general operating efficiencies. During the three months ended July 31, 2009, we recorded a charge of $1.6 million related to these restructuring activities.
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
Results of Operations
(Tabular amounts in thousands)
Summary Consolidated Results for the Three Months ended July 31, 2010 and 2009

	Three Month Ended July 31,		Increase (Decrease)
	2010	2009	$	%
Sales	$46,580	$37,752	$8,828	23%
Gross Margin	19,333	13,976	5,357	38%
Selling General and Administrative Expenses	18,700	16,735	1,965	12%
Merger Termination Charge	—	3,219	NM	NM
Restructuring Charges	—	1,604	NM	NM
Operating Income (Loss)	633	(7,582)	8,215	108%

Expressed as a % of Sales:
Gross Margin	42%	37%		500 bpts
Merger Termination Charge	—	9%		NM
Restructuring Charges	—	4%		NM
Operating Income (Loss)	1%	(20)%		NM

bpts =	basis points
NM =	not meaningful

	Three Month Ended July 31,		Increase (Decrease)
	2010	2009	$	%
Systems Sales	$30,535	$24,403	6,132	25%
Consumable Parts Sales	16,045	13,349	2,696	20%
Total Sales	46,580	37,752	8,828	23%
     Sales for the three months ended July 31, 2010 increased $8.8 million or 23% over the prior year period primarily driven by improved sales volume due to the stabilizing of the macroeconomic environment. The increase was in our Standard segment, which improved $12.5 million or 44% over the prior year period. All geographies in our Standard segment experienced double digit growth over the prior year comparative period, which represented our lowest point during the recession. This increase in our Standard segment over the prior year period was offset by an anticipated decrease of $3.6 million or 39% in our Advanced segment sales based on the timing of contract awards and our manufacturing and installation schedules.
     Our operating income of $633,000 for the three months ended July 31, 2010 improved from an operating loss of $7.6 million in the prior year comparative period. The operating income for the three months ended July 31, 2010 reflects the impact of higher sales volume, partially offset by higher operating expenses when compared to the prior year same period primarily as a result of the timing of the partial reinstatement of previously reduced wages and suspended benefits. In addition, the prior year comparative period included a merger termination charge as well as restructuring charges as described in the “Matters Affecting Comparability” section above.

Segment Results of Operations
     We report our operating results to the chief operating decision maker based on market segments which is consistent with management’s long-term growth strategy. Our reportable segments are Standard and Advanced. The Standard segment includes sales and cost of sales related to our cutting, surface preparation and cleaning systems using ultrahigh-pressure water pumps as well as parts and services to sustain these installed systems. Systems included in this segment do not require significant custom configuration. The Advanced segment includes sales and cost of sales related to our complex aerospace and automation systems which require specific custom configuration and advanced features to match unique customer applications as well as parts and services to sustain these installed systems. Segment results are measured based on revenue growth and gross margin.
     This section provides a comparison of net sales and gross margin for each of our reportable segments for the respective three months ended July 31, 2010 and 2009. For further discussion on our reportable segments, refer to Note 13 — Segment Information of the Notes to the Condensed Consolidated Financial Statements.
Standard Segment

	Three Month Ended July 31,		Increase (Decrease)
	2010	2009	$	%
Sales	$40,843	$28,367	12,476	44%
% of total company sales	88%	75%	NM	NM
Gross Margin	17,457	10,572	6,885	65%
Gross Margin as % of sales	43%	37%	NM	NM

NM =	Not Meaningful
     For the three months ended July 31, 2010, sales in our standard segment increased $12.5 million or 44% over the prior year comparative period. The quarter-to-date increase was due to significant increases in both standard systems and consumable parts sales volume across all geographies as global economies improved from the year-ago economic low. Excluding the impact of foreign currency changes, sales in the Standard segment increased $13.1 million or 46% for the three months ended July 31, 2010 when compared to prior year comparative period.
     Gross margin for the three months ended July 31, 2010 amounted to $17.5 million or 43% of sales compared to $10.6 million or 37% of sales in the prior year comparative period. Generally, the comparison of gross margin rates in this segment will vary period over period based on changes in our product sales mix and prices and levels of production volume. The improvement of our margins in the current three month period over the prior year comparative period was primarily attributable to product mix, and to a lesser extent, better fixed-cost absorption and manufacturing efficiencies based on higher production volume.
Advanced Segment

	Three Month Ended July 31,		Increase (Decrease)
	2010	2009	$	%
Sales	$5,737	$9,385	(3,648)	(39)%
% of total company sales	12%	25%	NM	NM
Gross Margin	1,876	3,404	(1,528)	(45)%
Gross Margin as % of sales	33%	36%	NM	NM

NM =	Not Meaningful
     Sales in the Advanced segment will vary period over period for various reasons, such as the timing of contract awards, timing of project design and manufacturing schedule, the timing of shipments to customers, and timing of installation at customer sites.
     As anticipated, sales in our Advanced segment decreased by $3.6 million or 39% over the prior year comparative period. This decrease was primarily due to the timing of revenue recognition for some of our significant aerospace contracts that were in the production phase during the comparative prior period, which accounts for a higher percentage of total estimated costs to complete relative to the installation phase. During the quarter, a significant number of these aerospace contracts were in the installation phase.

     Gross margin for the three months ended July 31, 2010 amounted to $1.9 million or 33% of sales compared to $3.4 million or 36% of sales in the prior year comparative period. The decrease in gross margin as a percentage of sales when compared to the prior year comparative period was attributable to product mix as well as updates to certain estimated costs to complete.
Selling, General and Administrative Expenses

	Three Month Ended July 31,		Increase (Decrease)
	2010	2009	$	%
Sales and Marketing	$10,596	$7,916	2,680	34%
Research and Engineering	2,146	1,697	449	26%
General and Administrative	5,958	7,122	(1,164)	(16)%
Total Operating Expenses	$18,700	$16,735	1,965	12%
     Our consolidated operating expenses for the three months ended July 31, 2010 increased by $2.0 million or 12% over the prior year comparative period. This increase was primarily as a result of the following:
•	higher labor costs as a result of the partial reinstatement of previously reduced wages and suspended employee benefits in the latter half of fiscal year 2010;

•	higher commission expense driven by comparatively higher sales volume;

•	higher depreciation expense related to our new ERP system which was placed into service at the end of the second quarter of fiscal year 2010;

•	higher marketing and related travel expense due to timing and activity of tradeshows; and

•	the timing of investments for new product development.
     Looking forward for the rest of fiscal year 2011, we anticipate that our selling general and administrative expenses will continue to increase versus the comparative prior periods as we record a full year of depreciation expense related to the new ERP system. The reinstatement of wages and benefits will also result in increased costs compared to prior periods for fiscal year 2011. We will continue to carefully monitor our sales volume and other economic indicators in order to review our ability to reinstate the remaining temporary wage reductions and suspended benefits to employees.
Interest Income (Expense)
Interest Income (Expense), net

	Three Month Ended July 31,		Increase (Decrease)
	2010	2009	$	%
Interest Income	$21	$40	(19)	(48)%
Interest Expense	(413)	(964)	(552)	(57)%
Net Interest Expense	$(392)	$(924)	(532)	(58)%
     Our interest expense, net was $392,000 and $924,000 for the respective three months ended July 31, 2010 and 2009. Our interest expense primarily consists of imputed interest on two subordinated notes that were issued at below market interest rate, amortization of deferred debt financing fees and interest charges on the used and unused portion of our senior credit facility as well as outstanding letters of credit. The decrease in net interest expense in the current quarter when compared to the prior year same period was primarily as a result of significantly lower balances outstanding on our senior credit facility as well as lower balances in outstanding standby letters of credit. Further, the prior year comparative period included a $253,000 write-off of deferred financing fees as a result of reducing our available borrowing capacity by 50%.

Other Income (Expense), Net

	Three Month Ended July 31,		Increase (Decrease)
	2010	2009	$	%
Realized Foreign Exchange Losses, net	$(97)	$(55)	(42)	(76)%
Unrealized Foreign Exchange Gains, net	368	457	(89)	(19)%
Other	21	100	(79)	(79)%
	$292	$502	(210)	(42)%
     During the three months ended July 31, 2010, we recorded Other Income, net of $292,000 compared to $502,000 for the three months ended July 31, 2009. These changes primarily resulted from the fluctuation in realized and unrealized foreign exchange gains and losses on revaluation of third party and intercompany settled and unsettled balances whose payment is anticipated in the foreseeable future.
Income Taxes
     Our (benefit)/provision for income taxes for the respective three months ended July 31, 2010 and 2009 consisted of:

	Three Month Ended July 31,		Increase (Decrease)
	2010	2009	$	%
Current Tax Expense (Benefit)	169	$(133)	302	NM
Deferred Tax Expense (Benefit)	895	(473)	1,368	NM
Total Tax Expense (Benefit)	1,064	(606)	1,670	NM

NM =	Not Meaningful
     We recognize a net deferred tax asset for items that will generate a reduction in future taxable income to the extent that it is “more likely than not” that these deferred assets will be realized. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the period in which the tax benefit will be realized. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which the tax benefit will be realized. In determining the realizability of these assets, we considered numerous factors, including historical profitability, estimated future taxable income and the industry in which we operate. In fiscal year 2008, we reversed approximately $17.2 million and $1 million of valuation allowance against deferred tax assets related to U.S. and Germany net operating loss (NOL) carryforwards and other net deferred tax assets, respectively, after concluding that it was more likely than not that these benefits would be realized based on cumulative positive results of operations and anticipated future profit levels. For the fiscal year ended April 30, 2010 and for the first quarter ended July 31, 2010, we concluded that, after evaluation of all available evidence, we anticipate generating sufficient future taxable income to realize the benefits of our U.S. and German deferred tax assets.
     As part of this evaluation we considered the impact of the global economic downturn on our business. While our business declined as a result of this downturn, we saw an upward trend in our business during the second half of the fiscal year 2010 and in our current period results. Currently, the positive evidence we evaluated exceeds the negative evidence and supports our conclusion that it is more likely than not that these deferred assets will be realized. If, in the future, the negative evidence were in excess of the positive evidence our conclusion regarding the realizability of the benefit of our deferred tax assets would change. At July 31, 2010, the recorded amount of our deferred tax assets was $22.9 million, net of valuation allowance on certain foreign NOLs.
     Our foreign tax provision for the respective three months ended July 31, 2010 and 2009 consisted of current and deferred tax expense. The U.S. tax provision consists of current and deferred tax expense (benefit), state taxes and foreign withholding taxes. With the exception of certain of our subsidiaries, it is our general practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations. As of July 31, 2010, we had not made a provision for U.S. or additional foreign withholding taxes of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries with the exception of our subsidiaries in Taiwan, Japan, and Switzerland for which we provide deferred taxes.
     During the quarter ended July 31, 2010, we repatriated $1.9 million from one of our wholly owned subsidiaries that was treated as a dividend distribution for income tax purposes. During the respective three months ended July 31, 2010 and 2009, we did not make any other distributions. However, we intend to repatriate funds from certain of our subsidiaries in the future.

Liquidity and Capital Resources
Sources of Cash
     Historically, our most significant sources of financing have been funds generated by operating activities, available cash and cash equivalents and available lines of credit. From time to time, we have borrowed funds from our available Senior Credit Facility and have raised funds through the sale of common stock.
Cash Generated by Operating Activities
     Cash generated by operating activities was $1.8 million for three months ended July 31, 2010, compared to cash generated from operations of $2.7 million for the three months ended July 31, 2009. Cash generated by or used in operating activities is primarily related to changes in our working capital accounts. Changes in our working capital resulted in a net $1.8 million use of cash for the three months ended July 31, 2010 compared to $5.3 million generated for the three months ended July 31, 2009. The change in working capital was attributable to changes in accounts payable due to the timing of purchases and payments to vendors, the timing of inventory purchases for anticipated growth in future periods and the timing of collection of accounts receivable.
Available Cash and Cash Equivalents
     At July 31, 2010, we had total cash and cash equivalents of $7.2 million. To the extent that our cash needs in the U.S. exceed our cash reserves and availability under our Senior Credit Facility Agreement, we may repatriate cash from certain of our foreign subsidiaries; however, this could be limited by our ability to repatriate such cash in a tax efficient manner. We believe that our existing cash and cash equivalents as of July 31, 2010, anticipated revenue and funds generated from our operations, and financing available under our existing credit facilities will be sufficient to fund our operations for at least the next twelve months. However, in the event that there are changes in our expectations or circumstances, we may need to raise additional funds through public or private debt or sale of equity to fund our operations.
Credit Facilities and Debt
     We have a $40 million secured senior credit facility that expires on June 10, 2011.
     Under our current Senior Credit Facility Agreement, we are required to maintain the following ratios in each of our fiscal year 2011 quarters:

	Maximum Consolidated	Minimum Fixed Charge
	Leverage Ratio (i)	Coverage Ratio (ii)
First Quarter	2.75x	2.0x
Thereafter	2.50x	2.0x

(i)	Defined as the ratio of consolidated indebtedness, excluding the subordinated notes issued to OMAX, to consolidated adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) for the most recent four fiscal quarters.

(ii)	Defined as the ratio of consolidated adjusted EBITDA, less income taxes and maintenance capital expenditures, during the most recent four quarters to the sum of interest charges during the most recent four quarters and scheduled debt repayments in the next four quarters.
     Our covenants also require us to meet a liquidity test such that our consolidated indebtedness shall not exceed the total of 65% of the book value of our accounts receivable and 40% of the book value of our inventory.
     A violation of any of the covenants above would result in event of default and accelerate the repayment of all unpaid principal and interest and the termination of any letters of credit.
     Our leverage ratio and fixed charge coverage ratio were 0.19 and 14.2 for the quarter ended July 31, 2010. Our consolidated indebtedness did not exceed the total of 65% of the book value of our accounts receivable and 40% of the book value of our inventory. Our calculations of these financial ratios are reported in Exhibit No. 99.1 of this Quarterly Report on Form 10-Q. We were in compliance with all our financial covenants as of July 31, 2010. As of July 31, 2010, there were no outstanding borrowings under the Senior Credit Facility.

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
     As of July 31, 2010, the Company had $38.2 million available under its Line of Credit, net of $1.8 million in outstanding letters of credit which reduce amounts available under the Senior Credit Facility Agreement. There were no outstanding borrowings against the Senior Credit Facility Agreement. As of July 31, 2010, based on the Company’s maximum allowable leverage ratio, the incremental amount it could have borrowed under its Lines of Credit would have been approximately $25.4 million.
     We expect to be in compliance with our covenants pursuant to the Credit Facility Agreement for at least the next twelve months. However, in the event that there is a possibility of default, we may institute additional cost reductions; raise additional funds through public or private debt or sale of equity; possibly seek further amendments to our Senior Credit Facility Agreement or a combination of these items. We are also currently evaluating our options with regard to financing alternatives available to us following the expiration of our Senior Credit Facility Agreement. We may seek to extend our existing credit facility or pursue alternative sources of financing. Refer to Part II, Item 1A: Risk Factors in our Annual Report on Form 10-K for the fiscal year ended April 30, 2010 and Part II, Item 1A: Risk Factors in this Form 10-Q for discussion of the risks and uncertainties pertaining to our business and industry and risk relating to the expiration of our existing senior credit facility.
     There were no outstanding balances under our unsecured Taiwan credit facilities as of July 31, 2010. The total unsecured commitment for the Taiwan credit facilities totaled $2.8 million at July 31, 2010, bearing interest at 2.5% per annum.
Other Sources of Cash
     In addition to cash and cash equivalents, cash from operations and cash available under our credit facilities, we may also generate cash from the exercise of stock options. There were no option exercises during the respective three months ended July 31, 2010 and 2009.
Uses of Cash
Capital Expenditures
     Our capital spending plans currently provide for outlays ranging from approximately $4 million to $6 million over the next twelve months, primarily related to the continued implementation of our ERP system and other information technology related projects, as well as patent and trademark maintenance. It is expected that funds necessary for these expenditures will be generated internally or from available financing. To the extent that funds cannot be generated through operations or we are unable to obtain financing on reasonable terms, we will reduce our capital expenditures accordingly. Our capital spending for the respective three months ended July 31, 2010 and 2009 amounted to $697,000 and $4.5 million.
Repayment of Debt, Capital Leases and Notes Payable
     Our total net repayments of debt and notes payable were $0.4 million and $0.7 million for the respective three months ended July 31, 2010 and 2009.
Off-Balance Sheet Arrangements
     We did not have any special purpose entities or off-balance sheet financing arrangements as of July 31, 2010.
Contractual Obligations
     During the three months ended July 31, 2010, there were no material changes outside the ordinary course of business in our contractual obligations and minimum commercial commitments as reported in our Annual Report on Form 10-K for the year ended April 30, 2010.

Critical Accounting Estimates and Judgments
     There are no material changes in our critical accounting estimates as disclosed in our Annual Report on Form 10-K for the year ended April 30, 2010.
Recently Issued Accounting Pronouncements
     Please refer to Note 2 to the Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes in our market risk during the three months ended July 31, 2010. For additional information, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations as presented in our Annual Report on Form 10-K for the year ended April 30, 2010.
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
(b) Changes in Internal Controls
     During the first quarter of fiscal year 2011, we completed the implementation of our new enterprise resource planning (“ERP”) system in another of our geographic locations, continuing with the implementation that was launched in the second quarter of fiscal year 2010. We expect to continue this implementation in succeeding phases over the course of the next twelve to eighteen months in the rest of our global operations. The implementation of this ERP system has and will continue to affect our internal controls over financial reporting by, among other things, improving user access security and automating a number of accounting, back office and reporting processes and activities. Although management has taken the necessary steps to monitor and maintain appropriate internal controls during this period of change, it has not completed its testing of the operating effectiveness of all key controls in the new system. As such, there is a risk that control deficiencies may exist that have not yet been identified and that could constitute, individually or in combination, a material weakness. Management will continue to evaluate the operating effectiveness of related key controls during subsequent periods.
     With the exception of the implementation of the ERP system in another of our geographic locations as described above, there was no other change identified in our internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
     At any time, the Company may be named as a defendant in legal proceedings. Please refer to Note 8 — Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements for a discussion of the Company’s legal proceedings.
Item 1A. Risk Factors
     Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the “Risk Factors” sections of our

Annual Report on Form 10-K for the fiscal year ended April 30, 2010, filed by us with the Securities and Exchange Commission on July 1, 2010. In connection with the preparation of this quarterly report, management has reviewed and considered these risk factors and has determined that the following risk factor should be read in connection with the risk factors disclosed in our Form 10-K.
     Risks Relating to our Business
Our existing credit facility, which currently represents our sole source of external funding, will expire in June 2011. If we are unable to maintain access to external funding, we may be unable fund working capital needs.
     In addition to cash on hand and cash generated by on-going operations, we rely on access to external sources of funding and our ability to timely collect cash from our customers to manage our business. Our existing senior credit facility, which represents our primary source of external financing to fund our working capital requirements, expires in June 2011. We are currently evaluating our options with regards to financing alternatives available to us. We may seek to extend our existing senior credit facility, modify the existing terms of our Senior Credit Facility Agreement, or pursue alternative sources of financing. However, such credit facility or alternate financing may not be available or if available may not be on terms favorable to us. Our ability to fund working capital needs may be negatively impacted if we are unable to secure a new senior credit facility or to secure alternate sources of financing.
Items 2, 3,and 5 are None and have been omitted.
Item 4. (Removed and Reserved)
Item 6. Exhibits
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Debt Covenant Compliance as of July 31, 2010

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOW INTERNATIONAL CORPORATION

Date: September 8, 2010	/s/ Charles M. Brown
Charles M. Brown President and Chief Executive Officer (Principal Executive Officer)

Date: September 8, 2010	/s/ Allen M. Hsieh
Allen M. Hsieh Vice President and Chief Financial Officer (Principal Financial Officer)