Form 10-Q
period 2010-10-31
FLOW INTERNATIONAL CORP
filed 2010-12-03
CIK 713002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-34443

FLOW INTERNATIONAL CORPORATION

WASHINGTON	91-1104842
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
23500 64th Avenue South
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had 47,169,032 shares of Common Stock, $0.01 par value per share, outstanding as of November 24, 2010.

FLOW INTERNATIONAL CORPORATION

2

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
FLOW INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)
(unaudited)

	October 31,	April 30,
	2010	2010
ASSETS
Current Assets:
Cash and Cash Equivalents	$6,892	$6,367
Restricted Cash	695	639
Receivables, net	40,437	35,749
Inventories, net	27,213	22,503
Deferred Income Taxes, net	2,521	2,486
Other Current Assets	5,920	6,351

Total Current Assets	83,678	74,095
Property and Equipment, net	19,862	21,769
Intangible Assets, net	4,708	4,504
Deferred Income Taxes, net	25,689	26,330
Other Long-Term Assets	4,327	4,511

Total Assets	$138,264	$131,209

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes Payable	$2,050	$350
Current Portion of Long-Term Obligations	28	61
Accounts Payable	15,354	15,306
Accrued Payroll and Related Liabilities	6,887	5,938
Taxes Payable and Other Accrued Taxes	2,273	1,329
Deferred Income Taxes	1,141	1,086
Deferred Revenue and Customer Deposits	12,120	10,146
Other Accrued Liabilities	8,027	7,966

Total Current Liabilities	47,880	42,182
Deferred Income Taxes	3,955	3,856
Subordinated Notes	8,327	7,954
Other Long-Term Liabilities	1,823	1,593

Total Liabilities	61,985	55,585

Commitments and Contingencies
Shareholders’ Equity:
Series A 8% Convertible Preferred Stock, $.01 par value, 1,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $.01 par value, 84,000 shares authorized; 47,168 and 46,927 shares issued and outstanding	467	465
Capital in Excess of Par	160,466	159,605
Accumulated Deficit	(80,750)	(79,887)
Accumulated Other Comprehensive Income (Loss):
Defined Benefit Plan Obligation, net of income tax	9	9
Cumulative Translation Adjustment, net of income tax	(3,913)	(4,568)

Total Shareholders’ Equity	76,279	75,624

Total Liabilities and Shareholders’ Equity	$138,264	$131,209

See Accompanying Notes to Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2010	2009	2010	2009
Sales	$52,935	$42,037	$99,515	$79,789
Cost of Sales	33,082	25,405	60,329	49,181

Gross Margin	19,853	16,632	39,186	30,608

Operating Expenses:
Sales and Marketing	10,885	8,975	21,481	16,891
Research and Engineering	2,436	1,850	4,582	3,547
General and Administrative	5,659	6,071	11,617	13,193
Restructuring and Other Operating Charges	—	(601)	—	4,222

Total Operating Expenses	18,980	16,295	37,680	37,853

Operating Income (Loss)	873	337	1,506	(7,245)
Interest Income	44	53	65	93
Interest Expense	(437)	(474)	(850)	(1,438)
Other Income (Expense), net	104	(150)	396	352

Income (Loss) Before Taxes	584	(234)	1,117	(8,238)
Benefit (Provision) for Income Taxes	(804)	923	(1,868)	1,529

Income (Loss) from Continuing Operations	(220)	689	(751)	(6,709)
Income (Loss) from Discontinued Operations, net of Income Tax of $0, $0, $0, and $0	(103)	8	(112)	(1,140)

Net Income (Loss)	$(323)	$697	$(863)	$(7,849)

Basic and Diluted Income (Loss) Per Share:
Income (Loss) from Continuing Operations	$(0.01)	$0.02	$(0.02)	$(0.17)
Discontinued Operations	0.00	0.00	0.00	(0.02)

Net Income (Loss)	$(0.01)	$0.02	$(0.02)	$(0.19)

Weighted Average Shares Used in Computing Basic and Diluted Income (Loss) Per Share:
Basic	47,160	42,841	47,102	40,295
Diluted	47,160	43,158	47,102	40,295
See Accompanying Notes to Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Six Months Ended
	October 31,
	2010	2009
Cash Flows from Operating Activities:
Net Loss	$(863)	$(7,849)
Adjustments to Reconcile Net Loss to Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	3,184	2,593
Deferred Income Taxes	947	(1,207)
Provision for Slow Moving and Obsolete Inventory	339	292
Bad Debt Expense	134	447
Warranty Expense	1,377	1,316
Incentive Stock Compensation Expense	1,284	987
Unrealized Foreign Exchange Currency (Gains)	(292)	(53)
Amortization and write off of Deferred Debt Issuance Costs	231	253
OMAX Termination Charge	—	3,219
Indemnification Charge	112	1,219
Interest Accretion on Subordinated Notes	372	383
Other	12	(455)
Changes in Operating Assets and Liabilities:
Receivables	(4,245)	(5,973)
Inventories	(4,478)	2,767
Other Operating Assets	702	163
Accounts Payable	(383)	5,887
Accrued Payroll and Related Liabilities	696	(523)
Deferred Revenue and Customer Deposits	1,718	773
Release of Funds from Escrow	—	17,000
Payment for Patent Litigation Settlement	—	(15,000)
Payment for OMAX Termination	—	(2,000)
Other Operating Liabilities	(876)	(3,674)

Net Cash Provided by (Used in) Operating Activities	(29)	565

Cash Flows From Investing Activities:
Expenditures for Property and Equipment	(800)	(7,545)
Expenditures for Intangible Assets	(349)	(412)
Proceeds from Sale of Property and Equipment	17	4,690
Restricted Cash	(24)	(94)

Net Cash Used in Investing Activities	(1,156)	(3,361)

Cash Flows from Financing Activities:
Borrowings under Senior Credit Agreement	18,050	5,250
Repayments under Senior Credit Agreement	(16,350)	(18,050)
Repayments Under Other Financing Arrangements	(35)	(1,362)
Repayments of Long—Term Obligations	—	(4,245)
Proceeds from Issuance of Common Stock, net of Issuance Costs	—	17,439
Payments for Debt Issuance Costs	—	(607)

Net Cash Provided by (Used In) Financing Activities	1,665	(1,575)

Effect of Changes in Exchange Rates	45	(706)
Net Change in Cash And Cash Equivalents	525	(5,077)
Cash and Cash Equivalents, Beginning of Period	6,367	10,117

Cash and Cash Equivalents, End of Period	$6,892	$5,040

Supplemental Disclosures of Cash Flow Information:
Cash Paid during the Period for:
Interest	186	860
Income Taxes	411	503
Supplemental Disclosures of Noncash Investing and Financing Activities:
Accounts Payable Incurred to Acquire Property and Equipment, and Intangible Assets	794	274
See Accompanying Notes to Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
(in thousands; unaudited)

					Accumulated
	Common Stock		Capital		Other	Total
		Par	In Excess	Accumulated	Comprehensive	Shareholders’
	Shares	Value	of Par	Deficit	Loss	Equity
Balances, April 30, 2009	37,705	$372	$140,634	$(71,403)	$(6,892)	$62,711
Components of Comprehensive Loss:
Net Loss				(7,849)		(7,849)
Adjustment to Minimum Pension Liability, Net of Income Tax of $5					(5)	(5)
Cumulative Translation Adjustment, Net of Income Tax of $207					1,213	1,213

Total Comprehensive Loss						(6,641)
Sale of Common Stock at $2.10 per share, net of Stock Issuance Cost of $1.7 million	8,999	90	17,117			17,207
Stock Compensation	175	3	1,075			1,078

Balances, October 31, 2009	46,879	$465	$158,826	$(79,252)	$(5,684)	$74,355

Balances, April 30, 2010	46,927	$465	$159,605	$(79,887)	$(4,559)	$75,624
Components of Comprehensive Loss:
Net Loss				(863)		(863)
Cumulative Translation Adjustment, Net of Income Tax of $3					655	655

Total Comprehensive Loss						(208)
Stock Compensation	241	2	861			863

Balances, October 31, 2010	47,168	$467	$160,466	$(80,750)	$(3,904)	$76,279

See Accompanying Notes to Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All tabular dollar amounts in thousands, except per share amounts)
(Unaudited)
Note 1: Basis of Presentation
     In the opinion of the management of Flow International Corporation (the “Company”), the accompanying unaudited condensed consolidated financial statements (“financial statements”) are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) for interim financial information and rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited financial statements reflect all adjustments, which in the opinion of management are necessary to fairly state the financial position, results of operations and cash flows for the interim periods presented. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2010.
     The preparation of these interim condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company’s financial statements. Operating results for the three and six months ended October 31, 2010 may not be indicative of future results.
     Fair Value of Financial Instruments
     The carrying value of the Company’s current assets and liabilities approximate fair values due to the short-term maturity of these assets and liabilities. Nonfinancial assets and liabilities measured on a nonrecurring basis that are included on the Company’s Condensed Consolidated Balance Sheets consist of long-lived assets, including cost-method investments and long-term subordinated notes issued to OMAX that are measured at fair value when impairment indicators exist. Due to significant unobservable inputs, the fair value measures used to evaluate impairment and to calculate a prevailing market interest rate, respectfully, are Level 3 inputs. The carrying amount of these nonfinancial assets and liabilities measured on a nonrecurring basis approximates fair value unless otherwise disclosed in these financial statements.
     Reclassification
     Certain amounts within the fiscal year 2010 Condensed Consolidated Balance Sheet have been reclassified to conform to the fiscal year 2011 presentation. These reclassifications did not impact total assets or total liabilities of the Company.
Note 2: Recently Issued Accounting Pronouncements
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
Note 3: Receivables, Net
     Receivables, net as of October 31, 2010 and April 30, 2010 consisted of the following:

	October 31, 2010	April 30, 2010
Trade Accounts Receivable	$26,638	$23,717
Unbilled Revenues	14,995	13,184

	41,633	36,901
Less: Allowance for Doubtful Accounts	(1,196)	(1,152)

Receivables, net	$40,437	$35,749

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
Note 4: Inventories
     Inventories are stated at the lower of cost or market. Costs included in inventories consist of materials, labor and manufacturing overhead, which are related to the purchase or production of inventories. The Company uses the first-in, first-out method or average cost method to determine its cost of inventories. Inventories as of October 31, 2010 and April 30, 2010 consisted of the following:

	October 31, 2010	April 30, 2010
Raw Materials and Parts	$15,318	$11,895
Work in Process	3,010	2,188
Finished Goods	8,885	8,420

Inventories, net	$27,213	$22,503

Note 5: Notes Payable
     Notes payable as of October 31, 2010 and April 30, 2010 consisted of the following:

	October 31, 2010	April 30, 2010
Senior Credit Facility	$2,050	$350
     The Company has a $40 million secured senior credit facility that expires on June 10, 2011.
     Under its current Senior Credit Facility Agreement the Company is required to maintain the following ratios in the current and remaining quarters of fiscal year 2011:

Maximum Consolidated	Minimum Fixed Charge
Leverage Ratio (i)	Coverage Ratio (ii)
2.50x	2.0x

(i)	Defined as the ratio of consolidated indebtedness, excluding the subordinated notes issued to OMAX, to consolidated adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) for the most recent four fiscal quarters.

(ii)	Defined as the ratio of consolidated adjusted EBITDA, less income taxes and maintenance capital expenditures, during the most recent four quarters to the sum of interest charges during the most recent four quarters and scheduled debt repayments in the next four quarters.

     These covenants also require the Company to meet a liquidity test such that its consolidated indebtedness shall not exceed the total of 65% of the book value of the Company’s accounts receivable and 40% of the book value of its inventory.
     A violation of any of the covenants above would result in an event of default and accelerate the repayment of all unpaid principal and interest and the termination of any letters of credit. The Company was in compliance with all its financial covenants as of October 31, 2010.
     All the Company’s domestic assets and certain interests in some foreign subsidiaries are pledged as collateral under its Senior Credit Facility Agreement. Interest on the Line of Credit is based on the bank’s prime rate or LIBOR rate plus a percentage spread between 3.25% and 4.5% depending on whether it uses the bank’s prime rate or LIBOR rate and based on the Company’s current leverage ratio. The Company also pays an annual letter of credit fee equal to 3.5% of the amount available to be drawn under each outstanding stand-by letter of credit. The annual letter of credit fee is payable quarterly in arrears and varies depending on the Company’s leverage ratio.
     As of October 31, 2010, the Company had $35.8 million available under its Senior Credit Facility, net of $2.1 million in outstanding letters of credit, and $2.1 million in outstanding borrowings. Based on the Company’s maximum allowable leverage ratio at the end of the period, the incremental amount it could have borrowed under its Lines of Credit, including the Taiwan credit facilities discussed below, would have been approximately $22.6 million.
     Revolving Credit Facilities in Taiwan
     There were no outstanding balances under the Company’s unsecured Taiwan credit facilities as of October 31, 2010. The unsecured commitment for the Taiwan credit facilities totaled $3.0 million at October 31, 2010, bearing interest at 2.5% per annum.
Note 6: Commitments and Contingencies
     Warranty Obligations
     The Company’s estimated obligations for warranty, which are included as part of Costs of Sales in the Condensed Consolidated Statements of Operations, are accrued concurrently with the revenue recognized. The Company makes provisions for its warranty obligations based upon historical costs incurred for such obligations adjusted, as necessary, for current conditions and factors. Due to the significant uncertainties and judgments involved in estimating the Company’s warranty obligations, including changing product designs and specifications, the ultimate amount incurred for warranty costs could change in the near term from the current estimate. The Company believes that its warranty accrual as of October 31, 2010, which is included in the Other Accrued Liabilities line item in the Condensed Consolidated Balance Sheets, is sufficient to cover expected warranty costs.
     The following table presents the fiscal year 2011 year-to-date activity for the Company’s warranty obligations:

Warranty liability as of May 1, 2010	$2,533
Increase in warranty liability on fiscal year 2011 sales	1,377
Reduction in warranty liability for claims in fiscal year 2011	(1,051)

Warranty liability as of October 31, 2010	$2,859

     Legal Proceedings
     At any time, the Company may be involved in legal proceedings arising in the normal course of conducting business. The Company’s policy is to routinely assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after thoughtful analysis of each known issue and an analysis of historical experience. The Company records reserves related to legal matters for which it is probable that a loss has been incurred and the range of such loss can be estimated. With respect to other matters, management has concluded that a loss is only reasonably possible or remote and, therefore, no liability is recorded. Management discloses the facts regarding material matters assessed as reasonably possible and potential exposure, if determinable. Costs incurred defending claims are expensed as incurred. Other than those described below, the Company does not believe that the resolution of any such matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

     In litigation arising out of a June 2002 incident at a Crucible Metals’ (“Crucible”) facility, the Company’s excess insurance carrier notified the Company that it would contest its obligation to provide coverage for property damage. The carrier settled the claims relating to this incident in the first quarter of fiscal year 2011 for a total of approximately $3.4 million. The Company intends to vigorously contest the carrier’s claim; however, the ultimate outcome or likelihood of this specific claim cannot be determined at this time and an unfavorable outcome ranging from $0 to $3.4 million is reasonably possible.
     Other Claims or Assessments
     In fiscal year 2009, the Company was notified by the purchaser of its Avure business, which was reported as a discontinued operation for the year ended April 30, 2006, that the Swedish Tax Authority was conducting an audit which included periods during the time that the Company owned the subsidiary. Pursuant to an agreement with the purchaser, the Company made commitments to indemnify various liabilities and claims, including any tax matters relating to the periods when it owned the business. The Swedish tax authority concluded its audit and issued a final report in November 2009 asserting that Avure owes 19.5 million Swedish Krona in additional taxes, penalties and fines. In April 2010, the Company filed an appeal to contest the findings by the Swedish Tax Authority. While the Company intends to continue contesting the findings, an equivalent of $1.3 million was accrued as of October 31, 2010 related to the periods during which it owned Avure. This amount was accounted for as an adjustment to the loss on the disposal of the Avure business and is reported as a charge to discontinued operations in the Company’s Condensed Consolidated Statements of Operations. The balance of the accrued liability will fluctuate period over period with changes in foreign currency rates until such time as the matter is ultimately resolved.
Note 7: Restructuring Activities and Other
     As a result of the global recession, the Company expanded its restructuring activities during fiscal year 2010 in order to improve its performance and better position the Company for current market conditions and longer-term growth. During the six months ended October 31, 2009, the Company recorded $1.6 million related to these restructuring activities. These activities included costs to complete the Company’s plan to relocate its manufacturing activities from Taiwan to the United States and severance expenses related to a reduction in global staffing levels. In September 2009, the Company sold its building in Hsinchu, Taiwan, receiving $4.7 million from the proceeds of the sale, and simultaneously entered into a lease agreement for an insignificant portion of the building, which has been treated as an operating lease. The Company recorded a gain of $601,000 from the sale of the building, after paying closing costs and other adjustments. This sale concluded the Company’s overall efforts to consolidate its manufacturing activities and there were no further planned restructuring activities as of October 31, 2010.
     During the six months ended October 31, 2009, the Company also recorded a $6 million charge pursuant to the provisions of an amended Merger Agreement with OMAX, net of a $2.8 million discount on two subordinated notes issued to OMAX in fiscal year 2010.
     The following table summarizes the Company’s restructuring and other operating charges for the three and six months ended October 31, 2009:

	Three Months Ended	Six Months Ended
	October 31,	October 31,
	2009	2009
Severance and termination benefits	$—	$1,604
Gain on sale of building	(601)	(601)
Merger Termination Charge	—	3,219

	$(601)	$4,222

     The following table summarizes the Company’s fiscal year 2011 year-to-date restructuring activity:

Consolidated
Balance, May 1, 2010	$155
Restructuring Charges	—
Cash Payments	(155)

Balance, October 31, 2010	$—

Note 8: Stock-based Compensation
     The Company recognizes share-based compensation expense for its share-based payment awards based on fair value. The Company maintains a stock-based compensation plan (the “2005 Plan”) which was adopted in September 2005 to attract and retain talented employees and promote the growth and success of the business by aligning long-term interests of employees with those of shareholders. At the Annual Meeting of Shareholders held on September 10, 2009, shareholders of the Company approved an amendment to the 2005 Plan which provided for an increase in the aggregate number of shares of common stock that may be issued pursuant to this Plan from 2,500,000 shares to 5,000,000 shares issuable in the form of stock, stock units, stock options, stock appreciation rights, or cash awards.
Stock Options
     The Company grants stock options to employees of the Company with service and/or performance conditions. The compensation cost of stock options with service conditions is based on their fair value at the grant date and recognized ratably over the service period. Compensation cost of stock options with performance conditions is based upon current performance projections and the percentage of the requisite service that has been rendered. All options become exercisable upon a change in control of the Company unless the surviving company assumes the outstanding options or substitutes similar awards for the outstanding awards of the 2005 Plan. Options are granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. The maximum term of options is 10 years from the date of grant.
     The following table summarizes stock option activities for the six months ended October 31, 2010:

				Weighted-
		Weighted-		Average
		Average	Aggregate	Remaining
	Number of	Exercise	Intrinsic	Contractual
	Options	Price	Value	Term (Years)
Outstanding at May 1, 2010	628,082	$10.48	$—	4.97
Granted	—	—
Exercised	—	—
Expired or forfeited	(120,390)	10.86

Outstanding at October 31, 2010	507,692	$10.40	$—	5.61

Vested and Exercisable at October 31, 2010	366,054	$10.41	$—	4.98
     There were no options granted or exercised for the respective six months ended October 31, 2010 and 2009.
     For the respective six months ended October 31, 2010 and 2009, the Company recognized compensation expense related to stock options of $292,000 and $289,000. As of October 31, 2010, total unrecognized compensation cost related to nonvested stock options was $587,000, which is expected to be recognized over a weighted average period of 1.2 years.
Service-Based Stock Awards
     The Company grants common stock or stock units to employees and non-employee directors of the Company with service conditions. Each non-employee director is eligible to receive and is granted fully vested common stock worth $40,000 annually. The compensation cost of the common stock or stock units are based on their fair value at the grant date and recognized ratably over the service period.
     The following table summarizes the service-based stock award activities for employees for the six months ended October 31, 2010:

		Weighted-
		Average
	Number of	Grant-date
	Shares	Fair Value
Nonvested at May 1, 2010	1,237,959	$3.57
Granted	838,666	2.28
Vested	(300,463)	3.20
Forfeited	(4,030)	8.06

Nonvested at October 31, 2010	1,772,132	$3.02

     For the respective six months ended October 31, 2010 and 2009, the Company recognized compensation expense related to service-based stock awards of $991,000 and $694,000. As of October 31, 2010, total unrecognized compensation cost related to service-based stock awards of $4.0 million is expected to be recognized over a weighted average period of 2.4 years.
Note 9: Basic and Diluted Income (Loss) per Share
     Basic income (loss) per share is calculated by dividing income (loss) from continuing operations by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is calculated by dividing income (loss) from continuing operations by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares include the dilutive effects of outstanding stock options and non-vested stock units except where their inclusion would be antidilutive.
     The following table sets forth the computation of basic and diluted income (loss) from continuing operations per share for the respective three and six months ended October 31, 2010 and 2009:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2010	2009	2010	2009
Income (Loss) from Continuing Operations	$(220)	$689	$(751)	$(6,709)

Basic income (loss) per share; weighted average shares outstanding	47,160	42,841	47,102	40,295
Dilutive potential common shares from service and performance based stock awards	—	317	—	—

Dilutive income (loss) per share; weighted average shares outstanding	47,160	43,158	47,102	40,295

Basic and diluted income (loss) from continuing operations per share	$(0.01)	$0.02	$(0.02)	$(0.17)

     There were 2.3 million potentially dilutive common shares from employee stock options and stock units which have been excluded from the diluted weighted average per share calculation for the three and six months ended October 31, 2010 as their effect would be antidilutive. There were 1.0 million potentially dilutive common shares from employee stock options and stock units which were excluded from the diluted weighted average per share calculation for the respective three and six months ended October 31, 2009, as their effect would be antidilutive.
Note 10: Other Income (Expense), Net
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
     The following table shows the detail of Other Income (Expense), net, in the accompanying Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2010	2009	2010	2009
Realized Foreign Exchange Gains, net	$186	$227	$89	$172
Unrealized Foreign Exchange Gains (Losses), net	(76)	(404)	292	53
Other	(6)	27	15	127

Other Income (Expense), net	$104	$(150)	$396	$352

Note 11: Income Taxes
     The Company recognizes a net deferred tax asset for items that will generate a reduction in future taxable income to the extent that it is “more likely than not” that these deferred assets will be realized. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the period in which the tax benefit will be realized. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which the tax benefit will be realized. In determining the realizability of these assets, the Company considers numerous factors, including historical profitability, estimated future taxable income and the industry in which it operates. In fiscal year 2008, the Company reversed approximately $17.2 million and $1 million of valuation allowance against deferred tax assets related to U.S. and German net operating loss (NOL) carryforwards and other net deferred tax assets, respectively, after concluding that it was more likely than not that these benefits would be realized based on cumulative positive results of operations and anticipated future profit levels. For the fiscal year ended April 30, 2010 and for the three and six months ended October 31, 2010, the Company concluded that, after evaluation of all available evidence, it anticipates generating sufficient future taxable income to realize the benefits of its U.S. and German deferred tax assets. The Company continues to provide a full valuation allowance against its net operating losses and other net deferred tax assets, arising in certain tax jurisdictions, because the realization of such assets is not more likely than not. The Company’s valuation allowance was at $10.6 million at October 31, 2010, a $500,000 increase from the year ended April 30, 2010. The Company’s overall increase in the valuation allowance from April 30, 2010, is mainly attributable to the creation of additional foreign net operating losses. Most of the foreign net losses can be carried forward indefinitely, with certain amounts expiring between fiscal years 2014 and 2017.
     For the three and six months ended October 31, 2010, the Company recorded an income tax expense of $804,000 and $1.9 million compared to an income tax benefit of $923,000 and $1.5 million, respectively in the comparative prior year. For the three and six months ended October 31, 2010, the relationship between income tax expense and pre-tax income is not customary mainly due to the quarterly tax impact of a $1.9 million repatriation treated as a dividend for income tax purposes, and recently established tax reserves of approximately $200,000 for the six months ended October 31, 2010, in addition to the tax impact of losses from subsidiaries for which a full valuation allowance is maintained.
     The Company has analyzed its filing positions in all of the federal, state, and international jurisdictions where it, or its wholly-owned subsidiaries, are required to file income tax returns for all open tax years in these jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non- U.S. income tax examinations by tax authorities for years prior to fiscal 2002. There are no significant uncertain tax positions in tax years prior to fiscal year 2002. As of October 31, 2010, the Company’s balance of unrecognized tax benefits is $9.3 million, which, if recognized, would reduce the Company’s effective tax rate. The Company has recognized immaterial interest charges related to unrecognized tax benefits as a component of interest expense. The Company does not expect that unrecognized tax benefits will significantly change within the next twelve months other than for currency fluctuations.
     With the exception of certain of its subsidiaries, it is the general practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of October 31, 2010 the Company has not made a provision for U.S. or additional foreign withholding taxes for the excess of the carrying value for financial reporting over the tax basis of investments in foreign subsidiaries with the exception of its subsidiaries in Taiwan, Japan, and Switzerland for which it provides deferred taxes. It is not practical to estimate the amount of deferred tax liability relating to the Company’s investment in its other foreign subsidiaries. With the exception of the dividend distribution discussed above, the Company did not have any other distributions for income tax purposes during the respective six months ended October 31, 2010 and 2009. However, the Company intends to repatriate funds from certain of its subsidiaries in the future.
Note 12: Segment Information
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

     Segment results are measured based on revenue growth and gross margin. A summary of operations by reportable segment is as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2010	2009	2010	2009
Standard Segment:
Sales	44,860	31,413	85,703	59,780
Gross Margin	18,619	13,327	36,076	23,920

Advanced Segment:
Sales	8,075	10,624	13,812	20,009
Gross Margin	1,234	3,305	3,110	6,688

Total:
Sales	52,935	42,037	99,515	79,789
Gross Margin	19,853	16,632	39,186	30,608

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
     We make forward-looking statements of our expectations which include but are not limited to the following examples:
•	statements regarding our prospects for continued growth and our near-term outlook as the pace of the global economic recovery remains uncertain;
•	statements regarding the belief that our efforts to build a foundation and the capabilities to support significant growth as economic conditions improve will continue to yield positive results;
•	statements regarding the belief that the diversity of our products and geographic presence along with the expansion of our indirect sales channel will allow us to maintain positive EBITDA and return to sustainable profitable growth;
•	statements regarding our ability to effectively manage our sales force and indirect sales channel;
•	statements regarding the reasons for variations in Advanced segment revenues and gross margins;
•	statements regarding our intent to continue the reinstatement of temporarily suspended benefits and wages to our employees in future;
•	statements regarding increases in selling general and administrative expenses as we continue the rollout of global marketing initiatives and new product development;
•	statements regarding our use of cash, cash needs and ability to raise capital and/or use our Senior Credit Facility;
•	statements regarding our belief that our existing cash and cash equivalents, along with the expected proceeds from our operations and available amounts under our Senior Credit Facility Agreement, will provide adequate liquidity to fund our operations through at least the next twelve months;
•	statements regarding our ability to fund future capital spending through cash from operations and/or from external financing;
•	statements regarding our ability to meet our debt covenants in future periods;
•	statements regarding our ability to extend our existing credit facility or pursue alternative sources of financing following the expiration of our Senior Credit Facility Agreement in June 2011;
•	statements regarding our technological leadership position;
•	statements regarding anticipated results of potential or actual litigation;
•	statements regarding the realizability of our deferred tax assets and our expectation that our unrecognized tax benefits will not change significantly within the next twelve months.
     Certain other statements in Management’s Discussion and Analysis are forward-looking as defined in the Private Securities Litigation Reform Act of 1995. Our ability to fully implement our strategies and achieve our objective may be influenced by a variety of factors, many of which are beyond our control. For a detailed discussion of risk factors affecting our business and operations, see Item 1A, Risk Factors in our fiscal year 2010 Form 10-K and Part II, Item 1A: Risk Factors in our Quarterly Report on Form 10-Q for

the quarter ended July 31, 2010. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements should not be relied on as representing our estimates or views as of any subsequent date.
     In this discussion and analysis, we discuss and explain our financial condition and results of operations, including:
•	Factors which might affect comparability of our results;
•	Our earnings and costs in the periods presented;
•	Changes in earnings and costs between periods;
•	Impact of these factors on our overall financial condition;
•	Expected future expenditures for capital projects; and
•	Expected sources of cash for future operations and capital expenditures.
     As you read this discussion and analysis, refer to our Condensed Consolidated Statements of Operations included in Item 1 — Condensed Consolidated Financial Statements, which presents the results of our operations for the respective three and six months ended October 31, 2010 and 2009. We analyze and explain the differences between the periods in the specific line items of our Condensed Consolidated Statements of Operations. This discussion and analysis has been organized as follows:
•	Executive Summary, including overview, and business strategy;
•	Significant matters affecting comparability that are important to understanding the results of our operations and financial condition;
•	Results of operations beginning with an overview of our results, followed by a detailed review of those results by reporting segment;
•	Financial condition addressing liquidity position, sources and uses of cash, capital resources and requirements, commitments, and off-balance sheet arrangements; and
•	Critical accounting policies which require management’s most difficult, subjective or complex judgment.
Executive Summary
     Overview
     We are a technology-based global company whose objective is to deliver profitable dynamic growth by providing technologically advanced waterjet cutting, surface preparation and cleaning systems to our customers. To achieve this objective, we offer versatile waterjet cutting and industrial cleaning systems and we strive to expand market share in our current markets; continue to identify and penetrate new markets; capitalize on our customer relationships and business competencies; develop and market innovative products and applications; continue to improve operating margins by focusing on operational improvements; and pursue additional channels and partners for distribution as needed.
     Second Quarter 2011 Highlights
     During the current period, business activity in all of our geographic regions, including North America, exhibited signs of growing economic activity. Capacity utilization levels continued to increase from their lows in the first half of our fiscal year 2010. As a result, our system sales increased by 28% to $34.9 million for the three months ended October 31, 2010 compared to the year-ago quarter. Consumable parts sales increased by 23% to $18 million during the same period — a level which surpassed our pre-recession quarterly highs.

     Year-over-year, our Standard gross margins remained relatively consistent while our Advanced segment margins declined as a result of adjustments in original cost estimates on certain aerospace contracts as more experience was gained and new information obtained regarding installation constraints and customer expectations. These changes in cost estimates were reflected in the calculation of the expected margin on such aerospace projects and the percent complete resulting in a comparatively lower overall gross margin for the quarter. Going forward, we do not anticipate adjustments in cost estimates of such magnitude for any of our current contracts.
     We generated operating income of $873,000 during the three month ended October 31, 2010 which compared to $337,000 in the year-ago quarter. Our operating income in the year-ago quarter included a gain on the sale of our building in Hsinchu, Taiwan of $601,000.
     Consolidated Adjusted EBITDA (“Adjusted EBITDA”) for the three month ended October 31, 2010 was $3.1 million compared to $2.3 million the comparative prior period. The increase in Adjusted EBITDA was as a direct result of the improvement in sales, partially offset by the overall decline in gross margin and increase in operating expenses as discussed in the Matters Affecting Comparability section below.
     We define Adjusted EBITDA as net income (loss), determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”), excluding the effects of income taxes, depreciation, amortization of intangible assets, interest expense, and other non-cash charges, which includes such items as stock-based compensation expense, foreign currency gains or losses, and other non-cash allowable add backs pursuant to our Senior Credit Facility Agreement.
     Adjusted EBITDA is a non-GAAP financial measure and the presentation of this non-GAAP financial measure is not intended to be considered in isolation or as a substitute for the financial information presented in accordance with GAAP. The items excluded from this non-GAAP financial measure are significant components of our financial statements and must be considered in performing a comprehensive analysis of our overall financial results. We use this measure, together with our GAAP financial metrics, to assess our financial performance as a supplement to cash flow from operations, allocate resources, evaluate our overall progress towards meeting our long-term financial objectives, and assess compliance with our debt covenants. We believe that this non-GAAP financial measure is useful to investors and analysts in allowing for greater transparency with respect to the supplemental information used by us in our financial and operational decision making. Our calculation of Adjusted EBITDA may not be consistent with calculations of similar measures used by other companies. A reconciliation of Adjusted EBITDA to Net Income, which is the GAAP financial measure that is most directly comparable to our non-GAAP financial measure, is provided below:
Consolidated Adjusted EBITDA:
(in 000s)

	Three Months Ended October 31,		Six Months Ended October 31,
	2010	2009	2010	2009
Net Income (Loss)	$(323)	$697	$(863)	$(7,849)
Add Back:
Depreciation and Amortization	1,562	1,361	3,184	2,593
Income Tax Provision (Benefit)	804	(923)	1,868	(1,529)
Interest Charges	437	474	850	1,438
Non-Cash Charges	531	622	901	785
Other (i)	103	71	112	5,769

Consolidated Adjusted EBITDA	$3,114	$2,302	$6,052	$1,207

(i)	Allowable Add backs Pursuant to Senior Credit Facility Agreement
     Looking Ahead
     While we are optimistic in the intermediate to longer-term about our prospects for continued growth, we remain cautious in our near-term outlook as the pace of the global economic recovery remains uncertain. We anticipate an improvement in our overall gross margin with Standard segment margins expected to remain consistent and Advanced segment margins expected to return to normal levels. We believe that our operating income and Adjusted EBITDA will continue to grow as the efforts we have undertaken in the past two years to build a foundation and capabilities to support growth as economic conditions improve. Further, we believe that our geographical presence, our expanded indirect sales channel, and our robust product offering — which addresses a full array of customer needs while delivering a wide range of capabilities, technologies and price points — will continue to allow us to return to sustainable profitable growth.
     Matters Affecting Comparability
     The following events occurred in the respective three and six months ended October 31, 2010 and 2009, which impact the comparability of our results of operations:
     Partial Reinstatement of Previously Reduced Wages and Suspended Employee Benefits
     As the global recession set in, we responded by implementing permanent and temporary changes to adjust our operating costs. Some of these changes included a temporary reduction in wages or hours worked for a majority of our employees and suspension of certain employee benefits. While these temporary wage reductions and benefit suspensions helped us through the economic downturn, they do not fit into our long-term strategy of attracting and retaining skilled and knowledgeable people. We therefore initiated the reinstatement of these wages and employee benefits using a phased in approach starting in the third quarter of fiscal year 2010 and expect to achieve full reinstatement by the third quarter of the current fiscal year. As a result of these reinstatements, our comparable year-over-year operating expenses will be higher in the current comparative periods.
     Launch of new Enterprise Resource Planning (“ERP”) System
     We placed a new ERP system with a carrying value of $10.6 million into service in October 2009 (towards the end of the second quarter of fiscal year 2010) when it was launched in one of the Company’s geographic locations. This ERP system is being depreciated over a useful life of five years since its launch. Period-over-period comparisons for the current quarter and year-to-date will be impacted as we continue to record a full year of depreciation expense related to this asset.
     Restructuring Charges, net
     In fiscal year 2010, we implemented certain initiatives to improve our cost structure, better utilize overall capacity and improve general operating efficiencies. During the first quarter of fiscal year 2010, we recorded a charge of $1.6 million related to these restructuring activities. These charges were offset by a $601,000 gain recognized on the sale of our building in Hsinchu, Taiwan during the second quarter of fiscal year 2010, which concluded our efforts to consolidate our manufacturing activities.
     Currency Translation
     The volatility in the global economic environment has resulted in significant volatility in the global currency markets. Since the majority of our international operations are conducted in currencies other than the U.S. dollar, currency fluctuations can have a significant impact on the translation of our international revenues and earnings into U.S. dollar amounts. During the first quarter of fiscal 2011, the U.S. dollar strengthened significantly against these currencies versus the comparable prior year period, negatively impacting the translation of our international revenues and earnings during that period. However, during the second quarter of fiscal 2011, the average exchange rates for these currencies began to improve but remained weaker than the year-ago quarter.
     In addition, some of our transactions that occur in our international locations are denominated in U.S. dollars, exposing them to exchange rate fluctuations when converted to their local currencies. These transactions include U.S. dollar denominated purchases of inventory and intercompany liabilities. Fluctuations in exchange rates can impact the profitability of our foreign operations and reported earnings and are largely dependent on the transaction timing and magnitude during the period that the currency fluctuates.

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

Results of Operations
(Tabular amounts in thousands)
Summary Consolidated Results for the Three and Six Months Ended October 31, 2010

	Three Months Ended October 31,		Increase (Decrease)			Six Months Ended October 31,		Increase (Decrease)
	2010	2009	$	%		2010	2009	$	%
Sales	$52,935	$42,037	$10,898	26%		$99,515	$79,789	$19,726	25%
Gross Margin	19,853	16,632	3,221	19%		39,186	30,608	8,578	28%
Selling, General, and Administrative Expenses	18,980	16,896	2,084	12%		37,680	33,631	4,049	12%
Merger Termination Charge	—	—	NM	NM		—	3,219	NM	NM
Restructuring Charges	—	(601)	NM	NM		—	1,003	NM	NM
Operating Income (Loss)	873	337	536	NM		1,506	(7,245)	8,751	NM

Expressed as a % of Sales:
Gross Margin	38%	40%		(200	) bpts	39%	38%		100	bpts
Selling, General, and Administrative Expenses	36%	40%		(400	) bpts	38%	42%		(400	) bpts
Merger Termination Charge	—	—		NM		—	4%		NM
Restructuring Charges	—	-1%		NM		—	1%		NM
Operating Income (Loss)	2%	1%		NM		2%	-9%		NM

bpts = basis points

NM = not meaningful

	Three Months Ended October 31,		Increase (Decrease)		Six Months Ended October 31,		Increase (Decrease)
	2010	2009	$	%	2010	2009	$	%
System Sales	$34,907	$27,365	$7,542	28%	$65,442	$51,769	$13,673	26%
Consumable Parts Sales	18,028	14,672	3,356	23%	34,073	28,020	6,053	22%
     Sales for the three months ended October 31, 2010 increased $10.9 million or 26% over the prior year period primarily driven by improved sales volume due to the stabilizing of the macroeconomic environment. The increase in sales was driven by our Standard segment and consumable parts, which improved $13.4 million or 43% over the prior year period. All geographies in our Standard segment experienced double digit growth over the prior year comparative period, which was significantly impacted by the recession. This increase in our Standard segment over the prior year was offset by a decrease of $2.5 million or 24% in our Advanced segment sales, much of which was anticipated due to the timing of contract awards and our manufacturing and installation schedules.
     Sales for the six months ended October 31, 2010 increased $19.7 million or 25% over the prior year comparative period which was consistent with our quarterly results. In particular, we experienced significant sales volume increases in our Standard segment systems and consumable parts sales which had a combined revenue increase of $25.9 million or 43%, with North America and Europe Standard segment systems and consumable parts sales representing $16.0 million or 36% of this increase. The increase in our standard segment sales were partially offset by a decrease of $6.2 million or 31% in our Advanced segment sales, much of which was anticipated due to the timing of contract awards and our manufacturing and installation schedules.
     Operating income of $1.5 million for the six months ended October 31, 2010 was consistent with our quarterly results and improved from a $7.2 million operating loss in the prior year comparative period. The prior year comparative period operating loss included the impact of lower sales volume and gross margin mix, a merger termination charge, and other restructuring charges as described in the “Matters Affecting Comparability” section above.

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
     This section provides a comparison of sales and gross margin for each of our reportable segments for the respective three and six months ended October 31, 2010 and 2009. For further discussion on our reportable segments, refer to Note 12 in Item 1 of Part I of this quarterly report on Form 10-Q.
Standard Segment

	Three Months Ended October 31,		Increase (Decrease)		Six Months Ended October 31,		Increase (Decrease)
	2010	2009	$	%	2010	2009	$	%
Sales	$44,860	$31,413	$13,447	43%	$85,703	$59,780	$25,923	43%
% of total company sales	85%	75%	NM	NM	86%	75%	NM	NM
Gross Margin	18,619	13,327	5,292	40%	36,076	23,920	12,156	51%
Gross Margin as % of sales	42%	42%	NM	NM	42%	40%	NM	NM

NM = not meaningful
For the three and six months ended October 31, 2010:
     Sales in our standard segment increased $13.4 million or 43%, and $25.9 million or 43% over the prior year comparative periods. Excluding the impact of foreign currency changes, sales in the Standard segment increased $14.3 million or 45% and $27.4 million or 46% for the respective three and six months ended October 31, 2010 when compared to the prior year comparative periods. The quarter-to-date and year-to-date increases were primarily due to the following:
•	Significant standard system sales volume increases across all geographies, led by North America and Europe, which were the markets most severely impacted by the recession. These two regions had a combined increase in system sales of $6.4 million or 53% and $12.5 million or 53% for the respective three and six months ended October 31, 2010 over the prior year comparative periods.
•	Consumable parts sales for this segment also increased $3.7 million or 26% and $6.8 million or 25% for the respective three and six months ended October 31, 2010 over the prior year comparative periods with all geographies reporting double digit growth as a result of higher system utilization by our customers. North America and Europe also led the increase in consumable spare parts revenue for a combined increase of $2.1 million or 20% and $3.6 million or 17% for the respective three and six months ended October 31, 2010 over the prior year comparative periods.
     Gross margin for the three and six months ended October 31, 2010 amounted to $18.6 million or 42%, and $36.1 million or 42% of sales compared to $13.3 million or 42%, and $23.9 million or 40% of sales in the prior year comparative periods. Gross margin for the three months ended October 31, 2010 was consistent with the prior year comparative period. The improvement in our margins for the six month period over the prior year comparative period was primarily attributable to product mix, and to a lesser extent, better fixed-cost absorption and manufacturing efficiencies based on higher production volume. Generally, comparison of gross margin rates will vary period over period based on changes in our product sales mix and prices, and levels of production volume.

Advanced Segment

	Three Months Ended October 31,		Increase (Decrease)		Six Months Ended October 31,		Increase (Decrease)
	2010	2009	$	%	2010	2009	$	%
Sales	$8,075	$10,624	$(2,549)	(24)%	$13,812	$20,009	$(6,197)	(31)%
% of total company sales	15%	25%	NM	NM	14%	25%	NM	NM
Gross Margin	1,234	3,305	(2,071)	(63)%	3,110	6,688	(3,578)	(53)%
Gross Margin as % of sales	15%	31%	NM	NM	23%	33%	NM	NM

NM = not meaningful
     Sales in the Advanced segment will vary period over period for various reasons, such as the timing of contract awards, timing of project design and manufacturing schedule, the timing of shipments to customers, and timing of installation at customer sites.
     For the three and six months ended October 31, 2010, sales in our Advanced segment decreased by $2.5 million or 24% and $6.2 million or 31% over the prior year comparative periods, much of which was anticipated. These decreases were primarily due to the timing of revenue recognition for some of our significant aerospace contracts that were in the production phase during the comparative prior period. The production period typically accounts for a higher percentage of total estimated costs to complete relative to the installation phase. During the three and six months ended October 31, 2010, a significant number of these aerospace contracts were in the installation phase.
     Gross margin for the three and six months ended October 31, 2010 amounted to $1.2 million or 15% and $3.1 million or 23% of sales as compared to $3.3 million and 31% and $6.7 million and 33% of sales in the prior year comparative periods. The decreases in gross margin as a percentage of sales when compared to the prior year comparative periods is attributable to adjustments in original cost estimates on certain aerospace contracts during the three months ended October 31, 2010 as more experience was gained and new information obtained regarding installation constraints and customer expectations. The revised estimates represent an amount valued at less than 5% of the total value of the contracts involved. This resulted in an adjustment in the current quarter, lowering overall margin for the three and six months ended October 31, 2010.
Selling, General, and Administrative Expenses

	Three Months Ended October 31,		Increase (Decrease)		Six Months Ended October 31,		Increase (Decrease)
	2010	2009	$	%	2010	2009	$	%
Sales and Marketing	$10,885	$8,975	$1,910	21%	$21,481	$16,891	$4,590	27%
Research and Engineering	2,436	1,850	586	32%	4,582	3,547	1,035	29%
General and Administrative	5,659	6,071	(412)	(7)%	11,617	13,193	(1,576)	(12)%
Total Operating Expenses	$18,980	$16,896	$2,084	12%	$37,680	$33,631	$4,049	12%
     Consolidated operating expenses for both the three and six months ended October 31, 2010 decreased 400 basis points as a percentage of sales over the prior year comparative periods. However, our consolidated operating expenses for the three and six months ended October 31, 2010 increased $2.1 million or 12% and $4.0 million or 12% over the prior year comparative periods. The increases were primarily as a result of the following:
•	increased labor costs as a result of the reinstatement of previously reduced wages and suspended employee benefits in the latter half of fiscal year 2010;
•	higher commission expense driven by comparatively higher sales volume and increased sales through our indirect channel;
•	additional depreciation expense related to our new ERP system which was placed into service at the end of the second quarter of fiscal year 2010;
•	increased marketing and related travel expense due to the timing and activity of tradeshows; and
•	the timing of investments for new product development.

     Looking forward to the second half of fiscal year 2011, we anticipate that our selling general and administrative expenses will continue to increase versus the comparative prior periods as we continue the rollout of global marketing initiatives and new product development. The reinstatement of wages and benefits will also result in increased costs compared to prior periods for fiscal year 2011.
Interest Income (Expense), net

	Three Months Ended October 31,		Increase (Decrease)		Six Months Ended October 31,		Increase (Decrease)
	2010	2009	$	%	2010	2009	$	%
Interest Income	$44	$53	$(9)	(17)%	$65	$93	$(28)	(30)%
Interest Expense	(437)	(474)	(37)	(8)%	(850)	(1,438)	(588)	(41)%
Net Interest Expense	$(393)	$(421)	$(28)	(7)%	$(785)	$(1,345)	$(560)	(42)%
     Our net interest expense was $393,000 and $785,000 for the three and six months ended October 31, 2010, compared to net interest expense of $421,000 and $1.3 million in the prior year comparative period. Our interest expense primarily consists of imputed interest on two subordinated notes that were issued at a below market interest rate, amortization of deferred debt financing fees and interest charges on the used and unused portion of our Senior Credit Facility as well as outstanding letters of credit. Our net interest expense for the current quarter was consistent with the comparative prior year period. For the six months ended October 31, 2010, net interest expense decreased primarily as a result of significantly lower balances outstanding on our Senior Credit Facility, as well as lower balances in outstanding standby letters of credit. In addition, the prior year comparative period included a $253,000 write-off of deferred financing fees as a result of reducing our available borrowing capacity by 50%.
Other Income (Expense), net

	Three Months Ended October 31,		Increase (Decrease)		Six Months Ended October 31,		Increase (Decrease)
	2010	2009	$	%	2010	2009	$	%
Realized Foreign Exchange Gains, net	$186	$227	$(41)	(18)%	$89	$172	$(83)	(48)%
Unrealized Foreign Exchange Gains (Losses), net	(76)	(404)	(328)	(81)%	292	53	239	451%
Other	(6)	27	(33)	(122)%	15	127	(112)	(88)%
Other Income (Expense), net	$104	$(150)	$(254)	(169)%	$396	$352	$44	13%
     During the three months ended October 31, 2010 we recorded net Other Income of $104,000 compared to net Other Expense of $150,000 in the prior year comparative period. For the six months ended October 31, 2010 we recorded net Other Income of $396,000 compared to $352,000 for the prior year comparative period. These changes primarily resulted from the fluctuation in realized and unrealized foreign exchange gains and losses on revaluation of third party and intercompany settled and unsettled balances for which payment is anticipated in the foreseeable future.
Income Taxes
     Our provision (benefit) for income taxes for the respective six months ended October 31, 2010 and 2009 consisted of:

	Three Months Ended October 31,		Increase (Decrease)		Six Months Ended October 31,		Increase (Decrease)
	2010	2009	$	%	2010	2009	$	%
Current Tax Expense	$853	$576	$277	48%	$1,023	$426	$597	140%
Deferred Tax Expense (Benefit)	(49)	(1,499)	(1,450)	(97)%	845	(1,955)	2,800	(143)%
Total Tax Expense (Benefit)	$804	$(923)	$(1,727)	(187)%	$1,868	$(1,529)	$(3,397)	(222)%

     We recognize a net deferred tax asset for items that will generate a reduction in future taxable income to the extent that it is “more likely than not” that these deferred assets will be realized. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the period in which the tax benefit will be realized. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which the tax benefit will be realized. In determining the realizability of these assets, we considered numerous factors, including historical profitability, estimated future taxable income and the industry in which we operate. In fiscal year 2008, we reversed approximately $17.2 million and $1 million of valuation allowance against deferred tax assets related to U.S. and Germany net operating loss (NOL) carryforwards and other net deferred tax assets, respectively, after concluding that it was more likely than not that these benefits would be realized based on cumulative positive results of operations and anticipated future profit levels. For the fiscal year ended April 30, 2010 and for the three and six months ended October 31, 2010, we concluded that, after evaluation of all available evidence, we anticipate generating sufficient future taxable income to realize the benefits of our U.S. and German deferred tax assets.
     As part of this evaluation we considered the impact of the global economic downturn on our business. While our business declined as a result of this downturn, we saw an upward trend in our business during the second half of the fiscal year 2010 and in our current period results. Currently, the positive evidence we evaluated exceeds the negative evidence and supports our conclusion that it is more likely than not that these deferred assets will be realized. If, in the future, the negative evidence were in excess of the positive evidence our conclusion regarding the realizability of the benefit of our deferred tax assets would change. At October 31, 2010, the recorded amount of our deferred tax assets was $23.1 million, net of valuation allowance on certain foreign NOLs.
     Our foreign tax provision for the respective six months ended October 31, 2010 and 2009 consisted of current and deferred tax expense. The U.S. tax provision consists of current and deferred tax expense (benefit), state taxes and foreign withholding taxes. With the exception of certain of our subsidiaries, it is our general practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations. As of October 31, 2010, we had not made a provision for U.S. or additional foreign withholding taxes of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries with the exception of our subsidiaries in Taiwan, Japan, and Switzerland for which we provide deferred taxes.
     For the three and six months ended October 31, 2010, the Company recorded an income tax expense of $804,000 and $1.9 million compared to an income tax benefit of $923,000 and $1.5 million, respectively in the comparative prior year. For the three and six months ended October 31, 2010, the relationship between income tax expense and pre-tax income is not customary mainly due to the quarterly tax impact of a $1.9 million repatriation treated as a dividend for income tax purposes during the first quarter ended July 31, 2010, discrete tax reserves established in a particular quarter, and the tax impact of losses from subsidiaries for which a full valuation allowance is maintained.
Liquidity and Capital Resources
Sources of Cash
     Historically, our most significant sources of financing have been funds generated by operating activities, available cash and cash equivalents and available lines of credit. From time to time, we have borrowed funds from our available Senior Credit Facility and have raised funds through the sale of common stock.
Cash Generated by (Used in) Operating Activities
     Cash used in operating activities was $29,000 for six months ended October 31, 2010, compared to cash generated from operations of $565,000 for the six months ended October 31, 2009. Cash generated by or used in operating activities is primarily related to changes in our working capital accounts. Changes in our working capital resulted in a net $6.9 million use of cash for the six months ended October 31, 2010 compared to $580,000 use of cash for the six months ended October 31, 2009. The change in working capital was attributable to changes in accounts payable due to the timing of purchases and payments to vendors, the timing of inventory purchases for anticipated growth in future periods and the timing of collection of accounts receivable.
Available Cash and Cash Equivalents
     At October 31, 2010, we had total cash and cash equivalents of $6.9 million. To the extent that our cash needs in the U.S. exceed our cash reserves and availability under our Senior Credit Facility Agreement, we may repatriate cash from certain of our foreign subsidiaries; however, this could be limited by our ability to repatriate such cash in a tax efficient manner. We believe that our existing cash and cash equivalents as of October 31, 2010, anticipated funds generated from our operations, and financing available under our existing credit facilities will be sufficient to fund our operations for at least the next twelve months. However, in the event that there are changes in our expectations or circumstances, we may need to raise additional funds through public or private debt or sale of equity to fund our operations.
Credit Facilities and Debt
     We have a $40 million secured senior credit facility that expires on June 10, 2011.
     Under our current Senior Credit Facility Agreement, we are required to maintain the following ratios in the current and remaining quarters of fiscal year 2011:

Maximum Consolidated Leverage Ratio (i)	Minimum Fixed Charge Coverage Ratio (ii)

2.50x	2.0x

(i)	Defined as the ratio of consolidated indebtedness, excluding the subordinated notes issued to OMAX, to consolidated adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) for the most recent four fiscal quarters.

(ii)	Defined as the ratio of consolidated adjusted EBITDA, less income taxes and maintenance capital expenditures, during the most recent four quarters to the sum of interest charges during the most recent four quarters and scheduled debt repayments in the next four quarters.
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
     Our leverage ratio and fixed charge coverage ratio were 0.39 and 19.2, respectively for the quarter ended October 31, 2010. Our consolidated indebtedness did not exceed the total of 65% of the book value of our accounts receivable and 40% of the book value of our inventory. Our calculations of these financial ratios are reported in Exhibit No. 99.1 of this Quarterly Report on Form 10-Q. We were in compliance with all our financial covenants as of October 31, 2010.
     All our domestic assets and certain interests of some foreign subsidiaries are pledged as collateral under our Senior Credit Facility Agreement. Interest on the Line of Credit is based on the bank’s prime rate or LIBOR rate plus a percentage spread between 3.25% and 4.5% depending on whether we use the bank’s prime rate or LIBOR rate and based on our current leverage ratio. We also pay an annual letter of credit fee equal to 3.5% of the amount available to be drawn under each outstanding stand-by letter of credit. The annual letter of credit fee is payable quarterly in arrears and varies depending on our leverage ratio.
     As of October 31, 2010, we had $35.8 million available under our Senior Credit Facility, net of $2.1 million in outstanding letters of credit, and $2.1 million in outstanding borrowings. Based on the our maximum allowable leverage ratio at the end of the period, the incremental amount we could have borrowed under its Lines of Credit, including the Taiwan credit facilities discussed below, would have been approximately $22.6 million.
     We expect to be in compliance with our covenants pursuant to the Credit Facility Agreement through the term of the agreement. However, in the event that there is a possibility of default, we may institute additional cost reductions; raise additional funds through public or private debt or sale of equity; possibly seek further amendments to our Senior Credit Facility Agreement or a combination of these items. We are also currently evaluating our options with regard to financing alternatives available to us following the expiration of our Senior Credit Facility Agreement. We may seek to extend our existing credit facility or pursue alternative sources of financing. Refer to Part II, Item 1A: Risk Factors in our Annual Report on Form 10-K for the fiscal year ended April 30, 2010 and Part II, Item 1A: Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended July 31, 2010 for discussion of the risks and uncertainties pertaining to our business and industry and risk relating to the expiration of our existing senior credit facility.
     There were no outstanding balances under our unsecured Taiwan credit facilities as of October 31, 2010. The unsecured commitment for the Taiwan credit facilities totaled $3.0 million at October 31, 2010, bearing interest at 2.5% per annum.

Uses of Cash
Capital Expenditures
     Our capital spending plans currently provide for outlays ranging from approximately $4 million to $6 million over the next twelve months, primarily related to the continued implementation of our ERP system and other information technology related projects, patent and trademark maintenance, as well as investments in our manufacturing facilities. It is expected that funds necessary for these expenditures will be generated internally or from available financing. To the extent that sufficient funds cannot be generated through operations or we are unable to obtain financing on reasonable terms, we will reduce our capital expenditures accordingly. Our capital spending for the respective six months ended October 31, 2010 and 2009 amounted to $1.1 million and $8.0 million.
Repayment of Debt, Capital Leases and Notes Payable
     Our total net borrowings of debt and notes payable were $1.7 million for the six months ended October 31, 2010 as compared to net repayments of debt and notes payable of $18.4 million for the six months ended October 31, 2009.
Off-Balance Sheet Arrangements
     We did not have any special purpose entities or off-balance sheet financing arrangements as of October 31, 2010.
Contractual Obligations
     During the six months ended October 31, 2010, there were no material changes outside the ordinary course of business in our contractual obligations and minimum commercial commitments as reported in our Annual Report on Form 10-K for the fiscal year ended April 30, 2010.
Critical Accounting Estimates and Judgments
     There are no material changes in our critical accounting estimates as disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2010.
Recently Issued Accounting Pronouncements
     Please refer to Note 2 to the Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There have not been any material changes in our market risk during the six months ended October 31, 2010. For additional information, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations as presented in our Annual Report on Form 10-K for the fiscal year ended April 30, 2010.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
     The Company’s management evaluated, with the participation of our principal executive officer and principal financial officer, or persons performing similar functions, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms relating to the Company, including our consolidated subsidiaries, and was accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls
     In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in our internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
     Refer to Note 6 of the Condensed Consolidated Financial Statements found in Item 1 of Part I of this quarterly report on Form 10-Q for a discussion of the Company’s legal proceedings.
Item 1A. Risk Factors
     Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the “Risk Factors” sections of our Annual Report on Form 10-K for the fiscal year ended April 30, 2010, filed by us with the United States Securities and Exchange Commission on July 1, 2010, and our Quarterly Report on Form 10-Q for the quarter ended July 31, 2010 (the “Form 10-Q”), filed by us with the United States Securities and Exchange Commission on September 8, 2010. Other than the risk factor disclosed in the Form 10-Q, these have been no material changes in the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended April 30, 2010.
Items 2, 3, and 5 are None and have been omitted.
Item 4. (Removed and Reserved)
Item 6. Exhibits

10.1	Severance Agreement by and between Flow International Corporation and Charles M. Brown dated September 21, 2010, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on September 23, 2010.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Debt Covenant Compliance as of October 31, 2010

101. INS	XBRL Instance Document

101. SCH	XBRL Taxonomy Extension Schema Document

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document

101. LAB	XBRL Taxonomy Extension Label Linkbase Document

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document
     The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOW INTERNATIONAL CORPORATION

Date: December 2, 2010	/s/ Charles M. Brown
Charles M. Brown
President and Chief Executive Officer (Principal Executive Officer)

Date: December 2, 2010	/s/ Allen M. Hsieh
Allen M. Hsieh
Vice President and Chief Financial Officer (Principal Financial Officer)