Form 10-Q
period 2011-01-31
FLOW INTERNATIONAL CORP
filed 2011-03-04
CIK 713002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________ to __________
Commission file number 001-34443
____________________________________________
FLOW INTERNATIONAL CORPORATION
____________________________________________

WASHINGTON	91-1104842
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
23500 64th Avenue South
Kent, Washington 98032
(253) 850-3500
____________________________________________
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
(Do not check if Smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had 47,331,261 shares of Common Stock, $0.01 par value per share, outstanding as of February 22, 2011.

FLOW INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)
(unaudited)

	January 31, 2011	April 30, 2010
ASSETS
Current Assets:
Cash and Cash Equivalents	$8,001	$6,367
Restricted Cash	2,324	639
Receivables, net	39,929	35,749
Inventories, net	28,709	22,503
Other Current Assets	9,571	8,837
Total Current Assets	88,534	74,095
Property and Equipment, net	19,139	21,769
Intangible Assets, net	4,717	4,504
Deferred Income Taxes, net	25,264	26,330
Other Long-Term Assets	4,287	4,511
Total Assets	$141,941	$131,209

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes Payable	$1,900	$350
Current Portion of Long-Term Obligations	29	61
Accounts Payable	15,531	15,306
Accrued Payroll and Related Liabilities	6,573	5,938
Taxes Payable and Other Accrued Taxes	2,555	1,329
Deferred Revenue and Customer Deposits	12,857	10,146
Other Accrued Liabilities	9,038	9,052
Total Current Liabilities	48,483	42,182
Deferred Income Taxes	4,322	3,856
Subordinated Notes	8,522	7,954
Other Long-Term Liabilities	1,944	1,593
Total Liabilities	63,271	55,585

Commitments and Contingencies
Shareholders’ Equity:
Series A 8% Convertible Preferred Stock, $.01 par value, 1,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $.01 par value, 84,000 shares authorized; 47,331 and 46,927 shares issued and outstanding	469	465
Capital in Excess of Par	161,347	159,605
Accumulated Deficit	(79,509)	(79,887)
Accumulated Other Comprehensive Income (Loss):
Defined Benefit Plan Obligation, net of income tax	9	9
Cumulative Translation Adjustment, net of income tax	(3,646)	(4,568)
Total Shareholders’ Equity	78,670	75,624
Total Liabilities and Shareholders’ Equity	$141,941	$131,209
See Accompanying Notes to Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2011	2010	2011	2010
Sales	$57,473	$45,356	$156,988	$125,145
Cost of Sales	34,381	27,133	94,710	76,314
Gross Margin	23,092	18,223	62,278	48,831
Operating Expenses:
Sales and Marketing	11,568	10,065	33,049	26,956
Research and Engineering	2,513	2,235	7,095	5,782
General and Administrative	6,194	6,198	17,811	19,391
Restructuring and Other Operating Charges, net	—	—	—	4,222
Total Operating Expenses	20,275	18,498	57,955	56,351
Operating Income (Loss)	2,817	(275)	4,323	(7,520)
Interest Income	21	39	86	132
Interest Expense	(418)	(468)	(1,268)	(1,906)
Other Income (Expense), net	(81)	(1,218)	315	(866)
Income (Loss) Before Taxes	2,339	(1,922)	3,456	(10,160)
Benefit (Provision) for Income Taxes	(1,058)	1,124	(2,926)	2,653
Income (Loss) from Continuing Operations	1,281	(798)	530	(7,507)
Income (Loss) from Discontinued Operations, net of Income Tax of $0, $0, $0, and $0	(40)	51	(152)	(1,089)
Net Income (Loss)	$1,241	$(747)	$378	$(8,596)
Basic and Diluted Income (Loss) Per Share:
Income (Loss) from Continuing Operations	$0.03	$(0.02)	$0.01	$(0.18)
Discontinued Operations	—	—	—	(0.02)
Net Income (Loss)	$0.03	$(0.02)	$0.01	$(0.20)
Weighted Average Shares Used in Computing Basic and Diluted Income (Loss) Per Share:
Basic	47,301	46,879	47,168	42,490
Diluted	47,312	46,879	47,174	42,490
See Accompanying Notes to Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Nine Months Ended
	January 31,
	2011	2010
Cash Flows from Operating Activities:
Net Income (Loss)	$378	$(8,596)
Adjustments to Reconcile Net Income (Loss) to Cash Provided by Operating Activities:
Depreciation and Amortization	4,706	4,078
Deferred Income Taxes	1,585	(1,735)
Provision for Slow Moving and Obsolete Inventory	649	432
Bad Debt Expense	346	517
Warranty Expense	1,304	2,106
Incentive Stock Compensation Expense	1,855	1,452
Unrealized Foreign Exchange Currency (Gains)	(351)	(189)
Amortization and write off of Deferred Debt Issuance Costs	349	253
OMAX Termination Charge	—	3,219
Indemnification Charge	152	1,168
Interest Accretion on Subordinated Notes	568	556
Realized Loss on Liquidation of Dormant Foreign Entities	—	1,277
Other	69	(447)
Changes in Operating Assets and Liabilities:
Receivables	(3,902)	(4,303)
Inventories	(5,990)	(100)
Other Operating Assets	(402)	(1,416)
Accounts Payable	348	6,735
Accrued Payroll and Related Liabilities	382	(513)
Deferred Revenue and Customer Deposits	2,406	2,559
Release of Funds from Escrow	—	17,000
Payment for Patent Litigation Settlement	—	(15,000)
Payment for OMAX Termination	—	(2,000)
Other Operating Liabilities	(266)	(4,828)
Net Cash Provided by Operating Activities	4,186	2,225
Cash Flows From Investing Activities:
Expenditures for Property and Equipment	(2,042)	(8,297)
Expenditures for Intangible Assets	(658)	(628)
Proceeds from Sale of Property and Equipment	31	4,775
Restricted Cash	(1,663)	(422)
Net Cash Used in Investing Activities	(4,332)	(4,572)
Cash Flows from Financing Activities:
Borrowings under Senior Credit Facility	35,100	12,325
Repayments under Senior Credit Facility	(33,550)	(23,175)
Borrowings Under Other Financing Arrangements	38	2
Repayments Under Other Financing Arrangements	(46)	(1,380)
Repayments of Long-Term Obligations	—	(4,322)
Proceeds from Issuance of Common Stock, net of Issuance Costs	—	17,199
Payments for Debt Issuance Costs	—	(607)
Net Cash Provided by Financing Activities	1,542	42
Effect of Changes in Exchange Rates	238	(1,190)
Net Change in Cash And Cash Equivalents	1,634	(3,495)
Cash and Cash Equivalents, Beginning of Period	6,367	10,117
Cash and Cash Equivalents, End of Period	$8,001	$6,622
Supplemental Disclosures of Cash Flow Information:
Cash Paid during the Period for:
Interest	288	920
Income Taxes	476	755
Supplemental Disclosures of Noncash Investing and Financing Activities:
Accounts Payable Incurred to Acquire Property and Equipment and Intangible Assets	222	383

See Accompanying Notes to Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
(in thousands; unaudited)

					Accumulated Other Comprehensive Loss
	Common Stock		Capital In Excess of Par			Total Shareholders' Equity
	Shares	Par Value		Accumulated Deficit
Balances, April 30, 2009	37,705	$372	$140,634	$(71,403)	$(6,892)	$62,711
Components of Comprehensive Loss:
Net Loss				(8,596)		(8,596)
Adjustment to Minimum Pension Liability, Net of Income Tax of $5					(5)	(5)
Realization of Foreign Currency Translation Losses from the Liquidation of Dormant Foreign Entities					1,277	1,277
Cumulative Translation Adjustment, Net of Income Tax of $215					702	702
Total Comprehensive Loss						(6,622)
Sale of Common Stock at $2.10 per share, net of Stock Issuance Cost of $1.7 million	8,999	90	17,109			17,199
Stock Compensation	176	3	1,494			1,497
Balances, January 31, 2010	46,880	$465	$159,237	$(79,999)	$(4,918)	$74,785

Balances, April 30, 2010	46,927	$465	$159,605	$(79,887)	$(4,559)	$75,624
Components of Comprehensive Income:
Net Income				378		378
Cumulative Translation Adjustment, Net of Income Tax of $16					922	922
Total Comprehensive Income						1,300
Stock Compensation	404	4	1,742			1,746
Balances, January 31, 2011	47,331	$469	$161,347	$(79,509)	$(3,637)	$78,670
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
The preparation of these interim condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company’s financial statements. Operating results for the three and nine months ended January 31, 2011 may not be indicative of future results.
Fair Value of Financial Instruments
The carrying value of the Company’s current assets and liabilities approximate fair values due to the short-term maturity of these assets and liabilities. Nonfinancial assets and liabilities measured on a nonrecurring basis that are included on the Company’s Condensed Consolidated Balance Sheets consist of long-lived assets, including cost-method investments and long-term subordinated notes issued to the OMAX Corporation ("OMAX") that are measured at fair value when impairment indicators exist. Due to significant unobservable inputs, the fair value measures used to evaluate impairment and to calculate a prevailing market interest rate are Level 3 inputs. The carrying amount of these nonfinancial assets and liabilities measured on a nonrecurring basis approximates fair value unless otherwise disclosed in these financial statements.
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

Note 3: Receivables, Net
Net Receivables as of January 31, 2011 and April 30, 2010 consisted of the following:

	January 31, 2011	April 30, 2010
Trade Accounts Receivable	$29,923	$23,717
Unbilled Revenues	11,389	13,184
	41,312	36,901
Less: Allowance for Doubtful Accounts	(1,383)	(1,152)
Receivables, net	$39,929	$35,749
Unbilled revenues do not contain any amounts which are expected to be collected after one year.
The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses on existing receivables. The Company determines the allowance based on historical write-off experience and current economic data. Account balances more than 90 days past due and in excess of a specified amount are reviewed individually for collectability. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged against the allowance when the Company determines that it is probable the receivable will not be recovered.

Note 4: Inventories
Inventories are stated at the lower of cost or market. Costs included in inventories consist of materials, labor and manufacturing overhead, which are related to the purchase or production of inventories. The Company uses the first-in, first-out method or average cost method to determine its cost of inventories. Inventories as of January 31, 2011 and April 30, 2010 consisted of the following:

	January 31, 2011	April 30, 2010
Raw Materials and Parts	$17,726	$11,895
Work in Process	3,095	2,188
Finished Goods	7,888	8,420
Inventories, net	$28,709	$22,503

Note 5: Notes Payable
Notes payable as of January 31, 2011 and April 30, 2010 consisted of the following:

	January 31, 2011	April 30, 2010
Senior Credit Facility	$1,900	$350
The Company has a $40 million secured senior credit facility, set to mature on June 10, 2011.
Under the agreement in effect as of January 31, 2011 the Company was required to maintain the following ratios:

Maximum Consolidated	Minimum Fixed Charge
Leverage Ratio (i)	Coverage Ratio (ii)
2.50x	2.0x
_________________________________

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

These covenants also required the Company to meet a liquidity test such that its consolidated indebtedness shall not exceed the total of 65% of the book value of the Company’s accounts receivable and 40% of the book value of its inventory.
A violation of any of the covenants above would have resulted in an event of default and accelerated the repayment of all unpaid principal and interest and the termination of any letters of credit. The Company was in compliance with all its financial covenants as of January 31, 2011.
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
As of January 31, 2011, the Company had $38.1 million available under its Senior Credit Facility, net of $1.9 million in outstanding borrowings. Based on the Company’s maximum allowable leverage ratio at the end of the period, the incremental amount it could have borrowed under its Lines of Credit, including the Taiwan credit facilities discussed below, would have been approximately $32.6 million.
Subsequent to January 31, 2011, the Company amended its existing Senior Credit Facility and entered into a new three-year borrowing agreement, effective March 2, 2011. Refer to Note 13 of the Condensed Consolidated Financial Statements for further discussion on the amended agreement.
     Revolving Credit Facilities in Taiwan
There were no outstanding balances under the Company’s unsecured Taiwan credit facilities as of January 31, 2011. The unsecured commitment for the Taiwan credit facilities totaled $3.1 million at January 31, 2011, bearing interest at 2.5% per annum.

Note 6: Commitments and Contingencies
Warranty Obligations
The Company’s estimated obligations for warranty, which are included as part of Costs of Sales in the Condensed Consolidated Statements of Operations, are accrued concurrently with the revenue recognized. The Company makes provisions for its warranty obligations based upon historical costs incurred for such obligations adjusted, as necessary, for current conditions and factors. Due to the significant uncertainties and judgments involved in estimating the Company’s warranty obligations, including rates of warranty claims, changing product designs and specifications, the ultimate amount incurred for warranty costs could change in the near term from the current estimate. The Company believes that its warranty accrual as of January 31, 2011, which is included in the Other Accrued Liabilities line item in the Condensed Consolidated Balance Sheets, is sufficient to cover expected warranty costs.
The following table presents the fiscal year 2011 year-to-date activity for the Company’s warranty obligations:

Warranty liability as of May 1, 2010	$2,533
Increase in warranty liability on fiscal year 2011 sales	1,304
Reduction in warranty liability for claims in fiscal year 2011	(1,044)
Warranty liability as of January 31, 2011	$2,793
Legal Proceedings
At any time, the Company may be involved in legal proceedings arising in the normal course of conducting business. The Company’s policy is to routinely assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is based on historical experience and after analysis of each known issue. The Company records reserves related to legal matters for which it is probable that a loss has been incurred and the range of such loss can be estimated. With respect to other matters, management has concluded that a loss is only reasonably possible or remote and, therefore, no liability is recorded. Management discloses the facts regarding material matters assessed as reasonably possible and potential exposure, if determinable. Costs incurred defending claims are expensed as incurred. Other than those described below, the Company does not believe that the resolution of any such matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows.
In In litigation arising out of a June 2002 incident at a Crucible Metals' (“Crucible”) facility, the Company's excess insurance carrier is contesting its obligation to provide coverage for property damage. The carrier settled the claims relating to this incident in the first quarter of fiscal year 2011 for a total of approximately $3.4 million and is seeking to recover the amount it paid. The suits over insurance coverage Flow Autoclave Systems, Inc., Flow Pressure Systems, ABB Pressure Systems, Avure Technologies AB and Avure Technologies, Inc. v. Lumbermens Mutual Casualty and Kemper Insurance Co., and Lumbermens Mutual Casualty Company v. Flow International Corporation, Flow Autoclave Systems, Inc., Flow Pressure Systems, ABB Pressure Systems, Avure Technologies AB and Avure Technologies, Inc, Supreme Court of the State of New York, County of Onondaga, Index No. 2005-2126, were originally filed in in 2005, and seek a declaratory judgment of the rights of the parties under the insurance policy issued by the carrier. The Company intends to vigorously contest the carrier's claim; however, the ultimate outcome or likelihood of this specific claim cannot be determined at this time and an unfavorable outcome ranging from $0 to $3.4 million is reasonably possible.
Other Claims or Assessments

In fiscal year 2009, the Company was notified by the purchaser of its Avure business, which was reported as a discontinued operation for the year ended April 30, 2006, that the Swedish Tax Authority was conducting an audit which included periods during the time that the Company owned the subsidiary. Pursuant to an agreement with the purchaser, the Company made commitments to indemnify various liabilities and claims, including any tax matters relating to the periods when it owned the business. The Swedish tax authority concluded its audit and issued a final report in November 2009 asserting that Avure owes 19.5 million Swedish Krona in additional taxes, penalties and fines. In April 2010, the Company filed an appeal to contest the findings by the Swedish Tax Authority. The Company is contesting the findings and an equivalent of $1.1 million was accrued in the first quarter of fiscal year 2010 related to the periods during which it owned Avure. This amount was accounted for as an adjustment to the loss on the disposal of the Avure business and is reported as a charge to discontinued operations in the Company’s Condensed Consolidated Statements of Operations. The balance of the accrued liability will fluctuate period over period with changes in foreign currency rates until such time as the matter is ultimately resolved.

Note 7: Restructuring and Other Operating Charges
As a result of the global recession, the Company expanded its restructuring activities during fiscal year 2010 in order to improve its performance and better position the Company for current market conditions and longer-term growth. During the three months ended July 31, 2009, the Company recorded $1.6 million related to these restructuring activities. These activities included costs to complete the Company’s plan to relocate its manufacturing activities from Taiwan to the United States and severance expenses related to a reduction in global staffing levels. In September 2009, the Company sold its building in Hsinchu, Taiwan, receiving $4.7 million from the proceeds of the sale, and simultaneously entered into a lease agreement for an insignificant portion of the building, which has been treated as an operating lease. The Company recorded a gain of $0.6 million from the sale of the building, after paying closing costs and other adjustments. This sale concluded the Company’s overall efforts to consolidate its manufacturing activities and there were no further planned restructuring activities as of January 31, 2011.
In May 2009, the Company also recorded a $6 million charge pursuant to the provisions of an amended Merger Agreement with OMAX, net of a $2.8 million discount on two subordinated notes issued to OMAX in fiscal year 2010.
The following table summarizes the Company’s restructuring and other operating charges for the three and nine months ended January 31, 2010:

	Three Months Ended	Nine Months Ended
	January 31,	January 31,
	2010	2010
Severance and termination benefits	$—	$1,604
Gain on sale of building	—	(601)
Merger Termination Charge	—	3,219
	$—	$4,222
The following table summarizes the Company’s fiscal year 2011 year-to-date restructuring activity:

Consolidated
Balance, May 1, 2010	$155
Restructuring Charges	—
Cash Payments	(155)
Balance, January 31, 2011	$—

Note 8: Stock-based Compensation
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

The following table summarizes stock option activities for the nine months ended January 31, 2011:

	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)
Outstanding at May 1, 2010	628,082	$10.48	$—	4.97
Granted	—	—
Exercised	—	—
Expired or forfeited	(130,390)	10.96
Outstanding at January 31, 2011	497,692	$10.36	$—	5.47
Vested and Exercisable at January 31, 2011	356,054	$10.37	$—	4.87
There were no options granted or exercised for the respective nine months ended January 31, 2011 and 2010.
For the respective nine months ended January 31, 2011 and 2010, the Company recognized compensation expense related to stock options of $437,000 and $435,000. As of January 31, 2011, total unrecognized compensation cost related to nonvested stock options was $441,000, which is expected to be recognized over a weighted average period of 1 year.
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
The following table summarizes the service-based stock award activities for employees for the nine months ended January 31, 2011:

	Number of Shares	Weighted- Average Grant-date Fair Value
Nonvested at May 1, 2010	1,237,959	$3.57
Granted	838,666	2.29
Vested	(301,263)	3.22
Forfeited	(17,079)	4.42
Nonvested at January 31, 2011	1,758,283	$3.01
For the respective nine months ended January 31, 2011 and 2010, the Company recognized compensation expense related to service-based stock awards of $1.4 million and $1.0 million. As of January 31, 2011, total unrecognized compensation cost related to service-based stock awards of $3.7 million is expected to be recognized over a weighted average period of 2.2 years.

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
The following table sets forth the computation of basic and diluted income (loss) from continuing operations per share for the respective three and nine months ended January 31, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2011	2010	2011	2010
Income (Loss) from Continuing Operations	$1,281	$(798)	$530	$(7,507)
Weighted average shares used in computing basic income (loss) per share	47,301	46,879	47,168	42,490
Dilutive potential common shares from employee stock options and stock units	11	—	6	—
Weighted average shares used in computing diluted income (loss) per share	47,312	46,879	47,174	42,490
Basic and diluted income (loss) from continuing operations per share	$0.03	$(0.02)	$0.01	$(0.18)
There were 0.9 million potentially dilutive common shares from employee stock options and stock units which were excluded from the diluted weighted average per share calculation for the respective three and nine months ended January 31, 2010, as their effect would be antidilutive.

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
The following table shows the detail of Other Income (Expense), net, in the accompanying Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2011	2010	2011	2010
Realized Foreign Exchange Losses, net	$(133)	$(1,315)	$(44)	$(1,143)
Unrealized Foreign Exchange Gains, net	59	136	351	189
Other	(7)	(39)	8	88
Other Income (Expense), net	$(81)	$(1,218)	$315	$(866)

Note 11: Income Taxes
The Company recognizes a net deferred tax asset for items that will generate a reduction in future taxable income to the extent that it is “more likely than not” that these deferred assets will be realized. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the period in which the tax benefit will be realized. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which the tax benefit will be realized. In determining the realizability of these assets, the Company considers numerous factors, including historical profitability, estimated future taxable income and the industry in which it operates. In fiscal year 2008, the Company reversed approximately $17.2 million and $1 million of valuation allowance against deferred tax assets related to U.S. and German net operating loss (NOL) carryforwards and other net deferred tax assets, respectively, after concluding that it was more likely than not that these benefits would be realized based on cumulative positive results of operations and anticipated future profit levels. For the fiscal year ended April 30, 2010 and for the three and nine months ended January 31, 2011, the Company concluded that, after evaluation of all available evidence, it anticipates generating sufficient future taxable income to realize the benefits of its U.S. and German deferred tax assets. The Company continues to provide a full valuation allowance against its net operating losses and other net deferred tax assets, arising in certain tax jurisdictions, because the realization of such assets is not more likely than not. The Company’s valuation allowance was at $10.7 million at January 31, 2011, a $600,000 increase from April 30, 2010, which is mainly attributable to additional foreign net operating losses. Most of the foreign net losses can be carried forward indefinitely, with certain amounts expiring between fiscal years 2014 and 2017.
For the three and nine months ended January 31, 2011, the Company recorded an income tax expense of $1.1 million and $2.9 million compared to an income tax benefit of $1.1 million and $2.7 million, respectively in the comparative prior year. For the nine months ended January 31, 2011, the relationship between income tax expense and income before tax is not customary mainly due to the tax impact of a $1.9 million repatriation treated as a dividend for income tax purposes, tax reserves of approximately $275,000 established in the nine months ended January 31, 2011, and the tax impact of losses from subsidiaries for which a full valuation allowance is maintained.
The Company has analyzed its filing positions in all of the federal, state, and international jurisdictions where it, or its wholly-owned subsidiaries, are required to file income tax returns for all open tax years in these jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non- U.S. income tax examinations by tax authorities for years prior to fiscal 2002. There are no significant uncertain tax positions in tax years prior to fiscal year 2002. As of January 31, 2011, the Company’s balance of unrecognized tax benefits is $9.5 million, which, if recognized, would reduce the Company’s effective tax rate. The Company has recognized immaterial interest charges related to unrecognized tax benefits as a component of interest expense. The Company does not expect that unrecognized tax benefits will significantly change within the next twelve months other than for currency fluctuations.
With the exception of certain of its subsidiaries, it is the general practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of January 31, 2011 the Company has not made a provision for U.S. or additional foreign withholding taxes for the excess of the carrying value for financial reporting over the tax basis of investments in foreign subsidiaries with the exception of its subsidiaries in Taiwan, Japan, and Switzerland for which it provides deferred taxes. It is not practical to estimate the amount of deferred tax liability relating to the Company’s investment in its other foreign subsidiaries. With the exception of the distribution treated as a dividend as discussed above, the Company did not have any other distributions for income tax purposes during the respective nine months ended January 31, 2011 and 2010. However, the Company intends to repatriate funds from certain of its subsidiaries in the future.

Note 12: Segment Information
The Company reports its operating results to its Chief Executive Officer, who is the chief operating decision maker, based on market segments which are consistent with management’s long-term growth strategy. The Company has two reportable segments: Standard and Advanced. The Standard segment includes sales and cost of sales related to the Company’s cutting, surface preparation and cleaning systems using ultrahigh-pressure water pumps, as well as parts and services to sustain these installed systems. Systems included in this segment do not require significant custom configuration. The Advanced segment includes sales and cost of sales related to the Company’s complex aerospace and automation systems which require specific custom configuration and advanced features to match unique customer applications as well as parts and services to sustain these installed systems.
Segment results are measured based on revenue growth and gross margin. A summary of operations by reportable segment is as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2011	2010	2011	2010
Standard Segment:
Sales	49,916	37,036	135,619	96,817
Gross Margin	21,017	15,269	57,093	39,216
Advanced Segment:
Sales	7,557	8,320	21,369	28,328
Gross Margin	2,075	2,954	5,185	9,615
Total:
Sales	57,473	45,356	156,988	125,145
Gross Margin	23,092	18,223	62,278	48,831

Note 13: Subsequent Events

On March 2, 2011, the Company amended its existing Senior Credit Facility Agreement, set to mature on June 11, 2011, and entered into a new three-year Credit Facility Agreement which will mature March 2, 2014. Based on anticipated working capital needs, the Company reduced its total commitment under the new credit facility to $25.0 million. The new agreement also provides more favorable terms to the Company, both in terms of the financial covenants required to be maintained, as well as lower interest rates. Under the terms of the new Credit Facility, the Company will be required to maintain two financial covenant ratios, a maximum leverage ratio of 2.75x and a minimum Fixed Charge Coverage Ratio of 1.75x. Interest charges will be based on the bank's prime rate or LIBOR rate plus a percentage spread between 0.00% and 2.25% and based on our current leverage ratio. All the Company's domestic assets and certain interests in some foreign subsidiaries will continue to be pledged as collateral under the new three-year Credit Facility.

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
     We make forward-looking statements of our expectations which include but are not limited to the following examples:

•	statements regarding our prospects for continued growth and our cautious optimism as to the sustainability of the global economic recovery;

•	statements regarding the belief that our efforts to build the foundation and capabilities to support significant growth as economic conditions improve will continue to yield positive results;

•
statements regarding the belief that the diversity of our products and geographic presence along with the expansion of our indirect sales channel will allow us to maintain positive EBITDA and continue to sustainable profitable growth;

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

•
statements regarding our belief that our existing cash and cash equivalents, along with the expected proceeds from our operations and available amounts under our Credit Facility Agreement, will provide adequate liquidity to fund our operations through at least the next twelve months;

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
As you read this discussion and analysis, refer to our Condensed Consolidated Statements of Operations included in Item 1 - Condensed Consolidated Financial Statements, which presents the results of our operations for the respective three and nine months ended January 31, 2011 and 2010. We analyze and explain the differences between the periods in the specific line items of our Condensed Consolidated Statements of Operations. This discussion and analysis has been organized as follows:

•	Executive Summary, including overview and future outlook;

•	Significant matters affecting comparability that are important to understanding the results of our operations and financial condition;

•	Results of operations beginning with an overview of our results, followed by a detailed review of those results by reporting segment;

•	Financial condition addressing liquidity position, sources and uses of cash, capital resources and requirements, commitments, and off-balance sheet arrangements; and

•	Critical accounting policies which require management’s most difficult, subjective or complex judgment.

Executive Summary
Overview
Flow is a global technology-based manufacturing company committed to providing a world class customer experience. We offer technology leadership and exceptional waterjet performance to a wide-ranging customer base. Our versatile technology benefits many cutting and cleaning applications, delivering profitable waterjet solutions and dynamic business growth to our customers.
Third Quarter 2011 Highlights

During the current period, business activity in all of our geographic regions continued to exhibit signs of economic growth. Our standard system sales increased by 35% to $32.4 million for the three months ended January 31, 2011 compared to the year-ago quarter with double digit growth rates in all geographies. Advanced system sales were relatively consistent with the year-ago quarter. Consumable parts sales increased by 30% to $17.5 million during the same period with stronger demand across most of our end-use markets.
Year-over-year, our Standard segment gross margins improved slightly as a result of favorable product mix while our Advanced segment margins were relatively lower primarily due to the effect of the comparative mix of projects for which we recognized revenue under the percentage of completion method.
We generated operating income of $2.8 million during the three months ended January 31, 2011 compared to an operating loss of $0.3 million in the year-ago quarter. Our current quarter results reflect fully reinstated wage and employee benefits as discussed in the “Matters Affecting Comparability” section below.
Our net income in the current period was $1.2 million or earnings per share of $0.03 which compares to a net loss of $0.7 million or $0.02 per share in the comparative prior period.
Consolidated Adjusted EBITDA (“Adjusted EBITDA”) for the three months ended January 31, 2011 increased from $1.8 million in the year-ago quarter to $4.9 million. The increase in Adjusted EBITDA was as a direct result of the significant improvement in sales, partially offset by an increase in our operating expenses. A reconciliation of Adjusted EBITDA to net income, which is the GAAP financial measure that is most directly comparable to our non-GAAP financial measure, is provided below.
On March 1, 2011, we successfully amended our existing credit facility for a three-year period to expire March 1, 2014 which further strengthens our financial position and enhances our ability to fund working capital needs, as required. Based on our anticipated borrowing capacity needs, we reduced the total commitment under our credit facility from $40.0 million to $25.0 million, which will allow us sufficient flexibility to support our overall strategic initiatives. The new agreement also provides more favorable terms to us, both in terms of the financial covenants that we need to maintain as well as lower interest rates.

Looking Ahead

As we look to the future, we are cautiously optimistic as to the sustainability of the global economic recovery. We believe that we will achieve consistent operating income and Adjusted EBITDA and anticipate that we will continue to grow consistently as economic conditions improve based on the efforts we have undertaken in the past two years to build a foundation and the capabilities to support our growth. Further, we believe that our geographical presence, our expanded indirect sales channel, and our robust product offering will continue to allow us to achieve sustainable profitable growth.

Reconciliation of Adjusted EBITDA to Net Income:
(in 000s)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2011	2010	2011	2010
Net Income (Loss)	$1,241	$(747)	$378	$(8,596)
Add Back:
Depreciation and Amortization	1,522	1,485	4,706	4,078
Income Tax Provision (Benefit)	1,058	(1,124)	2,926	(2,653)
Interest Charges	418	468	1,268	1,906
Non-Cash Charges	647	1,742	1,548	2,527
Other (i)	40	(51)	152	5,718
Consolidated Adjusted EBITDA	$4,926	$1,773	$10,978	$2,980

(i)	Allowable Add backs Pursuant to Senior Credit Facility Agreement
We define Adjusted EBITDA as net income (loss), determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”), excluding the effects of income taxes, depreciation, amortization of intangible assets, interest expense, and other non-cash charges, which includes such items as stock-based compensation expense, foreign currency gains or losses, and other allowable add backs pursuant to our Senior Credit Facility Agreement.
Adjusted EBITDA is a non-GAAP financial measure and the presentation of this non-GAAP financial measure is not intended to be considered in isolation or as a substitute for the financial information presented in accordance with GAAP. The items excluded from this non-GAAP financial measure are significant components of our financial statements and must be considered in performing a comprehensive analysis of our overall financial results. We use this measure, together with our GAAP financial metrics, to assess our financial performance, allocate resources, evaluate our overall progress towards meeting our long-term financial objectives, and assess compliance with our debt covenants. We believe that this non-GAAP financial measure is useful to investors and analysts in allowing for greater transparency with respect to the supplemental information used by us in our financial and operational decision making. Our calculation of Adjusted EBITDA may not be consistent with calculations of similar measures used by other companies.
Matters Affecting Comparability
The following events occurred in the respective three and nine months ended January 31, 2011 and 2010, which impact the comparability of our results of operations:
Reinstatement of Previously Reduced Wages and Suspended Employee Benefits
As the global recession set in, we responded by implementing permanent and temporary changes to adjust our operating costs. Some of these changes included a temporary reduction in wages or hours worked for a majority of our employees and suspension of certain employee benefits. While these temporary wage reductions and benefit suspensions helped us through the economic downturn, they do not fit into our long-term strategy of attracting and retaining skilled and knowledgeable people. We therefore initiated the reinstatement of these wages and employee benefits using a phased in approach starting in the third quarter of fiscal year 2010 and completed full reinstatement in third quarter of the current fiscal year. As a result of these reinstatements, our comparable year-over-year operating expenses are higher in the current comparative periods.
Liquidation of Dormant Foreign Subsidiaries
During the third quarter of fiscal year 2010, we recorded a $1.3 million foreign currency translation adjustment related to the liquidation of two dormant subsidiaries as a realized foreign exchange loss which is a component of Other Income (Expense) on the Condensed Consolidated Statement of Operations.

Launch of new Enterprise Resource Planning (“ERP”) System

We placed a new ERP system with a carrying value of $10.6 million into service in October 2009 (towards the end of the second quarter of fiscal year 2010) when it was launched in one of the Company’s geographic locations. This ERP system is being depreciated over a useful life of five years since its launch. Year-to-date period-over-period comparisons will be impacted as we continue to record a full year of depreciation expense related to this asset.
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
Currency Translation
The volatility in the global economic environment has resulted in significant volatility in the global currency markets. Since the majority of our international operations are conducted in currencies other than the U.S. dollar, currency fluctuations can have a significant impact on the translation of our international revenues and earnings into U.S. dollar amounts. During the first quarter of fiscal 2011, the U.S. dollar strengthened significantly against these currencies versus the comparable prior year period, negatively impacting the translation of our international revenues and earnings during that period. However, during the second and third quarters of fiscal 2011, the average exchange rates for these currencies began to improve but remained weaker than the year-ago quarter.
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
Termination of OMAX Merger Agreement
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

Results of Operations
(Tabular amounts in thousands)
Summary Consolidated Results for the Three and Nine Months Ended January 31, 2011

	Three Months Ended					Nine Months Ended
	January 31,		Increase (Decrease)			January 31,		Increase (Decrease)
	2011	2010	$	%		2011	2010	$	%
Sales	$57,473	$45,356	$12,117	27%		$156,988	$125,145	$31,843	25%
Gross Margin	23,092	18,223	4,869	27%		62,278	48,831	13,447	28%
Selling, General, and Administrative Expenses	20,275	18,498	1,777	10%		57,955	52,129	5,826	11%
Merger Termination Charge	—	—	—	—		—	3,219	(3,219)	NM
Restructuring Charges	—	—	—	—		—	1,003	(1,003)	NM
Operating Income (Loss)	2,817	(275)	3,092	NM		4,323	(7,520)	11,843	NM
Expressed as a % of Sales:
Gross Margin	40%	40%		—		40%	39%		100	bpts
Selling, General, and Administrative Expenses	35%	41%		(600)	bpts	37%	42%		(500)	bpts
Merger Termination Charge	—	—		NM		—	3%		NM
Restructuring Charges	—	—		NM		—	1%		NM
Operating Income (Loss)	5%	(1)%		NM		3%	(6)%		NM
_____________________
bpts = basis points
NM = not meaningful

	Three Months Ended				Nine Months Ended
	January 31,		Increase (Decrease)		January 31,		Increase (Decrease)
	2011	2010	$	%	2011	2010	$	%
System Sales	$39,987	$31,905	$8,082	25%	$105,429	$83,673	$21,756	26%
Consumable Parts Sales	17,486	13,451	4,035	30%	51,559	41,472	10,087	24%
	$57,473	$45,356	$12,117	27%	$156,988	$125,145	$31,843	25%
Segment Results of Operations
We report our operating results to the chief operating decision maker based on market segments which are consistent with management’s long-term growth strategy. Our reportable segments are Standard and Advanced. The Standard segment includes sales and cost of sales related to our cutting, surface preparation and cleaning systems using ultrahigh-pressure water pumps as well as parts and services to sustain these installed systems. Systems included in this segment do not require significant custom configuration. The Advanced segment includes sales and cost of sales related to our complex aerospace and automation systems which require specific custom configuration and advanced features to match unique customer applications as well as parts and services to sustain these installed systems. Segment results are measured based on revenue growth and gross margin.
This section provides a comparison of sales and gross margin for each of our reportable segments for the respective three and nine months ended January 31, 2011 and 2010. For further discussion on our reportable segments, refer to Note 12 in Item 1 of Part I of this quarterly report on Form 10-Q.

Standard Segment

	Three Months Ended				Nine Months Ended
	January 31,		Increase (Decrease)		January 31,		Increase (Decrease)
	2011	2010	$	%	2011	2010	$	%
Sales	$49,916	$37,036	$12,880	35%	$135,619	$96,817	$38,802	40%
% of total company sales	87%	82%	NM	NM	86%	77%	NM	NM
Gross Margin	21,017	15,269	5,748	38%	57,093	39,216	17,877	46%
Gross Margin as % of sales	42%	41%	NM	NM	42%	41%	NM	NM
_____________________
NM = not meaningful
For the three and nine months ended January 31, 2011:
Sales in our standard segment increased $12.9 million or 35%, and $38.8 million or 40% over the prior year comparative periods. Excluding the impact of foreign currency changes, sales in the Standard segment increased $13.1 million or 36% and $40.3 million or 42% for the respective three and nine months ended January 31, 2011 when compared to the prior year comparative periods. The quarter-to-date and year-to-date increases were primarily due to the following:

•
Significant standard system sales volume increases across all geographies, led by North America and Europe, which were the markets most severely impacted by the recession. These two regions had a combined increase in system sales of $5.3 million or 29% and $17.8 million or 43% for the respective three and nine months ended January 31, 2011 over the prior year comparative periods.

•
Consumable parts sales for this segment also increased $4.4 million or 34% and $11.2 million or 28% for the respective three and nine months ended January 31, 2011 over the prior year comparative periods with all geographies reporting double digit growth as a result of higher system utilization by our customers. North America and Europe also led the increase in consumable spare parts revenue for a combined increase of $2.6 million or 28% and $6.1 million or 21% for the respective three and nine months ended January 31, 2011 over the prior year comparative periods.

Gross margin for the three and nine months ended January 31, 2011 amounted to $21.0 million or 42%, and $57.1 million or 42% of sales compared to $15.3 million or 41%, and $39.2 million or 41% of sales in the prior year comparative periods. The improvement in our margins for the respective three and nine months ended January 31, 2011 over the prior year comparative periods was primarily attributable to product mix. Generally, comparison of gross margin rates will vary period over period based on changes in our product sales mix and prices, and levels of production volume.
Advanced Segment

	Three Months Ended				Nine Months Ended
	January 31,		Increase (Decrease)		January 31,		Increase (Decrease)
	2011	2010	$	%	2011	2010	$	%
Sales	$7,557	$8,320	$(763)	(9)%	$21,369	$28,328	$(6,959)	(25)%
% of total company sales	13%	18%	NM	NM	14%	23%	NM	NM
Gross Margin	2,075	2,954	(879)	(30)%	5,185	9,615	(4,430)	(46)%
Gross Margin as % of sales	27%	36%	NM	NM	24%	34%	NM	NM
_____________________
NM = not meaningful

Sales in the Advanced segment vary period over period for various reasons, such as the timing of contract awards, timing of project design and manufacturing schedules, the timing of shipments to customers, and timing of installation at customer sites.
For the three and nine months ended January 31, 2011, sales in our Advanced segment decreased by $0.8 million or 9% and $7.0 million or 25% over the prior year comparative periods. These decreases were primarily due to the timing of revenue recognition for some of our significant aerospace contracts that were in the production phase during the comparative prior periods. The production period typically accounts for a higher percentage of total estimated costs to complete relative to the installation phase. During the three and nine months ended January 31, 2011, a significant number of these aerospace contracts were in the installation phase and are expected to be concluded by the end of fiscal year 2011.
Gross margin for the three and nine months ended January 31, 2011 amounted to $2.1 million or 27% and $5.2 million or 24%

of sales as compared to $3.0 million and 36% and $9.6 million and 34% of sales in the prior year comparative periods. The decrease in gross margin as a percentage of sales for the three months ended January 31, 2011 was primarily attributed to product mix. The decrease in gross margin as a percentage of sales for the nine months ended January 31, 2011 when compared to the prior year comparative period is attributable to adjustments in original cost estimates on certain aerospace contracts during the second quarter of fiscal 2011 as more experience was gained and new information obtained regarding installation constraints and customer expectations.
Selling, General, and Administrative Expenses

	Three Months Ended				Nine Months Ended
	January 31,		Increase (Decrease)		January 31,		Increase (Decrease)
	2011	2010	$	%	2011	2010	$	%
Sales and Marketing	$11,568	$10,065	1,503	15%	$33,049	$26,956	$6,093	23%
Research and Engineering	2,513	2,235	278	12%	7,095	5,782	1,313	23%
General and Administrative	6,194	6,198	(4)	(0)%	17,811	19,391	(1,580)	(8)%
Total Operating Expenses	$20,275	$18,498	1,777	10%	$57,955	$52,129	$5,826	11%
Consolidated operating expenses for the respective three and nine months ended January 31, 2011 decreased 600 and 500 basis points as a percentage of sales over the prior year comparative periods. However, our consolidated operating expenses for the three and nine months ended January 31, 2011 increased $1.8 million or 10% and $5.8 million or 11% over the prior year comparative periods. The increases were primarily as a result of the following:

•
higher commission expense of $0.5 million and $2.0 million over the respective prior year comparative periods driven by comparatively higher sales volume and increased sales through our indirect channel;

•
an increase of $0.4 million and $1.2 million for the respective three and nine months ended January 31, 2011 as a result of the reinstatement of previously reduced wages and suspended employee benefits in the latter half of fiscal year 2010 and into the first half of fiscal year 2011;

•	the timing of investments for new product development which increased $0.3 million and $0.9 million over the prior year comparative periods;

•
increased marketing and related travel expenses of $0.7 million for the nine months ended January 31, 2011 due to the timing and activity of tradeshows and the generation of customer leads. Marketing and related travel expenses for the three months ended January 31, 2011 were in line with the prior year comparative period; and

•
additional depreciation expense for the nine months ended January 31, 2011 of $0.6 million related to our new ERP system which was placed into service at the end of the second quarter of fiscal year 2010. Depreciation expense for the three months ended January 31, 2011 was consistent with the prior year comparative period.

Looking forward to the last quarter of fiscal year 2011, we anticipate that our consolidated operating expenses will continue to increase versus the comparative prior periods as we continue the rollout of global marketing initiatives and invest in new product development. The reinstatement of wages and benefits will also result in increased costs compared to the fourth quarter of fiscal year 2010.
Interest Income (Expense), net

	Three Months Ended				Nine Months Ended
	January 31,		Increase (Decrease)		January 31,		Increase (Decrease)
	2011	2010	$	%	2011	2010	$	%
Interest Income	$21	$39	$(18)	(46)%	$86	$132	$(46)	(35)%
Interest Expense	(418)	(468)	50	(11)%	(1,268)	(1,906)	638	(33)%
Net Interest Expense	$(397)	$(429)	$32	(7)%	$(1,182)	$(1,774)	$592	(33)%
Our net interest expense was $397,000 and $1.2 million for the three and nine months ended January 31, 2011, compared to net interest expense of $429,000 and $1.8 million in the prior year comparative period. Our interest expense primarily consists of imputed interest on two subordinated notes that carry a below market interest rate, amortization of deferred debt financing fees and interest charges on the used and unused portion of our Senior Credit Facility as well as outstanding letters of credit. Our net interest expense for the current quarter was consistent with the comparative prior year period. For the nine months ended January 31, 2011, net interest expense decreased primarily as a result of significantly lower balances outstanding on our Senior Credit Facility, as well as lower balances in outstanding standby letters of credit. In addition, the prior year comparative period included a $253,000 write-off of deferred financing fees as a result of reducing our available borrowing capacity by 50%.

Other Income (Expense), net

	Three Months Ended				Nine Months Ended
	January 31,		Increase (Decrease)		January 31,		Increase (Decrease)
	2011	2010	$	%	2011	2010	$	%
Realized Foreign Exchange Gains, net	$(133)	$(1,315)	$1,182	(90)%	$(44)	$(1,143)	$1,099	(96)%
Unrealized Foreign Exchange Gains (Losses), net	59	136	(77)	(57)%	351	189	162	86%
Other	(7)	(39)	32	(82)%	8	88	(80)	(91)%
Other Income (Expense), net	$(81)	$(1,218)	$1,137	(93)%	$315	$(866)	$1,181	NM
During the three months ended January 31, 2011 we recorded net Other Expense of $81,000 compared to net Other Expense of $1.2 million in the prior year comparative period. For the nine months ended January 31, 2011 we recorded net Other Income of $315,000 compared to net Other Expense of $866,000 for the prior year comparative period. The net Other Expense in the prior year comparative period was significantly higher driven by the liquidation of two dormant subsidiaries for which we recorded a $1.3 million foreign currency translation adjustment. This non-cash charge was previously recorded as an unrealized foreign exchange loss in our currency translation account as a component of other comprehensive income.
In general, changes in this balance result from the fluctuation in realized and unrealized foreign exchange gains and losses on revaluation of third party and intercompany settled and unsettled balances for which payment is anticipated in the foreseeable future.
Income Taxes
Our provision (benefit) for income taxes for the respective three and nine months ended January 31, 2011 and 2010 consisted of:

	Three Months Ended				Nine Months Ended
	January 31,		Increase (Decrease)		January 31,		Increase (Decrease)
	2011	2010	$	%	2011	2010	$	%
Current Tax Expense	$425	$392	$33	8%	$1,447	$818	$629	77%
Deferred Tax Expense (Benefit)	634	(1,516)	2,150	NM	1,479	(3,471)	4,950	NM
Total Tax Expense (Benefit)	$1,059	$(1,124)	$2,183	NM	$2,926	$(2,653)	$5,579	NM
_____________________
NM = not meaningful

We recognize a net deferred tax asset for items that will generate a reduction in future taxable income to the extent that it is “more likely than not” that these deferred assets will be realized. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the period in which the tax benefit will be realized. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which the tax benefit will be realized. In determining the realizability of these assets, we considered numerous factors, including historical profitability, estimated future taxable income and the industry in which we operate. In fiscal year 2008, we reversed approximately $17.2 million and $1 million of valuation allowance against deferred tax assets related to U.S. and Germany net operating loss (NOL) carryforwards and other net deferred tax assets, respectively, after concluding that it was more likely than not that these benefits would be realized based on cumulative positive results of operations and anticipated future profit levels. For the fiscal year ended April 30, 2010 and for the three and nine months ended January 31, 2011, we concluded that, after evaluation of all available evidence, we anticipate generating sufficient future taxable income to realize the benefits of our U.S. and German deferred tax assets.
As part of this evaluation we considered the impact of the global economic downturn on our business. While our business declined as a result of this downturn, we saw an upward trend in our business during the second half of the fiscal year 2010 through fiscal year 2011. Currently, the positive evidence we evaluated exceeds the negative evidence and supports our conclusion that it is more likely than not that these deferred assets will be realized. If, in the future, the negative evidence were in excess of the positive evidence our conclusion regarding the realizability of the benefit of our deferred tax assets would change. At January 31, 2011, the recorded amount of our deferred tax assets was $22.4 million, net of valuation allowance on certain foreign NOLs.
Our foreign tax provision for the respective nine months ended January 31, 2011 and 2010 consisted of current and deferred tax expense. The U.S. tax provision consists of current and deferred tax expense (benefit), state taxes and foreign withholding taxes. With the exception of certain of our subsidiaries, it is our general practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations. As of January 31, 2011, we had not made a provision for U.S. or additional foreign withholding taxes of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries with the exception of our subsidiaries in Taiwan, Japan, and Switzerland for which we provide deferred taxes.
For the three and nine months ended January 31, 2011, the Company recorded an income tax expense of $1.1 million and $2.9 million compared to an income tax benefit of $1.1 million and $2.7 million, respectively in the comparative prior year. For the nine months ended January 31, 2011, the relationship between income tax expense and pre-tax income is not customary mainly due to the tax impact of a $1.9 million repatriation of cash that was treated as a dividend for income tax purposes during the first quarter ended July 31, 2010, a discrete tax reserve established, and the tax impact of losses from subsidiaries for which a full valuation allowance is maintained.

Liquidity and Capital Resources
Sources of Cash
Historically, our most significant sources of financing have been funds generated by operating activities, available cash and cash equivalents and available lines of credit. From time to time, we have raised funds through the sale of common stock.
Cash Generated by Operating Activities
Cash generated by operating activities was $4.2 million for nine months ended January 31, 2011, compared to $2.2 million for the nine months ended January 31, 2010. Cash generated by or used in operating activities is primarily related to changes in our working capital accounts. Changes in our working capital resulted in a net $7.4 million use of cash for the nine months ended January 31, 2011 compared to $1.9 million use of cash for the nine months ended January 31, 2010. The change in working capital was attributable to changes in accounts payable due to the timing of purchases and payments to vendors, the timing of inventory purchases for anticipated growth in future periods and the timing of collection of accounts receivable.
Available Cash and Cash Equivalents
At January 31, 2011, we had total cash and cash equivalents of $8.0 million. To the extent that our cash needs in the U.S. exceed our cash reserves and availability under our Senior Credit Facility Agreement, we may repatriate cash from certain of our foreign subsidiaries; however, this could be limited by our ability to repatriate such cash in a tax efficient manner. We believe that our existing cash and cash equivalents as of January 31, 2011, anticipated funds generated from our operations, and financing available under our existing credit facilities will be sufficient to fund our operations for at least the next twelve months. However, in the event that there are changes in our expectations or circumstances, we may need to raise additional funds through public or private debt or sale of equity to fund our operations. Cash balances which are not available for general corporate purposes are classified as restricted cash and are primarily related to cash which collateralizes commercial letters of credit.
Credit Facilities and Debt
We have a $40 million secured senior credit facility, set to mature on June 10, 2011.
Under the agreement in effect as of January 31, 2011, we were required to maintain the following ratios:

Maximum Consolidated Leverage Ratio (i)	Minimum Fixed Charge Coverage Ratio (ii)
2.50x	2.0x
_________________________________

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

Our covenants also required us to meet a liquidity test such that our consolidated indebtedness shall not exceed the total of 65% of the book value of our accounts receivable and 40% of the book value of our inventory.
A violation of any of the covenants above would have resulted in event of default and accelerated the repayment of all unpaid principal and interest and the termination of any letters of credit.
Our leverage ratio and fixed charge coverage ratio were 0.15 and 29.9, respectively for the quarter ended January 31, 2011. Our consolidated indebtedness did not exceed the total of 65% of the book value of our accounts receivable and 40% of the book value of our inventory. Our calculations of these financial ratios are reported in Exhibit No. 99.1 of this Quarterly Report on Form 10-Q. We were in compliance with all our financial covenants as of January 31, 2011.
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

As of January 31, 2011, we had $38.1 million available under our Senior Credit Facility, net of $1.9 million in outstanding borrowings. Based on the our maximum allowable leverage ratio at the end of the period, the incremental amount we could have borrowed under its Lines of Credit, including the Taiwan credit facilities discussed below, would have been approximately $32.6 million.

On March 2, 2011, we amended our existing Senior Credit Facility Agreement, set to mature on June 11, 2011, and entered into a new three-year Credit Facility Agreement which will mature March 2, 2014. The new agreement further strengthens our financial position and enhances our ability to fund working capital needs, as required. Based on our anticipated borrowing capacity needs, we reduced the total commitment under our credit facility from $40.0 million to $25.0 million, which will allow us sufficient flexibility to support our overall strategic initiatives. The new agreement also provides more favorable terms to us, both in terms of the financial covenants that we need to maintain, as well as lower interest rates. Under the new Credit Facility, we would be required to maintain two financial covenant ratios, a maximum leverage ratio of 2.75x and a minimum Fixed Charge Coverage Ratio of 1.75x. Interest charges will be based on the bank's prime rate or LIBOR rate plus a percentage spread between 0.00% and 2.25% and based on our current leverage ratio. All our domestic assets and certain interests in some foreign subsidiaries will continue to be pledged as collateral under the new three-year Credit Facility.

Uses of Cash
Capital Expenditures
Our capital spending plans currently provide for outlays ranging from approximately $4 million to $6 million over the next twelve months, primarily related to the continued implementation of our ERP system and other information technology related projects, patent and trademark maintenance, as well as investments in our manufacturing facilities. It is expected that funds necessary for these expenditures will be generated internally or from available financing. To the extent that sufficient funds cannot be generated through operations or we are unable to obtain financing on reasonable terms, we will reduce our capital expenditures accordingly. Our capital spending for the respective nine months ended January 31, 2011 and 2010 amounted to $2.7 million and $8.9 million.
Repayment of Debt, Capital Leases and Notes Payable
Our total net borrowings of debt and notes payable were $1.5 million for the nine months ended January 31, 2011 as compared to net repayments of debt and notes payable of $16.6 million for the nine months ended January 31, 2010.
Off-Balance Sheet Arrangements
We did not have any special purpose entities or off-balance sheet financing arrangements as of January 31, 2011.
Contractual Obligations
During the nine months January 31, 2011, there were no material changes outside the ordinary course of business in our contractual obligations and minimum commercial commitments as reported in our Annual Report on Form 10-K for the fiscal year ended April 30, 2010.
Critical Accounting Estimates and Judgments
There are no material changes in our critical accounting estimates as disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2010.
Recently Issued Accounting Pronouncements
Refer to Note 2 to the Condensed Consolidated Financial Statements found in Item 1 of Part I of this quarterly report on Form 10-Q for a discussion of recently issued accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have not been any material changes in our market risk during the nine months ended January 31, 2011. For additional information, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations as presented in our Annual Report on Form 10-K for the fiscal year ended April 30, 2010.

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
In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in our internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings
Refer to Note 6 of the Condensed Consolidated Financial Statements found in Item 1 of Part I of this quarterly report on Form 10-Q for a discussion of the Company’s legal proceedings.

Item 1A. Risk Factors
Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the “Risk Factors” sections of our Annual Report on Form 10-K for the fiscal year ended April 30, 2010, filed by us with the United States Securities and Exchange Commission on July 1, 2010, and our Quarterly Report on Form 10-Q for the quarter ended July 31, 2010 (the “Form 10-Q”), filed by us with the United States Securities and Exchange Commission on September 8, 2010. Other than the risk factor disclosed in the Form 10-Q, there have been no material changes in the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended April 30, 2010.

Items 2, 3, and 5 are None and have been omitted.

Item 4. (Removed and Reserved)

Item 6. Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Debt Covenant Compliance as of January 31, 2011
101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Taxonomy Extension Label Linkbase Document
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

FLOW INTERNATIONAL CORPORATION

Date:	March 3, 2011	/s/ Charles M. Brown
Charles M. Brown
President and Chief Executive Officer (Principal Executive Officer)

Date:	March 3, 2011	/s/ Allen M. Hsieh
Allen M. Hsieh
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)