Form 10-K
period 2011-04-30
FLOW INTERNATIONAL CORP
filed 2011-06-24
CIK 713002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission file number 01-34443
FLOW INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Washington	91-1104842
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23500 64th Avenue South, Kent, WA	98032
(Address of principle executive offices)	(Zip Code)

Registrant's telephone number, including area code 253-850-3500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 Par Value, Common Share Purchase Rights	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐      No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐      No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes  ☐      No  ☑

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $119,923,022 as of October 31, 2010, the last business day of the registrant's most recently completed second fiscal quarter, based on a closing price of $2.64 per share as quoted by the NASDAQ Stock Market as of such date. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had 47,430,992 shares of Common Stock, $0.01 par value per share, outstanding as of June 14, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended April 30, 2011 (the “2011 Proxy Statement”). Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K. With the exception of such portions of the 2011 Proxy Statement expressly incorporated by into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Annual Report on Form 10-K.

FLOW INTERNATIONAL CORPORATION

Forward-Looking Statements

Forward-looking statements in this report, including without limitation, statements relating to our plans, strategies, objectives, expectations, intentions, and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "may," "expect," "believe," "anticipate," "estimate," "plan" and similar expressions are intended to identify forward-looking statements. These statements are no guarantee of future performance and involve certain risks, assumptions, and uncertainties that are difficult to predict. Therefore, actual outcome and results may differ materially from what is expressed or forecasted in such forward-looking statements.

We make forward-looking statements of our expectations which include but are not limited to the following examples:

•
statements regarding our belief that we are well positioned to continue growing our business organically over the long-term by enhancing our product offerings and expanding our customer base through our global channels of disctibution;

•	statements regarding our belief the efforts we undertook during the economic downturn will provide us the opportunity to scale manufacturing in a low cost fashion as demand for our products increases;

•	statements regarding improving cost structure, improved capacity utilization and operating efficiencies;

•
statements regarding our belief that the diversity of our products and geographic presence along with the expansion of our indirect sales channel will continue to minimize the impact that any one country or economy has on our consolidated results;

•	statements regarding our belief that our channels of distribution are unparalleled in our industry and our ability to effectively manage them;

•	statements regarding the reasons for variations in Advanced segment revenues and gross margins;

•	statements regarding our belief that we will be successful in passing on inflationary cost pressures to our customers;

•	statements regarding increases in selling general and administrative expenses as we continue the rollout of global marketing initiatives and new product development;

•	statements regarding our use of cash, cash needs, generation of cash through operations, and ability to raise capital and/or use our Credit Facility;

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

•
statements regarding our technological leadership position and our belief that our technological capabilities for developing products with superior characteristics provide us potential growth opportunities as well as a competitive advantage;

•	statements regarding our expectation that our Enterprise Resource Planning system will provide meaningful benefits over the long-term as we transform business and financial processes;

•	statements regarding anticipated results of potential or actual litigation;

•	statements regarding the realizability of our deferred tax assets and our expectation that our unrecognized tax benefits will not change significantly within the next twelve months.

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

PART I

Item 1. Description of the Business

Business Overview

Flow International Corporation and its subsidiaries (hereinafter collectively referred to as “the Company”, “we”, or “our” unless the context requires otherwise) is a global technology-based company providing customer-driven waterjet cutting, surface preparation and cleaning solutions. Our ultrahigh-pressure water pumps generate pressures from 40,000 to over 94,000 pounds per square inch (psi) and power waterjet systems that are used to cut and clean materials. Waterjet cutting is a fast-growing alternative to traditional methods, which utilize lasers, saws, knives, shears, plasma, electrical discharge machining ("EDM"), routers, drills, soda blasting and abrasive blasting techniques, and has uses in many applications from food and paper products to steel and carbon fiber composites.

This portion of our Form 10-K provides detailed information about who we are and what we do. Unless otherwise specified, current information reported in this Form 10-K is as of, or for the fiscal year ended April 30, 2011.

Our History

Flow International Corporation was incorporated in Delaware in 1983 as Flow Systems, Inc. and was reincorporated in Washington in October 1998. Our innovations and accomplishments through the years include:
Prior to the 1990s, we:

•	invented the abrasive waterjet; and

•	led the waterjet industry in the use of pure waterjet cutting for disposable diapers and tissue.
In the 1990s, we;

•	developed the first 55,000 psi direct drive pumps;

•	developed the first 60,000 psi intensifier and the first 87,000 psi intensifier;

•	introduced WindowsR-based intelligent waterjet control software - FlowMasterTM - to the industry for abrasive waterjet flat stock cutting machine tools;

•	developed the first fully integrated cutting machine tool with all functions and diagnostic sensors centralized at the operator control station;

•	invented the UltraPierce accessory for the piercing of composites, stone, glass, ceramics without delaminating or breakage of material during the drilling process; and

•	developed the first multi-process 3-dimensional cutting large envelope machines for trimming and drilling of composite aerospace wings and structures using abrasive waterjet, routers, and inspection.
In the 2000s, we:

•	invented Dynamic WaterjetR with Active Tolerance Control to produce parts two to four times faster and with tolerances down to one to three thousandths of an inch;

•	invented the first collision and height sensor, the Dynamic Contour Follower, for Dynamic WaterjetR applications;

•	developed the first 94,000 psi rated intensifier pump for commercial cutting applications;

•	developed the first extremely high speed pure waterjet machine, the Sonic, for Gasket and foam production; and

•	introduced Dynamic Waterjet XD, a 3-dimensional waterjet cutting technology that uses SmartStreamTM.

Our Business Strategy

We are a global technology-based manufacturing company committed to providing a world class customer experience. We offer technological leadership and exceptional waterjet performance to a wide-ranging customer base. Our versatile technology benefits many cutting and cleaning applications, delivering profitable waterjet solutions and dynamic business growth opportunities to our customers.

We believe that, by growing our revenues and operating income, successfully improving our business and manufacturing processes, and maximizing our cash flows, we will deliver enhanced financial performance, and also position us to capitalize on growth opportunities that may arise. Our business strategies are designed to expand upon our competitive advantages by providing the following:

Broadest Product Line and Unmatched Customer Access in the Waterjet Industry. We offer a broad product line that encompasses a complete array of capabilities, technologies and price points. Our product offerings range from large custom built composite machining solutions and turnkey shape-cutting systems to environmentally-friendly ultrahigh-pressure surface preparation systems.

We believe our channels of distribution are unparalleled in the industry. With years of expertise, our direct sales force enhances customer experience by using a consultative sales approach. This direct channel of sales is augmented by our indirect sales partners who primarily focus on selling mid to lower priced products.

Breakthrough Product Development. We believe that our technological capabilities for developing products with superior characteristics provide us potential growth opportunities as well as a competitive advantage. We seek to exploit these capabilities and our intellectual property portfolio to accelerate development and commercialization of these technologies as well as to improve existing products.

Low Cost Manufacturing. We continue to focus on initiatives to increase efficiency in all of our manufacturing plants aimed at creating flow within processes which should enable us to continuously become more efficient. We believe that the efforts we undertook during the economic downturn will provide us the opportunity to scale manufacturing in a low cost fashion as demand for our products increases.

Operating Expense Leveraging Opportunity. In fiscal year 2009, we commenced the implementation of an enterprise-wide project to implement a new Enterprise Resource Planning (ERP) system, to support a majority of our business processes and further streamline our operations. This multi-year implementation will continue to occur in the near-term and is expected to provide meaningful benefits over the long-term as we transform business and financial processes in order to realize the full benefits of the project.

Our ability to fully implement our strategies and achieve our objective may be influenced by a variety of factors, many of which are beyond our control. Refer to discussion of some of these factors under Item 1A: Risk Factors.

Products and Services

Our mission is to provide the highest value customer-driven waterjet cutting, surface preparation and cleaning solutions. We strive to improve our customers' profitability through the development of innovative products and services that expand our customers' markets and increase their productivity.

The primary components of our product line include versatile waterjet cutting, surface preparation and industrial cleaning systems which provide total system solutions for many materials including metal, stone, tile, composites, food, paper, rubber, structural foam and many more. We have a wide variety of customer types ranging from small job shops to major industrial companies.

Our ultrahigh-pressure technology has two broad applications: cutting, surface preparation and cleaning.

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

Waterjet cutting is recognized as a more flexible, cost effective and accurate alternative to traditional cutting methods such as lasers, EDM, saws or plasma. It offers greater versatility in the types of products it can cut, and, because it cuts without creating appreciable heat or mechanical stress and often reduces or eliminates the need for secondary processing operations and special fixturing. Waterjet cutting has applications in many industries, including aerospace, defense, automotive, semiconductors, disposable products, food, glass, sign, metal cutting, marble, tile and other stone cutting, and paper slitting and trimming.

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

Marketing and Customers

Our marketing emphasizes a consultative application-oriented sales approach and is centered on increased awareness of the capabilities of our technology as we believe that waterjet technology is still in the early adoption phase of its product life cycle. These efforts include presence at trade shows, advertising in print and online media, telemarketing and other product placements and demonstration/educational events as well as an increase in domestic and international sales representation, including distributors. To enhance sales efforts, our marketing staff and sales force gather detailed information on applications and requirements in targeted market segments. This information is used to develop standardized and customized solutions using ultrahigh-pressure and robotics technologies.

We offer our consumable parts online at www.flowparts.com website in the U.S. and www.floweuropeparts.com in Europe. We strive to ensure that we are able to ship a large number of parts within 24 hours to our customers.

We have established strong relationships with a diverse set of customers. Our largest customer in the Advanced segment (refer to our discussion on the Business Segments below) accounted for approximately 11% of consolidated sales in fiscal year 2010. No single customer or group of customers under common control accounted for 10% or more of sales during any of the respective fiscal years ended April 30, 2011 and 2009.

We believe that the productivity-enhancing nature of our ultrahigh-pressure technology, the diversity of our markets along with the relatively early adoption phase of our technology, and the displacement of more traditional methods of machine tooling, fabricating and surface preparation will enable us to continue growing our market share in the machine cutting tool market as global economic market conditions improve.

Competition in Our Markets

Our major markets - both domestic and foreign - are highly competitive, with our products competing against other waterjet competitors as well as technologies such as lasers, saws, plasma, shears, routers, drills, and abrasive blasting techniques. Waterjet cutting systems offer manufacturers many advantages over traditional cutting machines including an ability to cut or machine virtually any material, in any direction, with improved manufacturing times, and with minimal impact on the material being cut. These factors, in addition to the elimination of secondary processing in many circumstances, enhance the manufacturing productivity of our systems. Approximately 80 firms, other than Flow, have developed tools for cleaning and cutting based on waterjet technology. Most of our waterjet competitors provide only portions of a waterjet system such as pumps or control systems. Other competitors integrate components from a variety of suppliers to provide a complete solution.

We believe that the breadth of our product offering enables us to match a diverse base of customers' applications and budgets. Our competitive strength in the high-end segment of the market stems from our leading-edge technological and engineering capabilities which enable us to deliver custom engineered solutions that revolutionize the machining and tooling industries. In the mid-tier segments of the waterjet cutting and surface preparation markets, we compete on the basis of product quality and innovation, distribution presence and capability, channel knowledge and expertise, geographic availability, breadth of product line, access speed and performance, reliability, and price competitiveness. We compete in the economy market segment, the lowest-tier in our market, on the basis of geographic availability, reliable segment-leading technology and product value.

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

Business Segments

We report our operating results to our Chief Executive Officer, who is the chief operating decision maker, based on market segments which is consistent with management's long-term growth strategy. Our reportable segments are Standard and Advanced. The Standard segment includes sales and cost of sales related to our cutting, surface preparation and cleaning systems using ultrahigh-pressure water pumps as well as parts and services to sustain these installed systems. Systems included in this segment do not require significant custom configuration. The Advanced segment includes sales and cost of sales related to our complex Advanced segment systems which require specific custom configuration and advanced features, including robotics, to match unique customer applications as well as parts and services to sustain these installed systems.

Financial information about our segments is included in Note 17 - Business Segments and Geographic Information of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data.

Sales Outside the United States

In fiscal year 2011, 57%, or $123.0 million, of our total consolidated sales were to customers outside the United States, this included:

•	$25.5 million of exports from the United States;

•	$42.9 million of sales from European locations; and

•	$54.6 million of sales from our other foreign locations

Raw Materials

We depend on the availability of raw materials, parts and subassemblies from our suppliers and subcontractors. Principal materials used to make waterjet products are metals, and plastics, typically in sheets, bar stock, castings, forgings and tubing. We also purchase many electrical and electronic components, fabricated metal parts, high-pressure fluid hoses, ball screws, seals and other items integral to our products. Suppliers are competitively selected based on quality, delivery and cost. Our suppliers' ability to provide timely and quality raw materials, components, kits and subassemblies affect our production schedules and contract profitability. Some of our business units purchase these items from sole or limited source suppliers; however, we are currently able to source our raw materials in quantities sufficient to meet our requirements in each business unit, some of which may require longer lead times due to availability.

Our strategic sourcing and new product development initiatives seek to find ways of mitigating the inflationary pressures of the marketplace, including renegotiating with our suppliers and customers to avoid a significant impact to our margins and product enhancements and to leverage quality and cost benefit. Macro-economic pressures may increase our operating costs with consequential risk to our cash flow and profitability. We currently do not employ forward contracts or other financial instruments to hedge commodity price risk, although we continuously explore supply chain risk mitigation strategies.
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
We believe research and development is critical to the success of our business strategy. During the fiscal year ended April 30, 2011, we expensed $10.1 million related to product research and development as compared to $8.1 million in fiscal year 2010 and $8.6 million in fiscal year 2009. Research and development expenses as a percentage of revenue were between 3% and 5% during each of the respective fiscal years ended April 30, 2011, 2010, and 2009. We expect to continue investing in research and development activities in order to create innovative next-generation products and maintain competitive advantages in the markets we serve.
Backlog

Our backlog decreased 2% from $47.3 million at April 30, 2010 to $46.5 million at April 30, 2011. The backlog at April 30, 2011 and 2010 represented 21% and 27% of our trailing twelve months sales as of April 30, 2011 and 2010, respectively.

Backlog includes firm orders for which written authorizations have been accepted and revenue has not yet been recognized. Generally, our products, exclusive of our Advanced segment systems, can be shipped within a four to 16 week period. Advanced segment systems typically have long lead times which may range from 12 to 24 months. The unit sales price for most of our products and services is relatively high (typically ranging from tens of thousands to millions of dollars) and individual orders can involve the delivery of several hundred thousand dollars of products or services at one time. Due to possible customer changes in delivery schedules and cancellation of orders, our backlog at any particular date is not indicative of actual sales for any succeeding period. Delays in delivery schedules and/or a reduction of backlog during any particular period could have a material adverse effect on our business and results of operations.

Working Capital Practices

There are no special or unusual practices relating to our working capital items. We generally require advance payments as deposits on customized equipment and standard systems and also require progress payments for customized equipment during the manufacturing of these products or prior to product shipment.

Employees

We had 616 full time employees as of April 30, 2011 compared to 594 and 649 for the respective fiscal years ended April 30, 2010 and 2009, with 65% located in the United States and 35% located in other foreign locations. Our success depends in part on our ability to attract and retain employees.

Available Information

We are subject to the reporting requirements of the Exchange Act and its rules and regulations. The Exchange Act requires us to file reports, proxy statements and other information with the U.S. Securities and Exchange Commission (“SEC”). Copies of these reports, proxy statements and other information can be read and copied at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 and can also be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a Web site that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC's Web site at www.sec.gov.

We make available, free of charge on our Web site, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file these documents with, or furnish them to, the SEC. These documents are posted on our Web site at www.FlowWaterjet.com - select the “Investors” link and then the “Reports” link.

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

Our overall profitability may not meet expectations if our products, customers or geographic mix or changes in customer requirements or specifications, in particular as it relates to our long-term contracts, are substantially different than anticipated or initially planned. Our profit margins vary among products, customers and geographic markets. Consequently, if our mix of any of these is substantially different from what is anticipated or planned in any particular period, our operating results may be negatively affected and our profitability lower than anticipated.

Failure to effectively manage our indirect sales channel and indirect technical service providers could adversely affect our results of operations and financial condition.

In order to increase sales and capture a leading market share globally, we have focused on expanding our indirect sales channel, through distributors and sales agents, to augment our existing direct sales force. Additionally, we have engaged indirect technical service partners to augment our staff with installations and service calls as a result of the increase in demand for our products. Our success in integrating the indirect sales channel and indirect technical service providers into our business will be impacted by our ability to train and manage new and existing relationships with distributors, sales agents and service providers. If we are not able to effectively train and manage these indirect channels, we may not be able to achieve our operating results and this could have a negative effect on our operating results and financial condition.

Rising commodity and fuel prices may adversely affect our results of operations and financial condition.

We are a large buyer of steel, as well as other commodities required for the manufacture of our products. As a result, changes in commodity and fuel prices may have an adverse effect on our results of operations and financial condition through increased inventory and shipping costs by suppliers. Historically, we have been able to pass on increases in commodity and shipping prices to our customers; however, our success in doing so in future periods cannot be assured.

Foreign currency exchange rates may adversely affect our results of operations and financial condition.

We have substantial assets, liabilities, revenues and expenses denominated in currencies other than the U.S. dollar, and to prepare our consolidated financial statements, we must translate these items into U.S. dollars at the applicable exchange rates. We are therefore exposed to movements in foreign exchange rates against the U.S. Dollar. Of these, the most significant is currently the Euro. Substantially all of our sales to our customers and operating costs in Europe are denominated in Euro creating an exposure to foreign currency exchange rates. Additionally, certain of our foreign subsidiaries make sales denominated in U.S. Dollars which expose them to foreign currency transaction gains and losses.

If we fail to obtain sufficient quantities of materials and components required for our manufacturing activities at competitive prices and quality and on a timely basis or fail to effectively adapt our cost structure to changing market conditions, our business and financial results will suffer.

We purchase materials and components from third parties for use in our manufacturing operations. Some of our business units purchase these items from sole or limited source suppliers. If we cannot obtain sufficient quantities of materials and components at competitive prices and quality and on a timely basis, we may not be able to produce sufficient quantities of product to satisfy market demand, product shipments may be delayed or our material or manufacturing costs may increase. In addition, because we cannot always immediately adapt our cost structures to changing market conditions, our manufacturing capacity may at times exceed our production requirements or fall short of our production requirements. Any or all of these problems could result in the loss of customers, provide an opportunity for competing products to gain market acceptance and otherwise adversely affect our business and financial results.

The recent economic recession and its impact on the credit markets could adversely affect our results of operations.

While the macroeconomic environment has improved, it is impossible to predict the speed of a recovery and future potential growth. Future deterioration or volatile market conditions could:

•	have an adverse effect on our customers and suppliers and their ability to purchase our products;

•	reduce our ability to take advantage of growth and expansion opportunities;

•	adversely affect our ability to access credit markets or raise capital on terms acceptable to us;

•	limit our capital expenditures for repair or replacement of existing facilities or equipment; and

•	adversely affect our ability to be in compliance with covenants under existing credit agreements.

All of which could adversely affect our results of operations and financial position.
We have unresolved claims with the purchaser of Avure.

During fiscal year 2009, we were notified by the purchaser of our Avure Business (“Purchaser”), which we reported as a discontinued operation for the year ended April 30, 2006, that the Swedish tax authority was conducting an audit which includes periods during the time that we owned the subsidiary. Pursuant to our agreement with the Purchaser, we had made commitments to indemnify various liabilities and claims, including any tax matters when we owned the business. The Swedish tax authority concluded its audit and issued its report in November 2009, initially asserting that Avure owes 19.5 million Swedish Krona in additional taxes, penalties and fines. In April 2010, we filed an appeal to contest the findings by the Swedish Tax Authority. Since the filing of our appeal, we have had on-going dialogue with the Swedish tax authorities throughout the year and will continue to contest the findings. We recorded a charge in the first quarter of fiscal year 2010 related to the periods during which we owned Avure and, as of April 30, 2011, the liability is approximately $1.4 million. The balance of the accrued liability will fluctuate period over period with changes in foreign currency rates until such time as the matter is ultimately resolved.

If we fail to technologically advance our products and successfully introduce new products, our future growth and financial results may be adversely affected.

Our ability to develop new products may affect our competitive position and often requires the investment of significant resources. Difficulties or delays in research, development or production of new products or failure to gain market acceptance of new products and technologies may reduce future revenues and adversely affect our competitive position and our financial results.

We might fail to adequately protect our intellectual property rights or third parties might assert that our technologies infringe on their intellectual property.

Protecting our intellectual property is critical to our innovation efforts. We rely on a combination of patents, trade secrets, and trademarks to protect our intellectual property, but this protection might be inadequate. For example, our pending or future patent applications might not be approved or, if allowed, they might not be of sufficient strength or scope. Conversely, third parties, certain of whom have filed lawsuits against us in the past, might assert that our technologies infringe their proprietary rights. Any future related litigation to defend our intellectual property and/or defend ourselves from assertions of infringement could result in substantial costs and diversion of our efforts and could adversely affect our business, whether or not we are ultimately successful.

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

We evaluate our deferred tax assets for realizability based on all available evidence. This process involves significant assumptions that are subject to change from period to period based on changes in tax laws or variances between the future projected operating performance and our actual results. We are required to establish a valuation allowance for deferred tax assets if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the more-likely-than-not criterion, we evaluate all positive and negative available evidence as of the end of each reporting period. Future adjustments, either increases or decreases, to the deferred tax asset valuation allowance will be determined based upon changes in the expected realization of the net deferred tax assets. The realization of the deferred tax assets ultimately depends on the existence of sufficient taxable income in either the carry back or carry forward periods under the tax law. Due to significant estimates utilized in establishing the valuation allowance and the potential for changes in facts and circumstances, it is reasonably possible that we may be required to record adjustments to the valuation allowance in future reporting periods. Such a charge could have a material adverse effect on our results of operations and financial condition. As of April 30, 2011, we had $21.7 million of net deferred tax assets.

Any significant disruption in our information technology systems or those of third-parties that we utilize in our operations could adversely impact our business.

We utilize our own communications and computer hardware systems located either in our facilities or in that of a third-party web hosting provider. In addition, we utilize third-party Internet-based or “cloud” computing services in connection with our business operations.  Our servers and those of third-parties we use in our operations are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions and delays in our operations as well as loss, misuse, or theft of data.

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
Our success depends on our ability to identify, attract, hire, retain and motivate highly skilled technical, managerial, sales and marketing, and corporate personnel. If we fail to successfully hire and retain a sufficient number of highly qualified employees, we may have difficulties in supporting our customers or expanding our business. The realignment of resources, reductions in workforce, and/or other operational decisions could create an unstable work environment that may have a negative effect on our ability to hire, retain, and motivate employees.
Our business and operations are substantially dependent on the performance of our key employees, all of whom are employed on an at-will basis. While none of our key personnel is irreplaceable, the loss of the services of any of these individuals may be disruptive to our business. There can be no assurance that any retention program we initiate will be successful at retaining employees, including key employees.

Our global presence subjects us to risk that may adversely affect our profitability, cash flow, and financial condition.

In fiscal year 2011, approximately 57% of our sales were derived outside the U.S. Since our growth strategy depends in part on our ability to further penetrate markets outside the U.S., we expect to continue to increase our sales outside the U.S., particularly in emerging markets. In addition, some of our sales distribution offices and many of our suppliers are located outside the U.S. Our international business is subject to risks that are customarily encountered in non-U.S. operations, including:

•	interruption in the transportation of materials to us and finished goods to our customers;

•	changes in a specific country's or region's polititcal or economic conditions;

•	trade protection measures;

•	import or export licensing requirements;

•	unexpected changes in laws or licensing and regulatory requirements, including negative consequences from changes in tax laws;

•	limitations on ownership and on repatriation of earnings;

•	difficulty in staffing and managing widespread operations;

•	differing employment practices and labor issues;

•	differing protection of intellectual property; and

•	natural disasters, security concerns, including crime, political instability, terrorist activities and the U.S. and international response thereto.

Any of these risks could negatively affect our results of operations, cash flows, financial condition, and overall growth.

We may not be able to comply with the financial tests or ratios required in order to comply with covenant requirements under our Credit Facility which may impact our ability to draw funds and may result in the acceleration of the maturity of, and/or the termination of the Credit Facility.

Our Credit Facility agreement requires us to comply with or maintain certain financial tests and ratios and restrict our ability to:

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

We may need to raise funds to finance our future capital and/or operating needs.

We may need to raise funds through public or private debt or sale of equity to achieve our current business strategy in future periods. The financing we need may not be available when needed. Even if this financing is available, it may be on terms that we deem unfavorable or are materially adverse to our shareholders' interests, and may involve substantial dilution to our shareholders. Our inability to obtain financing will inhibit our ability to implement our development strategy, and as a result, could require us to diminish or suspend our development strategy and possibly cease certain of our operations. If we require additional funds and are unable to obtain additional financing on reasonable terms, we could be forced to delay, scale back or eliminate certain product development programs and/or our capital projects. In addition, such inability to obtain additional financing on reasonable terms could have a negative effect on our business, operating results, or financial condition to such extent that we are forced to restructure, sell assets or cease operations, any of which could put our shareholders' investment dollars at significant risk.

We may incur net losses in the future, and we may not be able to sustain profitability on a quarterly or annual basis.

We may incur net losses in the future including losses from our operations, the impairment of long-lived assets and restructuring charges. There can be no assurance that we will be able to conduct our business profitably in the future.

Our stock price has been and is likely to continue to be highly volatile.

The trading price of our common stock has been highly volatile. On June 14, 2011, the closing price of our common stock was $3.73. Our stock price could decline or be subject to wide fluctuations in response to factors such as the risks discussed in this section and the following:

•	actual or anticipated fluctuations in our operating results or our competitors' operating results;

•	announcements by us or our competitors of new products;

•	capacity changes, significant contracts or changes to existing contracts, acquisitions, or strategic investments;

•	our growth rate and our competitors' growth rates;

•	changes in stock market analyst recommendations regarding us, our competitors, or our industry in general, or lack of analyst coverage of our common stock;

•	sales of our common stock by our executive officers, directors, and significant stockholders or sales of substantial amounts of common stock at one time; and

•	changes in accounting principles.

In addition, there has been significant volatility in the market price and trading volume of our securities that is sometimes unrelated to our operating performance. Some companies that have had volatile market prices for their securities have been the target of a hostile takeover or subject to involvement by activist shareholders. If we are the target of such a situation, it could result in substantial costs and would divert management's attention and resources.

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

Risks Related to the Industries in Which We Operate

The markets we serve are highly competitive and some of our competitors may have resources superior to ours. The result of this competition could reduce our sales and operating margins.

We face competition in a number of our served markets as a result of the entry of new competitors and alternative technologies such as lasers, saws, plasma, shears, routers, drills and abrasive blasting techniques. Some of our competitors or potential competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, more developed infrastructures or more established relationships in the industry than we have. Our competitors may be able to adopt more aggressive pricing policies, develop and expand their product offerings more rapidly, take advantage of acquisitions and other opportunities more readily, achieve greater economies of scale, and devote greater resources to the marketing and sale of their products than we do. Our failure to compete effectively may reduce our revenues, profitability and cash flow, and pricing pressures may adversely impact our profitability.

Cyclical economic conditions may adversely affect our financial condition and results of operations or our growth rate could decline if the markets into which we sell our products decline or do not grow as anticipated.

Our products are sold in industries and end-user applications that have historically experienced periodic downturns, such as automotive, aerospace, paper, job shops and stone and tile. Cyclical weaknesses in the industries that we serve have led and could lead to a reduced demand for our products and adversely affect our financial condition and results of operations. Any competitive pricing pressures, slowdown in capital investments or other downturn in these industries could adversely affect our financial condition and results of operations in any given period. Additionally, visibility into our markets is limited. Our quarterly sales and operating results depend substantially on the volume and timing of orders received during the quarter, which are difficult to forecast. Any decline in our customers' markets would likely result in diminished demand for our products and services and would adversely affect our growth rate and profitability.

Item 1B. Unresolved Staff Comments

There are no unresolved comments that were received from the SEC staff relating to our periodic or current reports under the Securities Exchange Act of 1934 as of April 30, 2011.

Item 2. Properties

We occupied approximately 346 thousand square feet of floor space on April 30, 2011 for manufacturing, warehousing, engineering, sales offices, and administration, of which approximately 61% was located in the United States.

The following table provides a summary of the floor space by segment:

	Owned	Leased
	(In square feet)
Standard	15,820	267,653
Advanced	40,245	22,180
Total	56,065	289,833

We have operations at the following locations:

•
Standard - Kent, Washington, which is our headquarters and the primary ultrahigh-pressure pump and component manufacturing facility; Jeffersonville, Indiana, a manufacturing facility for our Standard systems; Nagoya, Japan; Shanghai, Guangzhou and Beijing, China; Hsinchu, Taiwan; Bretten, Germany; Birmingham, England; Milan, Italy; Madrid, Spain; Lyon, France; Brno, Czech Republic; Dubai, UAE; Bangalore, India; Sao Paulo, Brazil; and Buenos Aires, Argentina;

•	Advanced - Jeffersonville, Indiana, the primary manufacturing facility for our Advanced systems.

We believe that our principal properties are adequate for our present needs and, supplemented by planned improvements, expect them to remain adequate for the foreseeable future.

Item 3. Legal Proceedings

Refer to Note 8 - Commitments and Contingencies of the Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data for a summary of legal proceedings.

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our stock is traded on the NASDAQ Stock Market under the symbol “FLOW”. The range of high and low sales prices for our common stock for the last two fiscal years is set forth in the following table.

	Fiscal Year 2011		Fiscal Year 2010
	Low	High	Low	High
First Quarter	2.16	3.25	1.70	2.87
Second Quarter	2.03	2.94	1.96	2.91
Third Quarter	2.64	4.33	2.32	4.08
Fourth Quarter	3.75	4.72	2.74	4.00

Holders of the Company's Common Stock

As of June 14, 2011, there were approximately 950 holders of record of our common stock.

Dividends

We have not paid dividends to common shareholders in the past. Our Board of Directors intends to retain future earnings,

if any, to finance development and expansion of our business and reduce debt and does not expect to declare dividends to common shareholders in the near future. Our ability to pay cash dividends is restricted under our Credit Facility Agreement. Refer to Note 7 - Notes Payable to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, for further discussion on this credit facility.

Issuer Purchases of Equity Securities

None.

Comparison of Five-Year Cumulative Total Shareholder Return*

The following graph compares the cumulative 5-year total return of holders of our common stock with the cumulative total returns of the S&P Smallcap 600 index, the NASDAQ Composite index, and the Dow Jones U.S. Industrial Machinery index.

	4/06	4/07	4/08	4/09	4/10	4/11
Flow International Corporation	100.00	86.09	74.19	13.46	23.37	31.88
S&P Smallcap 600	100.00	107.65	97.91	68.49	101.22	122.90
NASDAQ Composite	100.00	111.24	107.01	75.98	109.83	129.57
Dow Jones US Industrial Machinery	100.00	104.23	117.98	70.25	114.64	151.77

*	The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Performance Graph Assumptions

•	Assumes a $100.00 investment in our common stock and in each index in April 30, 2006 and tracks it through to April 30, 2011.

•	Total return assumes all dividends are reinvested.

•	Measurement dates are the last trading day of the fiscal year shown.

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements, the related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included in this Annual Report on Form 10-K.

	Fiscal Year Ended April 30,
	2011	2010	2009	2008	2007(i)
	(In thousands, except per share data)
Statement of Operations Data:
Sales	$216,524	$173,749	$210,103	$244,259	$213,435
Income (Loss) From Continuing Operations	1,008	(7,389)	(23,086)	21,911	4,022
Net Income (Loss)	766	(8,484)	(23,819)	22,354	3,755

Basic Income (Loss) Per Share:
Income (Loss) From Continuing Operations	0.02	(0.17)	(0.61)	0.59	0.11
Net Income (Loss)	0.02	(0.19)	(0.63)	0.60	0.10

Diluted Income (Loss) Per Share:
Income (Loss) From Continuing Operations	0.02	(0.17)	(0.61)	0.58	0.11
Net Income (Loss)	0.02	(0.19)	(0.63)	0.59	0.10

	Fiscal Year Ended April 30,
	2011	2010	2009	2008	2007
	(In thousands)
Balance Sheet Data:
Working Capital	$41,131	$31,913	$27,923	$56,126	$43,108
Total Assets	153,063	131,209	144,960	151,155	123,172
Short-Term Debt	5,525	411	16,593	2,095	7,188
Long-Term Obligations, net(ii)	8,762	7,972	1,937	2,333	2,779
Shareholders' Equity	79,454	75,624	62,711	86,064	61,224

i.	Our consolidated statements of operations for fiscal year 2007 have been recast to reflect the results of operations of our CIS Technical Solutions division as discontinued operations

ii.
Long-Term Obligations for the respective fiscal years ended April 30, 2011 and 2010 include $8.7 million and $8.0 million related to subordinated notes issued to OMAX pursuant to the terms of the amended Merger Agreement and the Settlement and Cross Licensing Agreement which is discussed in Note 18 - Provision for Patent Litigation and Termination of OMAX Merger Agreement to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

In this discussion and analysis, we discuss and explain our financial condition and results of operations, including:

•	Factors which might affect the comparability of our results;

•	Our earnings and costs in the periods presented;

•	Changes in earnings and costs between periods;

•	Impact of these factors on our overall financial condition;

•	Expected future expenditures for capital projects; and

•	Expected sources of cash for future operations and capital expenditures.

As you read this discussion and analysis, refer to our Consolidated Statements of Operations included in Item 8 - Financial Statements and Supplementary Data, which presents the results of our operations for the respective fiscal years ended April 30, 2011, 2010 and 2009. We analyze and explain the differences between the periods in the specific line items of our Consolidated Statements of Operations. This discussion and analysis has been organized as follows:

•	Executive Summary, including overview, business strategy and future outlook;

•	Significant matters affecting comparability that are important to understanding the results of our operations and financial condition;

•	Results of operations beginning with an overview of our results, followed by a detailed review of those results by reporting segment;

•	Financial condition addressing liquidity position, sources and uses of cash, capital resources and requirements, commitments, and off-balance sheet arrangements; and

•	Critical accounting policies which require management's most difficult, subjective or complex judgment.

Certain other statements in Management's Discussion and Analysis are forward-looking as defined in the Private Securities Litigation Reform Act of 1995. Our ability to fully implement our strategies and achieve our objective may be influenced by a variety of factors, many of which are beyond our control. These risks and uncertainties pertaining to our business are set forth in Part  I, Item 1A - Risk Factors.

Executive Summary

Overview and Outlook

We are a global technology-based manufacturing company committed to providing a world class customer experience. We offer technological leadership and exceptional waterjet performance to a wide-ranging customer base. Our versatile technology benefits many cutting and cleaning applications, delivering profitable waterjet solutions and dynamic business growth opportunities to our customers.

Fiscal 2011 Highlights

During fiscal year 2011, our consistent, positive quarterly execution in our Standard segment enabled us to return to profitability by the end of the fiscal year with strong sales performance in each quarter combined with relatively higher gross profit margins over the prior fiscal year in our Standard segment and controlled operating expenses. The overall improvement in our Standard business was partially offset by the impact of adjustments to the cost estimates related to specific projects in our Advanced segment that are nearing completion.

On an annual basis:

•	We achieved a record for annual sales from our global spare parts business at $70.4 million, a 22% growth over the prior year;

•	At $117.7 million, our Standard segment systems sales in fiscal year 2011 grew 44% over fiscal year 2010;

•
Consistent with our expectations, our Advanced segment systems sales were $28.4 million which was 17% lower than fiscal year 2010 primarily due to the timing of revenue recognition for some of our significant aerospace contracts;

•
Our overall gross profit margin was consistent at 39%, with our Standard segment gross margin returning back to normalized levels of 42%, which was partially offset by negative adjustments in original cost estimates on certain Advanced segment contracts as more experience was gained and new information obtained regarding installation constraints and customer expectations;

•	Our operating income was $4.9 million or 2% of sales compared with an operating loss of $7 million in the prior fiscal year;

•	We generated net income of $0.02 per share, marking our return to profitability since the start of the recession;

•
Our consolidated adjusted earnings before interest, tax and depreciation (“EBITDA”) was $13.7 million for fiscal year 2011, an increase of approximately $8 million over the prior year. Refer to reconciliation of Consolidated Adjusted EBITDA to Net Income set forth below.

Our improved performance during the fiscal year afforded us the opportunity to successfully amend and renew our existing credit facility for a three-year period to expire March 2, 2014, strengthening our financial position at more favorable terms to us, both in terms of the financial covenants that we need to maintain as well as lower interest rates.

Looking Ahead

We believe that we are well positioned to continue growing our business organically over the long-term by enhancing our product offerings and expanding our customer base through our global channels of distribution. We expect near-term demand to be driven by capital investment needs with modest to moderate growth in both orders and sales. We will continue to focus strongly on working capital management and cash flow generation. In addition, while we intend to continue investing in our business, it will be limited to a few specific strategic initiatives with cost control remaining a high priority to ensure sustainable profitability while maintaining our competitiveness in the markets we serve.

Reconciliation of Consolidated Adjusted EBITDA to Net Income (Loss):

	Fiscal Year Ended April 30,
	2011	2010	2009
Net Income (Loss)	$766	$(8,484)	$(23,819)
Add Back:
Depreciation and Amortization	6,302	5,725	4,343
Income Tax Provision (Benefit)	2,895	(2,844)	(8,230)
Interest Charges	1,776	2,374	1,562
Non-Cash Charges	1,758	3,380	7,273
Other (i)	242	5,724	35,736
Consolidated Adjusted EBITDA	$13,739	$5,875	$16,865

(i) Allowable Add backs Pursuant to Credit Facility Agreement

We define Consolidated Adjusted EBITDA as net income (loss), determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”), excluding the effects of income taxes, depreciation, amortization of intangible assets, interest expense, other non-cash charges, which includes such items as stock-based compensation expense, foreign currency gains or losses, and other non-cash allowable add backs pursuant to our Credit Facility Agreement.
Consolidated Adjusted EBITDA is a non-GAAP financial measure and the presentation of this non-GAAP financial measure is not intended to be considered in isolation or as a substitute for the financial information presented in accordance with GAAP. The items excluded from this non-GAAP financial measure are significant components of our financial statements and must be considered in performing a comprehensive analysis of our overall financial results. We use this measure, together with our GAAP financial metrics, to assess our financial performance, allocate resources, evaluate our overall progress towards meeting our long-term financial objectives, and assess compliance with our debt covenants. We believe that this non-GAAP financial measure is useful to investors and analysts in allowing for greater transparency with respect to the supplemental information used by us in our financial and operational decision making. Our calculation of Consolidated Adjusted EBITDA may not be consistent with calculations of similar measures used by other companies.
Matters Affecting Comparability
Our financial performance over the past few years has been driven by many factors, principally the general economic conditions within our global markets, fluctuations in the relationship of foreign currencies to the U.S. dollar, the availability of capital, product and project mix and the impact of restructuring initiatives. These key factors have impacted the comparability of our results of operations in the past and are likely to affect them in the future.

General Economic Conditions in our Global Markets

Our products and services are available worldwide. Demand for our products depends on the level of new capital investment and planned maintenance by our customers. The level of capital expenditures depends, in turn, on the general economic conditions within that market as well as access to capital at reasonable cost. The impact of the global economic downturn, which started in our third quarter of fiscal 2009 and continued into our fiscal year 2011, varied in each of the geographic markets that we serve. Our financial performance will continue to be affected by our ability to address a variety of challenges and opportunities that are a consequence of our global operations, including efficiently utilizing our global channels of distribution, manufacturing capabilities, the expansion of market opportunities, and successfully engineering innovative new product applications for end users in a variety of geographic markets. However, we believe that our geographic end markets and product diversification has and will continue to minimize the impact that any one country or economy has on our consolidated results.

Foreign Currency Fluctuations

Most of our sales in non-U.S. markets are made by subsidiaries located outside the United States. For the year ended April 30, 2011, approximately 57% of our total consolidated sales were to customers outside the United States with the majority of that being denominated in currencies other than the U.S. dollar. Consequently, currency fluctuations can have a significant impact on the translation of our international revenues and earnings into U.S. dollar amounts. During the first half of fiscal 2011, the U.S. dollar strengthened significantly against these currencies versus the comparable prior year period, negatively impacting the translation of our international revenues and earnings during that period. However, during the second half of fiscal 2011, the average exchange rates for these currencies began to improve but remained weaker than the year-ago period.
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

Product and Project Mix

Our profit margins vary in relation to the relative mix of many factors, including the segments that we serve, the type of product we sell, the geographic location in which the product is sold, the end market for which the product is designed, and the relative percentage of total revenue represented by our Standard systems, Advanced systems, aftermarket sales and services.

Launch of new Enterprise Resource Planning (“ERP”) System
We placed a new ERP system with a carrying value of $10.6 million into service at the end of the second quarter in fiscal year 2010 when it was launched in the first of our geographic locations. This ERP system is being depreciated over a useful life of five years since its launch. Full-year and partial-year depreciation expense related to this asset in the respective years ended April 30, 2011 and 2010, will impact year-over-year operating expense comparisons.

Reinstatement of Previously Reduced Wages and Suspended Employee Benefits

We responded to the global economic downturn in fiscal year 2009 by implementing permanent and temporary changes to adjust our operating costs. Some of these changes included a temporary reduction in wages or hours worked by a majority of our employees and suspension of certain employee benefits. While these temporary wage reductions and benefit suspensions helped us weather the economic downturn, they did not fit into our long-term strategy of attracting and retaining skilled and knowledgeable employees. As we started to see improvement in our overall business and the economy in general, we reinstated these wages and employee benefits using a phased in approach starting in the third quarter of fiscal year 2010 and completed full reinstatement by the end of the third quarter of fiscal year 2011. Furthermore, in the latter part of fiscal year 2011, we started to make strategic investments in our business, including our employees. These reductions in operating costs, subsequent reinstatement of some of these costs and investments in our business impact year-over-year comparability of our operating expenses.

Restructuring and Other Operating Charges

Certain of the initiatives discussed above, were to improve our cost structure, better utilize overall capacity and improve general operating efficiencies. These changes were permanent in nature and constituted restructuring activities. During the respective years ended April 30, 2010 and 2009, we recorded net charges of $1.0 million and $3.1 million related to these restructuring activities.

Further in fiscal year 2009, we expensed $3.8 million of previously deferred direct transaction costs which had been capitalized as part of the contemplated acquisition cost of OMAX.

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

•
A cash payment of $6 million in March 2009 paid directly to an existing escrow account with OMAX, increasing the escrow amount from $9 million to a total of $15 million as a part of the execution of the Agreement; and

•
In the event the merger would have been consummated by August 15, 2009, the entire amount would have been applied towards the $75 million purchase price. However, in the event the merger would not have been consummated by August 15, 2009, the $15 million held in escrow was to be released to OMAX on August 16, 2009 and we were to issue a promissory note in the principal amount of $6 million to OMAX for the remaining balance on the $29 million settlement amount.

(2) An amendment to the existing Merger Agreement which provided for the following:

•	A non-refundable cash payment of $2 million to OMAX for the extension of the closing of the merger from March 31, 2009 to August 15, 2009 - with closing at our option; and

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

Discontinued Operations

In fiscal year 2009, we were notified by the purchaser of our Avure Business (“Purchaser”), which was reported as a discontinued operation for the year ended April 30, 2006, that the Swedish Tax Authority was conducting an audit which included periods during the time that we owned the subsidiary. Pursuant to an agreement with the Purchaser, we had made commitments to indemnify various liabilities and claims, including any tax matters when it owned the business. The Swedish tax authority concluded its audit and issued a final report in November 2009 initially asserting that Avure owes 19.5 million Swedish Krona in additional taxes, penalties and fines. In April 2010, we filed an appeal to contest the findings by the Swedish Tax Authority. Since the filing of our appeal, we have had on-going dialogue with the Swedish tax authorities throughout the year and we will continue to contest the findings. We recorded a charge in fiscal year 2010 related to the periods during which we owned Avure, which was accounted for as an adjustment to the loss on the disposal of the Avure Business and is reported as a charge to discontinued operations in our Consolidated Statement of Operations. As of April 30, 2011, we have an accrued liability of approximately $1.4 million related to the Avure matter. The balance of the accrued liability will fluctuate period over period with changes in foreign currency rates until such time as the matter is ultimately resolved.

In fiscal year 2009, we shut down our CIS division, which provided technical services to improve the productivity of automated assembly lines and would have been reported as part of our Advanced segment. Accordingly, we recast all periods presented to reflect this division's results as discontinued operations.

Results of Operations

Consolidated

				2011 vs 2010		2010 vs 2009
	Fiscal Year Ended April 30,			Increase (Decrease)		Increase (Decrease)
	2011	2010	2009	$	%	$	%
	(In thousands)
Sales	$216,524	$173,749	$210,103	$42,775	25%	$(36,354)	(17)%
Gross Margin	84,461	67,767	88,328	16,694	25%	(20,561)	(23)%
Selling, General, and Administrative Expenses	79,574	70,545	79,320	9,029	13%	(8,775)	(11)%
Provision for Patent Litigation	—	—	29,000	—	NM	(29,000)	NM
Goodwill Impairment	—	—	2,764	—	NM	(2,764)	NM
Restructuring and Other Operating Charges, net	—	4,222	6,878	(4,222)	(100)%	(2,656)	(39)%
Operating Income (Loss)	4,887	(7,000)	(29,634)	11,887	170%	22,634	76%

Expressed as a % of Sales:
Gross Margin	39%	39%	42%		—		(300) bpts
Selling, General, and Administrative Expenses	37%	41%	38%		(400) bpts		300 bpts
Provision for Patent Litigation	—%	—%	14%		NM		NM
Goodwill Impairment	—%	—%	1%		NM		NM
Restructuring and Other Operating Charges, net	—%	2%	3%		NM		NM
Operating Income (Loss)	2%	(4)%	(14)%		NM		NM

bpts = basis points
NM = not meaningful
				2011 vs 2010		2010 vs 2009
	Fiscal Year Ended April 30,			Increase (Decrease)		Increase (Decrease)
	2011	2010	2009	$	%	$	%
	(In thousands)
System Sales	$146,152	$116,132	$145,944	$30,020	26%	$(29,812)	(20)%
Consumable Parts Sales	70,372	57,617	64,159	12,755	22%	(6,542)	(10)%
	$216,524	$173,749	$210,103	$42,775	25%	$(36,354)	(17)%

Segment Results of Operations

We report our operating results to our Chief Executive Officer, who is our chief operating decision maker, based on market segments which is consistent with management's long-term growth strategy. Our reportable segments are Standard and

Advanced. The Standard segment includes sales and cost of sales related to our cutting surface preparation and cleaning systems using ultrahigh-pressure water pumps as well as parts and services to sustain these installed systems. Systems included in this segment do not require significant custom configuration. The Advanced segment includes sales and cost of sales related to our complex aerospace and automation systems which require specific custom configuration and advanced features, including robotics, to match unique customer applications as well as parts and services to sustain these installed systems.

Segment results in fiscal year 2011 and 2010 were measured based on revenue growth and gross margin. Previously, segment operating results were measured based on revenue growth, gross margin and operating income (loss). We have revised prior period comparable segment presentation to reflect this change in measurement of segment results by our chief operating decision maker.

This section provides a comparison of net sales and gross margin for each of our reportable segments for the last three fiscal years. For further discussion on our reportable segments, refer to Note 17 - Business Segments and Geographic Information of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data.

Standard Segment

				2011 vs 2010		2010 vs 2009
	Fiscal Year Ended April 30,			Increase (Decrease)		Increase (Decrease)
	2011	2010	2009	$	%	$	%
	(In thousands)
Sales	$187,887	$137,514	$181,132	$50,373	37%	$(43,618)	(24)%
% of total company sales	87%	79%	86%		NM		NM
Gross Margin	78,321	56,097	79,869	22,224	40%	(23,772)	(30)%
Gross Margin as % of sales	42%	41%	44%		100 bpts		(300) bpts

bpts = basis points
NM = not meaningful

Fiscal year 2011 compared to fiscal year 2010

Sales in our Standard segment increased $50.4 million or 37% over the prior year. This increase was driven by significant improvements in system sales volume across all geographies as the global economic environment improved and businesses increased capital spending. The most notable improvements were in North America and Europe, as business spending in these two regions increased to support growing economic activity. The North American and European regions had a combined increase in system sales of $24.2 million, or 40% in fiscal year 2011 when compared to the prior year. Consumable parts revenue for the Standard segment also increased by $14.5 million or 26% in fiscal year 2011 on higher system sales volume and improved system utilization by our customers with all geographies reporting double digit growth over the prior fiscal year. North America and Europe also led the increase in consumable spare parts revenue for a combined increase of $7.8 million or 19% when compared to the prior year. Excluding the impact of foreign currency changes, sales in Standard segment increased $50.3 million or 37% in fiscal year 2011 compared to the prior year.

Gross margin in fiscal year 2011 was $78.3 million or 42% of sales compared to $56.1 million or 41% of sales in the prior year. The improvement in our margins over the prior year was primarily attributable to product mix. Generally, comparisons of gross margin rates in this segment will vary period over period based on changes in our product sales mix and prices and levels of production volume.

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

Gross margin in fiscal year 2010 was $56.1 million or 41% of sales compared to $79.9 million or 44% of sales in the prior year. Generally, comparison of gross margin rates in this segment will vary period over period based on changes in our product sales mix and prices, and levels of production volume. The 300 basis point decline in our margins in fiscal year 2010 was primarily attributable to a greater mix of lower margin systems versus the prior year as well as lower fixed-cost absorption and inefficiencies due to lower production rates particularly during the first half of the current fiscal year.

Advanced Segment

In fiscal year 2009, we shut down our CIS Technical Solutions division (“CIS division”) which provided technical services to improve the productivity of automated assembly lines. Technical services provided included robot programming, process improvement, systems integration and production support for which sales and related expenses would have been presented as part of our Advanced segment. The results of this segment have been presented as discontinued operations for the year ended April 30, 2009.

				2011 vs 2010		2010 vs 2009
	Fiscal Year Ended April 30,			Increase (Decrease)		Increase (Decrease)
	2011	2010	2009	$	%	$	%
	(In thousands)
Sales	$28,637	$36,235	$28,971	$(7,598)	(21)%	$7,264	25%
% of total company sales	13%	21%	14%		NM		NM
Gross Margin	6,140	11,670	8,459	(5,530)	(47)%	3,211	38%
Gross Margin as % of sales	21%	32%	29%		(1100) bpts		300 bpts

bpts = basis points
NM = not meaningful

Fiscal year 2011 compared to fiscal year 2010

In fiscal year 2011, sales in our Advanced segment decreased $7.6 million or 21%. The decrease was primarily due to the timing of revenue recognition for some of our significant aerospace contracts that were in the production phase during the comparative prior year. During the current fiscal year, a significant number of these aerospace contracts were in the installation phase and are expected to be completed in the first half of fiscal year 2012.

Gross margin in fiscal year 2011 amounted to $6.1 million or 21% of sales compared to $11.7 million or 32% of sales in the prior year. The decrease in gross margin as a percentage of sales when compared to the prior year is attributable to adjustments in original cost estimates on certain aerospace contracts during fiscal year 2011 as more experience was gained and new information obtained regarding installation constraints and customer expectations. The revised cost estimates amounted to $3.4 million, representing an amount valued at less than 10% of the total value of the contracts involved. This resulted in an adjustment in the current year, lowering overall margin for the year ended April 30, 2011.

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

Gross margin in fiscal year 2010 amounted to $11.7 million or 32% of sales compared to $8.5 million or 29% of sales in the prior year. The improvement in gross margin as a percentage of sales when compared to the prior year was attributable to improved contract pricing as well as continued labor and material efficiencies from consolidating the manufacturing for all our advanced systems in our Jeffersonville, Indiana facility.

Selling, General and Administrative Expenses

				2011 vs 2010		2010 vs 2009
	Fiscal Year Ended April 30,			Increase (Decrease)		Increase (Decrease)
	2011	2010	2009	$	%	$	%
	(In thousands)
Sales and Marketing	$45,359	$37,259	$41,170	$8,100	22%	$(3,911)	(9)%
Research and Engineering	10,074	8,104	8,644	1,970	24%	(540)	(6)%
General and Administrative	24,141	25,182	29,506	(1,041)	(4)%	(4,324)	(15)%
Total Operating Expenses	$79,574	$70,545	$79,320	$9,029	13%	$(8,775)	(11)%

Fiscal year 2011 compared to fiscal year 2010

Our consolidated operating expenses decreased 400 basis points as a percentage of sales when compared to fiscal year 2010. However, in total dollars our consolidated operating expenses for the year ended April 30, 2011 increased $9.0 million from fiscal year 2010. The increases were primarily as a result of the following:

•	higher commission expense of $2.7 million on improved sales volume in all geographies and increased sales through our indirect channels;

•
an increase of $1.9 million as a result of the reinstatement of previously reduced wages and suspended employee benefits in the latter half of fiscal year 2010 and into the first half of fiscal year 2011, as well as incremental investments in our employees in the last quarter of fiscal year 2011;

•	the timing of investments for new product development which increased $1.6 million over the prior year comparative period;

•	increased marketing and related travel expense of $1.1 million due to the timing and activity of tradeshows and the generation of customer leads; and

•	additional depreciation expense of $0.4 million related to our new ERP system which was placed into service in October of fiscal year 2010.

Fiscal year 2010 compared to fiscal year 2009

Our consolidated operating expenses decreased by $8.8 million or 11% when compared to fiscal year 2009. This decrease was primarily as a result of the following:

•
the successful implementation of cost cutting initiatives including reduction in staffing levels, temporary wage reductions and benefit suspension for part of fiscal year 2010, which resulted in a decrease of $3.9 million;

•	lower commission expense of $0.6 million based on lower sales volume;

•	timing of investments for new product development which decreased $0.7 million; and

•	lower professional fees for consulting of $4.6 million based on the deferral of various projects during the fiscal year.

These reductions were offset by an increase in costs related to depreciation expense of $1.2 million for our new ERP system which was placed into service in the second quarter of fiscal year 2010.

Interest Income (Expense), net

				2011 vs 2010		2010 vs 2009
	Fiscal Year Ended April 30,			Increase (Decrease)		Increase (Decrease)
	2011	2010	2009	$	%	$	%
	(In thousands)
Interest Income	$106	$252	$494	$(146)	(58)%	$(242)	(49)%
Interest Expense	(1,776)	(2,374)	(1,562)	(598)	(25)%	812	52%
Net Interest Income (Expense)	$(1,670)	$(2,122)	$(1,068)	$(452)	(21)%	$1,054	99%

Our interest income was $0.1 million, $0.3 million, and $0.5 million for the respective fiscal years ended April 30, 2011, 2010, and 2009. The sequential declines in fiscal years 2011 and 2010 were mainly the result of lower average cash balances and interest rates on highly liquid cash and cash equivalents.

Our interest expense primarily consists of imputed interest on two subordinated notes that carry a below market interest rate, amortization of deferred financing fees and interest charges on the used and unused portion of our Credit Facility, as well as outstanding letters of credit. The decrease in interest expense compared to fiscal year 2010 is primarily due to lower average balances outstanding on our Credit Facility, as well as lower balances in outstanding standby letters of credit. In addition, fiscal year 2010 included a $0.3 million write-off of deferred financing fees as a result of reducing our available borrowing capacity by 50%. Interest expense in fiscal year 2010 increased over fiscal year 2009 primarily due to imputed interest of $0.7 million related to the two subordinated notes. Interest charged on outstanding balances on our Credit Facility as well on outstanding standby letters of credit in fiscal year 2010 was comparable to fiscal year 2009.

Other Income (Expense), Net

Our Other Income (Expense), net in the Consolidated Statement of Operations is comprised of the following:

				2011 vs 2010		2010 vs 2009
	Fiscal Year Ended April 30,			Increase (Decrease)		Increase (Decrease)
	2011	2010	2009	$	%	$	%
	(In thousands)
Realized Foreign Exchange Gains (Losses), net	$177	$(1,215)	$74	$1,392	NM	$(1,289)	NM
Unrealized Foreign Exchange Gains (Losses), net	412	66	(1,571)	346	NM	1,637	NM
Other	97	38	883	59	NM	(845)	(96)%
Other Income (Expense), net	$686	$(1,111)	$(614)	$1,797	NM	$497	81%

During the fiscal year ended April 30, 2011, we recorded net Other Income of $0.7 million, compared to net Other Expense of $1.1 million and $0.6 million for the respective fiscal years ended April 30, 2010 and 2009. During fiscal year 2010, we recorded a $1.3 million foreign currency translation adjustment related to the liquidation of two dormant subsidiaries as a realized foreign exchange loss. This non-cash charge was previously recorded as an unrealized foreign exchange loss in our currency translation account as a component of other comprehensive income. In the fourth quarter of fiscal year 2009, management determined that payment of certain intercompany balances by its foreign subsidiaries would not be required in the foreseeable future. Accordingly, we began to recognize unrealized gains and losses related to these intercompany balances whose settlement was not planned or anticipated in the foreseeable future as a component of other comprehensive income which accounts for the majority of the comparative change in its unrealized net foreign exchange losses from fiscal year 2010 to fiscal year 2009. The remainder of the changes in other income and expense primarily resulted from fluctuations in realized and unrealized foreign exchange gains and losses on revaluation of third party and intercompany settled and unsettled balances whose payment is anticipated in the foreseeable future.

Miscellaneous other income in fiscal year 2009 included royalty income of $0.4 million, net of settlement costs of $0.5 million, from the license of certain patents and $0.3 million from a stockholder in settlement of a claim under Section 16(b) of the Exchange Act.

Income Taxes

Our (benefit)/provision for income taxes for our continuing operations over the last three years consisted of:

				2011 vs 2010		2010 vs 2009
	Fiscal Year Ended April 30,			Increase (Decrease)		Increase (Decrease)
	2011	2010	2009	$	%	$	%
	(In thousands)
Current Tax Expense (Benefit)	$1,139	$1,206	$1,470	$(67)	(6)%	$(264)	(18)%
Deferred Tax Expense (Benefit)	1,756	(4,050)	(9,700)	5,806	NM	(5,650)	(58)%
Total Tax Expense (Benefit)	$2,895	$(2,844)	$(8,230)	$5,739	NM	$(5,386)	(65)%

We recognize a net deferred tax asset for items that will generate a reduction in future taxable income to the extent that it is “more likely than not” that these deferred assets will be realized. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the period in which the tax benefit will be realized. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which the tax benefit will be realized. In determining the realizability of these assets, we considered numerous factors, including historical profitability, estimated future taxable income and the industry in which we operate. At April 30, 2011, the recorded amount of our deferred tax assets was $21.7 million, net of valuation allowance on certain foreign and domestic NOLs.

Our foreign tax provision consists of current and deferred tax expense (benefit). The United States tax provision consists of current and deferred tax expense (benefit), state taxes and foreign withholding taxes. With the exception of certain of our subsidiaries, it is our general practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations. As of April 30, 2011, we had not made a provision for U.S. or additional foreign withholding taxes of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries with the exception of our subsidiaries in Taiwan, Japan, and Switzerland for which we provide deferred taxes. During fiscal 2011, we repatriated a total of $1.9 million from one foreign subsidiary that was deemed to be a dividend for tax reporting purposes.

During the respective fiscal years 2010 and 2009, we repatriated a total of $0.2 million and $1.6 million, net of tax of less than $0.1 million and $0.3 million from foreign subsidiaries. In addition, in fiscal year 2009 we recorded a $0.3 million liability for withholding taxes payable on future repatriation of foreign earnings.

Liquidity and Capital Resources

Sources of Cash

Historically, our most significant sources of financing have been funds generated by operating activities, available cash and cash equivalents and available funds from our credit facilities. From time to time, we have borrowed funds from our available revolving credit facilities and have raised funds through the sale of common stock.

Cash Generated by Operating Activities

Cash generated by operating activities for the respective fiscal years ended April 30, 2011 and 2010 was $2.9 million and $3.8 million compared to cash used in operating activities of $6.5 million for the fiscal year ended April 30, 2009. Changes in our working capital resulted in a net use of cash of $14.1 million, $2.8 million, and $23.3 million for the respective fiscal years ended April 30, 2011, 2010, and 2009. The changes in working capital are attributable to the timing of inventory purchases and collection of accounts receivable, purchases and payments to vendors, and deferred revenue and customer deposits due to the timing of contract awards and shipments to customers. Further, fiscal year 2009 use of cash included a cash payment of $8.0 million to OMAX to fund a portion of a patent litigation settlement.

Available Cash and Cash Equivalents

At April 30, 2011 we had total cash and cash equivalents of $9.1 million. To the extent that our cash needs in the

U.S. exceed our cash reserves and availability under our Credit Facility, we may repatriate cash from certain of our foreign subsidiaries, however, this could be limited by our ability to repatriate such cash in a tax efficient manner. We believe that our existing cash and cash equivalents as of April 30, 2011, anticipated revenue and funds generated from our operations, and financing available under our existing credit facilities will be sufficient to fund our operations for at least the next twelve months. However, in the event there are changes in our expectations or circumstances, we may need to raise additional funds through public or private debt or sale of equity to fund our operations.

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

Refer to Part I, Item 1A - Risk Factors for a discussion of the risks and uncertainties pertaining to our business and industry.

Credit Facilities

We amended our existing Senior Credit Facility Agreement during the fourth quarter of fiscal year 2011, set to mature on June 10, 2011, and entered into a new three-year Credit Facility Agreement which will mature March 2, 2014. Based on anticipated working capital needs, we reduced our total commitment under the new credit facility to $25.0 million. The new agreement provides us with more favorable terms, both in terms of the financial covenants required to be maintained, as well as lower interest rates.

Maximum Consolidated	Minimum Fixed Charge
Leverage Ratio (i)	Coverage Ratio (ii)
2.75x	1.75x
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

The financial covenants are measured on a quarterly basis. Our leverage ratio and fixed charge coverage ratio were 0.57 and 17.2 for the three month period ended April 30, 2011. Our calculations of these financial ratios are reported in Exhibit No. 99.1 of this Annual Report on Form 10-K. A violation of any of the covenants above would result in an event of default and accelerate the repayment of all unpaid principal and interest and the termination of any letters of credit. All of our domestic assets and certain interests in some foreign subsidiaries are pledged as collateral under the three-year Credit Facility Agreement. We were in compliance with all our financial covenants as of April 30, 2011.

Interest on the Credit Facility is based on the bank’s prime rate or LIBOR rate plus a percentage spread between 0.00% and 2.25% depending on whether it uses the bank’s prime rate or LIBOR rate and based on our current leverage ratio. The Company also pays an annual letter of credit fee ranging from 1.25% to 2.25% of the amount available to be drawn under each outstanding stand-by letter of credit. The annual letter of credit fee is payable quarterly in arrears and varies depending on the Company's leverage ratio.

As of April 30, 2011, we had $17.2 million available under our Credit Facility, net of $5.5 million in outstanding borrowings, bearing interest at 3.25% per annum, and outstanding letters of credit of $2.3 million.

There were no outstanding balances under our unsecured Taiwan credit facilities as of April 30, 2011. The total unsecured commitment for the Taiwan credit facilities totaled $3.1 million at April 30, 2011, bearing interest at 2.4% per annum.

We expect to be in compliance with our covenants pursuant to the Credit Facility Agreement for at least the next twelve months. However, in the event that there is a possibility of default, we may institute cost reductions; raise additional funds through public or private debt or sale of equity; possibly seek further amendments to our Credit Facility Agreement or a combination of these items. Refer to Part I, Item 1A - Risk Factors for discussion of the risks and uncertainties pertaining to our business and industry.

Other Sources of Cash

In September 2009, we consummated the sale of our building in Hsinchu, Taiwan for $4.7 million and simultaneously entered into an asset lease agreement for an insignificant portion of the building which was treated as an operating lease. This sale concluded our efforts to consolidate our manufacturing activities. We generated net cash proceeds of approximately $0.6 million from the sale of the building, after paying off closing costs, the outstanding balances on the two unsecured credit facilities in Taiwan, and the outstanding mortgage, which aggregated to $4.1 million as of April 30, 2009.

Uses of Cash

Capital Expenditures

Our capital spending plans currently provide for outlays ranging from approximately $6 million to $8 million over the next twelve months, primarily related to the completion of Enterprise Resource Planning system and other information technology related projects, patent and trademark maintenance, and production equipment. It is expected that funds necessary for these expenditures will be generated internally or from available financing. To the extent that funds cannot be generated through operations or we are unable to obtain financing on reasonable terms, we will reduce our capital expenditures accordingly. Our capital spending for the each of the respective fiscal years ended April 30, 2011, 2010, and 2009 amounted to $3.5 million, $10.0 million, and $8.9 million. Capital expenditures primarily consist of investments in our Enterprise Resource Planning system, information technology infrastructure and enhancements to our manufacturing facilities to improve efficiency.

Other Strategic Investments

In fiscal year 2009, we entered into an equity purchase agreement in which we acquired a minority interest in Dardi International (“Dardi”), a waterjet manufacturer based in China, for $2 million in cash. Additionally, we incurred $1.7 million in direct costs attributed to the acquisition. We accounted for the $3.7 million investment in Dardi using the cost method. This investment has been classified as an Other Long-Term Asset on the Consolidated Balance Sheets.

We made the decision to terminate our option to acquire OMAX in fiscal year 2010 following a thorough investigation of financing alternatives to complete the merger and unsuccessful attempts to negotiate a lower purchase price. Refer to Note 18 - Provision for Patent Litigation and Termination of OMAX Merger Agreement of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data for further details on the contemplated merger with OMAX including the execution of a Settlement and Cross Licensing Agreement with OMAX for $29 million payable to OMAX, of which $23 million had been funded as of April 30, 2009.

Borrowings and Repayment of Notes Payable and Other Debt

For the respective fiscal years ended April 30, 2011 and 2009 we had net borrowings on our Credit Facility of $5.2 million and $13.0 million compared to a net repayment of $12.7 million for the fiscal year ended April 30, 2010. Activity on our Credit Facility will fluctuate to augment our working capital needs. In addition, we also had net repayments of long-term obligations and other debt of less than $0.1 million and $5.6 million for the respective fiscal years ended April 30, 2011 and 2010 compared to net borrowings of $1.5 million for the fiscal year ended April 30, 2009.

Disclosures about Contractual Obligations and Commercial Commitments

The following table summarizes our known future payments pursuant to certain contracts as of April 30, 2011 and the estimated timing thereof. More detail about our contractual obligations and commercial commitments are in Note 7 - Notes Payable and Note 8 - Commitments and Contingencies of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data.

	Payment by Fiscal Year
	2012	2013	2014	2015	2016	Thereafter	Total
	(In thousands)
Operating Leases	$2,909	$2,044	$724	$616	$606	$647	$7,546
Long-term Debt, Notes Payable & Capital Leases	26	8	10	11	9	—	64
Interest on Long-term Debt and Notes Payable	24	—	—	—	—	—	24
Purchase Commitments (i)	10,661	—	—	—	—	—	10,661
Subordinated Notes (ii)	—	—	10,824	—	—	—	10,824
Liabilities related to Unrecognized Tax benefits, including Interest and Penalties (iii)	—	—	—	—	—	9,796	9,796
Total	$13,620	$2,052	$11,558	$627	$615	$10,443	$38,915

i.
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

ii.
Subordinated promissory notes with an aggregate face value of $10 million issued to OMAX in fiscal year 2010. Refer to Note 18 - Provision for Patent Litigation and Termination of OMAX Merger Agreement of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data for further detail.

iii.
We have unrecognized tax benefits of $9.8 million associated with uncertain tax positions as of April 30, 2011. This potential liability may result in cash payments to tax authorities. The timing of payments related to these obligations is uncertain; however, none of this amount is expected to be paid within the next twelve months.

Off-Balance Sheet Arrangements

As of April 30, 2011, the Company had letter-of-credit reimbursement agreements totaling $2.3 million compared to $4.6 million at April 30, 2010. These letter-of-credit agreements relate to performance on contracts with our customers and vendors.

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

Our significant accounting policies are summarized in Note 1 - The Company and Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data. Management identifies its most critical accounting policies as those that are the most pervasive and important to the portrayal of the Company's financial position and results of operations, and that require the most difficult, subjective and/or complex judgments by management regarding estimates that are inherently uncertain.

Accounting Policy	Judgments/Uncertainties Affecting Application

Impairment of Long Lived Assets	-	Judgment about triggering events
	-	Recoverability of investments through future operations
	-	Estimated useful lives of assets
	-	Estimates of future cash flows
Valuation of Deferred Tax Assets and Uncertain Tax Positions	-	Ability of tax authority decisions to withstand legal challenges and appeals
	-	Anticipated future decisions of tax authorities
	-	Application of tax statutes and regulations to transactions
	-	Ability to utilize tax benefits through carrybacks to prior periods and carryforwards to future periods
Contingencies	-	Judgment about likelihood of event(s) occurring
	-	Estimated financial impact of event(s)
	-	Regulatory and political environments and requirements
Revenue Recognition	-	Judgment regarding fair value in multiple element arrangements
	-	Estimates about anticipated contract costs and progress made towards the completion of projects
Allowance for Doubtful Accounts	-	Judgment regarding the amount of probable credit loss on existing receivables
Inventory Reserves	-	Judgment regarding inventory aging, forecasted consumer demand, the promotional environment and technological obsolescence
	-	Application of judgment regarding historical results and current inventory loss trends
Warranty Liability	-	Judgment regarding historical experience to estimate future liability
Cost Method Investments	-	Judgment about fair value
	-	Recoverability of investments
Impairment of Long Lived Assets

We routinely consider whether indicators of impairment are present for our long-lived assets, which consist of property and equipment, particularly our manufacturing equipment, and patents subject to amortization. Factors we consider include, but are not limited to, significant underperformance relative to historical or projected operating results; significant changes in the manner of use of long-lived assets or the strategy for the overall business; and significant negative industry or economic trends. If such indicators are present, we determine whether the sum of the estimated undiscounted cash flows attributable to the asset group in question is less than their carrying value. For purposes of impairment testing, long-lived assets are grouped at the component level, which for us is by regional locations, as this is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If the sum of the undiscounted cash flows attributable to the asset group is less than the carrying value of the asset group, an impairment loss is recognized based on the excess of the carrying value of the asset group over its respective fair value. Fair value is determined by discounting estimated future cash flows, appraisals or other methods deemed appropriate. If the asset group determined to be impaired is to be held and used, we recognize an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset group is less than the assets' carrying value. The fair value of the assets then becomes the assets' new carrying value, which is depreciated over the remaining estimated useful life of the assets.

We concluded that there were no long-lived assets impairment indicators in each of the fiscal years ended April 30, 2011 and 2010. We will continue to monitor circumstances and events in future periods to determine whether asset impairment testing is warranted based on the existence of one or more of the above impairment indicators.

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

As of April 30, 2011, we had approximately $56.4 million of domestic net operating loss and $36.8 million of state net operating loss carryforwards to offset certain earnings for federal and state income tax purposes. These net operating loss carryforwards expire between fiscal year 2023 and fiscal year 2031. Net operating loss carryforwards in foreign jurisdictions amount to $47.1 million. A valuation allowance of $29.5 million has been provided against these net operating loss carryforwards in certain of our foreign jurisdictions as realization of the tax benefit in those jurisdictions is uncertain. Most of the foreign net operating losses can be carried forward indefinitely, with certain amounts expiring between fiscal years 2014 and 2017. The federal, state and foreign net operating loss carryforwards per the income tax returns filed include uncertain tax positions taken in prior years. Due to the application of ASC 740, the net operating loss carryforwards per the income tax returns are larger than the net operating loss carryforwards considered more likely than not to be realized in recognizing deferred tax assets for consolidated financial statement purposes. We also have a capital loss carryover of $1.4 million, for which we provide a valuation allowance, that expires after 2016. Utilization of net operating losses may be subject to limitation due to ownership changes and other limitations provided by the Internal Revenue code and similar state provisions. If such a limitation applies, the net operating loss may expire before full utilization.

Our income tax returns are periodically audited by domestic and foreign tax authorities. These audits include questions regarding our filing tax positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities.

Contingencies
At any time, we may be involved in legal proceedings or other claims and assessments arising in the normal course of business. Our policy is to routinely assess the likelihood of any adverse judgments or outcomes related to these matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is based on historical experience and/or after analysis of each known issue. We record reserves related to these matters for which it is probable that a loss has been incurred and the range of such loss can be estimated. With respect to other matters, management has concluded that a loss is only reasonably possible or remote and, therefore, no liability is recorded. Management discloses the facts regarding material matters assessed as reasonably possible and potential exposure, if determinable. Costs incurred defending claims are expensed as incurred. As of April 30, 2011, we have accrued our estimate of the probable liabilities for the settlement of these claims. Refer to Note 8 - Commitments and Contingencies of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data.

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

We recognize revenue for sales of ultrahigh-pressure waterjet pumps, consumables, and services, and billing for freight charges, in accordance with ASC 605, Revenue Recognition , (“ASC 605”). Additionally, because FlowMaster TM software, our PC-based waterjet control, is essential to the functionality of the Company's waterjet systems, the Company recognizes revenue on sales of waterjet systems in accordance with ASC 985, Software . Specifically, for our waterjet systems that do not require significant modification or customization, the Company recognizes revenue when persuasive evidence of an arrangement exists, title and risk of loss have passed to the customer, the price is fixed or determinable, and collectibility is reasonably assured, or probable in the case of sale of waterjet systems.

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

For complex aerospace and automation systems designed and manufactured to buyers' specification, the Company recognizes revenue using the percentage of completion method. Typical lead times can range from 12 to 24 months for these systems. Sales and profits on such contracts are recorded based on the ratio of total actual incurred costs to date to the total estimated costs for each contract (the “cost-to-cost” method). Management reviews these estimates as work progresses and the effect of any change in cost estimates is reflected in the calculation of the expected margin and the percent complete. Accounting for the profit on a contract requires (1) the total contract value, (2) the estimated total cost to complete which is equal to the sum of the actual incurred costs to date on the contract and the estimated costs to complete the scope of work, and (3) the measurement of progress towards completion. The estimated profit or loss on a contract is equal to the difference between the contract value and the estimated total cost to completion. If the contract is projected to create a loss, the entire estimated loss is recognized in the period such loss first becomes known. Adjustments to original estimates may be required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. For contract modifications supported by a change in contract price, profit on such contract modifications are only recognized upon receipt of a signed contract amendment and only in the proportion of such contract's progress towards completion. For modifications not supported by a change in contract price, those additional costs are treated as contract costs and charged to expense in the proportion of such contract's progress towards completion. A number of internal and external factors affect our cost of sales estimates, including material costs, labor rates and efficiency variances and installation and testing requirements. While webelieve that our historical experience provides a sound basis for our estimates, changes in the customer's requirements, design or other changes in the specifications, or in the timing of delivery and installation may affect the timing of revenue related to, or the gross margin on, a system if they are substantially different from what was anticipated. The complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent with the application of the percentage of completion method affect the amounts reported in our financial statements.

Shipping revenues and expenses are recorded in revenue and cost of goods sold, respectively.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is our best estimate of the amount of probable credit losses on existing receivables. We estimate the allowance based on the age of the related receivables, knowledge of the financial condition of our customers, review of historical receivables and reserve trends and other relevant information. Account balances are charged against the allowance when management determines that it is probable the receivable will not be recovered.

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

Warranty Liability

Products are warranted to be free from material defects for a period of at least one year from the date of installation. Warranty obligations are limited to the repair or replacement of products. Warranty liability is recorded at time of the sale. Flow's warranty accrual is reviewed quarterly by management for adequacy based upon recent shipments and historical warranty experience. Credit is issued upon receipt of the returned goods, or, if material, at the time of notification and approval.

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

Recently Issued Accounting Pronouncements

Refer to Note 2 - Recently Issued Accounting Pronouncements of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, for a discussion of recently issued accounting developments.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The types of market risk we are exposed to in our normal business activities are interest rate risk and currency exchange risk.

Interest Rate Risk

We are exposed to fluctuations in interest rates through our issuance of fixed rate and variable rate debt. At April 30, 2011, we had $5.5 million in interest bearing debt, all of which was related to borrowings under our Credit Facility Agreement. Interest on the Credit Facility is based on the bank's prime rate or LIBOR rate plus a percentage spread between 0.00% and 2.25% depending on whether we use the bank's prime rate of LIBOR rate and based on our current leverage ratio. The Company also pays an annual letter of credit fee ranging from 1.25% to 2.25% of the amount available to be drawn under each outstanding stand-by letter of credit. The annual letter of credit fee is payable quarterly in arrears and varies depending on the Company's leverage ratio. Refer to Note 7 - Notes Payable of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, for additional contractual information on our notes payable. As of April 30, 2011, a 10% change in variable interest rates would not result in a material change in interest expense on a rolling twelve-month basis. At April 30, 2011, we had no derivative instruments to offset the risk of interest rate changes. We may choose to use derivative instruments, such as interest rate swaps, caps, collars and put or call options, to manage the risk associated with interest rate changes in future periods.

Foreign Currency Exchange Rate Risk

We transact business in a number of countries around the world and as a result are exposed to changes in foreign currency exchange rates. Costs in some countries are incurred, in part, in currencies other than the applicable functional currency. Our non-U.S. operations account for approximately 57% of consolidated revenue. Based on our results for the year ended April 30, 2011 for our foreign subsidiaries, a hypothetical 10% favorable and unfavorable change in foreign currency exchange rates would have affected our annualized foreign-currency-denominated operating results by approximately $5.0 million. Our consolidated financial position and cash flows could be similarly impacted. We may from time to time selectively utilize forward exchange rate contracts which we may or may not designate as cash flow hedges to protect against the adverse effect exchange rate fluctuations may have on foreign currency denominated accounts receivable and accounts payable (both trade and inter-company).

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements are filed as a part of this report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Flow International Corporation
Kent, Washington

We have audited the accompanying consolidated balance sheets of Flow International Corporation and subsidiaries (the "Company") as of April 30, 2011 and 2010, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended April 30, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Flow International Corporation and subsidiaries as of April 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of April 30, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 23, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Seattle, Washington
June 23, 2011

FLOW INTERNATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)

	April 30,
	2011	2010
ASSETS
Current Assets:
Cash and Cash Equivalents	$9,096	$6,367
Restricted Cash	1,766	639
Receivables, net	47,082	35,749
Inventories, net	28,609	22,503
Other Current Assets	11,539	8,837
Total Current Assets	98,092	74,095
Property and Equipment, net	19,104	21,769
Intangible Assets, net	4,738	4,504
Deferred Income Taxes, net	25,171	26,330
Other Long-Term Assets	5,958	4,511
Total Assets	$153,063	$131,209

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes Payable	$5,500	$350
Current Portion of Long-Term Obligations	25	61
Accounts Payable	17,363	15,306
Accrued Payroll and Related Liabilities	7,080	5,938
Taxes Payable and Other Accrued Taxes	2,378	1,329
Deferred Revenue and Customer Deposits	13,317	10,146
Other Accrued Liabilities	11,298	9,052
Total Current Liabilities	56,961	42,182
Deferred Income Taxes	5,711	3,856
Subordinated Notes	8,723	7,954
Other Long-Term Liabilities	2,214	1,593
Total Liabilities	73,609	55,585

Commitments and Contingencies
Shareholders’ Equity:
Series A 8% Convertible Preferred Stock, $.01 par value, 1,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $.01 par value, 84,000 shares authorized; 47,378 and 46,927 shares issued and outstanding	469	465
Capital in Excess of Par	161,741	159,605
Accumulated Deficit	(79,121)	(79,887)
Accumulated Other Comprehensive Income (Loss):
Defined Benefit Plan Obligation, net of income tax	(68)	9
Cumulative Translation Adjustment, net of income tax	(3,567)	(4,568)
Total Shareholders’ Equity	79,454	75,624
Total Liabilities and Shareholders’ Equity	$153,063	$131,209
See Accompanying Notes to the Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Fiscal Year Ended April 30,
	2011	2010	2009
Sales	$216,524	$173,749	$210,103
Cost of Sales	132,063	105,982	121,775
Gross Margin	84,461	67,767	88,328
Operating Expenses:
Sales and Marketing	45,359	37,259	41,170
Research and Engineering	10,074	8,104	8,644
General and Administrative	24,141	25,182	29,506
Provision for Patent Litigation	—	—	29,000
Goodwill Impairment	—	—	2,764
Restructuring and Other Operating Charges, net	—	4,222	6,878
Total Operating Expenses	79,574	74,767	117,962
Operating Income (Loss)	4,887	(7,000)	(29,634)
Interest Income	106	252	494
Interest Expense	(1,776)	(2,374)	(1,562)
Other Income (Expense), net	686	(1,111)	(614)
Income (Loss) Before Taxes	3,903	(10,233)	(31,316)
Benefit (Provision) for Income Taxes	(2,895)	2,844	8,230
Income (Loss) from Continuing Operations	1,008	(7,389)	(23,086)
Loss from Discontinued Operations, net of Income Tax of $0, $0, and $0	(242)	(1,095)	(733)
Net Income (Loss)	$766	$(8,484)	$(23,819)
Basic and Diluted Income (Loss) Per Share:
Income (Loss) from Continuing Operations	$0.02	$(0.17)	$(0.61)
Discontinued Operations	—	(0.02)	(0.02)
Net Income (Loss)	$0.02	$(0.19)	$(0.63)
Weighted Average Shares Used in Computing Basic and Diluted Income (Loss) Per Share:
Basic	47,216	43,567	37,627
Diluted	47,228	43,567	37,627
See Accompanying Notes to Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
CONSOLIDATED STATATEMENTS OF CASH FLOWS
(In thousands)
	Fiscal Year Ended April 30,
	2011	2010	2009
Cash Flows from Operating Activities:
Net Income (Loss)	$766	$(8,484)	$(23,819)
Adjustments to Reconcile Net Income (Loss) to Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	6,302	5,725	4,343
Deferred Income Taxes	2,368	(4,131)	(9,264)
Provision for Slow Moving and Obsolete Inventory	884	733	675
Bad Debt Expense	434	813	1,225
Warranty Expense	2,695	3,367	3,415
Incentive Stock Compensation Expense	2,347	1,911	1,724
Unrealized Foreign Exchange Currency (Gains) Losses	(412)	(66)	1,571
Provision for Patent Litigation	—	—	29,000
Amortization and Write-off of Deferred Debt Issuance Costs	402	253	879
OMAX Termination Charge	—	3,219	—
Goodwill Impairment	—	—	2,764
Indemnification Charge	242	1,175	—
Interest Accretion on Subordinated Notes	769	735	—
Realized Loss on Liquidation of Dormant Foreign Entities	—	1,277	—
Write-off of Previously Deferred Direct Transaction Fees	—	—	3,767
Other	261	112	539
Changes in Operating Assets and Liabilities:
Receivables	(10,051)	(3,547)	(1,392)
Inventories	(6,392)	(1,702)	5,044
Other Operating Assets	(2,485)	(1,713)	(316)
Accounts Payable	2,088	6,816	(10,494)
Accrued Payroll and Related Liabilities	694	389	(2,655)
Deferred Revenue and Customer Deposits	2,406	2,016	(891)
Release of Funds from Escrow	—	17,000	—
Payment for Patent Litigation Settlement	—	(15,000)	(8,000)
Payment for OMAX Termination	—	(2,000)	—
Other Operating Liabilities	(393)	(5,071)	(4,579)
Net Cash Provided by (Used in) Operating Activities	2,925	3,827	(6,464)
Cash Flows From Investing Activities:
Expenditures for Property and Equipment	(2,675)	(9,196)	(8,150)
Expenditures for Intangible Assets	(855)	(773)	(782)
Proceeds from Sale of Property and Equipment	30	4,685	195
Payments for Contemplated OMAX Acquisition	—	—	(13,336)
Payments for Dardi Investment	—	—	(3,604)
Restricted Cash	(959)	(403)	(78)
Other	—	—	217
Net Cash Used in Investing Activities	(4,459)	(5,687)	(25,538)
Cash Flows from Financing Activities:
Borrowings under Credit Facility	51,050	19,441	15,000
Repayments under Credit Facility	(45,900)	(32,091)	(2,000)
Borrowings Under Notes Payable	—	—	1,264

Borrowings Under Other Financing Arrangements	38	—	1,497
Repayments Under Other Financing Arrangements	(74)	(1,398)	(487)
Repayments of Long-Term Obligations	—	(4,214)	(781)
Proceeds from Issuance of Common Stock, net of Issuance Costs	—	17,199	—
Payments for Debt Issuance Costs	—	(607)	(1,364)
Net Cash Provided by (Used In) Financing Activities	5,114	(1,670)	13,129
Effect of Changes in Exchange Rates	(851)	(220)	(109)
Net Change in Cash And Cash Equivalents	2,729	(3,750)	(18,982)
Cash and Cash Equivalents, Beginning of Year	6,367	10,117	29,099
Cash and Cash Equivalents, End of Year	$9,096	$6,367	$10,117
Supplemental Disclosures of Cash Flow Information:
Cash Paid during the Year for:
Interest	$403	$1,142	$1,419
Income Taxes	950	1,160	2,557
Supplemental Disclosures of Noncash Investing and Financing Activities:
Accounts Payable Incurred to Acquire Property and Equipment and Intangible Assets	$135	$516	$2,352
See Accompanying Notes to Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Common Stock		Capital In Excess of Par		Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Par Value		Accumulated Deficit
Balances, April 30, 2008	37,590	$371	$139,007	$(47,584)	$(5,730)	$86,064
Components of Comprehensive Loss:
Net Loss				(23,819)		(23,819)
Adjustment to Minimum Pension Liability, Net of Income Tax of ($56)					200	200
Cumulative Translation Adjustment, Net of Income Tax Benefit of ($256)					(1,362)	(1,362)
Total Comprehensive Loss						(24,981)
Stock Compensation	115	1	1,627			1,628
Balances, April 30, 2009	37,705	$372	$140,634	$(71,403)	$(6,892)	$62,711
Components of Comprehensive Loss:
Net Loss				(8,484)		(8,484)
Adjustment to Minimum Pension Liability, Net of Income Tax of $6					89	89
Realization of Foreign Currency Translation Losses from the Liquidation of Dormant Foreign Entities					1,277	1,277
Cumulative Translation Adjustment, Net of Income Tax of $190					967	967
Total Comprehensive Loss						(6,151)
Sale of Common Stock at $2.10 per share, net of Stock Issuance Cost of $1.7 million	8,999	90	17,109			17,199
Stock Compensation	223	3	1,862			1,865
Balances, April 30, 2010	46,927	$465	$159,605	$(79,887)	$(4,559)	$75,624
Components of Comprehensive Income:
Net Income				766		766
Adjustment to Minimum Pension Liability, Net of Income Tax of $14					(77)	(77)
Cumulative Translation Adjustment, Net of Income Tax Benefit of ($578)					1,001	1,001
Total Comprehensive Income						1,690
Stock Compensation	451	4	2,136			2,140
Balances, April 30, 2011	47,378	$469	$161,741	$(79,121)	$(3,635)	$79,454
See Accompanying Notes to Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tabular amounts in thousands, except share and option amounts)

Note 1: The Company and Summary of Significant Accounting Policies

Reporting Policies

Operations and Segments

Flow International Corporation and its subsidiaries (“Flow" or the "Company”) is a global technology-based company providing customer-driven waterjet cutting, surface preparation and cleaning solutions. Flow's ultrahigh-pressure water pumps generate pressures from 40,000 to over 94,000 pounds per square inch (psi) and power waterjet systems that are used to cut and clean materials. Waterjet cutting is a fast-growing alternative to traditional methods, which utilize lasers, saws, knives, shears, plasma, electrical discharge machining ("EDM"), routers, drills, soda blasting and abrasive blasting techniques, and has uses in many applications from food and paper products to steel and carbon fiber composites. In addition to ultrahigh-pressure water systems, the Company provides automation and articulation systems. The Company provides technologically-advanced, environmentally-sound solutions to the manufacturing, industrial and marine cleaning markets.

The Company reports its operating results to its Chief Executive Officer, who is the chief operating decision maker, based on market segments which is consistent with management's long-term growth strategy. The Company has two reportable segments: Standard and Advanced. The Standard segment includes sales and cost of sales related to the Company's cutting, surface preparation and cleaning systems using ultrahigh-pressure water pumps, as well as parts and services to sustain these installed systems. Systems included in this segment do not require significant custom configuration. The Advanced segment includes sales and cost of sales related to complex Advanced segment systems which require specific custom configuration and advanced features, including robotics, to match unique customer applications as well as parts and services to sustain these installed systems.

Financial information about the Company's segments is included in Note 17 - Business Segments and Geographic Information.

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

Foreign Currency Translation

The local currency is the functional currency for all operations outside of the United States. Assets and liabilities are translated at the exchange rate in effect as of our balance sheet date. Revenues and expenses are translated at the average monthly exchange rates throughout the year. The effects of exchange rate fluctuations in translating assets and liabilities of international operations into U.S. dollars are accumulated and reflected as a cumulative translation adjustment in the accompanying Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss).

Use of Estimates

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the Unites States of America. The preparation of these consolidated financial statements requires management to make certain assumptions and estimates about future events, and apply judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. The Company bases its assumptions, estimates, and judgment on historical experience, current trends and other factors which management believes to be relevant and appropriate at the time the consolidated financial statements are prepared. Actual results could differ from those estimates and assumptions.

Accounting for Certain Key Items
This section provides information about how the Company accounts for certain key items related to:
•capital investments;
•financing its business; and
•operations.

Policies related to Capital Investments

Valuation of Cost Method Investments

The Company evaluates its cost method investments for impairment on a quarterly basis. An impairment charge is recorded whenever a decline in value of an investment below its carrying amount is determined to be other-than-temporary. In determining if a decline is other-than-temporary, factors such as the length of time and extent to which the fair value of the investment has been less than the carrying amount of the investment, the near-term and longer-term operating and financial prospects of the affiliate and the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery are considered.

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

Impairment of Long-Lived Assets

The Company routinely considers whether indicators of impairment are present for its long-lived assets, which consist of property and equipment, particularly its manufacturing equipment, and patents subject to amortization. Factors considered include, but are not limited to, significant under-performance relative to historical or projected operating results; significant changes in the manner of use of long-lived assets or the strategy for the overall business; and significant negative industry or economic trends. If such indicators are present, the Company determines whether the sum of the estimated undiscounted cash flows attributable to the asset group in question is less than their carrying value. For purposes of impairment testing, long-lived assets are grouped at the component level, which for the Company is by regional locations, as this is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If the sum of the undiscounted cash flows attributable to the asset group is less than the carrying value of the asset group, an impairment loss is recognized based on the excess of the carrying value of the asset group over its respective fair value. Fair value is determined by discounting estimated future cash flows, appraisals or other methods deemed appropriate. If the asset group determined to be impaired is to be held and used, the Company recognizes an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset group is less than the assets' carrying value. The fair value of the assets then becomes the assets' new carrying value, which is depreciated over the remaining estimated useful life of the assets.

The Company concluded there were no long-lived impairment indicators in each of the fiscal years ended April 30, 2011 and 2010 following an analysis of operating results and consideration of other significant events or changes in the business environment. The Company will continue to monitor circumstances and events in future periods to determine whether asset impairment testing is warranted based on the existence of one or more of the above impairment indicators.

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

Policies related to Financing

Financial Instruments

The carrying amount of cash and cash equivalents, restricted cash, receivables, accounts payable, accrued expenses, deferred revenue and customer deposits approximate fair value due to their relatively short maturities. Debt and notes payable reflect a market rate of interest, as such recorded amounts approximate fair value.

Derivative Financial Instruments

The Company selectively utilizes forward exchange rate contracts to hedge its exposure to adverse exchange rate fluctuations on foreign currency denominated accounts receivable and accounts payable (both trade and inter-company). These forward contracts have typically not been designated as hedges. At the end of each month, the Company marks the outstanding forward contracts to market and records an unrealized foreign exchange gain or loss for the mark-to-market valuation. As of April 30, 2011, the Company did not have any open forward contracts. The effect of derivative instruments on the Consolidated Statement of Operations is discussed further in Note 16 - Fair Value of Financial Instruments.

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

Policies related to Operations

Revenue Recognition

The Company sells ultrahigh-pressure waterjet systems. Sales of waterjet systems within the Standard segment are primarily related to the Company's cutting and cleaning systems using ultrahigh-pressure water pumps and do not require significant custom configuration or modifications. Installation of these waterjet systems by the Company is not essential to the functionality of the waterjet systems but the Company does provide installation as a separate service. Sales of waterjet systems within the Advanced segment are generally complex aerospace and automation systems, which require specific custom configuration and advanced features to match unique customer applications as well as parts and services to sustain these installed systems. Installation by the Company is essential to the functionality of waterjet systems sold within the Advanced segment.

The Company recognizes revenue for sales of ultrahigh-pressure waterjet pumps, consumables, and services, and billing for freight charges, in accordance with ASC 605, Revenue Recognition, (“ASC 605”). Additionally, because FlowMaster TM software, the Company's PC-based waterjet control, is essential to the functionality of the its waterjet systems, the Company recognizes revenue on sales of waterjet systems in accordance with ASC 985, Software. Specifically, for the Company's waterjet systems that do not require significant modification or customization, the Company recognizes revenue when persuasive evidence of an arrangement exists, title and risk of loss have passed to the customer, the price is fixed or determinable, and collectibility is reasonably assured, or probable in the case of sale of waterjet systems.

Deferred revenue is recorded for products or services that have not been provided but have been invoiced under contractual agreements or paid for by a customer, or when products or services have been provided but all the criteria for revenue recognition have not been met.

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

In general, sales of the Company's waterjet systems within its Standard segment are FOB shipping point or FOB destination, depending on geographical location, and the title passes to the customer based on the specific terms in each contract.

For complex aerospace and application systems designed and manufactured to buyers' specification, the Company recognizes revenue using the percentage of completion method. Typical lead times can range from 12 to 24 months. Sales and profits on such contracts are recorded based on the ratio of total actual incurred costs to date to the total estimated costs for each contract (the “cost-to-cost” method). Management reviews these estimates as work progresses and the effect of any change in cost estimates is reflected in the calculation of the expected margin and the percent complete. If the contract is projected to create a loss, the entire estimated loss is recognized in the period such loss first becomes known. Accounting for the profit on a contract requires (1) the total contract value, (2) the estimated total cost to complete which is equal to the sum of the actual incurred costs to date on the contract and the estimated costs to complete the scope of work, and (3) the measurement of progress towards completion. The estimated profit or loss on a contract is equal to the difference between the contract value and the estimated total cost to completion. Adjustments to original estimates may be required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. For contract modifications supported by a change in contract price, profit on such contract modifications are only recognized upon receipt of a signed contract amendment and only in the proportion of such contract's progress towards completion. For modifications not supported by a change in contract price, those additional costs are treated as contract costs and charged to expense in the proportion of such contract's progress towards completion. A number of internal and external factors affect the Company's cost of sales estimates, including material costs, labor rates and efficiency variances and installation and testing requirements. While management believes that the Company's historical experience provides a sound basis for its estimates, changes in the customer's requirements, design or other changes in the specifications, or in the timing of delivery and installation may affect the timing of revenue related to, or the gross margin on, a system if they are substantially different from what was anticipated. The complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent with the application of the percentage of completion method affect the amounts reported in our financial statements.

Shipping revenues and expenses are recorded in revenue and cost of goods sold, respectively.

Cost of Sales

Cost of sales are generally recognized when products are shipped or services are delivered. In the case of waterjet systems, cost of sales for delivered systems are generally recognized in the period when the revenue for all or portion of the waterjet system sale is recognized. Cost of sales includes direct and indirect costs associated with the manufacture, installation and service of the Company's systems and consumable parts sales, including estimated future warranty obligations. Direct costs include material and labor, while indirect costs include, but are not limited to, depreciation, inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other costs of the Company's distribution network.

Advertising Expense

The Company recognizes advertising expense as incurred including costs to promote its brands. For the respective fiscal years ended April 30, 2011, 2010 and 2009, the Company's advertising expense was $0.8 million, $0.5 million and $1.2 million.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses on existing receivables. The Company estimates the allowance based on the age of the related receivables, knowledge of the financial condition of its customers, review of historical receivables and reserve trends and other relevant information. Account balances are charged against the allowance when the Company determines that it is probable the receivable will not be recovered.

Inventories

Inventories are stated at the lower of cost or market. Costs included in inventories consist of materials, labor and manufacturing overhead, which are related to the purchase or production of inventories. The Company uses the first-in, first-out method or average cost method to determine its cost of inventories.

The Company writes-down obsolete or excess parts and equipment inventory that is no longer used due to design changes to its products or lack of customer demand. The Company regularly monitors its inventory levels and, if it identifies an excess condition based on its usage, the Company records a corresponding inventory reserve which establishes a new cost basis for its inventory. Subsequent changes in facts or circumstances do not result in the reversal of previously recorded markdowns or an increase in that newly established cost basis. The amount of inventory write-down requires the use of management judgment regarding technological obsolescence and forecasted customer demand.

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

The Company's income tax returns are periodically audited by U.S. federal, state and local and foreign tax authorities. These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities. In evaluating the tax benefits associated with the Company's various tax filing positions, the Company records a tax benefit for uncertain tax positions using the highest cumulative tax benefit that is more likely than not to be realized. A number of years may elapse before a particular matter, for which a liability has been established, is audited and effectively settled. The Company adjusts its liability for unrecognized tax benefits in the period in which it determines the issue is effectively settled with the tax authorities, the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available.

The Company recognizes interest and penalties related to unrecognized tax benefits within the interest expense line in the accompanying Consolidated Statement of Operations. Accrued interest and penalties are included within the Other Long-Term Liabilities line in the consolidated balance sheets as the amounts are not material for any of the balance sheet periods presented.

Concentration of Credit Risk

In countries or industries where the Company is exposed to significant credit risk, sufficient collateral, including cash deposits and/or letters of credit, is required prior to the completion of a transaction.

The Company makes use of foreign exchange contracts to cover material transactions denominated in other than the functional currency of the relevant business unit. Credit risks are mitigated by the diversity of customers in the Company's customer base across many different geographic regions and performing creditworthiness analyses on such customers.

The Company's largest customer in the Advanced segment accounted for approximately 11% of consolidated sales in fiscal year 2010. No single customer or group of customers under common control accounted for 10% or more of sales during the fiscal years ended April 30, 2011 and 2009.

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

Product Liability

The Company is obligated under terms of its product liability insurance contracts to pay all costs up to deductible amounts. These costs are reported in General and Administrative expenses and include insurance, investigation and legal defense costs when such amounts are reasonably estimable. Refer to Note 8 - Commitments and Contingencies for a description of any material product liability claims and litigation.

Health Benefits

The Company is self insured for a portion of the cost of employee group health insurance, medical, dental, and vision in the United States. The Company maintains excess loss insurance that covers health care costs in excess of $100,000 per person per year.

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

The Company's annual Plan Cost were approximately $3.5 million, $2.9 million, and $2.9 million for the fiscal years ended April 30, 2011, 2010 and 2009, respectively, and the liability, including IBNR, recorded in Accrued Payroll and Related Liabilities, was $0.3 million and $0.3 million as of April 30, 2011 and 2010, respectively.

Research and Engineering

The majority of research and engineering expenses are related to research and development efforts undertaken by the Company which are expensed as incurred. Research and engineering expenses were $10.1 million, $8.1 million and $8.6 million for the fiscal years ended April 30, 2011, 2010 and 2009, respectively.

Stock Based Compensation

The Company measures the fair value of share-based awards on the dates they are granted or modified. The Company estimates the grant-date fair value of awards using the Black-Scholes option valuation model, recognizing the stock-based compensation expense on a straight-line basis over the requisite service period, and adjusted for forfeitures expected to occur over the vesting period of the award. Refer to Note 11 - Stock-Based Compensation for further information related to the Company's stock compensation plans.

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

A former director of the Company was a founder and is a senior member of management in a company which provides insurance brokerage services to the Company. The Company believes that its transactions with this related entity are negotiated at a price that approximates fair value.

Premium payments for insurance coverage that this related entity passes on to the insurance underwriters have totaled $0.9 million, $1.6 million and $1.8 million for the respective fiscal years ended April 30, 2011, 2010, and 2009. These amounts included commissions of $0.2 million, $0.2 million and $0.3 million, in each of the respective fiscal years.

As of April 30, 2011, the Company did not owe any amounts to the related entity. The Company owed $0.3 million to the related entity as of April 30, 2010 which is included in the Other Accrued Liabilities balance on the Consolidated Financial Statements.

Reclassification

Certain amounts within the fiscal year 2010 Consolidated Balance Sheets and fiscal year 2010 and 2009 Consolidated Statements of Cash Flows have been reclassified to conform to the fiscal year 2011 presentation. These reclassifications did not impact total assets or total liabilities of the Company.

Note 2: Recently Issued Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board (“FASB”) ratified the consensuses reached by the Emerging Issues Task Force regarding multiple-deliverable revenue arrangements. The new guidance:

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
This new guidance applies to multiple-deliverable revenue arrangements that contain both software and hardware elements, focusing on determining which revenue arrangements are within the scope of software revenue guidance. This new guidance removes tangible products from the scope of the software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue guidance. The accounting guidance will be applied on a prospective basis for revenue arrangements entered into or materially modified in the Company’s fiscal year 2012. Adoption of the new guidance is not expected to have a material impact on the consolidated financial statements.

Note 3: Receivables, Net
Net Receivables as of April 30, 2011 and 2010 consisted of the following:

	April 30,
	2011	2010
Trade Accounts Receivable	$37,521	$23,717
Unbilled Revenues	10,865	13,184
	48,386	36,901
Less: Allowance for Doubtful Accounts	(1,304)	(1,152)
Receivables, net	$47,082	$35,749

The Company's unbilled revenues do not contain any amounts which are expected to be collected after one year.

Note 4: Inventories
Inventories as of April 30, 2011 and April 30, 2010 consisted of the following:

	April 30,
	2011	2010
Raw Materials and Parts	$18,134	$11,895
Work in Process	1,945	2,188
Finished Goods	8,530	8,420
Inventories, net	$28,609	$22,503

Note 5: Property and Equipment

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

In fiscal year 2010, the Company sold its building in Hsinchu, Taiwan, receiving $4.7 million in proceeds from the sale, and simultaneously entered into a lease agreement for an insignificant portion of the building for a one-year period, which has been treated as an operating lease. This sale concluded the Company's overall efforts to consolidate its manufacturing activities. The Company recorded a gain of approximately $0.6 million from the sale of the building, after paying closing costs and other adjustments. The gain was recorded in Restructuring and Other Operating Charges in the Company's Consolidated Statement of Operations in fiscal year 2010.

The carrying value of the Company's Property and Equipment and estimated service lives as of April 30, 2011 and 2010 were as follows:

		April 30,
	Range of Lives	2011	2010
Land	N/A	$460	$468
Buildings and Leasehold Improvements	19-30	5,080	5,083
Machinery and Equipment	3-11	27,156	25,116
Furniture and Fixtures	3-9	2,765	2,833
Enterprise Resource Planning System	5	12,061	10,625
Construction in Progress		1,213	1,710
		48,735	45,835
Less: Accumulated Depreciation and Amortization		(29,631)	(24,066)
Property and Equipment, net		$19,104	$21,769

Note 6: Intangible Assets

The components of the Company's finite lived intangible assets consisted of the following:

	April 30,
	2011	2010
Patents	$5,954	$5,408
Less: Accumulated Amortization	(2,205)	(1,774)
Patents, net	$3,749	$3,634

Amortization expense for intangible assets with definite lives for continuing operations for the respective fiscal years ended April 30, 2011, 2010 and 2009 amounted to $0.4 million, $0.4 million, and $0.4 million. The estimated annual amortization expense is $0.5 million for continuing operations for each fiscal year through April 30, 2016.

Intangible assets with indefinite lives consisted of the following:

	April 30,
	2011	2010
Trademarks	$989	$870

Note 7: Notes Payable

Notes payable as of April 30, 2011 and 2010 consisted of the following:

	April 30,
	2011	2010
Credit Facility	$5,500	$350

The Company amended its existing Senior Credit Facility Agreement during the fourth quarter of fiscal year 2011, set to mature on June 10, 2011, and entered into a new three-year Credit Facility Agreement which will mature March 2, 2014. Based on anticipated working capital needs, the Company reduced its total commitment under the new credit facility to $25.0 million. The new agreement also provides more favorable terms to the Company, both in terms of the financial covenants required to be maintained, as well as lower interest rates.

Under the terms of the new Credit Facility in effect as of April 30, 2011, the Company was required to maintain the following ratios:

Maximum Consolidated	Minimum Fixed Charge
Leverage Ratio (i)	Coverage Ratio (ii)
2.75x	1.75x
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

A violation of any of the covenants above would result in an event of default and accelerate the repayment of all unpaid principal and interest and the termination of any letters of credit. The Company was in compliance with all its financial covenants as of the end of each quarter during the fiscal year ended April 30, 2011. All of the Company's domestic assets and certain interests in some foreign subsidiaries are pledged as collateral under the three-year Credit Facility Agreement. In addition, the terms of the Credit Facility limit the Company's ability to pay dividends.

Interest on the Credit Facility is based on the bank’s prime rate or LIBOR rate plus a percentage spread between 0.00% and 2.25% depending on whether it uses the bank’s prime rate or LIBOR rate and based on the Company’s current leverage ratio. The Company also pays an annual letter of credit fee ranging from 1.25% to 2.25% of the amount available to be drawn under each outstanding stand-by letter of credit. The annual letter of credit fee is payable quarterly in arrears and varies depending on the Company's leverage ratio.

As of April 30, 2011, the Company had $17.2 million available under its Credit Facility, net of $5.5 million in outstanding borrowings, and $2.3 million in outstanding letters of credit.

Revolving Credit Facilities in Taiwan
There were no outstanding balances under the Company’s unsecured Taiwan credit facilities as of April 30, 2011. The unsecured commitment for the Taiwan credit facilities totaled $3.1 million at April 30, 2011, bearing interest at 2.4% per annum.

Note 8: Commitments and Contingencies
Warranty Obligations
The Company’s estimated obligations for warranty, which are included as part of Costs of Sales in the Consolidated Statements of Operations, are accrued concurrently with the revenue recognized. The Company makes provisions for its warranty obligations based upon historical costs incurred for such obligations adjusted, as necessary, for current conditions and factors. Due to the significant uncertainties and judgments involved in estimating the Company’s warranty obligations, including rates of warranty claims, changing product designs and specifications, the ultimate amount incurred for warranty costs could change in the near term from the current estimate. The Company believes that its warranty accrual as of April 30, 2011, which is included in the Other Accrued Liabilities line item in the Consolidated Balance Sheets, is sufficient to cover expected warranty costs.

The following table presents the activity for the Company’s warranty obligations:

Warranty liability as of April 30, 2009	$2,423
Increase in warranty liability on fiscal year 2010 sales	3,367
Reduction in warranty liability for claims paid in fiscal year 2010	(3,257)
Warranty Liability as of April 30, 2010	$2,533
Increase in warranty liability on fiscal year 2011 sales	2,695
Reduction in warranty liability for claims paid in fiscal year 2011	(2,424)
Warranty liability as of April 30, 2011	$2,804

Product Liability

Currently there are outstanding product liability claims arising out of the sale of current and former products of the Company. To minimize the financial impact of product liability claims, the Company purchases product liability insurance in amounts and under terms considered acceptable to management.

Management periodically evaluates the merit of all claims, including product liability claims, as well as considering unasserted claims. Recoveries, if any, may be realized from indemnitors, codefendants, insurers or insurance guaranty funds. Management believes its insurance coverage is adequate to satisfy any liabilities that are incurred

Legal Proceedings
At any time, the Company may be involved in legal proceedings arising in the normal course of conducting business. The Company's policy is to routinely assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is based on historical experience and after analysis of each known issue. The Company records reserves related to legal matters for which it is probable that a loss has been incurred and the range of such loss can be estimated. With respect to other matters, management has concluded that a loss is only reasonably possible or remote and, therefore, no liability is recorded. Management discloses the facts regarding material matters assessed as reasonably possible and potential exposure, if determinable. Costs incurred defending claims are expensed as incurred. Other than those described below, the Company does not believe that the resolution of any such matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

In litigation arising out of a June 2002 incident at a Crucible Metals' (“Crucible”) facility, the Company's excess insurance carrier is contesting its obligation to provide coverage for property damage.  The suits over insurance coverage Flow Autoclave Systems, Inc., Flow Pressure Systems, ABB Pressure Systems, Avure Technologies AB and Avure Technologies, Inc. v. Lumbermens Mutual Casualty and Kemper Insurance Co., and Lumbermens Mutual Casualty Company v. Flow International Corporation, Flow Autoclave Systems, Inc., Flow Pressure Systems, ABB Pressure Systems, Avure Technologies AB and Avure Technologies, Inc., were originally filed in Supreme Court of the State of New York, County of Onondaga, Index No. 2005-2126 in 2005, and sought a declaratory judgment of the rights of the parties under the insurance policy issued by the carrier. The carrier settled the claims relating to this incident for a total of approximately $3.4 million and is seeking to recover from the Company the amount it paid in the remaining lawsuit, Lumberment Mutual Casualty Company v. Flow International Corporation, Flow Autoclave Systems, Inc., Flow Pressure Systems, ABB Pressure Systems, Avure Technologies AB, Avure Technologies, Inc., Travelers Property Casualty Company of America and Zurich American Insurance Company as subrogees of Crucible Materials Corporation, and Crucible Materials Corporation, filed in United States District Court for the Northern District of New York on August 13, 2008, case number 08-CV-865. The Company intends to vigorously contest the carrier's claim; however, the ultimate outcome or likelihood of this specific claim cannot be determined at this time and an unfavorable outcome ranging from $0 to $3.4 million is reasonably possible.

Other Claims or Assessments

In fiscal year 2009, the Company was notified by the purchaser of its Avure business, which was reported as a discontinued operation for the year ended April 30, 2006, that the Swedish Tax Authority was conducting an audit which included periods during the time that the Company owned the subsidiary. Pursuant to an agreement with the purchaser, the Company made commitments to indemnify various liabilities and claims, including any tax matters relating to the periods when it owned the business. The Swedish tax authority concluded its audit and issued a final report in November 2009 initially asserting that

Avure owes 19.5 million Swedish Krona in additional taxes, penalties and fines. In April 2010, the Company filed an appeal to contest the findings by the Swedish Tax Authority. Since the filing of the Company's appeal, there has been on-going dialogue with the Swedish tax authorities throughout the year and the Company will continue to contest the findings. A charge was recorded in the first quarter of fiscal year 2010 related to the periods during which it owned Avure and this amount was accounted for as an adjustment to the loss on the disposal of the Avure business and is reported as a charge to discontinued operations in the Company's Consolidated Statements of Operations. As of April 30, 2011 the Company has accrued $1.4 million related to the Avure matter.The balance of the accrued liability will fluctuate period over period with changes in foreign currency rates until such time as the matter is ultimately resolved.

Note 9: Pension and Other Post Retirement Benefits

The Company has a 401(k) savings plan in which employees may contribute a percentage of their compensation. At its discretion, the Company may make contributions based on employee contributions and length of employee service. Company contributions and expense under the plan for the respective fiscal years ended April 30, 2011 and 2009 were $0.4 million and $0.8 million. There were no Company contributions made to the plan for the fiscal year ended April 30, 2010.

The Company sponsors a defined benefit pension plan in Taiwan, which is governed by a local regulation: The Labor Standard Law (1986). As required by the Labor Standard Law, the Company must remit monthly 4% of the employee's base salary into a designated investment account for the Pension Plan. The pension benefit an employee is entitled to ranges from 2 months to 45 months' salary, based upon years of service. An employee is eligible to withdraw their pension benefit upon 25 years of service, age 55 with 15 years of service, or age 60, if the employee is still employed by the Company upon retirement. If an employee terminates prior to retirement, the employee forfeits all accrued benefits under the Plan. Due to a change in Taiwanese law, all new employees hired after July 2005, are not subject to this plan, thus, the plan is frozen. The Company uses an April 30 measurement date for its plan.

All plan assets are deposited in an interest earning account. The amount of net periodic cost recognized in fiscal years 2011 and 2010 was less than $0.1 million, respectively. The accumulated benefit obligation as of April 30, 2011 was $1.0 million. The unrecognized net transition obligation and unrecognized loss were less than $0.1 million, respectively, as of April 30, 2011. The Company does not anticipate any projected benefit payments under this plan over the next year.

The following table provides a reconciliation of the changes in the plan's benefit obligations and fair value of plan assets for the two-year period ended April 30, 2011:

	Fiscal Year Ended April 30,
	2011	2010
Changes in the Projected Benefit Obligation
Projected Benefit Obligation - Beginning Balance	$1,353	$1,492
Service Cost	22	28
Interest Cost	28	35
Actuarial (Gain) Loss	78	(121)
Benefits Paid	(269)	(184)
Foreign Exchange Adjustment	115	103
Projected Benefit Obligation - Ending Balance	$1,327	$1,353

	Fiscal Year Ended April 30,
	2011	2010
Changes in the Value of Plan Assets
Fair Value of Plan Assets - Beginning Balance	$1,135	1,188
Actual Return on Plan Assets	10	19
Employer Contribution	27	28
Benefits Paid	(269)	(184)
Foreign Exchange Adjustment	89	84
Fair Value of Plan Assets - Ending Balance	$992	$1,135

Actuarial assumptions used to determine benefit obligations were as follows:

	Fiscal Year Ended April 30,
	2011	2010
Discount Rate	2.00%	2.00%
Expected Rate of Return on Assets	2.00%	2.00%
Salary Increase Rate	3.00%	3.00%

Note 10: Shareholders' Equity

Sale of Common Stock

In September 2009, the Company completed an underwritten public offering of 8,998,750 shares of common stock at an offering price of $2.10 per share, which included 1,173,750 shares issued as a result of the underwriter's exercise of their over-allotment option in full. The offering generated net proceeds of approximately $17.2 million after deducting underwriting commissions and estimated offering expenses. The proceeds from this offering were used to reduce the Company's outstanding debt, including amounts outstanding under its Senior Credit Facility.

Change to Authorized Stock

In September 2009, the Company filed Articles of Amendment of Restated Articles of Incorporation with the Washington Secretary of State (the “Articles of Amendment”). Prior to the filing of the Articles of Amendment, the Restated Articles of Incorporation of the Company provided for the authorization of two classes of stock, consisting of 49,000,000 shares designated as common stock, and 1,000,000 shares designated as preferred stock. In connection with the Articles of Amendment, the authorized stock of the Company was increased to 85,000,000 shares, consisting of 84,000,000 shares of common stock and 1,000,000 shares of preferred stock. The Articles of Amendment were approved by the Board of Directors of the Company and by the shareholders of the Company at the Annual Meeting of Shareholders held on September 10, 2009. All other provisions of the Company's Restated Articles of Incorporation remain the same.

Common Share Rights Purchase Plan

The Company entered into a Rights Agreement, effective as of September 1, 2009, between the Company and Mellon Investor Services LLC, as Rights Agent (the “Rights Agent”). On August 28, 2009, the Board of Directors of the Company declared a dividend of one common share purchase right (a“Right”) for each outstanding share of common stock, $0.01 par value per share of the Company. Each Right entitles the registered holder to purchase from the Company one share of Common Stock at a price per share of $18.00 (as the same may be adjusted, the “Purchase Price”) .

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

Note 11: Stock-Based Compensation

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

The following table summarizes stock option activities for the fiscal year ended April 30, 2011:

	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)
Outstanding at April 30, 2010	628,082	$10.48	$—	5.0
Granted	—	—
Exercised	—	—
Expired or forfeited	(138,644)	$10.89
Outstanding at April 30, 2011	489,438	$10.37	—	5.2
Vested and Exercisable as of April 30, 2011	351,926	$10.37	—	4.6

	Fiscal Year Ended April 30,
	2011	2010	2009
Total intrinsic value of options exercised	$—	$—	$—
Total fair value of options vested	345	345	345
Cash received from exercise of share options	—	—	—
Tax benefit realized from stock options exercised	—	—	—

The Company uses the Black-Scholes option-pricing model to calculate grant-date fair value of its stock options. There were no options granted during the respective fiscal years ended April 30, 2011 and 2010. Information pertaining to the Company's assumptions to calculate the fair value of the stock options granted during the fiscal year ended April 30, 2009 is as follows:

April 30,
2009
Options Granted	236,210
Weighted average grant-date fair value of stock options granted	$5.67
Assumptions:	—
Weighted average expected volatility	60.00%
Risk-free interest rate	3.09%
Weighted average expected term (in years)	6
Expected dividend yield	—

The Company uses historical volatility in estimating expected volatility and historical employee exercise activity and option expiration data to estimate the expected term assumption for the Black-Scholes grant-date valuation. The risk-free interest rate assumption is based on U.S. Treasury constant maturity interest rate whose terms are consistent with the expected term of the Company's stock options. The Company has not declared or paid any cash dividends on its Common Stock and does not anticipate that any dividends will be paid in the foreseeable future

For each of the respective fiscal years ended April 30, 2011, 2010, and 2009 the Company recognized compensation expense related to stock options of $0.6 million. As of April 30, 2011, total unrecognized compensation cost related to nonvested stock options was $0.3 million, which is expected to be recognized over the next year.

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

The following table summarizes the service-based stock award activities for employees for the fiscal years ended April 30, 2011 and 2010:

	Number of Shares	Weighted- Average Grant-date Fair Value
Nonvested at April 30, 2009	402,555	$8.78
Granted	1,068,610	2.23
Vested	(98,291)	8.91
Forfeited	(134,915)	4.65
Nonvested at April 30, 2010	1,237,959	$3.57
Granted	838,666	2.29
Vested	(348,240)	3.81
Forfeited	(93,607)	2.86
Nonvested at April 30, 2011	1,634,778	$2.90

For the respective fiscal years ended April 30, 2011, 2010 and 2009, the Company recognized compensation expense related to service-based stock awards of $1.8 million, $1.3 million and $1.1 million. As of April 30, 2011, total unrecognized compensation cost related to service-based stock awards of $3.2 million is expected to be recognized over a weighted average period of 2 years.

Note 12: Basic and Diluted Income (Loss) per Share
Basic income (loss) per share is calculated by dividing income (loss) from continuing operations by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is calculated by dividing income (loss) from continuing operations by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares include the dilutive effects of outstanding stock options and non-vested stock units except where their inclusion would be antidilutive.

The following table sets forth the computation of basic and diluted income (loss) from continuing operations per share:

	Fiscal Year Ended April 31,
	2011	2010	2009
Income (Loss) from Continuing Operations	$1,008	$(7,389)	$(23,086)
Weighted average shares used in computing basic income (loss) per share	47,216	43,567	37,627
Dilutive potential common shares from employee stock options and stock units	12	—	—
Weighted average shares used in computing diluted income (loss) per share	47,228	43,567	37,627
Basic and diluted income (loss) from continuing operations per share	$0.02	$(0.17)	$(0.61)

There were 2,089,216, 888,780 and 1,201,365 potentially dilutive common shares from employee stock options and stock units which were excluded from the diluted weighted average per share calculation for the respective fiscal years ended April 30, 2011, 2010 and 2009 as their effect would be antidilutive.

Note 13: Other Income (Expense), Net

The following table shows the detail of Other Income (Expense), net:

	Fiscal Year Ended April 30,
	2011	2010	2009
Realized Foreign Exchange Gains (Losses), net	$177	$(1,215)	$74
Unrealized Foreign Exchange Gains (Losses), net	412	66	(1,571)
Other	97	38	883
Other Income (Expense), net	$686	$(1,111)	$(614)

Note 14: Income Taxes

The components of the Company's consolidated income (loss) before income taxes consisted of the following:

	Fiscal Year Ended April 30,
	2011	2010	2009
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes:
United States	$(2,419)	$(3,478)	$(26,708)
Foreign	6,322	(6,755)	(4,608)
Total	$3,903	$(10,233)	$(31,316)
The provision (benefit) for income taxes is comprised of:

	Fiscal Year Ended April 30,
	2011	2010	2009
Federal	$(993)	$321	$(72)
State	30	34	89
Foreign	2,102	851	1,453
Current Tax Expense (after NOL Benefit of $1,228, $1,136, and $868)	1,139	1,206	1,470
Federal	549	(1,969)	(8,105)
State	252	70	(743)
Foreign	955	(2,151)	(852)
Deferred Tax Expense (Benefit) (Net of Change in Valuation Allowance of $(351), $(182), and $1,372)	1,756	(4,050)	(9,700)
Provision (Benefit) for Income Taxes	$2,895	$(2,844)	$(8,230)

The reconciliation between the Company's effective tax rate on income from continuing operations and the statutory tax rate is as follows:

	Fiscal Year Ended April 30,
	2011	2010	2009
Income tax provision (benefit) at federal statutory rate	34.0%	(34.0)%	(34.0)%
State and local taxes net of federal tax benefit	4.7	0.7	(1.4)
Foreign tax rate differential	(0.3)	5.7	0.4
Change in valuation allowance	5.1	(1.7)	7.9
Non deductible/nontaxable items	17.4	5.7	2.1
Foreign earnings not previously subject to U. S. tax	—	(0.7)	0.3
Foreign withholding taxes	1.4	0.7	1.9
Stock based compensation	4.5	0.7	0.3
Tax credits	(0.8)	(0.4)	(0.5)
Statutory to U.S. GAAP adjustments	—	—	(3.0)
Prior year reconciled amounts	7.0	(6.4)	—
Other, net	1.2	1.8	(0.2)
Income tax provision (benefit)	74.2%	(27.9)%	(26.2)%

Components of the net deferred tax assets (liabilities) consisted of the following:\

	April 30, 2011	April 30, 2010
Current deferred tax assets (liabilities):
Deposits on future sales	$(1,619)	$(786)
Net operating loss carryforwards	820	709
Other current assets	3,377	3,265
Other current liabilities	(99)	(301)
Current Deferred Tax Assets	2,479	2,887
Valuation allowance	(229)	(1,502)
Total Current Deferred Tax Assets	$2,250	$1,385

	April 30, 2011	April 30, 2010
Long-term deferred tax assets (liabilities):
Net operating loss carryforwards	$24,454	$24,664
Accrued settlement	2,753	2,536
Capital loss carryforwards	503	1,976
Goodwill	1,187	1,246
Fixed assets	781	1,079
Stock-based compensation	1,435	1,146
Intercompany accounts receivable allowances	(1,055)	(1,364)
Unrealized foreign exchange loss	(2,849)	(2,605)
Other long-term assets	2,890	3,437
Other long-term liabilities	(1,137)	(1,061)
Long-term deferred tax assets	28,962	31,054
Valuation allowance	(9,503)	(8,581)
Long-term deferred tax assets, net	19,459	22,473
Net Deferred Tax Assets	$21,709	$23,858

As of April 30, 2011, the Company had approximately $56.4 million of domestic net operating loss and $36.8 million of state net operating loss carryforwards to offset future taxable income for federal and state income tax purposes. These net operating loss carryforwards expire between fiscal year 2023 and fiscal year 2031. Net operating loss carryforwards in foreign jurisdictions amount to $47.1 million. A valuation allowance of $29.5 million has been provided against these net operating loss carryforwards in certain of the Company's foreign jurisdictions as realization of the tax benefit in those jurisdictions is uncertain. Most of the foreign net operating losses can be carried forward indefinitely, with certain amounts expiring between fiscal years 2014 and 2017. The federal, state and foreign net operating loss carryforwards pursuant to the income tax returns filed include uncertain tax positions taken in prior years. The net operating loss carryforwards pursuant to the income tax returns are larger than the net operating loss carryforwards considered more likely than not to be realized in recognizing deferred tax assets for financial statement purposes. The Company also has a capital loss carryover of $1.4 million, for which it has provided a valuation allowance, that expires after fiscal year 2016. Utilization of net operating losses may be subject to limitation due to ownership changes and other limitations provided by the Internal Revenue Code and similar state and foreign provisions. If such a limitation applies, the net operating loss may expire before full utilization.

With the exception of certain of its subsidiaries, it is the general practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of April 30, 2011, the Company had not made a provision for U.S. or additional foreign withholding taxes of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries with the exception of its subsidiaries in Taiwan, Japan, and Switzerland for which it provides deferred taxes. It is not practicable to estimate the amount of deferred tax liability relating to the Company's investment in its other foreign subsidiaries.
The Company repatriated the following amounts from its foreign subsidiaries:

•	$1.9 million from one foreign subsidiary in fiscal year 2011 deemed to be a dividend for tax purposes;

•	$0.2 million, net of tax of less than $0.1 million from one foreign subsidiary in fiscal year 2010; and

•	$1.6 million, net of tax of $0.3 million from three foreign subsidiaries in fiscal year 2009.

The Company is subject to taxation in the United States, various state and foreign jurisdictions. The Company is no longer subject to examinations by tax authorities for years prior to fiscal year 2002.

The table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at April 30, 2011 and 2010 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Equity will be increased by $1.5 million if and when such deferred tax assets are ultimately realized. The Company uses ASC 740 ordering for purposes of determining when excess tax benefits have been realized.

The following is a tabular reconciliation of the total amounts of the Company's unrecognized tax benefits for the years ended April 30, 2011 and 2010:

Balance as of April 30, 2009	$8,679
Gross increases - tax positions in prior periods	432
Gross decreases - tax positions in prior periods	—
Gross increases in tax positions due to currency fluctuations	136
Gross decreases - due to tax rate changes	—
Settlements	—
Lapse of statute of limitations	—
Balance as of April 30, 2010	9,247
Gross increases - tax positions in current period	102
Gross increases - tax positions in prior periods	360
Gross increases in tax positions due to currency fluctuations	87
Gross decreases - due to tax rate changes	—
Settlements	—
Lapse of statute of limitations	—
Balance as of April 30, 2011	$9,796

The balance of unrecognized tax benefits as of April 30, 2011 was $9.8 million of tax benefits that, if recognized, would affect the effective tax rate and would result in adjustments to other tax accounts, primarily deferred taxes. The timing of payments related to these unrecognized tax benefits is uncertain; however, none of this amount is expected to be paid within the next twelve months. There is a reasonable possibility that the unrecognized tax benefits may change within the next twelve months, but the Company does not expect this change to be material to the consolidated financial statements.

Note 15: Restructuring and Other Operating Charges

During fiscal year 2009, the Company implemented initiatives to improve its cost structure, better utilize overall capacity and improve general operating efficiencies. As a result of the global recession, the Company expanded its restructuring activities in fiscal year 2010 in order to improve performance and better position the Company for current market conditions and longer-term growth. During the respective fiscal years ended April 30, 2010 and 2009, the Company recorded $1.0 million and $6.8 million related to these restructuring activities. The restructuring charges recorded in fiscal year 2010 were net of a $0.6 million credit related to the gain recognized on the sale of the Company's building in Hsinchu, Taiwan discussed in Note 5 - Property and Equipment. There were no further restructuring activities during fiscal year 2011 and there are no further planned restructuring activities as of April 30, 2011.

In May 2009, the Company recorded a $6 million charge pursuant to the provisions of an amended Merger Agreement with OMAX, net of a $2.8 million discount on two subordinated notes issued to OMAX in fiscal year 2010. Refer to further detail in Note 18 - Provision for Patent Litigation and Termination of OMAX Merger Agreement.

In fiscal year 2009, the Company expensed $3.8 million of previously deferred direct transaction costs which had been capitalized as part of the contemplated acquisition cost of OMAX .
The following table summarizes the Company’s restructuring and other operating charges, net:

	Fiscal Year Ended April 30,
	2010	2009
Severance and termination benefits	$1,604	$2,339
Lease termination costs and long-lived assets impairment charge	—	187
Inventory write-down	—	144
Gain on sale of building	(601)	—
Merger termination charge	3,219	—
OMAX direct transaction fees	—	3,767
	$4,222	$6,437

The following table summarizes the activity of the Company’s restructuring liability:

Consolidated
Balance, April 30, 2009	$182
Restructuring charges	1,604
Cash payments	(1,631)
Balance, April 30, 2010	$155
Restructuring charges	—
Cash payments	(155)
Balance, April 30, 2011	$—

Note 16 : Fair Value of Financial Instruments

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

The effect of derivative instruments on the Consolidated Statement of Operations for the respective fiscal years ended April 30, 2011, 2010 and 2009 was as follows:

The Effect of Derivative Instruments on the Statement of Operations
	Location of Gain or
Derivatives Not Designated as Hedging	(Loss) Recognized in	Fiscal Year Ended April 30,
Instruments Under Accounting Literature	Income on Derivative	2011	2010	2009
Foreign exchange forward contracts	Other Income	$—	$—	$1,232

There were no open forward exchange contracts for the respective fiscal years ended April 30, 2011 and 2010. Accordingly, the Company had no financial assets and liabilities that qualified for fair value measurement and disclosure.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Nonfinancial nonrecurring assets and liabilities included on the Company's Consolidated Balance Sheets consist of long-lived assets, including cost-method investments and long-term subordinated notes issued to OMAX, that are measured at fair value and tested and measured for impairment, when necessary.

Cost Method Investment

As of April 30, 2011, the carrying value of the Company's investment in Dardi was $3.7 million. The fair value of the Company's investment in Dardi was not estimated as there were no events or changes in circumstances that may have a significant adverse effect on the fair value of the investment, and the Company's management determined that it was not practicable to estimate the fair value of the investment. Further, there are no quoted market prices for the Company's investment, and sufficient information is not readily available for the Company to utilize a valuation model to determine its fair value without incurring excessive costs relative to the materiality of the investment. The Company's cost method investment is evaluated, on at least a quarterly basis for potential other-than-temporary impairment, or when an event of change in circumstances has occurred, that may have a significant adverse effect on the fair value of the investment.

Impairment indicators the Company considers in each reporting period include the following: whether there has been a significant deterioration in earnings performance, asset quality or business prospects; a significant adverse change in the regulatory, economic, or technological environment; a significant adverse change in the general market condition or geographic area in which the investment operates; industry and sector performance; current equity and credit market conditions; any bona fide offers to purchase the investment for less than the carrying value; and factors that raise significant concern, such as negative cash flow from operations or working capital deficiencies. Since there is no active trading market for this investment, it is for the most part illiquid. Future changes in market conditions, the future performance of the investment, or new information provided by Dardi's management could affect the recorded value of the investment and the amount realized upon liquidation. Due to the significant unobservable inputs, the fair value measurements used to evaluate impairment are a Level 3 input.

Subordinated Notes

In fiscal year 2010, the Company had an initial measurement of long-term subordinated notes issued to OMAX. These notes were issued to OMAX during the second quarter of fiscal year 2010. These subordinated notes do not trade in an active market and, therefore observable price quotations are not available. In the absence of observable price quotations, the fair value was determined based on a discounted cash flow model which incorporated the effects of the Company's own credit risk in the fair value of the liability. The cash flow assumptions were based on the Company's contractual cash flows and the anticipation that the Company will pay the debt according to its contractual terms and were considered Level 3 inputs. Specifically, in calculating the fair value of these notes, the Company used a four-year maturity date of August 17, 2013 and a discount rate of 10% which was the rate at which management believed the Company could obtain financing of a similar nature from other sources. Since there have been no material changes in the Company's financial condition and no material modifications to the subordinated notes, the estimated fair value of these notes approximates carrying value as of April 30, 2011. The carrying amount of these notes as of April 30, 2011 was $8.7 million.

The carrying values of the Company's current assets and liabilities due within one-year approximate fair values due to the short-term maturity of these instruments.

Note 17: Business Segments and Geographic Information

The Company reports its operating results to its Chief Executive Officer, who is the chief operating decision maker, based on market segments which is consistent with management’s long-term growth strategy. The Company has two reportable segments: Standard and Advanced. The Standard segment includes sales and cost of sales related to the Company’s cutting, surface preparation and cleaning systems using ultrahigh-pressure water pumps, as well as parts and services to sustain these installed systems. Systems included in this segment do not require significant custom configuration. The Advanced segment includes sales and cost of sales related to the Company’s complex aerospace and automation systems which require specific custom configuration and advanced features, including robotics, to match unique customer applications as well as parts and services to sustain these installed systems.

Segment results are measured based on revenue growth and gross margin. All other expenses and earnings are aggregated and reported on a consolidated basis. It is not practicable to segregate total assets by segment. Total assets for the respective fiscal years ended April 30, 2011 and 2010 were $153.1 million and $131.2 million. A summary of operations by reportable segment is as follows:

	Fiscal Year Ended April 30,
	2011	2010	2009
Standard Segment:
Sales	187,887	137,514	181,132
Gross Margin	78,321	56,097	79,869
Advanced Segment:
Sales	28,637	36,235	28,971
Gross Margin	6,140	11,670	8,459
Total:
Sales	216,524	173,749	210,103
Gross Margin	84,461	67,767	88,328

For the fiscal year ended April 30, 2010 sales the Company's largest customer in the Advanced segment, accounted for 11% of its consolidated sales. Total Sales to this customer were $19.2 million for the fiscal year ended April 30, 2010. No single customer or group of customers under common control accounted for 10% of more of the Company's total consolidated sales for the respective fiscal years ended April 30, 2011 and 2009.

The table below represents the Company's sales by product line:

	Fiscal Year Ended April 30,
	2011	2010	2009
System Sales	$146,152	$116,132	$145,944
Consumable Parts Sales	70,372	57,617	64,159
	$216,524	$173,749	$210,103

The table below presents the Company's sales to unaffiliated customers and long-lived assets by geographical region:

	United States	Europe	Asia	Other Foreign	Eliminations	Consolidated
Fiscal Year 2011
Sales:
Customers (i)	$118,882	$42,929	$32,011	$22,702	$—	$216,524
Inter-area (ii)	39,554	63	1,592	138	(41,347)	—
Total Sales	$158,436	$42,992	$33,603	$22,840	$(41,347)	$216,524
Long-Lived Assets	$46,686	$6,300	$1,294	$691	$—	$54,971
Fiscal Year 2010
Sales:
Customers (i)	$104,032	$31,555	$25,365	$12,797	$—	$173,749
Inter-area (ii)	51,396	830	897	—	(53,123)	—
Total Sales	$155,428	$32,385	$26,262	$12,797	$(53,123)	$173,749
Long-Lived Assets	$47,715	$7,050	$2,080	$269	$—	$57,114
Fiscal Year 2009
Sales:
Customers (i)	$112,458	$48,515	$31,750	$17,380	$—	$210,103
Inter-area (ii)	59,668	101	1,520	696	(61,985)	—
Total Sales	$172,126	$48,616	$33,270	$18,076	$(61,985)	$210,103
Long-Lived Assets	$38,661	$4,974	$5,633	$264	$185	$49,717

i.	U.S. sales to unaffiliated customers in foreign countries were $25.5 million, $33.1 million, and $24.0 million in fiscal years 2011, 2010, and 2009, respectively.

ii.	Inter-area sales represent products that were transferred between geographic areas at negotiated prices. These amounts have been eliminated in the consolidation.

Note 18: Provision for Patent Litigation and Termination of OMAX Merger Agreement

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

(2) An amendment to the existing Merger Agreement which provided for the following:

•	A non-refundable cash payment of $2 million to OMAX for the extension of the closing of the merger from March 31, 2009 to August 15, 2009 - with closing at the Company's option; and

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

Note 19: Discontinued Operations

The Company recorded a charge of $1.1 million for the fiscal year ended April 30, 2010 as an adjustment to the loss on the disposal of the Avure Business, which was reported as discontinued operations for the fiscal year ended April 30, 2006. Refer to further discussion on this charge in Note 8 - Commitments and Contingencies.

In fiscal year 2009, the Company shut down its CIS Technical Solutions division (“CIS” division), which provided technical services to improve the productivity of automated assembly lines and would have been reported as part of the Advanced segment. As a result of this action, the Company recognized $0.8 million in total closure costs during fiscal 2009, which was comprised of $0.5 million in employee termination benefits and $0.3 million of facility closure costs, net of $54,000 proceeds from the sale of divisional assets. All of the severance costs for the CIS division were paid out as of April 30, 2010.

The Company has classified the financial results of its CIS division as discontinued operations in the Consolidated Statements of Operations for all periods presented. The Consolidated Balance Sheets as of April 30, 2011 and 2010 and the Consolidated Statements of Cash Flows for the respective fiscal years ended April 30, 2011, 2010 and 2009 do not reflect discontinued operations treatment for the CIS division as the related amounts are not material.

Summarized financial information for this discontinued operation for fiscal year ended April 30, 2009 is set forth below:

Fiscal Year Ended April 30,
2009
Sales	$1,605
Loss before provision for income taxes	(733)
Provision for income taxes	—
Loss from operations of discontinued operations	$(733)

Note 20: Selected Quarterly Financial Information (unaudited)

Quarterly financial data provides a review of the Company's results and performance throughout the year. Our earnings (loss) per share for the full year may not equal the sum of the four quarterly earnings per share amounts because of common share activity during the year. The operating results for any quarter are not necessarily indicative of results for any future period.

Summarized unaudited quarterly financial data was as follow:

	Fiscal Year Ended April 30, 2011
	First	Second	Third	Fourth	Total
Sales	$46,580	$52,935	$57,473	$59,536	$216,524
Gross Margin	19,333	19,853	23,092	22,183	84,461
Income (Loss) From Continuing Operations	(531)	(220)	1,281	478	1,008
Net Income (Loss)	(540)	(323)	1,241	388	766
Basic and Diluted Income (Loss) Per Share:
Income (Loss) From Continuing Operations	$(0.01)	$(0.01)	$0.03	$0.01	$0.02
Net Income (Loss)	$(0.01)	$(0.01)	$0.03	$0.01	$0.02

	Fiscal Year Ended April 30, 2010
	First (i)	Second	Third	Fourth	Total
Sales	$37,752	$42,037	$45,356	$48,604	$173,749
Gross Margin	13,976	16,632	18,223	18,936	67,767
Income (Loss) From Continuing Operations	(7,398)	689	(798)	118	(7,389)
Net Income (Loss)	(8,546)	697	(747)	112	(8,484)
Basic and Diluted Income (Loss) Per Share:
Income (Loss) From Continuing Operations	$(0.20)	$0.02	$(0.02)	$—	$(0.17)
Net Income (Loss)	$(0.23)	$0.02	$(0.02)	$—	$(0.19)

i.
Included in the fiscal year 2010 first quarter results was a charge of $6 million, net of a $2.8 million discount, for two subordinated notes issued to OMAX pursuant to the terms of the amended Merger Agreement and the Settlement and Cross Licensing Agreement which is discussed in Note 18: Provision for Patent Litigation and Termination of OMAX Merger Agreement.

FLOW INTERNATIONAL CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Classifications	Balance at Beginning of Period	Charged to Costs and Expenses	Other	Deductions*	Balance at End of Period
	(In thousands)
Fiscal Year Ended April 30:
Allowance for Doubtful Accounts
2011	$1,152	$434	$25	$(307)	$1,304
2010	$2,234	$813	$144	$(2,039)	$1,152
2009	$3,367	$1,225	$(319)	$(2,039)	$2,234

*	Write-offs of uncollectible accounts

Classifications	Balance at Beginning of Period	Net Change	Balance at End of Period
	(In thousands)
Fiscal Year Ended April 30:
Valuation Allowance on Deferred Tax Assets
2011	$10,083	$(351)	$9,732
2010	$10,265	$(182)	$10,083
2009	$8,894	$1,371	$10,265

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (referenced herein as the Exchange Act), we carried out, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of April 30, 2011.

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the current disclosure controls and procedures as of April 30, 2011 are effective, at the reasonable assurance level, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

The purpose of disclosure controls is to ensure that information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. The purpose of internal controls is to provide reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use and our transactions are properly recorded and reported to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Our management does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. An effective control system provides reasonable assurance that the objectives of the control system are met. The design of a control system must also reflect the fact that there are resource constraints, with the benefits of controls considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud (if any) within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that simple errors or mistakes can occur. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Our internal controls are evaluated on an ongoing basis by our internal audit function. The overall goals of these various evaluation activities are to monitor our disclosure and internal controls and to make modifications as necessary, as disclosure and internal controls are intended to be dynamic systems that change (including improvements and corrections) as conditions warrant. Part of this evaluation is to determine whether there were any significant deficiencies or material weaknesses in our internal controls, or whether we had identified any acts of fraud involving personnel who have a significant role in our internal controls. Significant deficiencies are deficiencies, or combination of deficiencies, in internal control over financial reporting that are less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting. Material weaknesses are deficiencies, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Controls

In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there were no changes identified in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of April 30, 2011, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (or the COSO criteria).

Based on our assessment, management believes that, as of April 30, 2011 the Company's internal controls over financial reporting were effective.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Flow International Corporation
Kent, Washington

We have audited the internal control over financial reporting of Flow International Corporation and subsidiaries (the "Company") as of April 30, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended April 30, 2011, of the Company and our report dated June 23, 2011, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Seattle, Washington
June 23, 2011

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding directors and executive officers of the registrant and corporate governance is incorporated herein by reference from our 2011 Proxy Statement.

Item 11. Executive Compensation

Information regarding executive compensation is incorporated herein by reference from our 2011 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding securities authorized for issuance under equity compensation plans, security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference from our 2011 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships, related transactions and director independence is incorporated herein by reference from our 2011 Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information regarding fees paid to our principal accountant and our Audit Committee's pre-approval policies and procedures is incorporated herein by reference from our 2011 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as a part of this report:
1. Consolidated Financial Statements.
See Item 8 of Part II for a list of the Financial Statements filed as part of this report.
2. Financial Statement Schedules.
See Item 8 of Part II for a list of the Financial Statement Schedules filed as part of this report.
3. Exhibits. See subparagraph (b) below.

(b) Exhibits.

Exhibit Number
3.1	Restated Articles of Incorporation, filed with the State of Washington on April 27, 2005. (Incorporated by reference to Exhibit 3(i).1 to the registrant's Form 8-K dated May 3, 2005.)
3.1(b)
Articles of Amendment of Restated Articles of Incorporation, field with the State of Washington on September 10, 2009. (Incorporated by reference to Exhibit 3.1(b) to the registrant's Form 8-K dated September 11, 2009.)

3.2	By-Laws of Flow International Corporation as amended on June 23, 2009. (Incorporated by reference to Exhibit 3.4 to the registrant's Form 8-K dated June 25, 2009.)
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
10.3
Flow International Corporation Voluntary Pension and Salary Deferral Plan and Trust Agreement, as amended and restated effective January 1, 2002. (Incorporated by reference to Exhibit 10.3 to the registrant's Annual Report on Form 10-K for the year ended April 30, 2003.)

10.4	Form of Long Term Incentive Plan for Executives. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed September 27, 2005.)
10.5
Flow International Corporation 2005 Equity Incentive Plan, as amended and restated September 10, 2009. (Incorporated by reference to Exhibit 10.1 to the registrant's Form 8-K dated September 11, 2009.)

10.6
Lease dated January 30, 2003 between Flow International and Property Reserve, Inc. (Incorporated by reference to Exhibit 10.11 to the registrant's Annual Report on Form 10-K for the year ended April 30, 2003.)

10.7
Credit Agreement dated as of June 10, 2009 among Flow International Corporation, Bank of America, N.A. and U.S. Bank National Association. (Incorporated by reference to Exhibit 10.1 to the registrant's Form 8-K dated June 11, 2009.)

10.8	Second Amended and Restated Credit Agreement dated June 10, 2009. (Incorporated by reference to Exhibit 10.1 to the registrant's Form 8-K dated March 3, 2011.)
10.9	First Amendment dated August 28, 2009 to the Second Amended and Restated Credit Agreement. (Incorporated by reference to Exhibit 10.1 to the registrant's Form 8-K dated September 1, 2009.)
10.10
Third Amended and Restated Credit Agreement Dated as of March 2, 2011 among Flow International Corporation as the Borrower, Bank of America, N.A. as Agent, Swing Line Lender and L/C Issuer, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager. (Incorporated by reference to Exhibit 10.1 to the registrant's Form 8-K dated March 3, 2011.)

10.11	Settlement Agreement Including Cross-Licensing Agreement dated March 12, 2009. (Incorporated by reference to Exhibit 10.3 to the registrant's Form 8-K dated March 12, 2009.)
10.12	Employment Agreement dated July 3, 2007 between Flow International Corporation and Charles M. Brown. (Incorporated by reference to Exhibit 99.2 to the registrant's Form 8-K dated July 5, 2007.)
10.13
First Amendment to Employment Agreement dated May 15, 2008 between Flow International Corporation and Charles M. Brown. (Incorporated by reference to Exhibit 99.1 to the registrant's Form 8-K dated May 19, 2008.)

10.14
Severance Agreement by and between Flow International Corporation and Charles M. Brown dated September 21, 2010. (Incorporated by reference to Exhibit 99.1 to the registrant's Form 8-K dated September 23, 2010.)

21.1	Subsidiaries of the Registrant*
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm*
31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Debt Covenant Compliance as of April 30, 2011*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOW INTERNATIONAL CORPORATION

/s/ Charles M. Brown
Charles M. Brown
President and Chief Executive Officer
(Principle Executive Officer)
June 23, 2011

 Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities on June 23, 2011.

Signature	Title

/s/ Charles M. Brown	President and Chief Executive Officer
Charles M. Brown	(Principal Executive Officer)

/s/ Allen M. Hsieh	Vice President and Chief Financial Officer
Allen M. Hsieh	(Principal Financial and Accounting Officer)

/s/ Jerry L. Calhoun	Chairman
Jerry L. Calhoun

/s/ Richard P. Fox	Director
Richard P. Fox

/s/ Larry A. Kring	Director
Larry A. Kring

/s/ Lorenzo C. Lamadrid	Director
Lorenzo C. Lamadrid

/s/ Kathryn L. Munro	Director
Kathryn L. Munro

/s/ Patrick J. Byrne	Director
Patrick J. Byrne

/s/ Bradley D. Tilden	Director
Bradley D. Tilden