Form 10-Q
period 2011-07-31
FLOW INTERNATIONAL CORP
filed 2011-09-02
CIK 713002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2011
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
The registrant had 47,720,076 shares of Common Stock, $0.01 par value per share, outstanding as of August 22, 2011.

FLOW INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)
(unaudited)

	July 31, 2011	April 30, 2011
ASSETS
Current Assets:
Cash and Cash Equivalents	$7,941	$9,096
Restricted Cash	1,414	1,766
Receivables, net	42,990	47,082
Inventories, net	31,720	28,609
Other Current Assets	10,565	11,539
Total Current Assets	94,630	98,092
Property and Equipment, net	18,974	19,104
Intangible Assets, net	4,764	4,738
Deferred Income Taxes, net	25,630	25,171
Other Long-Term Assets	6,047	5,958
Total Assets	$150,045	$153,063

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes Payable	$3,100	$5,500
Current Portion of Long-Term Obligations	20	25
Accounts Payable	18,098	17,363
Accrued Payroll and Related Liabilities	6,984	7,080
Taxes Payable and Other Accrued Taxes	2,590	2,378
Deferred Revenue and Customer Deposits	11,103	13,317
Other Accrued Liabilities	11,028	11,298
Total Current Liabilities	52,923	56,961
Deferred Income Taxes	5,517	5,711
Subordinated Notes	8,930	8,723
Other Long-Term Liabilities	2,230	2,214
Total Liabilities	69,600	73,609

Commitments and Contingencies
Shareholders’ Equity:
Series A 8% Convertible Preferred Stock, $.01 par value, 1,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $.01 par value, 84,000 shares authorized; 47,720 and 47,378 shares issued and outstanding	472	469
Capital in Excess of Par	161,927	161,741
Accumulated Deficit	(78,410)	(79,121)
Accumulated Other Comprehensive Income (Loss):
Defined Benefit Plan Obligation, net of income tax	(68)	(68)
Cumulative Translation Adjustment, net of income tax	(3,476)	(3,567)
Total Shareholders’ Equity	80,445	79,454
Total Liabilities and Shareholders’ Equity	$150,045	$153,063
See Accompanying Notes to Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	July 31,
	2011	2010
Sales	$60,030	$46,580
Cost of Sales	36,910	27,247
Gross Margin	23,120	19,333
Operating Expenses:
Sales and Marketing	12,696	10,596
Research and Engineering	2,656	2,146
General and Administrative	6,609	5,958
Total Operating Expenses	21,961	18,700
Operating Income	1,159	633
Interest Income	40	21
Interest Expense	(311)	(413)
Other Income (Expense), net	(134)	292
Income Before Taxes	754	533
Provision for Income Taxes	(100)	(1,064)
Income (Loss) from Continuing Operations	654	(531)
Income (Loss) from Discontinued Operations, net of Income Tax of $0 and $0	57	(9)
Net Income (Loss)	$711	$(540)
Basic and Diluted Income (Loss) Per Share:
Income (Loss) from Continuing Operations	$0.01	$(0.01)
Discontinued Operations	—	—
Net Income (Loss)	$0.01	$(0.01)
Weighted Average Shares Used in Computing Basic and Diluted Income (Loss) Per Share:
Basic	47,532	47,044
Diluted	47,541	47,044
See Accompanying Notes to Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Three Months Ended
	July 31,
	2011	2010
Cash Flows from Operating Activities:
Net Income (Loss)	$711	$(540)
Adjustments to Reconcile Net Income (Loss) to Cash Provided by Operating Activities:
Depreciation and Amortization	1,572	1,622
Deferred Income Taxes	(57)	1,035
Provision for Slow Moving and Obsolete Inventory	145	102
Bad Debt Expense	178	31
Warranty Expense	1,035	767
Incentive Stock Compensation Expense	577	643
Unrealized Foreign Exchange Currency (Gains) Losses	404	(368)
Amortization and Write-off of Deferred Debt Issuance Costs	18	110
Indemnification Charge	(57)	9
Interest Accretion on Subordinated Notes	207	183
Other	2	9
Changes in Operating Assets and Liabilities:
Receivables	3,919	653
Inventories	(3,367)	(2,395)
Other Operating Assets	277	415
Accounts Payable	(136)	(388)
Accrued Payroll and Related Liabilities	128	(73)
Deferred Revenue and Customer Deposits	(2,141)	1,074
Other Operating Liabilities	(1,545)	(1,078)
Net Cash Provided by Operating Activities	1,870	1,811
Cash Flows From Investing Activities:
Expenditures for Property and Equipment	(557)	(508)
Expenditures for Intangible Assets	(74)	(189)
Proceeds from Sale of Property and Equipment	38	17
Restricted Cash	309	(116)
Net Cash Used in Investing Activities	(284)	(796)
Cash Flows from Financing Activities:
Borrowings under Credit Facility	14,900	12,000
Repayments under Credit Facility	(17,300)	(12,350)
Repayments Under Other Financing Arrangements	(41)	(22)
Net Cash Used in Financing Activities	(2,441)	(372)
Effect of Changes in Exchange Rates	(300)	214
Net Change in Cash And Cash Equivalents	(1,155)	857
Cash and Cash Equivalents, Beginning of Period	9,096	6,367
Cash and Cash Equivalents, End of Period	$7,941	$7,224
Supplemental Disclosures of Cash Flow Information:
Cash Paid during the Period for:
Interest	132	83
Income Taxes	378	382
Supplemental Disclosures of Noncash Investing and Financing Activities:
Accounts Payable Incurred to Acquire Property and Equipment and Intangible Assets	983	180

See Accompanying Notes to Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(in thousands; unaudited)

					Accumulated Other Comprehensive Loss
	Common Stock		Capital In Excess of Par			Total Shareholders' Equity
	Shares	Par Value		Accumulated Deficit
Balances, April 30, 2010	46,927	$465	$159,605	$(79,887)	$(4,559)	$75,624
Components of Comprehensive Loss:
Net Loss				(540)		(540)
Cumulative Translation Adjustment, Net of Income Tax of $21					(277)	(277)
Total Comprehensive Loss						(817)
Stock Compensation	223	2	340			342
Balances, July 31, 2010	47,150	$467	$159,945	$(80,427)	$(4,836)	$75,149

Balances, April 30, 2011	47,378	$469	$161,741	$(79,121)	$(3,635)	$79,454
Components of Comprehensive Income:
Net Income				711		711
Cumulative Translation Adjustment, Net of Income Tax of $15					91	91
Total Comprehensive Income						802
Stock Compensation	342	3	186			189
Balances, July 31, 2011	47,720	$472	$161,927	$(78,410)	$(3,544)	$80,445
See Accompanying Notes to Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All tabular dollar amounts in thousands, except per share amounts)
(Unaudited)

Note 1: Basis of Presentation
In the opinion of the management of Flow International Corporation (the “Company”), the accompanying unaudited condensed consolidated financial statements (“financial statements”) are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) for interim financial information and rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited financial statements reflect all adjustments, which in the opinion of management are necessary to fairly state the financial position, results of operations and cash flows for the interim periods presented. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2011.
The preparation of these interim condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company’s financial statements. Operating results for the three months ended July 31, 2011 may not be indicative of future results.
Fair Value of Financial Instruments
The carrying value of the Company’s current assets and liabilities approximate fair values due to the short-term maturity of these assets and liabilities. Nonfinancial assets and liabilities measured on a nonrecurring basis that are included in the Company’s Condensed Consolidated Balance Sheets consist of long-lived assets, including cost-method investments and long-term subordinated notes issued to the OMAX Corporation ("OMAX"), that are measured at fair value when impairment indicators exist. Due to significant unobservable inputs, the fair value measures used to evaluate impairment and to calculate a prevailing market interest rate are Level 3 inputs. The carrying amount of these nonfinancial assets and liabilities measured on a nonrecurring basis approximates fair value unless otherwise disclosed in these financial statements.

Note 2: Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements
On May 1, 2011, the Company adopted guidance issued by the Financial Accounting Standards Board (“FASB”) regarding multiple-deliverable revenue arrangements and software that is essential to the functionality of products. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. In addition, software components that are essential to the functionality of the tangible products are no longer within the scope of the software revenue guidance. Adoption of the new guidance did not have a material impact on the financial statements.
Recent Accounting Pronouncements Not Yet Adopted
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, Comprehensive Income (“or ASU 2011-05”). The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity.  Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or two separate but consecutive statements. The new guidance will be effective for fiscal years and interim periods beginning after December 15, 2011. Adoption of the new guidance will not change the components that are reported in other comprehensive income, it will only revise the manner in which comprehensive income is presented in the financial statements.
In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement. The FASB issued the new guidance to achieve common fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards. This ASU clarifies existing fair value measurement and disclosure requirements, amends certain fair value measurement principles and requires additional disclosures about fair value measurements. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. Other than requiring additional disclosures, the Company does not anticipate the adoption of this new guidance to have a material impact on the financial statements.

Note 3: Receivables, Net
Net receivables as of July 31, 2011 and April 30, 2011 consisted of the following:

	July 31, 2011	April 30, 2011
Trade Accounts Receivable	$31,176	$37,521
Unbilled Revenues	13,253	10,865
	44,429	48,386
Less: Allowance for Doubtful Accounts	(1,439)	(1,304)
Receivables, net	$42,990	$47,082
Unbilled revenues do not contain any amounts which are expected to be collected after one year.

Note 4: Inventories
Inventories as of July 31, 2011 and April 30, 2011 consisted of the following:

	July 31, 2011	April 30, 2011
Raw Materials and Parts	$20,046	$18,134
Work in Process	2,669	1,945
Finished Goods	9,005	8,530
Inventories, net	$31,720	$28,609
Note 5: Notes Payable
Notes payable as of July 31, 2011 and April 30, 2011 consisted of the following:

	July 31, 2011	April 30, 2011
Credit Facility	$3,100	$5,500
The Company has a $25.0 million Credit Facility that matures March 2, 2014. The agreement requires the Company to maintain the following financial covenants:

Maximum Consolidated	Minimum Fixed Charge
Leverage Ratio (i)	Coverage Ratio (ii)
2.75x	1.75x
_________________________________

(i)
Defined as the ratio of consolidated indebtedness, excluding the subordinated notes issued to OMAX, to consolidated adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) for the most recent four fiscal quarters.

(ii)
Defined as the ratio of Adjusted EBITDA, less income taxes and maintenance capital expenditures, during the most recent four quarters to the sum of interest charges during the most recent four quarters and scheduled debt repayments in the next four quarters.

A violation of any of the covenants above would result in an event of default and accelerate the repayment of all unpaid principal and interest and the termination of any letters of credit. The Company was in compliance with all its financial covenants as of July 31, 2011. All of the Company's domestic assets and certain interests in some foreign subsidiaries are pledged as collateral under the three-year Credit Facility Agreement. In addition, the terms of the Credit Facility Agreement limit the Company's ability to pay dividends.

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

As of July 31, 2011, the Company had $19.9 million available under its Credit Facility, net of $3.1 million in outstanding borrowings, and $2.0 million in outstanding letters of credit.

Revolving Credit Facility in Taiwan
There were no outstanding balances under the Company’s unsecured Taiwan credit facility as of July 31, 2011. The unsecured commitment for the Taiwan credit facility totaled $1.4 million at July 31, 2011, bearing interest at 2.4% per annum.

Note 6: Commitments and Contingencies
Warranty Obligations
The Company believes that its warranty accrual as of July 31, 2011, which is included in the Other Accrued Liabilities line item in the Condensed Consolidated Balance Sheets, is sufficient to cover expected warranty costs. The following table presents the fiscal year 2012 year-to-date activity for the Company’s warranty obligations:

Warranty liability as of April 30, 2011	$2,804
Increase in warranty liability on fiscal year 2012 sales	1,035
Reduction in warranty liability for claims in fiscal year 2012	(995)
Warranty liability as of July 31, 2011	$2,844
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
In litigation arising out of a June 2002 incident at a Crucible Metals' (“Crucible”) facility, the Company's excess insurance carrier is contesting its obligation to provide coverage for property damage.  The suits over insurance coverage, Flow Autoclave Systems, Inc., Flow Pressure Systems, ABB Pressure Systems, Avure Technologies AB and Avure Technologies, Inc. v. Lumbermens Mutual Casualty and Kemper Insurance Co., and Lumbermens Mutual Casualty Company v. Flow International Corporation, Flow Autoclave Systems, Inc., Flow Pressure Systems, ABB Pressure Systems, Avure Technologies AB and Avure Technologies, Inc., were originally filed in Supreme Court of the State of New York, County of Onondaga, Index No. 2005-2126 in 2005, and sought a declaratory judgment of the rights of the parties under the insurance policy issued by the carrier. The carrier, Lumbermens Mutual Casualty Company, had settled the claims relating to this incident for a total of approximately $3.4 million and is seeking a declaratory judgment that it was not obligated to pay the claim in the remaining lawsuit, Lumberment Mutual Casualty Company v. Flow International Corporation, Flow Autoclave Systems, Inc., Flow Pressure Systems, ABB Pressure Systems, Avure Technologies AB, Avure Technologies, Inc., Travelers Property Casualty Company of America and Zurich American Insurance Company as subrogees of Crucible Materials Corporation, and Crucible Materials Corporation, filed in United States District Court for the Northern District of New York on August 13, 2008, case number 08-CV-865. The Company intends to vigorously contest the carrier's claim; however, the ultimate outcome or likelihood of this specific claim cannot be determined at this time and an unfavorable outcome ranging from $0 to $3.4 million is reasonably possible.
Other Claims or Assessments
In fiscal year 2009, the Company was notified by the purchaser of its Avure business (reported as a discontinued operation for the year ended April 30, 2006), that the Swedish Tax Authority was conducting an audit which included periods when the Company had owned the business. In the sale agreements, the Company made commitments to indemnify the purchaser for certain claims, including tax matters relating to the periods when it owned the business. The Swedish tax authority concluded its audit and issued a final report in November 2009 initially asserting that Avure owes 19.5 million Swedish Krona in additional taxes, penalties and fines. In April 2010, the Company filed an appeal to contest the Swedish Tax Authority's assertion. Since the filing of the Company's appeal, there has been further correspondence with the Swedish tax authorities as the Company continues to contest the findings. A charge was recorded in the first quarter of fiscal year 2010 related to the periods when the Company owned Avure. This charge was accounted for as an adjustment to the loss on the disposal of the Avure business and is reported as a charge to discontinued operations in the Company's Consolidated Statements of Operations. As of July 31, 2011, the Company has accrued $1.4 million related to the Avure matter. The balance of the accrued liability will fluctuate period over period with changes in foreign currency rates until such time as the matter is ultimately resolved.

Note 7: Stock-based Compensation
The Company maintains a stock-based compensation plan (the “2005 Plan”) which was adopted to attract and retain talented employees and promote the growth and success of the business by aligning long-term interests of employees with those of shareholders. Shares are issuable in the form of common stock, restricted stock, performance stock units, stock options, stock appreciation rights, or cash awards.
Stock Options
The following table summarizes stock option activities for the three months ended July 31, 2011:

	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)
Outstanding at April 30, 2011	489,438	$10.37	$—	5.2
Granted	—	—
Exercised	—	—
Expired or forfeited	(4,145)	9.88
Outstanding at July 31, 2011	485,293	$10.37	$—	5.0
Vested and Exercisable at July 31, 2011	441,538	$10.43	$—	4.8
There were no options granted or exercised for the respective three months ended July 31, 2011 and 2010.
For the respective three months ended July 31, 2011 and 2010, the Company recognized compensation expense related to stock options of $0.1 million in each period. As of July 31, 2011, total unrecognized compensation cost related to nonvested stock options was $0.2 million, which is expected to be recognized over a weighted average period of 1 year.
Service and Performance-Based Stock Awards
The Company grants stock awards to employees and non-employee directors of the Company with service and/or performance conditions. Each non-employee director is eligible to receive and is granted fully vested common stock worth $40,000 annually. The compensation cost of the common stock or restricted stock units are based on their fair value at the grant date and recognized ratably over the service or performance period.
The following table summarizes the service and performance-based stock award activities for employees for the three months ended July 31, 2011:

	Number of Shares	Weighted- Average Grant-date Fair Value
Nonvested at April 30, 2011	1,634,778	$2.90
Granted	720,028	3.42
Vested	(362,059)	3.04
Forfeited	(8,377)	2.71
Nonvested at July 31, 2011	1,984,370	$3.07
For the respective three months ended July 31, 2011 and 2010, the Company recognized compensation expense related to service and performance-based stock awards of $0.5 million and $0.5 million. As of July 31, 2011, total unrecognized compensation cost related to service and performance-based stock awards of $4.5 million is expected to be recognized over a weighted average period of 2.6 years.

Note 8: Basic and Diluted Income (Loss) per Share
Basic income (loss) per share is calculated by dividing income (loss) from continuing operations by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is calculated by dividing income (loss) from continuing operations by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares include the dilutive effects of outstanding stock options and non-vested stock units except where their inclusion would be antidilutive.
The following table sets forth the computation of basic and diluted income (loss) from continuing operations per share for the respective three months ended July 31, 2011 and 2010:

	Three Months Ended
	July 31,
	2011	2010
Income (Loss) from Continuing Operations	$654	$(531)
Weighted average shares used in computing basic income (loss) per share	47,532	47,044
Dilutive potential common shares from employee stock options and restricted stock units	9	—
Weighted average shares used in computing diluted income (loss) per share	47,541	47,044
Basic and diluted income (loss) from continuing operations per share	$0.01	$(0.01)
There were 2.0 million and 2.3 million potentially dilutive common shares from employee stock options and restricted stock units which were excluded from the diluted weighted average per share calculation for the respective three months ended July 31, 2011 and 2010, as their effect would be antidilutive.

Note 9: Other Income (Expense), Net
The following table sets forth the detail of Other Income (Expense), net:

	Three Months Ended
	July 31,
	2011	2010
Realized Foreign Exchange Gains (Losses), net	$255	$(97)
Unrealized Foreign Exchange Gains (Losses), net	(404)	368
Other	15	21
Other Income (Expense), net	$(134)	$292

Note 10: Income Taxes

For the three months ended July 31, 2011, the Company recorded income tax expense of $0.1 million compared to income tax expense of $1.1 million in the same period last year. For the three months ended July 31, 2011, the income tax expense is lower than normal as the Company recorded a $0.3 million tax benefit resulting from the tax impact on intercompany transactions. For the three months ended July 31, 2010 the income tax expense was higher than normal as the Company recorded the impact of a $1.9 million repatriation treated as a dividend for income tax purposes and the tax impact of losses from subsidiaries for which a full valuation allowance is maintained.
The Company anticipates generating sufficient future taxable income to realize the benefits of its U.S. and certain of its foreign deferred tax assets while continuing to provide a full valuation allowance against its net operating losses and other net deferred tax assets in certain other foreign tax jurisdictions. The Company's valuation allowance, which was $9.7 million at July 31, 2011 and April 30, 2011, is mainly attributable to foreign net operating losses. Most of the foreign losses can be carried forward indefinitely, with certain amounts expiring between fiscal years 2014 and 2017.
As of July 31, 2011, the Company has not made a provision for U.S. or additional foreign withholding taxes for the excess of the financial reporting carrying value over the tax basis of investments in foreign subsidiaries with the exception of its subsidiaries in Taiwan, Japan, and Switzerland for which it provides deferred taxes.

Note 11: Segment Information
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
Segment results are measured based on revenue growth and gross margin. A summary of operations by reportable segment is as follows:

	Three Months Ended
	July 31,
	2011	2010
Standard Segment:
Sales	53,004	40,843
Gross Margin	21,647	17,457
Advanced Segment:
Sales	7,026	5,737
Gross Margin	1,473	1,876
Total:
Sales	60,030	46,580
Gross Margin	23,120	19,333

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
     We make forward-looking statements of our expectations which include but are not limited to the following examples:

•
statements regarding the effects of global financial and economic conditions, credit and equity market volatility and continued fluctuations in the U.S. economy and the negative impact this may have on our business and financial condition;

•
statements regarding our belief that the diversity of our products and geographic presence along with the expansion of our indirect sales channel will continue to minimize the impact that any one country or economy has on our consolidated results;

•
statements regarding our belief that we are well positioned to continue growing our business organically over the long-term by enhancing our product offerings and expanding our customer base through our global channels of distribution;

•	statements regarding our belief the efforts we undertook during the economic downturn will provide us the opportunity to scale manufacturing in a low cost fashion as demand for our products increases;

•	statements regarding improving cost structure, improved capacity utilization and operating efficiencies;

•	statements regarding our belief that our channels of distribution are unparalleled in our industry and our ability to effectively manage them;

•	statements regarding the reasons for variations in Advanced segment revenues and gross margins;

•	statements regarding increases in selling general and administrative expenses as we continue the roll-out of global marketing initiatives and new product development;

•	statements regarding our use of cash, cash needs, generation of cash through operations, and ability to raise capital and/or use our Credit Facility;

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
Certain other statements in Management’s Discussion and Analysis are forward-looking as defined in the Private Securities Litigation Reform Act of 1995. Our ability to fully implement our strategies and achieve our objective may be influenced by a variety of factors, many of which are beyond our control. For a detailed discussion of risk factors affecting our business and operations, see Item 1A, Risk Factors in our fiscal year 2011 Form 10-K. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements should not be relied on as representing our estimates or views as of any subsequent date.
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
As you read this discussion and analysis, refer to our Condensed Consolidated Statements of Operations included in Item 1 - Condensed Consolidated Financial Statements, which presents the results of our operations for the three months ended July 31, 2011 and 2010. We analyze and explain the differences between the periods in the specific line items of our Condensed Consolidated Statements of Operations. This discussion and analysis has been organized as follows:

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
First Quarter 2012 Highlights

During the first quarter of fiscal year 2012:

•	Our Standard segment systems sales grew by 33% to $33.0 million for the three months ended July 31, 2011 compared to the year-ago quarter with double digit growth rates in all geographies;

•	We continued to experience strong demand for consumable parts across most of our markets with sales increasing by 25% to $20.1 million, which marked a new quarterly record high;

•	Our Advanced segment system sales were $7.0 million for the three months ended July 31, 2011, a 23% increase versus the year-ago quarter;

•
Quarter-over-quarter, our Standard segment gross margins declined by 190 basis points as a result of relatively higher revenue in geographies where we experience somewhat lower gross margins. Our Advanced segment margins were lower primarily due to the effect of the comparative mix of projects for which we recognized revenue under the percentage of completion method;

•	Our operating income was $1.2 million during the three months ended July 31, 2011 compared to operating income of $0.6 million in the year-ago quarter. Our current quarter results reflect fully reinstated wage and employee benefits as discussed in the “Matters Affecting Comparability" section below;

•	We generated net income of $0.7 million or earnings per share of $0.01 which compares to a net loss of $0.5 million or $0.01 per share in the comparative prior period;

•
Our consolidated adjusted earnings before interest, tax and depreciation (“Adjusted EBITDA”) increased from $2.9 million in the year-ago quarter to $3.4 million for the quarter ended July 31, 2011. The increase in Adjusted EBITDA was a direct result of the significant improvement in sales, partially offset by an increase in our operating expenses. A reconciliation of Adjusted EBITDA to net income, which is the GAAP financial measure that is most directly comparable to our non-GAAP financial measure, is provided below.

Looking Ahead
We recently introduced a new Mach 4 Series product, which will be available in North America starting in our third fiscal quarter. This product includes our exclusive HyperPressure™ technology and can be equipped with our advanced Dynamic Waterjet® XD technology, for faster, more accurate bevel and 3D cutting. Unlike any other systems available, it features an expandable modular design, up to 14m (48') in length, and uses a state-of-the-art Roller Pinion System for fast, accurate cutting with zero backlash.  The new Mach 4 is ergonomically designed to improve operator convenience and productivity with features such as lighting to enhance work piece visibility, efficient abrasive removal, and easy access to material and parts.

While we are excited about the launch of this product in North America, we also acknowledge that our business is susceptible to changes in macroeconomic factors, such as credit and equity market volatility and continued fluctuations in the U.S. economy. In general, customers have maintained a cautious approach to capital equipment purchases due to continued economic pressures. Consequently, demand - particularly in North America which is the region most impacted by economic volatility - continues to be difficult to predict. Disciplined capital allocation and working capital management and expense control remain key priorities for us as we continue to navigate the current environment. Historically, our dual-channel access to our wide array of products along with our diverse geographic presence has helped us minimize the impact that any one country or economy has on our consolidated results. We are therefore cautiously optimistic that we will continue to generate positive operating income and Adjusted EBITDA and that these two measures of performance will continue to grow consistently as economic conditions improve.
Reconciliation of Adjusted EBITDA to Net Income:
(in 000s)

	Three Months Ended July 31,
	2011	2010
Net Income (Loss)	$711	$(540)
Add Back:
Depreciation and Amortization	1,572	1,622
Income Tax Provision	100	1,064
Interest Charges	311	413
Non-Cash Charges (i)	666	379
Adjusted EBITDA	$3,360	$2,938

(i)	Allowable Add backs Pursuant to Credit Facility Agreement
We define Adjusted EBITDA as net income (loss), as determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”), excluding the effects of income taxes, depreciation, amortization of intangible assets, interest expense, and other non-cash charges, which includes such items as stock-based compensation expense, foreign currency gains or losses, and other allowable add backs pursuant to our Credit Facility Agreement.
Adjusted EBITDA is a non-GAAP financial measure and the presentation of this non-GAAP financial measure is not intended to be considered in isolation or as a substitute for the financial information presented in accordance with GAAP. The items excluded from this non-GAAP financial measure are significant components of our financial statements and must be considered in performing a comprehensive analysis of our overall financial results. We use this measure, together with our GAAP financial metrics, to assess our financial performance, allocate resources, evaluate our overall progress towards meeting our long-term financial objectives, and to assess compliance with our debt covenants. We believe that this non-GAAP financial measure is useful to investors and analysts in allowing for greater transparency with respect to the supplemental information used by us in our financial and operational decision making. Our calculation of Adjusted EBITDA may not be consistent with calculations of similar measures used by other companies.
Matters Affecting Comparability
The following events occurred in the respective three months ended July 31, 2011 and 2010, which impact the comparability of our results of operations:
Investments in Business
We believe that continued investment in lead generation, product enhancements, new product development and in our employees is critical to achieving our strategic objectives in fiscal 2012 and beyond. Our comparable period-over-period operating expenses will be higher in the current fiscal year due to these ongoing investments. We expect that we will be able to leverage our overall operating expenses in future periods as our business grows.
Currency Translation
The volatility in the global economic environment has resulted in significant volatility in the global currency markets. Since the majority of our international operations are conducted in currencies other than the U.S. dollar, currency fluctuations can have a significant impact on the translation of our international revenues and earnings into U.S. dollar amounts. During the first quarter of fiscal 2012, the U.S. dollar weakened against these currencies versus the comparable prior year period, positively impacting the translation of our international revenues and earnings during the current period.
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
Reinstatement of Previously Reduced Wages and Suspended Employee Benefits
As the global recession set in during fiscal years 2008 and 2009, we responded by implementing permanent and temporary changes to adjust our operating costs. Some of these changes included a temporary reduction in wages or hours worked for a majority of our employees and suspension of certain employee benefits. While these temporary wage reductions and benefit suspensions helped us through the economic downturn, they did not fit into our long-term strategy of attracting and retaining skilled and knowledgeable people. We therefore initiated the reinstatement of these wages and employee benefits using a phased in approach starting in the third quarter of fiscal year 2010. The full reinstatement was completed in the first quarter of the current fiscal year. As a result of these reinstatements, our comparable year-over-year operating expenses are higher in the current comparative period.

Results of Operations
(Tabular amounts in thousands)
Summary Consolidated Results for the Three Months Ended July 31, 2011

	Three Months Ended
	July 31,		Increase (Decrease)
	2011	2010	$	%
Sales	$60,030	$46,580	$13,450	29%
Gross Margin	23,120	19,333	3,787	20%
Selling, General, and Administrative Expenses	21,961	18,700	3,261	17%
Operating Income	1,159	633	526	83%
Expressed as a % of Sales:
Gross Margin	39%	42%		(300)	bpts
Selling, General, and Administrative Expenses	37%	40%		(300)	bpts
Operating Income	2%	1%		NM
_____________________
bpts = basis points
NM = not meaningful

	Three Months Ended
	July 31,		Increase (Decrease)
	2011	2010	$	%
System Sales	$39,964	$30,535	$9,429	31%
Consumable Parts Sales	20,066	16,045	4,021	25%
	$60,030	$46,580	$13,450	29%
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
This section provides a comparison of sales and gross margin for each of our reportable segments for the respective three months ended July 31, 2011 and 2010. For further discussion on our reportable segments, refer to Note 11 in Item 1 of Part I of this quarterly report on Form 10-Q.
Standard Segment

	Three Months Ended
	July 31,		Increase (Decrease)
	2011	2010	$	%
Sales	$53,004	$40,843	$12,161	30%
% of total company sales	88%	88%	NM	NM
Gross Margin	21,647	17,457	4,190	24%
Gross Margin as % of sales	41%	43%	NM	(190)	bpts
_____________________
bpts = basis points
NM = not meaningful

For the three months ended July 31, 2011:
Sales in our standard segment increased $12.2 million or 30% over the prior year comparative period. Excluding the impact of foreign currency changes, sales in the Standard segment increased $9.3 million or 23% for the respective three months ended July 31, 2011 when compared to the prior year comparative period. The quarter-to-date increases were primarily due to the following:

•	Double-digit growth in system sales volume across all geographies for an aggregate growth of $8.1 million or 33% for the three months ended July 31, 2011 over the prior year comparative period.

•
Consumable parts sales for this segment also increased $4.0 million or 25% over the prior year comparative period with all geographies reporting double digit growth as a result of higher system utilization by our customers.

Gross margin for the three months ended July 31, 2011 amounted to $21.6 million or 41% of sales compared to $17.5 million or 43% of sales in the prior year comparative period. The decline in our margins for the respective three months ended July 31, 2011 over the prior year comparative period was primarily attributable to geographic mix and reserves for inventory. Generally, comparison of gross margin rates will vary period over period based on changes in our product sales mix and prices, geographic mix and levels of production volume.

Advanced Segment

	Three Months Ended
	July 31,		Increase (Decrease)
	2011	2010	$	%
Sales	$7,026	$5,737	$1,289	22%
% of total company sales	12%	12%	NM	NM
Gross Margin	1,473	1,876	(403)	(21)%
Gross Margin as % of sales	21%	33%	NM	NM
_____________________
NM = not meaningful

Sales in the Advanced segment vary period over period for various reasons, such as the timing of contract awards, timing of project design and manufacturing schedules, the timing of shipments to customers, and timing of installation at customer sites.
For the three months ended July 31, 2011, sales in our Advanced segment increased by $1.3 million or 22% over the prior year comparative period. The increase in sales was primarily driven by contracted service jobs for installed Advanced systems.
Gross margin for the three months ended July 31, 2011 amounted to $1.5 million or 21% of sales as compared to $1.9 million and 33% of sales in the prior year comparative period. The decrease in gross margin as a percentage of sales for the three months ended July 31, 2011 when compared to the prior year comparative period was attributable to product mix and adjustments in original cost estimates on certain aerospace contracts during the fourth quarter of fiscal year 2011 as more experience was gained and new information obtained regarding installation constraints and customer expectations.
Selling, General, and Administrative Expenses

	Three Months Ended
	July 31,		Increase (Decrease)
	2011	2010	$	%
Sales and Marketing	$12,696	$10,596	2,100	20%
Research and Engineering	2,656	2,146	510	24%
General and Administrative	6,609	5,958	651	11%
Total Operating Expenses	$21,961	$18,700	3,261	17%
Consolidated operating expenses for the respective three months ended July 31, 2011 increased over the prior year comparative period. The increase was primarily as a result of the following:

•	higher commission expense of $0.8 million over the respective prior year comparative period based on comparatively higher sales volume;

•
investments in new product development and personnel compensation, including the reinstatement of previously reduced wages and suspended employee benefits, which increased $1.5 million over the prior year comparative period;

•	increased marketing and related travel expenses of $0.3 million for the three months ended July 31, 2011 due to the timing and activity of customer lead generation; and

•	a negative impact of $0.3 million as a result of the devaluation of the U.S. dollar against the Euro.

Interest Income (Expense), net

	Three Months Ended
	July 31,		Increase (Decrease)
	2011	2010	$	%
Interest Income	$40	$21	$19	90%
Interest Expense	(311)	(413)	(102)	(25)%
Net Interest Expense	$(271)	$(392)	$(121)	(31)%
Our net interest expense was $0.3 million for the three months ended July 31, 2011, compared to net interest expense of $0.4 million in the prior year comparative period. Our interest expense primarily consists of imputed interest on two subordinated notes that carry a below market interest rate, amortization of deferred debt financing fees and interest charges on the used and unused portion of our Credit Facility as well as outstanding letters of credit. For the three months ended July 31, 2011, net interest expense decreased primarily as a result of lower interest rates on balances outstanding on our Credit Facility and our outstanding standby letters of credit.
Other Income (Expense), net

	Three Months Ended
	July 31,		Increase (Decrease)
	2011	2010	$	%
Realized Foreign Exchange Gains (Losses), net	$255	$(97)	$352	NM
Unrealized Foreign Exchange Gains (Losses), net	(404)	368	(772)	NM
Other	15	21	(6)	(29)%
Other Income (Expense), net	$(134)	$292	$(426)	NM
During the three months ended July 31, 2011 we recorded net Other Expense of $0.1 million compared to net Other Income of $0.3 million in the prior year comparative period.
In general, changes in this balance result from the fluctuation in realized and unrealized foreign exchange gains and losses on revaluation of third party and intercompany settled and unsettled balances for which payment is anticipated in the foreseeable future.
Income Taxes
Our provision for income taxes for the respective three months ended July 31, 2011 and 2010 consisted of:

	Three Months Ended
	July 31,		Increase (Decrease)
	2011	2010	$	%
Current Tax Expense	$57	$169	$(112)	NM
Deferred Tax Expense	43	895	(852)	NM
Total Tax Expense	$100	$1,064	$(964)	NM
_____________________
NM = not meaningful

For the three months ended July 31, 2011, we recorded income tax expense of $0.1 million compared to income tax expense of $1.1 million in the same period last year. For the three months ended July 31, 2011, income tax expense is lower than what would normally be expected as we recorded a $0.3 million tax benefit resulting from the tax impact on intercompany transactions. For the three months ended July 31, 2010 income tax expense was higher than what would normally be expected as we recorded the impact of a $1.9 million repatriation treated as a dividend for income tax purposes and the tax impact of losses from subsidiaries for which a full valuation allowance is maintained.
We anticipate generating sufficient future taxable income to realize the benefits of our U.S. and certain of our foreign deferred tax assets while continuing to provide a full valuation allowance against our net operating losses and other net deferred tax assets in certain other foreign tax jurisdictions. Our valuation allowance, which was $9.7 million at July 31, 2011 and April 30, 2011, is mainly attributable to foreign net operating losses. Most of the foreign losses can be carried forward indefinitely, with certain amounts expiring between fiscal years 2014 and 2017.
As of July 31, 2011, we have not made a provision for U.S. or additional foreign withholding taxes for the excess of the financial reporting carrying value over the tax basis of investments in foreign subsidiaries with the exception of our subsidiaries in Taiwan, Japan, and Switzerland for which we provide deferred taxes.
Liquidity and Capital Resources
Sources of Cash
Historically, our most significant sources of financing have been funds generated by operating activities, available cash and cash equivalents and available lines of credit. From time to time, we have raised funds through the sale of common stock.
Cash Generated by Operating Activities
Cash generated by operating activities was $1.9 million for three months ended July 31, 2011, compared to $1.8 million for the three months ended July 31, 2010. Cash generated by or used in operating activities is primarily related to changes in our working capital accounts. Changes in our working capital resulted in a net $2.9 million use of cash for the three months ended July 31, 2011 compared to $1.8 million use of cash for the three months ended July 31, 2010. The change in working capital was attributable to changes in accounts payable due to the timing of purchases and payments to vendors, the timing of inventory purchases for anticipated growth in future periods and the timing of collection of accounts receivable.
Available Cash and Cash Equivalents
At July 31, 2011, we had total cash and cash equivalents of $7.9 million. To the extent that our cash needs in the U.S. exceed our cash reserves and availability under our Credit Facility Agreement, we may repatriate cash from certain of our foreign subsidiaries; however, this is not our current intent and could be limited by our ability to repatriate such cash in a tax efficient manner. We believe that our existing cash and cash equivalents as of July 31, 2011, anticipated funds generated from our operations, and financing available under our existing credit facilities will be sufficient to fund our operations for at least the next twelve months. However, in the event that there are changes in our expectations or circumstances, we may need to raise additional funds through public or private debt or sale of equity to fund our operations. Cash balances which are not available for general corporate purposes are classified as restricted cash and are primarily related to cash which collateralizes commercial letters of credit.
Credit Facilities
We have a $25.0 million Credit Facility that matures March 2, 2014. The agreement requires us to maintain the following financial covenants:

Maximum Consolidated	Minimum Fixed Charge
Leverage Ratio (i)	Coverage Ratio (ii)
2.75x	1.75x
_________________________________

(i)
Defined as the ratio of consolidated indebtedness, excluding the subordinated notes issued to OMAX, to consolidated adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) for the most recent four fiscal quarters.

(ii)
Defined as the ratio of Adjusted EBITDA, less income taxes and maintenance capital expenditures, during the most recent four quarters to the sum of interest charges during the most recent four quarters and scheduled debt repayments in the next four quarters.

The financial covenants are measured on a quarterly basis. Our leverage ratio and fixed charge coverage ratio were 0.36 and 26.7 for the three month period ended July 31, 2011. Our calculations of these financial ratios are reported in Exhibit No. 99.1 of this Quarterly Report on Form 10-Q. A violation of any of the covenants above would result in an event of default and accelerate the repayment of all unpaid principal and interest and the termination of any letters of credit. All of our domestic assets and certain interests in some foreign subsidiaries are pledged as collateral under the three-year Credit Facility Agreement. We were in compliance with all our financial covenants as of July 31, 2011.

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

As of July 31, 2011, we had $19.9 million available under our Credit Facility, net of $3.1 million in outstanding borrowings, bearing interest at 3.25% per annum, and outstanding letters of credit of $2.0 million.

There were no outstanding balances under our unsecured Taiwan credit facility as of July 31, 2011. The total unsecured commitment for the Taiwan credit facility totaled $1.4 million at July 31, 2011, bearing interest at 2.4% per annum.

We expect to be in compliance with our covenants pursuant to the Credit Facility Agreement for at least the next twelve months. However, in the event that there is a possibility of default, we may institute cost reductions; raise additional funds through public or private debt or sale of equity; possibly seek further amendments to our Credit Facility Agreement or a combination of these items. Refer to Part I, Item 1A - Risk Factors in our Annual Report on Form 10-K for the fiscal year ended April 30, 2011 for discussion of the risks and uncertainties pertaining to our business and industry.
Uses of Cash
Capital Expenditures
Our capital spending plans currently provide for outlays ranging from approximately $6 million to $8 million over the next twelve months, primarily related to the continued implementation of our ERP system and other information technology related projects, patent and trademark maintenance, as well as investments in our manufacturing facilities. It is expected that funds necessary for these expenditures will be generated internally or from available financing. To the extent that sufficient funds cannot be generated through operations or we are unable to obtain financing on reasonable terms, we will reduce our capital expenditures accordingly. Our capital spending for the three months ended July 31, 2011 and 2010 was $0.6 million and $0.7 million, respectively.
Repayment of Debt, Capital Leases and Notes Payable
Our total net repayments of debt and notes payable were $2.4 million for the three months ended July 31, 2011 as compared to net repayments of debt and notes payable of $0.4 million for the three months ended July 31, 2010.

Off-Balance Sheet Arrangements

As of July 31, 2011, the Company had letter-of-credit reimbursement agreements totaling $2.0 million compared to $2.3 million as of April 30, 2011. These letter-of-credit agreements relate to performance on contracts with our customers and vendors.
Contractual Obligations
During the three months ended July 31, 2011, there were no material changes outside the ordinary course of business in our contractual obligations and minimum commercial commitments as reported in our Annual Report on Form 10-K for the fiscal year ended April 30, 2011.
Critical Accounting Estimates and Judgments
There are no material changes in our critical accounting estimates as disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2011.
Recently Issued Accounting Pronouncements
Refer to Note 2 to the Condensed Consolidated Financial Statements found in Item 1 of Part I of this quarterly report on Form 10-Q for a discussion of recently issued accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have not been any material changes in our market risk during the three months ended July 31, 2011. For additional information, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations as presented in our Annual Report on Form 10-K for the fiscal year ended April 30, 2011.

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
In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in our internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings
Refer to Note 6 of the Condensed Consolidated Financial Statements found in Item 1 of Part I of this quarterly report on Form 10-Q for a discussion of the Company’s legal proceedings.

Item 1A. Risk Factors
Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the “Risk Factors” sections of our Annual Report on Form 10-K for the fiscal year ended April 30, 2011, filed by us with the United States Securities and Exchange Commission on June 23, 2011.

Items 2, 3, and 5 are None and have been omitted.

Item 4. (Removed and Reserved)

Item 6. Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Debt Covenant Compliance as of July 31, 2011
101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Taxonomy Extension Label Linkbase Document
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

FLOW INTERNATIONAL CORPORATION

Date:	September 1, 2011	/s/ Charles M. Brown
Charles M. Brown
President and Chief Executive Officer (Principal Executive Officer)

Date:	September 1, 2011	/s/ Allen M. Hsieh
Allen M. Hsieh
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)