Form 10-Q
period 2011-10-31
FLOW INTERNATIONAL CORP
filed 2011-12-09
CIK 713002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2011
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
The registrant had 47,856,579 shares of Common Stock, $0.01 par value per share, outstanding as of December 1, 2011.

FLOW INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)
(unaudited)

	October 31, 2011	April 30, 2011
ASSETS
Current Assets:
Cash and Cash Equivalents	$9,618	$9,096
Restricted Cash	1,432	1,766
Receivables, net	47,610	47,082
Inventories, net	33,376	28,609
Other Current Assets	10,231	11,539
Total Current Assets	102,267	98,092
Property and Equipment, net	18,337	19,104
Intangible Assets, net	4,909	4,738
Deferred Income Taxes, net	24,751	25,171
Other Long-Term Assets	5,973	5,958
Total Assets	$156,237	$153,063

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes Payable	$2,350	$5,500
Current Portion of Long-Term Obligations	27	25
Accounts Payable	19,805	17,363
Accrued Payroll and Related Liabilities	7,401	7,080
Taxes Payable and Other Accrued Taxes	3,051	2,378
Deferred Revenue and Customer Deposits	12,775	13,317
Other Accrued Liabilities	10,606	11,298
Total Current Liabilities	56,015	56,961
Deferred Income Taxes	5,746	5,711
Subordinated Notes	9,143	8,723
Other Long-Term Liabilities	2,234	2,214
Total Liabilities	73,138	73,609

Commitments and Contingencies
Shareholders’ Equity:
Series A 8% Convertible Preferred Stock, $.01 par value, 1,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $.01 par value, 84,000 shares authorized; 47,857 and 47,378 shares issued and outstanding	474	469
Capital in Excess of Par	162,768	161,741
Accumulated Deficit	(75,631)	(79,121)
Accumulated Other Comprehensive Income (Loss):
Defined Benefit Plan Obligation, net of income tax	(68)	(68)
Cumulative Translation Adjustment, net of income tax	(4,444)	(3,567)
Total Shareholders’ Equity	83,099	79,454
Total Liabilities and Shareholders’ Equity	$156,237	$153,063
See Accompanying Notes to Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2011	2010	2011	2010
Sales	$64,533	$52,935	$124,563	$99,515
Cost of Sales	39,217	33,082	76,127	60,329
Gross Margin	25,316	19,853	48,436	39,186
Operating Expenses:
Sales and Marketing	12,082	10,885	24,778	21,481
Research and Engineering	2,711	2,436	5,367	4,582
General and Administrative	5,361	5,659	11,970	11,617
Total Operating Expenses	20,154	18,980	42,115	37,680
Operating Income	5,162	873	6,321	1,506
Interest Income	9	44	49	65
Interest Expense	(309)	(437)	(620)	(850)
Other Income (Expense), net	7	104	(127)	396
Income Before Taxes	4,869	584	5,623	1,117
Provision for Income Taxes	(2,138)	(804)	(2,238)	(1,868)
Income (Loss) from Continuing Operations	2,731	(220)	3,385	(751)
Income (Loss) from Discontinued Operations, net of Income Tax of $0, $0, $0 and $0	48	(103)	105	(112)
Net Income (Loss)	$2,779	$(323)	$3,490	$(863)
Basic and Diluted Income (Loss) Per Share:
Income (Loss) from Continuing Operations	$0.06	$(0.01)	$0.07	$(0.02)
Discontinued Operations	—	—	—	—
Net Income (Loss)	$0.06	$(0.01)	$0.07	$(0.02)
Weighted Average Shares Used in Computing Basic and Diluted Income (Loss) Per Share:
Basic	47,800	47,160	47,666	47,102
Diluted	47,800	47,160	47,666	47,102
See Accompanying Notes to Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Six Months Ended
	October 31,
	2011	2010
Cash Flows from Operating Activities:
Net Income (Loss)	$3,490	$(863)
Adjustments to Reconcile Net Income (Loss) to Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	3,151	3,184
Deferred Income Taxes	1,189	947
Provision for Slow Moving and Obsolete Inventory	258	339
Bad Debt Expense	344	134
Warranty Expense	1,972	1,377
Incentive Stock Compensation Expense	1,198	1,284
Unrealized Foreign Exchange Currency Losses (Gains)	483	(292)
Amortization and Write-off of Deferred Debt Issuance Costs	19	231
Indemnification Charge	(105)	112
Interest Accretion on Subordinated Notes	420	372
Other	7	12
Changes in Operating Assets and Liabilities:
Receivables	(1,784)	(4,245)
Inventories	(5,865)	(4,478)
Other Operating Assets	136	702
Accounts Payable	2,164	(383)
Accrued Payroll and Related Liabilities	141	696
Deferred Revenue and Customer Deposits	(68)	1,718
Other Operating Liabilities	(1,195)	(876)
Net Cash Provided by (Used in) Operating Activities	5,955	(29)
Cash Flows From Investing Activities:
Expenditures for Property and Equipment	(2,023)	(800)
Expenditures for Intangible Assets	(328)	(349)
Proceeds from Sale of Property and Equipment	37	17
Restricted Cash	232	(24)
Net Cash Used in Investing Activities	(2,082)	(1,156)
Cash Flows from Financing Activities:
Borrowings Under Credit Facility	31,200	18,050
Repayments Under Credit Facility	(34,350)	(16,350)
Borrowings Under Other Financing Arrangements	37	—
Repayments Under Other Financing Arrangements	(8)	(35)
Net Cash Provided by (Used in) Financing Activities	(3,121)	1,665
Effect of Changes in Exchange Rates	(230)	45
Net Change in Cash And Cash Equivalents	522	525
Cash and Cash Equivalents, Beginning of Period	9,096	6,367
Cash and Cash Equivalents, End of Period	$9,618	$6,892
Supplemental Disclosures of Cash Flow Information:
Cash Paid during the Period for:
Interest	215	186
Income Taxes	931	411
Supplemental Disclosures of Noncash Investing and Financing Activities:
Accounts Payable Incurred to Acquire Property and Equipment and Intangible Assets	560	794

See Accompanying Notes to Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(in thousands; unaudited)

					Accumulated Other Comprehensive Loss
	Common Stock		Capital In Excess of Par			Total Shareholders' Equity
	Shares	Par Value		Accumulated Deficit
Balances, April 30, 2010	46,927	$465	$159,605	$(79,887)	$(4,559)	$75,624
Components of Comprehensive Loss:
Net Loss				(863)		(863)
Cumulative Translation Adjustment, Net of Income Tax of $3					655	655
Total Comprehensive Loss						(208)
Stock Compensation	241	2	861			863
Balances, October 31, 2010	47,168	$467	$160,466	$(80,750)	$(3,904)	$76,279

Balances, April 30, 2011	47,378	$469	$161,741	$(79,121)	$(3,635)	$79,454
Components of Comprehensive Income:
Net Income				3,490		3,490
Cumulative Translation Adjustment, Net of Income Tax of $(45)					(877)	(877)
Total Comprehensive Income						2,613
Stock Compensation	479	5	1,027			1,032
Balances, October 31, 2011	47,857	$474	$162,768	$(75,631)	$(4,512)	$83,099
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
The preparation of these interim condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company’s financial statements. Operating results for the three and six months ended October 31, 2011 may not be indicative of future results.

Fair Value of Financial Instruments

The carrying value of the Company’s current assets and liabilities approximate fair values due to the short-term maturity of these assets and liabilities. Nonfinancial assets and liabilities measured on a nonrecurring basis that are included in the Company’s Condensed Consolidated Balance Sheets consist of long-lived assets, including cost-method investments and long-term subordinated notes issued to OMAX Corporation ("OMAX"). Certain of the Company's nonfinancial assets are measured at fair value when impairment indicators exist. Due to significant unobservable inputs, the fair value measures used to evaluate impairment and to calculate a prevailing market interest rate are Level 3 inputs. The carrying amount of these nonfinancial assets measured on a nonrecurring basis approximates fair value unless otherwise disclosed in these financial statements.

Note 2: Recently Issued Accounting Pronouncements
Recent Accounting Pronouncements Not Yet Adopted
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, Comprehensive Income (“or ASU 2011-05”). The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity.  Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or two separate but consecutive statements. The new guidance will be effective for the Company beginning in fiscal year 2013. Adoption of the new guidance will not change the components that are reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, it will only revise the manner in which comprehensive income is presented in the financial statements.
In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement. The FASB issued the new guidance to achieve common fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards. This ASU clarifies existing fair value measurement and disclosure requirements, amends certain fair value measurement principles and requires additional disclosures about fair value measurements. This new guidance will be effective for the Company beginning in the fourth quarter of the current fiscal year. Other than requiring additional disclosures, the Company does not anticipate the adoption of this new guidance to have a material impact on the financial statements.

Note 3: Receivables, Net
Net receivables as of October 31, 2011 and April 30, 2011 consisted of the following:

	October 31, 2011	April 30, 2011
Trade Accounts Receivable	$37,910	$37,521
Unbilled Revenues	10,929	10,865
	48,839	48,386
Less: Allowance for Doubtful Accounts	(1,229)	(1,304)
Receivables, net	$47,610	$47,082
Unbilled revenues do not contain any amounts which are expected to be collected after one year.

Note 4: Inventories
Inventories as of October 31, 2011 and April 30, 2011 consisted of the following:

	October 31, 2011	April 30, 2011
Raw Materials and Parts	$20,345	$18,134
Work in Process	3,321	1,945
Finished Goods	9,710	8,530
Inventories, net	$33,376	$28,609
Note 5: Notes Payable
Notes payable as of October 31, 2011 and April 30, 2011 consisted of the following:

	October 31, 2011	April 30, 2011
Credit Facility	$2,350	$5,500
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

(ii)
Defined as the ratio of Adjusted EBITDA, less income taxes and maintenance capital expenditures, during the most recent four quarters, to the sum of interest charges during the most recent four quarters and scheduled debt repayments in the next four quarters.

A violation of any of the covenants above would result in an event of default and accelerate the repayment of all unpaid principal and interest and the termination of any letters of credit. The Company was in compliance with all its financial covenants as of October 31, 2011. All of the Company's domestic assets and certain interests in some foreign subsidiaries are pledged as collateral under the three-year Credit Facility Agreement. In addition, the terms of the Credit Facility Agreement limit the Company's ability to pay dividends.

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

As of October 31, 2011, the Company had $20.8 million available under its Credit Facility, net of $2.4 million in outstanding borrowings and $1.8 million in outstanding letters of credit.

Revolving Credit Facilities in Taiwan

The Company has two unsecured commitments in Taiwan of $1.3 million and $1.7 million bearing interest at 2.4% and 3.0% per annum, respectively. There were no outstanding balances under the Company’s unsecured Taiwan credit facilities as of October 31, 2011.

Note 6: Commitments and Contingencies
Warranty Obligations
The Company believes that its warranty accrual as of October 31, 2011, which is included in the Other Accrued Liabilities line item in the Condensed Consolidated Balance Sheets, is sufficient to cover expected warranty costs. The following table presents the fiscal year 2012 year-to-date activity for the Company’s warranty obligations:

Warranty liability as of April 30, 2011	$2,804
Increase in warranty liability on fiscal year 2012 sales	1,972
Reduction in warranty liability for claims in fiscal year 2012	(1,907)
Warranty liability as of October 31, 2011	$2,869
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

In litigation arising out of a June 2002 incident at a Crucible Metals' (“Crucible”) facility, the Company's excess insurance carrier is contesting its obligation to provide coverage for property damage.  The suits over insurance coverage, Flow Autoclave Systems, Inc., Flow Pressure Systems, ABB Pressure Systems, Avure Technologies AB and Avure Technologies, Inc. v. Lumbermens Mutual Casualty and Kemper Insurance Co., and Lumbermens Mutual Casualty Company v. Flow International Corporation, Flow Autoclave Systems, Inc., Flow Pressure Systems, ABB Pressure Systems, Avure Technologies AB and Avure Technologies, Inc., were originally filed in Supreme Court of the State of New York, County of Onondaga, Index No. 2005-2126 in 2005, and sought a declaratory judgment of the rights of the parties under the insurance policy issued by the carrier. The carrier, Lumbermens Mutual Casualty Company, has settled the claims relating to this incident for a total of approximately $3.4 million and is now seeking a declaratory judgment that it was not obligated to pay the claim, Lumberment Mutual Casualty Company v. Flow International Corporation, Flow Autoclave Systems, Inc., Flow Pressure Systems, ABB Pressure Systems, Avure Technologies AB, Avure Technologies, Inc., Travelers Property Casualty Company of America and Zurich American Insurance Company as subrogees of Crucible Materials Corporation, and Crucible Materials Corporation, filed in United States District Court for the Northern District of New York on August 13, 2008, case number 08-CV-865. The Company intends to vigorously contest the carrier's claim; however, the ultimate outcome or likelihood of this specific claim cannot be determined at this time and an unfavorable outcome ranging from $0 to $3.4 million is reasonably possible.

Other Claims or Assessments

In fiscal year 2009, the Company was notified by the purchaser of its Avure business (reported as a discontinued operation for the year ended April 30, 2006), that the Swedish Tax Authority was conducting an audit which included periods when the Company had owned the business. In the sale agreements, the Company made commitments to indemnify the purchaser for certain claims, including tax matters relating to the periods when it owned the business. The Swedish tax authority concluded its audit and issued a final report in November 2009 initially asserting that Avure owes 19.5 million Swedish Krona in additional taxes, penalties and fines. In April 2010, the Company filed an appeal to contest the Swedish Tax Authority's assertion. Since the filing of the Company's appeal, there has been further correspondence with the Swedish tax authorities as the Company continues to contest the findings. A charge was recorded in the first quarter of fiscal year 2010 related to the periods when the Company owned Avure. This charge was accounted for as an adjustment to the loss on the disposal of the Avure business and is reported as a charge to discontinued operations in the Company's Consolidated Statements of Operations. As of October 31, 2011, the Company has accrued $1.3 million related to the Avure matter. The balance of the accrued liability will fluctuate period over period with changes in foreign currency rates until such time as the matter is ultimately resolved.

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
Stock Options
The following table summarizes stock option activities for the six months ended October 31, 2011:

	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)
Outstanding at April 30, 2011	489,438	$10.37	$—	5.2
Granted	—	—
Exercised	—	—
Expired or forfeited	(61,270)	9.82
Outstanding at October 31, 2011	428,168	$10.45	$—	5.4
Vested and Exercisable at October 31, 2011	384,413	$10.53	$—	5.3
There were no options granted or exercised for the respective six months ended October 31, 2011 and 2010.
For the respective six months ended October 31, 2011 and 2010, the Company recognized compensation expense related to stock options of $0.2 million and $0.3 million. As of October 31, 2011, total unrecognized compensation cost related to nonvested stock options was $0.1 million, which is expected to be recognized within the next 12 months.
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
The following table summarizes the service and performance-based stock award activities for employees for the six months ended October 31, 2011:

	Number of Shares	Weighted-Average Grant-date Fair Value
Nonvested at April 30, 2011	1,634,778	$2.90
Granted	720,028	3.42
Vested	(381,311)	3.01
Forfeited	(30,685)	2.81
Nonvested at October 31, 2011	1,942,810	$3.08
For the respective six months ended October 31, 2011 and 2010, the Company recognized compensation expense related to service and performance-based stock awards of $1.0 million in each period. As of October 31, 2011, total unrecognized compensation cost related to service and performance-based stock awards of $4.2 million is expected to be recognized over a weighted average period of 2.5 years.

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
The following table sets forth the computation of basic and diluted income (loss) from continuing operations per share for the respective three and six months ended October 31, 2011 and 2010:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2011	2010	2011	2010
Income (Loss) from Continuing Operations	$2,731	$(220)	$3,385	$(751)
Weighted average shares used in computing basic income (loss) per share	47,800	47,160	47,666	47,102
Dilutive potential common shares from employee stock options and restricted stock units	—	—	—	—
Weighted average shares used in computing diluted income (loss) per share	47,800	47,160	47,666	47,102
Basic and diluted income (loss) from continuing operations per share	$0.06	$(0.01)	$0.07	$(0.02)
There were 2.4 million and 2.3 million potentially dilutive common shares from employee stock options and restricted stock units which were excluded from the diluted weighted average per share calculation for the respective three and six months ended October 31, 2011 and 2010, as their effect would be antidilutive.

Note 9: Other Income (Expense), Net
The following table sets forth the detail of Other Income (Expense), net:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2011	2010	2011	2010
Realized Foreign Exchange Gains (Losses), net	$92	$186	$347	$89
Unrealized Foreign Exchange Gains (Losses), net	(79)	(76)	(483)	292
Other	(6)	(6)	9	15
Other Income (Expense), net	$7	$104	$(127)	$396
Note 10: Income Taxes

For the three and six months ended October 31, 2011, the Company recorded income tax expense of $2.1 million and $2.2 million compared to income tax expense of $0.8 million and $1.9 million, respectively in the same period last year. For the three and six months ended October 31, 2010, the relationship between income tax expense and income before taxes was not customary as the Company recorded the impact of a $1.9 million repatriation treated as a dividend for income tax purposes and the tax impact of losses from subsidiaries for which a full valuation allowance is maintained.
The Company anticipates generating sufficient future taxable income to realize the benefits of its U.S. and certain of its foreign deferred tax assets while continuing to provide a full valuation allowance against its net operating losses and other net deferred tax assets in certain other foreign tax jurisdictions. The Company's valuation allowance, which was $9.3 million at October 31, 2011 and $9.7 million April 30, 2011, is mainly attributable to foreign net operating losses. Most of the foreign losses can be carried forward indefinitely, with certain amounts expiring between fiscal years 2014 and 2017.

As of October 31, 2011, the Company has not made a provision for U.S. or additional foreign withholding taxes for the excess of the financial reporting carrying value over the tax basis of investments in foreign subsidiaries with the exception of its subsidiaries in Taiwan, Japan, and Switzerland for which it provides deferred taxes.

Note 11: Segment Information
The following table sets forth the revenue and gross margin of operations by reportable segment:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2011	2010	2011	2010
Standard Segment:
Sales	59,188	44,860	112,192	85,703
Gross Margin	24,203	18,619	45,850	36,076
Advanced Segment:
Sales	5,345	8,075	12,371	13,812
Gross Margin	1,113	1,234	2,586	3,110
Total:
Sales	64,533	52,935	124,563	99,515
Gross Margin	25,316	19,853	48,436	39,186

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
     We make forward-looking statements of our expectations which include but are not limited to the following examples:

•
statements regarding the effects of global financial and economic conditions, credit and equity market volatility and continued fluctuations in the global economy and the impact this may have on our business and financial condition;

•
statements regarding our belief that our continued efforts to streamline our manufacturing footprint will ensure that we optimize the most cost efficient sources of labor while maintaining a high level of quality;

•	statements regarding our belief that our channels of distribution are unparalleled in our industry;

•	statements regarding the reasons for variations in Advanced segment revenues and gross margins;

•	statements regarding increases in selling general and administrative expenses as we continue the roll-out of global marketing initiatives and new product development;

•	statements regarding our use of cash, cash needs, generation of cash through operations, and ability to raise capital and/or use our Credit Facility;

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
As you read this discussion and analysis, refer to our Condensed Consolidated Statements of Operations included in Item 1 - Condensed Consolidated Financial Statements, which presents the results of our operations for the respective three and six months ended October 31, 2011 and 2010. We analyze and explain the differences between the periods in the specific line items of our Condensed Consolidated Statements of Operations. This discussion and analysis has been organized as follows:

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
Second Quarter 2012 Highlights
During the second quarter of fiscal year 2012:

•	Our Standard segment systems sales grew by 45% to $38.9 million for the three months ended October 31, 2011 compared to the year-ago quarter with strong growth across all regions;

•
We continued to experience strong demand for consumable parts across most of our markets with sales increasing by 13% to $20.4 million, compared to the year-ago quarter, a new quarterly record high, as well as marking our third sequential quarter of growth in consumable parts;

•
As anticipated, our Advanced segment system sales were $5.3 million for the three months ended October 31, 2011, a 34% decrease versus the year-ago quarter primarily due to the timing of contract awards, timing of project design and manufacturing schedule, and the timing of shipments to customers;

•
Quarter-over-quarter, our Standard segment gross margins declined by 100 basis points as a result of product mix. Our Advanced segment margins improved by 600 basis points compared to the year-ago quarter;

•
Our operating income was $5.2 million during the three months ended October 31, 2011 compared to operating income of $0.9 million in the year-ago quarter. Our current quarter results reflect fully reinstated wage and employee benefits as discussed in the “Matters Affecting Comparability" section below;

•	We generated net income of $2.8 million or earnings per share of $0.06 per share which compares to a net loss of $0.3 million or $0.01 per share in the comparative prior period;

•
Our consolidated adjusted earnings before interest, tax and depreciation (“Adjusted EBITDA”) increased from $3.1 million in the year-ago quarter to $7.4 million for the quarter ended October 31, 2011. A reconciliation of Adjusted EBITDA to net income, which is the GAAP financial measure that is most directly comparable to our non-GAAP financial measure, is provided herein;

•
We maintained a strong balance sheet with a net cash position of $7.3 million as of October 31, 2011, a current ratio of 1.8 and a long-term debt to equity ratio of 0.1. Total cash generated by operating activities as defined in our cash flow statement was $4.1 million during the three months ended October 31, 2011. We maintain sufficient liquidity for our expected future operations and had $4.2 million in outstanding borrowings and outstanding letters of credit against our $25.0 million Credit Facility, of which $20.8 million remained available at October 31, 2011. We believe that future cash flow from operations and our borrowing capacity should provide adequate capital for planned growth.

Looking Ahead
Although other factors will likely impact us, including some that we do not foresee, we believe that our performance for the remainder of fiscal year 2012 may be affected by the following:

•
Economic Climate. The current economic environment continues to affect our business in a number of direct and indirect ways including: consumer demand for our products, differences in customer demand in the different geographic regions in which we operate; profit margins subject to pricing in the different geographic regions, sales mix due to differing products; changes in currency exchange rates; lack of credit availability; inflation; and business disruptions due to difficulties experienced by suppliers and customers.

•
Operations and Manufacturing. We intend to continue to streamline distribution, logistics and manufacturing operations, focus on inventory management, optimize transportation, improve manufacturing efficiencies and provide a high level of service to our customers. We continue to examine our manufacturing footprint to ensure that we optimize the most cost efficient sources of labor while maintaining a high level of quality.

•
New Products. We continue to make strategic investments in research and development for existing and new products, and to invest in research and development of advanced and innovative technologies for future application. We believe that delivering innovative and high-value solutions is critical to meeting customer needs and achieving our future growth. We recently introduced a new Mach 4 Series product, which will be available in North America starting in our third fiscal quarter. This product includes our exclusive HyperPressure™ technology and can be equipped with our advanced Dynamic Waterjet® XD technology, for faster, more accurate bevel and 3D cutting. Unlike any other systems available, it features an expandable modular design, up to 14m (48') in length, and uses a state-of-the-art Roller Pinion System for fast, accurate cutting with zero backlash. We are excited about the launch of this product in North America and remain positive with regard to sales contribution coming from product developments and expect limited contributions in fiscal year 2012 with stronger contributions in fiscal year 2013 and beyond.

•
Distribution Channels. We intend to continue making significant investments to expand our access to potential customers by continued development of both our direct and indirect distribution channels, which are unparalleled in the industry.

Management remains focused on creating long-term shareholder value. We believe that Adjusted EBITDA, which we define as net income (loss), as determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”), excluding the effects of income taxes, depreciation, amortization of intangible assets, interest expense, and other non-cash charges, which includes such items as stock-based compensation expense, foreign currency gains or losses, and other allowable add backs pursuant to our Credit Facility Agreement, is a good measure of our core performance in creating this value. The following table reconciles our Adjusted EBITDA for the three and six months ended October 31, 2011:

Reconciliation of Adjusted EBITDA to Net Income:
(in 000s)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2011	2010	2011	2010
Net Income (Loss)	$2,779	$(323)	$3,490	$(863)
Add Back:
Depreciation and Amortization	1,579	1,562	3,151	3,184
Income Tax Provision	2,138	804	2,238	1,868
Interest Charges	309	437	620	850
Non-Cash Charges (i)	558	634	1,224	1,013
Adjusted EBITDA	$7,363	$3,114	$10,723	$6,052

(i)	Allowable Add backs Pursuant to Credit Facility Agreement

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
Matters Affecting Comparability
The following events occurred in the respective three and six months ended October 31, 2011 and 2010, which impact the comparability of our results of operations:
Investments in Business
We believe that continued investment in lead generation, product enhancements, new product development and in our employees is critical to achieving our strategic objectives in fiscal 2012 and beyond. Comparable period-over-period operating expenses will differ depending on the timing and magnitude of these investments. We expect that we will be able to leverage our overall operating expenses in future periods as our business continues to grow.
Currency Translation
The volatility in the global economic environment continues to result in significant volatility in the global currency markets. Since the majority of our international operations are conducted in currencies other than the U.S. dollar, currency fluctuations can have a significant impact on the translation of our international revenues and earnings into U.S. dollar amounts. During the first half of fiscal year 2012, the U.S. dollar weakened against these currencies versus the comparable prior year period, positively impacting the translation of our international revenues and earnings during the current period.
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

Results of Operations
(Tabular amounts in thousands)
Summary Consolidated Results for the Three and Six Months Ended October 31, 2011

	Three Months Ended					Six Months Ended
	October 31,		Increase (Decrease)			October 31,		Increase (Decrease)
	2011	2010	$	%		2011	2010	$	%
Sales	$64,533	$52,935	$11,598	22%		$124,563	$99,515	$25,048	25%
Gross Margin	25,316	19,853	5,463	28%		48,436	39,186	9,250	24%
Selling, General, and Administrative Expenses	20,154	18,980	1,174	6%		42,115	37,680	4,435	12%
Operating Income	5,162	873	4,289	NM		6,321	1,506	4,815	NM
Expressed as a % of Sales:
Gross Margin	39%	38%		100	bpts	39%	39%		—	bpts
Selling, General, and Administrative Expenses	31%	36%		(500)	bpts	34%	38%		(400)	bpts
Operating Income	8%	2%		600	bpts	5%	2%		300	bpts
_____________________
bpts = basis points
NM = not meaningful

Consolidated Sales by Product Line for the Three and Six Months Ended October 31, 2011

	Three Months Ended				Six Months Ended
	October 31,		Increase (Decrease)		October 31,		Increase (Decrease)
	2011	2010	$	%	2011	2010	$	%
System Sales	$44,169	$34,907	$9,262	27%	$84,133	$65,442	$18,691	29%
Consumable Parts Sales	20,364	18,028	2,336	13%	40,430	34,073	6,357	19%
	$64,533	$52,935	$11,598	22%	$124,563	$99,515	$25,048	25%
Segment Results of Operations

We report our operating results to the chief operating decision maker based on market segments which are consistent with management’s long-term growth strategy. Our reportable segments are Standard and Advanced. The Standard segment includes sales and cost of sales related to our cutting, surface preparation and cleaning systems using ultrahigh-pressure water pumps as well as parts and services to sustain these installed systems. Systems included in this segment do not require significant custom configuration. The Advanced segment includes sales and cost of sales related to our complex aerospace and automation systems which require specific custom configuration and advanced features to match unique customer applications. Segment results are measured based on revenue growth and gross margin.

This section provides a comparison of sales and gross margin for each of our reportable segments for the respective three and six months ended October 31, 2011 and 2010.

Standard Segment

	Three Months Ended					Six Months Ended
	October 31,		Increase (Decrease)			October 31,		Increase (Decrease)
	2011	2010	$	%		2011	2010	$	%
Sales	$59,188	$44,860	$14,328	32%		$112,192	$85,703	$26,489	31%
% of total company sales	92%	85%	NM	700	bpts	90%	86%	NM	400	bpts
Gross Margin	24,203	18,619	5,584	30%		45,850	36,076	9,774	27%
Gross Margin as % of sales	41%	42%	NM	(100)	bpts	41%	42%	NM	(100)	bpts
_____________________
bpts = basis points
NM = not meaningful

For the three and six months ended October 31, 2011:
Sales in our standard segment increased $14.3 million or 32%, and $26.5 million or 31% over the prior year comparative periods. Excluding the impact of foreign currency changes, sales in the Standard segment increased $13.3 million or 30% and $22.5 million or 26% for the respective three and six months ended October 31, 2011 when compared to the prior year comparative periods. The quarter-to-date and year-to-date increases were primarily due to the following:

•
Double-digit growth in system sales volume in nearly all geographies for an aggregate growth of $12.0 million or 45% and $20.1 million or 39% for the respective three and six months ended October 31, 2011 over the prior year comparative periods. North America standard system sales led the increase over the prior year comparative periods with improvement of $6.7 million or over 60% and $8.7 million or 43%, respectively.

•
Consumable parts sales for this segment also increased $2.3 million or 13% and $6.4 million or 19% over the prior year comparative periods with nearly all geographies reporting double digit growth based on higher system utilization by our customers.

Gross margin for the three and six months ended October 31, 2011 amounted to $24.2 million or 41% and $45.9 million or 41% of sales compared to $18.6 million or 42%, and $36.1 million or 42% of sales in the prior year comparative periods. Generally, comparison of gross margin rates will vary period over period based on changes in our product sales mix and prices, geographic mix and levels of production volume.

Advanced Segment

	Three Months Ended					Six Months Ended
	October 31,		Increase (Decrease)			October 31,		Increase (Decrease)
	2011	2010	$	%		2011	2010	$	%
Sales	$5,345	$8,075	$(2,730)	(34)%		$12,371	$13,812	$(1,441)	(10)%
% of total company sales	8%	15%	NM	(700)	bpts	10%	14%	NM	(400)	bpts
Gross Margin	1,113	1,234	(121)	(10)%		2,586	3,110	(524)	(17)%
Gross Margin as % of sales	21%	15%	NM	600	bpts	21%	23%	NM	(200)	bpts
_____________________
bpts = basis points
NM = not meaningful

Sales in the Advanced segment vary period over period for various reasons, such as the timing of contract awards, timing of project design and manufacturing schedules, the timing of shipments to customers, and timing of installation at customer sites.
For the respective three and six months ended October 31, 2011, sales in our Advanced segment decreased by $2.7 million or 34% and $1.4 million or 10% over the prior year comparative periods. The decrease in sales was anticipated and primarily driven by the timing of our Advanced contracts.
Gross margin for the three and six months ended October 31, 2011 amounted to $1.1 million or 21% and $2.6 million or 21% of sales as compared to $1.2 million and 15% and $3.1 million and 23% of sales in the prior year comparative periods. The moderate improvement in gross margin as a percentage of sales for the three months ended October 31, 2011 when compared to the prior year comparative periods was attributable in part to product mix and to fewer adjustments to original cost estimates on certain aerospace contracts as more experience was gained and projects were concluded.
Selling, General, and Administrative Expenses

	Three Months Ended				Six Months Ended
	October 31,		Increase (Decrease)		October 31,		Increase (Decrease)
	2011	2010	$	%	2011	2010	$	%
Sales and Marketing	$12,082	$10,885	1,197	11%	$24,778	$21,481	3,297	15%
Research and Engineering	2,711	2,436	275	11%	5,367	4,582	785	17%
General and Administrative	5,361	5,659	(298)	(5)%	11,970	11,617	353	3%
Total Operating Expenses	$20,154	$18,980	1,174	6%	$42,115	$37,680	4,435	12%
Consolidated operating expenses for the respective three and six months ended October 31, 2011 increased over the prior year comparative periods. The increase was primarily as a result of the following:

•	higher commission expense of $1.1 million and $1.9 million over the respective prior year comparative periods based on comparatively higher sales volume and increased sales through our indirect channel;

•
full reinstatement of previously reduced wages and suspended employee benefits, as well as incremental investment in personnel compensation, which increased $0.6 million and $1.3 million over the prior year comparative periods;

•	additional investment in new product development and technology infrastructure which increased $0.2 million and $0.5 million over the prior year comparative periods; and

•
increased marketing and related travel expenses of $0.2 million for the six months ended October 31, 2011 due to the timing and activity of customer lead generation. Marketing and related travel expenses were in line with the prior year comparative period.

Interest Income (Expense), net

	Three Months Ended				Six Months Ended
	October 31,		Increase (Decrease)		October 31,		Increase (Decrease)
	2011	2010	$	%	2011	2010	$	%
Interest Income	$9	$44	$(35)	(80)%	$49	$65	$(16)	(25)%
Interest Expense	(309)	(437)	(128)	(29)%	(620)	(850)	(230)	(27)%
Net Interest Expense	$(300)	$(393)	$(93)	(24)%	$(571)	$(785)	$(214)	(27)%
Our net interest expense was $0.3 million and $0.6 million for the three and six months ended October 31, 2011, compared to net interest expense of $0.4 million and $0.8 million in the prior year comparative periods. Our interest expense primarily consists of imputed interest on two subordinated notes that carry a below market interest rate, amortization of deferred debt financing fees and interest charges on the used and unused portion of our Credit Facility as well as outstanding letters of credit.
Other Income (Expense), net

	Three Months Ended				Six Months Ended
	October 31,		Increase (Decrease)		October 31,		Increase (Decrease)
	2011	2010	$	%	2011	2010	$	%
Realized Foreign Exchange Gains (Losses), net	$92	$186	$(94)	(51)%	$347	$89	$258	NM
Unrealized Foreign Exchange Gains (Losses), net	(79)	(76)	(3)	4%	(483)	292	(775)	NM
Other	(6)	(6)	—	—%	9	15	(6)	(40)%
Other Income (Expense), net	$7	$104	$(97)	(93)%	$(127)	$396	$(523)	NM
_____________________
NM = not meaningful

During the three months ended October 31, 2011 net Other Income was negligible. For the six months ended October 31, 2011 we recorded net Other Expense of $0.1 million compared to net Other Income of $0.1 million and $0.4 million in the prior year comparative periods. In general, changes in this balance result from the fluctuation in realized and unrealized foreign exchange gains and losses on revaluation of third party and intercompany settled and unsettled balances for which payment is anticipated in the foreseeable future.
Income Taxes
Our provision for income taxes for the respective three and six months ended October 31, 2011 and 2010 consisted of:

	Three Months Ended				Six Months Ended
	October 31,		Increase (Decrease)		October 31,		Increase (Decrease)
	2011	2010	$	%	2011	2010	$	%
Current Tax Expense	$890	$853	$37	4%	$947	$1,023	$(76)	(7)%
Deferred Tax Expense	1,248	(49)	1,297	NM	1,291	845	446	53%
Total Tax Expense	$2,138	$804	$1,334	NM	$2,238	$1,868	$370	20%
_____________________
NM = not meaningful

For the three and six months ended October 31, 2011, we recorded income tax expense of $2.1 million and $2.2 million compared to income tax expense of $0.8 million and $1.9 million, respectively in the comparative prior year. For the three and six months ended October 31, 2010, the relationship between income tax expense and income before taxes was not customary as we recorded the impact of a $1.9 million repatriation treated as a dividend for income tax purposes and the tax impact of losses from subsidiaries for which a full valuation allowance is maintained.

We anticipate generating sufficient future taxable income to realize the benefits of our U.S. and certain of our foreign deferred tax assets while continuing to provide a full valuation allowance against our net operating losses and other net deferred tax assets in certain other foreign tax jurisdictions. Our valuation allowance, which was $9.3 million at October 31, 2011 and $9.7 million April 30, 2011, is mainly attributable to foreign net operating losses. Most of the foreign losses can be carried forward indefinitely, with certain amounts expiring between fiscal years 2014 and 2017.
As of October 31, 2011, we have not made a provision for U.S. or additional foreign withholding taxes for the excess of the financial reporting carrying value over the tax basis of investments in foreign subsidiaries with the exception of our subsidiaries in Taiwan, Japan, and Switzerland for which we provide deferred taxes.

Liquidity and Capital Resources
Sources of Cash
Historically, our most significant sources of financing have been funds generated by operating activities, available cash and cash equivalents and available lines of credit. From time to time, we have raised funds through the sale of common stock.
Cash Generated by Operating Activities
Cash generated by operating activities was $6.0 million for six months ended October 31, 2011, compared to cash used in operations of less than $0.1 million for the six months ended October 31, 2010. Cash generated by or used in operating activities is primarily related to changes in our working capital accounts. Changes in our working capital resulted in a net $6.5 million use of cash for the six months ended October 31, 2011 compared to $6.9 million use of cash for the six months ended October 31, 2010. The change in working capital was attributable to changes in inventory purchases for anticipated growth in future periods, collection of account receivable, and accounts payable due to the timing of purchases and payments to vendors.
Available Cash and Cash Equivalents
At October 31, 2011, we had total cash and cash equivalents of $9.6 million, of which $8.9 million was held by our foreign subsidiaries. To the extent that our cash needs in the U.S. exceed our cash reserves and availability under our Credit Facility Agreement, we may repatriate cash from certain of our foreign subsidiaries; however, this is not our current intent and could be limited by our ability to repatriate such cash in a tax efficient manner. We believe that our existing cash and cash equivalents as of October 31, 2011, anticipated funds generated from our operations, and financing available under our existing credit facilities will be sufficient to fund our operations for at least the next twelve months. However, in the event that there are changes in our expectations or circumstances, we may need to raise additional funds through public or private debt or sale of equity to fund our operations. Cash balances which are not available for general corporate purposes are classified as restricted cash and are primarily related to cash which collateralizes commercial letters of credit.
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

The financial covenants are measured on a quarterly basis. Our leverage ratio and fixed charge coverage ratio were 0.23 and 26.7, respectively, as of October 31, 2011. Our calculations of these financial ratios are reported in Exhibit No. 99.1 of this Quarterly Report on Form 10-Q. A violation of any of the covenants above would result in an event of default and accelerate the repayment of all unpaid principal and interest and the termination of any letters of credit. All of our domestic assets and certain interests in some foreign subsidiaries are pledged as collateral under the three-year Credit Facility Agreement. We were in compliance with all our financial covenants as of October 31, 2011.

Interest on the Credit Facility is based on the bank’s prime rate or LIBOR rate plus a percentage spread between 0.00% and 2.25% depending on whether it uses the bank’s prime rate or LIBOR rate and based on our current leverage ratio. We also pay an annual letter of credit fee ranging from 1.25% to 2.25% of the amount available to be drawn under each outstanding stand-by letter of credit. The annual letter of credit fee is payable quarterly in arrears and varies depending on our leverage ratio.

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

As of October 31, 2011, we had $20.8 million available under our Credit Facility, net of $2.4 million in outstanding borrowings, bearing interest at 3.25% per annum, and outstanding letters of credit of $1.8 million.

We have two unsecured commitments in Taiwan of $1.3 million and $1.7 million bearing interest at 2.4% and 3.0% per annum, respectively. There were no outstanding balances under our unsecured Taiwan credit facilities as of October 31, 2011.
Uses of Cash
Capital Expenditures
Our capital spending plans currently provide for outlays ranging from approximately $6 million to $8 million over the next twelve months, primarily related to the continued implementation of our ERP system and other information technology related projects, patent and trademark maintenance, as well as investments in our manufacturing facilities. It is expected that funds necessary for these expenditures will be generated internally or from available financing. To the extent that sufficient funds cannot be generated through operations or we are unable to obtain financing on reasonable terms, we will reduce our capital expenditures accordingly. Our capital spending for the six months ended October 31, 2011 and 2010 was $2.4 million and $1.1 million, respectively.
Repayment of Debt, Capital Leases and Notes Payable
Our total net repayments of debt and notes payable were $3.1 million for the six months ended October 31, 2011 as compared to net borrowings of debt and notes payable of $1.7 million for the six months ended October 31, 2010.

Off-Balance Sheet Arrangements

As of October 31, 2011, the Company had letter-of-credit reimbursement agreements totaling $1.8 million compared to $2.3 million as of April 30, 2011. These letter-of-credit agreements relate to performance on contracts with our customers and vendors.
Contractual Obligations
During the six months ended October 31, 2011, there were no material changes outside the ordinary course of business in our contractual obligations and minimum commercial commitments as reported in our Annual Report on Form 10-K for the fiscal year ended April 30, 2011.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have not been any material changes in our market risk during the six months ended October 31, 2011. For additional information, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations as presented in our Annual Report on Form 10-K for the fiscal year ended April 30, 2011.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms relating to the Company, including our consolidated subsidiaries, and was accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls

During the second quarter of fiscal year 2012, we completed the implementation of our new enterprise resource planning (“ERP”) system in another of our geographic locations, continuing with the implementation that was launched in the second quarter of fiscal year 2010. We expect to continue this implementation in succeeding phases over the course of the next twelve to eighteen months in the rest of our global operations. The implementation of this ERP system has and will continue to affect our internal controls over financial reporting by, among other things, improving user access security and automating a number of accounting, back office and reporting processes and activities. Management will continue to evaluate the operating effectiveness of related key controls during subsequent periods.

With the exception of the implementation of the ERP system in another of our geographic locations as described above, there were no other changes identified in our internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. (Removed and Reserved)

Item 6. Exhibits

10.15
Patent License Agreement dated October 10, 2011, between Flow International Corporation and KMT Waterjet Systems Inc. (Incorporated by reference to Exhibit 10.1 to the registrant's Form 8-K dated October 13, 2011.)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Debt Covenant Compliance as of October 31, 2011
101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Taxonomy Extension Label Linkbase Document
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

FLOW INTERNATIONAL CORPORATION

Date:	December 8, 2011	/s/ Charles M. Brown
Charles M. Brown
President and Chief Executive Officer (Principal Executive Officer)

Date:	December 8, 2011	/s/ Allen M. Hsieh
Allen M. Hsieh
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)