Form 10-Q
period 2012-01-31
FLOW INTERNATIONAL CORP
filed 2012-03-02
CIK 713002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2012
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
The registrant had 47,859,450 shares of Common Stock, $0.01 par value per share, outstanding as of February 22, 2012.

FLOW INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)
(unaudited)

	January 31, 2012	April 30, 2011
ASSETS
Current Assets:
Cash and Cash Equivalents	$10,185	$9,096
Restricted Cash	1,104	1,766
Receivables, net	47,247	47,082
Inventories, net	34,280	28,609
Other Current Assets	11,367	11,539
Total Current Assets	104,183	98,092
Property and Equipment, net	17,380	19,104
Intangible Assets, net	4,914	4,738
Deferred Income Taxes, net	23,465	25,171
Other Long-Term Assets	5,839	5,958
Total Assets	$155,781	$153,063

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes Payable	$—	$5,500
Current Portion of Long-Term Obligations	26	25
Accounts Payable	16,669	17,363
Accrued Payroll and Related Liabilities	6,459	7,080
Taxes Payable and Other Accrued Taxes	4,363	2,378
Deferred Revenue and Customer Deposits	13,960	13,317
Other Accrued Liabilities	10,216	11,298
Total Current Liabilities	51,693	56,961
Deferred Income Taxes	5,885	5,711
Subordinated Notes	9,362	8,723
Other Long-Term Liabilities	2,247	2,214
Total Liabilities	69,187	73,609

Commitments and Contingencies
Shareholders’ Equity:
Series A 8% Convertible Preferred Stock, $.01 par value, 1,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $.01 par value, 84,000 shares authorized; 47,859 and 47,378 shares issued and outstanding	474	469
Capital in Excess of Par	163,273	161,741
Accumulated Deficit	(72,315)	(79,121)
Accumulated Other Comprehensive Income:
Defined Benefit Plan Obligation, net of income tax	(68)	(68)
Cumulative Translation Adjustment, net of income tax	(4,770)	(3,567)
Total Shareholders’ Equity	86,594	79,454
Total Liabilities and Shareholders’ Equity	$155,781	$153,063
See Accompanying Notes to Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2012	2011	2012	2011
Sales	$65,808	$57,473	$190,371	$156,988
Cost of Sales	39,737	34,381	115,864	94,710
Gross Margin	26,071	23,092	74,507	62,278
Operating Expenses:
Sales and Marketing	12,028	11,568	36,806	33,049
Research and Engineering	2,712	2,513	8,079	7,095
General and Administrative	5,342	6,194	17,312	17,811
Total Operating Expenses	20,082	20,275	62,197	57,955
Operating Income	5,989	2,817	12,310	4,323
Interest Income	12	21	61	86
Interest Expense	(317)	(418)	(937)	(1,268)
Other Income (Expense), net	(384)	(81)	(511)	315
Income Before Taxes	5,300	2,339	10,923	3,456
Provision for Income Taxes	(2,041)	(1,058)	(4,279)	(2,926)
Income from Continuing Operations	3,259	1,281	6,644	530
Income (Loss) from Discontinued Operations, net of Income Tax of $0, $0, $0 and $0	57	(40)	162	(152)
Net Income	$3,316	$1,241	$6,806	$378
Basic and Diluted Income Per Share:
Income from Continuing Operations	$0.07	$0.03	$0.14	$0.01
Discontinued Operations	—	—	—	—
Net Income	$0.07	$0.03	$0.14	$0.01
Weighted Average Shares Used in Computing Basic and Diluted Income Per Share:
Basic	47,857	47,301	47,730	47,168
Diluted	47,857	47,312	47,730	47,174
See Accompanying Notes to Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Nine Months Ended
	January 31,
	2012	2011
Cash Flows from Operating Activities:
Net Income	$6,806	$378
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation and Amortization	4,723	4,706
Deferred Income Taxes	2,437	1,585
Provision for Slow Moving and Obsolete Inventory	391	649
Bad Debt Expense	389	346
Warranty Expense	3,043	1,304
Incentive Stock Compensation Expense	1,783	1,855
Unrealized Foreign Exchange Currency Losses (Gains)	367	(351)
Amortization and Write-off of Deferred Debt Issuance Costs	28	349
Indemnification Charge	(162)	152
Interest Accretion on Subordinated Notes	639	568
Other	9	69
Changes in Operating Assets and Liabilities:
Receivables	(1,883)	(3,902)
Inventories	(7,129)	(5,990)
Other Operating Assets	(944)	(402)
Accounts Payable	(738)	348
Accrued Payroll and Related Liabilities	(733)	382
Deferred Revenue and Customer Deposits	1,328	2,406
Other Operating Liabilities	(1,062)	(266)
Net Cash Provided by Operating Activities	9,292	4,186
Cash Flows from Investing Activities:
Expenditures for Property and Equipment	(2,849)	(2,042)
Expenditures for Intangible Assets	(497)	(658)
Proceeds from Sale of Property and Equipment	36	31
Restricted Cash	502	(1,663)
Net Cash Used in Investing Activities	(2,808)	(4,332)
Cash Flows from Financing Activities:
Borrowings Under Credit Facility	45,750	35,100
Repayments Under Credit Facility	(51,250)	(33,550)
Borrowings Under Other Financing Arrangements	37	38
Repayments Under Other Financing Arrangements	(10)	(46)
Net Cash (Used in) Provided by Financing Activities	(5,473)	1,542
Effect of Changes in Exchange Rates	78	238
Net Change in Cash And Cash Equivalents	1,089	1,634
Cash and Cash Equivalents, Beginning of Period	9,096	6,367
Cash and Cash Equivalents, End of Period	$10,185	$8,001
Supplemental Disclosures of Cash Flow Information:
Cash Paid during the Period for:
Interest	261	288
Income Taxes	588	476
Supplemental Disclosures of Noncash Investing Activities:
Accounts Payable Incurred to Acquire Property and Equipment and Intangible Assets	338	222

See Accompanying Notes to Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(in thousands; unaudited)

					Accumulated Other Comprehensive Loss
	Common Stock		Capital In Excess of Par			Total Shareholders' Equity
	Shares	Par Value		Accumulated Deficit
Balances, April 30, 2010	46,927	$465	$159,605	$(79,887)	$(4,559)	$75,624
Components of Comprehensive Income:
Net Income				378		378
Cumulative Translation Adjustment, Net of Income Tax of $16					922	922
Total Comprehensive Income						1,300
Stock Compensation	404	4	1,742			1,746
Balances, January 31, 2011	47,331	$469	$161,347	$(79,509)	$(3,637)	$78,670

Balances, April 30, 2011	47,378	$469	$161,741	$(79,121)	$(3,635)	$79,454
Components of Comprehensive Income:
Net Income				6,806		6,806
Cumulative Translation Adjustment, Net of Income Tax of $(153)					(1,203)	(1,203)
Total Comprehensive Income						5,603
Stock Compensation	481	5	1,532			1,537
Balances, January 31, 2012	47,859	$474	$163,273	$(72,315)	$(4,838)	$86,594
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
The preparation of these interim condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company’s financial statements. Operating results for the three and nine months ended January 31, 2012 may not be indicative of future results.
Recent Accounting Pronouncements Not Yet Adopted
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, Comprehensive Income (“or ASU 2011-05”). The new guidance eliminates the current option to report other comprehensive income and its components in the statement of shareholders' equity.  Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income, which supersedes certain pending paragraphs in ASU 2011-05. ASU 2011-12 indefinitely defers the presentation of reclassification adjustments for each component of accumulated other comprehensive income in both other comprehensive income and net income on the face of the financial statements. The new guidance provided in both ASU 2011-05 and ASU 2011-12 will be effective for the Company beginning in the first quarter of fiscal year 2013. However, the Company has elected early adoption of the new guidance for fourth quarter of the current fiscal year since the impacts of the new guidance are to be applied retrospectively.  Adoption of the new guidance by the Company will not change the components that are currently reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, it will only revise the manner in which comprehensive income is presented in the Company's financial statements.
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

Fair Value of Financial Instruments

The carrying value of the Company’s current assets and liabilities approximate fair values due to the short-term maturity of these assets and liabilities. Nonfinancial assets and liabilities measured on a nonrecurring basis that are included in the Company’s Condensed Consolidated Balance Sheets consist of long-lived assets and a cost-method investment. Certain of the Company's nonfinancial assets are measured at fair value when impairment indicators exist. Due to significant unobservable inputs, the fair value measures used to evaluate impairment and to calculate a prevailing market interest rate are Level 3 inputs. The carrying amount of these nonfinancial assets measured on a nonrecurring basis approximates fair value unless otherwise disclosed in these financial statements.

Note 2: Receivables, Net
Net receivables as of January 31, 2012 and April 30, 2011 consisted of the following:

	January 31, 2012	April 30, 2011
Trade Accounts Receivable	$35,836	$37,521
Unbilled Revenues	12,515	10,865
	48,351	48,386
Less: Allowance for Doubtful Accounts	(1,104)	(1,304)
Receivables, net	$47,247	$47,082
Unbilled revenues do not contain any amounts which are expected to be collected after one year.

Note 3: Inventories
Inventories as of January 31, 2012 and April 30, 2011 consisted of the following:

	January 31, 2012	April 30, 2011
Raw Materials and Parts	$22,691	$18,134
Work in Process	3,083	1,945
Finished Goods	8,506	8,530
Inventories, net	$34,280	$28,609
Note 4: Notes Payable
Notes payable as of January 31, 2012 and April 30, 2011 consisted of the following:

	January 31, 2012	April 30, 2011
Credit Facility	$—	$5,500
The Company has a $25.0 million Credit Facility that matures March 2, 2014. The agreement requires the Company to maintain the following financial covenants:

Maximum Consolidated	Minimum Fixed Charge
Leverage Ratio (i)	Coverage Ratio (ii)
2.75x	1.75x
_________________________________

(i)
Defined as the ratio of consolidated indebtedness, excluding the subordinated notes, to consolidated adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) for the most recent four fiscal quarters.

(ii)
Defined as the ratio of Adjusted EBITDA, less income taxes and maintenance capital expenditures, during the most recent four quarters, to the sum of interest charges during the most recent four quarters and scheduled debt repayments in the next four quarters.

A violation of any of the covenants above would result in an event of default and accelerate the repayment of all unpaid principal and interest and the termination of any letters of credit. The Company was in compliance with all its financial covenants as of January 31, 2012. All of the Company's domestic assets and certain interests in some foreign subsidiaries are pledged as collateral under the three-year Credit Facility Agreement. In addition, the terms of the Credit Facility Agreement limit the Company's ability to pay dividends.

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

As of January 31, 2012, the Company had $22.2 million available under its Credit Facility, net of $2.8 million in outstanding letters of credit. There were no outstanding balances under the Company's Credit Facility as of January 31, 2012.

Revolving Credit Facilities in Taiwan

The Company has two unsecured credit facilities in Taiwan of $1.3 million and $1.7 million bearing interest at 2.5% and 3.0% per annum, respectively. There were no outstanding balances under the Company’s unsecured Taiwan credit facilities as of January 31, 2012.

Note 5: Commitments and Contingencies
Warranty Obligations
The Company believes that its warranty accrual as of January 31, 2012, which is included in the Other Accrued Liabilities line item in the Condensed Consolidated Balance Sheets, is sufficient to cover expected warranty costs. The following table presents the fiscal year 2012 year-to-date activity for the Company’s warranty obligations:

Warranty liability as of April 30, 2011	$2,804
Increase in warranty liability on fiscal year 2012 sales	3,043
Reduction in warranty liability for claims in fiscal year 2012	(2,884)
Warranty liability as of January 31, 2012	$2,963
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

In litigation arising out of a June 2002 incident at a Crucible Metals' (“Crucible”) facility, the Company's excess insurance carrier is contesting its obligation to provide coverage for property damage.  The suits over insurance coverage, Flow Autoclave Systems, Inc., Flow Pressure Systems, ABB Pressure Systems, Avure Technologies AB and Avure Technologies, Inc. v. Lumbermens Mutual Casualty and Kemper Insurance Co., and Lumbermens Mutual Casualty Company v. Flow International Corporation, Flow Autoclave Systems, Inc., Flow Pressure Systems, ABB Pressure Systems, Avure Technologies AB and Avure Technologies, Inc., were originally filed in Supreme Court of the State of New York, County of Onondaga, Index No. 2005-2126 in 2005, and sought a declaratory judgment of the rights of the parties under the insurance policy issued by the carrier. The carrier, Lumbermens Mutual Casualty Company, has settled the claims relating to this incident for a total of approximately $3.4 million and is now seeking a declaratory judgment that it was not obligated to pay the claim, Lumbermens Mutual Casualty Company v. Flow International Corporation, Flow Autoclave Systems, Inc., Flow Pressure Systems, ABB Pressure Systems, Avure Technologies AB, Avure Technologies, Inc., Travelers Property Casualty Company of America and Zurich American Insurance Company as subrogees of Crucible Materials Corporation, and Crucible Materials Corporation, filed in United States District Court for the Northern District of New York on August 13, 2008, case number 08-CV-865. The Company intends to vigorously contest the carrier's claim; however, the ultimate outcome or likelihood of this specific claim cannot be determined at this time and an unfavorable outcome ranging from $0 to $3.4 million is reasonably possible.

Other Claims or Assessments

In fiscal year 2009, the Company was notified by the purchaser of its Avure business (reported as a discontinued operation for the year ended April 30, 2006), that the Swedish Tax Authority was conducting an audit which included periods when the Company had owned the business. In the sale agreements, the Company made commitments to indemnify the purchaser for certain claims, including tax matters relating to the periods when it owned the business. The Swedish tax authority concluded its audit and issued a final report in November 2009 initially asserting that Avure owes 19.5 million Swedish Krona in additional taxes, penalties and fines. In April 2010, the Company, on behalf of Avure, filed an appeal to contest the Swedish tax authority's assertion. Since the filing of the Company's appeal, there has been further correspondence with the Swedish tax authorities as the Company continues to contest the findings, and there has been a hearing before the Swedish district court regarding the appeal, but there has been no decision in the matter. A charge was recorded in the first quarter of fiscal year 2010 related to the periods when the Company owned Avure. This charge was accounted for as an adjustment to the loss on the disposal of the Avure business and is reported as a charge to discontinued operations in the Company's Consolidated Statements of Operations. As of January 31, 2012, the Company has accrued $1.3 million related to the Avure matter. The balance of the accrued liability will fluctuate period over period with changes in foreign currency rates until such time as the matter is ultimately resolved.

Note 6: Stock-Based Compensation
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
Stock Options
The following table summarizes stock option activities for the nine months ended January 31, 2012:

	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)
Outstanding at April 30, 2011	489,438	$10.37	$—	5.2
Granted	—	—
Exercised	—	—
Expired or forfeited	(61,270)	9.82
Outstanding at January 31, 2012	428,168	$10.45	$—	5.1
Vested and Exercisable at January 31, 2012	384,413	$10.53	$—	5.0
There were no options granted or exercised for the respective nine months ended January 31, 2012 and 2011.
For the respective nine months ended January 31, 2012 and 2011, the Company recognized compensation expense related to stock options of $0.2 million and $0.4 million. As of January 31, 2012, total unrecognized compensation cost related to nonvested stock options was $0.1 million, which is expected to be recognized within the current fiscal year.
Service and Performance-Based Stock Awards
The Company grants stock awards to employees of the Company with service and/or performance conditions, and it also grants stock awards to non-employee directors. Each non-employee director is eligible to receive and is granted fully vested common stock worth $40,000 annually. The compensation cost of the common stock or restricted stock units are based on their fair value at the grant date and recognized ratably over the service or performance period.
The following table summarizes the service and performance-based stock award activities for employees for the nine months ended January 31, 2012:

	Number of Shares	Weighted-Average Grant-date Fair Value
Nonvested at April 30, 2011	1,634,778	$2.90
Granted	720,028	3.42
Vested	(381,711)	3.01
Forfeited	(32,263)	3.04
Nonvested at January 31, 2012	1,940,832	$3.07
For the respective nine months ended January 31, 2012 and 2011, the Company recognized compensation expense related to service and performance-based stock awards of $1.5 million in each period. As of January 31, 2012, total unrecognized compensation cost related to service and performance-based stock awards of $3.7 million is expected to be recognized over a weighted average period of 2.3 years.

Note 7: Basic and Diluted Income per Share
Basic income per share is calculated by dividing income from continuing operations by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated by dividing income from continuing operations by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares include the dilutive effects of outstanding stock options and non-vested stock units except where their inclusion would be antidilutive.
The following table sets forth the computation of basic and diluted income from continuing operations per share for the respective three and nine months ended January 31, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2012	2011	2012	2011
Income from Continuing Operations	$3,259	$1,281	$6,644	$530
Weighted average shares used in computing basic income per share	47,857	47,301	47,730	47,168
Dilutive potential common shares from employee stock options and restricted stock units	—	11	—	6
Weighted average shares used in computing diluted income per share	47,857	47,312	47,730	47,174
Basic and diluted income from continuing operations per share	$0.07	$0.03	$0.14	$0.01
There were 2.4 million and 2.2 million potentially dilutive common shares from employee stock options and restricted stock units which were excluded from the diluted weighted average per share calculation for the respective three and nine months ended January 31, 2012 and 2011, as their effect would be antidilutive.

Note 8: Other Income (Expense), Net
The following table sets forth the detail of Other Income (Expense), net:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2012	2011	2012	2011
Realized Foreign Exchange (Losses), net	$(456)	$(133)	$(109)	$(44)
Unrealized Foreign Exchange Gains (Losses), net	116	59	(367)	351
Other	(44)	(7)	(35)	8
Other Income (Expense), net	$(384)	$(81)	$(511)	$315
Note 9: Income Taxes

For the three and nine months ended January 31, 2012, the Company recorded income tax expense of $2.0 million and $4.3 million compared to income tax expense of $1.1 million and $2.9 million, respectively in the same periods last year. For the nine months ended January 31, 2011, the relationship between income tax expense and income before taxes was not customary as the Company recorded the impact of a $1.9 million repatriation treated as a dividend for income tax purposes and the tax impact of losses from subsidiaries for which a full valuation allowance is maintained.
The Company anticipates generating sufficient future taxable income to realize the benefits of its U.S. and certain of its foreign deferred tax assets while continuing to provide a full valuation allowance against its net operating losses and other net deferred tax assets in certain other foreign tax jurisdictions. The Company's valuation allowance, which was $9.0 million at January 31, 2012 and $9.7 million April 30, 2011, is mainly attributable to foreign net operating losses. Most of the foreign losses can be carried forward indefinitely, with certain amounts expiring between fiscal years 2014 and 2017.

As of January 31, 2012, the Company has not made a provision for U.S. or additional foreign withholding taxes for the excess of the financial reporting carrying value over the tax basis of investments in foreign subsidiaries with the exception of its subsidiaries in Taiwan, Japan, and Switzerland for which it provides deferred taxes.

Note 10: Segment Information
The following table sets forth the revenue and gross margin of operations by reportable segment:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2012	2011	2012	2011
Standard Segment:
Sales	59,076	49,916	171,267	135,619
Gross Margin	24,244	21,017	70,093	57,093
	41%	42%	41%	42%
Advanced Segment:
Sales	6,732	7,557	19,104	21,369
Gross Margin	1,827	2,075	4,414	5,185
	27%	27%	23%	24%
Total:
Sales	65,808	57,473	190,371	156,988
Gross Margin	26,071	23,092	74,507	62,278
	40%	40%	39%	40%

Note 11: Subsequent Event

On February 6, 2012, the Company amended its existing lease agreement for its Kent, Washington headquarters, which was set to expire on December 31, 2012. The amended agreement extends the term of the lease for the Company's headquarters through January 31, 2020 and includes an extension option. The terms of the amendment do not result in materially different annual rent expense for the Company.

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

•
statements regarding our continued investments in lead generation, product enhancements, new product development and in our employees which we believe are critical to achieving our strategic objectives;

•
statements regarding our belief that our continued efforts to streamline our manufacturing process will ensure that we optimize the most cost efficient sources of labor while maintaining a high level of quality;

•	statements regarding our ability to mitigate the risk of higher commodity and fuel prices;

•	statements regarding our belief that our channels of distribution are unparalleled in our industry;

•	statements regarding our belief that Advanced segment gross margins have returned to normalized levels;

•	statements regarding our use of cash, cash needs, generation of cash through operations, and ability to raise capital and/or use our Credit Facility;

•
statements regarding our belief that our existing cash and cash equivalents, along with the expected proceeds from our operations and available amounts under our Credit Facility Agreement, will provide adequate liquidity to fund our operations through at least the next twelve months;

•	statements regarding our ability to fund future capital spending through cash from operations and/or from external financing;

•	statements regarding our ability to meet our debt covenants in future periods;

•	statements regarding anticipated results of potential or actual litigation; and

•	statements regarding the realizability of our deferred tax assets and our expectation that our unrecognized tax benefits will not change significantly within the next twelve months.
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
As you read this discussion and analysis, refer to our Condensed Consolidated Statements of Operations included in Item 1 - Condensed Consolidated Financial Statements, which presents the results of our operations for the respective three and nine months ended January 31, 2012 and 2011. We analyze and explain the differences between the periods in the specific line items of our Condensed Consolidated Statements of Operations. This discussion and analysis has been organized as follows:

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
Third Quarter 2012 Highlights
During the third quarter of fiscal year 2012:

•	Our Standard segment systems sales grew by 23% to $40.1 million for the three months ended January 31, 2012 compared to the year-ago quarter with strong growth across all regions;

•	We continued to experience strong demand for consumable parts across most of our markets with sales increasing by 9% to $19.0 million;

•
As anticipated, our Advanced segment system sales were $6.7 million for the three months ended January 31, 2012, an 11% decrease versus the year-ago quarter primarily due to the timing of contract awards, timing of project design and manufacturing schedule, and the timing of shipments to customers;

•	Overall revenues for the three months ended January 31, 2012 totaled $65.8 million, a 15% increase compared to the year-ago quarter and also represents a new quarterly record for Flow;

•	Quarter-over-quarter, our overall gross margins remained constant;

•	Our operating income was $6.0 million or 9.1% of sales during the three months ended January 31, 2012 compared to operating income of $2.8 million or 4.9% of sales in the year-ago quarter;

•	We generated net income of $3.3 million or earnings per share of $0.07 per share which compares to a net income of $1.2 million or $0.03 per share in the comparative prior period;

•
Our consolidated adjusted earnings before interest, tax and depreciation (“Adjusted EBITDA”) increased from $4.9 million in the year-ago quarter to $8.1 million for the quarter ended January 31, 2012. A reconciliation of Adjusted EBITDA to net income, which is the GAAP financial measure that is most directly comparable to our non-GAAP financial measure, is provided herein;

•
We maintained a strong balance sheet with a net cash position of $10.2 million as of January 31, 2012, a current ratio of 2.0 and a long-term debt to equity ratio of 0.1. Total cash generated by operating activities as defined in our cash flow statement was $3.3 million during the three months ended January 31, 2012. We continue to maintain sufficient liquidity for our expected future operations and had $2.8 million in outstanding letters of credit against our $25.0 million Credit Facility. We believe that future cash flow from operations and our borrowing capacity should provide adequate capital for planned growth.

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

•
Operations and Manufacturing. We anticipate that commodity price pressure will continue in the near term. Mitigating the risk of higher commodity and fuel prices continues to be an area of focus. We intend to continue to pursue opportunities for streamlining of distribution, logistics and manufacturing operations, focus on inventory management, optimizing transportation costs, and providing a high level of service to our customers.

•
New Products. We continue to make strategic investments in research and development for existing and new products, and to invest in research and development of advanced and innovative technologies for future application. We believe that delivering innovative and high-value solutions is critical to meeting customer needs and achieving our future growth. We remain positive with regard to our recently introduced Mach 4 and Mach 2 series products and expect limited contributions in fiscal year 2012 with stronger contributions in fiscal year 2013 and beyond.

•
Distribution Channels. We intend to continue making significant investments to expand our access to potential customers by continued development of both our direct and indirect distribution channels, which are unparalleled in the industry.

Management remains focused on creating long-term shareholder value. We believe that Adjusted EBITDA, which we define as net income (loss), as determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”), excluding the effects of income taxes, depreciation, amortization of intangible assets, interest expense, and other non-cash charges, which includes such items as stock-based compensation expense, foreign currency gains or losses, and other allowable add backs pursuant to our Credit Facility Agreement, is a good measure of our core performance in creating this value. The following table reconciles our Adjusted EBITDA for the three and nine months ended January 31, 2012:

Reconciliation of Adjusted EBITDA to Net Income:
(in 000s)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2012	2011	2012	2011
Net Income	$3,316	$1,241	$6,806	$378
Add Back:
Depreciation and Amortization	1,572	1,522	4,723	4,706
Income Tax Provision	2,041	1,058	4,279	2,926
Interest Charges	317	418	937	1,268
Non-Cash Charges (i)	868	687	2,092	1,700
Adjusted EBITDA	$8,114	$4,926	$18,837	$10,978

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
Matters Affecting Comparability
The following events occurred in the respective three and nine months ended January 31, 2012 and 2011, which impact the comparability of our results of operations:
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
Currency Translation
The volatility in the global economic environment continues to result in significant volatility in the global currency markets. Since the majority of our international operations are conducted in currencies other than the U.S. dollar, currency fluctuations can have a significant impact on the translation of our international revenues and earnings into U.S. dollar amounts. During the first half of fiscal year 2012, the U.S. dollar weakened against these currencies versus the comparable prior year period, positively impacting the translation of our international revenues and earnings during the current period. In the third quarter of fiscal year 2012, we experienced a strengthening of the U.S. dollar against the Euro which is anticipated to continue and, to the extent it does, we expect it will have a negative impact in the translation of our revenue and earnings in that region.
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

Results of Operations
(Tabular amounts in thousands)
Summary Consolidated Results

	Three Months Ended					Nine Months Ended
	January 31,		Increase (Decrease)			January 31,		Increase (Decrease)
	2012	2011	$	%		2012	2011	$	%
Sales	$65,808	$57,473	$8,335	15%		$190,371	$156,988	$33,383	21%
Gross Margin	26,071	23,092	2,979	13%		74,507	62,278	12,229	20%
Selling, General, and Administrative Expenses	20,082	20,275	(193)	(1)%		62,197	57,955	4,242	7%
Operating Income	5,989	2,817	3,172	NM		12,310	4,323	7,987	NM
Expressed as a % of Sales:
Gross Margin	40%	40%		—	bpts	39%	40%		(100)	bpts
Selling, General, and Administrative Expenses	31%	35%		(400)	bpts	33%	37%		(400)	bpts
Operating Income	9%	5%		400	bpts	6%	3%		300	bpts
_____________________
bpts = basis points
NM = not meaningful

Consolidated Sales by Category

	Three Months Ended				Nine Months Ended
	January 31,		Increase (Decrease)		January 31,		Increase (Decrease)
	2012	2011	$	%	2012	2011	$	%
System Sales	$46,780	$39,987	$6,793	17%	$130,913	$105,429	$25,484	24%
Consumable Parts Sales	19,028	17,486	1,542	9%	59,458	51,559	7,899	15%
	$65,808	$57,473	$8,335	15%	$190,371	$156,988	$33,383	21%
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

This section provides a comparison of sales and gross margin for each of our reportable segments for the respective three and nine months ended January 31, 2012 and 2011.

Standard Segment

	Three Months Ended					Nine Months Ended
	January 31,		Increase (Decrease)			January 31,		Increase (Decrease)
	2012	2011	$	%		2012	2011	$	%
Sales	$59,076	$49,916	$9,160	18%		$171,267	$135,619	$35,648	26%
% of total company sales	90%	87%	NM	300	bpts	90%	86%	NM	400	bpts
Gross Margin	24,244	21,017	3,227	15%		70,093	57,093	13,000	23%
Gross Margin as % of sales	41%	42%	NM	(100)	bpts	41%	42%	NM	(100)	bpts
_____________________
bpts = basis points
NM = not meaningful

For the three and nine months ended January 31, 2012:
Sales in our standard segment increased $9.2 million or 18%, and $35.6 million or 26% over the prior year comparative periods. Excluding the impact of foreign currency changes, sales in the Standard segment increased $9.6 million or 19% and $32.0 million or 24% for the respective three and nine months ended January 31, 2012 when compared to the prior year comparative periods. The quarter-to-date and year-to-date increases were primarily due to the following:

•
Continued double-digit growth in system sales in nearly all geographies on higher system sales volume for an aggregate growth of $7.6 million or 23% and $27.7 million or 33% over the prior year comparative periods.

•
Consumable parts sales for this segment also increased $1.5 million or 9% and $7.9 million or 15% over the prior year comparative periods based on higher system utilization by our customers and increased system sales volumes.

Gross margin for the three and nine months ended January 31, 2012 amounted to $24.2 million or 41% and $70.1 million or 41% of sales compared to $21.0 million or 42%, and $57.1 million or 42% of sales in the prior year comparative periods. Generally, comparison of gross margin rates will vary period over period based on changes in our product sales mix and prices, geographic mix and levels of production volume.

Advanced Segment

	Three Months Ended					Nine Months Ended
	January 31,		Increase (Decrease)			January 31,		Increase (Decrease)
	2012	2011	$	%		2012	2011	$	%
Sales	$6,732	$7,557	$(825)	(11)%		$19,104	$21,369	$(2,265)	(11)%
% of total company sales	10%	13%	NM	(300)	bpts	10%	14%	NM	(400)	bpts
Gross Margin	1,827	2,075	(248)	(12)%		4,414	5,185	(771)	(15)%
Gross Margin as % of sales	27%	27%	NM	—	bpts	23%	24%	NM	(100)	bpts
_____________________
bpts = basis points
NM = not meaningful

Sales in the Advanced segment vary period over period for various reasons, such as the timing of contract awards, timing of project design and manufacturing schedules, the timing of shipments to customers, and timing of installation at customer sites.
For the respective three and nine months ended January 31, 2012, sales in our Advanced segment decreased by $0.8 million or 11% and $2.3 million or 11% over the prior year comparative periods. The decrease in sales was anticipated and primarily driven by the timing of our Advanced contracts and completion of certain aerospace contracts in the current fiscal year.
Gross margin for the three and nine months ended January 31, 2012 amounted to $1.8 million or 27% and $4.4 million or 23% of sales as compared to $2.1 million and 27% and $5.2 million and 24% of sales in the prior year comparative periods. Gross margin as a percentage of sales in the Advanced segment returned to more normalized levels for the three months ended January 31, 2012 based on the type of projects and the stages of the projects. Advanced segment gross margins will vary period over period based on changes in product mix, geographic mix and levels of production.
Selling, General, and Administrative Expenses

	Three Months Ended				Nine Months Ended
	January 31,		Increase (Decrease)		January 31,		Increase (Decrease)
	2012	2011	$	%	2012	2011	$	%
Sales and Marketing	$12,028	$11,568	460	4%	$36,806	$33,049	3,757	11%
Research and Engineering	2,712	2,513	199	8%	8,079	7,095	984	14%
General and Administrative	5,342	6,194	(852)	(14)%	17,312	17,811	(499)	(3)%
Total Operating Expenses	$20,082	$20,275	(193)	(1)%	$62,197	$57,955	4,242	7%
Consolidated operating expenses decreased for the three months ended January 31, 2012 over the prior year comparative period and increased for the nine months ended January 31, 2012 as compared to the prior period, respectively. The movement was primarily the result of the following:

•	higher commission expense of $0.8 million and $2.8 million, respectively, based on comparatively higher sales volume and increased sales through our indirect channel;

•	decreased marketing and related support expenses by $0.4 million for the three months ended January 31, 2012 versus the prior year comparative period and increased marketing and support expense of $0.2 million for the nine months ended January 31, 2012 as compared to the prior year period due to the timing and activity of customer lead generation;

•
labor and compensation related costs were $0.2 million lower for the three months ended January 31, 2012 versus the prior year comparative period. For the nine months ended January 31, 2012, the reinstatement of previously reduced wages and suspended employee benefits, as well as incremental investment in personnel compensation and other labor related costs, increased operating expenses by $1.5 million;

•
lower investment in new product development and technology infrastructure for the three months ended January 31, 2012 which decreased $0.2 million over the prior year comparative period. Investment in new product development and technology infrastructure for the nine months ended January 31, 2012 was consistent with the prior year comparative period; and

•
other general cost reductions of $0.2 million and $0.3 million over the prior year comparative periods due in part to the timing of internal projects, and also to management and operational efficiencies.

Interest Income (Expense), net

	Three Months Ended				Nine Months Ended
	January 31,		Increase (Decrease)		January 31,		Increase (Decrease)
	2012	2011	$	%	2012	2011	$	%
Interest Income	$12	$21	$(9)	(43)%	$61	$86	$(25)	(29)%
Interest Expense	(317)	(418)	(101)	(24)%	(937)	(1,268)	(331)	(26)%
Net Interest Expense	$(305)	$(397)	$(92)	(23)%	$(876)	$(1,182)	$(306)	(26)%
Our net interest expense was $0.3 million and $0.9 million for the three and nine months ended January 31, 2012, compared to net interest expense of $0.4 million and $1.2 million in the prior year comparative periods. Our interest expense primarily consists of imputed interest on two subordinated notes that carry a below market interest rate, amortization of deferred debt financing fees and interest charges on the used and unused portion of our Credit Facility as well as outstanding letters of credit.
Other Income (Expense), net

	Three Months Ended				Nine Months Ended
	January 31,		Increase (Decrease)		January 31,		Increase (Decrease)
	2012	2011	$	%	2012	2011	$	%
Realized Foreign Exchange (Losses), net	$(456)	$(133)	$(323)	NM	$(109)	$(44)	$(65)	NM
Unrealized Foreign Exchange Gains (Losses), net	116	59	57	97%	(367)	351	(718)	NM
Other	(44)	(7)	(37)	NM	(35)	8	(43)	NM
Other Income (Expense), net	$(384)	$(81)	$(303)	NM	$(511)	$315	$(826)	NM
_____________________
NM = not meaningful
During the three months ended January 31, 2012 net Other Expense was $0.4 million compared to negligible net Other Expense for the three months ended January 31, 2011. For the nine months ended January 31, 2012 we recorded net Other Expense of $0.5 million compared to net Other Income of $0.3 million in the prior year comparative period. In general, changes in this balance result from the fluctuation in realized and unrealized foreign exchange gains and losses on revaluation of third party and intercompany settled and unsettled balances for which payment is anticipated in the foreseeable future.
Income Taxes
Our provision for income taxes for the respective three and nine months ended January 31, 2012 and 2011 consisted of:

	Three Months Ended				Nine Months Ended
	January 31,		Increase (Decrease)		January 31,		Increase (Decrease)
	2012	2011	$	%	2012	2011	$	%
Current Tax Expense	$808	$425	$383	90%	$1,754	$1,447	$307	21%
Deferred Tax Expense	1,233	633	600	95%	2,525	1,479	1,046	71%
Total Tax Expense	$2,041	$1,058	$983	93%	$4,279	$2,926	$1,353	46%

For the three and nine months ended January 31, 2012, we recorded income tax expense of $2.0 million and $4.3 million compared to income tax expense of $1.1 million and $2.9 million, respectively in the comparative prior year. For the nine months ended January 31, 2011, the relationship between income tax expense and income before taxes was not customary as we recorded the impact of a $1.9 million repatriation treated as a dividend for income tax purposes and the tax impact of losses from subsidiaries for which a full valuation allowance is maintained.

We anticipate generating sufficient future taxable income to realize the benefits of our U.S. and certain of our foreign deferred tax assets while continuing to provide a full valuation allowance against our net operating losses and other net deferred tax assets in certain other foreign tax jurisdictions. Our valuation allowance, which was $9.0 million at January 31, 2012 and $9.7 million April 30, 2011, is mainly attributable to foreign net operating losses. Most of the foreign losses can be carried forward indefinitely, with certain amounts expiring between fiscal years 2014 and 2017.
As of January 31, 2012, we have not made a provision for U.S. or additional foreign withholding taxes for the excess of the financial reporting carrying value over the tax basis of investments in foreign subsidiaries with the exception of our subsidiaries in Taiwan, Japan, and Switzerland for which we provide deferred taxes.

Liquidity and Capital Resources
Sources of Cash
Historically, our most significant sources of financing have been funds generated by operating activities, available cash and cash equivalents and available lines of credit. From time to time, we have raised funds through the sale of common stock.
Cash Generated by Operating Activities
Cash generated by operating activities was $9.3 million for nine months ended January 31, 2012, compared to cash generated by operations of $4.2 million for the nine months ended January 31, 2011. The improvement in cash generated by operating activities versus the prior year comparative period was driven by comparatively stronger earnings for the nine months ended January 31, 2012.
Available Cash and Cash Equivalents
At January 31, 2012, we had total cash and cash equivalents of $10.2 million, of which $8.2 million was held by our foreign subsidiaries. To the extent that our cash needs in the U.S. exceed our cash reserves and availability under our Credit Facility Agreement, we may repatriate cash from certain of our foreign subsidiaries; however, this is not our current intent and could be limited by our ability to repatriate such cash in a tax efficient manner. We believe that our existing cash and cash equivalents as of January 31, 2012, anticipated funds generated from our operations, and financing available under our existing credit facilities will be sufficient to fund our operations for at least the next twelve months. However, in the event that there are changes in our expectations or circumstances, we may need to raise additional funds through public or private debt or sale of equity to fund our operations. Cash balances which are not available for general corporate purposes are classified as restricted cash and are primarily related to cash which collateralizes commercial letters of credit.
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

The financial covenants are measured on a quarterly basis. Our leverage ratio and fixed charge coverage ratio were 0.13 and 34.3, respectively, as of January 31, 2012. Our calculations of these financial ratios are reported in Exhibit No. 99.1 of this Quarterly Report on Form 10-Q. A violation of any of the covenants above would result in an event of default and accelerate the repayment of all unpaid principal and interest and the termination of any letters of credit. All of our domestic assets and certain interests in some foreign subsidiaries are pledged as collateral under the three-year Credit Facility Agreement. We were in compliance with all our financial covenants as of January 31, 2012.

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

As of January 31, 2012, we had $22.2 million available under our Credit Facility, net of $2.8 million in outstanding letters of credit. There were no outstanding balances under our Credit Facility as of January 31, 2012.

We have two unsecured credit facilities in Taiwan of $1.3 million and $1.7 million bearing interest at 2.5% and 3.0% per annum, respectively. There were no outstanding balances under our unsecured Taiwan credit facilities as of January 31, 2012.

Subordinated Notes

We have subordinated notes with an aggregate value of $10.0 million, accruing interest at 2% annually, all of which are due August 2013. We expect to pay the subordinated notes, and related interest, using cash generated from our operations or from our existing credit facilities.
Uses of Cash
Capital Expenditures
Our capital spending plans currently provide for outlays ranging from approximately $6 million to $8 million over the next twelve months, primarily related to investments in machinery and equipment to support manufacturing, the continued implementation of our ERP system and other information technology related projects, as well as patent and trademark maintenance. It is expected that funds necessary for these expenditures will be generated internally or from available financing. To the extent that sufficient funds cannot be generated through operations or we are unable to obtain financing on reasonable terms, we may reduce our capital expenditures accordingly. Our capital spending for the nine months ended January 31, 2012 and 2011 was $3.3 million and $2.7 million, respectively.
Repayment of Debt, Capital Leases and Notes Payable
Our total net repayments of debt and notes payable were $5.5 million for the nine months ended January 31, 2012 as compared to net borrowings of debt and notes payable of $1.5 million for the nine months ended January 31, 2011.

Off-Balance Sheet Arrangements

As of January 31, 2012, the Company had letter-of-credit reimbursement agreements totaling $2.8 million compared to $2.3 million as of April 30, 2011. These letter-of-credit agreements relate to performance on contracts with our customers and vendors.
Contractual Obligations
During the nine months ended January 31, 2012, there were no material changes outside the ordinary course of business in our contractual obligations and minimum commercial commitments as reported in our Annual Report on Form 10-K for the fiscal year ended April 30, 2011.
Critical Accounting Estimates and Judgments
There are no material changes in our critical accounting estimates as disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2011.

Recently Issued Accounting Pronouncements

Refer to Note 1 to the Condensed Consolidated Financial Statements found in Item 1 of Part I of this quarterly report on Form 10-Q for a discussion of recently issued accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have not been any material changes in our market risk during the nine months ended January 31, 2012. For additional information, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations as presented in our Annual Report on Form 10-K for the fiscal year ended April 30, 2011.

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

During the third quarter of fiscal year 2012, we completed the implementation of our new enterprise resource planning (“ERP”) system in another of our geographic locations, continuing with the implementation that was launched in the second quarter of fiscal year 2010. We expect to continue this implementation in succeeding phases over the course of the next twelve to eighteen months in the rest of our global operations. The implementation of this ERP system has and will continue to affect our internal controls over financial reporting by, among other things, improving user access security and automating a number of accounting, back office and reporting processes and activities. Management will continue to evaluate the operating effectiveness of related key controls during subsequent periods.

With the exception of the implementation of the ERP system in another of our geographic locations as described above, there were no other changes identified in our internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 5 of the Condensed Consolidated Financial Statements found in Item 1 of Part I of this quarterly report on Form 10-Q for a discussion of the Company’s legal proceedings.

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

Items 2, 3, 4, and 5 are None and have been omitted.

Item 6. Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Debt Covenant Compliance as of January 31, 2012
101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Taxonomy Extension Label Linkbase Document
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

FLOW INTERNATIONAL CORPORATION

Date:	March 1, 2012	/s/ Charles M. Brown
Charles M. Brown
President and Chief Executive Officer (Principal Executive Officer)

Date:	March 1, 2012	/s/ Allen M. Hsieh
Allen M. Hsieh
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)