Form 10-K
period 2012-04-30
FLOW INTERNATIONAL CORP
filed 2012-06-28
CIK 713002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2012
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes  ☐      No  ☑

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $118,662,230 as of October 31, 2011, the last business day of the registrant's most recently completed second fiscal quarter, based on a closing price of $2.59 per share as quoted by the NASDAQ Stock Market as of such date. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had 47,918,765 shares of Common Stock, $0.01 par value per share, outstanding as of June 15, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended April 30, 2012 (the “2012 Proxy Statement”). Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K. With the exception of such portions of the 2012 Proxy Statement expressly incorporated by into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Annual Report on Form 10-K.

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

•	statements regarding our belief that we offer the broadest product line and provide a superior product at every price point;

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

•
statements regarding our expectation that our recently introduced Mach 4 and 2 series products, as well as our HyPlex Prime direct drive pump, will have strong contributions to our results in fiscal year 2013 and beyond;

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

•
statements regarding our belief that our existing cash and cash equivalents, along with the expected proceeds from our operations and available amounts under our Credit Facility, will provide adequate liquidity to fund our operations through at least the next twelve months;

•	statements regarding our ability to fund future capital spending through cash from operations and/or from external financing;

•	statements regarding our ability to repay our subordinated notes in future periods;

•	statements regarding our ability to meet our debt covenants in future periods;

•	statements regarding anticipated results of potential or actual litigation; and

•	statements regarding the realizability of our deferred tax assets and our expectation that our unrecognized tax benefits will not change significantly within the next twelve months.

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

PART I

Item 1. Business

Business Overview

Flow International Corporation and its subsidiaries (hereinafter collectively referred to as “the Company”, “we”, or “our” unless the context requires otherwise) is a global technology-based company providing customer-driven waterjet cutting and surface preparation solutions. Our ultrahigh-pressure water pumps generate pressures from 40,000 to over 94,000 pounds per square inch (psi) and power waterjet systems that are used to cut and clean materials. Waterjet cutting is a fast-growing alternative to traditional methods, which utilize lasers, saws, knives, shears, plasma, electrical discharge machining ("EDM"), routers, drills, soda blasting and abrasive blasting techniques, and has uses in many applications from food and paper products to steel and carbon fiber composites.

This portion of our Form 10-K provides detailed information about who we are and what we do. Unless otherwise specified, current information reported in this Form 10-K is as of, or for the fiscal year ended April 30, 2012.

Our History

Flow International Corporation was incorporated in Delaware in 1983 as Flow Systems, Inc. and was reincorporated in Washington in October 1998. Our innovations and accomplishments through the years include:

Prior to the 2000s, we:

•	invented the abrasive waterjet;

•	led the waterjet industry in the use of pure waterjet cutting for disposable diapers and tissue;

•	developed the first 55,000 psi direct drive pumps;

•	developed the first 60,000 psi intensifier;

•	introduced WindowsR-based intelligent waterjet control software - FlowMasterTM - to the industry for abrasive waterjet flat stock cutting machine tools;

•	developed the first fully integrated cutting machine tool with all functions and diagnostic sensors centralized at the operator control station;

•	invented the UltraPierce accessory for the piercing of composites, stone, glass, ceramics without delaminating or breakage of material during the drilling process; and

•	developed the first multi-process 3-dimensional cutting large envelope machines for trimming and drilling of composite aerospace wings and structures using abrasive waterjet, routers, and inspection.

In the 2000s, we:

•	invented Dynamic WaterjetR with Active Tolerance Control to produce parts two to four times faster and with tolerances down to one to three thousandths of an inch;

•	invented the first collision and height sensor, the Dynamic Contour Follower, for Dynamic WaterjetR applications;

•	developed the first 94,000 psi rated intensifier pump for commercial cutting applications;

•	developed the first extremely high speed pure waterjet machine, the Sonic, for Gasket and foam production;

•	introduced Dynamic Waterjet XD, a 3-dimensional waterjet cutting technology that uses SmartStreamTM;

•	introduced the HyPlex PrimeR pump, combining patented HyperJetR seal technology with the efficiency of direct drive, while enabling faster, more accurate and repeatable maintenance;

•
introduced the Mach 4c, specifically designed to support HyperPressureTM technology, featuring an exclusive Roller Pinion mechanical motion drive system and expandable modular design to address changing customer needs; and

•	introduced the Mach 2c, designed to incorporate Dynamic WaterjetR into a system at a price point where that technology was previously unavailable.

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

We believe that, by growing our revenues and operating income, successfully improving our business and manufacturing processes, and maximizing our cash flows, we will deliver enhanced financial performance, and also be in a position to capitalize on growth opportunities that may arise. Our business strategies are designed to expand our competitive advantages by providing the following:

Broadest Product Line and Unmatched Customer Access in the Waterjet Industry. We offer a broad product line that encompasses a complete array of capabilities, technologies and price points. Our product offerings range from large custom built composite machining solutions and turnkey shape-cutting systems to environmentally-friendly ultrahigh-pressure surface preparation systems.

We believe our channels of distribution are unparalleled in the industry. With years of expertise, our direct sales force enhances customer experience by using a consultative sales approach. This direct channel of sales is augmented by our indirect sales partners who primarily focus on selling to mid-tier and economy product line customers.

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

Products and Services

Our mission is to provide the highest value customer-driven waterjet cutting and surface preparation solutions. We strive to improve our customers' profitability through the development of innovative products and services that expand our customers' markets and increase their productivity.

The primary components of our product line include versatile waterjet cutting and surface preparation systems which provide total system solutions for many materials including metal, stone, tile, composites, food, paper, rubber, structural foam and many more. We have a wide variety of customer types ranging from small job shops to major industrial companies.

Our ultrahigh-pressure technology has two broad applications: cutting and surface preparation.

Waterjet Cutting.  The primary application of our ultrahigh-pressure water pumps is cutting. In cutting applications, an ultrahigh-pressure pump pressurizes water from 40,000 to 94,000 rated psi, and forces it through a small orifice, generating a stream of water traveling at supersonic speeds. In order to cut metallic and other hard materials, an abrasive substance, usually garnet, is added to the waterjet stream creating an abrasive jet. Our cutting systems typically include a robotic manipulator that moves the cutting head, either 2-dimensionally or 3-dimensionally. Our systems may also combine waterjet with other applications such as material handling, conventional machining, routing inspection, assembly, and other automated processes. Our waterjet cutting systems cut virtually any shape in a single step with edge quality that usually requires no secondary finishing and are the most productive solutions for cutting a wide range of materials from 1/32 inch to over 24 inches thick. We offer two different pump technologies: ultrahigh-pressure intensifier and direct drive pumps, ensuring our customers get the pump that is right for them and their unique application. Our intensifier pumps can deliver water continuously at up to 94,000 psi, and our direct drive pumps up to 55,000 psi.

Waterjet cutting is recognized as a more flexible, cost effective and accurate alternative to traditional cutting methods such as mills, routers, lasers, EDM, saws or plasma. It offers greater versatility in the types of products it can cut, and, because it cuts without creating heat or mechanical stress and often reduces or eliminates the need for secondary processing operations and special fixturing. Waterjet cutting has applications in many industries, including aerospace, defense, automotive, semiconductors, disposable products, food, glass, sign, metal cutting, marble, tile and other stone cutting, and paper slitting and trimming.

Surface Preparation and Industrial Cleaning Products.  Our ultrahigh-pressure surface preparation and industrial cleaning systems are used for fast coating removal. These systems typically use direct drive pumps to create pressures in the range of 40,000 to 55,000 psi. Because only pure water is used to remove coatings, waterjetting costs less than grit blasting by eliminating the need for collection, containment, and disposal of abrasive materials. Removing coatings with water instead of grit allows other work to be done at the same time as the waterjet operation and reduces containment and cleanup issues. Steel, mechanical and electrical work, or painting, can be performed concurrently with waterjet industrial cleaning, which means projects are completed in less time and there are fewer environmental concerns than with traditional methods such as sandblasting.

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

We have established strong relationships with a diverse set of customers. Our largest customer in the Advanced segment (refer to our discussion on the Business Segments below) accounted for approximately 11% of consolidated sales in fiscal year 2010. No single customer or group of customers under common control accounted for 10% or more of sales during the respective fiscal years ended April 30, 2012 and 2011.

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

Competition in Our Markets

Our major markets - both domestic and foreign - are highly competitive, with our products competing against other waterjet competitors as well as technologies such as lasers, saws, plasma, shears, routers, drills, and abrasive blasting techniques. Waterjet cutting systems offer manufacturers many advantages over traditional cutting machines including an ability to cut or machine virtually any material, in any direction, with improved manufacturing times, and with minimal impact on the material being cut. These factors, in addition to the elimination of secondary processing in many circumstances, enhance the manufacturing productivity of our systems. Approximately 80 firms, other than Flow, have developed tools for cleaning and cutting based on waterjet technology. Most of our waterjet competitors provide only portions of a waterjet system, such as pumps or control systems. Other competitors integrate components from a variety of suppliers to provide a complete solution.

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

We estimate that the waterjet cutting solutions market opportunity exceeds $1 billion in annual revenue potential, or more than twice the current level. The total market potential continues to grow as new applications are developed. The rapidly increasing global market for waterjet solutions, while providing high growth opportunities, is also attracting new market entrants which will increase competition.

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

Business Segments

We report our operating results to our Chief Executive Officer, who is the chief operating decision maker, based on market segments which is consistent with management's long-term growth strategy. Our reportable segments are Standard and Advanced. The Standard segment includes sales and cost of sales related to our cutting and surface preparation systems using ultrahigh-pressure water pumps as well as parts and services to sustain these installed systems. Systems included in this segment do not require significant custom configuration. The Advanced segment includes sales and cost of sales related to our complex Advanced segment systems which require specific custom configuration and advanced features, including robotics, to match unique customer applications.

Financial information about our segments is included in Note 16 - Business Segments and Geographic Information of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data.

Sales Outside the United States

In fiscal year 2012, 59%, or $150.4 million, of our total consolidated sales were to customers outside the United States, this included:

•	$27.2 million of exports from the United States;

•	$51.4 million of sales from our Europe, Middle East, and Africa locations; and

•	$71.8 million of sales from our other foreign locations

Raw Materials

We depend on the availability of raw materials, parts and subassemblies from our suppliers and subcontractors. Principal materials used to make waterjet products are metals, and plastics, typically in sheets, bar stock, castings, forgings and tubing. We also purchase many electrical and electronic components, fabricated metal parts, high-pressure fluid hoses, ball screws, roller pinions, seals and other items integral to our products. Suppliers are competitively selected based on quality, delivery and cost. Our suppliers' ability to provide timely and quality raw materials, components, kits and subassemblies affect our production schedules and contract profitability. Some of our business units purchase these items from sole or limited source suppliers; however, we are currently able to source our raw materials in quantities sufficient to meet our requirements in each business unit, some of which may require longer lead times due to availability.

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

We believe research and development is critical to the success of our business strategy. During the fiscal year ended April 30, 2012, we expensed $10.9 million related to product research and development as compared to $10.1 million in fiscal year 2011 and $8.1 million in fiscal year 2010. Research and development expenses as a percentage of revenue were between 4% and 5% during each of the respective fiscal years ended April 30, 2012, 2011, and 2010. We expect to continue investing in research and development activities in order to create innovative next-generation products and maintain competitive advantages in the markets we serve.

Backlog

Our backlog decreased slightly from $46.5 million at April 30, 2011 to $44.7 million at April 30, 2012. The backlog at April 30, 2012 and 2011 represented 18% and 21% of our trailing twelve months sales as of April 30, 2012 and 2011, respectively.

Backlog includes firm orders for which written authorizations have been accepted and revenue has not yet been recognized. Generally, our products, exclusive of our Advanced segment systems, can be shipped within a four to 16 week period. Advanced segment systems typically have long lead times which may range from 12 to 24 months. Individual orders of our products and services can involve the delivery of several hundred thousand dollars of products or services at one time. Due to possible changes in customer delivery schedules and cancellation of orders, our backlog at any particular date is not indicative of actual sales for any succeeding period. Delays in delivery schedules and/or a reduction of backlog during any particular period could have a material adverse effect on our business and results of operations.

Working Capital Practices

We fund our business operations through a combination of available cash, cash equivalents and cash flows generated from operations. We may also draw upon our Credit Facility to augment working capital needs. We generally require advance payments as deposits on customized equipment and standard systems, and we also require progress payments for customized equipment during the manufacturing of these products, or prior to product shipment and installation.

Employees

We had approximately 640 full-time employees as of April 30, 2012, of which 63% were located in the United States, and 37% were located in other foreign locations. Our success depends in part on our ability to attract and retain employees.

Available Information

We are subject to the reporting requirements of the Exchange Act and its rules and regulations. The Exchange Act requires us to file reports, proxy statements and other information with the U.S. Securities and Exchange Commission (“SEC”). All material we file with the SEC is publicly available at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 and may also be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a Web site that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC's Web site at www.sec.gov.

We make available, free of charge on our Web site, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q (including related filings in eXtensible Business Reporting Language ("XBRL") format), Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file these documents with, or furnish them to, the SEC. These documents are posted on our Web site at www.FlowWaterjet.com - select the “Investors” link and then the “Reports” link.

Item 1A. Risk Factors

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition, results of operations, and the trading price of our common stock.

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

Our ability to develop and introduce new products may affect our competitive position and often requires the investment of significant resources. Difficulties or delays in research, development or production of new products or failure to gain market acceptance of new products and technologies may reduce future revenues and adversely affect our competitive position and our financial results.

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

The global macroeconomic environment continues to be volatile and its impact on the credit markets could adversely affect our results of operations.

The macroeconomic environment continues to remain volatile and to the extent that it deteriorates it could:

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

The trading price of our common stock has been highly volatile. On June 15, 2012, the closing price of our common stock was $2.95. Our stock price could decline or be subject to wide fluctuations in response to factors such as the risks discussed in this section and the following:

•	actual or anticipated fluctuations in our operating results or our competitors' operating results;

•	announcements by us or our competitors of new products;

•	capacity changes, significant contracts or changes to existing contracts, acquisitions, or strategic investments;

•	our growth rate and our competitors' growth rates;

•	changes in stock market analyst recommendations regarding us, our competitors, or our industry in general, or lack of analyst coverage of our common stock;

•	negative changes in global financial markets and economic conditions;

•	sales of our common stock by our executive officers, directors, and significant stockholders or sales of substantial amounts of common stock at one time; and

•	changes in accounting principles.

In addition, there has been significant volatility in the market price and trading volume of our securities that is sometimes unrelated to our operating performance. Some companies that have had volatile market prices for their securities have been the target of a hostile takeover or subject to involvement by activist shareholders. If we were to become the target of such a situation, it could result in substantial costs and would divert management's attention and resources.
We have unresolved claims with the purchaser of Avure.

During fiscal year 2009, we were notified by the purchaser of our Avure Business (“Purchaser”), which we reported as a discontinued operation for the fiscal year ended April 30, 2006, that the Swedish tax authority was conducting an audit which includes periods during the time that we owned the subsidiary. Pursuant to our agreement with the Purchaser, we had made commitments to indemnify various liabilities and claims, including any tax matters when we owned the business. The Swedish tax authority concluded its audit and issued its report in November 2009, initially asserting that Avure owes 19.5 million Swedish Krona, approximately $2.8 million at the initial date of assessment, in additional taxes, penalties and fines. In April 2010, we filed an appeal to contest the Swedish tax authority's assertion. Since the filing of our appeal, there has been further correspondence with the Swedish tax authorities as we continue to contest the findings, and there has been a hearing before the Swedish district court regarding the appeal, but there has been no decision in the matter and we are awaiting this court's decision. We recorded a charge in fiscal year 2010 related to the periods during which we owned Avure and, as of April 30, 2012, the liability is approximately $1.3 million. The balance of the accrued liability will fluctuate period over period with changes in foreign currency rates until such time as the matter is ultimately resolved.

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

We evaluate our deferred tax assets for realizability based on all available evidence. This process involves significant assumptions that are subject to change from period to period based on changes in tax laws or variances between the future projected operating performance and our actual results. We are required to establish a valuation allowance for deferred tax assets if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the more-likely-than-not criterion, we evaluate all positive and negative available evidence as of the end of each reporting period. Future adjustments, either increases or decreases, to the deferred tax asset valuation allowance will be determined based upon changes in the expected realization of the net deferred tax assets. The realization of the deferred tax assets ultimately depends on the existence of sufficient taxable income in either the carry back or carry forward periods under the tax law. Due to significant estimates utilized in establishing the valuation allowance and the potential for changes in facts and circumstances, it is reasonably possible that we may be required to record adjustments to the valuation allowance in future reporting periods. Such a charge could have a material adverse effect on our results of operations and financial condition. As of April 30, 2012, we had $20.8 million of net deferred tax assets.

Any significant disruption in our information technology systems or those of third-parties that we utilize in our operations could adversely impact our business.

We utilize our own communications and computer hardware systems located either in our facilities or in that of a third-party web hosting provider. In addition, we utilize third-party Internet-based or “cloud” computing services in connection with our business operations.  Our servers and those of third-parties we use in our operations are vulnerable to computer viruses, cyber attacks, physical or electronic break-ins and similar disruptions, which could lead to interruptions and delays in our operations as well as loss, misuse, or theft of data.

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

In fiscal year 2012, approximately 59% of our sales were derived outside the U.S. Since our growth strategy depends in part on our ability to further penetrate markets outside the U.S., we expect to continue to increase our sales outside the U.S., particularly in emerging markets. In addition, some of our sales distribution offices and many of our suppliers are located outside the U.S. Our international business is subject to risks that are customarily encountered in non-U.S. operations, including:

•	interruption in the transportation of materials to us and finished goods to our customers;

•	changes in a specific country's or region's political or economic conditions;

•	trade protection measures;

•	import or export licensing requirements;

•	unexpected changes in laws or licensing and regulatory requirements, including negative consequences from changes in tax laws;

•	limitations on ownership and on repatriation of earnings;

•	difficulty in staffing and managing widespread operations;

•	differing employment practices and labor issues;

•	differing protection of intellectual property; and

•	natural disasters, security concerns, including crime, political instability, terrorist activities and the U.S. and international response thereto.

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

Disasters and business interruptions such as earthquakes, flooding, fire, and electrical failure affecting our operating activities and major facilities could materially and adversely affect our operations, our operating results and financial condition. We have developed a disaster recovery plan to mitigate the negative results of such an occurrence; however, the implementation and execution of such plans may not be adequate.

Violations of the U.S. Foreign Corrupt Practices Act could subject us to civil or criminal liability.

As a global company, we are also subject to risks that our employees, representatives or agents could conduct our operations outside the U.S. in ways that may violate the U.S. Foreign Corrupt Practices Act or other similar anti-bribery laws. Although we have policies and procedures to comply with those laws, our employees, representatives and agents may take actions that violate our policies. Further, indirect sales representatives or other agents that help sell our products or provide other services may violate our anti-bribery policies and procedures as we do not have direct oversight into their conduct. Any such violations could result in fines and other penalties and could otherwise have a negative impact on our business.

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

Our products are sold in industries and end-user applications that have historically experienced periodic downturns, such as automotive, aerospace, job shops, stone and tile and surface preparation. Cyclical weaknesses in the industries that we serve have led and could lead to a reduced demand for our products and adversely affect our financial condition and results of operations. Any competitive pricing pressures, slowdown in capital investments or other downturn in these industries could adversely affect our financial condition and results of operations in any given period. Additionally, visibility into our markets is limited. Our quarterly sales and operating results depend substantially on the volume and timing of orders received during the quarter, which are difficult to forecast. Any decline in our customers' markets would likely result in diminished demand for our products and services and would adversely affect our growth rate and profitability.

Item 1B. Unresolved Staff Comments

There are no unresolved comments that were received from the SEC staff relating to our periodic or current reports under the Securities Exchange Act of 1934 as of April 30, 2012.

Item 2. Properties

We occupied approximately 357 thousand square feet of floor space on April 30, 2012 for manufacturing, warehousing, engineering, sales offices, and administration, of which approximately 59% was located in the United States.

The following table provides a summary of the floor space by reportable segment:

	Owned	Leased
	(In square feet)
Standard	15,820	278,898
Advanced	40,245	22,180
Total	56,065	301,078

We have operations at the following locations:

•
Standard - Kent, Washington, which is our headquarters and the primary ultrahigh-pressure pump and component manufacturing facility; Jeffersonville, Indiana, a manufacturing facility for our Standard systems; Nagoya, Toyko, and Yokohama, Japan; Shanghai, Guangzhou and Beijing, China; Hsinchu, Taiwan; Bretten, Germany; Birmingham, England; Milan, Italy; Madrid, Spain; Lyon, France; Brno, Czech Republic; Dubai, UAE; Bangalore, India; Sao Paulo, Brazil; and Buenos Aires, Argentina;

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

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our stock is traded on the NASDAQ Stock Market under the symbol “FLOW”. The range of high and low sales prices for our common stock for the last two fiscal years is set forth in the following table:

	Fiscal Year 2012		Fiscal Year 2011
	Low	High	Low	High
First Quarter	$2.98	$4.34	$2.16	$3.25
Second Quarter	$1.90	$3.48	$2.03	$2.94
Third Quarter	$2.26	$3.95	$2.64	$4.33
Fourth Quarter	$3.64	$4.49	$3.75	$4.72

Holders of the Company's Common Stock

As of June 15, 2012, there were approximately 900 holders of record of our common stock.

Dividends

We have not paid dividends to common shareholders in the past. Our Board of Directors intends to retain future earnings, if any, to finance development and expansion of our business and reduce any debt and does not expect to declare dividends to common shareholders in the foreseeable future. Additionally, our ability to pay cash dividends is restricted under our Credit Facility Agreement. Refer to Note 7 - Notes Payable to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, for further discussion on our Credit Facility.

Issuer Purchases of Equity Securities

None.

Comparison of Five-Year Cumulative Total Shareholder Return*

The following graph compares the cumulative 5-year total return of holders of our common stock with the cumulative total returns of the S&P Smallcap 600 index, the NASDAQ Composite index, and the Dow Jones U.S. Industrial Machinery index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Flow International Corporation, the S&P Smallcap 600 Index, the NASDAQ Composite Index, and the Dow Jones US Industrial Machinery Index

$160
$140
$120
$100
$80
$60
$40
$20
$0
4/07
4/08
4/09
4/10
4/11
4/12
Flow International Corporation
S&P Smallcap 600
NASDAQ Composite
Dow Jones US Industrial Machinery

*$100 invested on 4/30/07 in stock or index, including reinvestment of dividends.
Fiscal year ending April 30.

Copyright© 2012 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
Copyright© 2012 Dow Jones & Co. All rights reserved.

	4/07	4/08	4/09	4/10	4/11	4/12
Flow International Corporation	100.00	86.17	15.64	27.15	37.03	35.31
S&P Smallcap 600	100.00	90.95	63.62	94.02	114.16	115.39
NASDAQ Composite	100.00	92.99	68.86	97.61	118.78	122.43
Dow Jones US Industrial Machinery	100.00	113.19	67.4	109.99	145.61	140.67

*	The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Performance Graph Assumptions

•	Assumes a $100.00 investment in our common stock and in each index in April 30, 2007 and tracks it through to April 30, 2012.

•	Total return assumes all dividends are reinvested.

•	Measurement dates are the last trading day of the fiscal year shown.

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements, the related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included in this Annual Report on Form 10-K.

	Fiscal Year Ended April 30,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Statement of Operations Data:
Sales	$253,768	$216,524	$173,749	$210,103	$244,259
Income (Loss) From Continuing Operations	9,389	1,008	(7,389)	(23,086)	21,911
Net Income (Loss)	9,449	766	(8,484)	(23,819)	22,354

Basic Income (Loss) Per Share:
Income (Loss) From Continuing Operations	0.20	0.02	(0.17)	(0.61)	0.59
Net Income (Loss)	0.20	0.02	(0.19)	(0.63)	0.60

Diluted Income (Loss) Per Share:
Income (Loss) From Continuing Operations	0.20	0.02	(0.17)	(0.61)	0.58
Net Income (Loss)	0.20	0.02	(0.19)	(0.63)	0.59

	April 30,
	2012	2011	2010	2009	2008
	(In thousands)
Balance Sheet Data:
Working Capital	$56,445	$41,131	$31,913	$27,923	$56,126
Total Assets	167,066	153,063	131,209	144,960	151,155
Short-Term Debt	21	5,525	411	16,593	2,095
Long-Term Obligations (i)	9,631	8,762	7,972	1,937	2,333
Shareholders' Equity	91,048	79,454	75,624	62,711	86,064

i.	Long-Term Obligations at April 30, 2012, 2011, and 2010 include subordinated notes of $9.6 million, $8.7 million, and $8.0 million, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

As you read this discussion and analysis, refer to our Consolidated Statements of Operations included in Item 8 - Financial Statements and Supplementary Data, which presents the results of our operations for the respective fiscal years ended April 30, 2012, 2011 and 2010. We analyze and explain the differences between the periods in the specific line items of our Consolidated Statements of Operations. This discussion and analysis has been organized as follows:

•	Executive Summary, including overview, business strategy and future outlook;

•	Significant matters affecting comparability that are important to understanding the results of our operations and financial condition;

•	Results of operations beginning with an overview of our results, followed by a detailed review of those results by reporting segment;

•	Financial condition addressing liquidity position, sources and uses of cash, capital resources and requirements; commitments, and off-balance sheet arrangements; and

•	Critical accounting policies which require management's most difficult, subjective or complex judgment.

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

Executive Summary

Overview

We are a global technology-based manufacturing company committed to providing a world class customer experience. We offer technological leadership and exceptional waterjet performance to a wide-ranging customer base. Our versatile technology benefits many cutting and surface preparation applications, delivering profitable waterjet solutions and dynamic business growth opportunities to our customers.

Fiscal Year 2012 Highlights

During fiscal year 2012, we saw the achievement of all-time revenue records, in the aggregate, for our Standard segment and for our spare parts business, stable overall gross profit margins year over year, and improved operating leverage with disciplined control over expenses. This resulted in net income of $9.4 million, adjusted earnings before interest, tax and depreciation ("Adjusted EBITDA") of $24.4 million and a positive net cash position of $12.9 million for the fiscal year ended April 30, 2012.

On an annual basis:

•	Overall revenues increased 17% to $253.8 million for fiscal year 2012, an all-time high, and an increase from $216.5 million in the comparative prior year;

•	Standard segment revenue reached $230.3 million, a 23% improvement over the prior fiscal year, and an all-time high for the segment;

•	We achieved record annual sales from our global spare parts business at $80.0 million, a 14% growth over the prior fiscal year;

•	At $150.5 million, our Standard segment systems sales in fiscal year 2012 increased 28% over fiscal year 2011 with double digit growth in all regions;

•	Advanced segment systems sales were $23.4 million, which was 18% lower than fiscal year 2011, as expected, primarily due to the timing of contracts;

•	Our overall gross profit margin has remained consistent year over year at 39%;

•	Our operating income was $14.7 million or 6% of sales compared with operating income of $4.9 million or 2% of sales in the prior fiscal year;

•	We generated net income of $9.4 million or earnings per share of $0.20, compared to net income of $0.8 million or $0.02 per share in the comparative prior year;

•
Our Adjusted EBITDA was $24.4 million for fiscal year 2012, an increase of approximately $10.6 million over the prior year. Refer to reconciliation of Adjusted EBITDA to Net Income (Loss) set forth below;

•	We maintained a strong balance sheet with a net cash position of $12.9 million, a current ratio of 2.0 and a long-term debt to equity ratio of 0.1; and

•
Total cash generated by operating activities as defined in our cash flow statement was $12.7 million for the fiscal year ended April 30, 2012 as compared to $2.9 million for the fiscal year ended April 30, 2011.

Looking Ahead

We continue to build significant and sustainable competitive advantages that capitalize on the waterjet category growth opportunities. We believe that we are well positioned to continue growing our business organically over the long-term through product development, unmatched global customer access and continued operating leverage.

•
Product Development We continue to make strategic investments in research and development for existing and new products, and to invest in research and development of advanced and innovative technologies for future application. We believe that delivering innovative and high-value solutions is critical to meeting customer needs and achieving our future growth. We remain positive with regard to our recently introduced Mach 4 and Mach 2 series products, as well as our HyPlex Prime direct drive pump. We expect strong contributions from these new product offerings in fiscal year 2013 and beyond.

•
Customer Access Our two distribution channels blanket the world, selling into more than 60 countries, and are working together to drive sustainable growth. We intend to continue making significant investments to expand our access to potential customers by continued development of both our direct and indirect distribution channels, which are unparalleled in the industry.

•
Operating Leverage We continue to demonstrate our ability to improve operating margins by leveraging expenses as revenue increases. While we intend to continue investing in our business, disciplined cost control remains a high priority to ensure sustainable long-term profitability while maintaining our competitiveness in the markets we serve. The timing of investments in our business may create variability in our operating results.

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

Reconciliation of Adjusted EBITDA to Net Income (Loss):
(in 000s)

	Fiscal Year Ended April 30,
	2012	2011	2010
Net Income (Loss)	$9,449	$766	$(8,484)
Add Back:
Depreciation and Amortization	6,208	6,302	5,725
Income Tax Provision (Benefit)	3,276	2,895	(2,844)
Interest Charges	1,112	1,776	2,374
Non-Cash Charges	4,377	1,758	3,380
Other (i)	(60)	242	5,724
Adjusted EBITDA	$24,362	$13,739	$5,875

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

Matters Affecting Comparability

Our financial performance over the past few years has been driven by several factors, principally the general economic conditions within our global markets, fluctuations in the relationship of foreign currencies to the U.S. dollar, product and project mix and the impact of investments in our business. These key factors have impacted the comparability of our results of operations in the past and are likely to affect them in the future.

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

Product and Project Mix

Our profit margins vary in relation to the relative product and geographic mix, including the market segments that we serve, the type of product we sell, the geographic location in which the product is sold, the end market for which the product is designed, and the relative percentage of total revenue represented by our Standard systems, Advanced systems, aftermarket sales and services.

Foreign Currency Fluctuations

The volatility in the global economic environment continues to result in significant volatility in the global currency markets. For the year ended April 30, 2012, approximately 59% of our total consolidated sales were to customers outside the United States. Since the majority of our international operations are conducted in currencies other than the U.S. dollar, currency fluctuations can have a significant impact on the translation of our international revenues and earnings into U.S. dollar amounts. During fiscal year 2012, the U.S. dollar strengthened against the average exchange rates for these currencies versus the comparable prior year period, negatively impacting the translation of our international revenues and earnings during the current fiscal year.

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

Reinstatement of Previously Reduced Wages and Suspended Employee Benefits

As the global recession set in during the end of fiscal year 2008 we responded by implementing permanent and temporary changes to adjust our operating costs. Some of these changes included a temporary reduction in wages or hours worked for a majority of our employees and suspension of certain employee benefits. While these temporary wage reductions and benefit suspensions helped us through the economic downturn, they did not fit into our long-term strategy of attracting and retaining skilled and knowledgeable people. We therefore initiated the reinstatement of these wages and employee benefits using a phased in approach starting in the third quarter of fiscal year 2010. As a result of these reinstatements, our comparable year-over-year operating expenses are higher in the current comparative periods.

Launch of new Enterprise Resource Planning (“ERP”) System

We placed a new ERP system with a carrying value of $10.6 million into service at the end of the second quarter in fiscal year 2010 when it was launched in the first of our geographic locations. This ERP system is being depreciated over a useful life of five years since its launch. Full-year and partial-year depreciation expense related to this asset in the respective years ended

April 30, 2012, 2011 and 2010, will impact year-over-year operating expense comparisons.

Restructuring and Other Operating Charges

In fiscal year 2010, we recorded a $6 million charge pursuant to the provisions of an amended Merger Agreement with OMAX, net of a $2.8 million discount on two subordinated notes issued to OMAX in fiscal year 2010.

Also during fiscal year 2010, we recognized $1.0 million in restructuring activities as a result of the global recession in order to improve performance and better position us for existing market conditions and longer-term growth. The restructuring charges recorded in fiscal year 2010 were net of a $0.6 million credit related to the gain recognized on the sale of our building in Hsinchu, Taiwan. There were no further restructuring activities during fiscal years 2011 and 2012, and there are no further planned restructuring activities as of April 30, 2012.

Our restructuring liability was satisfied as of April 30, 2011. The following table summarizes our restructuring and other operating charges, net:

Fiscal Year Ended April 30,
2010
Severance and termination benefits	$1,604
Gain on sale of building	(601)
Merger termination charge	3,219
$4,222

Discontinued Operations

In fiscal year 2009, we were notified by the purchaser of our Avure business (reported as a discontinued operation for the fiscal year ended April 30, 2006), that the Swedish Tax Authority was conducting an audit which included periods when we owned the business. In the sale agreements, we made commitments to indemnify the purchaser for certain claims, including tax matters relating to the periods when we owned the business. The Swedish tax authority concluded its audit and issued a final report in November 2009 initially asserting that Avure owes 19.5 million Swedish Krona, approximately $2.8 million at the initial date of assessment, in additional taxes, penalties and fines. In April 2010, we filed an appeal to contest the Swedish tax authority's assertion. Since the filing of our appeal, there has been further correspondence with the Swedish tax authorities as we continue to contest the findings, and there has been a hearing before the Swedish district court regarding the appeal, but there has been no decision in the matter and we are awaiting this court's decision. A charge was recorded in fiscal year 2010 related to the periods when we owned Avure. This charge was accounted for as an adjustment to the loss on the disposal of the Avure business and is reported as a charge to discontinued operations in our Consolidated Statements of Operations. As of April 30, 2012, we have accrued $1.3 million related to the Avure matter. The balance of the accrued liability will fluctuate period over period with changes in foreign currency rates until such time as the matter is ultimately resolved.

Results of Operations
(Tabular amounts in thousands)

Summary Consolidated Results

				2012 vs 2011		2011 vs 2010
	Fiscal Year Ended April 30,			Increase (Decrease)		Increase (Decrease)
	2012	2011	2010	$	%	$	%
	(In thousands)
Sales	$253,768	$216,524	$173,749	$37,244	17%	$42,775	25%
Gross Margin	99,368	84,461	67,767	14,907	18%	16,694	25%
Selling, General, and Administrative Expenses	84,699	79,574	70,545	5,125	6%	9,029	13%
Restructuring and Other Operating Charges, net	—	—	4,222	—	NM	(4,222)	(100)%
Operating Income (Loss)	14,669	4,887	(7,000)	9,782	NM	11,887	NM

Expressed as a % of Sales:
Gross Margin	39%	39%	39%		—		—
Selling, General, and Administrative Expenses	33%	37%	41%		(400) bpts		(400) bpts
Restructuring and Other Operating Charges, net	—%	—%	2%		NM		(200) bpts
Operating Income (Loss)	6%	2%	(4)%		400 bpts		600 bpts

bpts = basis points
NM = not meaningful

Consolidated Sales by Category
				2012 vs 2011		2011 vs 2010
	Fiscal Year Ended April 30,			Increase (Decrease)		Increase (Decrease)
	2012	2011	2010	$	%	$	%
	(In thousands)
Standard System Sales	$150,456	$117,721	$81,799	$32,735	28%	$35,922	44%
Advanced System Sales	23,358	28,431	34,333	(5,073)	(18)%	(5,902)	(17)%
Consumable Parts Sales	79,954	70,372	57,617	9,582	14%	12,755	22%
	$253,768	$216,524	$173,749	$37,244	17%	$42,775	25%

Segment Results of Operations

We report our operating results to our Chief Executive Officer, who is our chief operating decision maker, based on market segments which is consistent with management's long-term growth strategy. Our reportable segments are Standard and Advanced. The Standard segment includes sales and cost of sales related to our cutting and surface preparation systems using ultrahigh-pressure water pumps as well as parts and services to sustain these installed systems. Systems included in this segment do not require significant custom configuration. The Advanced segment includes sales and cost of sales related to our complex aerospace projects which require specific custom configuration and advanced features, including robotics, to match unique customer applications as well as parts and services to sustain these installed systems.

This section provides a comparison of net sales and gross margin for each of our reportable segments for the last three fiscal years. For further discussion on our reportable segments, refer to Note 16 - Business Segments and Geographic Information of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data.

Standard Segment

				2012 vs 2011		2011 vs 2010
	Fiscal Year Ended April 30,			Increase (Decrease)		Increase (Decrease)
	2012	2011	2010	$	%	$	%
	(In thousands)
Sales	$230,272	$187,887	$137,514	$42,385	23%	$50,373	37%
% of total company sales	91%	87%	79%		NM		NM
Gross Margin	93,843	78,321	56,097	15,522	20%	22,224	40%
Gross Margin as % of sales	41%	42%	41%		(100) bpts		100 bpts

bpts = basis points
NM = not meaningful

Fiscal year 2012 compared to fiscal year 2011

Sales in our Standard segment increased $42.4 million or 23% over the prior year. Excluding the impact of foreign currency changes, sales in the Standard segment increased $40.5 million or 22% in fiscal year 2012 compared to the prior year.
The year over year increases were primarily driven by the following:

•	Continued double-digit growth in system sales across all geographies on higher system sales volume for an aggregate growth of $32.7 million or 28% over the comparative prior year.

•
Consumable parts sales for this segment also increased by $9.7 million or 14% over the prior comparative year based on higher system utilization by our customers and increased system sales volumes with nearly all geographies reporting double-digit growth over the prior fiscal year.

Gross margin in fiscal year 2012 was $93.8 million or 41% of sales compared to $78.3 million or 42% of sales in the prior year. Generally, comparisons of gross margin rates in this segment will vary period over period based on changes in our product sales mix and prices and levels of production volume.

Fiscal year 2011 compared to fiscal year 2010

Sales in our Standard segment increased $50.4 million or 37% over the prior year. Excluding the impact of foreign currency changes, sales in Standard segment increased $50.3 million or 37% in fiscal year 2011 compared to the prior year. These increases were driven by the following:

•	Significant improvements in system sales volume across all geographies as the global economic environment improved and businesses increased capital spending.

•
Consumable parts revenue for the Standard segment also increased by $14.5 million or 26% in fiscal year 2011 on higher system sales volume and improved system utilization by our customers with all geographies reporting double-digit growth over the prior fiscal year.

Gross margin in fiscal year 2011 was $78.3 million or 42% of sales compared to $56.1 million or 41% of sales in the prior year. The improvement in our margins over the prior year was primarily attributable to product mix. Generally, comparisons of gross margin rates in this segment will vary period over period based on changes in our product sales mix and prices and levels of production volume.

Advanced Segment

				2012 vs 2011		2011 vs 2010
	Fiscal Year Ended April 30,			Increase (Decrease)		Increase (Decrease)
	2012	2011	2010	$	%	$	%
	(In thousands)
Sales	$23,496	$28,637	$36,235	$(5,141)	(18)%	$(7,598)	(21)%
% of total company sales	9%	13%	21%		NM		NM
Gross Margin	5,525	6,140	11,670	(615)	(10)%	(5,530)	(47)%
Gross Margin as % of sales	24%	21%	32%		300 bpts		(1,100) bpts

bpts = basis points
NM = not meaningful

Fiscal year 2012 compared to fiscal year 2011

Sales in the Advanced segment vary period over period for various reasons, such as the timing of contract awards, timing of project design and manufacturing schedules, the timing of shipments to customers, and timing of installation at customer sites. In fiscal year 2012, sales in our Advanced segment decreased $5.1 million or 18% when compared to the prior fiscal year. This decrease was consistent with our expectations and primarily due to the timing of contract awards, as well as the completion of certain multi-year aerospace systems under contract in fiscal year 2012.

Advanced segment gross margins will vary period over period based on changes in project mix, geographic mix and levels of production. Gross margin in fiscal year 2012 amounted to $5.5 million or 24% of sales compared to $6.1 million or 21% of sales in the prior year. The increase in gross margin as a percentage of sales when compared to the prior year is attributable to changes in project mix as well as adjustments in original estimates related to material and installation costs on certain project contracts in the prior year comparative period.

Fiscal year 2011 compared to fiscal year 2010

In fiscal year 2011, sales in our Advanced segment decreased $7.6 million or 21%. The decrease was primarily due to the timing of revenue recognition for some of our significant aerospace contracts that were in the production phase during the comparative prior year. During fiscal year 2011, a significant number of these aerospace contracts were in the installation phase.

Gross margin in fiscal year 2011 amounted to $6.1 million or 21% of sales compared to $11.7 million or 32% of sales in the prior year. The decrease in gross margin as a percentage of sales when compared to the prior year is attributable to adjustments in original cost estimates on certain aerospace contracts during fiscal year 2011 as more experience was gained and new information obtained regarding installation constraints and customer expectations. The revised cost estimates amounted to $3.4 million, representing an amount valued at less than 10% of the total value of the contracts involved, resulting in lower overall margin for the fiscal year ended April 30, 2011.

Selling, General and Administrative Expenses

				2012 vs 2011		2011 vs 2010
	Fiscal Year Ended April 30,			Increase (Decrease)		Increase (Decrease)
	2012	2011	2010	$	%	$	%
	(In thousands)
Sales and Marketing	$49,454	$45,359	$37,259	$4,095	9%	$8,100	22%
Research and Engineering	10,863	10,074	8,104	789	8%	1,970	24%
General and Administrative	24,382	24,141	25,182	241	1%	(1,041)	(4)%
	$84,699	$79,574	$70,545	$5,125	6%	$9,029	13%

Fiscal year 2012 compared to fiscal year 2011

Our consolidated selling, general and administrative expenses decreased 400 basis points as a percentage of sales when compared to fiscal year 2011. In total dollars our consolidated selling, general and administrative expenses for the year ended April 30, 2012 increased $5.1 million from fiscal year 2011. The increase in absolute dollars was primarily a result of the following:

•	higher commission expense of $3.2 million due to comparatively higher sales volume and increased sales through our indirect channels;

•
increased labor and compensation related costs of $2.9 million driven by the reinstatement of previously reduced wages and suspended employee benefits, incremental investment in personnel, stock-based compensation and other labor related costs;

•	offset by lower investment of $0.7 million in technology infrastructure and new product development; and

•	other general cost reductions of $0.4 million over the prior fiscal year due in part to the timing of internal projects, and also to management and operational efficiencies.

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

•	the timing of investments for new product development which increased $1.6 million over the prior year comparative period;

•	increased marketing and related travel expense of $1.1 million due to the timing and activity of tradeshows and the generation of customer leads; and

•	additional depreciation expense of $0.4 million related to our new ERP system which was placed into service in October of fiscal year 2010.

Interest Income (Expense), net

				2012 vs 2011		2011 vs 2010
	Fiscal Year Ended April 30,			Increase (Decrease)		Increase (Decrease)
	2012	2011	2010	$	%	$	%
	(In thousands)
Interest Income	$62	$106	$252	$(44)	(42)%	$(146)	(58)%
Interest Expense	(1,112)	(1,776)	(2,374)	(664)	(37)%	(598)	(25)%
Net Interest Income (Expense)	$(1,050)	$(1,670)	$(2,122)	$(620)	(37)%	$(452)	(21)%

Interest expense primarily consists of imputed interest on two subordinated notes that carry a below market interest rate, amortization of deferred financing fees and interest charges on the used and unused portion of our Credit Facility, as well as outstanding letters of credit. Net interest expense was $1.1 million, $1.7 million, and $2.1 million for the respective fiscal years ended April 30, 2012, 2011, and 2010.

For fiscal year 2012 net interest expense decreased $0.6 million primarily due to lower average balances outstanding on our Credit Facility and lower average interest rates. The decrease in net interest expense in fiscal year 2011 compared to fiscal year 2010 is primarily due to lower average balances outstanding on our Credit Facility, as well as lower balances in outstanding standby letters of credit. In addition, fiscal year 2010 included a $0.3 million write-off of deferred financing fees as a result of reducing our available borrowing capacity by 50%.

Other Income (Expense), Net

				2012 vs 2011		2011 vs 2010
	Fiscal Year Ended April 30,			Increase (Decrease)		Increase (Decrease)
	2012	2011	2010	$	%	$	%
	(In thousands)
Realized Foreign Exchange Gains (Losses), net	$(249)	$177	$(1,215)	$(426)	NM	$1,392	NM
Unrealized Foreign Exchange Gains (Losses), net	(587)	412	66	(999)	NM	346	NM
Other	(118)	97	38	(215)	NM	59	NM
Other Income (Expense), net	$(954)	$686	$(1,111)	$(1,640)	NM	$1,797	NM

NM = not meaningful

During the fiscal year ended April 30, 2012, we recorded net Other Expense of $1.0 million, compared to net Other Income of $0.7 million in the prior fiscal year. The changes in other income and expense during the current fiscal year were primarily related to fluctuations in realized and unrealized foreign exchange gains and losses on revaluation of third party and intercompany settled and unsettled balances whose payment is anticipated in the foreseeable future.

During fiscal year 2010, we recorded a $1.3 million foreign currency translation adjustment related to the liquidation of two dormant subsidiaries as a realized foreign exchange loss. This non-cash charge was previously recorded as an unrealized foreign exchange loss in our currency translation account as a component of other comprehensive income.

Income Taxes

Our (benefit)/provision for income taxes for our continuing operations over the last three years consisted of:

				2012 vs 2011		2011 vs 2010
	Fiscal Year Ended April 30,			Increase (Decrease)		Increase (Decrease)
	2012	2011	2010	$	%	$	%
	(In thousands)
Current Tax Expense (Benefit)	$1,972	$1,139	$1,206	$833	73%	$(67)	(6)%
Deferred Tax Expense (Benefit)	1,304	1,756	(4,050)	(452)	(26)%	5,806	NM
Total Tax Expense (Benefit)	$3,276	$2,895	$(2,844)	$381	13%	$5,739	NM

We recognize a net deferred tax asset for items that will generate a reduction in future taxable income to the extent that it is “more likely than not” that these deferred assets will be realized. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the period in which the tax benefit will be realized. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which the tax benefit will be realized. In determining the realizability of these assets, we considered numerous factors, including historical profitability, estimated future taxable income and the industry in which we operate. At April 30, 2012, the recorded amount of our deferred tax assets was $20.8 million, net of valuation allowance on certain foreign and domestic NOLs.

Our foreign tax provision consists of current and deferred tax expense (benefit). The United States tax provision consists of current and deferred tax expense (benefit), state taxes and foreign withholding taxes. With the exception of certain of our subsidiaries, it is our general practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations. As of April 30, 2012, we had not made a provision for U.S. or additional foreign withholding taxes of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries with the exception of our subsidiaries in Taiwan and Switzerland for which we provide deferred taxes. During fiscal year 2011, we repatriated a total of $1.9 million from one foreign subsidiary that was deemed to be a dividend for tax reporting purposes and in fiscal year 2010 we repatriated a total of $0.2 million, net of tax of less than $0.1 million.

Our effective tax rates for the respective fiscal years ended April 30, 2012, 2011 and 2010 were approximately 26%, 74% and (28)%. Our fiscal year 2012 effective tax rate was lower than the U.S. federal statutory rate primarily as a result from an examination settlement and release of valuation allowances in foreign jurisdictions. Our 2011 effective tax rate was higher than the U.S. federal statutory rate as a result of the repatriation of cash from one foreign subsidiary that was deemed to be a dividend for tax purposes, additional valuation allowances for certain foreign deferred tax assets and uncertain tax benefits. Our 2010 effective tax rate was lower than the U.S. federal statutory rate as a result of foreign earnings taxed at lower rates and nontaxable items.

Liquidity and Capital Resources

Sources of Cash

Historically, our most significant sources of financing have been funds generated by operating activities, available cash and cash equivalents and available lines of credit. From time to time, we raised funds through the sale of common stock.

Cash Generated by Operating Activities

Cash generated by operating activities for the respective fiscal years ended April 30, 2012, 2011 and 2010 was $12.7 million, $2.9 million and $3.8 million. Changes in our working capital resulted in a net use of cash of $14.0 million, $14.1 million, and $2.8 million for the respective fiscal years ended April 30, 2012, 2011, and 2010. The changes in working capital are attributable to the timing of inventory purchases and collection of accounts receivable, purchases from vendors, and deferred revenue and customer deposits due to the timing of contract awards and shipments to customers.

Available Cash and Cash Equivalents

At April 30, 2012 we had total cash and cash equivalents of $12.9 million, of which $7.7 million was held by our foreign subsidiaries. To the extent that our cash needs in the U.S. exceed our cash reserves and availability under our Credit Facility Agreement, we may repatriate cash from certain of our foreign subsidiaries; however, this is not our current intent and could be limited by our ability to repatriate such cash in a tax efficient manner. We believe that our existing cash and cash equivalents as of April 30, 2012, anticipated funds generated from our operations, and financing available under our existing credit facilities will be sufficient to fund our operations for at least the next twelve months. However, in the event there are changes in our expectations or circumstances, we may need to raise additional funds through public or private debt or sale of equity to fund our operations. Cash balances not available for general corporate purposes are classified as restricted cash and are primarily related to cash which collateralizes commercial letters of credit.

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

Credit Facilities

We have a $25.0 million Credit Facility agreement which will mature March 2, 2014. Under the terms of the Credit Facility in effect as of April 30, 2012, we are required to maintain a maximum consolidated leverage ratio of 2.75x, and a minimum fixed charge coverage ratio of 1.75x. The terms of the Credit Facility define the leverage ratio as the ratio of consolidated indebtedness, excluding our outstanding subordinated notes, to consolidated adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") for the most recent four fiscal quarters. The Fixed Charge Coverage Ratio is defined as the ratio of Adjusted EBITDA, less income taxes and maintenance capital expenditures, during the most recent four fiscal quarters to the sum of interest changes during the most recent four quarters and scheduled debt repayments in the next four quarters.

The financial covenants are measured on a quarterly basis. Our leverage ratio and fixed charge coverage ratio were 0.17 and 95.1, respectively as of the fiscal quarter ended April 30, 2012. Our calculations of these financial ratios are reported in Exhibit No. 99.1 of this Annual Report on Form 10-K. A violation of any of the Credit Facility covenants would result in an event of default and accelerate the repayment of all unpaid principal and interest and the termination of any letters of credit. All of our domestic assets and certain interests in some foreign subsidiaries are pledged as collateral under the three-year Credit Facility Agreement. In addition, the terms of the Credit Facility limit our ability to pay dividends. We were in compliance with all our financial covenants as of the end of each quarter during the fiscal year ended April 30, 2012.

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

As of April 30, 2012, we had $21.0 million available under our Credit Facility, net of $4.0 million in outstanding letters of credit. There were no outstanding borrowings against the Credit Facility as of April 30, 2012.

We expect to be in compliance with our covenants pursuant to the Credit Facility Agreement for at least the next twelve months. However, in the event there is a possibility of default, we may institute cost reductions; raise additional funds through public or private debt or sale of equity; possibly seek an amendment to our Credit Facility Agreement or a combination of these items. Refer to Part I, Item 1A - Risk Factors for discussion of the risks and uncertainties pertaining to our business and industry.

We have two unsecured credit facilities in Taiwan and there were no outstanding balances under these credit facilities as of April 30, 2012. The unsecured commitment for the Taiwan credit facilities totaled $3.1 million at April 30, 2012, bearing interest at 2.5% per annum.

Other Sources of Cash

In fiscal year 2010, we consummated the sale of our building in Hsinchu, Taiwan receiving $4.7 million from the proceeds of the sale, and simultaneously entered into an asset lease agreement for an insignificant portion of the building which was treated as an operating lease. This sale concluded our efforts to consolidate our manufacturing activities. We recorded a gain of approximately $0.6 million after paying off an aggregate of $4.1 million related to closing costs, the outstanding balances on the two unsecured credit facilities in Taiwan, and the outstanding mortgage.

Uses of Cash

Capital Expenditures

Our capital spending plans currently provide for outlays ranging from approximately $6 million to $8 million over the next twelve months, primarily related to investments in machinery and equipment to support manufacturing, investments in information technology structure and related projects, the continued implementation of our ERP system, as well as patent and trademark maintenance. It is expected that funds necessary for these expenditures will be generated internally or from available financing. To the extent that sufficient funds cannot be generated through operations or we are unable to obtain financing on reasonable terms, we may reduce our capital expenditures accordingly. Our capital spending for the each of the respective fiscal years ended April 30, 2012, 2011, and 2010 amounted to $4.6 million, $3.5 million, and $10.0 million.

Subordinated Notes

We issued subordinated notes to OMAX with an aggregate value of $10.0 million and a stated interest rate of 2%, which matures in August 2013. We expect to pay the subordinated notes and related interest, aggregating to approximately $10.8 million, from cash generated from our operations or from our existing credit facilities.

Other Strategic Investments

In fiscal year 2010, we terminated our option to acquire OMAX following a thorough investigation of financing alternatives to complete the merger and unsuccessful attempts to negotiate a lower purchase price with OMAX. Pursuant to the terms of the amended Merger Agreement and the Settlement and Cross Licensing Agreement, amounts previously held in escrow were released to OMAX. In addition, we recorded a $6 million charge pursuant to the provisions of the amended Merger Agreement in fiscal year 2010, net of a $2.8 million discount.

Borrowings and Repayment of Notes Payable and Other Debt

For the respective fiscal years ended April 30, 2012 and 2010 we had net repayments on our Credit Facility of $5.5 million and $12.7 million compared to net borrowings of $5.2 million for the fiscal year ended April 30, 2011. Activity on our Credit Facility will fluctuate to augment our working capital needs. In addition, we also had net borrowings and repayments of long-term obligations and other debt of less than $0.1 million for the respective fiscal years ended April 30, 2012 and 2011 and $5.6 million for the fiscal year ended April 30, 2010.

Disclosures about Contractual Obligations and Commercial Commitments

The following table summarizes our known future payments pursuant to certain contracts as of April 30, 2012 and the estimated timing thereof. More detail about our contractual obligations and commercial commitments are in Note 7 - Notes Payable and Note 8 - Commitments and Contingencies of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data.

	Payment by Fiscal Year
	2013	2014	2015	2016	2017	Thereafter	Total
	(In thousands)
Operating Leases	$2,387	$2,004	$1,835	$1,746	$1,280	$2,781	$12,033
Long-term Debt, Notes Payable & Capital Leases	37	34	16	8	—	—	95
Interest on Long-term Debt and Notes Payable	24	—	—	—	—	—	24
Purchase Commitments (i)	16,645	—	—	—	—	—	16,645
Subordinated Notes (ii)	—	10,824	—	—	—	—	10,824
Liabilities related to Unrecognized Tax benefits, including Interest and Penalties (iii)	—	—	—	—	—	6,766	6,766
Total	$19,093	$12,862	$1,851	$1,754	$1,280	$9,547	$46,387

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

ii.	Subordinated promissory notes with an aggregate face value of $10 million, due August 2013 along with accumulated interest.

iii.
We have unrecognized tax benefits of $6.8 million associated with uncertain tax positions as of April 30, 2012. This potential liability may result in cash payments to tax authorities. The timing of payments related to these obligations is uncertain; however, none of this amount is expected to be paid within the next twelve months.

Off-Balance Sheet Arrangements

As of April 30, 2012, we had stand-by letter of credit reimbursement agreements totaling $4.0 million compared to $2.3 million at April 30, 2011. These stand-by letter of credit agreements relate to performance on contracts with our customers and vendors.

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

Our significant accounting policies are summarized in Note 1 - The Company and Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data. Management identifies its most critical accounting policies as those that are the most pervasive and important to the portrayal of our financial position and results of operations, and that require the most difficult, subjective and/or complex judgments by management regarding estimates that are inherently uncertain.

Accounting Policy	Judgments/Uncertainties Affecting Application

Impairment of Long Lived Assets	-	Judgment about triggering events
	-	Recoverability of investments through future operations
	-	Estimated useful lives of assets
	-	Estimates of future cash flows
Valuation of Deferred Tax Assets and Uncertain Tax Positions	-	Ability of tax authority decisions to withstand legal challenges and appeals
	-	Anticipated future decisions of tax authorities
	-	Application of tax statutes and regulations to transactions
	-	Ability to utilize tax benefits through carrybacks to prior periods and carryforwards to future periods
Contingencies	-	Judgment about likelihood of event(s) occurring
	-	Estimated financial impact of event(s)
	-	Regulatory and political environments and requirements
Revenue Recognition	-	Judgment regarding the relative selling price in multiple element arrangements
	-	Estimates about anticipated contract costs and progress made towards the completion of projects
Allowance for Doubtful Accounts	-	Judgment regarding the amount of probable credit loss on existing receivables
Inventory Reserves	-	Judgment regarding inventory aging, forecasted consumer demand, the promotional environment and technological obsolescence
	-	Application of judgment regarding historical results and current inventory loss trends
Warranty Liability	-	Judgment regarding historical experience to estimate future liability
Cost Method Investments	-	Judgment about fair value
	-	Recoverability of investments
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

We concluded that there were no long-lived assets impairment indicators in each of the fiscal years ended April 30, 2012 and 2011. We will continue to monitor circumstances and events in future periods to determine whether asset impairment testing is warranted based on the existence of one or more of the above impairment indicators.

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

As of April 30, 2012, we had approximately $52.4 million of domestic net operating loss and $35.6 million of state net operating loss carryforwards to offset certain earnings for federal and state income tax purposes. These net operating loss carryforwards expire between fiscal year 2023 and fiscal year 2031. Net operating loss carryforwards in foreign jurisdictions amount to $40.1 million. A valuation allowance of $25.0 million has been provided against these net operating loss carryforwards in certain of our foreign jurisdictions as realization of the tax benefit in those jurisdictions is uncertain. Most of the foreign net operating losses can be carried forward indefinitely, with certain amounts expiring between fiscal years 2016 and 2020. The federal, state and foreign net operating loss carryforwards per the income tax returns filed include uncertain tax positions taken in prior years. Due to the application of ASC 740, the net operating loss carryforwards per the income tax returns are larger than the net operating loss carryforwards considered more likely than not to be realized in recognizing deferred tax assets for consolidated financial statement purposes. We also have a capital loss carryover of $1.3 million, for which we provide a valuation allowance that expires after 2017. Utilization of net operating losses may be subject to limitation due to ownership changes and other limitations provided by the Internal Revenue code and similar state provisions. If such a limitation applies, the net operating loss may expire before full utilization.

Our income tax returns are periodically audited by domestic and foreign tax authorities. These audits include questions regarding our filing tax positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities.

Contingencies

At any time, we may be involved in legal proceedings or other claims and assessments arising in the normal course of business. Our policy is to routinely assess the likelihood of any adverse judgments or outcomes related to these matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is based on historical experience and/or after analysis of each known issue. We record reserves related to these matters for which it is probable that a loss has been incurred and the range of such loss can be estimated. With respect to other matters, management has concluded that a loss is only reasonably possible or remote and, therefore, no liability is recorded. Management discloses the facts regarding material matters assessed as reasonably possible and potential exposure, if determinable. Costs incurred defending claims are expensed as incurred. As of April 30, 2012, we have accrued our estimate of the probable liabilities for the settlement of these claims. Refer to Note 8 - Commitments and Contingencies of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data.

Revenue Recognition

We sell ultrahigh-pressure waterjet systems. Sales of waterjet systems within the Standard segment are primarily related to cutting and surface preparation systems using ultrahigh-pressure water pumps and do not require significant custom configuration or modifications. Installation of these waterjet systems by us is not essential to the functionality of the waterjet systems, but we do provide installation as a separate service. Sales of waterjet systems within the Advanced segment are generally complex aerospace and automation systems, which require specific custom configuration and advanced features to match unique customer applications. Installation by us is essential to the functionality of waterjet systems sold within the Advanced segment.

We recognize revenue, net of excise and sales taxes, when it is realized or realizable and earned. We consider these criteria met when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.

We recognize revenue for sales of ultrahigh-pressure waterjet pumps, consumables, and services, and billing for freight charges, in accordance with Accounting Standard Codification ("ASC") 605, Revenue Recognition, (“ASC 605”), when the customer has assumed risk of loss of the goods sold and all performance obligations are complete, or over the period as services are rendered.

We recognize revenue for our Standard segment waterjet systems which do not require significant modification or customization in accordance with ASC 605-25, Multiple-Element Arrangements. Standard segment waterjet systems contain two separate deliverables consisting of the system and installation services. The deliverables are treated as separate units of accounting. Standard segment waterjet systems also include a proprietary software component which functions together with the hardware to deliver the systems' essential functionality. We perform an analysis to determine the relative selling price of each unit of accounting, and we have established vendor-specific objective evidence ("VSOE") for our system hardware and installation services based on standalone transactions.

We allocate consideration to our deliverables at the inception of an arrangement based on their relative selling price, and the applicable revenue recognition criteria are applied to each of the separate units of accounting. In instances where we have not established VSOE for our Standard segment waterjet deliverables, we will use the estimated selling price in accordance with the selling price hierarchy to allocate arrangement consideration to each unit of accounting until such time that VSOE exists. Estimated selling prices would be determined by considering multiple factors, which may include existing and forecasted market conditions, internal costs, gross margin objectives, prior pricing practices, and geographic market strategies. We use estimated selling prices in the absence of VSOE since we are unable to establish comparable third-party evidence of selling price for our deliverables based on limited availability of information and the level of customization and differentiation of similar products. Furthermore, we are unable to reliably determine what similar competitor product selling prices are on a standalone basis.

In general, sales of the our waterjet systems within our Standard segment are FOB shipping point or FOB destination, depending on geographical location, and the title passes to the customer based on the specific terms in each contract.

Deferred revenue is recorded for products or services that have not been provided but have been invoiced under contractual agreements or paid for by a customer, or when products or services have been provided but all the criteria for revenue recognition have not been met.

For complex aerospace and application systems designed and manufactured to buyers' specification, we recognize revenue using the percentage of completion method in accordance with ASC 605-35, Construction-Type and Production-Type Contracts. Typical lead times can range from 12 to 24 months. Sales and profits on such contracts are recorded based on the ratio of total actual incurred costs to date to the total estimated costs for each contract (the “cost-to-cost” method). We review these estimates as work progresses and the effect of any change in cost estimates is reflected in the calculation of the expected margin and the percent complete. If the contract is projected to generate a loss, the entire estimated loss is recognized in the period such loss first becomes known. Accounting for the profit on a contract requires (1) the total contract value, (2) the estimated total cost to complete, which is equal to the sum of the actual incurred costs to date on the contract and the estimated costs to complete the scope of work, and (3) the measurement of progress towards completion. The estimated profit or loss on a contract is equal to the difference between the contract value and the estimated total cost to completion. Adjustments to original cost estimates may be required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. For contract modifications supported by a change in contract price, profit on such contract modifications are only recognized upon receipt of a signed contract amendment and only in the proportion of such contract's progress towards completion. For modifications not supported by a change in contract price, those additional costs are treated as contract costs and charged to expense in the proportion of such contract's progress towards completion.

A number of internal and external factors affect our cost of sales estimates, including material costs, labor rates and efficiency variances and installation and testing requirements. While we believe that our historical experience provides a sound basis for our estimates, changes in the customer's requirements, design or other changes in the specifications, or in the timing of delivery and installation may affect the timing of revenue related to, or the gross margin on, a system if they are substantially different from what was anticipated. The complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent with the application of the percentage of completion method affect the amounts reported in our financial statements.

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

Valuation of Cost Method Investments

We evaluate our cost method investments for impairment on a quarterly basis in accordance with ASC 325, Cost Method Investments, which specifically addresses accounting for cost method investments subsequent to initial measurement. An impairment charge is recorded whenever a decline in value of an investment below its carrying amount is determined to be other-than-temporary. In determining if a decline is other-than-temporary, factors such as the length of time and extent to which the fair value of the investment has been less than the carrying amount of the investment, the near-term and longer-term operating and financial prospects of the affiliate and the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery are considered.

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

Interest Rate Risk

We are subject to fluctuations in interest rates through our issuance of variable rate debt, which includes borrowings against our Credit Facility and outstanding stand-by letters of credit. We did not have any borrowings outstanding on our Credit Facility as of April 30, 2012, and interest charged on outstanding stand-by letters of credit was not material for any of the fiscal years presented.

Foreign Currency Exchange Rate Risk

We transact business in a number of countries around the world and as a result are exposed to changes in foreign currency exchange rates. Costs in some countries are incurred, in part, in currencies other than the applicable functional currency. Approximately 59% of our total consolidated sales related to operations outside the United States. Based on our results for the year ended April 30, 2012 for our foreign subsidiaries, a hypothetical 10% favorable and unfavorable change in foreign currency exchange rates would have affected our annualized foreign-currency-denominated operating results by approximately $7.2 million. Our consolidated financial position and cash flows could be similarly impacted. We may from time to time selectively utilize forward exchange rate contracts, which we may or may not designate as cash flow hedges, to protect against the adverse effect exchange rate fluctuations may have on foreign currency denominated accounts receivable and accounts payable (both trade and inter-company).

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements are filed as a part of this report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Flow International Corporation
Kent, Washington

We have audited the accompanying consolidated balance sheets of Flow International Corporation and subsidiaries (the “Company”) as of April 30, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended April 30, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Flow International Corporation and subsidiaries as of April 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of April 30, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 27, 2012, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Seattle, Washington
June 27, 2012

FLOW INTERNATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)

	April 30,
	2012	2011
ASSETS
Current Assets:
Cash and Cash Equivalents	$12,942	$9,096
Restricted Cash	1,435	1,766
Receivables, net	46,830	47,082
Inventories, net	40,069	28,609
Other Current Assets	14,269	11,539
Total Current Assets	115,545	98,092
Property and Equipment, net	17,488	19,104
Intangible Assets, net	4,936	4,738
Deferred Income Taxes, net	23,304	25,171
Other Long-Term Assets	5,793	5,958
Total Assets	$167,066	$153,063

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes Payable	$—	$5,500
Current Portion of Long-Term Obligations	21	25
Accounts Payable	22,577	17,363
Accrued Payroll and Related Liabilities	7,774	7,080
Taxes Payable and Other Accrued Taxes	3,735	2,378
Deferred Revenue and Customer Deposits	13,910	13,317
Other Accrued Liabilities	11,083	11,298
Total Current Liabilities	59,100	56,961
Deferred Income Taxes	5,777	5,711
Subordinated Notes	9,587	8,723
Other Long-Term Liabilities	1,554	2,214
Total Liabilities	76,018	73,609

Commitments and Contingencies
Shareholders’ Equity:
Series A 8% Convertible Preferred Stock, $.01 par value, 1,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $.01 par value, 84,000 shares authorized; 47,891 and 47,378 shares issued and outstanding	474	469
Capital in Excess of Par	164,882	161,741
Accumulated Deficit	(69,672)	(79,121)
Accumulated Other Comprehensive Loss:
Defined Benefit Plan Obligation, net of income tax	(81)	(68)
Cumulative Translation Adjustment, net of income tax	(4,555)	(3,567)
Total Shareholders’ Equity	91,048	79,454
Total Liabilities and Shareholders’ Equity	$167,066	$153,063
See Accompanying Notes to the Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Fiscal Year Ended April 30,
	2012	2011	2010
Sales	$253,768	$216,524	$173,749
Cost of Sales	154,400	132,063	105,982
Gross Margin	99,368	84,461	67,767
Operating Expenses:
Sales and Marketing	49,454	45,359	37,259
Research and Engineering	10,863	10,074	8,104
General and Administrative	24,382	24,141	25,182
Restructuring and Other Operating Charges, net	—	—	4,222
Total Operating Expenses	84,699	79,574	74,767
Operating Income (Loss)	14,669	4,887	(7,000)
Interest Income	62	106	252
Interest Expense	(1,112)	(1,776)	(2,374)
Other Income (Expense), net	(954)	686	(1,111)
Income (Loss) Before Taxes	12,665	3,903	(10,233)
(Provision) Benefit for Income Taxes	(3,276)	(2,895)	2,844
Income (Loss) from Continuing Operations	9,389	1,008	(7,389)
Income (Loss) from Discontinued Operations, net of Income Tax of $0, $0, and $0	60	(242)	(1,095)
Net Income (Loss)	$9,449	$766	$(8,484)
Basic and Diluted Income (Loss) Per Share:
Income (Loss) from Continuing Operations	$0.20	$0.02	$(0.17)
Discontinued Operations	—	—	(0.02)
Net Income (Loss)	$0.20	$0.02	$(0.19)
Weighted Average Shares Used in Computing Basic and Diluted Income (Loss) Per Share:
Basic	47,766	47,216	43,567
Diluted	47,766	47,228	43,567
See Accompanying Notes to Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Fiscal Year Ended April 30,
	2012	2011	2010
Net Income (Loss)	$9,449	$766	$(8,484)
Other Comprehensive Income (Loss):
Adjustment to Minimum Pension Liability, net of tax of $3, $14, and $6	(13)	(77)	89
Cumulative Translation Adjustment, net of tax (benefit) of $(476), ($578), and $190	(988)	1,001	967
Realization of Foreign Currency Translation Loss from the Liquidation of Dormant Foreign Entities	—	—	1,277
Total Comprehensive Income (Loss)	$8,448	$1,690	$(6,151)
See Accompanying Notes to Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Fiscal Year Ended April 30,
	2012	2011	2010
Cash Flows from Operating Activities:
Net Income (Loss)	$9,449	$766	$(8,484)
Adjustments to Reconcile Net Income (Loss) to Cash Provided by Operating Activities:
Depreciation and Amortization	6,208	6,302	5,725
Deferred Income Taxes	720	2,368	(4,131)
Provision for Slow Moving and Obsolete Inventory	477	884	733
Bad Debt Expense	531	434	813
Warranty Expense	4,235	2,695	3,367
Incentive Stock Compensation Expense	3,546	2,347	1,911
Unrealized Foreign Exchange Currency (Gains) Losses	587	(412)	(66)
Amortization and Write-off of Deferred Debt Issuance Costs	38	402	253
OMAX Termination Charge	—	—	3,219
Indemnification Charge	(60)	242	1,175
Interest Accretion on Subordinated Notes	864	769	735
Realized Loss on Liquidation of Dormant Foreign Entities	—	—	1,277
Other	119	261	112
Changes in Operating Assets and Liabilities:
Receivables	(2,071)	(10,051)	(3,547)
Inventories	(13,368)	(6,392)	(1,702)
Other Operating Assets	(1,246)	(2,485)	(1,713)
Accounts Payable	4,672	2,088	6,816
Accrued Payroll and Related Liabilities	609	694	389
Deferred Revenue and Customer Deposits	1,282	2,406	2,016
Release of Funds from Escrow	—	—	17,000
Payment for Patent Litigation Settlement	—	—	(15,000)
Payment for OMAX Termination	—	—	(2,000)
Other Operating Liabilities	(3,881)	(393)	(5,071)
Net Cash Provided by Operating Activities	12,711	2,925	3,827
Cash Flows From Investing Activities:
Expenditures for Property and Equipment	(3,947)	(2,675)	(9,196)
Expenditures for Intangible Assets	(654)	(855)	(773)
Proceeds from Sale of Property and Equipment	98	30	4,685
Restricted Cash	185	(959)	(403)
Net Cash Used in Investing Activities	(4,318)	(4,459)	(5,687)
Cash Flows from Financing Activities:
Borrowings Under Credit Facility	63,450	51,050	19,441
Repayments Under Credit Facility	(68,950)	(45,900)	(32,091)
Borrowings Under Other Financing Arrangements	19	38	—
Repayments Under Other Financing Arrangements	(14)	(74)	(1,398)
Repayments of Long-Term Obligations	—	—	(4,214)
Proceeds from Issuance of Common Stock, net of Issuance Costs	—	—	17,199
Payments for Debt Issuance Costs	—	—	(607)
Net Cash Provided by (Used In) Financing Activities	(5,495)	5,114	(1,670)
Effect of Changes in Exchange Rates	948	(851)	(220)

Net Change in Cash And Cash Equivalents	3,846	2,729	(3,750)
Cash and Cash Equivalents, Beginning of Year	9,096	6,367	10,117
Cash and Cash Equivalents, End of Year	$12,942	$9,096	$6,367
Supplemental Disclosures of Cash Flow Information:
Cash Paid during the Year for:
Interest	$300	$403	$1,142
Income Taxes	1,252	950	1,160
Supplemental Disclosures of Noncash Investing Activities:
Accounts Payable Incurred to Acquire Property and Equipment and Intangible Assets	$949	$135	$516
See Accompanying Notes to Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

	Common Stock		Capital In Excess of Par		Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Par Value		Accumulated Deficit
Balances, April 30, 2009	37,705	372	140,634	(71,403)	(6,892)	62,711
Net Loss				(8,484)		(8,484)
Other Comprehensive Income, net of tax of $196					2,333	2,333
Sale of Common Stock at $2.10 per share, net of Stock Issuance Cost of $1.7 million	8,999	90	17,109			17,199
Stock Compensation	223	3	1,862			1,865
Balances, April 30, 2010	46,927	465	159,605	(79,887)	(4,559)	75,624
Net Income				766		766
Other Comprehensive Income, net of tax benefit of $(564)					924	924
Stock Compensation	451	4	2,136			2,140
Balances, April 30, 2011	47,378	469	161,741	(79,121)	(3,635)	79,454
Net Income				9,449		9,449
Other Comprehensive Loss, net of tax benefit of $(473)					(1,001)	(1,001)
Stock Compensation	513	5	3,141			3,146
Balances, April 30, 2012	47,891	474	164,882	(69,672)	(4,636)	91,048
See Accompanying Notes to Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tabular amounts in thousands, except share and option amounts)

Note 1: The Company and Summary of Significant Accounting Policies

Reporting Policies

Operations and Segments

Flow International Corporation and its subsidiaries (“Flow" or the "Company”) is a global technology-based company providing customer-driven waterjet cutting and surface preparation solutions. Flow's ultrahigh-pressure water pumps generate pressures from 40,000 to over 94,000 pounds per square inch (psi) and power waterjet systems that are used to cut and clean materials. Waterjet cutting is a fast-growing alternative to traditional methods, which utilize lasers, saws, knives, shears, plasma, electrical discharge machining ("EDM"), routers, drills, soda blasting and abrasive blasting techniques, and has uses in many applications from food and paper products to steel and carbon fiber composites. In addition to ultrahigh-pressure water systems, the Company provides automation and articulation systems. The Company provides technologically-advanced, environmentally-sound solutions to the manufacturing, industrial and marine cleaning markets.

The Company reports its operating results to its Chief Executive Officer, who is the chief operating decision maker, based on market segments which is consistent with management's long-term growth strategy. The Company has two reportable segments: Standard and Advanced. The Standard segment includes sales and cost of sales related to the Company's cutting and surface preparation systems using ultrahigh-pressure water pumps, as well as parts and services to sustain these installed systems. Systems included in this segment do not require significant custom configuration. The Advanced segment includes sales and cost of sales related to complex Advanced segment systems which require specific custom configuration and advanced features, including robotics, to match unique customer applications.

Financial information about the Company's segments is included in Note 16 - Business Segments and Geographic Information.

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

Foreign Currency Translation

The local currency is the functional currency for all operations outside of the United States. Assets and liabilities are translated at the exchange rate in effect as of our balance sheet date. Revenues and expenses are translated at the average monthly exchange rates throughout the year. The effects of exchange rate fluctuations in translating assets and liabilities of international operations into U.S. dollars are accumulated and reflected as a cumulative translation adjustment in the accompanying Consolidated Statements of Comprehensive Income (Loss).

Use of Estimates

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make certain assumptions and estimates about future events, and apply judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. The Company bases its assumptions, estimates, and judgment on historical experience, current trends and other factors which management believes to be relevant and appropriate at the time the consolidated financial statements are prepared. Actual results could differ from management's estimates and assumptions.

Accounting for Certain Key Items

This section provides information about how the Company accounts for certain key items related to:
•operations;
•capital investments; and
•financing its business.

Policies related to Operations

Revenue Recognition

The Company sells ultrahigh-pressure waterjet systems. Sales of waterjet systems within the Standard segment are primarily related to the Company's cutting and surface preparation systems using ultrahigh-pressure water pumps and do not require significant custom configuration or modifications. Installation of these waterjet systems by the Company is not essential to the functionality of the waterjet systems, but the Company does provide installation as a separate service. Sales of waterjet systems within the Advanced segment are generally complex aerospace and automation systems, which require specific custom configuration and advanced features to match unique customer applications. Installation by the Company is essential to the functionality of waterjet systems sold within the Advanced segment.

The Company recognizes revenue, net of excise and sales taxes, when it is realized or realizable and earned. The Company considers these criteria met when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.

Revenue for sales of ultrahigh-pressure waterjet pumps, consumables and services, and billing for freight charges, is recognized by the Company in accordance with Accounting Standard Codification ("ASC") 605, Revenue Recognition, (“ASC 605”), when the customer has assumed risk of loss of the goods sold and all performance obligations are complete, or over the period as services are rendered.

The Company recognizes revenue on its Standard segment waterjet systems which do not require significant modification or customization in accordance with ASC 605-25, Multiple-Element Arrangements. Standard segment waterjet systems contain two separate deliverables consisting of the system and installation services. The deliverables are treated as separate units of accounting. Standard segment waterjet systems also include a proprietary software component which functions together with the hardware to deliver the systems' essential functionality. Management performs an analysis to determine the relative selling price of each unit of accounting, and it has established vendor-specific objective evidence ("VSOE") for its system hardware and installation services based on standalone transactions.

The Company allocates consideration received to its deliverables at the inception of an arrangement based on their relative selling price, and the applicable revenue recognition criteria are applied to each of the separate units of accounting. In instances where the Company has not established VSOE for its Standard segment waterjet deliverables, it will use the estimated selling price ("ESP") in accordance with the selling price hierarchy to allocate arrangement consideration to each unit of accounting until such time that VSOE exists. Estimated selling prices would be determined by considering multiple factors, which may include existing and forecasted market conditions, internal costs, gross margin objectives, prior pricing practices, and geographic market strategies. The Company uses estimated selling prices in the absence of VSOE since it is unable to establish comparable third-party evidence of selling price for its deliverables based on limited availability of information and the level of customization and differentiation of similar products. Furthermore, the Company is unable to reliably determine what similar competitor product selling prices are on a standalone basis.

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

For complex aerospace and application systems designed and manufactured to buyers' specification, the Company recognizes revenue using the percentage of completion method in accordance with ASC 605-35, Construction-Type and Production-Type Contracts. Typical lead times can range from 12 to 24 months. Sales and profits on such contracts are recorded based on the ratio of total actual incurred costs to date to the total estimated costs for each contract (the “cost-to-cost”

method). Management reviews these estimates as work progresses and the effect of any change in cost estimates is reflected in the calculation of the expected margin and the percent complete. If the contract is projected to generate a loss, the entire estimated loss is recognized in the period such loss first becomes known. Accounting for the profit on a contract requires (1) the total contract value, (2) the estimated total cost to complete, which is equal to the sum of the actual incurred costs to date on the contract and the estimated costs to complete the scope of work, and (3) the measurement of progress towards completion. The estimated profit or loss on a contract is equal to the difference between the contract value and the estimated total cost to completion. Adjustments to original cost estimates may be required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. For contract modifications supported by a change in contract price, profit on such contract modifications are only recognized upon receipt of a signed contract amendment and only in the proportion of such contract's progress towards completion. For modifications not supported by a change in contract price, those additional costs are treated as contract costs and charged to expense in the proportion of such contract's progress towards completion.

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

Cost of Sales

Cost of sales are generally recognized when products are shipped or services are delivered. In the case of waterjet systems, cost of sales for delivered systems are generally recognized in the period when the revenue for the waterjet system sale is recognized. Cost of sales includes direct and indirect costs associated with the manufacture, installation and service of the Company's systems and consumable parts sales, including estimated future warranty obligations. Direct costs include material and labor, while indirect costs include, but are not limited to, depreciation, inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other costs of the Company's distribution network.

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

Inventories

Inventories are stated at the lower of cost or market. Costs included in inventories consist of materials, labor and manufacturing overhead, which are related to the purchase or production of inventories. The Company uses the first-in, first-out method to determine its cost of inventories.

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

Research and Engineering

The majority of research and engineering expenses are related to research and development efforts undertaken by the Company which are expensed as incurred. Research and engineering expenses were $10.9 million, $10.1 million and $8.1 million for the respective fiscal years ended April 30, 2012, 2011 and 2010.

Stock-Based Compensation

Compensation cost for stock options or restricted stock units is measured at fair value on the dates they are granted or modified and recognized on a straight-line basis over the requisite service period, and adjusted for forfeitures expected to occur over the vesting period of the award. The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of the Company's common stock. The Company estimates the grant-date fair value of stock options using the Black-Scholes option valuation model. Refer to Note 10 - Shareholders' Equity for further information related to the Company's stock compensation plans.

Health Benefits

The Company is self-insured for a portion of the cost of employee group health insurance, medical, dental, and vision in the United States. The Company maintains excess loss insurance that covers health care costs in excess of $125,000 per person per year.

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

The Company's annual Plan Costs were approximately $3.6 million, $3.5 million, and $2.9 million for the respective fiscal years ended April 30, 2012, 2011 and 2010. The liability, including IBNR, recorded in Accrued Payroll and Related Liabilities, was $0.3 million and $0.3 million as of April 30, 2012 and 2011, respectively.

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

The Company may make use of foreign exchange contracts to cover material transactions denominated in other than the functional currency of the relevant business unit. Credit risks are mitigated by the diversity of customers in the Company's customer base across many different geographic regions and performing creditworthiness analyses on such customers.

No single customer or group of customers under common control accounted for 10% or more of consolidated sales during the respective fiscal years ended April 30, 2012 and 2011. The Company's largest customer in the Advanced segment accounted for approximately 11% of consolidated sales in fiscal year 2010.

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

A former director of the Company, who retired during fiscal year 2011, was a founder and is a senior member of management in a company which provides insurance brokerage services to the Company. The former director was not considered a related party for reporting purposes in fiscal year 2012. The Company believes that its transactions with this related entity for the respective fiscal years ended April 30, 2011 and 2010 were negotiated at prices that approximated fair value. Premium payments for insurance coverage that this related entity passed on to the insurance underwriters totaled $0.9 million and $1.6 million for the respective fiscal years ended April 30, 2011 and 2010. These amounts included commissions of $0.2 million and $0.2 million, in each of the respective fiscal years. The Company did not owe any amounts to the related entity as of April 30, 2011.

Reclassification

Certain amounts within the fiscal year 2010 Consolidated Statements of Cash Flows have been reclassified to conform to fiscal year 2011 and 2012 presentation. These reclassifications did not impact net cash provided by operations, net cash used in investing activities, or net cash provided by (used in) financing activities of the Company.

Policies related to Capital Investments

Valuation of Cost Method Investment

The Company evaluates its cost method investment for impairment on a quarterly basis. An impairment charge would be recorded whenever a decline in value of an investment below its carrying amount is determined to be other-than-temporary. In determining if a decline is other-than-temporary, factors such as the length of time and extent to which the fair value of the investment has been less than the carrying amount of the investment, the near-term and longer-term operating and financial prospects of the affiliate, and the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery are considered.

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

The Company concluded there were no long-lived asset impairment indicators in each of the fiscal years ended April 30, 2012, 2011 and 2010 following an analysis of operating results and consideration of other significant events or changes in the business environment. The Company will continue to monitor circumstances and events in future periods to determine whether asset impairment testing is warranted based on the existence of one or more of the above impairment indicators.

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

Derivative Financial Instruments

The Company selectively utilizes forward exchange rate contracts to hedge its exposure to adverse exchange rate fluctuations on foreign currency denominated accounts receivable and accounts payable. These forward contracts have typically not been designated as hedges. At the end of each month, the Company marks the outstanding forward contracts to market and records an unrealized foreign exchange gain or loss for the mark-to-market valuation. The Company did not have any open forward exchange rate contracts for the respective fiscal years ended April 30, 2012 and 2011. The effect of derivative instruments on the Consolidated Statement of Operations is discussed further in Note 15 - Fair Value of Financial Instruments.

Note 2: Recently Issued Accounting Pronouncements

On May 1, 2011, the Company adopted guidance issued by the Financial Accounting Standards Board (“FASB”) regarding multiple-deliverable revenue arrangements and software that is essential to the functionality of products. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. In addition, software components that are essential to the functionality of the tangible products are no longer within the scope of the software revenue guidance. Adoption of the new guidance did not have a material impact on the Company's Consolidated Financial Statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (“or ASU 2011-05”). The new guidance eliminates the current option to report other comprehensive income and its components in the statement of shareholders' equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income, which superseded certain pending paragraphs in ASU 2011-05. ASU 2011-12 indefinitely defers the presentation of reclassification adjustments for each component of accumulated other comprehensive income in both other comprehensive income and net income on the face of the financial statements. The new guidance provided in both ASU 2011-05 and ASU 2011-12 is effective for the Company beginning in the first quarter of fiscal year 2013. However, the Company elected early adoption of the new guidance for the year ended April 30, 2012 since the impacts of the new guidance are to be applied retrospectively. Adoption of the new guidance by the Company revised the manner in which comprehensive income is presented in the Company's Consolidated Financial Statements, but it did not change the components which were previously reported.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement. The FASB issued the new guidance to achieve common fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards. This ASU clarifies existing fair value measurement and disclosure requirements, amends certain fair value measurement principles and requires additional disclosures about fair value measurements. This new guidance was effective for the Company beginning in the fourth quarter of the current fiscal year. The adoption did not have a material impact on the Company's Consolidated Financial Statements.

Note 3: Receivables, Net

Net Receivables as of April 30, 2012 and 2011 consisted of the following:

	April 30,
	2012	2011
Trade Accounts Receivable	$36,802	$37,521
Unbilled Revenues	11,152	10,865
	47,954	48,386
Less: Allowance for Doubtful Accounts	(1,124)	(1,304)
Receivables, net	$46,830	$47,082

The Company's unbilled revenues do not contain any amounts which are expected to be collected after one year.

Note 4: Inventories

Inventories as of April 30, 2012 and April 30, 2011 consisted of the following:

	April 30,
	2012	2011
Raw Materials and Parts	$26,247	$18,134
Work in Process	3,313	1,945
Finished Goods	10,509	8,530
Inventories, net	$40,069	$28,609

Note 5: Property and Equipment

Property and equipment are stated at cost. Additions, leasehold improvements and major replacements are capitalized. When assets are sold, retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the statement of operations within operating income (loss). Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the related lease term, or the useful life of the asset. Expenditures for maintenance and repairs are charged to expense as incurred.

The carrying value of the Company's Property and Equipment and estimated service lives as of April 30, 2012 and 2011 were as follows:

		April 30,
	Range of Lives	2012	2011
Land	N/A	$460	$460
Buildings and Leasehold Improvements	10-30	5,189	5,080
Machinery and Equipment	3-10	25,773	27,156
Furniture and Fixtures	3-10	2,518	2,765
Enterprise Resource Planning System	5	12,079	12,061
Construction in Progress		2,721	1,213
		48,740	48,735
Less: Accumulated Depreciation and Amortization		(31,252)	(29,631)
Property and Equipment, net		$17,488	$19,104

Depreciation expense was $5.7 million, $5.9 million, and $5.3 million for the respective fiscal years ended April 30, 2012, 2011 and 2010. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets.

Note 6: Intangible Assets

The components of the Company's finite lived intangible assets consisted of the following:

	April 30,
	2012	2011
Patents	$6,531	$5,954
Less: Accumulated Amortization	(2,729)	(2,205)
Patents, net	$3,802	$3,749

Amortization expense for intangible assets with definite lives for continuing operations for the respective fiscal years ended April 30, 2012, 2011 and 2010 amounted to $0.5 million, $0.4 million, and $0.4 million. The estimated annual amortization expense is $0.6 million for continuing operations for each fiscal year through April 30, 2017.

Intangible assets with indefinite lives consisted of the following:

	April 30,
	2012	2011
Trademarks	$1,134	$989

Note 7: Notes Payable

Notes payable as of April 30, 2011 consisted of outstanding borrowings on the Company's Credit Facility. There were no outstanding borrowings on the Company's Credit Facility as of April 30, 2012.

The Company has a $25.0 million Credit Facility that matures March 2, 2014. Under the terms of the Credit Facility in effect as of April 30, 2012, the Company was required to maintain a maximum consolidated leverage ratio of 2.75x, and a minimum fixed charge coverage ratio of 1.75x. The terms of the Credit Facility define the leverage ratio as the ratio of consolidated indebtedness, excluding its outstanding subordinated notes, to consolidated adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") for the most recent four fiscal quarters. The Fixed Charge Coverage Ratio is defined as the ratio of Adjusted EBITDA, less income taxes and maintenance capital expenditures, during the most recent four fiscal quarters to the sum of interest changes during the most recent four quarters and scheduled debt repayments in the next four quarters.

The financial covenants are measured on a quarterly basis. The Company's leverage ratio and fixed charge coverage ratio were 0.17 and 95.1, respectively as of the fiscal quarter ended April 30, 2012. The Company's calculations of these financial ratios are reported in Exhibit No. 99.1 of this Annual Report on Form 10-K. A violation of any of the Credit Facility covenants would result in an event of default and accelerate the repayment of all unpaid principal and interest and the termination of any letters of credit. The Company was in compliance with all of its financial covenants as of the end of each quarter during the fiscal year ended April 30, 2012. All of the Company's domestic assets and certain interests in some foreign subsidiaries are pledged as collateral under the three-year Credit Facility Agreement. In addition, the terms of the Credit Facility limit the Company's ability to pay dividends.

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

As of April 30, 2012, the Company had $21.0 million available under its Credit Facility, net of $4.0 million in outstanding letters of credit. There were no outstanding borrowings against the Credit Facility as of April 30, 2012.

Revolving Credit Facilities in Taiwan

There were no outstanding balances under the Company’s unsecured Taiwan credit facilities as of April 30, 2012. The unsecured commitment for the Taiwan credit facilities totaled $3.1 million at April 30, 2012, bearing interest at 2.5% per annum.

Note 8: Commitments and Contingencies

Lease Commitments

The Company rents certain facilities and equipment treated as operating leases for financial reporting purposes. The majority of leases currently in effect are renewable for periods of two to five years. Rent expense under these leases was approximately $3.1 million, $3.2 million and $3.2 million for the respective fiscal years ended April 30, 2012, 2011 and 2010.

Future minimum rents payable under operating leases for the fiscal years ending April 30 are as follows:

2013	$2,387
2014	2,004
2015	1,835
2016	1,746
2017	1,280
2018 and thereafter	2,781
$12,033

Warranty Obligations

The Company’s estimated obligations for warranty, which are included as part of Costs of Sales in the Consolidated Statements of Operations, are accrued concurrently with the revenue recognized. The Company makes provisions for its warranty obligations based upon historical costs incurred for such obligations adjusted, as necessary, for current conditions and factors. Due to the significant uncertainties and judgments involved in estimating the Company’s warranty obligations, including rates of warranty claims, changing product designs and specifications, and new product releases, the ultimate amount incurred for warranty costs could change in the near term from the current estimate. The Company believes that its warranty accrual as of April 30, 2012, which is included in the Other Accrued Liabilities line item in the Consolidated Balance Sheets, is sufficient to cover expected warranty costs.

The following table presents the activity for the Company’s warranty obligations:

Warranty liability as of April 30, 2009	$2,423
Increase in warranty liability on fiscal year 2010 sales	3,367
Reduction in warranty liability for claims paid in fiscal year 2010	(3,257)
Warranty liability as of April 30, 2010	2,533
Increase in warranty liability on fiscal year 2011 sales	2,695
Reduction in warranty liability for claims paid in fiscal year 2011	(2,424)
Warranty Liability as of April 30, 2011	2,804
Increase in warranty liability on fiscal year 2012 sales	4,235
Reduction in warranty liability for claims paid in fiscal year 2012	(4,026)
Warranty liability as of April 30, 2012	$3,013

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

In litigation arising out of a June 2002 incident at a Crucible Metals' (“Crucible”) facility, the Company's excess insurance carrier is contesting its obligation to provide coverage for property damage. The suits over insurance coverage, Flow Autoclave Systems, Inc., Flow Pressure Systems, ABB Pressure Systems, Avure Technologies AB and Avure Technologies, Inc. v. Lumbermens Mutual Casualty and Kemper Insurance Co., and Lumbermens Mutual Casualty Company v. Flow International Corporation, Flow Autoclave Systems, Inc., Flow Pressure Systems, ABB Pressure Systems, Avure Technologies AB and Avure Technologies, Inc., were originally filed in Supreme Court of the State of New York, County of Onondaga, Index No. 2005-2126 in 2005, and sought a declaratory judgment of the rights of the parties under the insurance policy issued by the carrier. The carrier, Lumbermens Mutual Casualty Company, has settled the claims relating to this incident for a total of approximately $3.4 million and is now seeking a declaratory judgment that it was not obligated to pay the claim, Lumbermens Mutual Casualty Company v. Flow International Corporation, Flow Autoclave Systems, Inc., Flow Pressure Systems, ABB Pressure Systems, Avure Technologies AB, Avure Technologies, Inc., Travelers Property Casualty Company of America and Zurich American Insurance Company as subrogees of Crucible Materials Corporation, and Crucible Materials Corporation, filed in United States District Court for the Northern District of New York on August 13, 2008, case number 08-CV-865. The Company is vigorously contesting the carrier's claim; however, the ultimate outcome or likelihood of this specific claim cannot be determined at this time and an unfavorable outcome ranging from $0 to $3.4 million is reasonably possible.

Other Claims or Assessments

In fiscal year 2009, the Company was notified by the purchaser of its Avure business (reported as a discontinued operation for the fiscal year ended April 30, 2006), that the Swedish Tax Authority was conducting an audit which included periods when the Company had owned the business. In the sale agreements, the Company made commitments to indemnify the purchaser for certain claims, including tax matters relating to the periods when it owned the business. The Swedish tax authority concluded its audit and issued a final report in November 2009 initially asserting that Avure owes 19.5 million Swedish Krona, approximately $2.8 million at the initial date of assessment, in additional taxes, penalties and fines. In April 2010, the Company, on behalf of Avure, filed an appeal to contest the Swedish tax authority's assertion. Since the filing of the Company's appeal, there has been further correspondence with the Swedish tax authorities as the Company continues to contest the findings, and there has been a hearing before the Swedish district court regarding the appeal, but there has been no decision in the matter and the Company is awaiting this court's decision. A charge was recorded in fiscal year 2010 related to the periods when the Company owned Avure. This charge was accounted for as an adjustment to the loss on the disposal of the Avure business and is reported as a charge to discontinued operations in the Company's Consolidated Statements of Operations. As of April 30, 2012, the Company has accrued $1.3 million related to the Avure matter. The balance of the accrued liability will fluctuate period over period with changes in foreign currency rates until such time as the matter is ultimately resolved.

Note 9: Pension and Other Post Retirement Benefits

The Company has a 401(k) savings plan in which employees may contribute a percentage of their compensation. At its discretion, the Company may make contributions based on employee contributions and length of employee service. Company contributions and expense under the plan for the respective fiscal years ended April 30, 2012 and 2011 were $0.8 million and $0.4 million. There were no Company contributions made to the plan for the fiscal year ended April 30, 2010.

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

All plan assets are deposited in an interest earning account. The amount of net periodic cost recognized for the respective fiscal years ended April 30, 2012, 2011 and 2010 was less than $0.1 million. The accumulated benefit obligation as of April 30, 2012 and 2011 was $1.0 million and $1.0 million, respectively. The unrecognized net transition obligation and unrecognized loss were less than $0.1 million, respectively, as of April 30, 2012 and 2011. The Company does not anticipate any projected benefit payments under this plan over the next year.

The following table provides a reconciliation of the changes in the plan's benefit obligations and fair value of plan assets for the fiscal years ended April 30, 2012 and 2011:

	Fiscal Year Ended April 30,
	2012	2011
Changes in the Projected Benefit Obligation
Projected Benefit Obligation - Beginning Balance	$1,327	$1,353
Service Cost	18	22
Interest Cost	26	28
Actuarial Loss	8	78
Benefits Paid	—	(269)
Foreign Exchange Adjustment	(18)	115
Projected Benefit Obligation - Ending Balance	$1,361	$1,327

	Fiscal Year Ended April 30,
	2012	2011
Changes in the Value of Plan Assets
Fair Value of Plan Assets - Beginning Balance	$992	$1,135
Actual Return on Plan Assets	9	10
Employer Contribution	26	27
Benefits Paid	—	(269)
Foreign Exchange Adjustment	(14)	89
Fair Value of Plan Assets - Ending Balance	$1,013	$992

Actuarial assumptions used to determine benefit obligations were as follows:

	Fiscal Year Ended April 30,
	2012	2011
Discount Rate	1.90%	2.00%
Expected Rate of Return on Assets	1.90%	2.00%
Salary Increase Rate	3.00%	3.00%

Note 10: Shareholders' Equity

Capital Stock

As of April 30, 2012 and 2011, 84 million shares of common stock, par value $0.01, and 1 million shares of preferred stock, par value $0.01, were authorized for issuance. There were 47,891,000 and 47,378,000 shares of common stock outstanding for the respective years ended April 30, 2012 and 2011. There were no shares of preferred stock outstanding as of April 30, 2012 or 2011.

Common Share Rights Purchase Plan

The Company maintains a Rights Agreement which provides a dividend of one common share purchase right ("Right") for each outstanding share of common stock, $0.01 par value per share of the Company. Each Right entitles the registered holder to purchase from the Company one share of Common Stock at a price per share of $18.00. The Rights are not exercisable until after the date of commencement of, or the first public announcement of an intention to commence, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person (other than an Exempted Entity) or group of 15% or more of the shares of Common Stock then outstanding. The Rights will expire on September 1, 2019 unless the final expiration date is extended or unless the Rights are earlier redeemed or exchanged by the Company.

Stock-Based Compensation

The Company maintains a stock-based compensation plan (the “2005 Plan”) to attract and retain talented employees and promote the growth and success of the business by aligning long-term interests of employees with those of shareholders. There are 5 million shares authorized for issuance under the 2005 Plan in the form of stock, stock units, stock options, stock appreciation rights, or cash awards. As of April 30, 2012, the Company had approximately 0.8 million shares of common stock available for future issuance under its 2005 Plan.

Stock Options

The Company grants stock options to employees of the Company with service and/or performance conditions. The compensation cost of stock options expected to vest is based on their fair value at the grant date, net of expected forfeitures, and recognized ratably over the vesting period. The Company uses the Black-Scholes option-pricing model to calculate grant-date fair value of its stock options, including its historical volatility in estimating expected volatility, and historical employee exercise activity and option expiration data to estimate the expected term assumption in its grant-date valuation. The risk-free interest rate assumption is based on U.S. Treasury constant maturity interest rate whose terms are consistent with the expected term of the Company's stock options. The Company has not declared or paid any cash dividends on its Common Stock and does not anticipate that any dividends will be paid in the foreseeable future based upon management intent, and dividend limitation terms of the Company's Credit Facility. All options become exercisable upon a change in control of the Company unless the surviving company assumes the outstanding options or substitutes similar awards for the outstanding awards of the 2005 Plan. The maximum term of options is 10 years from the date of grant. There were no options granted during the respective fiscal years ended April 30, 2012, 2011 and 2010.

The following table summarizes stock option activities for the fiscal year ended April 30, 2012:

	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)
Outstanding at April 30, 2011	489,438	$10.37	$—	5.2
Granted	—	—
Exercised	—	—
Expired or forfeited	(101,270)	$9.98
Outstanding at April 30, 2012	388,168	$10.47	—	5.4
Exercisable as of April 30, 2012	344,413	$10.56	—	5.3
Vested and expected to vest as of April 30, 2012	388,168	$10.47	—	5.4

	Fiscal Year Ended April 30,
	2012	2011	2010
Total intrinsic value of options exercised	$—	$—	$—
Total fair value of options vested	345	345	345
Cash received from exercise of share options	—	—	—
Tax benefit realized from stock options exercised	—	—	—

For the fiscal year ended April 30, 2012, the Company recognized compensation expense related to stock options of $0.4 million, and $0.6 million for the respective fiscal years ended April 30, 2011 and 2010. As of April 30, 2012, unrecognized compensation cost related to nonvested stock options was less than $0.1 million, which is expected to be recognized within the next year.

Service-Based Stock Awards

The Company grants restricted stock units or common stock to employees and non-employee directors of the Company with service conditions. Each non-employee director is eligible to receive and is granted fully vested common stock worth $40,000 annually. The compensation cost of restricted stock units or fully vested common stock is based on their fair value at the grant date, net of expected forfeitures, and recognized ratably over the service period.

The following table summarizes the service-based stock award activities for employees for the fiscal years ended April 30, 2012, 2011 and 2010:

	Number of Shares	Weighted- Average Grant-date Fair Value
Nonvested at April 30, 2009	402,555	$8.78
Granted	1,068,610	2.23
Vested	(98,291)	8.91
Forfeited	(134,915)	4.65
Nonvested at April 30, 2010	1,237,959	$3.57
Granted	838,666	2.29
Vested	(348,240)	3.81
Forfeited	(93,607)	2.86
Nonvested at April 30, 2011	1,634,778	$2.90
Granted	846,508	3.44
Vested	(653,447)	2.61
Forfeited	(48,574)	3.26
Nonvested at April 30, 2012	1,779,265	$3.25

For the respective fiscal years ended April 30, 2012, 2011 and 2010, the Company recognized compensation expense related to service-based stock awards of $3.2 million, $1.8 million and $1.3 million, and granted stock awards to employees of 0.8 million, 0.8 million and 1.1 million. As of April 30, 2012, total unrecognized compensation cost related to service-based stock awards of $4.1 million is expected to be recognized over a weighted average period of 2 years.

Note 11: Basic and Diluted Income (Loss) per Share

Basic income (loss) per share is calculated by dividing income (loss) from continuing operations by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is calculated by dividing income (loss) from continuing operations by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares include the dilutive effects of outstanding stock options and non-vested stock units as determined under the treasury stock method, except where their inclusion would be antidilutive.

The following table sets forth the computation of basic and diluted income (loss) from continuing operations per share:

	Fiscal Year Ended April 31,
	2012	2011	2010
Income (Loss) from Continuing Operations	$9,389	$1,008	$(7,389)
Weighted average shares used in computing basic income (loss) per share	47,766	47,216	43,567
Dilutive potential common shares from employee stock options and stock units	—	12	—
Weighted average shares used in computing diluted income (loss) per share	47,766	47,228	43,567
Basic and diluted income (loss) from continuing operations per share	$0.20	$0.02	$(0.17)

There were 2.2 million, 2.1 million and 0.9 million potentially dilutive common shares from employee stock options and stock units which were excluded from the diluted weighted average per share calculation for the respective fiscal years ended April 30, 2012, 2011 and 2010 as their effect would be antidilutive.

Note 12: Other Income (Expense), Net

The following table summarizes the detail of Other Income (Expense), net:

	Fiscal Year Ended April 30,
	2012	2011	2010
Realized Foreign Exchange Gains (Losses), net	$(249)	$177	$(1,215)
Unrealized Foreign Exchange Gains (Losses), net	(587)	412	66
Other	(118)	97	38
Other Income (Expense), net	$(954)	$686	$(1,111)

Note 13: Income Taxes

The components of the Company's consolidated income (loss) before income taxes consisted of the following:

	Fiscal Year Ended April 30,
	2012	2011	2010
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes:
United States	$1,762	$(2,419)	$(3,478)
Foreign	10,903	6,322	(6,755)
Total	$12,665	$3,903	$(10,233)
The provision (benefit) for income taxes is comprised of:

	Fiscal Year Ended April 30,
	2012	2011	2010
Federal	$(189)	$(993)	$321
State	112	30	34
Foreign	2,049	2,102	851
Current Tax Expense (Benefit) (after NOL Benefit of $2,040, $1,228, and $1,136)	1,972	1,139	1,206
Federal	1,652	549	(1,969)
State	(49)	252	70
Foreign	(299)	955	(2,151)
Deferred Tax Expense (Benefit) (Net of Change in Valuation Allowance of $(1,830), $(351), and $(182))	1,304	1,756	(4,050)
Provision (Benefit) for Income Taxes	$3,276	$2,895	$(2,844)

The reconciliation between the Company's effective tax rate on income from continuing operations and the statutory tax rate is as follows:

	Fiscal Year Ended April 30,
	2012	2011	2010
Income tax provision (benefit) at federal statutory rate	34.0%	34.0%	(34.0)%
State and local taxes net of federal tax benefit	0.3	4.7	0.7
Foreign tax rate differential	(2.9)	(0.3)	5.7
Change in valuation allowance	(3.9)	5.1	(1.7)
Non deductible/nontaxable items	7.2	17.4	5.7
Foreign earnings not previously subject to U. S. tax	2.2	—	(0.7)
Foreign withholding taxes	1.0	1.4	0.7
Stock based compensation	0.8	4.5	0.7
Tax credits	—	(0.8)	(0.4)
Prior year reconciled amounts	(3.2)	7.0	(6.4)
Examination settlements	(10.8)	—	—
Other, net	1.2	1.2	1.8
Income tax provision (benefit)	25.9%	74.2%	(27.9)%

Components of the net deferred tax assets (liabilities) consisted of the following:\

	April 30, 2012	April 30, 2011
Current deferred tax assets (liabilities):
Deposits on future sales	$(1,445)	$(1,619)
Net operating loss carryforwards	765	820
Stock-based compensation	758	—
Other current assets	4,385	3,377
Other current liabilities	(1,083)	(99)
Current Deferred Tax Assets	3,380	2,479
Valuation allowance	(78)	(229)
Total Current Deferred Tax Assets	$3,302	$2,250

	April 30, 2012	April 30, 2011
Long-term deferred tax assets (liabilities):
Net operating loss carryforwards	$21,373	$24,454
Accrued settlement	3,049	2,753
Capital loss carryforwards	456	503
Goodwill	969	1,187
Fixed assets	336	781
Stock-based compensation	1,097	1,435
Intercompany accounts receivable allowances	205	(1,055)
Unrealized foreign exchange loss	(2,350)	(2,849)
Other long-term assets	1,748	2,890
Other long-term liabilities	(1,532)	(1,137)
Long-term deferred tax assets	25,351	28,962
Valuation allowance	(7,824)	(9,503)
Long-term deferred tax assets, net	17,527	19,459
Net Deferred Tax Assets	$20,829	$21,709

As of April 30, 2012, the Company had approximately $52.4 million of domestic net operating loss and $35.6 million of state net operating loss carryforwards to offset future taxable income for federal and state income tax purposes. These net operating loss carryforwards expire between fiscal year 2023 and fiscal year 2031. Net operating loss carryforwards in foreign jurisdictions amount to $40.1 million. A valuation allowance of $25.0 million has been provided against these net operating loss carryforwards in certain of the Company's foreign jurisdictions as realization of the tax benefit in those jurisdictions is uncertain. Most of the foreign net operating losses can be carried forward indefinitely, with certain amounts expiring between fiscal years 2016 and 2020. The federal, state and foreign net operating loss carryforwards pursuant to the income tax returns filed include uncertain tax positions taken in prior years. The net operating loss carryforwards pursuant to the income tax returns are larger than the net operating loss carryforwards considered more likely than not to be realized in recognizing deferred tax assets for financial statement purposes. The Company also has a capital loss carryover of $1.3 million, for which it has provided a valuation allowance, that expires after fiscal year 2017. Utilization of net operating losses may be subject to limitation due to ownership changes and other limitations provided by the Internal Revenue Code and similar state and foreign provisions. If such a limitation applies, the net operating loss may expire before full utilization.

With the exception of certain of its subsidiaries, it is the general practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of April 30, 2012, the Company had not made a provision for U.S. or additional foreign withholding taxes of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries with the exception of its subsidiaries in Taiwan and Switzerland for which it provides deferred taxes. It is not practicable to estimate the amount of deferred tax liability relating to the Company's investment in its other foreign subsidiaries.

The Company repatriated the following amounts from its foreign subsidiaries:

•	$1.9 million from one foreign subsidiary in fiscal year 2011 deemed to be a dividend for tax purposes;

•	$0.2 million, net of tax of less than $0.1 million from one foreign subsidiary in fiscal year 2010

The Company is subject to taxation in the United States, various state and foreign jurisdictions. The Company is no longer subject to examinations by tax authorities for years prior to fiscal year 2002.

The table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at April 30, 2012 and 2011 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Equity will be increased by $1.6 million if and when such deferred tax assets are ultimately realized. The Company uses ASC 740 ordering for purposes of determining when excess tax benefits have been realized.

The following is a tabular reconciliation of the total amounts of the Company's unrecognized tax benefits for the years ended April 30, 2012, 2011 and 2010:

Balance as of April 30, 2009	$8,679
Gross increases - tax positions in prior periods	432
Gross increases in tax positions due to currency fluctuations	136
Balance as of April 30, 2010	9,247
Gross increases - tax positions in current period	102
Gross increases - tax positions in prior periods	360
Gross increases in tax positions due to currency fluctuations	87
Balance as of April 30, 2011	9,796
Gross increases - tax positions in current period	114
Gross increases - tax positions in prior periods	33
Gross decreases in tax positions due to currency fluctuations	(47)
Gross decreases - tax positions in prior periods	(3,130)
Balance as of April 30, 2012	$6,766

The balance of unrecognized tax benefits as of April 30, 2012 was $6.8 million of tax benefits that, if recognized, would affect the effective tax rate and would result in adjustments to other tax accounts, primarily deferred taxes. The timing of payments related to these unrecognized tax benefits is uncertain; however, none of this amount is expected to be paid within the next twelve months. There is a reasonable possibility that the unrecognized tax benefits may change within the next twelve months, but the Company does not expect this change to be material to the consolidated financial statements.

Note 14: Restructuring and Other Operating Charges

The Company recognized $1.0 million in restructuring activities as a result of the global recession during fiscal year 2010 in order to improve performance and better position the Company for existing market conditions and longer-term growth. The restructuring charges recorded in fiscal year 2010 were net of a $0.6 million credit related to the gain recognized on the sale of the Company's building in Hsinchu, Taiwan. There were no further restructuring activities during fiscal years 2011 and 2012, and there are no further planned restructuring activities as of April 30, 2012.

In fiscal year 2010, the Company terminated its option to acquire OMAX Corporation ("OMAX") following a thorough investigation of financing alternatives to complete the merger and unsuccessful attempts to negotiate a lower purchase price with OMAX. Pursuant to the terms of the amended Merger Agreement and the Settlement and Cross Licensing Agreement, amounts previously held in escrow were released to OMAX. The Company recorded a $6 million charge pursuant to the provisions of the amended Merger Agreement in fiscal year 2010, net of a $2.8 million discount as the two subordinated notes issued to OMAX were at a stated interest rate of 2%, which was below the Company's incremental borrowing rate. This discount is being amortized as interest expense through the maturity of the subordinated notes in August 2013. The principle amount of $10 million and accrued interest on the notes, aggregating to $10.8 million, is due August 2013.

The Company's restructuring liability was satisfied as of April 30, 2011. The following table summarizes the Company’s restructuring and other operating charges, net:

Fiscal Year Ended April 30,
2010
Severance and termination benefits	$1,604
Gain on sale of building	(601)
Merger termination charge	3,219
$4,222

Note 15: Fair Value of Financial Instruments

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company selectively utilizes forward exchange rate contracts to hedge its exposure to adverse exchange rate fluctuations on foreign currency denominated accounts receivable and accounts payable. The Company records derivatives at fair value. Historically, such derivatives have consisted primarily of foreign currency forward contracts which have not been designated as hedging instruments for accounting purposes. The Company has therefore marked such forward contracts to market with an unrealized gain or loss for the mark-to-market valuation. Such forward contracts are classified as Level 2 because such measurements are determined using published market prices or estimated based on observable inputs such as future exchange rates. There were no open forward exchange contracts for the year ended April 30, 2012. Accordingly, the Company had no financial assets and liabilities that qualified for fair value measurement and disclosure.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Nonfinancial nonrecurring assets and liabilities included on the Company's Consolidated Balance Sheets consist of long-lived assets, including cost-method investments and long-term subordinated notes issued to OMAX, that are measured at fair value and tested and measured for impairment, when necessary.

Cost Method Investment

In fiscal year 2009, the Company entered into an equity purchase agreement in which it acquired a minority interest in Dardi International (“Dardi”), a waterjet manufacturer based in China. As of April 30, 2012, the carrying value of the Company's investment in Dardi was $3.7 million. The fair value of the Company's investment in Dardi was not estimated as there were no events or changes in circumstances that may have a significant adverse effect on the fair value of the investment, and the Company's management determined that it was not practicable to estimate the fair value of the investment. Further, there are no quoted market prices for the Company's investment, and sufficient information is not readily available for the Company to utilize a valuation model to determine its fair value without incurring excessive costs relative to the materiality of the investment. The Company's cost method investment is evaluated, on at least a quarterly basis for potential other-than-temporary impairment, or when an event or change in circumstances has occurred, that may have a significant adverse effect on the fair value of the investment.

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

Subordinated Notes

In fiscal year 2010, the Company had an initial fair value measurement of long-term subordinated notes issued to OMAX. These notes were issued to OMAX during the second quarter of fiscal year 2010. These subordinated notes do not trade in an active market and, therefore observable price quotations are not available. In the absence of observable price quotations, the fair value was determined based on a discounted cash flow model which incorporated the effects of the Company's own credit risk in the fair value of the liability. The cash flow assumptions were based on the Company's contractual cash flows and the anticipation that the Company will pay the debt according to its contractual terms and were considered Level 3 inputs. Specifically, in calculating the fair value of these notes, the Company used a four-year maturity date of August 17, 2013 and a discount rate of 10% which was the rate at which management believed the Company could obtain financing of a similar nature from other sources. Since there have been no material changes in the Company's financial condition and no material modifications to the subordinated notes, the estimated fair value of these notes approximates carrying value as of April 30, 2012. The carrying amount of these notes as of April 30, 2012 was $9.6 million.

The carrying values of the Company's current assets and liabilities due within one-year approximate fair values due to the short-term nature of these instruments.

Note 16: Business Segments and Geographic Information

The Company reports its operating results to its Chief Executive Officer, who is the chief operating decision maker, based on market segments which is consistent with management’s long-term growth strategy. The Company has two reportable segments: Standard and Advanced. The Standard segment includes sales and cost of sales related to the Company’s cutting and surface preparation systems using ultrahigh-pressure water pumps, as well as parts and services to sustain these installed systems. Systems included in this segment do not require significant custom configuration. The Advanced segment includes sales and cost of sales related to the Company’s complex aerospace and automation systems which require specific custom configuration and advanced features, including robotics, to match unique customer applications.

Segment results are measured based on revenue growth and gross margin. All other expenses and earnings are aggregated and reported on a consolidated basis. It is not practicable to segregate total assets by segment due to reporting system limitations. Total assets for the respective fiscal years ended April 30, 2012 and 2011 were $167.1 million and $153.1 million.

The following table sets forth the revenue and gross margin of operations by reportable segment:

	Fiscal Year Ended April 30,
	2012	2011	2010
Standard Segment:
Sales	$230,272	$187,887	$137,514
Gross Margin	93,843	78,321	56,097
	41%	42%	41%
Advanced Segment:
Sales	23,496	28,637	36,235
Gross Margin	5,525	6,140	11,670
	24%	21%	32%
Total:
Sales	253,768	216,524	173,749
Gross Margin	99,368	84,461	67,767
	39%	39%	39%

The Company's largest customer in the Advanced segment accounted for approximately 11% of consolidated sales in fiscal year 2010 or $19.2 million. No single customer or group of customers under common control accounted for 10% or more of sales during the respective fiscal years ended April 30, 2012 and 2011.

The table below represents the Company's sales by category:

	Fiscal Year Ended April 30,
	2012	2011	2010
Standard System Sales	$150,456	$117,721	$81,799
Advanced System Sales	23,358	28,431	34,333
Consumable Parts Sales	79,954	70,372	57,617
	$253,768	$216,524	$173,749

The table below presents the Company's sales to unaffiliated customers and long-lived assets by geographical region:

	United States	Europe, Middle East, Africa	Asia	Latin America	Other Foreign	Eliminations	Consolidated
Fiscal Year 2012
Sales:
Customers (i)	$130,342	$51,429	$41,119	$28,365	$2,513	$—	$253,768
Inter-area (ii)	42,728	44	3,003	313	—	(46,088)	—
Total Sales	$173,070	$51,473	$44,122	$28,678	$2,513	$(46,088)	$253,768
Long-Lived Assets	$43,194	$5,858	$1,562	$907	$—	$—	$51,521
Fiscal Year 2011
Sales:
Customers (i)	$118,882	$42,929	$32,011	$20,373	$2,329	$—	$216,524
Inter-area (ii)	39,554	63	1,592	138	—	(41,347)	—
Total Sales	$158,436	$42,992	$33,603	$20,511	$2,329	$(41,347)	$216,524
Long-Lived Assets	$46,686	$6,300	$1,294	$691	$—	$—	$54,971
Fiscal Year 2010
Sales:
Customers (i)	$104,032	$31,555	$25,365	$10,929	$1,868	$—	$173,749
Inter-area (ii)	51,396	830	897	—	—	(53,123)	—
Total Sales	$155,428	$32,385	$26,262	$10,929	$1,868	$(53,123)	$173,749
Long-Lived Assets	$47,715	$7,050	$2,080	$269	$—	$—	$57,114

i.	U.S. sales to unaffiliated customers in foreign countries were $27.2 million, $25.5 million, and $33.1 million in fiscal years 2012, 2011, and 2010, respectively.

ii.	Inter-area sales represent products that were transferred between geographic areas at negotiated prices. These amounts have been eliminated in the consolidation.

Note 17: Selected Quarterly Financial Information (unaudited)

Quarterly financial data provides a review of the Company's results and performance throughout the year. The Company's earnings (loss) per share for the full year may not equal the sum of the four quarterly earnings per share amounts because of common share activity during the year. The operating results for any quarter are not necessarily indicative of results for any future period.

Summarized unaudited quarterly financial data was as follow:

	Fiscal Year Ended April 30, 2012
	First	Second	Third	Fourth	Total
Sales	$60,030	$64,533	$65,808	$63,397	$253,768
Gross Margin	23,120	25,316	26,071	24,861	99,368
Income From Continuing Operations	654	2,731	3,259	2,745	9,389
Net Income	711	2,779	3,316	2,643	9,449
Basic and Diluted Income Per Share:
Income From Continuing Operations	$0.01	$0.06	$0.07	$0.06	$0.20
Net Income	$0.01	$0.06	$0.07	$0.06	$0.20

	Fiscal Year Ended April 30, 2011
	First	Second	Third	Fourth	Total
Sales	$46,580	$52,935	$57,473	$59,536	$216,524
Gross Margin	19,333	19,853	23,092	22,183	84,461
Income (Loss) From Continuing Operations	(531)	(220)	1,281	478	1,008
Net Income (Loss)	(540)	(323)	1,241	388	766
Basic and Diluted Income (Loss) Per Share:
Income (Loss) From Continuing Operations	$(0.01)	$(0.01)	$0.03	$0.01	$0.02
Net Income (Loss)	$(0.01)	$(0.01)	$0.03	$0.01	$0.02

FLOW INTERNATIONAL CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Classifications	Balance at Beginning of Period	Charged to Costs and Expenses	Other	Deductions*	Balance at End of Period
	(In thousands)
Fiscal Year Ended April 30:
Allowance for Doubtful Accounts
2012	$1,304	$531	$(24)	$(687)	$1,124
2011	$1,152	$434	$25	$(307)	$1,304
2010	$2,234	$813	$144	$(2,039)	$1,152

*	Write-offs and recoveries of uncollectible accounts

Classifications	Balance at Beginning of Period	Net Change	Balance at End of Period
	(In thousands)
Fiscal Year Ended April 30:
Valuation Allowance on Deferred Tax Assets
2012	$9,732	$(1,830)	$7,902
2011	$10,083	$(351)	$9,732
2010	$10,265	$(182)	$10,083

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (referenced herein as the Exchange Act), we carried out, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of April 30, 2012.

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the current disclosure controls and procedures as of April 30, 2012 are effective, at the reasonable assurance level, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of April 30, 2012, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (or the COSO criteria).

Based on our assessment, management believes that, as of April 30, 2012 the Company's internal controls over financial reporting were effective. Deloitte & Touche LLP has independently audited the effectiveness of our internal control over financial reporting and its report is included below in this Item 9A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Flow International Corporation
Kent, Washington

We have audited the internal control over financial reporting of Flow International Corporation and subsidiaries (the “Company”) as of April 30, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended April 30, 2012 of the Company and our report dated June 27, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Seattle, Washington
June 27, 2012

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding directors and executive officers of the registrant and corporate governance is incorporated herein by reference from our 2012 Proxy Statement.

Item 11. Executive Compensation

Information regarding executive compensation is incorporated herein by reference from our 2012 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding securities authorized for issuance under equity compensation plans, security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference from our 2012 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships, related transactions and director independence is incorporated herein by reference from our 2012 Proxy Statement.

Item 14. Principal Accounting Fees and Services

Information regarding fees paid to our principal accountant and our Audit Committee's pre-approval policies and procedures is incorporated herein by reference from our 2012 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules
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

10.6
Lease dated January 30, 2003 between Flow International and Property Reserve, Inc., as amended  by First Amendment dated December 20, 2006 and Second Amendment dated January 31, 2012 (Incorporated by reference to Exhibit 10.11 to the registrant's Annual Report on Form 10-K for the year ended April 30, 2003, and Exhibits 10.1 and 10.2 to the registrant's Form 8-K dated February 6, 2012)

10.7
Credit Agreement dated as of June 10, 2009 among Flow International Corporation, Bank of America, N.A. and U.S. Bank National Association. (Incorporated by reference to Exhibit 10.1 to the registrant's Form 8-K dated June 11, 2009.)

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

21.1	Subsidiaries of the Registrant*
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm*
31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Debt Covenant Compliance as of April 30, 2012*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOW INTERNATIONAL CORPORATION

/s/ Charles M. Brown
Charles M. Brown
President and Chief Executive Officer
(Principle Executive Officer)
June 27, 2012

 Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities on June 27, 2012.

Signature	Title

/s/ Charles M. Brown	President and Chief Executive Officer
Charles M. Brown	(Principal Executive Officer)

/s/ Allen M. Hsieh	Vice President and Chief Financial Officer
Allen M. Hsieh	(Principal Financial and Accounting Officer)

/s/ Jerry L. Calhoun	Chairman
Jerry L. Calhoun

/s/ Patrick J. Byrne	Director
Patrick J. Byrne

/s/ Richard P. Fox	Director
Richard P. Fox

/s/ Robert S. Jaffe	Director
Robert S. Jaffe

/s/ Larry A. Kring	Director
Larry A. Kring

/s/ Lorenzo C. Lamadrid	Director
Lorenzo C. Lamadrid

/s/ Bradley D. Tilden	Director
Bradley D. Tilden