Form 10-Q
period 2012-07-31
FLOW INTERNATIONAL CORP
filed 2012-08-30
CIK 713002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2012
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
The registrant had 48,317,502 shares of Common Stock, $0.01 par value per share, outstanding as of August 23, 2012.

FLOW INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par values)
(Unaudited)

	July 31, 2012	April 30, 2012
ASSETS
Current Assets:
Cash and Cash Equivalents	$10,599	$12,942
Restricted Cash	405	1,435
Receivables, net	47,444	46,830
Inventories	40,219	40,069
Other Current Assets	14,128	14,269
Total Current Assets	112,795	115,545
Property and Equipment, net	17,831	17,488
Intangible Assets, net	4,937	4,936
Deferred Income Taxes, net	23,198	23,304
Other Long-Term Assets	5,545	5,793
Total Assets	$164,306	$167,066

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes Payable	$—	$—
Current Portion of Long-Term Obligations	20	21
Accounts Payable	22,834	22,577
Accrued Payroll and Related Liabilities	6,176	7,774
Taxes Payable and Other Accrued Taxes	3,220	3,735
Deferred Revenue and Customer Deposits	10,333	13,910
Other Accrued Liabilities	12,343	11,083
Total Current Liabilities	54,926	59,100
Deferred Income Taxes	5,771	5,777
Subordinated Notes	9,820	9,587
Other Long-Term Liabilities	1,559	1,554
Total Liabilities	72,076	76,018

Commitments and Contingencies
Shareholders’ Equity:
Series A 8% Convertible Preferred Stock, $.01 par value, 1,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $.01 par value, 84,000 shares authorized; 48,317 and 47,891 shares issued and outstanding	480	474
Capital in Excess of Par	165,226	164,882
Accumulated Deficit	(67,451)	(69,672)
Accumulated Other Comprehensive Loss:
Defined Benefit Plan Obligation, net of income tax	(81)	(81)
Cumulative Translation Adjustment, net of income tax	(5,944)	(4,555)
Total Shareholders’ Equity	92,230	91,048
Total Liabilities and Shareholders’ Equity	$164,306	$167,066
See Accompanying Notes to Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	July 31,
	2012	2011
Sales	$66,235	$60,030
Cost of Sales	41,442	36,910
Gross Margin	24,793	23,120
Operating Expenses:
Sales and Marketing	12,479	12,696
Research and Engineering	2,211	2,656
General and Administrative	5,869	6,609
Total Operating Expenses	20,559	21,961
Operating Income	4,234	1,159
Interest Income	55	40
Interest Expense	(340)	(311)
Other Expense, net	(265)	(134)
Income Before Income Taxes	3,684	754
Provision for Income Taxes	(1,477)	(100)
Income from Continuing Operations	2,207	654
Income from Discontinued Operations, net of Income Tax of $0 and $0	14	57
Net Income	$2,221	$711
Basic and Diluted Income Per Share:
Income from Continuing Operations	$0.05	$0.01
Discontinued Operations	—	—
Net Income	$0.05	$0.01
Weighted Average Shares Used in Computing Basic and Diluted Income Per Share:
Basic	48,039	47,532
Diluted	48,039	47,541
See Accompanying Notes to Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	July 31,
	2012	2011
Net Income	$2,221	$711
Other Comprehensive Income (Loss):
Cumulative Translation Adjustment, net of tax of $29 and $15	(1,389)	91
Total Comprehensive Income	$832	$802
See Accompanying Notes to Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	July 31,
	2012	2011
Cash Flows from Operating Activities:
Net Income	$2,221	$711
Adjustments to Reconcile Net Income to Net Cash (Used in) Provided by Operating Activities:
Depreciation and Amortization	1,426	1,572
Deferred Income Taxes	1,454	(57)
Provision for Slow Moving and Obsolete Inventory	35	145
Bad Debt Expense	113	178
Warranty Expense	1,711	1,035
Incentive Stock Compensation Expense	672	577
Unrealized Foreign Exchange Currency Losses (Gains)	(100)	404
Amortization and Write-off of Deferred Debt Issuance Costs	9	18
Indemnification Charge	(14)	(57)
Interest Accretion on Subordinated Notes	233	207
Other	29	2
Changes in Operating Assets and Liabilities:
Receivables	(1,699)	3,919
Inventories	(1,283)	(3,367)
Other Operating Assets	(1,138)	277
Accounts Payable	29	(136)
Accrued Payroll and Related Liabilities	(1,689)	128
Deferred Revenue and Customer Deposits	(3,213)	(2,141)
Other Operating Liabilities	(873)	(1,545)
Net Cash (Used in) Provided by Operating Activities	(2,077)	1,870
Cash Flows from Investing Activities:
Expenditures for Property and Equipment	(1,298)	(557)
Expenditures for Intangible Assets	(152)	(74)
Proceeds from Sale of Property and Equipment	4	38
Restricted Cash	966	309
Net Cash Used in Investing Activities	(480)	(284)
Cash Flows from Financing Activities:
Borrowings Under Credit Facility	14,940	14,900
Repayments Under Credit Facility	(14,940)	(17,300)
Repayments Under Other Financing Arrangements	—	(41)
Net Cash Used in Financing Activities	—	(2,441)
Effect of Changes in Exchange Rates	214	(300)
Net Change in Cash And Cash Equivalents	(2,343)	(1,155)
Cash and Cash Equivalents, Beginning of Period	12,942	9,096
Cash and Cash Equivalents, End of Period	$10,599	$7,941
Supplemental Disclosures of Cash Flow Information:

Cash Paid during the Period for:
Interest	$80	$132
Income Taxes	1,408	378
Supplemental Disclosures of Noncash Investing Activities:
Accounts Payable Incurred to Acquire Property and Equipment and Intangible Assets	$1,305	$983

See Accompanying Notes to Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

					Accumulated Other Comprehensive Loss
	Common Stock		Capital In Excess of Par			Total Shareholders' Equity
	Shares	Par Value		Accumulated Deficit
Balances, April 30, 2011	47,378	$469	$161,741	$(79,121)	$(3,635)	$79,454
Net Income				711		711
Other Comprehensive Income, net of tax of $15					91	91
Stock Compensation	342	3	186			189
Balances, July 31, 2011	47,720	$472	$161,927	$(78,410)	$(3,544)	$80,445

Balances, April 30, 2012	47,891	$474	$164,882	$(69,672)	$(4,636)	$91,048
Net Income				2,221		2,221
Other Comprehensive Loss, net of tax of $29					(1,389)	(1,389)
Stock Compensation	426	6	344			350
Balances, July 31, 2012	48,317	$480	$165,226	$(67,451)	$(6,025)	$92,230
See Accompanying Notes to Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All tabular dollar amounts in thousands, except per share amounts)
(Unaudited)

Note 1: Basis of Presentation
In the opinion of the management of Flow International Corporation (the “Company”), the accompanying unaudited condensed consolidated financial statements (“financial statements”) are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) for interim financial information and rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited financial statements reflect all adjustments, which in the opinion of management are necessary to fairly state the financial position, results of operations and cash flows for the interim periods presented. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2012.
The preparation of these interim condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company’s financial statements. Operating results for the three months ended July 31, 2012 may not be indicative of future results.

Fair Value of Financial Instruments

The carrying value of the Company’s current assets and liabilities approximate fair values due to the short-term maturity of these assets and liabilities. Nonfinancial assets and liabilities measured on a nonrecurring basis that are included in the Company’s Condensed Consolidated Balance Sheets consist of long-lived assets and a cost-method investment. Such nonfinancial assets are measured at fair value when impairment indicators exist. Due to significant unobservable inputs, the fair value measures used to evaluate impairment and to calculate a prevailing market interest rate are Level 3 inputs. There were no impairments identified for the three months ended July 31, 2012.

Note 2: Receivables, Net
Net receivables consisted of the following:

	July 31, 2012	April 30, 2012
Trade Accounts Receivable	$39,724	$36,802
Unbilled Revenues	8,625	11,152
	48,349	47,954
Less: Allowance for Doubtful Accounts	(905)	(1,124)
Receivables, net	$47,444	$46,830
Unbilled revenues do not contain any amounts which are expected to be collected after one year.

Note 3: Inventories

Inventories consisted of the following:

	July 31, 2012	April 30, 2012
Raw Materials and Parts	$26,722	$26,247
Work in Process	3,850	3,313
Finished Goods	9,647	10,509
Inventories	$40,219	$40,069

Note 4: Debt

Notes Payable

Notes payable consist of outstanding borrowings on the Company's Credit Facility. There were no outstanding borrowings on the Company's Credit Facility as of July 31, 2012 and April 30, 2012.

The Company has a $25.0 million Credit Facility that matures March 2, 2014. Under the terms of the Credit Facility in effect as of July 31, 2012, the Company was required to maintain a maximum consolidated leverage ratio of 2.75x, and a minimum fixed charge coverage ratio of 1.75x. The terms of the Credit Facility define the leverage ratio as the ratio of consolidated indebtedness, excluding its outstanding subordinated notes, to consolidated adjusted Earnings Before Interest, Taxes, Depreciation and Amortization and other non-cash charges, which includes such items as stock-based compensation expense, foreign currency gains or losses, and other allowable add backs pursuant to our Credit Facility Agreement ("Adjusted EBITDA") for the most recent four fiscal quarters. The Fixed Charge Coverage Ratio is defined as the ratio of Adjusted EBITDA, less income taxes and maintenance capital expenditures, during the most recent four fiscal quarters to the sum of interest changes during the most recent four quarters and scheduled debt repayments in the next four quarters.

The financial covenants are measured on a quarterly basis. The Company's leverage ratio and fixed charge coverage ratio were 0.15 and 97.9, respectively as of the fiscal quarter ended July 31, 2012. The Company's calculations of these financial ratios are reported in Exhibit No. 99.1 of this quarterly report on Form 10-Q. A violation of any of the Credit Facility covenants would result in an event of default and accelerate the repayment of all unpaid principal and interest and the termination of any letters of credit. The Company was in compliance with all of its financial covenants as of July 31, 2012. All of the Company's domestic assets and certain interests in some foreign subsidiaries are pledged as collateral under the three-year Credit Facility Agreement. In addition, the terms of the Credit Facility limit the Company's ability to pay dividends.

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

As of July 31, 2012, the Company had $21.0 million available under its Credit Facility, net of $4.0 million in outstanding letters of credit.

Revolving Credit Facilities in Taiwan

The Company also maintains unsecured credit facilities in Taiwan for a total commitment of $3.0 million at July 31, 2012, bearing interest at 2.5%. There were no outstanding balances under the Company's unsecured Taiwan credit facilities as of July 31, 2012.

Subordinated Notes

The Company issued subordinated notes in fiscal year 2010 with a principal value of $10.0 million and a 2% annual interest rate. The notes were originally recorded at a discount as the stated interest rate was below the Company's incremental borrowing rate, and the discount is being amortized to interest expense through maturity of the notes. The principal balance and accrued interest on the notes will aggregate to $10.8 million when due in August 2013. As of July 31, 2012, the Company's subordinated notes and related interest totaled $9.8 million.

Note 5: Commitments and Contingencies
Warranty Obligations
The Company believes that its warranty accrual as of July 31, 2012, which is included in the Other Accrued Liabilities line item in the Condensed Consolidated Balance Sheets, is sufficient to cover expected warranty costs. The following table presents the Company's warranty obligation activity:

	Three Months Ended
	July 31,
	2012	2011
Beginning Balance	$3,013	$2,804
Increase in warranty liability on fiscal year sales	1,711	1,035
Reduction in warranty liability for claims in fiscal year	(1,465)	(995)
Ending Balance	$3,259	$2,844

Legal Proceedings

At any time, the Company may be involved in legal proceedings arising in the normal course of conducting business. The Company's policy is to routinely assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is based on historical experience and an analysis of each known issue. The Company records reserves related to legal matters for which it is probable that a loss has been incurred and the range of such loss can be estimated. With respect to other matters, management has concluded that a loss is only reasonably possible or remote and, therefore, no liability is recorded. Management discloses the facts regarding material matters assessed as reasonably possible and potential exposure, if determinable. Costs incurred defending claims are expensed as incurred. Other than those described below, the Company does not believe that the resolution of any such matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

In litigation arising out of a June 2002 incident at a Crucible Metals' (“Crucible”) facility, the Company's excess insurance carrier is contesting its obligation to provide coverage for property damage. The suits over insurance coverage, Flow Autoclave Systems, Inc., Flow Pressure Systems, ABB Pressure Systems, Avure Technologies AB and Avure Technologies, Inc. v. Lumbermens Mutual Casualty and Kemper Insurance Co., and Lumbermens Mutual Casualty Company v. Flow International Corporation, Flow Autoclave Systems, Inc., Flow Pressure Systems, ABB Pressure Systems, Avure Technologies AB and Avure Technologies, Inc., were originally filed in Supreme Court of the State of New York, County of Onondaga, Index No. 2005-2126 in 2005, and sought a declaratory judgment of the rights of the parties under the insurance policy issued by the carrier. The carrier, Lumbermens Mutual Casualty Company, has settled the claims relating to this incident for a total of approximately $3.4 million and is now seeking a declaratory judgment that it was not obligated to pay the claim, Lumbermens Mutual Casualty Company v. Flow International Corporation, Flow Autoclave Systems, Inc., Flow Pressure Systems, ABB Pressure Systems, Avure Technologies AB, Avure Technologies, Inc., Travelers Property Casualty Company of America and Zurich American Insurance Company as subrogees of Crucible Materials Corporation, and Crucible Materials Corporation, filed in United States District Court for the Northern District of New York on August 13, 2008, case number 08-CV-865. The case is scheduled for trial in October 2012. The Company is vigorously contesting the carrier's claim; however, the ultimate outcome or likelihood of this specific claim cannot be determined at this time and an unfavorable outcome ranging from $0 to $3.4 million is reasonably possible.

Other Claims or Assessments

In fiscal year 2009, the Company was notified by the purchaser of its Avure business (reported as a discontinued operation for the year ended April 30, 2006), that the Swedish Tax Authority was conducting an audit which included periods when the Company had owned the business. In the sale agreements, the Company made commitments to indemnify the purchaser for certain claims, including tax matters relating to the periods when it owned the business. The Swedish tax authority concluded its audit and issued a final report in November 2009 initially asserting that Avure owes 19.5 million Swedish Krona, approximately $2.8 million at the initial date of assessment, in additional taxes, penalties and fines. In April 2010, the Company, on behalf of Avure, filed an appeal to contest the Swedish tax authority's assertion. Since the filing of the Company's appeal, there has been a hearing before the Swedish district court regarding our appeal. In August 2012, the Company received notice that the Swedish district court issued a ruling in favor of the Swedish tax authority. The Company continues to contest the findings and will file an appeal with the Administrative Court of Stockholm. A charge was recorded in the first quarter of fiscal year 2010 related to the periods when the Company owned Avure. This charge was accounted for as an adjustment to the loss on the disposal of the Avure business and is reported as a charge to discontinued operations in the Company's Condensed Consolidated Statements of Operations. As of July 31, 2012, the Company has accrued $1.3 million related to the Avure matter. The balance of the accrued liability will fluctuate period over period with changes in foreign currency rates until such time as the matter is ultimately resolved.

Note 6: Shareholders' Equity

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

Stock Options

The following table summarizes stock option activities for the three months ended July 31, 2012:

	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)
Outstanding at April 30, 2012	388,168	$10.47	$—	5.4
Granted	—	—
Exercised	—	—
Expired or forfeited	(13,140)	5.71
Outstanding at July 31, 2012	375,028	$10.64	$—	5.3
Exercisable as of July 31, 2012	375,028	$10.64	$—	5.3
Vested and expected to vest as of July 31, 2012	375,028	$10.64	$—	5.3

The Company recognized compensation expense related to stock options of $0.1 million for the three months ended July 31, 2011. There was no compensation expense recognized for options for the three months ended July 31, 2012 and all outstanding options are vested.

Service and Performance-Based Stock Awards

The Company grants stock awards to employees of the Company with service and/or performance conditions, and it also grants stock awards to non-employee directors. Each non-employee director is eligible to receive and is granted fully vested common stock worth $40,000 annually. Performance-based stock awards are granted to executive officers and certain employees in management to align compensation with shareholder interests and vest only when certain operating income targets are achieved. The compensation cost of the service-based common stock or restricted stock units are based on their fair value at the grant date and recognized ratably over the service period. The compensation cost of performance-based stock awards is measured based on their fair value at the grant date multiplied by the estimated percentage of performance stock units earned, and recognized ratably over the performance period.

The following table summarizes the service and performance-based stock award activities for employees for the three months ended July 31, 2012:

	Number of Shares	Weighted-Average Grant-date Fair Value
Nonvested at April 30, 2012	1,779,265	$3.25
Granted	736,461	2.84
Vested	(557,296)	3.19
Forfeited	(41,717)	4.05
Nonvested at July 31, 2012	1,916,713	$3.09

For the respective three months ended July 31, 2012 and 2011, the Company recognized compensation expense related to service and performance-based stock awards of $0.7 million and $0.5 million. As of July 31, 2012, total unrecognized compensation cost related to service and performance-based stock awards of $5.5 million is expected to be recognized over a weighted average period of 2.8 years.

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

The following table sets forth the computation of basic and diluted income from continuing operations per share:

	Three Months Ended
	July 31,
	2012	2011
Income from Continuing Operations	$2,207	$654
Weighted average shares used in computing basic income per share	48,039	47,532
Dilutive potential common shares from employee stock options and restricted stock units	—	9
Weighted average shares used in computing diluted income per share	48,039	47,541
Basic and diluted income from continuing operations per share	$0.05	$0.01

There were 2.3 million and 2.0 million potentially dilutive common shares from employee stock options and restricted stock units which were excluded from the diluted weighted average per share calculation for the respective three months ended July 31, 2012 and 2011, as their effect would be antidilutive.

Note 8: Other Expense, Net

The following table sets forth the detail of Other Expense, net:

	Three Months Ended
	July 31,
	2012	2011
Realized Foreign Exchange Gains (Losses), net	$(369)	$255
Unrealized Foreign Exchange Gains (Losses), net	100	(404)
Other	4	15
Other Expense, net	$(265)	$(134)

Note 9: Income Taxes

For the three months ended July 31, 2012, the Company recorded income tax expense of $1.5 million compared to income tax expense of $0.1 million, respectively in the same period last year. For the three months ended July 31, 2011, the relationship between income tax expense and income before taxes was not customary as the Company recorded a $0.3 million tax benefit resulting from the tax impact on intercompany transactions.
The Company anticipates generating sufficient future taxable income to realize the benefits of its U.S. and certain of its foreign deferred tax assets while continuing to provide a full valuation allowance against its net operating losses and other net deferred tax assets in certain other foreign tax jurisdictions. The Company's valuation allowance was $7.7 million at July 31, 2012 and $7.9 million at April 30, 2012 and is mainly attributable to foreign net operating losses. Most of the foreign losses can be carried forward indefinitely, with certain amounts expiring between fiscal years 2016 and 2020.

As of July 31, 2012, the Company has not made a provision for U.S. or additional foreign withholding taxes for the excess of the financial reporting carrying value over the tax basis of investments in foreign subsidiaries with the exception of its subsidiaries in Taiwan and Switzerland for which it provides deferred taxes.

Note 10: Segment Information

The following table sets forth the revenue and gross margin of operations by reportable segment:

	Three Months Ended
	July 31,
	2012	2011
Standard Segment:
Sales	$62,017	$53,004
Gross Margin	24,247	21,647
	39%	41%
Advanced Segment:
Sales	4,218	7,026
Gross Margin	546	1,473
	13%	21%
Total:
Sales	$66,235	$60,030
Gross Margin	$24,793	$23,120
	37%	39%

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

•
statements regarding our belief that the diversity of our products and geographic presence along with the expansion of our indirect sales channel and our unmatched customer access will continue to minimize the impact that any one country or economy has on our consolidated results;

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

•
statements regarding our expectation that our recently introduced Mach 4 and 2 series products, as well as our HyPlex Prime direct drive pump, will have strong contributions to our results in the second half of fiscal year 2013 and beyond;

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

Certain other statements in Management’s Discussion and Analysis are forward-looking as defined in the Private Securities Litigation Reform Act of 1995. Our ability to fully implement our strategies and achieve our objective may be influenced by a variety of factors, many of which are beyond our control. For a detailed discussion of risk factors affecting our business and operations, see Item 1A, Risk Factors in our fiscal year 2012 Form 10-K. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements should not be relied on as representing our estimates or views as of any subsequent date.

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

As you read this discussion and analysis, refer to our Condensed Consolidated Statements of Operations included in Item 1 - Condensed Consolidated Financial Statements, which presents the results of our operations for the three months ended July 31, 2012 and 2011. We analyze and explain the differences between the periods in the specific line items of our Condensed Consolidated Statements of Operations. This discussion and analysis has been organized as follows:

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

First Quarter 2013 Highlights
During the first quarter of fiscal year 2013:

•	Overall revenues of $66.2 million for the three months ended July 31, 2012 represent a new all-time quarterly high and a 10% increase from $60.0 million in the year-ago quarter;

•	Standard segment revenues also reached an all-time record on a quarterly basis at $62.0 million, a 17% improvement versus the year-ago quarter;

•	Sales from our global spare parts business also set a new quarterly record at $22.1 million, a 10% growth over the year-ago quarter, with strong demand across most of our markets;

•	Sales from our Advanced segment were $4.2 million for the three months ended July 31, 2012, a 40% decrease versus the year-ago quarter primarily due to the timing of contract execution;

•
Quarter-over-quarter, our Standard segment gross margins declined by approximately 200 basis points as a result of product and geographic mix. Our Advanced segment margins were lower primarily due to the effect of the comparative mix of projects for which we recognized revenue under the percentage of completion method and the capacity impact of lower throughput in our manufacturing plan;

•	Our operating income was $4.2 million, or just over 6% of sales for the quarter ended July 31, 2012, which represents a more than three-fold improvement from the year-ago quarter;

•	We generated net income of $2.2 million or earnings per share of $0.05 which compares to net income of $0.7 million, or $0.01 per share in the comparative prior period;

•
Our consolidated adjusted earnings before interest, tax and depreciation (“Adjusted EBITDA”) increased from $3.4 million in the year-ago quarter to $6.4 million in the current period. The increase in Adjusted EBITDA was a direct result of the significant improvement in sales. A reconciliation of Adjusted EBITDA to net income, which is the GAAP financial measure that is most directly comparable to our non-GAAP financial measure, is provided below; and

•
We maintained a strong balance sheet with a net cash position of $10.6 million as of July 31, 2012, and a current ratio of 2.1. We continue to maintain sufficient liquidity for our expected future operations and had $4.0 million in outstanding letters of credit against our $25.0 million Credit Facility. We believe that future cash flows from operations and our borrowing capacity should provide adequate liquidity to fund our operations, the ability to repay our subordinated notes and capital for planned growth.

Looking Ahead
We continue to build significant and sustainable competitive advantages that capitalize on the waterjet category growth opportunities. We believe that we are well positioned to continue growing our business organically over the long-term through product development, unmatched customer access and continued operating leverage. Although other factors will likely impact us, including some that we do not foresee, we believe that our performance for the remainder of fiscal year 2013 may be affected by the following:

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

•
New Products. We continue to make strategic investments in research and development for existing and new products, and to invest in research and development of advanced and innovative technologies for future application. We believe that delivering innovative and high-value solutions is critical to meeting customer needs and achieving our future growth. We remain positive with regard to our recent global introduction of our Mach 4 and Mach 2 series products and we anticipate stronger contributions from these products in the second half of fiscal year 2013.

•
Distribution Channels. We intend to continue making significant investments to expand our access to potential customers by continued development of both our direct and indirect distribution channels, which we believe are unparalleled in the industry.

•
Operations and Manufacturing. We anticipate that commodity price pressure will continue in the near term. Mitigating the risk of higher commodity and fuel prices continues to be an area of focus. We intend to continue to pursue opportunities for streamlining of distribution, logistics and manufacturing operations, focus on improving inventory management, optimizing transportation costs, and providing a high level of service to our customers.

Management remains focused on creating long-term shareholder value. We believe that Adjusted EBITDA, which we define as net income (loss), as determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”), excluding the effects of income taxes, depreciation, amortization of intangible assets, interest expense, and other non-cash charges, which includes such items as stock-based compensation expense, foreign currency gains or losses, and other allowable add backs pursuant to our Credit Facility Agreement, is a good measure of our core performance in creating this value. The following table reconciles our Adjusted EBITDA for the respective three months ended July 31, 2012 and 2011:

Reconciliation of Adjusted EBITDA to Net Income: (in thousands)	Three Months Ended
	July 31,
	2012	2011
Net Income	$2,221	$711
Add Back:
Depreciation and Amortization	1,426	1,572
Income Tax Provision	1,477	100
Interest Charges	340	311
Non-Cash Charges (i)	927	666
Adjusted EBITDA	$6,391	$3,360

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

Matters Affecting Comparability
Our financial performance over the past few years has been driven by several factors, principally the general economic conditions within our global markets, our product and project mix, the impact of strategic investments in our business, and fluctuations in the relationship of foreign currencies to the U.S. dollar. These key factors have impacted the comparability of our results of operations in the past and are likely to affect them in the future.

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

Product and Project Mix
Our profit margins vary in relation to the relative product and geographic mix, including the market segments that we serve, the type of product we sell, the geographic location in which the product is sold, the end market for which the product is designed, and the relative percentage of total revenue represented by our Standard systems, Advanced systems, and aftermarket sales.

Investments in Business
We believe that continued investment in lead generation, product enhancements, new product development and in our employees is critical to achieving our strategic objectives in fiscal 2013 and beyond. Comparable period-over-period operating expenses will differ depending on the timing and magnitude of these investments. We expect that we will be able to leverage our overall operating expenses in future periods as our business continues to grow.

Currency Translation
The volatility in the global economic environment continues to result in significant volatility in the global currency markets. Since the majority of our international operations are conducted in currencies other than the U.S. dollar, currency fluctuations can have a significant impact on the translation of our international revenues and earnings into U.S. dollar amounts. During fiscal year 2013, the U.S. dollar strengthened against the average exchange rates for these currencies versus the comparable prior year period, negatively impacting the translation of our international revenues and earnings during the current fiscal year.

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

Results of Operations
(Tabular amounts in thousands)

Summary of Consolidated Results	Three Months Ended
	July 31,		Increase (Decrease)
	2012	2011	$	%
Sales	$66,235	$60,030	$6,205	10%
Gross Margin	24,793	23,120	1,673	7%
Selling, General, and Administrative Expenses	20,559	21,961	(1,402)	(6)%
Operating Income	4,234	1,159	3,075	NM
Expressed as a % of Sales:
Gross Margin	37%	39%		(200)	bpts
Selling, General, and Administrative Expenses	31%	37%		(600)	bpts
Operating Income	6%	2%		400	bpts
_____________________
bpts = basis points
NM = not meaningful

Consolidated Sales by Category	Three Months Ended
	July 31,		Increase (Decrease)
	2012	2011	$	%
Standard System Sales	$39,962	$32,978	$6,984	21%
Advanced System Sales	4,154	6,986	(2,832)	(41)%
Consumable Parts Sales	22,119	20,066	2,053	10%
	$66,235	$60,030	$6,205	10%

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

This section provides a comparison of sales and gross margin for each of our reportable segments for the respective three months ended July 31, 2012 and 2011.

Standard Segment	Three Months Ended
	July 31,		Increase (Decrease)
	2012	2011	$	%
Sales	$62,017	$53,004	$9,013	17%
% of total company sales	94%	88%	NM	600	bpts
Gross Margin	24,247	21,647	2,600	12%
Gross Margin as % of sales	39%	41%	NM	(200)	bpts
_____________________
bpts = basis points
NM = not meaningful

For the three months ended July 31, 2012:

Sales in our Standard segment increased $9.0 million or 17% over the prior year comparative period. Excluding the impact of foreign currency changes, sales in the Standard segment increased $11.5 million or 22% for the three months ended July 31, 2012 when compared to the prior year comparative period. The quarter-to-date increase was primarily due to the following:

•	Significant growth in system sales volume for select geographic regions for an aggregate growth of $7.0 million or 21% over the prior year comparative period; and

•
Consumable parts sales for this segment also increased $2.0 million or 10% over the prior year comparative period based on higher system utilization by our customers and increased system sales volumes with significant demand across most of our markets.

Gross margin for the three months ended July 31, 2012 amounted to $24.2 million or 39% of sales compared to $21.6 million or 41% of sales in the prior year comparative period. Generally, comparison of gross margin rates will vary period over period based on changes in our product sales mix and prices, geographic mix and levels of production volume.

Advanced Segment	Three Months Ended
	July 31,		Increase (Decrease)
	2012	2011	$	%
Sales	$4,218	$7,026	$(2,808)	(40)%
% of total company sales	6%	12%	NM	(600)	bpts
Gross Margin	546	1,473	(927)	(63)%
Gross Margin as % of sales	13%	21%	NM	(800)	bpts
_____________________
bpts = basis points
NM = not meaningful

Sales in the Advanced segment vary period over period for various reasons, such as the timing of contract awards, timing of project design and manufacturing schedules, the timing of shipments to customers, and timing of installation at customer sites.

For the three months ended July 31, 2012, sales in our Advanced segment decreased by $2.8 million or 40% over the prior year comparative period. The decrease in sales was primarily driven by the timing of our Advanced contracts in the current fiscal year.

Gross margin for the three months ended July 31, 2012 amounted to $0.5 million or 13% of sales as compared to $1.5 million and 21% of sales in the prior year comparative period. Gross margin as a percentage of sales in the Advanced segment was lower for the three months ended July 31, 2012 in part due to the impact of lower throughput in our manufacturing plan, and also as a result of the type of projects and the stages of the projects. Advanced segment gross margins will vary period over period based on changes in product mix, geographic mix and levels of production.

Selling, General, and Administrative Expenses	Three Months Ended
	July 31,		Increase (Decrease)
	2012	2011	$	%
Sales and Marketing	$12,479	$12,696	(217)	(2)%
Research and Engineering	2,211	2,656	(445)	(17)%
General and Administrative	5,869	6,609	(740)	(11)%
Total Operating Expenses	$20,559	$21,961	(1,402)	(6)%

Consolidated operating expenses decreased for the three months ended July 31, 2012 over the prior year comparative period. The movement was primarily the result of the following:

•	higher commission expense of $0.4 million, based on comparatively higher sales volume;

•	increased marketing and related support expenses of $0.1 million for the three months ended July 31, 2012 versus the prior year comparative period;

•	benefit of a reimbursement for certain research and engineering costs of $0.8 million during the quarter;

•	decreased labor and compensation related costs of $0.6 million for the three months ended July 31, 2012 versus the prior year comparative period; and

•	lower investment in technology infrastructure for the three months ended July 31, 2012 which decreased $0.2 million over the prior year comparative period.

Interest Income (Expense), net	Three Months Ended
	July 31,		Increase (Decrease)
	2012	2011	$	%
Interest Income	$55	$40	$15	38%
Interest Expense	(340)	(311)	29	9%
Net Interest Expense	$(285)	$(271)	$14	5%

Our net interest expense was $0.3 million for the three months ended July 31, 2012, in line with the prior year comparative period net interest expense of $0.3 million. Our interest expense primarily consists of imputed interest on two subordinated notes that carry a below market interest rate, amortization of deferred debt financing fees and interest charges on the used and unused portion of our Credit Facility as well as outstanding letters of credit.

Other Income (Expense), net	Three Months Ended
	July 31,		Increase (Decrease)
	2012	2011	$	%
Realized Foreign Exchange Gains (Losses), net	$(369)	$255	$(624)	NM
Unrealized Foreign Exchange Gains (Losses), net	100	(404)	504	NM
Other	4	15	(11)	(73)%
Other Income (Expense), net	$(265)	$(134)	$(131)	(98)%
_____________________
NM = not meaningful

During the three months ended July 31, 2012 net Other Expense was $0.3 million compared to net Other Expense of $0.1 million for the three months ended July 31, 2011. In general, changes in this balance result from the fluctuation in realized and unrealized foreign exchange gains and losses on revaluation of third party and intercompany settled and unsettled balances for which payment is anticipated in the foreseeable future.

Income Taxes

Our provision for income taxes for the respective three months ended July 31, 2012 and 2011 consisted of:

	Three Months Ended
	July 31,		Increase (Decrease)
	2012	2011	$	%
Current Tax Expense	$451	$57	$394	NM
Deferred Tax Expense	1,026	43	983	NM
Total Tax Expense	$1,477	$100	$1,377	NM
_____________________
NM = not meaningful

For the three months ended July 31, 2012, we recorded income tax expense of $1.5 million compared to income tax expense of $0.1 million in the comparative prior year. For the three months ended July 31, 2011, the relationship between income tax expense and income before taxes was not customary as we recorded a $0.3 million tax benefit resulting from the tax impact on intercompany transactions.

We anticipate generating sufficient future taxable income to realize the benefits of our U.S. and certain of our foreign deferred tax assets while continuing to provide a full valuation allowance against our net operating losses and other net deferred tax assets in certain other foreign tax jurisdictions. Our valuation allowance was $7.7 million at July 31, 2012 and $7.9 million at April 30, 2012 and is mainly attributable to foreign net operating losses. Most of the foreign losses can be carried forward indefinitely, with certain amounts expiring between fiscal years 2016 and 2020.

As of July 31, 2012, we have not made a provision for U.S. or additional foreign withholding taxes for the excess of the financial reporting carrying value over the tax basis of investments in foreign subsidiaries with the exception of our subsidiaries in Taiwan, and Switzerland for which we provide deferred taxes.

Liquidity and Capital Resources
Sources of Cash
Historically, our most significant sources of financing have been funds generated by operating activities, available cash and cash equivalents and available lines of credit. From time to time, we have raised funds through the sale of common stock.
Cash from Operating Activities
Cash used in operating activities was $2.1 million for three months ended July 31, 2012, compared to cash generated by operations of $1.9 million for the three months ended July 31, 2011. The change in cash from operations versus the prior year comparative period was driven by comparatively stronger earnings for the three months ended July 31, 2012, and offset by the timing of inventory purchases, customer billings, and receipt of customer deposits.
Available Cash and Cash Equivalents
At July 31, 2012, we had total cash and cash equivalents of $10.6 million, of which $8.0 million was held by our foreign subsidiaries. To the extent that our cash needs in the U.S. exceed our cash reserves and availability under our Credit Facility Agreement, we may repatriate cash from certain of our foreign subsidiaries; however, this is not our current intent and could be limited by our ability to repatriate such cash in a tax efficient manner. We believe that our existing cash and cash equivalents as of July 31, 2012, anticipated funds generated from our operations, and financing available under our existing credit facilities will be sufficient to fund our operations for at least the next twelve months. However, in the event that there are changes in our expectations or circumstances, we may need to raise additional funds through public or private debt or sale of equity to fund our operations. Cash balances which are not available for general corporate purposes are classified as restricted cash and are primarily related to cash which collateralizes commercial letters of credit.
Credit Facilities
We have a $25.0 million Credit Facility agreement which will mature March 2, 2014. Under the terms of the Credit Facility in effect as of July 31, 2012, we are required to maintain a maximum consolidated leverage ratio of 2.75x, and a minimum fixed charge coverage ratio of 1.75x. The terms of the Credit Facility define the leverage ratio as the ratio of consolidated indebtedness, excluding our outstanding subordinated notes, to consolidated adjusted Earnings Before Interest, Taxes, Depreciation and Amortization and other non-cash charges, which includes such items as stock-based compensation expense, foreign currency gains or losses, and other allowable add backs pursuant to our Credit Facility Agreement ("Adjusted EBITDA") for the most recent four fiscal quarters. The Fixed Charge Coverage Ratio is defined as the ratio of Adjusted EBITDA, less income taxes and maintenance capital expenditures, during the most recent four fiscal quarters to the sum of interest changes during the most recent four quarters and scheduled debt repayments in the next four quarters.

The financial covenants are measured on a quarterly basis. Our leverage ratio and fixed charge coverage ratio were 0.15 and 97.9, respectively, as of the fiscal quarter ended July 31, 2012. Our calculations of these financial ratios are reported in Exhibit No. 99.1 of this Quarterly Report on Form 10-Q. A violation of any of the covenants above would result in an event of default and accelerate the repayment of all unpaid principal and interest and the termination of any letters of credit. All of our domestic assets and certain interests in some foreign subsidiaries are pledged as collateral under the three-year Credit Facility Agreement. In addition, the terms of the Credit Facility limit our ability to pay dividends. We were in compliance with all our financial covenants as of July 31, 2012.

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

As of July 31, 2012, we had $21.0 million available under our Credit Facility, net of $4.0 million in outstanding letters of credit. There were no outstanding balances under our Credit Facility as of July 31, 2012.

We have two unsecured credit facilities in Taiwan and there were no outstanding balances under these credit facilities as of July 31, 2012. The unsecured commitment for the Taiwan credit facilities totaled $3.0 million at July 31, 2012, bearing interest at 2.5% per annum.

Subordinated Notes
We have subordinated notes with a principal value of $10.0 million, accruing interest at 2% annually, for an aggregate amount due of $10.8 million in August 2013. We expect to pay the subordinated notes, and related interest, using cash generated from our operations or from our existing credit facilities.
Uses of Cash
Capital Expenditures
Our capital spending plans currently provide for outlays ranging from approximately $6 million to $8 million over the next twelve months, primarily related to investments in machinery and equipment to support manufacturing, the continued implementation of our ERP system and other information technology related projects, as well as patent and trademark maintenance. It is expected that funds necessary for these expenditures will be generated internally or from available financing. To the extent that sufficient funds cannot be generated through operations or we are unable to obtain financing on reasonable terms, we may reduce our capital expenditures accordingly. Our capital spending for the three months ended July 31, 2012 and 2011 was $1.5 million and $0.6 million, respectively.
Repayment of Debt
Our debt primarily consists of our subordinated notes and outstanding borrowings on our Credit Facility. We did not have any borrowings outstanding on our Credit Facility as of July 31, 2012 or April 30, 2012. In prior periods we have had balances outstanding, and therefore had net borrowings or repayments in a particular period.
Off-Balance Sheet Arrangements
 We had letter-of-credit agreements totaling $4.0 million as of July 31, 2012 and April 30, 2012, respectively. These letter-of-credit agreements relate to performance on contracts with our customers and vendors.
Contractual Obligations
During the three months ended July 31, 2012, there were no material changes outside the ordinary course of business in our contractual obligations and minimum commercial commitments as reported in our Annual Report on Form 10-K for the fiscal year ended April 30, 2012.
Critical Accounting Estimates and Judgments
There are no material changes in our critical accounting estimates as disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2012.

Recently Issued Accounting Pronouncements

Not applicable as none were noted.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have not been any material changes in our market risk during the three months ended July 31, 2012. For additional information, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations as presented in our Annual Report on Form 10-K for the fiscal year ended April 30, 2012.

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

In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in our internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 5 of the Condensed Consolidated Financial Statements found in Item 1 of Part I of this quarterly report on Form 10-Q for a discussion of the Company’s legal proceedings.

Item 1A. Risk Factors

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the “Risk Factors” sections of our Annual Report on Form 10-K for the fiscal year ended April 30, 2012, filed by us with the United States Securities and Exchange Commission on June 28, 2012. In connection with the preparation of this quarterly report, management has reviewed and considered these risk factors and has determined that the following risk factor should be read in connection with the risk factors disclosed in our Form 10-K.

Risks Related to our Business

We have unresolved claims with the purchaser of Avure.
During fiscal year 2009, we were notified by the purchaser of our Avure Business (“Purchaser”), which we reported as a discontinued operation for the fiscal year ended April 30, 2006, that the Swedish tax authority was conducting an audit which includes periods during the time that we owned the subsidiary. Pursuant to our agreement with the Purchaser, we had made commitments to indemnify various liabilities and claims, including any tax matters when we owned the business. The Swedish tax authority concluded its audit and issued its report in November 2009, initially asserting that Avure owes 19.5 million Swedish Krona, approximately $2.8 million at the initial date of assessment, in additional taxes, penalties and fines. In April 2010, we filed an appeal to contest the Swedish tax authority's assertion. Since the filing of our appeal, there has been a hearing before the Swedish district court regarding our appeal. In August 2012, we received notice that the Swedish district court issued a ruling in favor of the Swedish tax authority. We continue to contest the findings and will file an appeal with the Administrative Court of Stockholm. A charge was recorded in the first quarter of fiscal year 2010 related to the periods during which we owned Avure and, as of July 31, 2012, the liability was approximately $1.3 million. The balance of the accrued liability will fluctuate period over period with changes in foreign currency rates until such time as the matter is ultimately resolved.

Items 2, 3, 4, and 5 are None and have been omitted.

Item 6. Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Debt Covenant Compliance as of July 31, 2012
101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Taxonomy Extension Label Linkbase Document
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

FLOW INTERNATIONAL CORPORATION

Date:	August 30, 2012	/s/ Charles M. Brown
Charles M. Brown
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 30, 2012	/s/ Allen M. Hsieh
Allen M. Hsieh
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)