Form 10-Q
period 2012-10-31
FLOW INTERNATIONAL CORP
filed 2012-12-10
CIK 713002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2012
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
The registrant had 48,417,269 shares of Common Stock, $0.01 par value per share, outstanding as of November 27, 2012.

FLOW INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par values)
(Unaudited)

	October 31, 2012	April 30, 2012
ASSETS
Current Assets:
Cash and Cash Equivalents	$15,273	$12,942
Restricted Cash	865	1,435
Receivables, net	47,633	46,830
Inventories	41,660	40,069
Other Current Assets	16,989	14,269
Total Current Assets	122,420	115,545
Property and Equipment, net	18,592	17,488
Intangible Assets, net	4,998	4,936
Deferred Income Taxes, net	19,078	23,304
Other Long-Term Assets	5,339	5,793
Total Assets	$170,427	$167,066

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Subordinated Notes	$10,059	$—
Accounts Payable	23,071	22,577
Accrued Payroll and Related Liabilities	7,081	7,774
Taxes Payable and Other Accrued Taxes	2,713	3,735
Deferred Revenue and Customer Deposits	11,160	13,910
Other Accrued Liabilities	13,209	11,104
Total Current Liabilities	67,293	59,100
Deferred Income Taxes	5,901	5,777
Subordinated Notes	—	9,587
Other Long-Term Liabilities	1,635	1,554
Total Liabilities	74,829	76,018

Commitments and Contingencies
Shareholders’ Equity:
Series A 8% Convertible Preferred Stock, $.01 par value, 1,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $.01 par value, 84,000 shares authorized; 48,413 and 47,891 shares issued and outstanding	481	474
Capital in Excess of Par	165,864	164,882
Accumulated Deficit	(65,341)	(69,672)
Accumulated Other Comprehensive Loss:
Defined Benefit Plan Obligation, net of income tax	(81)	(81)
Cumulative Translation Adjustment, net of income tax	(5,325)	(4,555)
Total Shareholders’ Equity	95,598	91,048
Total Liabilities and Shareholders’ Equity	$170,427	$167,066
See Accompanying Notes to Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2012	2011	2012	2011
Sales	$67,038	$64,533	$133,273	$124,563
Cost of Sales	41,618	39,217	83,060	76,127
Gross Margin	25,420	25,316	50,213	48,436
Operating Expenses:
Sales and Marketing	12,719	12,082	25,198	24,778
Research and Engineering	3,007	2,711	5,218	5,367
General and Administrative	5,730	5,361	11,599	11,970
Total Operating Expenses	21,456	20,154	42,015	42,115
Operating Income	3,964	5,162	8,198	6,321
Interest Income	12	9	67	49
Interest Expense	(325)	(309)	(665)	(620)
Other Income (Expense), net	(124)	7	(389)	(127)
Income Before Income Taxes	3,527	4,869	7,211	5,623
Provision for Income Taxes	(1,352)	(2,138)	(2,829)	(2,238)
Income from Continuing Operations	2,175	2,731	4,382	3,385
Income (Loss) from Discontinued Operations, net of Income Tax	(65)	48	(51)	105
Net Income	$2,110	$2,779	$4,331	$3,490
Basic and Diluted Income Per Share:
Income from Continuing Operations	$0.04	$0.06	$0.09	$0.07
Discontinued Operations	—	—	—	—
Net Income	$0.04	$0.06	$0.09	$0.07
Weighted Average Shares Used in Computing Basic and Diluted Income Per Share:
Basic	48,368	47,800	48,203	47,666
Diluted	48,904	47,800	48,941	47,666
See Accompanying Notes to Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2012	2011	2012	2011
Net Income	$2,110	$2,779	$4,331	$3,490
Other Comprehensive Income (Loss):
Cumulative Translation Adjustment, net of tax	619	(968)	(770)	(877)
Total Comprehensive Income	$2,729	$1,811	$3,561	$2,613

See Accompanying Notes to Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended
	October 31,
	2012	2011
Cash Flows from Operating Activities:
Net Income	$4,331	$3,490
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	2,839	3,151
Deferred Income Taxes	2,667	1,189
Provision for Slow Moving and Obsolete Inventory	128	258
Bad Debt Expense	220	344
Warranty Expense	3,034	1,972
Incentive Stock Compensation Expense	1,299	1,198
Unrealized Foreign Exchange Currency Losses	112	483
Indemnification Charge	(51)	(105)
Interest Accretion on Subordinated Notes	472	420
Other	48	26
Changes in Operating Assets and Liabilities:
Receivables	(1,693)	(1,784)
Inventories	(2,607)	(5,865)
Other Operating Assets	(340)	136
Accounts Payable	553	2,164
Accrued Payroll and Related Liabilities	(1,017)	141
Deferred Revenue and Customer Deposits	(2,571)	(68)
Other Operating Liabilities	(2,038)	(1,195)
Net Cash Provided by Operating Activities	5,386	5,955
Cash Flows from Investing Activities:
Expenditures for Property and Equipment	(3,426)	(2,023)
Expenditures for Intangible Assets	(350)	(328)
Proceeds from Sale of Property and Equipment	5	37
Restricted Cash	527	232
Net Cash Used in Investing Activities	(3,244)	(2,082)
Cash Flows from Financing Activities:
Borrowings Under Credit Facility	31,140	31,200
Repayments Under Credit Facility	(31,140)	(34,350)
Borrowings (Repayments) Under Other Financing Arrangements	(2)	29
Net Cash Used in Financing Activities	(2)	(3,121)
Effect of Changes in Exchange Rates	191	(230)
Net Change in Cash And Cash Equivalents	2,331	522
Cash and Cash Equivalents, Beginning of Period	12,942	9,096
Cash and Cash Equivalents, End of Period	$15,273	$9,618
Supplemental Disclosures of Cash Flow Information:
Cash Paid during the Period for:
Interest	$130	$215
Income Taxes	1,581	931
Supplemental Disclosures of Noncash Investing Activities:
Accounts Payable Incurred to Acquire Property and Equipment and Intangible Assets	$968	$560

See Accompanying Notes to Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

					Accumulated Other Comprehensive Loss
	Common Stock		Capital In Excess of Par			Total Shareholders' Equity
	Shares	Par Value		Accumulated Deficit
Balances, April 30, 2011	47,378	$469	$161,741	$(79,121)	$(3,635)	$79,454
Net Income				3,490		3,490
Other Comprehensive Income, net of tax					(877)	(877)
Stock Compensation	479	5	1,027			1,032
Balances, October 31, 2011	47,857	$474	$162,768	$(75,631)	$(4,512)	$83,099

Balances, April 30, 2012	47,891	$474	$164,882	$(69,672)	$(4,636)	$91,048
Net Income				4,331		4,331
Other Comprehensive Loss, net of tax					(770)	(770)
Stock Compensation	522	7	982			989
Balances, October 31, 2012	48,413	$481	$165,864	$(65,341)	$(5,406)	$95,598
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
The preparation of these interim condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company’s financial statements. Operating results for the three and six months ended October 31, 2012 may not be indicative of future results.

Fair Value of Financial Instruments

The carrying value of the Company’s current assets and liabilities approximate fair values due to the short-term maturity of these assets and liabilities. Nonfinancial assets and liabilities measured on a nonrecurring basis that are included in the Company’s Condensed Consolidated Balance Sheets consist of long-lived assets and a cost-method investment. Such nonfinancial assets are measured at fair value when impairment indicators exist. Due to significant unobservable inputs, the fair value measures used to evaluate impairment and to calculate a prevailing market interest rate are Level 3 inputs. There were no impairments identified for the three and six months ended October 31, 2012.

Note 2: Receivables, Net
Net receivables consisted of the following:

	October 31, 2012	April 30, 2012
Trade Accounts Receivable	$36,814	$36,802
Unbilled Revenues	11,831	11,152
	48,645	47,954
Less: Allowance for Doubtful Accounts	(1,012)	(1,124)
Receivables, net	$47,633	$46,830
Unbilled revenues do not contain any amounts which are expected to be collected after one year.

Note 3: Inventories

Inventories consisted of the following:

	October 31, 2012	April 30, 2012
Raw Materials and Parts	$28,356	$26,247
Work in Process	3,518	3,313
Finished Goods	9,786	10,509
Inventories	$41,660	$40,069

Note 4: Debt

Credit Facility

The Company has a $25.0 million Credit Facility that matures March 2, 2014. Under the terms of the Credit Facility in effect as of October 31, 2012, the Company was required to maintain a maximum consolidated leverage ratio of 2.75x, and a minimum fixed charge coverage ratio of 1.75x. The terms of the Credit Facility define the leverage ratio as the ratio of consolidated indebtedness, excluding its outstanding subordinated notes, to consolidated adjusted Earnings Before Interest, Taxes, Depreciation and Amortization and other non-cash charges, which includes such items as stock-based compensation expense, foreign currency gains or losses, and other allowable add backs pursuant to our Credit Facility Agreement ("Adjusted EBITDA") for the most recent four fiscal quarters. The Fixed Charge Coverage Ratio is defined as the ratio of Adjusted EBITDA, less cash payments for income taxes and maintenance capital expenditures, during the most recent four fiscal quarters to the sum of certain interest charges during the most recent four quarters and scheduled debt repayments in the next four quarters.

The financial covenants are measured on a quarterly basis. The Company's leverage ratio and fixed charge coverage ratio were 0.56 and 46.4, respectively as of the fiscal quarter ended October 31, 2012. The Company's calculations of these financial ratios are reported in Exhibit No. 99.1 of this quarterly report on Form 10-Q. A violation of any of the Credit Facility covenants would result in an event of default and accelerate the repayment of all unpaid principal and interest and the termination of any letters of credit. The Company was in compliance with all of its financial covenants as of October 31, 2012. All of the Company's domestic assets and certain interests in some foreign subsidiaries are pledged as collateral under the three-year Credit Facility Agreement. In addition, the terms of the Credit Facility limit the Company's ability to pay dividends.

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

There were no outstanding borrowings on the Company's Credit Facility as of October 31, 2012. Consequently, the Company had $20.4 million available under this Credit Facility, net of $4.6 million in outstanding letters of credit.

Revolving Credit Facility

The Company also maintains an unsecured credit facility in Taiwan for a total commitment of $1.4 million at October 31, 2012, bearing interest at 2.5%. There were no outstanding balances under the Company's unsecured Taiwan credit facility as of October 31, 2012.

Subordinated Notes

The Company issued subordinated notes in fiscal year 2010 with a principal value of $10.0 million and a 2% annual interest rate. The notes were originally recorded at a discount as the stated interest rate was below the Company's incremental borrowing rate, and the discount is being amortized to interest expense through maturity of the notes. The principal balance and accrued interest on the notes will aggregate to $10.8 million when due in August 2013. As of October 31, 2012, the Company's subordinated notes and related interest of $10.1 million are classified as current.

Note 5: Commitments and Contingencies
Warranty Obligations
The Company believes that its warranty accrual as of October 31, 2012, which is included in the Other Accrued Liabilities line item in the Condensed Consolidated Balance Sheets, is sufficient to cover expected warranty costs. The following table presents the Company's warranty obligation activity:

	Six Months Ended
	October 31,
	2012	2011
Beginning Balance	$3,013	$2,804
Increase in warranty liability on fiscal year sales	3,034	1,972
Reduction in warranty liability for claims in fiscal year	(2,605)	(1,907)
Ending Balance	$3,442	$2,869

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

In litigation arising out of a June 2002 incident at a Crucible Metals' (“Crucible”) facility, the Company's excess insurance carrier is contesting its obligation to provide coverage for property damage. The suits over insurance coverage, Flow Autoclave Systems, Inc., Flow Pressure Systems, ABB Pressure Systems, Avure Technologies AB and Avure Technologies, Inc. v. Lumbermens Mutual Casualty and Kemper Insurance Co., and Lumbermens Mutual Casualty Company v. Flow International Corporation, Flow Autoclave Systems, Inc., Flow Pressure Systems, ABB Pressure Systems, Avure Technologies AB and Avure Technologies, Inc., were originally filed in Supreme Court of the State of New York, County of Onondaga, Index No. 2005-2126 in 2005, and sought a declaratory judgment of the rights of the parties under the insurance policy issued by the carrier. The carrier, Lumbermens Mutual Casualty Company, has settled the claims relating to this incident for a total of approximately $3.4 million and is now seeking a declaratory judgment that it was not obligated to pay the claim, Lumbermens Mutual Casualty Company v. Flow International Corporation, Flow Autoclave Systems, Inc., Flow Pressure Systems, ABB Pressure Systems, Avure Technologies AB, Avure Technologies, Inc., Travelers Property Casualty Company of America and Zurich American Insurance Company as subrogees of Crucible Materials Corporation, and Crucible Materials Corporation, filed in United States District Court for the Northern District of New York on August 13, 2008, case number 08-CV-865. The trial originally scheduled for October 2012 has been postponed and is currently scheduled for January 2013. The Company is vigorously contesting the carrier's claim; however, the ultimate outcome or likelihood of this specific claim cannot be determined at this time and an unfavorable outcome ranging from $0 to $3.4 million is reasonably possible.

Other Claims or Assessments

In fiscal year 2009, the Company was notified by the purchaser of its Avure business (reported as a discontinued operation for the year ended April 30, 2006), that the Swedish Tax Authority was conducting an audit which included periods when the Company had owned the business. In the sale agreements, the Company made commitments to indemnify the purchaser for certain claims, including tax matters relating to the periods when it owned the business. The Swedish tax authority concluded its audit and issued a final report in November 2009 initially asserting that Avure owes 19.5 million Swedish Krona, approximately $2.8 million at the initial date of assessment, in additional taxes, penalties and fines. In April 2010, the Company, on behalf of Avure, filed an appeal to contest the Swedish tax authority's assertion. Since the filing of the Company's appeal, there has been a hearing before the Swedish district court regarding our appeal. In August 2012, the Company received notice that the Swedish district court issued a ruling in favor of the Swedish tax authority. The Company continues to contest the findings and filed an appeal with the Administrative Court of Stockholm in September 2012. A charge was recorded in the first quarter of fiscal year 2010 related to the periods when the Company owned Avure. This charge was accounted for as an adjustment to the loss on the disposal of the Avure business and is reported as a charge to discontinued operations in the Company's Condensed Consolidated Statements of Operations. As of October 31, 2012, the Company has accrued $1.3 million related to the Avure matter. The balance of the accrued liability will fluctuate period over period with changes in foreign currency rates until such time as the matter is ultimately resolved.

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

Stock Options

The following table summarizes stock option activities for the six months ended October 31, 2012:

	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)
Outstanding at April 30, 2012	388,168	$10.47	$—	5.4
Granted	—	—
Exercised	—	—
Expired or forfeited	(13,140)	5.71
Outstanding at October 31, 2012	375,028	$10.64	$—	5.1
Exercisable as of October 31, 2012	375,028	$10.64	$—	5.1
Vested and expected to vest as of October 31, 2012	375,028	$10.64	$—	5.1

The Company recognized compensation expense related to stock options of $0.2 million for the six months ended October 31, 2011. There was no compensation expense recognized for options for the six months ended October 31, 2012 and all outstanding options are vested.

Service and Performance-Based Stock Awards

The Company grants stock awards to employees of the Company with service and/or performance conditions, and it also grants stock awards to non-employee directors. Each non-employee director is eligible to receive and is granted fully vested common stock worth $40,000 annually. Performance-based stock awards are granted to executive officers and certain employees in management to align compensation with shareholder interests. Such awards generally vest over time; however, for certain awards, vesting occurs only when certain operating income targets are achieved. The compensation cost of the service-based common stock or restricted stock units are based on their fair value at the grant date and recognized ratably over the service period. The compensation cost of performance-based stock awards is measured based on their fair value at the grant date multiplied by the estimated percentage of performance stock units earned, and recognized ratably over the performance period.

The following table summarizes the service and performance-based stock award activities for employees for the six months ended October 31, 2012:

	Number of Shares	Weighted-Average Grant-date Fair Value
Nonvested at April 30, 2012	1,779,265	$3.25
Granted	736,461	2.84
Vested	(574,248)	3.17
Forfeited	(41,717)	4.05
Nonvested at October 31, 2012	1,899,761	$3.10

For the respective six months ended October 31, 2012 and 2011, the Company recognized compensation expense related to service and performance-based stock awards of $1.3 million and $1.0 million. As of October 31, 2012, total unrecognized compensation cost related to service and performance-based stock awards of $4.9 million is expected to be recognized over a weighted average period of 2.6 years.

Note 7: Basic and Diluted Income per Share

Basic income per share is calculated by dividing income from continuing operations by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated by dividing income from continuing operations by the weighted average number of common shares and potential common shares outstanding during the period. Potential dilutive common shares consist of the incremental common shares issuable upon the exercise of outstanding employee stock options and non-vested restricted stock units as determined under the treasury stock method, except where their inclusion would be antidilutive.

The following table sets forth the computation of basic and diluted income from continuing operations per share:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2012	2011	2012	2011
Income from Continuing Operations	$2,175	$2,731	$4,382	$3,385
Weighted average shares used in computing basic income per share	48,368	47,800	48,203	47,666
Dilutive potential common shares from employee stock options and restricted stock units	536	—	738	—
Weighted average shares used in computing diluted income per share	48,904	47,800	48,941	47,666
Basic and diluted income from continuing operations per share	$0.04	$0.06	$0.09	$0.07

There were 0.4 million and 0.9 million potentially dilutive common shares from employee stock options and restricted stock units which were excluded from the diluted weighted average per share calculation for the respective three and six months ended October 31, 2012 as compared to 0.6 million and 0.6 million antidilutive common shares from employee stock options and restricted stock units for the three and six months ended October 31, 2011 as they were antidilutive.

Note 8: Other Income (Expense), Net

The following table sets forth the detail of Other Income (Expense), net:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2012	2011	2012	2011
Realized Foreign Exchange Gains (Losses), net	$129	$92	$(240)	$347
Unrealized Foreign Exchange Losses, net	(212)	(79)	(112)	(483)
Other	(41)	(6)	(37)	9
Other Income (Expense), net	$(124)	$7	$(389)	$(127)

Note 9: Income Taxes

For the respective three and six months ended October 31, 2012, the Company recorded income tax expense of $1.4 million and $2.8 million compared to income tax expense of $2.1 million and $2.2 million in the comparative prior year periods.
The Company anticipates generating sufficient future taxable income to realize the benefits of its U.S. and certain of its foreign deferred tax assets while continuing to provide a full valuation allowance against its net operating losses and other net deferred tax assets in certain other foreign tax jurisdictions. The Company's valuation allowance was $7.8 million at October 31, 2012 and $7.9 million at April 30, 2012 and is mainly attributable to foreign net operating losses. Most of the foreign losses can be carried forward indefinitely, with certain amounts expiring between fiscal years 2016 and 2020.

As of October 31, 2012, the Company has not made a provision for U.S. or additional foreign withholding taxes for the excess of the financial reporting carrying value over the tax basis of investments in foreign subsidiaries with the exception of its subsidiaries in Taiwan and Switzerland for which it provides deferred taxes.

Note 10: Segment Information

The following table sets forth the revenue and gross margin of operations by reportable segment:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2012	2011	2012	2011
Standard Segment:
Sales	$63,202	$59,188	$125,219	$112,192
Gross Margin	25,341	24,203	49,587	45,850
	40%	41%	40%	41%
Advanced Segment:
Sales	3,836	5,345	8,054	12,371
Gross Margin	79	1,113	626	2,586
	2%	21%	8%	21%
Total:
Sales	$67,038	$64,533	$133,273	$124,563
Gross Margin	$25,420	$25,316	$50,213	$48,436
	38%	39%	38%	39%

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

•	statements regarding the expectations for our new products in the second half of fiscal year 2013 and beyond;

•	statements regarding our ability to mitigate the risk of higher commodity and fuel prices;

•	statements regarding our belief that our channels of distribution are unparalleled in our industry and our ability to effectively manage them;

•
statements regarding our belief that the changes we have made in our Advanced segment, along with growing our revenue base, will enable us to return to higher gross profit margins and meet our customer requirements in this segment;

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

Certain other statements in Management’s Discussion and Analysis are forward-looking as defined in the Private Securities Litigation Reform Act of 1995. Our ability to fully implement our strategies and achieve our objective may be influenced by a variety of factors, many of which are beyond our control. For a detailed discussion of risk factors affecting our business and operations, see Item 1A, Risk Factors in our fiscal year 2012 Form 10-K. We undertake no obligation to update any forward-

looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements should not be relied on as representing our estimates or views as of any subsequent date.

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

As you read this discussion and analysis, refer to our Condensed Consolidated Statements of Operations included in Item 1 - Condensed Consolidated Financial Statements, which presents the results of our operations for the three and six months ended October 31, 2012 and 2011. We analyze and explain the differences between the periods in the specific line items of our Condensed Consolidated Statements of Operations. This discussion and analysis has been organized as follows:

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

Second Quarter 2013 Highlights
During the second quarter of fiscal year 2013:

•	Overall revenues of $67.0 million for the three months ended October 31, 2012 represent a new all-time quarterly high and a 4% increase from $64.5 million in the year-ago quarter;

•	Standard segment revenues also reached an all-time record on a quarterly basis at $63.2 million, a 7% improvement versus the year-ago quarter;

•	Sales from our global spare parts business also set a new quarterly record at $23.0 million, a 13% growth over the year-ago quarter, with strong demand across most of our markets;

•
Quarter-over-quarter, our Standard segment gross margins declined by approximately 100 basis points as a result of product and geographic mix. Our Advanced segment gross profits and margins were lower year-over-year due to a sales discount of $0.7 million to an existing customer that was incurred to facilitate our ability to secure future business, as well as a $0.4 million charge for an order that was not placed as planned;

•	We generated net income of $2.1 million or earnings per share of $0.04 which compares to net income of $2.8 million, or $0.06 per share in the comparative prior period;

•
We had a net cash position, which we define as cash and cash equivalents, less subordinated notes and any other debt, of $5.2 million as of October 31, 2012, which compares to a net cash position of $3.4 million as of April 30, 2012. We believe that future cash flows from operations and our borrowing capacity should provide adequate liquidity to fund our operations, to repay our subordinated notes and fund capital for planned growth.

Looking Ahead
We continue to build significant and sustainable competitive advantages that capitalize on the waterjet category growth opportunities. We believe that we are well positioned to continue growing our business organically over the long-term through product development, unmatched customer access and continued operating leverage. Although other factors will likely impact us, including some that we do not foresee, we believe that our performance for the remainder of fiscal year 2013 and beyond may be affected by the following:

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

•
New Products. We continue to make strategic investments in research and development for existing and new products, and to invest in research and development of advanced and innovative technologies for future application. We believe that delivering innovative and high-value solutions is critical to meeting customer needs and achieving our future growth. We remain positive with regard to our recent global introduction of our Mach 4 and Mach 2 series products and we anticipate stronger contributions from these products.

•
Distribution Channels. We intend to continue expanding our distribution channels to expand our access to potential customers by continued development of both our direct and indirect distribution channels, which we believe are unparalleled in the industry.

•
Operations and Manufacturing. We continue to monitor commodity pricing to proactively mitigate the risk of changing commodity and fuel prices. We intend to continue to pursue opportunities for streamlining of distribution, logistics and manufacturing operations, focus on improving inventory management, optimizing transportation costs, and providing a high level of service to our customers.

•
Advanced Segment. We continue to pursue new contracts and projects within this segment, having recently received new commitments for a significant number of projects, to offset the recent quarterly trends, both in terms of overall revenue and gross profits.  In addition to securing future business, we have added or partnered with external resources with the necessary expertise to augment our internal resources and have also reorganized and upgraded our internal organization within this segment.  We believe that these changes, along with growing our revenue base, will enable us to return to higher gross profit margins and meet our customer requirements.

Management remains focused on creating long-term shareholder value. We believe that Adjusted EBITDA, which we define as net income (loss), as determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”), excluding the effects of income taxes, depreciation, amortization of intangible assets, interest expense, and other non-cash charges, which includes such items as stock-based compensation expense, foreign currency gains or losses, and other allowable add backs pursuant to our Credit Facility Agreement, is a good measure of our core performance in creating this value. The following table reconciles our Adjusted EBITDA for the respective three and six months ended October 31, 2012 and 2011:

Reconciliation of Adjusted EBITDA to Net Income: (in thousands)	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2012	2011	2012	2011
Net Income	$2,110	$2,779	$4,331	$3,490
Add Back:
Depreciation and Amortization	1,413	1,579	2,839	3,151
Income Tax Provision	1,352	2,138	2,829	2,238
Interest Charges	325	309	665	620
Non-Cash Charges (i)	768	558	1,695	1,224
Adjusted EBITDA	$5,968	$7,363	$12,359	$10,723

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

Results of Operations
(Tabular amounts in thousands)

	Three Months Ended					Six Months Ended
	October 31,		Increase (Decrease)			October 31,		Increase (Decrease)
	2012	2011	$	%		2012	2011	$	%
Sales	$67,038	$64,533	$2,505	4%		$133,273	$124,563	$8,710	7%
Gross Margin	25,420	25,316	104	—%		50,213	48,436	1,777	4%
Selling, General, and Administrative Expenses	21,456	20,154	1,302	6%		42,015	42,115	(100)	—%
Operating Income	3,964	5,162	(1,198)	(23)%		8,198	6,321	1,877	30%
Expressed as a % of Sales:
Gross Margin	38%	39%		(100)	bpts	38%	39%		(100)	bpts
Selling, General, and Administrative Expenses	32%	31%		100	bpts	32%	34%		(200)	bpts
Operating Income	6%	8%		(200)	bpts	6%	5%		100	bpts
_____________________
bpts = basis points

Consolidated Sales by Category

	Three Months Ended				Six Months Ended
	October 31,		Increase (Decrease)		October 31,		Increase (Decrease)
	2012	2011	$	%	2012	2011	$	%
Standard System Sales	$40,330	$38,893	$1,437	4%	$80,292	$71,871	$8,421	12%
Advanced System Sales	3,751	5,276	(1,525)	(29)%	7,905	12,262	(4,357)	(36)%
Consumable Parts Sales	22,957	20,364	2,593	13%	45,076	40,430	4,646	11%
	$67,038	$64,533	$2,505	4%	$133,273	$124,563	$8,710	7%

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

This section provides a comparison of sales and gross margin for each of our reportable segments for the respective three and six months ended October 31, 2012 and 2011.

Standard Segment	Three Months Ended					Six Months Ended
	October 31,		Increase (Decrease)			October 31,		Increase (Decrease)
	2012	2011	$	%		2012	2011	$	%
Sales	$63,202	$59,188	$4,014	7%		$125,219	$112,192	$13,027	12%
% of total company sales	94%	92%	NM	200	bpts	94%	90%	NM	400	bpts
Gross Margin	25,341	24,203	1,138	5%		49,587	45,850	3,737	8%
Gross Margin as % of sales	40%	41%	NM	(100)	bpts	40%	41%	NM	(100)	bpts
_____________________
bpts = basis points
NM = not meaningful

For the three and six months ended October 31, 2012:

Sales in our Standard segment increased $4.0 million or 7% , and $13.0 million or 12% over the prior year comparative periods. Excluding the impact of foreign currency changes, sales in the Standard segment increased $5.6 million or 9% for the three months ended October 31, 2012 when compared to the prior year comparative period. The quarter-to-date increase was primarily due to the following:

•	Growth in system sales volume for most of our geographic regions for an aggregate growth of $1.4 million or 4% over the prior year comparative period; and

•
Consumable parts sales for this segment also increased $2.6 million or 13% over the prior year comparative period based on higher system utilization by our customers and increased system sales volumes across most of our primary regions.

Gross margin for the three and six months ended October 31, 2012 amounted to $25.3 million or 40% and $49.6 million or 40% of sales compared to $24.2 million or 41% and $45.9 million and 41% of sales in the prior year comparative periods. Generally, comparison of gross margin rates will vary period over period based on changes in our product sales mix and prices, geographic mix and levels of production volume.

Advanced Segment	Three Months Ended					Six Months Ended
	October 31,		Increase (Decrease)			October 31,		Increase (Decrease)
	2012	2011	$	%		2012	2011	$	%
Sales	$3,836	$5,345	$(1,509)	(28)%		$8,054	$12,371	$(4,317)	(35)%
% of total company sales	6%	8%	NM	(200)	bpts	6%	10%	NM	(400)	bpts
Gross Margin	79	1,113	(1,034)	(93)%		626	2,586	(1,960)	(76)%
Gross Margin as % of sales	2%	21%	NM	(1,900)	bpts	8%	21%	NM	(1,300)	bpts
_____________________
bpts = basis points
NM = not meaningful

Sales in the Advanced segment vary period over period for various reasons, such as the timing of contract awards, timing of project design and manufacturing schedules, the timing of shipments to customers, and installation timing.

For the three and six months ended October 31, 2012, sales in our Advanced segment decreased by $1.5 million or 28% and $4.3 million or 35% over the prior year comparative periods. The decrease in sales was primarily driven by the timing of our Advanced contracts and a sales discount of $0.7 million made to an existing customer to facilitate our ability to secure future business.

Gross margin for the respective three and six months ended October 31, 2012 amounted to $0.1 million or 2% and $0.6 million or 8% of sales as compared to $1.1 million and 21% and $2.6 million and 21% of sales in the prior year comparative periods. Gross margin as a percentage of sales in the Advanced segment was lower for the three months and six months ended October 31, 2012 in part due to the impact of the lower throughput in our manufacturing plant, as a result of the type of projects and the stages of the projects, and a $0.4 million charge for an order that was not placed as planned. Advanced segment gross margins will also vary period over period based on changes in product mix, geographic mix and levels of production.

Selling, General, and Administrative Expenses
	Three Months Ended				Six Months Ended
	October 31,		Increase (Decrease)		October 31,		Increase (Decrease)
	2012	2011	$	%	2012	2011	$	%
Sales and Marketing	$12,719	$12,082	$637	5%	$25,198	$24,778	$420	2%
Research and Engineering	3,007	2,711	296	11%	5,218	5,367	(149)	(3)%
General and Administrative	5,730	5,361	369	7%	11,599	11,970	(371)	(3)%
Total Operating Expenses	$21,456	$20,154	$1,302	6%	$42,015	$42,115	$(100)	—%

Consolidated operating expenses increased for the three months and decreased slightly for the six month periods ended October 31, 2012 compared to the prior year comparative period. The movement for the three months ended October 31, 2012 was primarily driven by increased marketing and related support expense of $0.5 million, and higher relative labor and compensation related expense of $0.6 million. For the six months ended October 31, 2012, total operating expense was in line with the prior year comparative period and included higher marketing and support expense of $0.6 million, offset by the benefit of a reimbursement for certain research and engineering costs of $0.8 million recorded in the first quarter ended July 31, 2012.

Interest Income (Expense), net	Three Months Ended				Six Months Ended
	October 31,		Increase (Decrease)		October 31,		Increase (Decrease)
	2012	2011	$	%	2012	2011	$	%
Interest Income	$12	$9	$3	33%	$67	$49	$18	37%
Interest Expense	(325)	(309)	16	5%	(665)	(620)	45	7%
Net Interest Expense	$(313)	$(300)	$13	4%	$(598)	$(571)	$27	5%

Our net interest expense was $0.3 million and $0.6 million for the respective three and the six months ended October 31, 2012, in line with the prior year comparative periods with net interest expense of $0.3 million and $0.6 million. Our interest expense primarily consists of imputed interest on two subordinated notes that carry a below market interest rate, amortization of deferred debt financing fees and interest charges on the used and unused portion of our Credit Facility as well as outstanding letters of credit.

Other Income (Expense), net	Three Months Ended				Six Months Ended
	October 31,		Increase (Decrease)		October 31,		Increase (Decrease)
	2012	2011	$	%	2012	2011	$	%
Realized Foreign Exchange Gains (Losses), net	$129	$92	$37	40%	$(240)	$347	$(587)	NM
Unrealized Foreign Exchange Losses, net	(212)	(79)	133	NM	(112)	(483)	(371)	(77)%
Other	(41)	(6)	35	NM	(37)	9	(46)	NM
Other Income (Expense), net	$(124)	$7	$(131)	NM	$(389)	$(127)	$262	NM
_____________________
NM = not meaningful

During the three months ended October 31, 2012 net Other Expense was $0.1 million compared to a negligible net Other Income for the three months ended October 31, 2011. For the six months ended October 31, 2012 we recorded net Other Expense of $0.4 million compared to net Other Expense of $0.1 million in the prior year comparative period. In general, changes in this balance result from the fluctuation in realized and unrealized foreign exchange gains and losses on revaluation of third party and intercompany settled and unsettled balances for which payment is anticipated in the foreseeable future.

Income Taxes

Our provision for income taxes for the respective three and six months ended October 31, 2012 and 2011 consisted of:

	Three Months Ended				Six Months Ended
	October 31,		Increase (Decrease)		October 31,		Increase (Decrease)
	2012	2011	$	%	2012	2011	$	%
Current Tax Expense	$65	$890	$(825)	(93)%	$517	$947	$(430)	(45)%
Deferred Tax Expense	1,287	1,248	39	3%	2,312	1,291	1,021	79%
Total Tax Expense	$1,352	$2,138	$(786)	(37)%	$2,829	$2,238	$591	26%

For the respective three and six months ended October 31, 2012, we recorded income tax expense of $1.4 million and $2.8 million compared to income tax expense of $2.1 million and $2.2 million in the same period last year.

We anticipate generating sufficient future taxable income to realize the benefits of our U.S. and certain of our foreign deferred tax assets while continuing to provide a full valuation allowance against our net operating losses and other net deferred tax assets in certain other foreign tax jurisdictions. Our valuation allowance was $7.8 million at October 31, 2012 and $7.9 million at April 30, 2012 and is mainly attributable to foreign net operating losses. Most of the foreign losses can be carried forward indefinitely, with certain amounts expiring between fiscal years 2016 and 2020.

As of October 31, 2012, we have not made a provision for U.S. or additional foreign withholding taxes for the excess of the financial reporting carrying value over the tax basis of investments in foreign subsidiaries with the exception of our subsidiaries in Taiwan and Switzerland for which we provide deferred taxes.

Liquidity and Capital Resources
Sources of Cash
Historically, our most significant sources of financing have been funds generated by operating activities, available cash and cash equivalents and available lines of credit. From time to time, we have raised funds through the sale of common stock.
Cash from Operating Activities
Cash generated by operating activities was $5.4 million and $6.0 million for the six months ended October 31, 2012 and October 31, 2011, respectively. The change in cash from operations versus the prior year comparative period was driven by comparatively stronger earnings for the six months ended October 31, 2012, and offset by the timing of inventory purchases, customer billings, and receipt of customer deposits.
Available Cash and Cash Equivalents
At October 31, 2012, we had total cash and cash equivalents of $15.3 million, of which $9.3 million was held by our foreign subsidiaries. To the extent that our cash needs in the U.S. exceed our cash reserves and availability under our Credit Facility Agreement, we may repatriate cash from certain of our foreign subsidiaries; however, this is not our current intent and could be limited by our ability to repatriate such cash in a tax efficient manner. We believe that our existing cash and cash equivalents as of October 31, 2012, anticipated funds generated from our operations, and financing available under our existing credit facilities will be sufficient to fund our operations for at least the next twelve months and repay our subordinated notes due in August 2013. However, in the event that there are changes in our expectations or circumstances, we may need to raise additional funds through public or private debt or sale of equity to fund our operations. Cash balances which are not available for general corporate purposes are classified as restricted cash and are primarily related to cash which collateralizes commercial letters of credit.
Credit Facilities
We have a $25.0 million Credit Facility agreement which will mature March 2, 2014. Under the terms of the Credit Facility in effect as of October 31, 2012, we are required to maintain a maximum consolidated leverage ratio of 2.75x, and a minimum fixed charge coverage ratio of 1.75x. The terms of the Credit Facility define the leverage ratio as the ratio of consolidated indebtedness, excluding our outstanding subordinated notes, to consolidated adjusted Earnings Before Interest, Taxes, Depreciation and Amortization and other non-cash charges, which includes such items as stock-based compensation expense, foreign currency gains or losses, and other allowable add backs pursuant to our Credit Facility Agreement ("Adjusted EBITDA") for the most recent four fiscal quarters. The Fixed Charge Coverage Ratio is defined as the ratio of Adjusted EBITDA, less cash payments for income taxes and maintenance capital expenditures, during the most recent four fiscal quarters to the sum of certain interest charges during the most recent four quarters and scheduled debt repayments in the next four quarters.

The financial covenants are measured on a quarterly basis. Our leverage ratio and fixed charge coverage ratio were 0.56 and 46.4, respectively, as of the fiscal quarter ended October 31, 2012. Our calculations of these financial ratios are reported in Exhibit No. 99.1 of this Quarterly Report on Form 10-Q. A violation of any of the covenants above would result in an event of default and accelerate the repayment of all unpaid principal and interest and the termination of any letters of credit. All of our domestic assets and certain interests in some foreign subsidiaries are pledged as collateral under the three-year Credit Facility Agreement. In addition, the terms of the Credit Facility limit our ability to pay dividends. We were in compliance with all our financial covenants as of October 31, 2012.

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

We expect to be in compliance with our covenants pursuant to the Credit Facility Agreement for at least the next twelve months. However, in the event that there is a possibility of default, we may institute cost reductions; raise additional funds through public or private debt or sale of equity; possibly seek amendments to our Credit Facility Agreement or a combination of these items.

There were no outstanding borrowings on our Credit Facility as of October 31, 2012. Consequently, we had $20.4 million available under this Credit Facility, net of $4.6 million in outstanding letters of credit.

We have an unsecured credit facility in Taiwan and there was no outstanding balances under the credit facility as of October 31, 2012. The unsecured commitment for the Taiwan credit facility totaled $1.4 million at October 31, 2012, bearing interest at 2.5% per annum.

Subordinated Notes
We have subordinated notes with a principal value of $10.0 million, accruing interest at 2% annually, for an aggregate amount due of $10.8 million in August 2013. We expect to pay the subordinated notes, and related interest, using cash generated from our operations or from our existing credit facilities.
Uses of Cash
Capital Expenditures
Our capital spending plans currently provide for outlays ranging from approximately $6 million to $8 million over the next twelve months, primarily related to investments in machinery and equipment to support manufacturing, the continued implementation of our ERP system and other information technology related projects, as well as patent and trademark maintenance. It is expected that funds necessary for these expenditures will be generated internally or from available financing. To the extent that sufficient funds cannot be generated through operations or we are unable to obtain financing on reasonable terms, we may reduce our capital expenditures accordingly. Our capital spending for the six months ended October 31, 2012 and 2011 was $3.8 million and $2.4 million, respectively.
Repayment of Debt
Our debt primarily consists of our subordinated notes and outstanding borrowings on our Credit Facility. We did not have any borrowings outstanding on our Credit Facility as of October 31, 2012 or April 30, 2012. The subordinated notes, aggregating to $10.8 million of principal and interest are due August 2013. In prior periods we have had balances outstanding, and therefore had net borrowings or repayments in a particular prior year comparative period.
Off-Balance Sheet Arrangements
 We had letter-of-credit agreements totaling $4.6 million as of October 31, 2012 and April 30, 2012, respectively. These letter-of-credit agreements relate to performance on contracts with our customers and vendors.
Contractual Obligations
During the six months ended October 31, 2012, there were no material changes outside the ordinary course of business in our contractual obligations and minimum commercial commitments as reported in our Annual Report on Form 10-K for the fiscal year ended April 30, 2012.
Critical Accounting Estimates and Judgments
There are no material changes in our critical accounting estimates as disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2012.

Recently Issued Accounting Pronouncements

Not applicable

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have not been any material changes in our market risk during the six months ended October 31, 2012. For additional information, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations as presented in our Annual Report on Form 10-K for the fiscal year ended April 30, 2012.

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

In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in our internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 5 of the Condensed Consolidated Financial Statements found in Item 1 of Part I of this quarterly report on Form 10-Q for a discussion of the Company’s legal proceedings.

Item 1A. Risk Factors

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the “Risk Factors” sections of our Annual Report on Form 10-K for the fiscal year ended April 30, 2012, filed by us with the United States Securities and Exchange Commission on June 28, 2012, and our Quarterly Report on Form 10-Q for the quarter ended July 31, 2012 (the "Form 10-Q"), filed by us with the United States Securities and Exchange Commission on August 30, 2012. Other than the risk factor disclosed in the Form 10-Q, there have been no material changes in the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended April 30, 2012.

Items 2, 3, 4, and 5 are None or Not Applicable and have been omitted.

Item 6. Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Debt Covenant Compliance as of October 31, 2012
101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Taxonomy Extension Label Linkbase Document
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

FLOW INTERNATIONAL CORPORATION

Date:	December 10, 2012	/s/ Charles M. Brown
Charles M. Brown
President and Chief Executive Officer (Principal Executive Officer)

Date:	December 10, 2012	/s/ Allen M. Hsieh
Allen M. Hsieh
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)