Form 10-Q
period 2013-01-31
FLOW INTERNATIONAL CORP
filed 2013-03-12
CIK 713002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2013
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
The registrant had 48,423,308 shares of Common Stock, $0.01 par value per share, outstanding as of February 26, 2013.

FLOW INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par values)
(Unaudited)

	January 31, 2013	April 30, 2012
ASSETS
Current Assets:
Cash and Cash Equivalents	$12,539	$12,942
Restricted Cash	78	1,435
Receivables, net	52,935	46,830
Inventories	40,138	40,069
Other Current Assets	18,023	14,269
Total Current Assets	123,713	115,545
Property and Equipment, net	17,949	17,488
Intangible Assets, net	5,067	4,936
Deferred Income Taxes, net	17,737	23,304
Other Long-Term Assets	5,589	5,793
Total Assets	$170,055	$167,066

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Subordinated Notes	$10,305	$—
Accounts Payable	19,057	22,577
Accrued Payroll and Related Liabilities	6,563	7,774
Taxes Payable and Other Accrued Taxes	2,386	3,735
Deferred Revenue and Customer Deposits	10,871	13,910
Other Accrued Liabilities	14,325	11,104
Total Current Liabilities	63,507	59,100
Deferred Income Taxes	5,963	5,777
Subordinated Notes	—	9,587
Other Long-Term Liabilities	1,651	1,554
Total Liabilities	71,121	76,018

Commitments and Contingencies
Shareholders’ Equity:
Series A 8% Convertible Preferred Stock, $.01 par value, 1,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $.01 par value, 84,000 shares authorized; 48,413 and 47,891 shares issued and outstanding	481	474
Capital in Excess of Par	166,388	164,882
Accumulated Deficit	(62,730)	(69,672)
Accumulated Other Comprehensive Loss:
Defined Benefit Plan Obligation, net of income tax	(81)	(81)
Cumulative Translation Adjustment, net of income tax	(5,124)	(4,555)
Total Shareholders’ Equity	98,934	91,048
Total Liabilities and Shareholders’ Equity	$170,055	$167,066
See Accompanying Notes to Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2013	2012	2013	2012
Sales	$67,658	$65,808	$200,931	$190,371
Cost of Sales	41,005	39,737	124,065	115,864
Gross Margin	26,653	26,071	76,866	74,507
Operating Expenses:
Sales and Marketing	12,837	12,028	38,035	36,806
Research and Engineering	3,213	2,712	8,431	8,079
General and Administrative	5,818	5,342	17,417	17,312
Total Operating Expenses	21,868	20,082	63,883	62,197
Operating Income	4,785	5,989	12,983	12,310
Interest Income	10	12	77	61
Interest Expense	(297)	(317)	(962)	(937)
Other Expense, net	(252)	(384)	(641)	(511)
Income Before Income Taxes	4,246	5,300	11,457	10,923
Provision for Income Taxes	(1,551)	(2,041)	(4,380)	(4,279)
Income from Continuing Operations	2,695	3,259	7,077	6,644
Income (Loss) from Discontinued Operations, net of Income Tax	(84)	57	(135)	162
Net Income	$2,611	$3,316	$6,942	$6,806

Basic Earnings Per Share:
Continuing Operations	$0.06	$0.07	$0.15	$0.14
Discontinued Operations	(0.01)	—	(0.01)	—
Net Income	$0.05	$0.07	$0.14	$0.14

Diluted Earnings Per Share:
Continuing Operations	$0.05	$0.07	$0.14	$0.14
Discontinued Operations	—	—	—	—
Net Income	$0.05	$0.07	$0.14	$0.14

Weighted Average Shares Used in Computing Basic and Diluted Income Per Share:
Basic	48,413	47,857	48,273	47,730
Diluted	49,141	47,857	49,053	47,730
See Accompanying Notes to Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2013	2012	2013	2012
Net Income	$2,611	$3,316	$6,942	$6,806
Other Comprehensive Income (Loss):
Cumulative Translation Adjustment, net of tax	201	(326)	(569)	(1,203)
Total Comprehensive Income	$2,812	$2,990	$6,373	$5,603

See Accompanying Notes to Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended
	January 31,
	2013	2012
Cash Flows from Operating Activities:
Net Income	$6,942	$6,806
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	4,385	4,723
Deferred Income Taxes	3,981	2,437
Provision for Slow Moving and Obsolete Inventory	184	391
Bad Debt Expense	253	389
Warranty Expense	4,389	3,043
Incentive Stock Compensation Expense	1,976	1,783
Unrealized Foreign Exchange Currency Losses	332	367
Indemnification Charge	120	(162)
Interest Accretion on Subordinated Notes	718	639
Other	41	37
Changes in Operating Assets and Liabilities:
Receivables	(7,067)	(1,883)
Inventories	(1,500)	(7,129)
Other Operating Assets	(1,400)	(944)
Accounts Payable	(2,835)	(738)
Accrued Payroll and Related Liabilities	(1,401)	(733)
Deferred Revenue and Customer Deposits	(2,931)	1,328
Other Operating Liabilities	(3,106)	(1,062)
Net Cash Provided by Operating Activities	3,081	9,292
Cash Flows from Investing Activities:
Expenditures for Property and Equipment	(4,378)	(2,849)
Expenditures for Intangible Assets	(558)	(497)
Proceeds from Sale of Property and Equipment	223	36
Restricted Cash	1,317	502
Net Cash Used in Investing Activities	(3,396)	(2,808)
Cash Flows from Financing Activities:
Borrowings Under Credit Facility	37,990	45,750
Repayments Under Credit Facility	(37,990)	(51,250)
Borrowings (Repayments) Under Other Financing Arrangements	(2)	27
Net Cash Used in Financing Activities	(2)	(5,473)
Effect of Changes in Exchange Rates	(86)	78
Net Change in Cash And Cash Equivalents	(403)	1,089
Cash and Cash Equivalents, Beginning of Period	12,942	9,096
Cash and Cash Equivalents, End of Period	$12,539	$10,185
Supplemental Disclosures of Cash Flow Information:
Cash Paid during the Period for:
Interest	$159	$261
Income Taxes	2,055	588
Supplemental Disclosures of Noncash Investing Activities:
Accounts Payable Incurred to Acquire Property and Equipment and Intangible Assets	$457	$338

See Accompanying Notes to Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

					Accumulated Other Comprehensive Loss
	Common Stock		Capital In Excess of Par			Total Shareholders' Equity
	Shares	Par Value		Accumulated Deficit
Balances, April 30, 2011	47,378	$469	$161,741	$(79,121)	$(3,635)	$79,454
Net Income				6,806		6,806
Other Comprehensive Loss, net of tax					(1,203)	(1,203)
Stock Compensation	481	5	1,532			1,537
Balances, January 31, 2012	47,859	$474	$163,273	$(72,315)	$(4,838)	$86,594

Balances, April 30, 2012	47,891	$474	$164,882	$(69,672)	$(4,636)	$91,048
Net Income				6,942		6,942
Other Comprehensive Loss, net of tax					(569)	(569)
Stock Compensation	522	7	1,506			1,513
Balances, January 31, 2013	48,413	$481	$166,388	$(62,730)	$(5,205)	$98,934
See Accompanying Notes to Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All tabular dollar amounts in thousands, except per share amounts)
(Unaudited)

Note 1: Basis of Presentation
In the opinion of the management of Flow International Corporation (the “Company”), the accompanying unaudited condensed consolidated financial statements (“financial statements”) are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) for interim financial information and rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which in the opinion of management are necessary to fairly state the financial position, results of operations and cash flows for the interim periods presented. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2012.
The preparation of these interim condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company’s financial statements. Operating results for the three and nine months ended January 31, 2013 may not be indicative of future results.

Fair Value of Financial Instruments

The carrying value of the Company’s current assets and liabilities approximate fair values due to the short-term maturity of these assets and liabilities. Nonfinancial assets and liabilities measured on a nonrecurring basis that are included in the Company’s Condensed Consolidated Balance Sheets consist of long-lived assets and a cost-method investment. Such nonfinancial assets are measured at fair value when impairment indicators exist. Due to significant unobservable inputs, the fair value measures used to evaluate impairment and to calculate a prevailing market interest rate are Level 3 inputs. There were no impairments identified for the three and nine months ended January 31, 2013.

Note 2: Receivables, Net
Net receivables consisted of the following:

	January 31, 2013	April 30, 2012
Trade Accounts Receivable	$39,957	$36,802
Unbilled Revenues	13,987	11,152
	53,944	47,954
Less: Allowance for Doubtful Accounts	(1,009)	(1,124)
Receivables, net	$52,935	$46,830
Unbilled revenues do not contain any amounts which are expected to be collected after one year.

Note 3: Inventories

Inventories consisted of the following:

	January 31, 2013	April 30, 2012
Raw Materials and Parts	$26,258	$26,247
Work in Process	2,706	3,313
Finished Goods	11,174	10,509
Inventories	$40,138	$40,069

Note 4: Debt

Subordinated Notes

The Company issued subordinated notes in fiscal year 2010 with a principal value of $10.0 million and a 2% annual interest rate. The notes were originally recorded at a discount as the stated interest rate was below the Company's incremental borrowing rate, and the discount is being amortized to interest expense through maturity of the notes. The principal balance and accrued interest on the notes will aggregate to $10.8 million when due in August 2013. As of January 31, 2013, the Company's subordinated notes and related interest of $10.3 million are classified as current.

Credit Facility

The Company has a $25.0 million Credit Facility that matures March 2, 2014. Under the terms of the Credit Facility in effect as of January 31, 2013, the Company was required to maintain a maximum consolidated leverage ratio of 2.75x, and a minimum fixed charge coverage ratio of 1.75x. The terms of the Credit Facility define the leverage ratio as the ratio of consolidated indebtedness, excluding its outstanding subordinated notes, to consolidated adjusted Earnings Before Interest, Taxes, Depreciation and Amortization and other non-cash charges, which includes such items as stock-based compensation expense, foreign currency gains or losses, and other allowable add backs pursuant to our Credit Facility Agreement ("Adjusted EBITDA") for the most recent four fiscal quarters. The Fixed Charge Coverage Ratio is defined as the ratio of Adjusted EBITDA, less cash payments for income taxes and maintenance capital expenditures, during the most recent four fiscal quarters to the sum of certain interest charges during the most recent four quarters and scheduled debt repayments in the next four quarters.

The financial covenants are measured on a quarterly basis. The Company's leverage ratio and fixed charge coverage ratio were 0.74 and 30.3, respectively as of the fiscal quarter ended January 31, 2013. The Company's calculations of these financial ratios are reported in Exhibit No. 99.1 of this quarterly report on Form 10-Q. A violation of any of the Credit Facility covenants would result in an event of default and accelerate the repayment of all unpaid principal and interest and the termination of any letters of credit. The Company was in compliance with all of its financial covenants as of January 31, 2013. All of the Company's domestic assets and certain interests in some foreign subsidiaries are pledged as collateral under the three-year Credit Facility Agreement. In addition, the terms of the Credit Facility limit the Company's ability to pay dividends.

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

There were no outstanding borrowings on the Company's Credit Facility as of January 31, 2013. Consequently, the Company had $16.9 million available under this Credit Facility, net of $8.1 million in outstanding letters of credit.

Revolving Credit Facility

The Company also maintains an unsecured credit facility in Taiwan for a total commitment of $1.4 million at January 31, 2013, bearing interest at 2.5%. There were no outstanding balances under the Company's unsecured Taiwan credit facility as of January 31, 2013.

Note 5: Commitments and Contingencies
Warranty Obligations
The Company believes that its warranty accrual as of January 31, 2013, which is included in the Other Accrued Liabilities line item in the Condensed Consolidated Balance Sheets, is sufficient to cover expected warranty costs. The following table presents the Company's warranty obligation activity:

	Nine Months Ended
	January 31,
	2013	2012
Beginning Balance	$3,013	$2,804
Increase in warranty liability on fiscal year sales	4,389	3,043
Reduction in warranty liability for claims in fiscal year	(3,731)	(2,884)
Ending Balance	$3,671	$2,963

Legal Proceedings

At any time, the Company may be involved in legal proceedings arising in the normal course of conducting business. The Company's policy is to routinely assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is based on historical experience and an analysis of each known issue. The Company records reserves related to legal matters for which it is probable that a loss has been incurred and the range of such loss can be estimated. With respect to other matters, management has concluded that a loss is only reasonably possible or remote, or a range of loss cannot be estimated, and, therefore, no liability is recorded. Management discloses the facts regarding material matters assessed as reasonably possible, and the exposure if determinable. Costs incurred defending claims are expensed as incurred. Other than those described below, the Company does not believe that the resolution of any such matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

In litigation arising out of a June 2002 incident at a Crucible Metals (“Crucible”) facility, the Company's excess insurance carrier is contesting its obligation to provide coverage for property damage. The suits over insurance coverage, Flow Autoclave Systems, Inc., Flow Pressure Systems, ABB Pressure Systems, Avure Technologies AB and Avure Technologies, Inc. v. Lumbermens Mutual Casualty and Kemper Insurance Co., and Lumbermens Mutual Casualty Company v. Flow International Corporation, Flow Autoclave Systems, Inc., Flow Pressure Systems, ABB Pressure Systems, Avure Technologies AB and Avure Technologies, Inc., were originally filed in Supreme Court of the State of New York, County of Onondaga, Index No. 2005-2126 in 2005, and sought a declaratory judgment of the rights of the parties under the insurance policy issued by the carrier. The carrier, Lumbermens Mutual Casualty Company, has settled the claims relating to this incident for a total of approximately $3.4 million and is now seeking a declaratory judgment that it was not obligated to pay the claim. The suit, Lumbermens Mutual Casualty Company v. Flow International Corporation et al, was filed in United States District Court for the Northern District of New York on August 13, 2008, case number 08-CV-865. The trial has been postponed and no trial date is set. The Company is vigorously contesting the carrier's claim; however, the ultimate outcome or likelihood of this specific claim cannot be determined at this time and an unfavorable outcome ranging from $0 to $3.4 million is reasonably possible. The result of any outcome would be reported as discontinued operations in the Company's Condensed Consolidated Statements of Operations.

Other Claims or Assessments

In fiscal year 2009, the Company was notified by the purchaser of its Avure business (reported as a discontinued operation for the year ended April 30, 2006), that the Swedish Tax Authority was conducting an audit which included periods when the Company had owned the business. In the sale agreements, the Company made commitments to indemnify the purchaser for certain claims, including tax matters relating to the periods when it owned the business. The Swedish tax authority concluded its audit and issued a final report in November 2009 initially asserting that Avure owes 19.5 million Swedish Krona, approximately $2.8 million at the initial date of assessment, in additional taxes, penalties and fines. In April 2010, the Company, on behalf of Avure, filed an appeal to contest the Swedish tax authority's assertion. Since the filing of the Company's appeal, there has been a hearing before the Swedish district court regarding our appeal. In August 2012, the Company received notice that the Swedish district court issued a ruling in favor of the Swedish tax authority. The Company continues to contest the findings and filed an appeal with the Administrative Court of Stockholm in September 2012. A charge was recorded in the first quarter of fiscal year 2010 related to the periods when the Company owned Avure. This charge was accounted for as an adjustment to the loss on the disposal of the Avure business and was reported as a charge to discontinued operations in the Company's Condensed Consolidated Statements of Operations. As of January 31, 2013, the Company has accrued $1.3 million related to the Avure matter. The balance of the accrued liability will fluctuate period over period with changes in foreign currency rates until such time as the matter is ultimately resolved.

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

Stock Options

The following table summarizes stock option activities for the nine months ended January 31, 2013:

	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)
Outstanding at April 30, 2012	388,168	$10.47	$—	5.4
Granted	—	—
Exercised	—	—
Expired or forfeited	(13,140)	5.71
Outstanding at January 31, 2013	375,028	$10.64	$—	4.8
Exercisable as of January 31, 2013	375,028	$10.64	$—	4.8
Vested and expected to vest as of January 31, 2013	375,028	$10.64	$—	4.8

The Company recognized compensation expense related to stock options of $0.2 million for the nine months ended January 31, 2012. There was no compensation expense recognized for options for the nine months ended January 31, 2013 and all outstanding options are vested.

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

The following table summarizes the service and performance-based stock award activities for employees for the nine months ended January 31, 2013:

	Number of Shares	Weighted-Average Grant-date Fair Value
Nonvested at April 30, 2012	1,779,265	$3.25
Granted	736,461	2.84
Vested	(574,248)	3.17
Forfeited	(41,717)	4.05
Nonvested at January 31, 2013	1,899,761	$3.10

For the respective nine months ended January 31, 2013 and 2012, the Company recognized compensation expense related to service and performance-based stock awards of $2.0 million and $1.5 million. As of January 31, 2013, total unrecognized compensation cost related to service and performance-based stock awards of $4.4 million is expected to be recognized over a weighted average period of 2.5 years.

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

The following table sets forth the computation of basic and diluted income from continuing operations per share:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2013	2012	2013	2012
Income from Continuing Operations	$2,695	$3,259	$7,077	$6,644
Weighted average shares used in computing basic income per share	48,413	47,857	48,273	47,730
Dilutive potential common shares from employee stock options and restricted stock units	728	—	780	—
Weighted average shares used in computing diluted income per share	49,141	47,857	49,053	47,730
Basic income from continuing operations per share	$0.06	$0.07	$0.15	$0.14
Diluted income from continuing operations per share	$0.05	$0.07	$0.14	$0.14

There were 0.4 million and 0.9 million potentially dilutive common shares from employee stock options and restricted stock units which were excluded from the diluted weighted average per share calculation for the respective three and nine months ended January 31, 2013 as compared to 0.5 million and 0.5 million antidilutive common shares from employee stock options and restricted stock units for the three and nine months ended January 31, 2012 as they were antidilutive.

Note 8: Other Expense, Net

The following table sets forth the detail of Other Expense, net:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2013	2012	2013	2012
Realized Foreign Exchange Gains (Losses), net	$24	$(456)	$(216)	$(109)
Unrealized Foreign Exchange Gains (Losses), net	(220)	116	(332)	(367)
Other	(56)	(44)	(93)	(35)
Other Expense, net	$(252)	$(384)	$(641)	$(511)

Note 9: Income Taxes

For the respective three and nine months ended January 31, 2013, the Company recorded income tax expense of $1.6 million and $4.4 million compared to income tax expense of $2.0 million and $4.3 million in the comparative prior year periods.
The Company anticipates generating sufficient future taxable income to realize the benefits of its U.S. and certain of its foreign deferred tax assets while continuing to provide a full valuation allowance against its net operating losses and other net deferred tax assets in certain other foreign tax jurisdictions. The Company's valuation allowance was $7.6 million at January 31, 2013 and $7.9 million at April 30, 2012 and is mainly attributable to foreign net operating losses. Most of the foreign losses can be carried forward indefinitely, with certain amounts expiring between fiscal years 2016 and 2020.

As of January 31, 2013, the Company has not made a provision for U.S. or additional foreign withholding taxes for the excess of the financial reporting carrying value over the tax basis of investments in foreign subsidiaries with the exception of its subsidiaries in Taiwan and Switzerland for which it provides deferred taxes.

Note 10: Segment Information

The following table sets forth the revenue and gross margin of operations by reportable segment:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2013	2012	2013	2012
Standard Segment:
Sales	$62,579	$59,076	$187,798	$171,267
Gross Margin	25,082	24,244	74,669	70,093
	40%	41%	40%	41%
Advanced Segment:
Sales	5,079	6,732	13,133	19,104
Gross Margin	1,571	1,827	2,197	4,414
	31%	27%	17%	23%
Total:
Sales	$67,658	$65,808	$200,931	$190,371
Gross Margin	$26,653	$26,071	$76,866	$74,507
	39%	40%	38%	39%

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

•	statements regarding the financial expectations for our new products;

•	statements regarding our ability to mitigate the risk of higher commodity and fuel prices;

•	statements regarding our belief that our channels of distribution are unparalleled in our industry and our ability to effectively manage them;

•
statements regarding our belief that the changes we have made in our Advanced segment, along with growing our revenue base, will enable us to maintain gross profit margins in a normal range of 25% plus or minus a few points, as well as meeting our customer requirements in this segment;

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

•	statements regarding our ability to fund future capital spending through cash from operations and/or from external financing;

•	statements regarding our ability to repay our subordinated notes;

•	statements regarding our ability to meet our debt covenants in future periods;

•	statements regarding anticipated results of potential or actual litigation; and

•	statements regarding the realizability of our deferred tax assets and our expectation that our unrecognized tax benefits will not change significantly within the next twelve months.

Certain other statements in Management’s Discussion and Analysis are forward-looking as defined in the Private Securities Litigation Reform Act of 1995. Our ability to fully implement our strategies and achieve our objective may be influenced by a variety of factors, many of which are beyond our control. For a detailed discussion of risk factors affecting our business and operations, see Item 1A, Risk Factors in our fiscal year 2012 Form 10-K, and Item 1A, Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended July 31, 2012, filed by us with the United States Securities and Exchange Commission on

August 30, 2012. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements should not be relied on as representing our estimates or views as of any subsequent date.

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

As you read this discussion and analysis, refer to our Condensed Consolidated Statements of Operations included in Item 1 - Condensed Consolidated Financial Statements, which presents the results of our operations for the three and nine months ended January 31, 2013 and 2012. We analyze and explain the differences between the periods in the specific line items of our Condensed Consolidated Statements of Operations. This discussion and analysis has been organized as follows:

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

Third Quarter 2013 Highlights
During the third quarter of fiscal year 2013:

•
Overall revenues of $67.7 million for the three months ended January 31, 2013 represent another all-time quarterly high and a 3% increase from $65.8 million in the year-ago quarter. We have recorded sequential quarterly revenue growth in nine of the past ten quarters;

•
We continue to experience strong demand for consumable parts across most of our geographic markets with sales up 9% to $20.7 million over the year-ago quarter. For the quarter, our global spare parts business was lower as anticipated from the all-time high reported in the second quarter of fiscal year 2013 due to the impact of fewer selling days in the quarter;

•
Standard segment gross margins of 40% decreased moderately quarter-over-quarter and will vary period to period as a result of product and geographic mix. Our Advanced segment gross margins increased by 400 basis points to 31% compared to the year-ago quarter based on project mix;

•
We generated income from continuing operations of $2.7 million or earnings per share of $0.06 which compares to income from continuing operations of $3.3 million, or $0.07 per share in the comparative prior period;

•
Our consolidated adjusted earnings before interest, tax and depreciation (“Adjusted EBITDA”) was $6.9 million as compared to $8.1 million in the year-ago quarter. A reconciliation of Adjusted EBITDA to net income, which is the GAAP financial measure that is most directly comparable to our non-GAAP financial measure, is provided herein; and

•
We had a net cash position, which we define as cash and cash equivalents, less subordinated notes and any other debt, of $2.2 million as of January 31, 2013, which compares to a net cash position of $3.4 million as of April 30,

2012. We believe that future cash flows from operations and our borrowing capacity should provide adequate liquidity to fund our operations, to repay our subordinated notes and fund capital for planned growth.

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

•
New Products. We continue to make strategic investments in research and development for existing and new products, and to invest in research and development of advanced and innovative technologies for future application. We believe that delivering innovative and high-value solutions is critical to meeting customer needs and achieving our future growth. We remain positive with regard to our global introduction of our Mach 4 and Mach 2 series products and we anticipate stronger contributions from these products in the future.

•
Distribution Channels. We continue expanding both our direct and indirect distribution channels for broader geographic access to potential customers. We believe our current global network of sales agents and distributors are unparalleled in the industry.

•
Operations and Manufacturing. We continue to monitor commodity pricing to proactively mitigate the risk of changing commodity and fuel prices. We continue to pursue opportunities for streamlining our distribution, logistics and manufacturing operations, focus on improving inventory management, optimizing transportation costs, and providing a high level of service to our customers.

•
Advanced Segment. We continue to pursue new contracts and projects within this segment. Recently, new commitments for significant projects have been received and we continue to receive interest as companies expand production capabilities to include waterjets. In addition to securing future business, we have partnered with external resources with incremental capabilities to augment our internal resources. We believe that these changes, along with growing our revenue base, will enable us to maintain gross profit margins in a normal range of 25% plus or minus a few points, as well as meet our customer requirements.

Management remains focused on creating long-term shareholder value. We believe that Adjusted EBITDA, which we define as net income (loss), as determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”), excluding the effects of income taxes, depreciation, amortization of intangible assets, interest expense, and other non-cash charges, which includes such items as stock-based compensation expense, foreign currency gains or losses, and other allowable add backs pursuant to our Credit Facility Agreement, is a good measure of our core performance in creating this value. The following table reconciles our Adjusted EBITDA for the respective three and nine months ended January 31, 2013 and 2012:

Reconciliation of Adjusted EBITDA to Net Income: (in thousands)	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2013	2012	2013	2012
Net Income	$2,611	$3,316	$6,942	$6,806
Add Back:
Depreciation and Amortization	1,546	1,572	4,385	4,723
Income Tax Provision	1,551	2,041	4,380	4,279
Interest Charges	297	317	962	937
Non-Cash Charges (i)	942	868	2,637	2,092
Adjusted EBITDA	$6,947	$8,114	$19,306	$18,837

(i)	Represents allowable add backs pursuant to Credit Facility Agreement.

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

Product and Project Mix
Our profit margins vary in relation to the relative product and project mix, including the market segments that we serve, the type of product we sell, the geographic location in which the product is sold, the end market for which the product is designed, and the relative percentage of total revenue represented by our Standard systems, Advanced systems, and aftermarket sales.

Investments in Business
We believe that continued investment in lead generation, product enhancements, new product development and in our employees is critical to achieving our strategic objectives. Comparable period-over-period operating expenses will differ depending on the timing and magnitude of these investments. We expect that we will be able to leverage our overall operating expenses in future periods as our business continues to grow.

Currency Translation
The volatility in the global economic environment continues to result in significant volatility in the global currency markets. Since the majority of our international operations are conducted in currencies other than the U.S. dollar, currency fluctuations can have a significant impact on the translation of our international revenues and earnings into U.S. dollar amounts. During fiscal year 2013, the U.S. dollar has strengthened against the average exchange rates for these currencies versus the comparable prior year period, negatively impacting the translation of our international revenues and earnings during the current fiscal year.

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

Results of Operations
(Tabular amounts in thousands)

	Three Months Ended					Nine Months Ended
	January 31,		Increase (Decrease)			January 31,		Increase (Decrease)
	2013	2012	$	%		2013	2012	$	%
Sales	$67,658	$65,808	$1,850	3%		$200,931	$190,371	$10,560	6%
Gross Margin	26,653	26,071	582	2%		76,866	74,507	2,359	3%
Selling, General, and Administrative Expenses	21,868	20,082	1,786	9%		63,883	62,197	1,686	3%
Operating Income	4,785	5,989	(1,204)	(20)%		12,983	12,310	673	5%
Expressed as a % of Sales:
Gross Margin	39%	40%		(100)	bpts	38%	39%		(100)	bpts
Selling, General, and Administrative Expenses	32%	31%		100	bpts	32%	33%		(100)	bpts
Operating Income	7%	9%		(200)	bpts	6%	6%		—	bpts
_____________________
bpts = basis points

Consolidated Sales by Category

	Three Months Ended				Nine Months Ended
	January 31,		Increase (Decrease)		January 31,		Increase (Decrease)
	2013	2012	$	%	2013	2012	$	%
Standard System Sales	$41,859	$40,071	$1,788	4%	$122,151	$111,942	$10,209	9%
Advanced System Sales	5,065	6,709	(1,644)	(25)%	12,970	18,971	(6,001)	(32)%
Consumable Parts Sales	20,734	19,028	1,706	9%	65,810	59,458	6,352	11%
	$67,658	$65,808	$1,850	3%	$200,931	$190,371	$10,560	6%

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

This section provides a comparison of sales and gross margin for each of our reportable segments for the respective three and nine months ended January 31, 2013 and 2012.

Standard Segment	Three Months Ended					Nine Months Ended
	January 31,		Increase (Decrease)			January 31,		Increase (Decrease)
	2013	2012	$	%		2013	2012	$	%
Sales	$62,579	$59,076	$3,503	6%		$187,798	$171,267	$16,531	10%
% of total company sales	92%	90%	NM	200	bpts	93%	90%	NM	300	bpts
Gross Margin	25,082	24,244	838	3%		74,669	70,093	4,576	7%
Gross Margin as % of sales	40%	41%	NM	(100)	bpts	40%	41%	NM	(100)	bpts
_____________________
bpts = basis points
NM = not meaningful

For the three and nine months ended January 31, 2013:

Sales in our Standard segment increased $3.5 million or 6%, and $16.5 million or 10% over the prior year comparative periods. Excluding the impact of foreign currency changes, sales in the Standard segment increased $4.0 million or 7% and $21.1 million or 12% for the respective three and nine months ended January 31, 2013 when compared to the prior year comparative periods. The quarter-to-date and year-to-date increases were primarily due to the following:

•	Growth in system sales volume for certain of our geographic regions for aggregate growth of $1.8 million or 4% and $10.2 million or 9% over the prior year comparative periods; and

•
Consumable parts sales for this segment also increased $1.7 million or 9% and $6.3 million or 11% for the respective three and nine months ended January 31, 2013 over the prior year comparative period based on higher system utilization by our customers and increased system sales volumes across most of our regions.

Gross margin for the three and nine months ended January 31, 2013 amounted to $25.1 million or 40% and $74.7 million or 40% of sales compared to $24.2 million or 41% and $70.1 million and 41% of sales in the prior year comparative periods. Generally, comparison of gross margin rates will vary period over period based on changes in our product sales mix and prices, geographic mix and levels of production volume.

Advanced Segment	Three Months Ended					Nine Months Ended
	January 31,		Increase (Decrease)			January 31,		Increase (Decrease)
	2013	2012	$	%		2013	2012	$	%
Sales	$5,079	$6,732	$(1,653)	(25)%		$13,133	$19,104	$(5,971)	(31)%
% of total company sales	8%	10%	NM	(200)	bpts	7%	10%	NM	(300)	bpts
Gross Margin	1,571	1,827	(256)	(14)%		2,197	4,414	(2,217)	(50)%
Gross Margin as % of sales	31%	27%	NM	400	bpts	17%	23%	NM	(600)	bpts
_____________________
bpts = basis points
NM = not meaningful

Sales in the Advanced segment vary period over period for various reasons, such as the timing of contract awards, timing of project design and manufacturing schedules, the timing of shipments to customers, and installation timing.

For the three and nine months ended January 31, 2013, sales in our Advanced segment decreased by $1.7 million or 25% and $6.0 million or 31% over the prior year comparative periods. The decrease in sales was primarily driven by the timing of our Advanced contracts. Sales for the nine months ended January 31, 2013 also included the impact of a $0.7 million sales discount made to an existing customer.

Gross margin for the respective three and nine months ended January 31, 2013 amounted to $1.6 million or 31% and $2.2 million or 17% of sales as compared to $1.8 million and 27% and $4.4 million and 23% of sales in the prior year comparative periods. Gross margin as a percentage of sales in the Advanced segment was lower for the nine months ended January 31, 2013 in part due to the impact of lower throughput in our manufacturing plant in the first half of fiscal year 2013, as a result of the type of projects and the stages of the projects. Advanced segment gross margins will also vary period over period based on changes in product mix, geographic mix and levels of production.

Selling, General, and Administrative Expenses
	Three Months Ended				Nine Months Ended
	January 31,		Increase (Decrease)		January 31,		Increase (Decrease)
	2013	2012	$	%	2013	2012	$	%
Sales and Marketing	$12,837	$12,028	$809	7%	$38,035	$36,806	$1,229	3%
Research and Engineering	3,213	2,712	501	18%	8,431	8,079	352	4%
General and Administrative	5,818	5,342	476	9%	17,417	17,312	105	1%
Total Operating Expenses	$21,868	$20,082	$1,786	9%	$63,883	$62,197	$1,686	3%

Consolidated operating expenses increased 9% and 3% for the respective three and nine months ended January 31, 2013 compared to the prior year comparative periods. The movement for the three months ended January 31, 2013 was primarily driven by higher relative labor and compensation related expense of $0.7 million, and increased marketing and related support expense of $0.5 million. Activity for the nine months ended January 31, 2013 included higher marketing and support expense of $1.8 million, and higher labor and compensation related expense of $0.8 million, offset by the benefit of a reimbursement for certain research and engineering costs of $0.8 million recorded in the first quarter of fiscal year 2013.

Interest Income (Expense), net	Three Months Ended				Nine Months Ended
	January 31,		Increase (Decrease)		January 31,		Increase (Decrease)
	2013	2012	$	%	2013	2012	$	%
Interest Income	$10	$12	$(2)	(17)%	$77	$61	$16	26%
Interest Expense	(297)	(317)	(20)	(6)%	(962)	(937)	25	3%
Net Interest Expense	$(287)	$(305)	$(18)	(6)%	$(885)	$(876)	$9	1%

Our net interest expense was $0.3 million and $0.9 million for the respective three and the nine months ended January 31, 2013, in line with the prior year comparative periods with net interest expense of $0.3 million and $0.9 million. Our interest expense primarily consists of imputed interest on two subordinated notes that carry a below market interest rate, amortization of deferred debt financing fees and interest charges on the used and unused portion of our Credit Facility as well as outstanding letters of credit.

Other Expense, net	Three Months Ended				Nine Months Ended
	January 31,		Increase (Decrease)		January 31,		Increase (Decrease)
	2013	2012	$	%	2013	2012	$	%
Realized Foreign Exchange Gains (Losses), net	$24	$(456)	$480	NM	$(216)	$(109)	$107	98%
Unrealized Foreign Exchange Losses, net	(220)	116	(336)	NM	(332)	(367)	(35)	(10)%
Other	(56)	(44)	12	27%	(93)	(35)	58	NM
Other Expense, net	$(252)	$(384)	$(132)	(34)%	$(641)	$(511)	$130	25%
_____________________
NM = not meaningful

During the three months ended January 31, 2013 net Other Expense was $0.3 million compared to $0.4 million for the three months ended January 31, 2012. For the nine months ended January 31, 2013 we recorded net Other Expense of $0.6 million compared to net Other Expense of $0.5 million in the prior year comparative period. In general, changes in this balance result from the fluctuation in realized and unrealized foreign exchange gains and losses on revaluation of third party and intercompany settled and unsettled balances for which payment is anticipated in the foreseeable future.

Income Taxes

Our provision for income taxes for the respective three and nine months ended January 31, 2013 and 2012 consisted of:

	Three Months Ended				Nine Months Ended
	January 31,		Increase (Decrease)		January 31,		Increase (Decrease)
	2013	2012	$	%	2013	2012	$	%
Current Tax Expense	$229	$808	$(579)	(72)%	$746	$1,754	$(1,008)	(57)%
Deferred Tax Expense	1,322	1,233	89	7%	3,634	2,525	1,109	44%
Total Tax Expense	$1,551	$2,041	$(490)	(24)%	$4,380	$4,279	$101	2%

For the respective three and nine months ended January 31, 2013, we recorded income tax expense of $1.6 million and $4.4 million compared to income tax expense of $2.0 million and $4.3 million in the same period last year.

We anticipate generating sufficient future taxable income to realize the benefits of our U.S. and certain of our foreign deferred tax assets while continuing to provide a full valuation allowance against our net operating losses and other net deferred tax assets in certain other foreign tax jurisdictions. Our valuation allowance was $7.6 million at January 31, 2013 and $7.9 million at April 30, 2012 and is mainly attributable to foreign net operating losses. Most of the foreign losses can be carried forward indefinitely, with certain amounts expiring between fiscal years 2016 and 2020.

As of January 31, 2013, we have not made a provision for U.S. or additional foreign withholding taxes for the excess of the financial reporting carrying value over the tax basis of investments in foreign subsidiaries with the exception of our subsidiaries in Taiwan and Switzerland for which we provide deferred taxes.

Liquidity and Capital Resources
Sources of Cash
Historically, our most significant sources of financing have been funds generated by operating activities, available cash and cash equivalents and available lines of credit. From time to time, we have raised funds through the sale of common stock.

Cash from Operating Activities
Cash generated by operating activities was $3.1 million and $9.3 million for the nine months ended January 31, 2013 and January 31, 2012, respectively. The change in cash from operations versus the prior year comparative period was driven by the third quarter timing of sales and customer billings as well as timing of vendor payments and customer deposits.

Available Cash and Cash Equivalents
At January 31, 2013, we had total cash and cash equivalents of $12.5 million, of which $7.6 million was held by our foreign subsidiaries. To the extent that our cash needs in the U.S. exceed our cash reserves and availability under our Credit Facility Agreement, we may repatriate cash from certain of our foreign subsidiaries; however, this is not our current intent and could be limited by our ability to repatriate such cash in a tax efficient manner. We believe that our existing cash and cash equivalents as of January 31, 2013, anticipated funds generated from our operations, and financing available under our existing credit facilities will be sufficient to fund our operations for at least the next twelve months and repay our subordinated notes due in August 2013. However, in the event that there are changes in our expectations or circumstances, we may need to raise additional funds through public or private debt or sale of equity to fund our operations. Cash balances which are not available for general corporate purposes are classified as restricted cash and are primarily related to cash which collateralizes commercial letters of credit.

Subordinated Notes
We have subordinated notes with a principal value of $10.0 million, accruing interest at 2% annually, for an aggregate amount due of $10.8 million in August 2013. We expect to pay the subordinated notes, and related interest, using cash generated from our operations or from our existing credit facilities.

Credit Facilities
We have a $25.0 million Credit Facility agreement which is scheduled to mature March 2, 2014. Management currently intends to renew the Credit Facility in advance of the maturity date. Under the terms of the Credit Facility in effect as of January 31, 2013, we are required to maintain a maximum consolidated leverage ratio of 2.75x, and a minimum fixed charge coverage ratio of 1.75x. The terms of the Credit Facility define the leverage ratio as the ratio of consolidated indebtedness, excluding our outstanding subordinated notes, to consolidated adjusted Earnings Before Interest, Taxes, Depreciation and Amortization and other non-cash charges, which includes such items as stock-based compensation expense, foreign currency gains or losses, and other allowable add backs pursuant to our Credit Facility Agreement ("Adjusted EBITDA") for the most recent four fiscal quarters. The Fixed Charge Coverage Ratio is defined as the ratio of Adjusted EBITDA, less cash payments for income taxes and maintenance capital expenditures, during the most recent four fiscal quarters to the sum of certain interest charges during the most recent four quarters and scheduled debt repayments in the next four quarters.

The financial covenants are measured on a quarterly basis. Our leverage ratio and fixed charge coverage ratio were 0.74 and 30.3, respectively, as of the fiscal quarter ended January 31, 2013. Our calculations of these financial ratios are reported in Exhibit No. 99.1 of this Quarterly Report on Form 10-Q. A violation of any of the covenants above would result in an event of default and accelerate the repayment of all unpaid principal and interest and the termination of any letters of credit. All of our domestic assets and certain interests in some foreign subsidiaries are pledged as collateral under the three-year Credit Facility Agreement. In addition, the terms of the Credit Facility limit our ability to pay dividends. We were in compliance with all our financial covenants as of January 31, 2013.

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

There were no outstanding borrowings on our Credit Facility as of January 31, 2013. Consequently, we had $16.9 million available under this Credit Facility, net of $8.1 million in outstanding letters of credit.

We have an unsecured credit facility in Taiwan and there were no outstanding balances under the credit facility as of January 31, 2013. The unsecured commitment for the Taiwan credit facility totaled $1.4 million at January 31, 2013, bearing interest at 2.5% per annum.

Uses of Cash
Capital Expenditures
Our capital spending plans currently provide for outlays of approximately $6 million over the next twelve months, primarily related to investments in machinery and equipment to support manufacturing, other information technology related projects, as well as patent and trademark maintenance. It is expected that funds necessary for these expenditures will be generated internally or from available financing. To the extent that sufficient funds cannot be generated through operations or we are unable to obtain financing on reasonable terms, we may reduce our capital expenditures accordingly. Our capital spending for the nine months ended January 31, 2013 and 2012 was $4.9 million and $3.3 million, respectively.

Repayment of Debt
Our debt primarily consists of our subordinated notes and outstanding borrowings on our Credit Facility. We did not have any borrowings outstanding on our Credit Facility as of January 31, 2013 or April 30, 2012. The subordinated notes, aggregating to $10.8 million of principal and interest are due August 2013. In prior periods we have had balances outstanding, and therefore had net borrowings or repayments in a particular prior year comparative period.

Off-Balance Sheet Arrangements
 We had letter-of-credit agreements totaling $8.1 million as of January 31, 2013 and $4.0 million as of April 30, 2012. These letter-of-credit agreements relate to performance on contracts with our customers.

Contractual Obligations
During the nine months ended January 31, 2013, there were no material changes outside the ordinary course of business in our contractual obligations and minimum commercial commitments as reported in our Annual Report on Form 10-K for the fiscal year ended April 30, 2012.

Critical Accounting Estimates and Judgments
There are no material changes in our critical accounting estimates as disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2012.

Recently Issued Accounting Pronouncements
Not applicable

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have not been any material changes in our market risk during the nine months ended January 31, 2013. For additional information, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations as presented in our Annual Report on Form 10-K for the fiscal year ended April 30, 2012.

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

In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in our internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Items 2, 3, 4, and 5 are None or Not Applicable and have been omitted.

Item 6. Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Debt Covenant Compliance as of January 31, 2013
101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Taxonomy Extension Label Linkbase Document
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOW INTERNATIONAL CORPORATION

Date:	March 12, 2013	/s/ Charles M. Brown
Charles M. Brown
President and Chief Executive Officer (Principal Executive Officer)

Date:	March 12, 2013	/s/ Allen M. Hsieh
Allen M. Hsieh
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)