Form 10-K
period 2013-04-30
FLOW INTERNATIONAL CORP
filed 2013-07-30
CIK 713002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2013
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes  ☐      No  ☑

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $152,261,857 as of October 31, 2012, the last business day of the registrant's most recently completed second fiscal quarter, based on a closing price of $3.32 per share as quoted by the NASDAQ Stock Market as of such date. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had 48,785,906 shares of Common Stock, $0.01 par value per share, outstanding as of July 23, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended April 30, 2013 (the “2013 Proxy Statement”). Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K. With the exception of such portions of the 2013 Proxy Statement expressly incorporated by into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Annual Report on Form 10-K.

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

•	statements regarding our expectation that our new products will have strong contributions to our results in fiscal year 2014 and beyond;

•
statements regarding our recently implemented plans to achieve approximately $13 million in annualized cost reductions, which includes targeted plans to reduce product costs and lower operating expenses, with the full annualized run rate of savings in place by the end of fiscal year 2014;

•	statements regarding our ability to mitigate the risk of higher commodity and fuel prices;

•	statements regarding our belief that our channels of distribution are unparalleled in our industry and our ability to effectively manage them;

•	statements regarding the reasons for variations in our segment revenues and gross margins;

•	statements regarding our use of cash, cash needs, generation of cash through operations, and ability to raise capital and/or use our Credit Facility;

•
statements regarding our belief that our existing cash and cash equivalents, along with the expected proceeds from our operations and available amounts under our Credit Facility, will provide adequate liquidity to fund our operations through at least the next twelve months;

•	statements regarding our ability to fund future capital spending through cash from operations and/or from external financing;

•	statements regarding our ability to repay our subordinated notes in future periods;

•	statements regarding our ability to meet our debt covenants in future periods;

•	statements regarding anticipated results of potential or actual litigation;

•	statements regarding our review of strategic alternatives to enhance shareholder value, including, among other things, the potential sale of the Company or other transaction;

•
statements regarding our belief that the we have been issuing restricted stock pursuant to our 2005 Equity Incentive Plan ("2005 Plan") under an exemption from registration under the 1933 Act, and our plan to file a registration statement on Form S-8 subsequent to filing this annual report on Form 10-K to register future exercises of stock options and future issuances of securities under the 2005 Plan; and

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

PART I

Item 1. Business

General Business Overview

Flow International Corporation and its subsidiaries (hereinafter collectively referred to as “the Company”, “we”, or “our” unless the context requires otherwise) is a global technology-based manufacturing company committed to providing a world class customer experience. We offer technological leadership and exceptional waterjet performance to a wide-ranging customer base, benefiting many cutting and surface preparation applications, delivering profitable waterjet solutions, and dynamic business growth opportunities to our customers. Our ultrahigh-pressure water pumps generate pressures from 40,000 to over 94,000 pounds per square inch (psi) and power waterjet systems that are used to cut materials, remove coatings, and prepare surfaces for coating. Waterjet cutting and cleaning is a fast-growing alternative to traditional methods, such as lasers, saws, knives, shears, plasma, electrical discharge machining ("EDM"), routers, drills, soda blasting and abrasive blasting techniques, and has uses in many applications from food and paper products to steel and carbon fiber composites.

This portion of our Form 10-K provides detailed information about who we are and what we do. Unless otherwise specified, current information reported in this Form 10-K is as of, or for the fiscal year ended April 30, 2013.

Business Segments

We report our operating results to our Chief Executive Officer, who is the chief operating decision maker, based on market segments which is consistent with management's long-term growth strategy. Our reportable segments are Standard and Advanced. Segment results are measured based on revenue growth and gross margin.

Standard segment. Includes sales and cost of sales related to our cutting, surface preparation and cleaning systems using ultrahigh-pressure water pumps as well as parts and services to sustain these installed systems. Systems included in this segment do not require significant custom configuration.

Advanced segment. Includes sales and cost of sales related to our complex aerospace and automation systems which require specific custom configuration and advanced features, including robotics, to match unique customer applications.

Financial information about our segments is included in Note 14 - Business Segments and Geographic Information of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data.

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

Waterjet Cutting.  The primary application of our ultrahigh-pressure water pumps is cutting. In cutting applications, ultra high-pressure pumps rated from 40,000 to 94,000 psi pressurize water and force it through a small orifice, generating a stream of water traveling at supersonic speeds. In order to cut metallic and other hard materials, an abrasive substance, such as garnet, is added to the waterjet stream creating an abrasive jet. Our cutting systems typically include a robotic manipulator that moves the cutting head, either 2-dimensionally or 3-dimensionally. Our systems may also combine waterjet with other applications such as material handling, conventional machining, routing inspection, assembly, and other automated processes. Our waterjet cutting systems cut virtually any shape in a single step with edge quality free of heat or mechanical stress and that usually requires no secondary finishing. Waterjets are proven to be very productive solutions for cutting a wide range of materials from 1/32 inch to over 24 inches thick. We offer two different pump technologies: ultrahigh-pressure intensifier and direct drive pumps, ensuring our customers get the pump that is right for them and their unique application. Our intensifier pumps can deliver water continuously at up to 87,000 psi, and our direct drive pumps up to 55,000 psi.

Waterjet cutting is recognized as a more flexible, cost effective and accurate alternative to traditional cutting methods such as mills, routers, lasers, EDM, saws or plasma for many applications. It offers greater versatility in the types of products it can cut, and, because it cuts without creating heat or mechanical stress and often reduces or eliminates the need for secondary processing operations and special fixturing. Waterjet cutting has applications in many industries, including aerospace, defense, automotive, semiconductors, disposable products, food, glass, sign, metal cutting, marble, tile and other stone cutting, and paper slitting and trimming.

Surface Preparation and Industrial Cleaning Products.  Our ultrahigh-pressure surface preparation and industrial cleaning systems are used for fast coating removal. These systems typically use direct drive pumps to create pressures in the range of 40,000 to 55,000 psi. Because only pure water is used to remove coatings, waterjetting can offer a lower total cost per project than grit blasting by eliminating the need for collection, containment, and disposal of abrasive materials. Removing coatings with water instead of grit allows other work to be done at the same time as the waterjet operation and reduces containment and cleanup issues. Welding, mechanical and electrical work, or painting, can be performed concurrently with waterjet industrial cleaning, which means projects are completed in less time and there are fewer environmental concerns than with traditional methods such as sandblasting.

Parts and Services.  We also offer consumable parts and services. Consumables represent parts used by the pump and cutting head during operation, such as seals and orifices. Many of the consumable parts are proprietary in nature and are patent protected. We also sell various tools and accessories which incorporate ultrahigh-pressure technology.

Marketing and Customers

Our marketing emphasizes a consultative application-oriented sales approach and is centered on increased awareness of the capabilities of our technology as we believe that waterjet technology is still in the early adoption phase of its product life cycle. These efforts include presence at trade shows, advertising through online media, telemarketing and other product placements and demonstration/educational events as well as an increase in domestic and international sales representation, including those given by our agents and distributors. To enhance sales efforts, our marketing staff and sales force gather detailed information on applications and requirements in targeted market segments. This information is used to develop standardized and customized solutions using ultrahigh-pressure and robotics technologies.

We offer our consumable parts online at www.flowparts.com website in the U.S. and www.floweuropeparts.com in Europe. We strive to ensure that we are able to ship a large number of parts within 24 hours to our customers.

We have established strong relationships with a diverse set of customers. No single customer or group of customers under common control accounted for 10% or more of consolidated sales during the respective fiscal years ended April 30, 2013, 2012 and 2011.

We believe that the productivity-enhancing nature of our ultrahigh-pressure technology, the diversity of our markets along with the relatively early adoption phase of our technology, and the displacement of more traditional methods of machine tooling, fabricating and surface preparation will enable us to continue growing our market share in the machine tool cutting and surface preparation markets as global economic market conditions improve.

Competition in Our Markets

Flow products are sold worldwide into a variety of highly competitive markets. In all markets, we compete on the basis of product performance, customer service, quality and price.  From time to time, the intensity of competition results in price discounting in a particular industry or region.  Such price discounting puts pressure on margins and can negatively impact operating profit.

Within our major markets - both domestic and foreign - our products compete against other waterjet competitors as well as various other cutting technologies such as lasers, saws, plasma, shears, routers, drills, and abrasive blasting techniques. Waterjet cutting systems offer manufacturers many advantages over traditional cutting machines including an ability to cut or machine virtually any material, in any direction, with improved manufacturing times, and with minimal impact on the material being cut. These factors, in addition to the elimination of secondary processing in many circumstances, enhance the manufacturing productivity of our systems as compared to other processes. More than 100 firms, other than Flow, have developed tools for cleaning and cutting based on waterjet technology. Most of our waterjet competitors provide only portions of a waterjet system, such as pumps or control systems. Other competitors integrate components from a variety of suppliers to provide a complete solution.

Broadest Product Line. We offer a broad product line that encompasses a complete array of capabilities, technologies and price points. We believe that the breadth of our product offering enables us to match a diverse base of customers' applications and budgets. Our product offerings range from large custom built composite machining solutions and turnkey shape-cutting systems to environmentally-friendly ultrahigh-pressure surface preparation systems. Our competitive strength in the high-end segment of the market stems from our leading-edge technological and engineering capabilities which enable us to deliver custom engineered solutions that revolutionize the machining and tooling industries. In the mid-tier segments of the waterjet cutting and surface preparation markets, we compete on the basis of product quality and innovation, distribution presence and capability, channel knowledge and expertise, geographic availability, breadth of product line, access speed and performance, reliability, and price competitiveness. We compete in the economy market segment, the lowest-tier in our market, on the basis of geographic availability, reliable segment-leading technology and product value.

Unmatched Customer Access in the Waterjet Industry. We believe our channels of distribution are unparalleled in the industry. With years of expertise, our direct sales force enhances customer experience by using a consultative sales approach. This direct channel of sales is augmented by our indirect sales partners who primarily focus on selling to mid-tier and economy product line customers.

In addition to pumps and systems, we sell consumable parts and services. We face competition from numerous other companies who sell non-proprietary replacement parts for our machines. While they generally offer a lower price, we believe the quality of our parts and on-time delivery, coupled with our technical service, makes us the value leader in consumable parts.

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

Sales Outside the United States

In fiscal year 2013, $150.2 million, or 58%, of our total consolidated sales were to customers outside the United States. The following table shows sales outside the U.S. by geography for the last three years.

	Fiscal Year Ended April 30,
Sales Outside The U.S.	2013	2012	2011

Exports from the U.S.	$30,655	$27,199	$25,450
Sales from Europe, Middle East, and Africa	50,704	51,429	42,929
Sales from Asia Pacific	40,344	41,119	32,011
Sales from Latin America	26,061	28,365	20,373
Sales from Other Locations	2,400	2,513	2,329
Total	$150,164	$150,625	$123,092
Percent of Total Sales	58%	59%	57%

Raw Materials

We source our raw materials, parts, subassemblies and manufactured components from suppliers both domestically and internationally. Principal materials used to make waterjet products include a variety of metal and plastic products and tubing. We also purchase many electrical and electronic components, fabricated metal parts, high-pressure fluid hoses, ball screws, roller pinions, seals and other items integral to our products. Suppliers are competitively selected based on quality, delivery and cost. Our suppliers' ability to provide timely and quality components affect our production schedules and contract profitability. Some of our business units purchase items locally from sole or limited source suppliers; however, we are currently able to source our raw materials in quantities sufficient to meet our requirements in each business unit, some of which may require longer lead times due to availability.

We use a variety of agreements with suppliers to protect our intellectual property and processes to monitor and mitigate risks of the supply base causing a business disruption. The risks monitored include supplier financial viability, the ability to scale production levels, business continuity, quality, and delivery. We currently do not employ forward contracts or other financial instruments to hedge commodity price risk, although we continuously explore supply chain risk mitigation strategies.

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

We have always placed an emphasis on product oriented research and development relating to the development of new or improved products. During the respective fiscal years ended April 30, 2013, 2012, and 2011 we invested $12.2 million, $10.9 million, and $10.1 million related to product research and development. Research and development expenses for the fiscal year ended April 30, 2013 of $11.4 million included the benefit of a reimbursement for certain research and engineering costs of $0.8 million. Research and development expenses as a percentage of revenue were between 4% and 5% during each of the respective fiscal years ended April 30, 2013, 2012, and 2011. We expect to continue significant investment in research and development activities in order to improve and sustain existing products and technologies, as well as create innovative next-generation products and maintain competitive advantages in the markets we serve.

Backlog

Our backlog increased from $44.7 million at April 30, 2012 to $50.4 million at April 30, 2013 based on the timing and volume of customer orders. The backlog at April 30, 2013 and 2012 represented 19% and 18% of our trailing twelve months sales as of April 30, 2013 and 2012, respectively.

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

Employees

We had approximately 680 full-time employees as of April 30, 2013, of which 63% were located in the United States, and 37% were located in other foreign locations. Our success depends in part on our ability to attract and retain motivated and productive employees.

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

Shareholders may request a copy of the annual reports on Form 10-K and quarterly reports on Form 10-Q from:

Flow International Corporation
Attention: Investor Relations
23500 64th Avenue South
Kent, WA 98032

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

In order to increase sales and capture a leading market share globally, we have focused on expanding our indirect sales channel, through distributors and sales agents, to augment our existing direct sales force. Additionally, we have engaged indirect technical service partners to augment our technical service staff with installations and service calls as a result of the increase in demand for our products. Our success in integrating the indirect sales channel and indirect technical service providers into our business will be impacted by our ability to train and manage new and existing relationships with distributors, sales agents and service providers. If we are not able to effectively train and manage these indirect channels, we may not be able to achieve our operating result goals and this could have a negative effect on our operating results and financial condition.

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

We have substantial assets, liabilities, revenues and expenses denominated in currencies other than the U.S. dollar, and to prepare our consolidated financial statements, we must translate these items into U.S. dollars at the applicable exchange rates. We are therefore exposed to movements in foreign exchange rates against the U.S. Dollar. Of these, the most significant is currently the Euro. Substantially all of our sales to our customers and operating costs in Europe are denominated in Euro, creating an exposure to foreign currency exchange rates. Additionally, certain of our foreign subsidiaries make sales denominated in U.S. Dollars which expose them to foreign currency transaction gains and losses.

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

The trading price of our common stock has been highly volatile. On July 23, 2013, the closing price of our common stock was $3.81. Our stock price could decline or be subject to wide fluctuations in response to factors such as the risks discussed in this section and the following:

•	actual or anticipated fluctuations in our operating results or our competitors' operating results;

•	statements by us regarding the process to evaluate strategic alternatives to enhance shareholder value including, among other things, the potential sale of the Company or other transaction;

•	announcements by us or our competitors of new products;

•	capacity changes, significant contracts or changes to existing contracts, acquisitions, or strategic investments;

•	our growth rate and our competitors' growth rates;

•	changes in stock market analyst recommendations regarding us, our competitors, or our industry in general, or lack of analyst coverage of our common stock;

•	negative changes in global financial markets and economic conditions;

•	sales of our common stock by our executive officers, directors, and significant stockholders or sales of substantial amounts of common stock at one time; and

•	changes in accounting principles.

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

During fiscal year 2009, we were notified by the purchaser of our Avure Business (“Purchaser”), which we reported as a discontinued operation for the fiscal year ended April 30, 2006, that the Swedish tax authority was conducting an audit which includes periods during the time that we owned the subsidiary. Pursuant to our agreement with the Purchaser, we had made commitments to indemnify various liabilities and claims, including any tax matters relating to the periods when we owned the business. The Swedish tax authority concluded its audit and issued a final report in November 2009, initially asserting that Avure owes 19.5 million Swedish Krona, approximately $2.8 million at the initial date of assessment, in additional taxes, penalties and fines. In April 2010, we filed an appeal on behalf of Avure to contest the Swedish tax authority's assertion. Since the filing of our appeal, there has been a hearing before the Swedish district court regarding our appeal. In August 2012, we received notice that the Swedish district court issued a ruling in favor of the Swedish tax authority. We continue to contest the findings and filed an appeal with the Administrative Court of Stockholm in September 2012. We recorded a charge in fiscal year 2010 related to the periods during which we owned Avure and, as of April 30, 2013, the liability is approximately $1.3 million. The balance of the accrued liability will fluctuate period over period with changes in foreign currency rates until such time as the matter is ultimately resolved.

We have identified material weaknesses in our internal control over financial reporting and we may be unable to develop, implement, and maintain appropriate controls in future periods. Our failure to implement and maintain effective internal control over financial reporting could result in material misstatements in our financial statements which could require us to restate financial statements, cause investors to lose confidence in our reported financial information, and could have an adverse effect on our share price.

We have identified a material weakness in the control environment within our Brazilian operations and in our monitoring of these operations that resulted in design and operating control deficiencies including those related to the tracking and accounting for inventory and the preparation and review of income tax returns for our subsidiary in Brazil. Additionally, we determined we had a material weakness in the scope and conduct of investigations related to whistleblower allegations. As a result, our management concluded that disclosure controls and procedures and internal control over financial reporting were not effective as of April 30, 2013. See Item 9A - Controls and Procedures.

In the course of remediating the material weaknesses, we may find historical errors or discover new facts that cause us to reach different conclusions on our historical accounting or otherwise change our existing opinion of these matters. This could result in adverse adjustments to our previously reported financial results. In addition, we may be unable to meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our share price.

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

We evaluate our deferred tax assets for realizability based on all available evidence. This process involves significant assumptions that are subject to change from period to period based on changes in tax laws or variances between the future projected operating performance and our actual results. We are required to establish a valuation allowance for deferred tax assets if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the more-likely-than-not criterion, we evaluate all positive and negative available evidence as of the end of each reporting period. Future adjustments, either increases or decreases, to the deferred tax asset valuation allowance will be determined based upon changes in the expected realization of the net deferred tax assets. The realization of the deferred tax assets ultimately depends on the existence of sufficient taxable income in either the carry back or carry forward periods under the tax law. Due to significant estimates utilized in establishing the valuation allowance and the potential for changes in facts and circumstances, it is reasonably possible that we may be required to record adjustments to the valuation allowance in future reporting periods. Such a charge could have a material adverse effect on our results of operations and financial condition. As of April 30, 2013, we had $17.6 million of net deferred tax assets.

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

In fiscal year 2013, approximately 58% of our sales were derived outside the U.S. Since our growth strategy depends in part on our ability to further penetrate markets outside the U.S., we expect to continue to increase our sales outside the U.S., particularly in emerging markets. In addition, some of our sales distribution offices and many of our suppliers are located outside the U.S. Our international business is subject to risks that are customarily encountered in non-U.S. operations, including:

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

In order to maintain our leadership position in the market and efficiently process increased business volume, we are making ongoing upgrades to our computer hardware, software and our Enterprise Resource Planning (“ERP”) systems. Should we be unable to continue to fund these upgrades, or should the system upgrades be unsuccessful or take longer to implement than anticipated, our ability to grow the business and our financial results could be adversely impacted.

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

There are uncertainties associated with the exploration and evaluation of strategic alternatives to enhance shareholder value.

On June 7, 2013, we announced that our Board of Directors initiated a process to evaluate strategic alternatives to enhance shareholder value, including, among other things, the potential sale of the Company or other transaction. The Board of Directors has retained a financial advisor to assist it in evaluating these alternatives. There is no set timetable for completion of the evaluation process, and we do not intend to provide updates or make any comments regarding the evaluation of strategic alternatives, unless our Board of Directors has approved a specific transaction or otherwise deems disclosure appropriate. There can be no assurance that the exploration of strategic alternatives will result in any transaction or enhance shareholder value.

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

Item 1B. Unresolved Staff Comments

There are no unresolved comments that were received from the SEC staff relating to our periodic or current reports under the Securities Exchange Act of 1934 as of April 30, 2013.

Item 2. Properties

We occupied approximately 353 thousand square feet of floor space on April 30, 2013 for manufacturing, warehousing, engineering, sales offices, and administration, of which approximately 58% was located in the United States.

The following table provides a summary of the floor space by reportable segment:

	Owned	Leased
	(In square feet)
Standard	15,820	280,778
Advanced	40,245	16,000
Total	56,065	296,778

We have operations in the following locations:

Location	Purpose

Kent, Washington	Headquarters, and primary ultrahigh-pressure pump and component manufacturing facility for our Standard segment
Jeffersonville, Indiana	Manufacturing facility for certain Standard system components and primary manufacturing facility for our Advanced segment systems

Other Sales Office and Operational Locations
Nagoya, Japan	Bretten, Germany
Tokyo, Japan	Birmingham, England
Yokohama, Japan	Milan, Italy
Shanghai, China	Madrid Spain
Guangzhou China	Lyon, France
Beijing, China	Brno, Czech Republic
Bangalore, India	Dubai, UAE
Hsinchu, Taiwan	Buenos Aires, Argentina
Sao Paulo, Brazil

We believe that our principal properties are adequate for our present needs and expect them to remain adequate for the foreseeable future.

Item 3. Legal Proceedings

Refer to Note 7 - Commitments and Contingencies of the Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data for a summary of legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our stock is traded on the NASDAQ Stock Market under the symbol “FLOW”. The range of high and low sales prices for our common stock for the last two fiscal years, by quarter, is set forth in the following table:

	Fiscal Year 2013		Fiscal Year 2012
	Low	High	Low	High
First Quarter	$2.70	$4.25	$2.98	$4.34
Second Quarter	$3.02	$3.88	$1.90	$3.48
Third Quarter	$2.85	$4.06	$2.26	$3.95
Fourth Quarter	$3.31	$3.98	$3.64	$4.49

As of July 23, 2013, there were approximately 870 holders of record of our common stock.

Dividends

We have not paid dividends to common shareholders in the past. Our Board of Directors intends to retain future earnings to finance development and expansion of our business and reduce any debt and does not expect to declare dividends to common shareholders in the foreseeable future. Additionally, our ability to pay cash dividends is restricted under our Credit Facility Agreement. Refer to Note 6 - Debt to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, for further discussion on our Credit Facility.

Issuer Purchases of Equity Securities

None.

Unregistered Securities

The Company has been issuing restricted stock pursuant to its 2005 Equity Incentive Plan (the “2005 Plan”) under an exemption from registration under the 1933 Act. The Company plans to file a registration statement on Form S-8 subsequent to filing this annual report on Form 10-K to register future exercises of stock options and future issuances of securities under the 2005 Plan.

Comparison of Five-Year Cumulative Total Shareholder Return

The following graph compares the cumulative 5-year total return of holders of our common stock with the cumulative total returns of the S&P Smallcap 600 index, the NASDAQ Composite index, and the Dow Jones U.S. Industrial Machinery index. The graph below assumes a $100 investment in our common stock and in each index at April 30, 2008, that all dividends are reinvested, and that the measurement dates are the last trading day of the fiscal year shown. The stock price performance shown in the graph is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Flow International Corporation, the S&P Smallcap 600 Index, the NASDAQ Composite Index, and the Dow Jones US Industrial Machinery Index

$160
$140
$120
$100
$80
$60
$40
$20
$0
4/08
4/09
4/10
4/11
4/12
4/13
Flow International Corporation
S&P Smallcap 600
NASDAQ Composite
Dow Jones US Industrial Machinery

*$100 invested on 4/30/08 in stock or index, including reinvestment of dividends.
Fiscal year ending April 30.

	4/08	4/09	4/10	4/11	4/12	4/13
Flow International Corporation	100.00	18.15	31.51	42.97	40.98	36.49
S&P Smallcap 600	100.00	69.95	103.37	125.52	126.86	148.83
NASDAQ Composite	100.00	71.91	104.03	122.73	131.54	146.04
Dow Jones US Industrial Machinery	100.00	59.54	99.29	128.64	124.28	141.91

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements, the related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations, and Risk Factors, which are included in this Annual Report on Form 10-K.

	Fiscal Year Ended April 30,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Statement of Operations Data:
Sales	$259,338	$253,768	$216,524	$173,749	$210,103
Income (Loss) From Continuing Operations	5,172	9,389	1,008	(7,389)	(23,086)
Net Income (Loss)	5,037	9,449	766	(8,484)	(23,819)

Basic and Diluted Income (Loss) Per Share:
Income (Loss) From Continuing Operations	0.11	0.20	0.02	(0.17)	(0.61)
Net Income (Loss)	0.10	0.20	0.02	(0.19)	(0.63)

	April 30,
	2013	2012	2011	2010	2009
	(In thousands)
Balance Sheet Data:
Working Capital	$59,195	$56,445	$41,131	$31,913	$27,923
Total Assets	162,093	167,066	153,063	131,209	144,960
Short-Term Debt (i)	10,559	21	5,525	411	16,593
Long-Term Obligations (ii)	—	9,631	8,762	7,972	1,937
Shareholders' Equity	96,734	91,048	79,454	75,624	62,711

i.
Short-Term Debt at April 30, 2013 includes subordinated notes and accrued interest of $10.6 million as the subordinated notes are classified as current. The principal balance and accrued interest on the subordinated notes will aggregate to $10.8 million when due in August 2013.

ii.	Long-Term Obligations at April 30, 2012, 2011, and 2010 include subordinated notes and accrued interest of $9.6 million, $8.7 million, and $8.0 million, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

As you read this discussion and analysis, refer to our Consolidated Statements of Operations included in Item 8 - Financial Statements and Supplementary Data, which presents the results of our operations for the respective fiscal years ended April 30, 2013, 2012 and 2011. We analyze and explain the differences between the periods in the specific line items of our Consolidated Statements of Operations. This discussion and analysis has been organized as follows:

•	Executive Summary, including overview and business strategy;

•	Results of operations beginning with an overview of our results, followed by a detailed review of those results by reporting segment;

•	Financial condition addressing liquidity position, sources and uses of cash, capital resources and requirements; commitments, and off-balance sheet arrangements; and

•	Critical accounting policies which require management's most difficult, subjective or complex judgment.

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

Executive Summary

Overview

We are a global technology-based manufacturing company committed to providing a world class customer experience. We offer technological leadership and exceptional waterjet performance to a wide-ranging customer base, benefiting many cutting and surface preparation applications, delivering profitable waterjet solutions and dynamic business growth opportunities to our customers.

Fiscal Year 2013 Highlights

During fiscal year 2013, we saw the achievement of all-time revenue records, in the aggregate, for our Standard segment and for our spare parts business, which is part of the Standard segment. This resulted in net income of $5.0 million, or earnings per share of $0.10, adjusted earnings before interest, tax and depreciation ("Adjusted EBITDA") of $21.2 million and cash from operations of $7.9 million for the fiscal year ended April 30, 2013.

On an annual basis:

•	Overall revenues increased 2% to $259.3 million for fiscal year 2013, an all-time high, or an increase of $5.6 million from $253.8 million in the comparative prior year;

•	Standard segment revenue reached $239.4 million, a 4% improvement over the prior fiscal year, and an all-time high for the segment;

◦	We achieved record annual sales from our global spare parts business at $86.2 million, an 8% growth over the prior fiscal year;

◦	Sales of our recently introduced Mach 2c and Mach 4c systems represented approximately 26% of Standard segment system sales during fiscal year 2013;

•
Advanced segment systems sales were $19.9 million, which was 15% lower than fiscal year 2012, as expected, primarily due to the timing of contracts. Backlog for the Advanced segment was $30.7 million as of April 30, 2013, which will be realized over the next four to six quarters;

•
Our overall gross profit margins of 38% decreased by approximately 100 basis points when compared to the prior year, primarily as a result of product mix in our Standard segment and below normal gross margins from our Advanced segment;

•	Our operating income was $12.7 million or 5% of sales compared with operating income of $14.7 million or 6% of sales in the prior fiscal year;

•	We generated net income of $5.0 million or earnings per share of $0.10, compared to net income of $9.4 million or $0.20 per share in the comparative prior year; and

•
Our Adjusted EBITDA was $21.2 million for fiscal year 2013 as compared to $24.4 million in the prior year. Refer to reconciliation of Adjusted EBITDA, which is a Non-GAAP financial measure, to Net Income set forth below.

Looking Ahead

Economic Climate. We continue to experience uneven order patterns based on the renewed uncertainty in the marketplace that we started seeing in the fourth quarter of fiscal year 2013. We anticipate that this uncertainly will impact us in a number of direct and indirect ways including: demand for our products based on confidence in the marketplace, differences in demand by geographic regions; pricing and product mix; potential changes in currency exchange rates; availability of credit; and inflation.

Cost Structure Changes. Management recently implemented plans to achieve approximately $13 million in cost reductions on an annualized basis, which includes targeted plans to reduce product costs and lower operating expenses. Approximately $4 million of the reductions are expected to be realized through gross margin improvements on our new products, while the remaining $9 million in savings will be realized through a combination of global staff reductions, optimization of our sales commission structure, and other efficiencies through process improvement. These reductions are anticipated to begin in the first quarter of fiscal year 2014 with the full annualized run rate of savings in place by the end of fiscal year 2014.

New Products. We continue to make strategic investments in research and development for existing products and new products and applications. We believe that delivering innovative and high-value solutions is critical to meeting our customer needs and achieving our future growth. We remain positive with regard to the global introduction of our Mach 2c and Mach 4c products. Sales of these systems approximated 26% of Standard segment systems revenue, at gross margin levels 10 points lower than those within our fleet of systems. As discussed above, we have plans underway to bring the gross profit margins up to normalized levels by the end of fiscal year 2014.

Management remains focused on creating long-term shareholder value. We believe that Adjusted EBITDA, which we define as net income, as determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”), excluding the effects of income taxes, depreciation, amortization of intangible assets, interest expense, and other non-cash charges, which includes stock-based compensation expense, foreign currency gains or losses, and other allowable add backs pursuant to our Credit Facility Agreement, is a good measure of our core performance in creating this value.

Reconciliation of Adjusted EBITDA to Net Income:
(in 000s)

	Fiscal Year Ended April 30,
	2013	2012	2011
Net Income	$5,037	$9,449	$766
Add Back:
Depreciation and Amortization	5,919	6,208	6,302
Income Tax Provision	5,129	3,276	2,895
Interest Charges	1,573	1,112	1,776
Non-Cash Charges	3,423	4,377	1,758
Other (i)	105	(60)	242
Adjusted EBITDA	$21,186	$24,362	$13,739

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

Results of Operations
(Tabular amounts in thousands)

Summary Consolidated Results

				2013 vs 2012		2012 vs 2011
	Fiscal Year Ended April 30,			Increase (Decrease)		Increase (Decrease)
	2013	2012	2011	$	%	$	%
	(In thousands)
Sales	$259,338	$253,768	$216,524	$5,570	2%	$37,244	17%
Gross Margin	97,922	99,368	84,461	(1,446)	(1)%	14,907	18%
Selling, General, and Administrative Expenses	85,255	84,699	79,574	556	1%	5,125	6%
Operating Income	12,667	14,669	4,887	(2,002)	(14)%	9,782	NM

Expressed as a % of Sales:
Gross Margin	38%	39%	39%		(100) bpts		0 bpts
Selling, General, and Administrative Expenses	33%	33%	37%		0 bpts		(400) bpts
Operating Income	5%	6%	2%		(100) bpts		400 bpts

bpts = basis points
NM = not meaningful

Consolidated Sales by Category
				2013 vs 2012		2012 vs 2011
	Fiscal Year Ended April 30,			Increase (Decrease)		Increase (Decrease)
	2013	2012	2011	$	%	$	%
	(In thousands)
Standard System Sales	$153,202	$150,456	$117,721	$2,746	2%	$32,735	28%
Advanced System Sales	19,925	23,358	28,431	(3,433)	(15)%	(5,073)	(18)%
Consumable Parts Sales	86,211	79,954	70,372	6,257	8%	9,582	14%
	$259,338	$253,768	$216,524	$5,570	2%	$37,244	17%

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

This section provides a comparison of net sales and gross margin for each of our reportable segments for the last three fiscal years. For further discussion on our reportable segments, refer to Note 14 - Business Segments and Geographic Information of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data.

Standard Segment

				2013 vs 2012		2012 vs 2011
	Fiscal Year Ended April 30,			Increase (Decrease)		Increase (Decrease)
	2013	2012	2011	$	%	$	%
	(In thousands)
Sales	$239,413	$230,272	$187,887	$9,141	4%	$42,385	23%
% of total company sales	92%	91%	87%		NM		NM
Gross Margin	94,052	93,843	78,321	209	—%	15,522	20%
Gross Margin as % of sales	39%	41%	42%		(200) bpts		(100) bpts

bpts = basis points
NM = not meaningful

Fiscal year 2013 compared to fiscal year 2012

Sales in our Standard segment increased $9.1 million or 4% over the prior year. Excluding the impact of foreign currency changes, sales in the Standard segment increased $14.7 million or 6% in fiscal year 2013 compared to the prior year.
The year over year increases were primarily driven by the following:

•
Moderate growth in system sales volume across certain of our geographic regions tempered by the mix and timing of our new product roll-out for an aggregate growth of $2.7 million or 2% over the comparative prior year.

•
Consumable parts sales for this segment demonstrated meaningful growth increasing by $6.3 million or 8% over the prior comparative year based on higher system utilization by our customers, a stronger installed base of systems, and increased system sales volumes with all geographies reporting meaningful growth over the prior fiscal year.

Gross margin in fiscal year 2013 was $94.1 million or 39% of sales compared to $93.8 million or 41% of sales in the prior year. Generally, comparisons of gross margin rates in this segment will vary period over period based on changes in our product sales mix and prices and levels of production volume. Gross margin for fiscal year 2013 reflected the impact of our new product sales, including our Mach 2c and Mach 4c, which were at gross margins that were approximately 10% lower than is normal for this segment as we continue to refine our manufacturing operations and optimize supply chain solutions.

Fiscal year 2012 compared to fiscal year 2011

Sales in our Standard segment increased $42.4 million or 23% over the prior year. Excluding the impact of foreign currency changes, sales in Standard segment increased $40.5 million or 22% in fiscal year 2012 compared to the prior year. These increases were driven by the following:

•	Double-digit growth in system sales across all geographies on higher system sales volume for an aggregate growth of $32.7 million or 28% over the comparative prior year.

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

Advanced Segment

				2013 vs 2012		2012 vs 2011
	Fiscal Year Ended April 30,			Increase (Decrease)		Increase (Decrease)
	2013	2012	2011	$	%	$	%
	(In thousands)
Sales	$19,925	$23,496	$28,637	$(3,571)	(15)%	$(5,141)	(18)%
% of total company sales	8%	9%	13%		NM		NM
Gross Margin	3,870	5,525	6,140	(1,655)	(30)%	(615)	(10)%
Gross Margin as % of sales	19%	24%	21%		(500) bpts		300 bpts

bpts = basis points
NM = not meaningful

Fiscal year 2013 compared to fiscal year 2012

Sales in the Advanced segment vary period over period for various reasons, such as the timing of contract awards, timing of project design and manufacturing schedules, the timing of shipments to customers, and timing of installation at customer sites. In fiscal year 2013, sales in our Advanced segment decreased $3.6 million or 15% when compared to the prior fiscal year. This decrease was consistent with our expectations and primarily due to the timing of contract awards and a sales discount of $0.7 million made to an existing customer to facilitate our ability to secure future business.

Advanced segment gross margins will vary period over period based on changes in project mix, geographic mix and levels of production. Gross margin in fiscal year 2013 amounted to $3.9 million or 19% of sales compared to $5.5 million or 24% of sales in the prior year. The decrease in gross margin as a percentage of sales when compared to the prior year is attributable to changes in project mix and a $0.4 million charge for an order that was not placed as planned. Advanced segment gross margins will also vary period over period based on changes in product mix, geographic mix and levels of production, as well as adjustments in original estimates to material and installation costs on certain project contracts.

Fiscal year 2012 compared to fiscal year 2011

Sales in the Advanced segment vary period over period for various reasons, such as the timing of contract awards, timing of project design and manufacturing schedules, the timing of shipments to customers, and timing of installation at customer sites. In fiscal year 2012, sales in our Advanced segment decreased $5.1 million or 18% when compared to the prior fiscal year. This decrease was consistent with our expectations and primarily due to the timing of our Advanced contracts and contract awards, as well as the completion of certain multi-year aerospace systems under contract in fiscal year 2012.

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

Selling, General and Administrative Expenses

				2013 vs 2012		2012 vs 2011
	Fiscal Year Ended April 30,			Increase (Decrease)		Increase (Decrease)
	2013	2012	2011	$	%	$	%
	(In thousands)
Sales and Marketing	$50,251	$49,454	$45,359	$797	2%	$4,095	9%
Research and Engineering	11,431	10,863	10,074	568	5%	789	8%
General and Administrative	23,573	24,382	24,141	(809)	(3)%	241	1%
	$85,255	$84,699	$79,574	$556	1%	$5,125	6%

Fiscal year 2013 compared to fiscal year 2012

Our consolidated selling, general and administrative expenses decreased 50 basis points as a percentage of sales when compared to fiscal year 2012. In total dollars our consolidated selling, general and administrative expenses for the year ended April 30, 2013 increased $0.6 million from fiscal year 2012. The increase in absolute dollars was primarily a result of the following:

•	higher sales and related support expense of $1.5 million due to comparatively higher sales volume and the mix of sales through our direct and indirect channels;

•	increased investment of $0.4 million to improve and sustain existing products and technologies, as well as new product research and development;

•	other general cost increases of $0.4 million over the prior fiscal year due in part to higher average professional service fees;

•	offset by lower labor and compensation related costs of $1.3 million which was primarily driven by lower average stock-based compensation; and

•	benefit of a reimbursement for certain research and engineering costs of $0.8 million during the year.

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

•	offset by lower investment of $0.7 million in technology infrastructure and new product development; and

•	other general cost reductions of $0.4 million over the prior fiscal year due in part to the timing of internal projects, and also to management and operational efficiencies.

Interest Income (Expense), net

				2013 vs 2012		2012 vs 2011
	Fiscal Year Ended April 30,			Increase (Decrease)		Increase (Decrease)
	2013	2012	2011	$	%	$	%
	(In thousands)
Interest Income	$224	$62	$106	$162	NM	$(44)	(42)%
Interest Expense	(1,573)	(1,112)	(1,776)	461	41%	(664)	(37)%
Net Interest Expense	$(1,349)	$(1,050)	$(1,670)	$299	28%	$(620)	(37)%

NM = not meaningful

Interest expense primarily consists of imputed interest on two subordinated notes that carry a below market interest rate, amortization of deferred financing fees and interest charges on the used and unused portion of our Credit Facility, as well as outstanding letters of credit. Net interest expense was $1.3 million, $1.1 million, and $1.7 million for the respective fiscal years ended April 30, 2013, 2012, and 2011.

Net interest expense was consistent for the respective fiscal years ended April 30, 2013 and 2012. Net interest expense for the fiscal year ended April 30, 2011 was higher due to higher average balances outstanding on our Credit Facility and higher average interest rates.

Other Income (Expense), Net

				2013 vs 2012		2012 vs 2011
	Fiscal Year Ended April 30,			Increase (Decrease)		Increase (Decrease)
	2013	2012	2011	$	%	$	%
	(In thousands)
Realized Foreign Exchange Gains (Losses), net	$(462)	$(249)	$177	$213	86%	$(426)	NM
Unrealized Foreign Exchange Gains (Losses), net	(448)	(587)	412	(139)	(24)%	(999)	NM
Other	(107)	(118)	97	(11)	(9)%	(215)	NM
Other Income (Expense), net	$(1,017)	$(954)	$686	$63	7%	$(1,640)	NM

NM = not meaningful

During the respective fiscal years ended April 30, 2013 and 2012, we recorded net Other Expense of $1.0 million, compared to net Other Income of $0.7 million for the fiscal year ended April 30, 2011. The changes in other income and expense during the current fiscal year were primarily related to fluctuations in realized and unrealized foreign exchange gains and losses on revaluation of third party and intercompany settled and unsettled balances whose payment is anticipated in the foreseeable future.

Income Taxes

Our provision for income taxes for our continuing operations over the last three years consisted of:

				2013 vs 2012		2012 vs 2011
	Fiscal Year Ended April 30,			Increase (Decrease)		Increase (Decrease)
	2013	2012	2011	$	%	$	%
	(In thousands)
Current Tax Expense	$2,044	$1,972	$1,139	$72	4%	$833	73%
Deferred Tax Expense	3,085	1,304	1,756	1,781	NM	(452)	(26)%
Total Tax Expense	$5,129	$3,276	$2,895	$1,853	57%	$381	13%

NM = not meaningful

We recognize a net deferred tax asset for items that will generate a reduction in future taxable income to the extent that it is “more likely than not” that these deferred assets will be realized. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the period in which the tax benefit will be realized. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which the tax benefit will be realized. In determining the realizability of these assets, we considered numerous factors, including historical profitability, estimated future taxable income and the industry in which we operate. At April 30, 2013, the recorded amount of our deferred tax assets was $17.6 million, net of valuation allowance on certain foreign and domestic NOLs.

Our foreign tax provision consists of current and deferred tax expense (benefit). The United States tax provision consists of current and deferred tax expense (benefit), state taxes and foreign withholding taxes. U.S. income and foreign withholding taxes have not been provided on approximately $15.7 million of cumulative undistributed earnings of foreign subsidiaries. We intend to reinvest these earnings for the foreseeable future. If these amounts were distributed to the U.S., in the form of dividends or otherwise, we would be subject to additional U.S. income taxes. During fiscal year 2011, we repatriated a total of $1.9 million from one foreign subsidiary that was deemed to be a dividend for tax reporting purposes.

Our effective tax rates for the respective fiscal years ended April 30, 2013, 2012 and 2011 were approximately 50%, 26% and 74%. Our fiscal year 2013 effective tax rate was higher than the U.S. federal statutory rate primarily due to recording reserves for uncertain tax positions and non-deductible expenses for certain foreign jurisdictions. Our fiscal year 2012 effective tax rate was lower than the U.S. federal statutory rate primarily as a result from an examination settlement and release of valuation allowances in foreign jurisdictions. Our 2011 effective tax rate was higher than the U.S. federal statutory rate as a result of the repatriation of cash from one foreign subsidiary that was deemed to be a dividend for tax purposes, additional valuation allowances for certain foreign deferred tax assets and uncertain tax benefits.

Liquidity and Capital Resources

Sources of Cash

Historically, our most significant sources of financing have been funds generated by operating activities, available cash and cash equivalents and available lines of credit. From time to time, we raised funds through the sale of common stock.

Cash Generated by Operating Activities

Cash generated by operating activities for the respective fiscal years ended April 30, 2013, 2012 and 2011 was $7.9 million, $12.7 million and $2.9 million. Changes in our working capital resulted in a net use of cash of $16.9 million, $14.0 million, and $14.1 million for the respective fiscal years ended April 30, 2013, 2012, and 2011. The changes in working capital are attributable to the timing of inventory purchases and collection of accounts receivable, purchases from vendors, and deferred revenue and customer deposits due to the timing of contract awards and shipments to customers.

Available Cash and Cash Equivalents

At April 30, 2013 we had total cash and cash equivalents of $15.5 million, of which $11.6 million was held by our foreign subsidiaries. To the extent that our cash needs in the U.S. exceed our cash reserves and availability under our Credit Facility Agreement, we may repatriate cash from certain of our foreign subsidiaries; however, this is not our current intent and could be limited by our ability to repatriate such cash in a tax efficient manner. We believe that our existing cash and cash equivalents as of April 30, 2013, anticipated funds generated from our operations, and financing available under our existing credit facilities will be sufficient to fund our operations for at least the next twelve months and repay our subordinated notes due in August 2013. However, in the event that there are changes in our expectations or circumstances, we may need to raise additional funds through public or private debt or sale of equity to fund our operations. Cash balances which are not available for general corporate purposes are classified as restricted cash and are primarily related to cash which collateralizes commercial letters of credit.

Subordinated Notes

We have subordinated notes with a principal value of $10.0 million, accruing interest at 2% annually, for an aggregate amount due of $10.8 million in August 2013. We expect to pay the subordinated notes, and related interest, using cash generated from our operations or from our existing credit facilities.

Credit Facilities

We had a $25.0 million Credit Facility agreement which was set to mature March 2, 2014. Under the terms of the Credit Facility in effect as of April 30, 2013, we were required to maintain a maximum consolidated leverage ratio of 2.75x, and a minimum fixed charge coverage ratio of 1.75x. The terms of the Credit Facility define the leverage ratio as the ratio of consolidated indebtedness, excluding our outstanding subordinated notes, to consolidated adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") for the most recent four fiscal quarters. The Fixed Charge Coverage Ratio is defined as the ratio of Adjusted EBITDA, less income taxes and maintenance capital expenditures, during the most recent four fiscal quarters to the sum of interest changes during the most recent four quarters and scheduled debt repayments in the next four quarters.

The financial covenants are measured on a quarterly basis. Our leverage ratio and fixed charge coverage ratio were 0.90 and 12.6, respectively as of the fiscal quarter ended April 30, 2013. Our calculations of these financial ratios are reported in Exhibit No. 99.1 of this Annual Report on Form 10-K. A violation of any of the Credit Facility covenants would result in an event of default and accelerate the repayment of all unpaid principal and interest and the termination of any letters of credit. All of our domestic assets and certain interests in some foreign subsidiaries are pledged as collateral under the three-year Credit Facility Agreement. In addition, the terms of the Credit Facility limit our ability to pay dividends. We are required to report our annual financial statements and debt covenant compliance certificates to our lender within 90 days after the end of our fiscal year end. We obtained a waiver from our lender which extended our covenant compliance reporting requirement from within 90 days after fiscal year end to within 120 days. We were in compliance with all our financial covenants as of the end of each quarter during the fiscal year ended April 30, 2013.

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

We expect to be in compliance with our covenants pursuant to the Credit Facility Agreement for at least the next twelve months. However, in the event that there is a possibility of default, we may institute further cost reductions; raise additional funds through public or private debt or sale of equity; possibly seek amendments to our Credit Facility Agreement or a combination of these items.

There were no outstanding borrowings on this Credit Facility as of April 30, 2013. Consequently, we had $16.6 million available under this Credit Facility, net of $8.4 million in outstanding letters of credit.

On May 31, 2013, we amended our existing Credit Facility Agreement, set to mature on March 2, 2014, and entered into a new four-year Credit Facility Agreement which will mature May 31, 2017. We increased our total commitment under the new credit facility to $40.0 million to provide us more flexibility given the longer term of the agreement, and allow for changes in working capital needs as we continue to grow our business in the future. The financial covenant ratios under the new Credit Facility remain unchanged, requiring that we maintain a maximum leverage ratio of 2.75x and a minimum Fixed Charge

Coverage Ratio of 1.75x. Interest charges continue to be based on the bank's prime rate or LIBOR rate plus a percentage spread between 0.00% and 2.25% and based on the our current leverage ratio. All of our domestic assets and certain interests in some foreign subsidiaries will continue to be pledged as collateral under the amended Credit Facility.

We have an unsecured credit facility in Taiwan and there were no outstanding balances under the credit facility as of April 30, 2013. The unsecured commitment for the Taiwan credit facility totaled $1.4 million at April 30, 2013, bearing interest at 2.6% per annum.

Uses of Cash

Capital Expenditures

Our capital spending plans currently provide for outlays ranging from approximately $6 to $8 million over the next twelve months, primarily related to investments in machinery and equipment to support manufacturing, other information technology related projects, as well as patent and trademark maintenance. It is expected that funds necessary for these expenditures will be generated internally or from available financing. To the extent that sufficient funds cannot be generated through operations or we are unable to obtain financing on reasonable terms, we may reduce our capital expenditures accordingly. Our capital spending for the each of the respective fiscal years ended April 30, 2013, 2012, and 2011 amounted to $6.6 million, $4.6 million, and $3.5 million.

Repayment of Debt

Our debt primarily consists of our subordinated notes and outstanding borrowings on our Credit Facility. We did not have any borrowings outstanding on our Credit Facility as of April 30, 2013 or April 30, 2012. Activity on our Credit Facility will fluctuate to augment our working capital needs. The subordinated notes, aggregating to $10.8 million of principal and interest, are due August 2013. In prior periods we have had balances outstanding, and therefore had net borrowings or repayments in a particular prior year comparative period.

Disclosures about Contractual Obligations and Commercial Commitments

The following table summarizes our known future payments pursuant to certain contracts as of April 30, 2013 and the estimated timing thereof. More detail about our contractual obligations and commercial commitments are in Note 6 - Debt and Note 7 - Commitments and Contingencies of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data.

	Payment by Fiscal Year
	2014	2015	2016	2017	2018	Thereafter	Total
	(In thousands)
Operating Leases	$3,132	$2,817	$2,527	$1,625	$1,547	$2,588	$14,236
Long-term Debt, Notes Payable & Capital Leases	68	31	14	—	—	—	113
Purchase Commitments (i)	13,577	—	—	—	—	—	13,577
Subordinated Notes (ii)	10,824	—	—	—	—	—	10,824
Consulting Agreements	39	—	—	—	—	—	39
Professional Service Retainers	20	—	—	—	—	—	20
Liabilities related to Unrecognized Tax benefits, including Interest and Penalties (iii)	732	—	—	—	—	6,950	7,682
Total	$27,661	$2,848	$2,541	$1,625	$1,547	$2,595	$38,817

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

iii.
We have unrecognized tax benefits of $7.7 million associated with uncertain tax positions as of April 30, 2013. This potential liability may result in cash payments to tax authorities. We estimate a reduction in our unrecognized tax benefits of approximately $0.7 million to occur within the next twelve months.

Off-Balance Sheet Arrangements

As of April 30, 2013, we had stand-by letter of credit reimbursement agreements totaling $8.4 million compared to $4.0 million at April 30, 2012. These stand-by letter of credit agreements relate to performance on contracts with our customers and vendors.

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
Impairment of Long Lived Assets

We routinely consider whether indicators of impairment are present for our long-lived assets, which consist of property and equipment, particularly our manufacturing equipment, and patents subject to amortization and depreciation. Factors we consider include, but are not limited to, significant underperformance relative to historical or projected operating results; significant changes in the manner of use of long-lived assets or the strategy for the overall business; and significant negative industry or economic trends. If such indicators are present, we determine whether the sum of the estimated undiscounted cash flows attributable to the asset group in question is less than their carrying value. For purposes of impairment testing, long-lived assets are grouped at the component level, which for us is by regional locations, as this is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If the sum of the undiscounted cash flows attributable to the asset group is less than the carrying value of the asset group, an impairment loss is recognized based on the excess of the carrying value of the asset group over its respective fair value. Fair value is determined by discounting estimated future cash flows, appraisals or other methods deemed appropriate. If the asset group determined to be impaired is to be held and used, we recognize an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset group is less than the assets' carrying value. The fair value of the assets then becomes the assets' new carrying value, which is amortized or depreciated over the remaining estimated useful life of the assets.

We concluded that there were no long-lived assets impairment indicators in each of the fiscal years ended April 30, 2013, 2012, and 2011. We will continue to monitor circumstances and events in future periods to determine whether asset impairment testing is warranted based on the existence of one or more of the above impairment indicators.

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

As of April 30, 2013, we had approximately $43.2 million of domestic net operating loss and $33.0 million of state net operating loss carryforwards to offset certain earnings for federal and state income tax purposes. These net operating loss carryforwards expire between fiscal year 2023 and fiscal year 2031. Net operating loss carryforwards in foreign jurisdictions amount to $38.4 million. A valuation allowance of $23.8 million has been provided against these net operating loss carryforwards in certain of our foreign jurisdictions as realization of the tax benefit in those jurisdictions is uncertain. Most of the foreign net operating losses can be carried forward indefinitely, with certain amounts expiring between fiscal years 2016 and 2020. The federal, state and foreign net operating loss carryforwards per the income tax returns filed include uncertain tax positions taken in prior years. Due to the application of ASC 740, the net operating loss carryforwards per the income tax returns are larger than the net operating loss carryforwards considered more likely than not to be realized in recognizing deferred tax assets for consolidated financial statement purposes. We also have a capital loss carryover of $1.3 million, for which we provide a valuation allowance that expires after 2017. Utilization of net operating losses may be subject to limitation due to ownership changes and other limitations provided by the Internal Revenue code and similar state provisions. If such a limitation applies, the net operating loss may expire before full utilization.

Our income tax returns are periodically audited by domestic and foreign tax authorities. These audits include questions regarding our filing tax positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities.

Contingencies

At any time, we may be involved in legal proceedings or other claims and assessments arising in the normal course of business. Our policy is to routinely assess the likelihood of any adverse judgments or outcomes related to these matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is based on historical experience and/or after analysis of each known issue. We record reserves related to these matters for which it is probable that a loss has been incurred and the range of such loss can be estimated. With respect to other matters, management has concluded that a loss is only reasonably possible or remote and, therefore, no liability is recorded. Management discloses the facts regarding material matters assessed as reasonably possible and potential exposure, if determinable. Costs incurred defending claims are expensed as incurred. As of April 30, 2013, we have accrued our estimate of the probable liabilities for the settlement of these claims. Refer to Note 7 - Commitments and Contingencies of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data.

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

Interest Rate Risk

We are subject to fluctuations in interest rates through our issuance of variable rate debt, which includes borrowings against our Credit Facility and outstanding stand-by letters of credit. We did not have any borrowings outstanding on our Credit Facility as of April 30, 2013, and interest charged on outstanding stand-by letters of credit was not material for any of the fiscal years presented.

Foreign Currency Exchange Rate Risk

We transact business in a number of countries around the world and as a result are exposed to changes in foreign currency exchange rates. Costs in some countries are incurred, in part, in currencies other than the applicable functional currency. Approximately 58% of our total consolidated sales related to operations outside the United States. Based on our results for the year ended April 30, 2013 for our foreign subsidiaries, a hypothetical 10% favorable and unfavorable change in foreign currency exchange rates would have affected our annualized foreign-currency-denominated operating results by approximately $6.8 million. Our consolidated financial position and cash flows could be similarly impacted. We may from time to time selectively utilize forward exchange rate contracts, which we may or may not designate as cash flow hedges, to protect against the adverse effect exchange rate fluctuations may have on foreign currency denominated accounts receivable and accounts payable (both trade and inter-company).

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements are filed as a part of this report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Flow International Corporation
Kent, Washington

We have audited the accompanying consolidated balance sheets of Flow International Corporation and subsidiaries (the "Company") as of April 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended April 30, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Flow International Corporation and subsidiaries as of April 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of April 30, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 30, 2013, expressed an adverse opinion on the Company's internal control over financial reporting because of material weaknesses.

/s/ Deloitte & Touche LLP
Seattle, Washington
July 30, 2013

FLOW INTERNATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)

	April 30,
	2013	2012
ASSETS
Current Assets:
Cash and Cash Equivalents	$15,465	$12,942
Restricted Cash	—	1,435
Receivables, net	42,741	46,830
Inventories	41,059	40,069
Other Current Assets	17,194	14,269
Total Current Assets	116,459	115,545
Property and Equipment, net	17,894	17,488
Intangible Assets, net	5,120	4,936
Deferred Income Taxes, net	16,515	23,304
Other Long-Term Assets	6,105	5,793
Total Assets	$162,093	$167,066

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Subordinated Notes	$10,559	$—
Accounts Payable	17,166	22,577
Accrued Payroll and Related Liabilities	7,078	7,774
Taxes Payable and Other Accrued Taxes	3,908	3,735
Deferred Revenue and Customer Deposits	7,340	13,910
Other Accrued Liabilities	11,213	11,104
Total Current Liabilities	57,264	59,100
Deferred Income Taxes	6,313	5,777
Subordinated Notes	—	9,587
Other Long-Term Liabilities	1,782	1,554
Total Liabilities	65,359	76,018

Commitments and Contingencies
Shareholders’ Equity:
Series A 8% Convertible Preferred Stock, $.01 par value, 1,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $.01 par value, 84,000 shares authorized; 48,452 and 47,891 shares issued and outstanding	484	474
Capital in Excess of Par	166,737	164,882
Accumulated Deficit	(64,635)	(69,672)
Accumulated Other Comprehensive Loss:
Defined Benefit Plan Obligation, net of income tax	(127)	(81)
Cumulative Translation Adjustment, net of income tax	(5,725)	(4,555)
Total Shareholders’ Equity	96,734	91,048
Total Liabilities and Shareholders’ Equity	$162,093	$167,066
See Accompanying Notes to the Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Fiscal Year Ended April 30,
	2013	2012	2011
Sales	$259,338	$253,768	$216,524
Cost of Sales	161,416	154,400	132,063
Gross Margin	97,922	99,368	84,461
Operating Expenses:
Sales and Marketing	50,251	49,454	45,359
Research and Engineering	11,431	10,863	10,074
General and Administrative	23,573	24,382	24,141
Total Operating Expenses	85,255	84,699	79,574
Operating Income	12,667	14,669	4,887
Interest Income	224	62	106
Interest Expense	(1,573)	(1,112)	(1,776)
Other Income (Expense), net	(1,017)	(954)	686
Income Before Taxes	10,301	12,665	3,903
Provision for Income Taxes	(5,129)	(3,276)	(2,895)
Income from Continuing Operations	5,172	9,389	1,008
Income (Loss) from Discontinued Operations, net of Income Tax	(135)	60	(242)
Net Income	$5,037	$9,449	$766
Basic and Diluted Income Per Share:
Income from Continuing Operations	$0.11	$0.20	$0.02
Discontinued Operations	(0.01)	—	—
Net Income	$0.10	$0.20	$0.02
Weighted Average Shares Used in Computing Basic and Diluted Income Per Share:
Basic	48,312	47,766	47,216
Diluted	49,060	47,766	47,228
See Accompanying Notes to Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Fiscal Year Ended April 30,
	2013	2012	2011
Net Income	$5,037	$9,449	$766
Other Comprehensive Income (Loss):
Adjustment to Minimum Pension Liability, net of tax	(46)	(13)	(77)
Cumulative Translation Adjustment, net of tax	(1,170)	(988)	1,001
Total Comprehensive Income	$3,821	$8,448	$1,690
See Accompanying Notes to Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Fiscal Year Ended April 30,
	2013	2012	2011
Cash Flows from Operating Activities:
Net Income	$5,037	$9,449	$766
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation and Amortization	5,919	6,208	6,302
Deferred Income Taxes	3,085	720	2,368
Provision for Slow Moving and Obsolete Inventory	224	477	884
Bad Debt Expense	338	531	434
Warranty Expense	5,880	4,235	2,695
Incentive Stock Compensation Expense	2,513	3,546	2,347
Unrealized Foreign Exchange Currency (Gains) Losses	448	587	(412)
Amortization and Write-off of Deferred Debt Issuance Costs	35	38	402
Indemnification Charge	135	(60)	242
Interest Accretion on Subordinated Notes	972	864	769
Other	235	119	261
Changes in Operating Assets and Liabilities:
Receivables	2,709	(2,071)	(10,051)
Inventories	(2,373)	(13,368)	(6,392)
Other Operating Assets	(1,001)	(1,246)	(2,485)
Accounts Payable	(4,891)	4,672	2,088
Accrued Payroll and Related Liabilities	(1,097)	609	694
Deferred Revenue and Customer Deposits	(6,358)	1,282	2,406
Other Operating Liabilities	(3,923)	(3,881)	(393)
Net Cash Provided by Operating Activities	7,887	12,711	2,925
Cash Flows From Investing Activities:
Expenditures for Property and Equipment	(5,820)	(3,947)	(2,675)
Expenditures for Intangible Assets	(786)	(654)	(855)
Proceeds from Sale of Property and Equipment	243	98	30
Restricted Cash	1,400	185	(959)
Net Cash Used in Investing Activities	(4,963)	(4,318)	(4,459)
Cash Flows from Financing Activities:
Borrowings Under Credit Facility	37,990	63,450	51,050
Repayments Under Credit Facility	(37,990)	(68,950)	(45,900)
Borrowings (Repayments) Under Other Financing Arrangements	28	5	(36)
Net Cash Provided by (Used In) Financing Activities	28	(5,495)	5,114
Effect of Changes in Exchange Rates	(429)	948	(851)
Net Change in Cash And Cash Equivalents	2,523	3,846	2,729
Cash and Cash Equivalents, Beginning of Year	12,942	9,096	6,367
Cash and Cash Equivalents, End of Year	$15,465	$12,942	$9,096
Supplemental Disclosures of Cash Flow Information:
Cash Paid during the Year for:
Interest	$196	$300	$403
Income Taxes	2,381	1,252	950
Supplemental Disclosures of Noncash Investing Activities:
Accounts Payable Incurred to Acquire Property and Equipment and Intangible Assets	$781	$949	$135
See Accompanying Notes to Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

	Common Stock		Capital In Excess of Par		Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Par Value		Accumulated Deficit
Balances, April 30, 2010	46,927	$465	$159,605	$(79,887)	$(4,559)	$75,624
Net Income				766		766
Other Comprehensive Income, net of tax					924	924
Stock Compensation	451	4	2,136			2,140
Balances, April 30, 2011	47,378	$469	$161,741	$(79,121)	$(3,635)	$79,454
Net Income				9,449		9,449
Other Comprehensive Loss, net of tax					(1,001)	(1,001)
Stock Compensation	513	5	3,141			3,146
Balances, April 30, 2012	47,891	$474	$164,882	$(69,672)	$(4,636)	$91,048
Net Income				5,037		5,037
Other Comprehensive Loss, net of tax					(1,216)	(1,216)
Stock Compensation	561	10	1,855			1,865
Balances, April 30, 2013	48,452	$484	$166,737	$(64,635)	$(5,852)	$96,734
See Accompanying Notes to Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tabular amounts in thousands, except share and option amounts)

Note 1: The Company and Summary of Significant Accounting Policies

Reporting Policies

Operations and Segments

Flow International Corporation and its subsidiaries (hereinafter collectively referred to as “the Company”, “we”, or “our” unless the context requires otherwise) is a global technology-based manufacturing company committed to providing a world class customer experience. The Company offers technological leadership and exceptional waterjet performance to a wide-ranging customer base, benefiting many cutting and surface preparation applications, delivering profitable waterjet solutions, and dynamic business growth opportunities for our customers. Our ultrahigh-pressure water pumps generate pressures from 40,000 to over 94,000 pounds per square inch (psi) and power waterjet systems that are used to cut materials, remove coatings, and prepare surfaces for coating. Waterjet cutting and cleaning is a fast-growing alternative to traditional methods, such as lasers, saws, knives, shears, plasma, electrical discharge machining ("EDM"), routers, drills, soda blasting and abrasive blasting techniques, and has uses in many applications from food and paper products to steel and carbon fiber composites.

The Company reports its operating results to its Chief Executive Officer, who is the chief operating decision maker, based on market segments, which is consistent with management's long-term growth strategy. The Company has two reportable segments: Standard and Advanced. The Standard segment includes sales and cost of sales related to the Company's cutting and surface preparation systems using ultrahigh-pressure water pumps, as well as parts and services to sustain these installed systems. Systems included in this segment do not require significant custom configuration. The Advanced segment includes sales and cost of sales related to complex Advanced segment systems which require specific custom configuration and advanced features, including robotics, to match unique customer applications.

Financial information about the Company's segments is included in Note 14 - Business Segments and Geographic Information.

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

Foreign Currency Translation

The local currency is the functional currency for all operations outside of the United States. Assets and liabilities are translated at the exchange rate in effect as of our balance sheet date. Revenues and expenses are translated at the average monthly exchange rates throughout the year. The effects of exchange rate fluctuations in translating assets and liabilities of international operations into U.S. dollars are accumulated and reflected as a cumulative translation adjustment in the accompanying Consolidated Statements of Comprehensive Income.

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

Research and Engineering

The majority of research and engineering expenses are related to research and development efforts undertaken by the Company which are expensed as incurred. Research and engineering expenses were $11.4 million, $10.9 million and $10.1 million for the respective fiscal years ended April 30, 2013, 2012 and 2011. Research and engineering costs of $11.4 million for the fiscal year ended April 30, 2013 are net of a $0.8 million benefit from the reimbursement of certain research and engineering costs.

Stock-Based Compensation

Compensation cost for stock options or restricted stock units is measured at fair value on the dates they are granted or modified and recognized on a straight-line basis over the requisite service period, and adjusted for forfeitures expected to occur over the vesting period of the award. The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of the Company's common stock. The Company estimates the grant-date fair value of stock options using the Black-Scholes option valuation model. Refer to Note 9 - Shareholders' Equity for further information related to the Company's stock compensation plans.

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

The Company's annual Plan Costs were approximately $4.2 million, $3.6 million, and $3.5 million for the respective fiscal years ended April 30, 2013, 2012 and 2011. The liability, including IBNR, recorded in Accrued Payroll and Related Liabilities, was $0.4 million and $0.3 million as of April 30, 2013 and 2012, respectively.

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

No single customer or group of customers under common control accounted for 10% or more of consolidated sales during the respective fiscal years ended April 30, 2013, 2012 and 2011.

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

Impairment of Long-Lived Assets

The Company routinely considers whether indicators of impairment are present for its long-lived assets, which consist of property and equipment, particularly its manufacturing equipment, and patents subject to amortization and depreciation. Factors considered include, but are not limited to, significant under-performance relative to historical or projected operating results; significant changes in the manner of use of long-lived assets or the strategy for the overall business; and significant negative industry or economic trends. If such indicators are present, the Company determines whether the sum of the estimated undiscounted cash flows attributable to the asset group in question is less than their carrying value. For purposes of impairment testing, long-lived assets are grouped at the component level, which for the Company is by regional locations, as this is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If the sum of the undiscounted cash flows attributable to the asset group is less than the carrying value of the asset group, an impairment loss is recognized based on the excess of the carrying value of the asset group over its respective fair value. Fair value is determined by discounting estimated future cash flows, appraisals or other methods deemed appropriate. If the asset group determined to be impaired is to be held and used, the Company recognizes an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset group is less than the assets' carrying value. The fair value of the assets then becomes the assets' new carrying value, which is amortized or depreciated over the remaining estimated useful life of the assets.

The Company concluded there were no long-lived asset impairment indicators in each of the fiscal years ended April 30, 2013, 2012 and 2011 following an analysis of operating results and consideration of other significant events or changes in the business environment. The Company will continue to monitor circumstances and events in future periods to determine whether asset impairment testing is warranted based on the existence of one or more of the above impairment indicators.

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

Derivative Financial Instruments

The Company selectively utilizes forward exchange rate contracts to hedge its exposure to adverse exchange rate fluctuations on foreign currency denominated accounts receivable and accounts payable. These forward contracts have typically not been designated as hedges. At the end of each month, the Company marks the outstanding forward contracts to market and records an unrealized foreign exchange gain or loss for the mark-to-market valuation. The Company did not have any open forward exchange rate contracts for the respective fiscal years ended April 30, 2013 and 2012. The effect of derivative instruments on the Consolidated Statement of Operations is discussed further in Note 13 - Fair Value of Financial Instruments.

Note 2: Receivables, Net

Net Receivables consisted of the following:

	April 30,
	2013	2012
Trade Accounts Receivable	$31,893	$36,802
Unbilled Revenues	11,754	11,152
	43,647	47,954
Less: Allowance for Doubtful Accounts	(906)	(1,124)
Receivables, net	$42,741	$46,830

The Company's unbilled revenues do not contain any amounts which are expected to be collected after one year.

Note 3: Inventories

Inventories consisted of the following:

	April 30,
	2013	2012
Raw Materials and Parts	$25,409	$26,247
Work in Process	3,365	3,313
Finished Goods	12,285	10,509
Inventories	$41,059	$40,069

Note 4: Property and Equipment

Property and equipment are stated at cost. Additions, leasehold improvements and major replacements are capitalized. When assets are sold, retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the statement of operations within operating income. Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the related lease term, or the useful life of the asset. Expenditures for maintenance and repairs are charged to expense as incurred.

The carrying value of the Company's Property and Equipment and estimated service lives were as follows:

		April 30,
	Range of Lives	2013	2012
Land	N/A	$460	$460
Buildings and Leasehold Improvements	10-30	5,471	5,189
Machinery and Equipment	3-10	28,381	25,773
Furniture and Fixtures	3-10	2,058	2,518
Computer Equipment and Software	3-5	14,930	12,079
Construction in Progress		1,557	2,721
		52,857	48,740
Less: Accumulated Depreciation and Amortization		(34,963)	(31,252)
Property and Equipment, net		$17,894	$17,488

Depreciation expense was $5.4 million, $5.7 million, and $5.9 million for the respective fiscal years ended April 30, 2013, 2012 and 2011. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets.

Note 5: Intangible Assets

The components of the Company's finite lived intangible assets consisted of the following:

	April 30,
	2013	2012
Patents	$7,110	$6,531
Less: Accumulated Amortization	(3,189)	(2,729)
Patents, net	$3,921	$3,802

Amortization expense for intangible assets with finite lives for the respective fiscal years ended April 30, 2013, 2012 and 2011 amounted to $0.6 million, $0.5 million, and $0.4 million. The estimated annual amortization expense is $0.6 million for each fiscal year through April 30, 2018.

Intangible assets with indefinite lives consisted of the following:

	April 30,
	2013	2012
Trademarks	$1,199	$1,134

Note 6: Debt

Subordinated Notes

The Company issued subordinated notes in fiscal year 2010 with a principal value of $10.0 million and a 2% annual interest rate. The notes were originally recorded at a discount as the stated interest rate was below the Company's incremental borrowing rate, and the discount is being amortized to interest expense through maturity of the notes. The principal balance and accrued interest on the notes will aggregate to $10.8 million when due in August 2013. As of April 30, 2013, the Company's subordinated notes and related interest of $10.6 million are classified as current.

Credit Facility

The Company has a $25.0 million Credit Facility that matures March 2, 2014. Under the terms of the Credit Facility in effect as of April 30, 2013, the Company was allowed to maintain a maximum consolidated leverage ratio of 2.75x, and a minimum fixed charge coverage ratio of 1.75x. The terms of the Credit Facility define the leverage ratio as the ratio of consolidated indebtedness, excluding its outstanding subordinated notes, to consolidated adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") for the most recent four fiscal quarters. The Fixed Charge Coverage Ratio is defined as the ratio of Adjusted EBITDA, less income taxes and maintenance capital expenditures, during the most recent four fiscal quarters to the sum of interest changes during the most recent four quarters and scheduled debt repayments in the next four quarters.

The financial covenants are measured on a quarterly basis. The Company's leverage ratio and fixed charge coverage ratio were 0.90 and 12.6, respectively as of the fiscal quarter ended April 30, 2013. The Company's calculations of these financial ratios are reported in Exhibit No. 99.1 of this Annual Report on Form 10-K. A violation of any of the Credit Facility covenants would result in an event of default and accelerate the repayment of all unpaid principal and interest and the termination of any letters of credit. All of the Company's domestic assets and certain interests in some foreign subsidiaries are pledged as collateral under the three-year Credit Facility Agreement. In addition, the terms of the Credit Facility limit the Company's ability to pay dividends. The Company is required to report its annual financial statements and debt covenant compliance to its lender within 90 days after the end of its fiscal year end. The Company obtained a waiver from its lender which extended its covenant compliance reporting requirement from within 90 days after its fiscal year end to within 120 days. The Company was in compliance with all of its financial covenants as of the end of each quarter during the fiscal year ended April 30, 2013.

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

As of April 30, 2013, the Company had $16.6 million available under its Credit Facility, net of $8.4 million in outstanding letters of credit. There were no outstanding borrowings against the Credit Facility as of April 30, 2013. Subsequent to April 30, 2013, the Company amended its existing Credit Facility and entered into a new four-year borrowing agreement, effective May 31, 2013. Refer to Note 16 of the Consolidated Financial Statements for further discussion on the amended agreement.

Revolving Credit Facility in Taiwan

There were no outstanding balances under the Company’s unsecured Taiwan credit facilities as of April 30, 2013 and 2012. The unsecured commitment for the Taiwan credit facilities totaled $1.4 million at April 30, 2013, bearing interest at 2.6% per annum.

Note 7: Commitments and Contingencies

Lease Commitments

The Company rents certain facilities and equipment treated as operating leases for financial reporting purposes. The majority of leases currently in effect are renewable for periods of two to five years. Rent expense under these leases was approximately $3.1 million, $3.1 million and $3.2 million for the respective fiscal years ended April 30, 2013, 2012 and 2011.

Future minimum rents payable under operating leases for the fiscal years ending April 30 are as follows:

2014	$3,132
2015	2,817
2016	2,527
2017	1,625
2018	1,547
2019 and thereafter	2,588
$14,236

Warranty Obligations

The Company’s estimated obligations for warranty, which are included as part of Costs of Sales in the Consolidated Statements of Operations, are accrued concurrently with the revenue recognized. The Company makes provisions for its warranty obligations based upon historical costs incurred for such obligations adjusted, as necessary, for current conditions and factors. Due to the significant uncertainties and judgments involved in estimating the Company’s warranty obligations, including rates of warranty claims, changing product designs and specifications, and new product releases, the ultimate amount incurred for warranty costs could change in the near term from the current estimate. The Company believes that its warranty accrual as of April 30, 2013, which is included in the Other Accrued Liabilities line item in the Consolidated Balance Sheets, is sufficient to cover expected warranty costs.

The following table presents the activity for the Company’s warranty obligations:

	April 30,
	2013	2012	2011
Beginning Balance	$3,013	$2,804	$2,533
Increase in warranty liability on fiscal year sales	5,880	4,235	2,695
Reduction in warranty liability for claims in fiscal year	(5,169)	(4,026)	(2,424)
Ending Balance	$3,724	$3,013	$2,804

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

In litigation arising out of a June 2002 incident at a Crucible Metals (“Crucible”) facility, the Company's excess insurance carrier is contesting its obligation to provide coverage for property damage. The suits over insurance coverage, Flow Autoclave Systems, Inc., Flow Pressure Systems, ABB Pressure Systems, Avure Technologies AB and Avure Technologies, Inc. v. Lumbermens Mutual Casualty and Kemper Insurance Co., and Lumbermens Mutual Casualty Company v. Flow International Corporation, Flow Autoclave Systems, Inc., Flow Pressure Systems, ABB Pressure Systems, Avure Technologies AB and Avure Technologies, Inc., were originally filed in Supreme Court of the State of New York, County of Onondaga, Index No. 2005-2126 in 2005, and sought a declaratory judgment of the rights of the parties under the insurance policy issued by the carrier. The carrier, Lumbermens Mutual Casualty Company, has settled the claims relating to this incident for a total of approximately $3.4 million and is now seeking a declaratory judgment that it was not obligated to pay the claim. The suit, Lumbermens Mutual Casualty Company v. Flow International Corporation et al, was filed in United States District Court for the Northern District of New York on August 13, 2008, case number 08-CV-865. The trial was postponed several times. The judge has ruled on evidentiary matters and has set trial to start on August 19, 2013. The Company is vigorously contesting the carrier's claim; however, the ultimate outcome or likelihood of this specific claim cannot be determined at this time and an unfavorable outcome ranging from $0 to $3.4 million is reasonably possible. The result of any outcome would be reported as discontinued operations in the Company's Consolidated Statements of Operations.

Other Claims or Assessments

In fiscal year 2009, the Company was notified by the purchaser of its Avure business (reported as a discontinued operation for the fiscal year ended April 30, 2006), that the Swedish Tax Authority was conducting an audit which included periods when the Company had owned the business. In the sale agreements, the Company made commitments to indemnify the purchaser for certain claims, including tax matters relating to the periods when it owned the business. The Swedish tax authority concluded its audit and issued a final report in November 2009 initially asserting that Avure owes 19.5 million Swedish Krona, approximately $2.8 million at the initial date of assessment, in additional taxes, penalties and fines. In April 2010, the Company, on behalf of Avure, filed an appeal to contest the Swedish tax authority's assertion. In August 2012, the Company received notice that the Swedish district court issued a ruling in favor of the Swedish tax authority. The Company continues to contest the findings and filed an appeal with the Administrative Court of Stockholm in September 2012. A charge was recorded in the first quarter of fiscal year 2010 related to the periods when the Company owned Avure. This charge was accounted for as an adjustment to the loss on the disposal of the Avure business and was reported as a charge to discontinued operations in the Company's Consolidated Statements of Operations. As of April 30, 2013, the Company has accrued $1.3 million related to the Avure matter. The balance of the accrued liability will fluctuate period over period with changes in foreign currency rates until such time as the matter is ultimately resolved.

Note 8: Pension and Other Post Retirement Benefits

The Company has a 401(k) savings plan in which employees may contribute a percentage of their compensation. At its discretion, the Company may make contributions based on employee contributions and length of employee service. Company contributions and expense under the plan for the respective fiscal years ended April 30, 2013, 2012 and 2011 were $0.9 million, $0.8 million and $0.4 million.

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

All plan assets are deposited in an interest earning account. The amount of net periodic cost recognized for the respective fiscal years ended April 30, 2013, 2012 and 2011 was less than $0.1 million. The accumulated benefit obligation as of April 30, 2013 and 2012 was $1.1 million and $1.0 million, respectively. The unrecognized net transition obligation as of April 30, 2013 and 2012 was less than $0.1 million and the unrecognized loss was $0.1 million as of April 30, 2013 and 2012. The Company does not anticipate any projected benefit payments under this plan over the next year.

The following table provides a reconciliation of the changes in the plan's benefit obligations and fair value of plan assets for the fiscal years ended April 30, 2013 and 2012:

	Fiscal Year Ended April 30,
	2013	2012
Changes in the Projected Benefit Obligation
Projected Benefit Obligation - Beginning Balance	$1,361	$1,327
Service Cost	15	18
Interest Cost	25	26
Actuarial Loss	54	8
Benefits Paid	—	—
Foreign Exchange Adjustment	(10)	(18)
Projected Benefit Obligation - Ending Balance	$1,445	$1,361

	Fiscal Year Ended April 30,
	2013	2012
Changes in the Value of Plan Assets
Fair Value of Plan Assets - Beginning Balance	$1,013	$992
Actual Return on Plan Assets	13	9
Employer Contribution	27	26
Benefits Paid	—	—
Foreign Exchange Adjustment	(8)	(14)
Fair Value of Plan Assets - Ending Balance	$1,045	$1,013

Actuarial assumptions used to determine benefit obligations were as follows:

	Fiscal Year Ended April 30,
	2013	2012
Discount Rate	1.75%	1.90%
Expected Rate of Return on Assets	1.75%	1.90%
Salary Increase Rate	3.00%	3.00%

Note 9: Shareholders' Equity

Capital Stock

As of April 30, 2013 and 2012, 84 million shares of common stock, par value $0.01, and 1 million shares of preferred stock, par value $0.01, were authorized for issuance. There were 48,452,000 and 47,891,000 shares of common stock outstanding as of April 30, 2013 and 2012, respectively. There were no shares of preferred stock outstanding as of April 30, 2013 or 2012.

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

Stock-Based Compensation

The Company maintains a stock-based compensation plan (the “2005 Plan”) to attract and retain talented employees and promote the growth and success of the business by aligning long-term interests of employees with those of shareholders. There are 5 million shares authorized for issuance under the 2005 Plan in the form of stock, stock units, stock options, stock appreciation rights, or cash awards. As of April 30, 2013, the Company had approximately 0.3 million shares of common stock available for future issuance under its 2005 Plan.

Stock Options

The Company grants stock options to employees of the Company with service and/or performance conditions. The compensation cost of stock options expected to vest is based on their fair value at the grant date, net of expected forfeitures, and recognized ratably over the vesting period. The Company uses the Black-Scholes option-pricing model to calculate grant-date fair value of its stock options, including its historical volatility in estimating expected volatility, and historical employee exercise activity and option expiration data to estimate the expected term assumption in its grant-date valuation. The risk-free interest rate assumption is based on U.S. Treasury constant maturity interest rate whose terms are consistent with the expected term of the Company's stock options. The Company has not declared or paid any cash dividends on its Common Stock and does not anticipate that any dividends will be paid in the foreseeable future based upon management intent, and dividend limitation terms of the Company's Credit Facility. All options become exercisable upon a change in control of the Company unless the surviving company assumes the outstanding options or substitutes similar awards for the outstanding awards of the 2005 Plan. The maximum term of options is 10 years from the date of grant. There were no options granted during the respective fiscal years ended April 30, 2013, 2012 and 2011.

The following table summarizes stock option activities for the fiscal year ended April 30, 2013:

	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)
Outstanding at April 30, 2012	388,168	$10.47	$—	5.41
Granted	—	—
Exercised	—	—
Expired or forfeited	(13,140)	$5.71
Outstanding at April 30, 2013	375,028	$10.64	—	4.59
Exercisable as of April 30, 2013	375,028	$10.64	—	4.59
Vested and expected to vest as of April 30, 2013	375,028	$10.64	—	4.59

	Fiscal Year Ended April 30,
	2013	2012	2011
Total intrinsic value of options exercised	$—	$—	$—
Total fair value of options vested	—	345	345
Cash received from exercise of share options	—	—	—
Tax benefit realized from stock options exercised	—	—	—

For the fiscal year ended April 30, 2012 the Company recognized compensation expense related to stock options of $0.4 million. The Company did not recognize any compensation expense related to stock options for the fiscal year ended April 30, 2013.

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

The following table summarizes the service-based stock award activities for employees for the fiscal years ended April 30, 2013, 2012 and 2011:

	Number of Shares	Weighted- Average Grant-date Fair Value
Nonvested at April 30, 2010	1,237,959	$3.57
Granted	838,666	2.29
Vested	(348,240)	3.81
Forfeited	(93,607)	2.86
Nonvested at April 30, 2011	1,634,778	2.90
Granted	846,508	3.44
Vested	(653,447)	2.61
Forfeited	(48,574)	3.26
Nonvested at April 30, 2012	1,779,265	3.25
Granted	811,461	2.93
Vested	(641,709)	3.47
Forfeited	(220,013)	3.18
Nonvested at April 30, 2013	1,729,004	$3.03

For the respective fiscal years ended April 30, 2013, 2012 and 2011, the Company recognized compensation expense related to service-based stock awards of $2.5 million, $3.2 million and $1.8 million, and granted stock awards to employees of 0.8 million, 0.8 million and 0.8 million. As of April 30, 2013, total unrecognized compensation cost related to service-based stock awards of $3.5 million is expected to be recognized over a weighted average period of 2 years.

Note 10: Basic and Diluted Income per Share

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

The following table sets forth the computation of basic and diluted income (loss) from continuing operations per share:

	Fiscal Year Ended April 30,
	2013	2012	2011
Income from Continuing Operations	5,172	$9,389	$1,008
Weighted average shares used in computing basic income per share	48,312	47,766	47,216
Dilutive potential common shares from employee stock options and restricted stock units	748	—	12
Weighted average shares used in computing diluted income per share	49,060	47,766	47,228
Basic and diluted income from continuing operations per share	$0.11	$0.20	$0.02

There were 0.9 million, 2.2 million and 2.1 million potentially dilutive common shares from employee stock options and stock units which were excluded from the diluted weighted average per share calculation for the respective fiscal years ended April 30, 2013, 2012 and 2011 as their effect would be antidilutive.

Note 11: Other Income (Expense), Net

The following table summarizes the detail of Other Income (Expense), net:

	Fiscal Year Ended April 30,
	2013	2012	2011
Realized Foreign Exchange Gains (Losses), net	$(462)	$(249)	$177
Unrealized Foreign Exchange Gains (Losses), net	(448)	(587)	412
Other	(107)	(118)	97
Other Income (Expense), net	$(1,017)	$(954)	$686

Note 12: Income Taxes

The components of the Company's consolidated income (loss) before income taxes consisted of the following:

	Fiscal Year Ended April 30,
	2013	2012	2011
Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes:
United States	$7,085	$1,762	$(2,419)
Foreign	3,216	10,903	6,322
Total	$10,301	$12,665	$3,903

The provision (benefit) for income taxes is comprised of:

	Fiscal Year Ended April 30,
	2013	2012	2011
Federal	$(298)	$(189)	$(993)
State	82	112	30
Foreign	2,260	2,049	2,102
Current Tax Expense (Benefit) (after NOL Benefit of $3,307, $2,040, and $1,228)	2,044	1,972	1,139
Federal	2,674	1,652	549
State	244	(49)	252
Foreign	167	(299)	955
Deferred Tax Expense (Benefit) (Net of Change in Valuation Allowance of $(268), $(1,830), and $(351))	3,085	1,304	1,756
Provision (Benefit) for Income Taxes	$5,129	$3,276	$2,895

The reconciliation between the Company's effective tax rate on income from continuing operations and the statutory tax rate is as follows:

	Fiscal Year Ended April 30,
	2013	2012	2011
Income tax provision (benefit) at federal statutory rate	34.0%	34.0%	34.0%
State and local taxes net of federal tax benefit	2.1	0.3	4.7
Foreign tax rate differential	(0.8)	(2.9)	(0.3)
Change in valuation allowance	(1.7)	(3.9)	5.1
Non deductible/nontaxable items	8.1	7.2	17.4
Foreign earnings not previously subject to U. S. tax	(0.4)	2.2	—
Foreign withholding taxes	2.2	1.0	1.4
Stock based compensation	0.9	0.8	4.5
Tax credits	—	—	(0.8)
Prior year reconciled amounts	6.0	(3.2)	7.0
Examination settlements	—	(10.8)	—
Other, net	(0.6)	1.2	1.2
Income tax provision	49.8%	25.9%	74.2%

Components of the net deferred tax assets (liabilities) consisted of the following:\

	April 30, 2013	April 30, 2012
Current deferred tax assets (liabilities):
Deposits on future sales	$(980)	$(1,445)
Net operating loss carryforwards	1,559	765
Stock-based compensation	655	758
Accrued Settlement	3,332	—
Other current assets	3,324	4,385
Other current liabilities	(160)	(1,083)
Current Deferred Tax Assets	7,730	3,380
Valuation allowance	(326)	(78)
Total Current Deferred Tax Assets	$7,404	$3,302

	April 30, 2013	April 30, 2012
Long-term deferred tax assets (liabilities):
Net operating loss carryforwards	$16,528	$21,373
Accrued settlement	—	3,049
Capital loss carryforwards	469	456
Goodwill	850	969
Fixed assets	(24)	336
Stock-based compensation	1,396	1,097
Intercompany accounts receivable allowances	204	205
Unrealized foreign exchange loss	(2,233)	(2,350)
Intercompany loan	(842)	—
Foreign withholding tax	(614)	—
Other long-term assets	2,907	1,748
Other long-term liabilities	(1,121)	(1,532)
Long-term deferred tax assets	17,520	25,351
Valuation allowance	(7,309)	(7,824)
Long-term deferred tax assets, net	10,211	17,527
Net Deferred Tax Assets	$17,615	$20,829

As of April 30, 2013, the Company had approximately $43.2 million of domestic net operating loss and $33.0 million of state net operating loss carryforwards to offset future taxable income for federal and state income tax purposes. These net operating loss carryforwards expire between fiscal year 2023 and fiscal year 2031. Net operating loss carryforwards in foreign jurisdictions amount to $38.4 million. A valuation allowance of $23.8 million has been provided against these net operating loss carryforwards in certain of the Company's foreign jurisdictions as realization of the tax benefit in those jurisdictions is uncertain. Most of the foreign net operating losses can be carried forward indefinitely, with certain amounts expiring in 2016. The federal, state and foreign net operating loss carryforwards pursuant to the income tax returns filed include uncertain tax positions taken in prior years. The net operating loss carryforwards pursuant to the income tax returns are larger than the net operating loss carryforwards considered more likely than not to be realized in recognizing deferred tax assets for financial statement purposes. The Company also has a capital loss carryover of $1.3 million, for which it has provided a valuation allowance that expires after fiscal year 2017. Utilization of net operating losses may be subject to limitation due to ownership changes and other limitations provided by the Internal Revenue Code and similar state and foreign provisions. If such a limitation applies, the net operating loss may expire before full utilization.

U.S. income and foreign withholding taxes have not been provided on approximately $15.7 million of cumulative undistributed earnings of foreign subsidiaries. We intend to reinvest these earnings for the foreseeable future. If these amounts were distributed to the U.S., in the form of dividends or otherwise, we would be subject to additional U.S. income taxes.

The Company repatriated $1.9 million from one foreign subsidiary in fiscal year 2011 deemed to be a dividend for tax purposes.

The Company is subject to taxation in the United States, various state and foreign jurisdictions. The Company is no longer subject to examinations by tax authorities for years prior to fiscal year 2003.

The table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at April 30, 2013 and 2012 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Equity will be increased by $1.6 million if and when such deferred tax assets are ultimately realized. The Company uses ASC 740 ordering for purposes of determining when excess tax benefits have been realized.

The following is a tabular reconciliation of the total amounts of the Company's unrecognized tax benefits for the years ended April 30, 2013, 2012 and 2011:

Balance as of April 30, 2010	$9,247
Gross increases - tax positions in current period	102
Gross increases - tax positions in prior periods	360
Gross increases in tax positions due to currency fluctuations	87
Balance as of April 30, 2011	9,796
Gross increases - tax positions in current period	114
Gross increases - tax positions in prior periods	33
Gross decreases in tax positions due to currency fluctuations	(47)
Gross decreases - tax positions in prior periods	(3,130)
Balance as of April 30, 2012	6,766
Gross increases - tax positions in current period	140
Gross increases - tax positions in prior periods	415
Gross decreases in tax positions due to currency fluctuations	(9)
Gross decreases - tax positions in prior periods	(54)
Balance as of April 30, 2013	$7,258

The balance of unrecognized tax benefits as of April 30, 2013 was $7.3 million of tax benefits that, if recognized, would affect the effective tax rate and would result in adjustments to other tax accounts, primarily deferred taxes. The Company estimates a reduction in its unrecognized tax benefits of approximately $0.4 million to occur within the next twelve monhts.

Note 13: Fair Value of Financial Instruments

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company selectively utilizes forward exchange rate contracts to hedge its exposure to adverse exchange rate fluctuations on foreign currency denominated accounts receivable and accounts payable. The Company records derivatives at fair value. Historically, such derivatives have consisted primarily of foreign currency forward contracts which have not been designated as hedging instruments for accounting purposes. The Company has therefore marked such forward contracts to market with an unrealized gain or loss for the mark-to-market valuation. Such forward contracts are classified as Level 2 because such measurements are determined using published market prices or estimated based on observable inputs such as future exchange rates. There were no open forward exchange contracts as of April 30, 2013 or 2012. Accordingly, the Company had no financial assets and liabilities that qualified for fair value measurement and disclosure.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Nonfinancial nonrecurring assets and liabilities included on the Company's Consolidated Balance Sheets consist of long-lived assets, including cost-method investments and long-term subordinated notes issued to OMAX, that are measured at fair value and tested and measured for impairment, when necessary.

Cost Method Investment

In fiscal year 2009, the Company entered into an equity purchase agreement in which it acquired a minority interest in Dardi International (“Dardi”), a waterjet manufacturer based in China. As of April 30, 2013, the carrying value of the

Company's investment in Dardi was $3.7 million. The fair value of the Company's investment in Dardi was not estimated as there were no events or changes in circumstances that may have a significant adverse effect on the fair value of the investment, and the Company's management determined that it was not practicable to estimate the fair value of the investment. Further, there are no quoted market prices for the Company's investment, and sufficient information is not readily available for the Company to utilize a valuation model to determine its fair value without incurring excessive costs relative to the materiality of the investment. The Company's cost method investment is evaluated, on at least a quarterly basis for potential other-than-temporary impairment, or when an event or change in circumstances has occurred, that may have a significant adverse effect on the fair value of the investment.

Impairment indicators the Company considers in each reporting period include the following: whether there has been a significant deterioration in earnings performance, asset quality or business prospects; a significant adverse change in the regulatory, economic, or technological environment; a significant adverse change in the general market condition or geographic area in which the investment operates; industry and sector performance; current equity and credit market conditions; any bona fide offers to purchase the investment for less than the carrying value; and factors that raise significant concern, such as negative cash flow from operations or working capital deficiencies. Since there is no active trading market for this investment, it is for the most part illiquid. Future changes in market conditions, the future performance of the investment, or new information provided by Dardi's management could affect the recorded value of the investment and the amount realized upon liquidation. Due to the significant unobservable inputs, the fair value measurements used to evaluate impairment are Level 3 inputs.  There were no impairments identified for the year ended April 30, 2013.

Subordinated Notes

In fiscal year 2010, the Company had an initial fair value measurement of long-term subordinated notes issued to OMAX. These notes were issued to OMAX during the second quarter of fiscal year 2010. These subordinated notes do not trade in an active market and, therefore observable price quotations are not available. In the absence of observable price quotations, the fair value was determined based on a discounted cash flow model which incorporated the effects of the Company's own credit risk in the fair value of the liability. The cash flow assumptions were based on the Company's contractual cash flows and the anticipation that the Company will pay the debt according to its contractual terms and were considered Level 3 inputs. Specifically, in calculating the fair value of these notes, the Company used a four-year maturity date of August 17, 2013 and a discount rate of 10% which was the rate at which management believed the Company could obtain financing of a similar nature from other sources. Since there have been no material changes in the Company's financial condition and no material modifications to the subordinated notes, the estimated fair value of these notes approximates carrying value as of April 30, 2013. The carrying amount of these notes as of April 30, 2013 was $10.6 million. The principal balance and accrued interest on the notes will aggregate to $10.8 million when due in August 2013.

The carrying values of the Company's current assets and liabilities due within one-year approximate fair values due to the short-term nature of these instruments.

Note 14: Business Segments and Geographic Information

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

Segment results are measured based on revenue growth and gross margin. All other expenses and earnings are aggregated and reported on a consolidated basis. It is not practicable to segregate total assets by segment due to reporting system limitations. Total assets for the respective fiscal years ended April 30, 2013 and 2012 were $162.1 million and $167.1 million.

The following table sets forth the revenue and gross margin of operations by reportable segment:

	Fiscal Year Ended April 30,
	2013	2012	2011
Standard Segment:
Sales	$239,413	$230,272	$187,887
Gross Margin	94,052	93,843	78,321
	39%	41%	42%
Advanced Segment:
Sales	19,925	23,496	28,637
Gross Margin	3,870	5,525	6,140
	19%	24%	21%
Total:
Sales	259,338	253,768	216,524
Gross Margin	97,922	99,368	84,461
	38%	39%	39%

The table below represents the Company's sales by category:

	Fiscal Year Ended April 30,
	2013	2012	2011
Standard System Sales	$153,202	$150,456	$117,721
Advanced System Sales	19,925	23,358	28,431
Consumable Parts Sales	86,211	79,954	70,372
	$259,338	$253,768	$216,524

The table below presents the Company's sales to unaffiliated customers and long-lived assets by geographical region:

	Fiscal Year Ended April 30,
Sales by Geographic Region	2013	2012	2011

United States (i)	$139,829	$130,342	$118,882
Europe, Middle East, Africa	50,704	51,429	42,929
Asia Pacific	40,344	41,119	32,011
Latin America	26,061	28,365	20,373
Other Foreign	2,400	2,513	2,329
Total	$259,338	$253,768	$216,524

		April 30,
Long-Lived Assets		2013	2012

United States		$37,828	$43,194
Europe, Middle East, Africa		5,572	5,858
Asia Pacific		1,470	1,562
Latin America		764	907
Other Foreign		—	—
Total		$45,634	$51,521

i.	U.S. sales to unaffiliated customers in foreign countries were $30.7 million, $27.2 million, and $25.5 million in fiscal years 2013, 2012, and 2011, respectively.

The Company recognizes inter-area sales transferred between geographic regions at negotiated prices, but the impact of these inter-area sales have been eliminated in the consolidation.

Note 15: Selected Quarterly Financial Information (unaudited)

Quarterly financial data provides a review of the Company's results and performance throughout the year. The Company's earnings (loss) per share for the full year may not equal the sum of the four quarterly earnings per share amounts because of common share activity during the year. The operating results for any quarter are not necessarily indicative of results for any future period.

Summarized unaudited quarterly financial data was as follow:

	Fiscal Year Ended April 30, 2013
	First	Second	Third	Fourth	Total
Sales	$66,235	$67,038	$67,658	$58,407	$259,338
Gross Margin	24,793	25,420	26,653	21,056	97,922
Income (Loss) From Continuing Operations	2,207	2,175	2,695	(1,905)	5,172
Net Income (Loss)	2,221	2,110	2,611	(1,905)	5,037
Basic Income (Loss) Per Share:
Income (Loss) From Continuing Operations	$0.05	$0.04	$0.06	$(0.04)	$0.11
Net Income (Loss)	$0.05	$0.04	$0.05	$(0.04)	$0.10
Diluted Income (Loss) Per Share:
Income (Loss) From Continuing Operations	$0.05	$0.04	$0.05	$(0.04)	$0.11
Net Income (Loss)	$0.05	$0.04	$0.05	$(0.04)	$0.10

	Fiscal Year Ended April 30, 2012
	First	Second	Third	Fourth	Total
Sales	$60,030	$64,533	$65,808	$63,397	$253,768
Gross Margin	23,120	25,316	26,071	24,861	99,368
Income From Continuing Operations	654	2,731	3,259	2,745	9,389
Net Income	711	2,779	3,316	2,643	9,449
Basic Income Per Share:
Income From Continuing Operations	$0.01	$0.06	$0.07	$0.06	$0.20
Net Income	$0.01	$0.06	$0.07	$0.06	$0.20
Diluted Income Per Share:
Income From Continuing Operations	$0.01	$0.06	$0.07	$0.06	$0.20
Net Income	$0.01	$0.06	$0.07	$0.06	$0.20

Note 16: Subsequent Events

On May 31, 2013, the Company amended its existing Credit Facility Agreement, set to mature on March 2, 2014, and entered into a new four-year Credit Facility Agreement which will mature May 31, 2017. The Company also increased its total commitment under the new Credit Facility to $40.0 million to provide more flexibility given the longer term of the agreement and allow for changes in working capital needs in the future. The Company's financial covenant ratios under the new Credit Facility remain unchanged, allowing the company to maintain a maximum leverage ratio of 2.75x and a minimum Fixed Charge Coverage Ratio of 1.75x. Interest charges continue to be based on the bank's prime rate or LIBOR rate plus a percentage spread between 0.00% and 2.25% and based on the Company's current leverage ratio. All the Company's domestic assets and certain interests in some foreign subsidiaries will continue to be pledged as collateral under the amended four-year Credit Facility.

In addition, on June 7, 2013, the Company announced that its Board of Directors has initiated a process to evaluate strategic alternatives to enhance shareholder value, including, among other things, the potential sale of the Company or other transaction. The Board of Directors has retained a financial advisor to assist it in evaluating these alternatives.
The Company noted that there can be no assurance that the exploration of strategic alternatives will result in any transaction. The Company has not set a timetable for completion of the review process, and it does not intend to comment further regarding the review process unless and until a final decision is made or further disclosure is required by law.

FLOW INTERNATIONAL CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Classifications	Balance at Beginning of Period	Charged to Costs and Expenses	Other	Deductions*	Balance at End of Period
	(In thousands)
Fiscal Year Ended April 30:
Allowance for Doubtful Accounts
2013	$1,124	$338	$—	$(556)	$906
2012	$1,304	$531	$(24)	$(687)	$1,124
2011	$1,152	$434	$25	$(307)	$1,304

*	Write-offs and recoveries of uncollectible accounts

Classifications	Balance at Beginning of Period	Net Change	Balance at End of Period
	(In thousands)
Fiscal Year Ended April 30:
Valuation Allowance on Deferred Tax Assets
2013	$7,902	$(267)	$7,635
2012	$9,732	$(1,830)	$7,902
2011	$10,083	$(351)	$9,732

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (referenced herein as the Exchange Act), we carried out, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of April 30, 2013.

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the current disclosure controls and procedures as of April 30, 2013 were not effective due to the material weaknesses in internal control over financial reporting as described below, at a reasonable assurance level, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms, and controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Notwithstanding the material weaknesses, management including the Chief Executive Officer and the Chief Financial Officer, concluded that the Consolidated Financial Statements included in this Annual report present fairly in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with accounting principles generally accepted in the United States.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of April 30, 2013, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (1992) (or the COSO criteria). As a result of this assessment, management determined that material weaknesses existed in our internal controls as of April 30, 2013 and consequently, as of April 30, 2013, our internal control over financial reporting was not effective.

A material weakness is defined as a deficiency or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses in our internal control over financial reporting are identified as follows:

•
Brazil Control Environment. Management determined that we had a material weakness in the control environment within our Brazilian operations, and in our related monitoring of these operations, that resulted in design and operating control deficiencies, including those related to the physical quantities and valuation of inventory and the preparation and review of income taxes for our subsidiary in Brazil.

•
Response to Whistleblower Allegations. Our controls over whistleblower allegation investigations were improperly designed and were not effective to perform timely investigations into all whistleblower matters with appropriate scope, procedures, and conclusions reached. We have an effective means for employees and third parties to communicate allegations of fraud or other misconduct to our internal compliance group.

Deloitte & Touche LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of April 30, 2013, and its report is included below in this Item 9A.

Changes in Internal Controls

In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, other than the identification of the material weaknesses noted above, there were no changes identified in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Plans for Remediation

We intend to address the material weaknesses identified above by performing the following remediation actions that we believe will improve and strengthen the effectiveness of our disclosure controls and procedures and our internal control over financial reporting including the following:

1.
Inventory management. In the short-term, in Brazil we recently terminated two operations managers, and are in the process of enhancing the finance team in Brazil by complementing a recently placed U.S. Expatriate in Brazil as the Regional Controller, with additional resources with the right level of knowledge of local requirements to improve the design of the controls and enhance the internal controls over our inventory processes. Additionally, management is evaluating the enhancement of its overall monitoring process. Longer-term, we are reviewing alternative software packages for inventory, general ledger and other required modules to minimize the risk inherent in the existing manual processes.

2.
Income taxes. We will retain outside tax advisers that are more knowledgeable in Brazilian tax matters to review our tax provision, deferred taxes and assist in the preparation of our income tax returns so that we may utilize this information in our accounting for income taxes. This review will include an evaluation of our transfer pricing practices and an assessment of our uncertain tax positions in this jurisdiction.

3.
Response to whistleblower allegations. Management is in the process of formalizing its practices and procedures with respect to its response to future whistleblower allegations and presenting these to the Audit Committee. Such procedures will be designed to assure that investigative procedures over all whistleblower allegations are adequately scoped, performed, concluded upon, remediated and documented independently by personnel with the requisite knowledge and training to resolve any issues or concerns raised. To the extent necessary, we will engage third party resources to augment our internal resources.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Flow International Corporation
Kent, Washington

We have audited Flow International Corporation and subsidiaries' (the "Company's") internal control over financial reporting as of April 30, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment:

•
Brazil Control Environment. The control environment within the Company's Brazilian operations, and the related monitoring of these operations, was ineffective, which resulted in design and operating control deficiencies, including those related to the physical quantities and valuation for inventory and the preparation and review of income taxes for the subsidiary in Brazil.

•
Response to Whistleblower Allegations. The Company's controls over whistleblower allegation investigations were improperly designed and were not effective to perform timely investigations into all whistleblower matters with appropriate scope, procedures, and conclusions reached.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended April 30, 2013, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of April 30, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended April 30, 2013, of the Company and our report dated July 30, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Seattle, Washington
July 30, 2013

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding directors and executive officers of the registrant and corporate governance is incorporated herein by reference from our 2013 Proxy Statement.

Item 11. Executive Compensation

Information regarding executive compensation is incorporated herein by reference from our 2013 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding securities authorized for issuance under equity compensation plans, security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference from our 2013 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships, related transactions and director independence is incorporated herein by reference from our 2013 Proxy Statement.

Item 14. Principal Accounting Fees and Services

Information regarding fees paid to our principal accountant and our Audit Committee's pre-approval policies and procedures is incorporated herein by reference from our 2013 Proxy Statement.

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

10.11
First Amendment to Third Amended and Restated Credit Agreement dated as of May 31, 2013, by and among Flow International Corporation as Borrower and Bank of America, N.A., as Lender, Agent, Swing Line Lender and L/C Issuer. (Incorporated by reference to Exhibit 10.1 to the registrant's Form 8-K dated June 6, 2013.)

10.12	Settlement Agreement Including Cross-Licensing Agreement dated March 12, 2009. (Incorporated by reference to Exhibit 10.3 to the registrant's Form 8-K dated March 12, 2009.)
10.13	Employment Agreement dated July 3, 2007 between Flow International Corporation and Charles M. Brown. (Incorporated by reference to Exhibit 99.2 to the registrant's Form 8-K dated July 5, 2007.)
10.14
First Amendment to Employment Agreement dated May 15, 2008 between Flow International Corporation and Charles M. Brown. (Incorporated by reference to Exhibit 99.1 to the registrant's Form 8-K dated May 19, 2008.)

10.15
Severance Agreement by and between Flow International Corporation and Charles M. Brown dated September 21, 2010. (Incorporated by reference to Exhibit 99.1 to the registrant's Form 8-K dated September 23, 2010.)

10.16
Change in Control Agreement by and between Flow International Corporation and Allen Hsieh dated July 1, 2013. (Incorporated by reference to Exhibit 10.1 to the registrant's Form 8-K dated July 1, 2013.)

10.17
Change in Control Agreement by and between Flow International Corporation and Richard A. LeBlanc dated July 1, 2013. (Incorporated by reference to Exhibit 10.2 to the registrant's Form 8-K dated July 1, 2013.)

10.18
Change in Control Agreement by and between Flow International Corporation and John S. LenessLeBlanc dated July 1, 2013. (Incorporated by reference to Exhibit 10.3 to the registrant's Form 8-K dated July 1, 2013.)

21.1	Subsidiaries of the Registrant*
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm*
31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Debt Covenant Compliance as of April 30, 2013*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOW INTERNATIONAL CORPORATION

/s/ Charles M. Brown
Charles M. Brown
President and Chief Executive Officer
(Principle Executive Officer)
July 30, 2013

 Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 30, 2013.

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