Form 10-K/A
period 2013-04-30
FLOW INTERNATIONAL CORP
filed 2013-08-28
CIK 713002

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

The registrant had 48,931,589 shares of Common Stock, $0.01 par value per share, outstanding as of August 28, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: None

FLOW INTERNATIONAL CORPORATION

Explanatory Note:

On July 30, 2013, Flow International Corporation (the “Company” or “Flow”) filed its Annual Report on Form 10-K for the year ended April 30, 2013 (the "Original Filing"). The Original Filing intended to incorporate Part III of Form 10-K by reference to the Company’s definitive proxy statement (to be subsequently filed). This 10-K/A amends the Company’s Form 10-K to provide the disclosure required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 15 of Part IV of the Original Form 10-K Filing has been amended solely to include as exhibits new certifications by our principal executive officer and principal financial officer. The remainder of the Original Filing is unchanged. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Original Filing.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors:

The names of the Company's Directors, accompanied by brief biographies, are listed below. Each biographic summary is followed by a brief summary of certain experiences, qualifications, attributes or skills that led the Board to determine that each individual should serve as a director for the Company. The summaries do not include all of the experiences, qualifications, attributes or skills of the Directors.

Charles M. Brown (age 54) became the President and Chief Executive Officer of the Company on July 16, 2007, when he was also appointed to the Board. His current term as Director expires with the 2013 Annual Meeting. Previously, Mr. Brown was the President and Chief Operating Officer of the Pump, Pool and Spa Divisions at Pentair, Inc., a company with 2006 revenues of approximately $3.15 billion, from April 2005 through October 2006. From August 2003 to February 2005, Mr. Brown was the President and Chief Operating Officer of the Pentair Tools Group (which was acquired by Black & Decker Corporation in 2004). Prior to that, Mr. Brown was the President/General Manager of Aqua Glass Corporation, a Masco Corporation company, from 1996 to August 2003. Mr. Brown received a B.A., Economics and Government, from Cornell University, and an M.B.A. from J.L. Kellogg Graduate School of Management at Northwestern University.

Mr. Brown has broad business experience and is the sole member of management who serves on the Board. He serves a critical role in the communication between the Board and our management team.

Patrick J. Byrne (age 53) was appointed to the Board of the Company in May 2010, and his current term expires with the 2013 Annual Meeting. He was appointed as Chair of the Compensation Committee in January 2011. Mr. Byrne has served as the Vice President of Strategy and Business Development and Chief Technical Officer of Danaher Corporation's test and measurement business (NYSE: DHR) since November 2012. Danaher Corporation designs, manufactures, and markets innovative products and services to professional, medical, industrial, and commercial customers. Prior to that, Mr. Byrne served as Director, President and Chief Executive Officer of Intermec, Inc. from 2007 to May 2012. Prior to joining Intermec as CEO in 2007, Mr. Byrne served as a Senior Vice President and President of the Electronic Measurement Group of Agilent Technologies Inc., a bio-analytical and electronic measurement company, from 2005 to 2007. Prior to 2005, he held various Senior Management positions at Agilent Technologies and Hewlett Packard Company. He currently serves on the Board of Micron Technologies, one of the world's leading semiconductor companies, with memory products in computing, networking, mobile, and embedded applications. Mr. Byrne received a Bachelor of Science Degree in Electrical Engineering from the University of California, Berkeley, and a Master of Science in Electrical Engineering from Stanford University.

Mr. Byrne is an executive of a large public technology company and a former CEO of a public company and has extensive management experience in technology industries and markets which share many of the same characteristics as ours. His extensive international experience and background in managing manufacturing operations and multiple distribution channels are valuable to our CEO as well as to our Board.

Jerry L. Calhoun (age 70) joined the Company's Board of Directors in January 2007, and his current term expires with the 2015 Annual Meeting. In January 2011, Mr. Calhoun was appointed the Chair of the Board of Directors and the Chair of the Governance Committee. Until January 2011, he served as Chair of the Compensation Committee. Mr. Calhoun has been a business consultant for the Ford Motor Company since January 2007. Mr. Calhoun was Vice President, Human Resources with Boeing Commercial Airplanes from 2001 until January 2007. He was previously Vice President of Employee and Union Relations for Boeing. Prior to those positions with the Boeing Company, in 1981 Mr. Calhoun was appointed Deputy Assistant Secretary of the Department of Defense for civilian personnel policy and requirements; and in 1983 he was appointed Principal Deputy Assistant Secretary of the Department of Defense for force management and personnel. In 1985, President Reagan nominated him as Chairman of the Federal Labor Relations Authority, and he was confirmed by the U.S. Senate. He also served as Chairman of the Foreign Service Labor Relations Board until November 1988, when he returned to the private sector with Boeing. Mr. Calhoun has also taught on the faculty of the University of Washington's School of Business Administration, in the areas of labor management relations and human resource systems. He is a member of the board of a number of organizations, including the Labor Industrial Relations Association Group and the Labor and Employment Relations Association. Among the various awards bestowed upon him for his public service, Mr. Calhoun was honored with the U.S. Department of Defense Distinguished Public Service Award. Mr. Calhoun holds a B.A. from Seattle University and a Master's Degree in business from the University of Washington.

Mr. Calhoun has extensive experience in employee relations, compensation programs and human resources. He brings to the Board a wide range of experience in U.S. government and international matters and as well as senior management experience of a large, global, high-technology company. Mr. Calhoun's experience allows him to advise the Board and senior management on key issues of corporate strategy. This is a key skill required for our Board.

Richard P. Fox (age 66) has served as consultant and independent board member since 2001 for companies in various industries. Mr. Fox joined the Company's Board of Directors in 2002 and his current term expires with the 2015 Annual Meeting. He was President and Chief Operating Officer of CyberSafe Corporation, responsible for the overall financial services and operations of the company. Prior to joining CyberSafe, Mr. Fox was Chief Financial Officer and a member of the Board of Directors of Wall Data where he was responsible for the company's finances, operations, and human resources activities. Mr. Fox spent 28 years at Ernst & Young, last serving as Managing Partner of the Seattle Office. He serves on the Board of Directors of Univar Inc., a worldwide chemical distribution company, Acxiom Corporation (NASDAQ: ACXM), an enterprise data, analytics and software as a service company, Premera Blue Cross, a managed care company, and Pendrell Corporation (NASDAQ: PCO), an intellectual property ("IP") investment and advisory firm. Mr. Fox received a B.A. degree in Business Administration from Ohio University and an M.B.A. from Fuqua School of Business, Duke University. He is a Certified Public Accountant in Washington State.

Mr. Fox's extensive service on audit and finance committees, his public accounting experience and Chief Financial Officer service, as well as his service as Managing Partner at Ernst & Young make him especially well qualified to serve on the Audit Committee and as a financial expert. His service on other Boards of Directors gives him a breadth of experience that is helpful to our Board.

Robert S. Jaffe (age 67) was appointed the Company's Board of Directors effective as of August 1, 2011 and his current term ends with the 2014 Annual meeting. On June 20, 2012, Mr. Jaffe became Vice President, General Counsel and Corporate Secretary for Pendrell Corporation (NASDAQ: PCO). He was a partner in the law firm of K&L Gates, and its predecessor, Preston Gates & Ellis, from 1986 until December 31, 2006. From January 2007 to July 2011, Mr. Jaffe was a Special Counsel with K&L Gates. He practiced corporate law, focusing on mergers, acquisitions and reorganizations, and primary outside counsel work. From 2001 until December 31, 2008, he served as co-investment manager for MRM Capital, LLC and a number of its affiliates. Starting July 1, 2007, he also began advising the Family Office established by James E. Coles and continues in that role. He holds both a B.A. and a J.D. from the University of Washington.

Mr. Jaffe served as primary outside counsel for a number of publicly-traded and privately held corporations (including the Company) and is very experienced in dealing with problems inherent to those organizations. He has extensive experience in counseling Boards of Directors as they deal with the challenges they meet in today's marketplace. He currently serves as General Counsel to another public company. Mr. Jaffe's extensive experience in counseling a broad variety of companies and in particular his years of working with the Company uniquely qualify him to guide the Company as a director.

Larry A. Kring (age 72) served as Senior Group Vice President for Esterline Technologies, a global manufacturer of avionics and controls, sensors and systems and advanced materials from 2005 until his retirement in 2008. He joined the Board of Directors in March 2008 and his current term expires with the 2014 Annual Meeting. Prior to joining Esterline, Mr. Kring spent 15 years as President and CEO of Heath Tecna Aerospace Company. He also served as an executive of Sargent Industries, and was General Manager of Cochran Western Corporation. He was a director of Everlast Worldwide and has served three terms on the Aerospace Industries Association's Board of Directors. He holds an M.B.A. from the California State University, Northridge and a B.S. Degree in Aeronautical Engineering from Purdue University.

Mr. Kring is trained as an engineer and has extensive management experience in manufacturing and particularly in the aerospace sector. His management background not only brings manufacturing expertise to the Board, but also qualifies him to sit on the Audit Committee and serve as a financial expert.

Lorenzo C. Lamadrid (age 62) is Managing Director of Globe Development Group, LLC, a firm that specializes in the development of large-scale energy, power generation, transportation and infrastructure projects in China and provides business advisory services and investments with a particular focus on China. Mr. Lamadrid joined the Company's Board of Directors in 2006 and his current term expires with the 2015 Annual Meeting. Mr. Lamadrid is also Chairman of Synthesis Energy Systems (NASDAQ: SYMX), a firm that implements leading technology for the production of clean energy, high value gases and chemicals including synthetic natural gas, methanol, ethanol, and ammonia from low cost fuels. Additionally, Mr. Lamadrid is a member of the International Advisory Board of Sirocco Aerospace, an international aircraft manufacturer and marketer. He previously served as President and Chief Executive Officer of Arthur D. Little, a management consulting company, as President of Western Resources International, Inc., and as Managing Director of The Wing Group, a leading international electric power project-development company. Prior to that, he was a corporate officer of General Electric (“GE”), serving as Vice President and General Manager at GE Aerospace and head of International Operations at GE Aerospace from 1984 to 1992. Mr. Lamadrid holds a dual Bachelor's Degree in Chemical Engineering and Administrative Sciences from Yale University, a Master of Science in Chemical Engineering from the Massachusetts Institute of Technology and an M.B.A. from the Harvard Business School.

Mr. Lamadrid brings experience in international business to the Board. This is essential to us, as over half of our business is outside of North America. His extensive experience in Asia, which is experiencing rapid growth, is particularly helpful to the Company. His background in the aerospace industry also guides us in our Advanced business segment.

Bradley D. Tilden (age 52) was appointed to the Board of the Company in May 2010, and his current term expires with the 2013 Annual Meeting. He was appointed as Chair of the Audit Committee in January 2012. Mr. Tilden was elected Chief Executive Officer of Alaska Air Group, the parent company of Alaska Airlines and Horizon Air, effective May 15, 2012. As Chief Executive Officer, Mr. Tilden leads the nation's seventh-largest airline, with 9,600 employees, 60 destinations and 124 aircraft. He also oversees regional carrier Horizon Air and its 3,200 employees and 48 aircraft serving 39 cities across California, Idaho, Montana, Nevada, Oregon, Washington, Canada and Mexico. Previously, Mr. Tilden served as Alaska Airlines' president. Prior to becoming president, he was Alaska Air Group's chief financial officer and executive vice president of finance and planning, with responsibility for finance, information technology, planning, revenue management and corporate real estate. Before joining Alaska in 1991, he spent eight years with the accounting firm Price Waterhouse in its offices in Seattle and Melbourne, Australia. Mr. Tilden serves on the boards of Pacific Lutheran University and the Chief Seattle Council of the Boy Scouts of America. Mr. Tilden earned a Bachelor's Degree in Business Administration from Pacific Lutheran University and an Executive Master's Degree in business administration from the University of Washington.

Mr. Tilden's has extensive knowledge of accounting and financial expertise, and extensive senior management experience within a large, publicly traded corporation. He is well qualified to serve on our Audit Committee as its Chair and a financial expert as well as the Board of Directors.

Board Leadership

Since 2003, the Company has separate roles of Chief Executive Officer and Chairman of the Board. Mr. Brown, the Chief Executive Officer ("CEO"), is responsible for setting the strategic direction of the Company and for the day to day leadership and performance of the Company. Mr. Calhoun, the Board Chair, sets the agenda for and presides at Board meetings, and coordinates the Board's communication with Mr. Brown and the management of the Company. As the Board Chair, Mr. Calhoun is fully independent. During fiscal year 2011, in connection with the scheduled retirement of Kathryn L. Munro, who had served as the Board's independent Chair since 2004, the Nominating and Governance Committee and the full Board of Directors discussed board leadership in detail and concluded that continuing to separate the Chair from the CEO position facilitates more effective board interaction, and improves management accountability. The Committee and the Board have concluded that although this might be achieved by appointing a lead independent director, the Company and its shareholders would be best served with a fully independent Chair. As a result, the Board appointed Mr. Calhoun as its independent chair in January 2011, to succeed Kathryn L. Munro, who retired from the Board in September 2011, having served the Company since 1996.

Meetings and Committees of the Board of Directors

The Board of Directors held twelve meetings, including five optional conference calls, during the fiscal year ended April 30, 2013. All of the directors attended at least 75% of all Board and Committee meetings. The numbers of meetings by each Committee of the Board is described below.

The Company typically schedules a Board Meeting in connection with the Annual Shareholder Meeting. The Company expects that all directors will attend, absent a valid reason, such as a schedule conflict. Last year, all members of the Board of Directors attended the Annual Meeting.

The Board has three standing committees to facilitate and assist the Board in the execution of its responsibilities. In addition, from time to time, the Board may appoint ad hoc subcommittees to examine special projects or situations. The standing committees are currently the Audit Committee, the Compensation and Plan Administrator Committee and the Nominating and Governance Committee. In accordance with NASDAQ's listing rules, all the committees are comprised solely of non-employee, independent Directors. The charter of each committee is available in print to any shareholder who requests it, and on the Company's website as noted below. The table below shows the fiscal year 2014 membership for each of the standing Board committees.

Audit	Compensation and Plan Administrator	Nominating and Governance
Bradley D. Tilden *	Patrick J. Byrne *	Jerry L. Calhoun *
Richard P. Fox	Jerry L. Calhoun	Richard P. Fox
Robert S. Jaffe	Larry A. Kring	Robert S. Jaffe
Larry A. Kring	Lorenzo C. Lamadrid	Lorenzo C. Lamadrid

*	designates committee chairs

Audit Committee. The primary function of the Audit Committee is to assist the Board of Directors in its oversight of the integrity of financial information provided to shareholders and others, its review of the adequacy of the system of internal controls established by the Company and its monitoring of the audit process. In performing these functions, the Audit Committee reviews the Company's financial reporting process and internal controls and reviews and appraises the audit efforts of the Company's independent registered public accounting firm and the Company's internal audit function. The Audit Committee also provides open lines of communication between the directors, the independent registered public accounting firm, the leader of internal audit, the leader of finance, and senior management of the Company. The Board of Directors has approved a written Charter for the Audit Committee, which is published on the Company's website at http://www.flowwaterjet.com/en/investors/corporate-governance.aspx. Among other things, the Audit Committee Charter requires that members of the Committee be independent of management, free of any relationship that would interfere with their independent judgment and have a minimum level of financial competency. For fiscal year 2013, all of the members are experienced in financial matters. The members of the Audit Committee, in addition to the foregoing criteria, meet the additional criteria of Exchange Act Rule 10A-3 that they neither (1) accept any direct compensation from the Company other than director and committee fees and pension or other deferred compensation for prior service, nor (2) are affiliated persons of the Company. For fiscal year 2013, the Board of Directors determined that three Audit Committee members, Bradley D. Tilden, Richard P. Fox and Larry A. Kring, are “audit committee financial experts” as defined in the rules of the Securities and Exchange Commission (“SEC”). The Audit Committee held four meetings in fiscal year 2013.

Compensation and Plan Administrator Committee. The primary function of the Compensation and Plan Administrator Committee is to assist the Board of Directors to ensure that all officers and key management personnel of the Company and its subsidiaries are effectively compensated in terms of salary, supplemental compensation, and benefits which are internally equitable and externally competitive. The Committee establishes and maintains a competitive, fair, and equitable compensation and benefits policy designed to retain personnel, to stimulate their useful and profitable efforts on behalf of the Company, and to attract necessary additions to the staff with appropriate qualifications. The Committee also acts as Administrator of the Company's stock incentive plans, determining the terms, amounts and recipients of stock grants. There were five meetings of the Compensation and Plan Administrator Committee during fiscal year 2013. The Charter for the Committee is available at the Company's website at http://www.flowwaterjet.com/en/investors/corporate-governance.aspx.

Nominating and Governance Committee. The primary function of the Nominating and Governance Committee is to assist the Board of Directors in matters of Board organization and composition and to identify and recommend to the Board individuals to fill vacancies on the Board. The Nominating and Governance Committee met four times during fiscal year 2013. The Charter for the Committee is available at the Company's website at http://www.flowwaterjet.com/en/investors/corporate-governance.aspx.

Information on the Company's website, however, does not form a part of this Annual Report on Form 10-K/A.

Compensation Committee Interlocks and Insider Participation

The Compensation and Plan Administrator Committee (the “Compensation Committee”) is comprised entirely of independent directors. During fiscal year 2013, none of the Company's executive officers served as a member of a compensation committee or board of directors of any other entity which had an executive officer serving as a member of the Company's Board of Directors.

Nominations for Directors

There have been no changes to the process for nomination of directors set forth in the Company’s 2012 Proxy Statement.

Executive Officers

The executive officers of the Company are:

Name	Age	Position
Charles M. Brown	54	President and Chief Executive Officer
Ronald B. Cooper	57	Executive Vice President, Design, Delivery and Services
Mohamed Hashish	66	Senior Vice President of Technology
Allen M. Hsieh	53	Vice President and Chief Financial Officer
Richard A. LeBlanc	58	Executive Vice President, Sales and Marketing
John S. Leness	53	General Counsel and Corporate Secretary
Daric M. Schweikart	53	Vice President and Chief Information Officer
Theresa S. Treat	56	Vice President, Human Resources

Each executive officer of the Company is elected or appointed annually by the Board of Directors.

Charles M. Brown (biographical information for Mr. Brown appears above).

Ronald B. Cooper joined the Company in 2012 as the Interim Vice President of Operations. In March 2013, he was appointed to Executive Vice President, Design, Delivery and Services with responsibility for worldwide operations of our Standard Segment. Mr. Cooper brings more than 25 years of General Management experience plus 10 years of high level operations related consulting experience to Flow. Most recently, he held executive positions at Creativity Inc., Leslie Rudd Investment Co., and ImproveNet, Inc. Mr. Cooper has extensive experience in manufacturing businesses including Black and Decker from 1992 to 1999 and General Electric from 1988 to 1992. He is a graduate of the University of Chicago with a Master's degree in Business Administration in addition to a bachelor's degree in Political Science/International Relations from the University of California.

Mohamed Hashish, Ph.D. joined the company in 1979 and is now Senior Vice President of Technology. In 1980 Dr. Hashish invented the abrasive waterjet process. Dr. Hashish is a fellow of the American Society of Mechanical Engineers and an affiliate professor at the University of Washington, Seattle, WA. Dr. Hashish graduated from the Mechanical Engineering Department of Alexandria University in Egypt and obtained his Ph.D. in Mechanical Engineering from Concordia University, Montreal in 1977.

Allen M. Hsieh joined the Company in December 2008 as interim Chief Financial Officer and in May 2009 was appointed Vice President and Chief Financial Officer. Prior to joining the Company, from 2003 to 2007, Mr. Hsieh was with InfoSpace, Inc., a publicly traded provider of online and mobile media products and services, most recently as Chief Financial Officer. From 2000 to 2003, Mr. Hsieh was Vice President, Finance at Terabeam Corporation, a provider of broadband wireless technology equipment and services. He was with PricewaterhouseCoopers LLP from 1985 to 2000, where he was a partner beginning in 1998. Mr. Hsieh has a B.A. in Business Administration from the University of Washington.

Richard A. LeBlanc joined the Company in 1994 as Vice President of Sales. Mr. LeBlanc became Executive Vice President in August 1998 and has been responsible for various departments over the years including Sales, Technical Service, Project Management, Marketing and Surface Preparation (Industrial Cleaning). His present position is Executive Vice President, Sales and Marketing. Prior to joining the Company, Mr. LeBlanc was employed by the ASI Robotic Systems Division of Cargill Detroit Corporation for 10 years, beginning in direct sales and then moving into the position of Manager of Sales and Marketing.

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

Daric M. Schweikart, Vice President and Chief Information Officer, joined the Company in June 2009 and is responsible for leading Information Technology at Flow. Prior to joining Flow, Mr. Schweikart held senior management positions at PEMCO, TrueBlue, Inc. (formerly Labor Ready), Washington Mutual and other Pacific Northwest companies. He is a graduate of Western Washington University with a B.A. in Accounting and Computer Science.

Theresa S. Treat joined the Company in December 2006 as Vice President, Human Resources. Prior to joining the Company, Ms. Treat was Vice President of Human Resources at Cutter & Buck, Inc., and has more than 30 years of experience in human resources, serving at Onvia, Inc., Pointshare, Inc., Nextlink Communications, and Horizon Airlines. She also served as a labor negotiator for employees in the state of Alaska from 1983 to 1990. Ms. Treat currently serves on the Board of Directors of Athletes For Kids, a non-profit organization. Ms. Treat has a Master's Degree in Labor and Industrial Relations and a Bachelor's Degree in Industrial and Organizational Psychology, both from the University of Illinois.

Risk Oversight

The Board oversees management's evaluation and planning for risks the Company faces. This oversight is conducted primarily through committees of the Board, as disclosed in the descriptions of each of the committees above and in the charters of each of the committees, but the full Board has retained responsibility for general oversight of risks. Management regularly discusses risk management at its internal meetings and reports to the Board the risks that it thinks are most critical and what it is doing in response to those risks. The Board selects key risks and assigns them to the relevant standing committee for detailed examination and the committee reports its finding back to the Board as a whole. The Board also exercises oversight by reviewing key strategic and financial plans with management at each of its quarterly meetings. The Board's risk oversight function is coordinated by the full Board, under the leadership of the independent Chair of the Board, and the Board does not believe that this oversight has any effect on the separation of the role of Chair from CEO, discussed above.

Shareholder Communication with the Board of Directors

Although the Company has not developed formal processes by which shareholders may communicate directly with directors, it believes that the informal process, in which any communication sent to the Board, either generally or in care of the CEO, Corporate Secretary, or another corporate officer, is forwarded to all members of the Board, has served the Board's and the Company's shareholders' needs. There is no screening process, and all shareholder communications that are received by officers for the Board's attention are forwarded to the Board. Unless any other procedures are developed and posted on the Company's corporate website, any communication to the Board should be mailed to the Board, in care of the Company's Corporate Secretary, at the Company's headquarters in Kent, Washington. The mailing envelope must contain a clear notation indicating that the enclosed letter is a “Shareholder-Board Communication” or “Shareholder-Director Communication.” All such letters must identify the author as a shareholder and clearly state whether the intended recipients are all members of the Board or just certain specified individual directors. The Secretary will make copies of all such letters and circulate them to the appropriate director or directors.

Professional Conduct Policy

The Company has adopted a professional conduct policy, which it refers to as the “Guide to Ethical Conduct.” The Guide to Ethical Conduct has been translated into 9 different languages. All of the Company's employees worldwide have received a copy of, and have been trained on the Guide to Ethical Conduct. The Company conducts annual refresher training on the Guide to Ethical Conduct. The Guide to Ethical Conduct is intended to meet the requirements of a code of ethics as set forth in Item 406(b) of Regulation S-K and the Guide to Ethical Conduct applies to all of the Company's directors and employees, including its principal executive officer, principal financial officer and the principal accounting officer. The professional conduct policy is posted on the Company's corporate website at http://www.flowwaterjet.com/en/investors/corporate-governance.aspx.

The Company intends to disclose any amendments to the professional conduct policy (other than technical, administrative or non-substantive amendments), and any waivers of a provision of the professional conduct policy for the Company's executive officers, on the corporate website at http://www.flowwaterjet.com. Information on the Company's website, however, does not form a part of this Annual Report on Form 10-K/A.

Compliance with Section 16 (a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock. Officers, directors and greater-than-ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and representations that no other reports were required, during the fiscal year ended April 30, 2013, all Section 16(a) filing requirements were complied with.

Item 11. Executive Compensation

We have designed our executive compensation program to attract and retain highly qualified executives, to reward Company and individual performance and to align the interests of our executives with our shareholders. The Compensation Discussion and Analysis below describes the elements of our executive compensation plan and our reasons for the plans' structures. Key elements of our executive compensation are base salary, short term cash incentive compensation, and long term equity compensation awards. Key considerations for each of these are as follows:

•
Company executives have shared the effect of the recession by electing to temporarily reduce their base salaries. Base salaries were restored to pre-recession levels but not increased during fiscal year 2012 or fiscal 2013 (other than in connection with a Company-wide 3% pay increase in April 2011). For 2014 we have carefully reviewed salaries and made market adjustments to be sure they are consistent with pay at peer companies.

•
During the recession, when the Company's performance suffered, executives did not receive bonuses. Executives did not receive bonuses for fiscal year 2013, in spite of record revenues for the first 3 quarters of the year and overall profitability for the full year because the 8% operating profit target for the fiscal year had not been met. Future bonuses will continue to depend on the achievement of annual targets based on operating profit margin.

Compensation Discussion and Analysis

Introduction. The Compensation Committee establishes and directs the administration of all programs under which executive compensation is paid or awarded to the Company's executive officers and incentive-eligible employees. The Compensation Committee also evaluates the performance of our Chief Executive Officer (“CEO”) and assesses the overall effectiveness of the Company's executive compensation programs.

Compensation Program Objectives.  The objective of the Company's compensation programs is to provide compensation and benefits that are competitive, equitable and consistent with our commitment to provide a work environment promoting teamwork, outstanding performance and corporate pride. The compensation programs are designed to reward near term financial performance, long term increases in shareholder value and to retain key executives and employees.

Fiscal Year 2013. During fiscal year 2013, the Company reported record revenues in the first 3 quarters of the year and was profitable, but the Company did not achieve its 8% operating income target, and executives did not receive bonuses or salary increases.

In fiscal year 2013, the Compensation Committee reviewed executive compensation levels. In light of economic circumstances and the fact that executives had not received salary increases or bonuses for five years, the Compensation Committee sought to ensure that Company executive compensation was at competitive levels. The Compensation Committee retained an outside compensation consultant. The consultant compared (i) executive salaries, (ii) the combination of salaries and target bonus levels and (iii) the combination of salaries, target bonus and target equity grants with peers and with survey data. The Company selected its peer group companies using the following criteria: (a) the company was publicly traded; (b) the company was headquartered in the U.S.; (c) the company was in the Industrial Manufacturing Industry; and (d) the company had annual revenue ranging between $100 million and $400 million. These criteria resulted in a peer group of 20 companies, consisting of the following: Alamo Group, Inc. (ALG); Ampco-Pittsburgh Corp. (AP); Badger Meter, Inc. (BMI); CECO Environmental Corp. (CECE); Flanders Corp. (FLDR); Hardinge, Inc. (HDNG); Hurco Companies, Inc. (HURC); Kadant, Inc. (KAI); L.B. Foster Co. (FSTR); Lindsay Corp. (LNN); Material Sciences Corp. (MSC); MFRI, Inc. (MFRI); NN, Inc. (NNBR), Presstek, Inc. (PRST), RBC Bearings, Inc. (ROLL); Rofin-Sinar (RSTI); Sun Hydraulics Corp. (SNHY); Synalloy Corp. (SYNL), The Gorman-Rupp Co. (GRC); and Thermadyne Holdings Corp. (THMD). Peer data was derived from proxy statements and other public filings. After reviewing the data assembled for it, the Compensation Committee adjusted the base compensation of certain executives for fiscal 2014 to ensure that executive compensation, including salary, bonus and equity compensation, was competitive with peer group medians.

Elements of Executive Compensation. The elements of executive compensation during fiscal year 2013 were base salary, short-term incentive awards and long-term incentive awards. There were no short-term incentive program payouts during fiscal year 2013. We describe each of these elements below. While the elements of compensation described below are considered separately, the Compensation Committee takes into account the full compensation package afforded by the Company to each executive, including salary, targeted incentive compensation, equity compensation and other benefits. In reviewing the individual performance of the executives whose compensation is detailed elsewhere in this Annual Report on Form 10-K/A, the Compensation Committee works with the Company's Human Resources group, and takes into account the views of the CEO (other than in a review of the CEO himself).

Base Salaries. The Compensation Committee believes that base salaries should be competitive with relevant organizations with similar complexity, and internally consistent based upon each position's assigned responsibilities. Individual salary determinations are made considering qualifications, experience and performance. Base salaries of the executive officers, other than for the CEO, were determined by the Compensation Committee using the CEO's recommendations. The base salaries of all Company executives had been reduced beginning in May, 2009 by 10% (Charles Brown, CEO, took a 5% reduction in March 2009, and an additional 10% in May 2009 for a total 15% reduction), and vacation and sick leave benefits as well as Company contributions to the 401(k) plan were stopped as recession countermeasures. Base salaries for executives were restored to pre-recession levels after the pay and benefits of other employees had first been restored in fiscal year 2011. Prior to fiscal year 2014 the Compensation Committee had not made any upward adjustments to base salaries since base salaries were restored to pre-recession levels in fiscal year 2011, except in cases where an individual's responsibilities had changed or in connection with a Company-wide 3% pay increase in April 2011. In fiscal year 2014 the Compensation Committee adjusted base salaries of several executives whose compensation had fallen below median levels at peer companies.

Short-Term Incentive and Profit Sharing Plans. We believe it is important that those who are directly involved in contributing to the achievement of the Company's goals should have a meaningful portion of their total compensation opportunity tied to those goals. Executive officers and other key management and technical positions have a portion of their total compensation at risk, contingent upon meeting predefined short-term corporate, business unit and individual goals. Senior executives, who have a greater opportunity to contribute to the Company's goals, have a greater portion of their compensation at risk.

The Short-Term Incentive Plan, which was in effect from fiscal year 2009 to 2011, emphasized the achievement of financial goals. Executives' target bonus levels were 40 percent of base salary, the Chief Financial Officer's and Executive Vice President, Sales and Marketing's target was 45 percent, and the CEO's target was 70 percent. Payouts could range from zero to two times the target amount, depending on achievement of goals. For executive officers, 80 percent of their short-term incentive award was to be based on the Company's achievement of company financial goals and 20 percent was based on the achievement of individual goals. For fiscal year 2011, as in fiscal years 2010 and 2009, payment of any short term incentives was based on the Company's operating income returning to 2008 levels. Since the operating income goal was not achieved, there were no payments of short-term incentives in fiscal year 2011 whatsoever.

For fiscal year 2012, the Company adopted a Profit Sharing Plan (“PSP”) that replaced the prior Short-Term Incentive Plan. Payment of incentives under this plan initially required a minimum operating income of $12 million and operating profit margins of 5% for a payout at 50% of target, $20 million and 8% for a payout at target, and $30 million and 11% for a payout at two times the target amount. These targets were amended in October 2011 to require at least $20 million in operating income and operating income exceeding 8% of revenue. The Company believed that these targets better aligned executives' incentives with shareholders. Since these targets were not met, there were no payments of short-term incentives in fiscal year 2012.

For fiscal years 2013 and 2014 the Company has modified the PSP so that all employees other than executives receive payouts on a quarterly basis as quarterly targets are met. Funding the PSP begins as operating income exceeds 8% of sales in a quarter. Executives only will receive payments at the end of the fiscal year based on funding of the PSP of operating income in excess of 8% each quarter. Executives' target bonus levels are set at 40-45% of base salary, and the CEO's target is set at 70% of base salary. Since these targets were not met, there were no payments of short-term incentives in fiscal year 2013.

Long-Term Compensation.  We also believe that executive officers and other key management positions should have a meaningful portion of their total compensation linked to sustained performance and to increasing long-term shareholder value. The Company has adopted, and the shareholders have approved, the 2005 Equity Incentive Plan which allows for the award of equity in the form of stock options, stock, stock units or stock appreciation rights. The 2005 Equity Incentive Plan serves as a framework for the Compensation Committee to establish sub-plans or procedures governing the grants of equity to employees, directors and consultants of the Company.

The Compensation Committee normally uses restricted stock for executive compensation believing it has a role in retention and alignment with shareholders. Stock ownership serves as a retention tool, and provides a strong incentive to manage the Company for maximum share value.

Beginning with fiscal year 2009, the Compensation Committee adopted the present Equity Incentive Plan (“EIP”) under the 2005 Equity Incentive Plan. The purpose of the EIP is to provide a framework for the grant of stock to executives who assist the Company in meeting the Company's long-term financial goals and to align the interests of executives with the Company's shareholders. Under the plan, executives have the opportunity to receive restricted stock and options. Participating executives are assigned a target award. The size of the target EIP award is based on the participant's level in the organization. For executive officers, the target EIP award is set at 40% of their base salary and for the Chief Executive Officer the target award is set at 200% of base salary. These actual awards may be modified up or down by 35% from the target amount depending on the participant's performance during the preceding year, and the potential value of their contributions during the upcoming year. Both the options and restricted stock vest in equal annual installments over a four-year period. In June 2009, EIP awards for executive officers who reported directly to the CEO were made two-thirds in the form of restricted shares and one-third in the form of options. However, due to the decrease in the price of the Company's stock, all grants in succeeding years have been in the form of restricted shares. EIP awards to executive officers in June of 2010, 2011 and 2012 were made at target amounts. EIP awards for 2013 (except to the CFO) were made at one half target amounts as there were insufficient shares available for grant under the Company's equity plan for full grants.

The Compensation Committee believes that a portion of the equity granted to executives should be based on the performance of the Company. In June 2011, one half of the EIP award to the CEO only began to vest based on the achievement of operating income targets for fiscal year 2012. Half of that portion began to vest if the Company met a $12 million operating income target, with full vesting of that portion at a $19 million operating income target. Based on the Company's operating income for fiscal year 2012, in the aggregate, 70% of the CEO's equity grant from June 2012 is now vesting over a four-year period.

For fiscal year 2013 the Compensation Committee extended the scope of performance-based equity awards. One-half of the EIP award granted to the CEO in June 2012 only began to vest if the Company meets an operating income target of $18 million, scaling up to the entire award at a target of $24.2 million. If the Company's operating income exceeded $28 million, an additional amount of shares equal to 20% of the EIP award began to vest. Executive officers' EIP award also had performance target. An additional grant of shares began to vest equal to 20% of the original grant, if operating income exceeded $24.2 million, increasing up to an additional 35% if operating income exceeded $28 million. Since these targets were not met, there were no additional grants to the CEO and executive officers, and one half of the EIP award granted to the CEO in June 2012 was canceled.
For fiscal year 2014, since equity awards were limited by available shares, executives did not receive an award with a performance target. One half of the CEO's award, however, is subject to a performance condition.
Other Benefits. Executives also receive reimbursement for fees paid for financial planning services. In fiscal year 2010 some executives received automobile allowances. In fiscal year 2011, to standardize benefits for all executive officers, separate payments for automobile allowances ended for all executives other than the CEO, beginning June 2010, and base salaries were adjusted accordingly. The Company provides a 401(k) plan as a retirement benefit and health insurance for all of its U.S.-based employees. Company contributions to the 401(k) plan were suspended in March 2009 as a recession countermeasure and were restored in September 2010.

Change In Control. Prior to July 2013, in order to promote retention of senior executives, the Company had a policy that in the event an executive was terminated without cause following a change in control, that executive would receive one year of salary and target bonus and all outstanding unvested equity awards would immediately vest.
To promote the retention of its employees during its previously announced strategic alternative review process, effective July 1, 2013, the Company has adopted a series of change in control arrangements that replaced the Company's previous severance policy. These arrangements include a policy that provides for one week of severance pay for each completed year of service for employees in countries where there are no other statutory severance requirements and who are terminated in the year following a change in control. In addition, change in control agreements were entered into with certain key employees. These change in control agreements provide that, if there is a change in control and the individual's employment is terminated without cause within one year after the change in control, the individual will receive a severance payment ranging from six to eighteen months of base salary, plus COBRA coverage, and the immediate vesting of any outstanding and unvested equity awards. The change in control agreements included agreements dated as of July 1, 2013 (the “Executive Change in Control Agreements”) with the Company's senior management (other than its CEO). The Executive Change in Control Agreements provide that if there is a change in control and the individual's employment is terminated without cause, or the individual resigns for good reason (as defined in the agreements), in either case within one year after the change of control, the individual will receive eighteen months base salary, plus COBRA coverage and the immediate vesting of any outstanding and unvested equity awards.
See below “Potential Payments upon Termination or Change in Control” under “Executive Compensation” for quantitative information as of the end of the fiscal year.

Chief Executive Officer Compensation. On September 21, 2010, the Company and Charles M. Brown, the Company's President and Chief Executive Officer entered into a Severance Agreement (the “Severance Agreement”) to replace the Employment Agreement dated July 3, 2007, as amended on May 15, 2008 (the “Employment Agreement”), that was originally entered into when Mr. Brown joined the Company.

The Employment Agreement provided for a fixed term of employment. The Company and Mr. Brown desire that Mr. Brown continue his employment relationship with the Company on an at-will basis and without a definite term. Accordingly, the Employment Agreement has been terminated and the Company and Mr. Brown have entered into the Severance Agreement, which provides for severance payments that are substantially similar to what was provided for in the Employment Agreement (as described below).

Mr. Brown's current compensation includes:

▪	an annual base salary of $500,000;

▪	an annual performance-based bonus set at a target of 70% of base salary (but not more than 140% of base salary);

▪
the ability to participate in the EIP and acquire an annual grant of stock options and shares of restricted stock having an aggregate target value equal to 200% of base salary. During fiscal years 2012, 2013 and 2014, Mr. Brown received his grant in restricted shares, half of which vest only if certain company performance targets are met. Mr. Brown's grant of shares in 2014 was one half of his target grant because there were insufficient shares remaining in the Company's equity plan; and

▪
in June 2013, Mr. Brown was awarded 68,741 shares (the “Base Grant”). If the Company achieves $14.8 million in operating income in fiscal 2014, Mr. Brown will receive an additional grant of shares that will increase ratably from 50% to 100% of the amount of Base Grant as operating income increases to $20.0 million. If the Company exceeds $20.0 million in operating income Mr. Brown will receive an additional grant of shares equal to 40% of the Base Grant, increasing ratably up to a maximum additional 70% if the Company achieves $23.1 million in operating income. These additional shares will vest over the same four year period.

Mr. Brown is also eligible to participate in life insurance, health insurance, 401(k) and similar benefit plans of the Company.

The Severance Agreement provides that if Mr. Brown's employment with the Company terminates by reason of disability, by reason of the termination of Mr. Brown's employment by the Company for Cause, or by reason of the resignation of Mr. Brown other than for good reason, then Mr. Brown will be entitled to receive any accrued salary, any earned bonuses or compensation and any other entitlements earned by Mr. Brown or that otherwise are owed as of the date of termination to the extent not already paid (the terms “disability”, “cause” and “good reason” are defined in the Severance Agreement). In the event that Mr. Brown's employment with the Company terminates by reason of death, then the Company shall pay to Mr. Brown's estate the same payments previously described and the Company shall also provide for immediate vesting in all outstanding stock options and restricted stock awards.

In the event that Mr. Brown's employment is terminated within one year after a change in control (as defined in the Severance Agreement) other than for cause or by resignation of Mr. Brown for good reason, then Mr. Brown is generally be entitled to receive as severance two years of the then-current base salary, two annual bonuses, and reimbursement for two years of premiums paid for life, hospitalization and disability insurance plan coverage.

Executive Vice President Compensation. Ron Cooper joined the Company in 2012 as the Interim Vice President of Operations. Mr. Cooper's responsibilities increased in 2013 and he is now Executive Vice President, Design, Delivery and Services. Mr. Cooper is an independent consultant and is not an employee of the Company. Mr. Cooper's compensation consists of a monthly fixed fee plus reimbursement of expenses. In 2013, Mr. Cooper also received a 75,000 grant of shares, of which one-third are time vested and two-thirds are performance vested.
Risk Assessment. In connection with the Company's overall enterprise risk assessment process described above, Company management and the Compensation Committee specifically reviewed the potential effects that the Company's compensation plans and programs might have on the Company. The Compensation Committee examined whether any program created an incentive for management to take excessive risk. The Compensation Committee concluded that there was no incentive to take excessive risk and that none of these plans or programs is likely to have a material adverse effect on the Company.

Conclusion. The Compensation Committee believes that the executive compensation policies and practices it has adopted will serve the interests of the shareholders and the Company effectively. The Compensation Committee also believes that the Company's compensation programs provide motivation for executive officers to contribute to the Company's future success and balance both the short and long-term interests of our shareholders. The Compensation Committee will continue to monitor the effectiveness of the Company's total compensation program to meet the ongoing needs of the Company.

Compensation Committee Report

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management, and based on such review and discussions, the Compensation Committee recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A.

COMPENSATION AND PLAN
ADMINISTRATOR COMMITTEE

Patrick J. Byrne - Chairman
Jerry L. Calhoun
Larry A. Kring
Lorenzo C. Lamadrid

Executive Compensation

Summary Compensation Table

The following table shows all fiscal year 2013 and, where applicable, 2012 and 2011 compensation paid by the Company to our Chief Executive Officer, Chief Financial Officer and the other three most highly paid executive officers based on total fiscal year 2013 compensation. All individuals listed in the following table are referred to in this Annual Report on Form 10-K/A as the “Named Executive Officers.”

Name and Principal Position	Year	Salary ($)(1)		Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($) (5)	Total ($)

Charles M. Brown	2013	500,000		—	860,625	—	—	20,758	1,381,383
Principal Executive Officer	2012	500,000		—	1,119,736	—	—	14,492	1,634,228
	2011	468,278		—	841,912	—	—	10,374	1,320,564

Allen M. Hsieh	2013	262,038		—	375,954	—	—	12,500	650,492
Principal Financial Officer	2012	262,038		—	117,365	—	—	13,065	392,468
	2011	243,315		—	82,506	—	—	7,569	333,390

Ronald B. Cooper	2013	221,290	(6)	—	279,000	—	—	—	500,290
Executive VP, Design, Delivery
and Services

Mohamed Hashish	2013	203,341		—	142,000	—	—	9,150	354,491
Sr. VP of Technology

Richard A. LeBlanc	2013	250,000		—	213,000	—	—	11,250	474,250
Executive VP,	2012	266,036	(7)	—	109,427	—	—	14,470	389,933
Sales and Marketing	2011	261,842	(8)	—	79,882	—	—	11,150	352,874

_________________________

(1)
The base salaries of all Flow executives had been reduced beginning in May, 2009 by 10% (Charles Brown, CEO, took a 5% reduction in March, and an additional 10% in May for a total 15% reduction) as recession countermeasures. Base salaries for executives were restored to pre-recession levels in October 2010, after the pay and benefits of other employees had first been restored. There were no upward adjustments to base salaries, except in cases (a) when an individual's responsibilities had changed, (b) in connection with a Company-wide 3% pay increase in April 2011, and (c) when separate automobile allowances were converted into salaries. Mr. LeBlanc was promoted to executive officer in 2010. In his previous position, as a sales manager, he received commission based on revenue. As the Company's executive, Mr. LeBlanc is no longer eligible to receive commissions, but, as disclosed, earned commissions in fiscal years 2011-2012.

(2)
This column represents the aggregate grant date fair value of stock awards granted to each of the named executive officers in fiscal year 2013 and, where applicable, fiscal years 2012 and 2011, in accordance with ASC 718 - Compensation - Stock Compensation. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information, refer to Note 11 - Stock Based Compensation of the Notes to the Consolidated Financial Statements included in Item 8 of Part II of our fiscal year 2013 Form 10-K. These aggregate grant date fair value of the awards granted does not correspond to the actual value that will be recognized by the named executive officers. Information regarding the shares of restricted stock granted to our named executive officers during fiscal year 2013 is set forth in the Grants of Plan-Based Awards Table.

(3)	This column represents the aggregate grant date fair value of stock options granted to each of the named executive officers. No stock options were granted in fiscal years 2011-2013.

(4)
For fiscal years 2013, 2012 and 2011, the financial goals set forth in the Short-Term Incentive and Profit Sharing Plans were not achieved and no payment was made under these plans. For additional information on the determination of the amounts related to Non-Equity Incentive Plan Compensation, see the discussion above in the Compensation Discussion and Analysis entitled, “Short-Term Incentive and Profit Sharing Plans”.

(5)
These amounts represent financial planning, automobile allowance, and 401(k) matching funds. The amounts for fiscal year 2013 for Messrs. Brown and LeBlanc include $13,558 and $11,250 401(k) matching funds, respectively.

(6)
Ron Cooper joined the Company in 2012 as the Interim Vice President of Operations. Mr. Cooper's responsibilities increased in 2013 and he is now Executive Vice President, Design, Delivery and Services. Mr. Cooper is an independent consultant and is not an employee of the Company. Mr. Cooper's compensation consists of a monthly fixed fee plus reimbursement of expenses. In 2013, Mr. Cooper also received a 75,000 grant of shares, one-third of which are time vested and two-thirds of which are performance vested.

(7)	This amount includes a $16,036 commission.

(8)	This amount includes a $34,671 commission.

Grants of Plan-Based Awards

The following table provides information about equity and non-equity awards granted to the named executive officers in fiscal year 2013. In the columns described as Estimated Future Payouts Under Non-Equity Incentive Plan Awards, this table quantifies potential awards under the Profit Sharing Plan discussed in the Compensation Discussion and Analysis section which was in effect in fiscal year 2013. In the columns described below as Estimated Future Payouts Under Equity Incentive Plan Awards, this table quantifies awards made to named executive officers under the Equity Incentive Plan (long-term compensation) discussed in the Compensation Discussion and Analysis section.

					All Other	All Other
					Stock	Option	Exercise
		Estimated Future		Estimated Future	Awards:	Awards:	or Base	Grant Date
		Payouts Under		Payouts Under	number	Number of	Price of	Fair Value
		Non-Equity Incentive		Equity Incentive	of shares	Securities	Option	of Stock
		Plan Awards		Plan Awards	of stock	Underlying	Awards	and Option
	Grant	(1)		(2)	or units	Options	($/Sh)	Awards
Name	Date	Target($)	Maximum($)	Target(#)	(#)	(#)	(3)	(4)($)

Charles M. Brown	6/19/2012	350,000	700,000	151,519	—	—	—	430,314
	6/19/2012	—	—	151,518				430,311

Allen M. Hsieh	6/19/2012	117,917	235,834	31,762	—	—	—	90,204
	3/5/2013	—	—	75,000	—	—	—	285,750

Ronald B. Cooper	3/6/2013	—	—	25,000	—	—	—	93,000
	3/6/2013	—	—	25,000	—	—	—	93,000
	3/6/2013	—	—	25,000	—	—	—	93,000

Mohamed Hashish	6/19/2012	81,336	162,672	24,647	—	—	—	69,997
	6/19/2012	—	—	25,353	—	—	—	72,003

Richard A. LeBlanc	6/19/2012	112,500	225,000	30,303	—	—	—	86,061
	6/19/2012	—	—	44,697	—	—	—	126,939

____________

(1)
These columns show the potential payout for each named executive officer under the Profit Sharing Plan ("PSP") in fiscal year 2013, if the target, or maximum goals were satisfied for all performance measures. The potential payouts were performance-driven and therefore completely at risk. The payouts range from zero to two times the target bonus, depending on the degree of target achievement. However, as noted above, for fiscal year 2013, the financial goals were not achieved and no payment was made under this plan. The business measurements, performance goals, and salary multipliers for determining the payout are described in the Compensation Discussion and Analysis section, above. A column for “threshold” payments under the PSP has been omitted because the PSP does not have a threshold payment feature.

(2)
This column represents awards of restricted stock granted in fiscal year 2013 to the named executive officers under the Equity Incentive Plan discussed in more detail in the “Long-Term Compensation” section of the Compensation Discussion and Analysis. A column for “threshold” and “maximum” payments under the Equity Incentive Plan has been omitted because the Equity Incentive Plan does not have a threshold or maximum award or payment feature. One half of the EIP award granted to Mr. Brown in June 2012 only began to vest if the Company meets an operating income target of $18 million. Since these targets were not met, one half of the EIP award granted to Mr. Brown (151,518 shares) was canceled. Messrs. LeBlanc and Hashish received special grants in June 2012 (44,697 and 25,353 shares, respectively) and Mr. Hsieh received a special grant in March 2013 (75,000 shares). Mr. Cooper received a non-EIP grant of 75,000 shares that includes 50,000 performance based shares.

(3)
This column shows the exercise price for the stock options granted pursuant to the Equity Incentive Plan, which was the closing market price of Company stock on the grant date indicated. No stock options were granted in fiscal year 2013.

(4)	This column shows the grant date fair value of restricted stock grants under ASC 718 - Compensation - Stock Compensation.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on stock option and restricted stock awards to the named executive officers as of April 30, 2013. This table includes unexercised and unvested option awards and unvested shares of restricted stock. Each equity grant is shown separately for each named executive officer. The option exercise price shown below reflects the closing market price of the Company's stock on the date of the grant. The market value of the restricted stock awards is based on the closing market price on April 30, 2013, which was $3.66. For additional information about the option awards and restricted stock awards, see the description of equity incentive compensation in the Compensation Discussion and Analysis and the Grants of Plan-Based Awards table.

	Option Awards						Stock Awards (1)
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)

Charles M. Brown	—	—		—	—	—	6/19/2012	151,519	554,560
	—	—		—	—	—	6/19/2012	151,518	554,556
	—	—		—	—	—	6/22/2011	72,575	265,625
	—	—		—	—	—	6/22/2011	103,679	379,465
	—	—		—	—	—	6/29/2010	183,823	672,792
	—	—		—	—	—	6/24/2009	101,214	370,443
	5/7/2008	158,731	(2)	—	9.77	5/7/2018	—	—	—
	7/16/2007	200,000	(3)	—	11.40	7/16/2017	—	—	—

Allen M. Hsieh	—	—		—	—	—	3/5/2013	75,000	274,500
	—	—		—	—	—	6/19/2012	31,762	116,249
	—	—		—	—	—	6/22/2011	21,734	79,546
	—	—		—	—	—	6/29/2010	18,014	65,931
	—	—		—	—	—	6/23/2009	10,121	37,043

Ronald B. Cooper	—	—		—	—	—	3/6/2013	25,000	91,500
	—	—		—	—	—	3/6/2013	25,000	91,500
	—	—		—	—	—	3/6/2013	25,000	91,500

Mohamed Hashish	—	—		—	—	—	6/19/2012	25,353	92,792
	—	—		—	—	—	6/19/2012	24,647	90,208
	—	—		—	—	—	6/22/2011	16,865	61,726
	—	—		—	—	—	6/29/2010	13,824	50,596
	—	—		—	—	—	6/23/2009	5,137	18,801

Richard A. LeBlanc	—	—		—	—	—	6/19/2012	44,697	163,591
							6/19/2012	30,303	110,909
	—	—		—	—	—	6/22/2011	20,264	74,166
	—	—		—	—	—	6/29/2010	17,441	63,834
	—	—		—	—	—	9/9/2009	5,000	18,300
	—	—		—	—	—	6/23/2009	5,762	21,089

____________

(1)
These stock awards vest in equal annual installments over a four-year period, except Mr. Cooper's time-vested award of 25,000 that will vest quarterly and also his 50,000 performance vested award that will vest quarterly only if the performance criteria are met. One half of the EIP award granted to Mr. Brown (151,518 shares) was canceled because the performance targets were not met.

(2)	These options vested in equal annual installments over a four-year period. As of April 30, 2013, these options are fully vested.

(3)
These options were granted pursuant to Mr. Brown's employment agreement. These options vested in equal annual installments over a four-year period. An additional 50,000 options vested on July 16, 2009, the two-year anniversary date of the original grant. As of April 30, 2013, these options were fully vested.

Option Exercises and Stock Vested

The following table provides information for the Named Executive Officers on (1) stock option exercises during fiscal year 2013, including the number of shares acquired upon exercise and the value realized; and (2) the number of shares acquired upon the vesting of restricted stock awards and the value realized, each before payment of any applicable withholding tax and broker commissions.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)

Charles M. Brown	—	—	275,893	853,837
Allen M. Hsieh	—	—	26,373	77,942
Ronald B. Cooper	—	—	—	—
Mohamed Hashish	—	—	19,300	58,511
Richard A. LeBlanc	—	—	30,571	96,792
____________

(1)	The dollar amount realized upon exercise would be calculated by determining the difference between the market price of the underlying securities at exercise and the exercise price of the options.

(2)	The dollar amount realized upon vesting was calculated by multiplying the number of shares of stock by the market value of the underlying shares on the vesting date.

Potential Payments upon Termination or Change in Control

Certain of the Named Executive Officers have unvested stock options and awards of restricted stock under the Company's 2005 Equity Incentive Plan, the vesting of which may accelerate in the event of a Change in Control (as defined below). The information below is a summary of certain provisions of these arrangements, as well as other payments and benefits that may be made upon a Change in Control, and does not attempt to describe all aspects of the arrangements.

Change of Control Arrangements

Prior to July 1, 2013, the Company had a policy that in the event a member of the senior management team (those reporting directly to the Chief Executive Officer) loses his or her job without cause following a sale of the Company or other change in control, that executive would have received one year of salary and target bonus in addition to any rights under the Company's 2005 Equity Incentive Plan with respect to acceleration of vesting of stock and options. Although the Company did not have a written policy, its practice has been, in the case of termination of a Named Executive Officer, to pay one year of salary.

To promote the retention of its employees during its previously announced strategic alternative review process, effective July 1, 2013, the Company has adopted a series of change in control arrangements. The change in control agreements included agreements dated as of July 1, 2013 (the “NEO Change in Control Agreements”) with its senior management (other than its CEO). The NEO Change in Control Agreements provide that if there is a change in control and the individual's employment is terminated without cause, or the individual resigns for good reason (as defined in the agreements), in either case within one year after the change of control, the individual will receive eighteen months base salary, plus COBRA coverage and the immediate vesting of any outstanding and unvested equity awards.

On September 21, 2010, the Company and Charles M. Brown, the Company's President and Chief Executive Officer entered into a Severance Agreement (the “Severance Agreement”) to replace the Employment Agreement dated July 3, 2007, as amended on May 15, 2008, (the “Employment Agreement”) that was originally entered into when Mr. Brown joined the Company.

The Employment Agreement provided for a fixed term of employment. The Company and Mr. Brown desire that Mr. Brown continue his employment relationship with the Company on an at-will basis and without a definite term. Accordingly, the Employment Agreement was terminated and the Company and Mr. Brown entered into the Severance Agreement, which provides for severance payments that are substantially similar to what was provided for in the Employment Agreement.

The Severance Agreement provides that if Mr. Brown's employment with the Company terminates by reason of Disability, by reason of the termination of Mr. Brown's employment by the Company for Cause, or by reason of the resignation of Mr. Brown other than for Good Reason, then Mr. Brown will be entitled to receive his salary, any earned bonuses or compensation and any other entitlements earned by Mr. Brown or that otherwise are owed as of the date of termination to the extent not already paid. In the event that Mr. Brown's employment with the Company terminates by reason of death, then the Company shall pay to Mr. Brown the same payments previously described and the Company shall also provide for immediate vesting in all outstanding stock options and restricted stock awards. In the event of a Change in Control, our Chief Executive Officer will be entitled to receive, in addition to the accrued payments described in the preceding paragraph, (i) two years of Mr. Brown's then-current Base Salary, (ii) the average of the two most recent Bonuses paid to Mr. Brown (one or both of which may be zero), (iii) reimbursement for two years of premiums for life, hospitalization and disability insurance plan coverage, (iv) immediate vesting in all outstanding stock options and restricted stock awards and (v) outplacement services from a third party outplacement service provider in an amount not to exceed $20,000.

As a consultant, Mr. Cooper is not eligible for any payments in the event his assignment is terminated following a change in control.

There tables below describe the potential payments the Named Executive Officers and Chief Executive Officer would have received under these arrangements in connection with a Change in Control if it would have occurred on April 30, 2013, the last day of the Company's fiscal year. Some of the termination scenarios presented for the Chief Executive Officer depend on whether the termination involves “Cause,” “Good Reason” and “Disability” as those terms are defined in the Severance agreement between the Chief Executive Officer and the Company.

Acceleration of Stock Award Vesting

The Company's 2005 Equity Incentive Plan provides that in the event of a Change in Control (as defined below), if the surviving corporation does not assume or continue outstanding stock awards or substitute similar stock awards for those outstanding under the 2005 Equity Incentive Plan, then all such outstanding stock awards will be accelerated and become fully vested and exercisable immediately prior to the consummation of the Change in Control transaction.

For purposes of the 2005 Equity Incentive Plan, “Change in Control” means:

(i) Approval by the holders of the Company's Common Stock of any merger or consolidation of the Company in which the Company is not the continuing or surviving corporation or pursuant to which shares of common stock are converted into cash, securities or other property, other than a merger of the Company in which the holders of the Common Stock immediately prior to the merger have substantially the same proportionate ownership of common stock of the surviving corporation immediately after the merger;

(ii) Approval by the holders of the Common Stock of any sale, lease, exchange or other transfer in one transaction or a series of related transactions of all or substantially all of the Company's assets other than a transfer of the Company's assets to a majority-owned subsidiary of the Company; or

(iii) Approval by the holders of the Common Stock of any plan or proposal for the liquidation or dissolution of the Company.

Estimated Payments on Change in Control for Named Executive Officers (other than CEO)
(as of April 30, 2013)

Name	Payments upon Termination by Company without Cause in Connection with a Change in Control $(1)	Stock Option Vesting in Connection with a Change in Control(2)	Restricted Stock Vesting in Connection with a Change in Control(3)
Allen M. Hsieh, Principal Financial Officer	379,955	—	573,269
Ronald B. Cooper, EVP, Design, Delivery and Services	—	—	91,500
Mohamed Hashish, Sr. VP of Technology	284,677	—	314,123
Richard A. LeBlanc, EVP, Advanced Systems and Global Sales	362,500	—	451,889
____________

(1)
Represents payment of one year of salary plus the target Profit Sharing Plan award from the “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” column in the “Grants of Plan-Based Awards” table. Mr. Cooper is not eligible to receive any cash payments upon termination by Company without cause in connection with a change in control.

(2)	On the last trading day of the 2013 fiscal year (April 30, 2012), Named Executive Officers did not have any options outstanding. See “Outstanding Equity Awards at Fiscal Year-End” table.

(3)
Represents the number of shares of unvested restricted stock awarded with respect to which vesting would accelerate as a result of a Change in Control (as defined in 2005 Equity Incentive Plan) multiplied by the closing price of a share of common stock on the last trading day of the 2013 fiscal year, which was $3.66. See “Market Value of Shares or Units of Stock that Have Not Vested” column in the “Outstanding Equity Awards at Fiscal Year-End” table. Per terms of Mr. Cooper's award agreement, the amounts for Mr. Cooper include only unvested time-based restricted stock awards. Any unvested performance-based restricted stock units will expire unvested should there be a change in control event unless the performance criteria are met prior to a change in control.

Estimated Payments upon Termination or Change in Control for CEO
(as of April 30, 2013)

Name	Payments upon Resignation with Good Reason or Termination w/out Cause or due to Change in Control $(1)	Cash Severance upon Termination by Death, Disability, by the Company for Cause or Resignation without Good Reason $(2)	Payments in Connection with Termination for Death, Termination by Company without Cause or by CEO with Good reason, or Change in Control(3)	Restricted Stock Vesting in Connection with Termination for Death, Termination by Company without Cause or by CEO with Good reason, or Change in Control $(4)

Charles M. Brown, Principal Executive Officer	1,869,245	—	—	2,242,885
____________

(1)
Represents payment of 24 months of base salary or $500,000 plus two years of Mr. Brown's FY2008 Short-Term Incentive Plan bonus of $403,855. With respect to the bonus, Mr. Brown's Severance Agreement provide that in the event of resignation with Good Reason, or Termination without Cause not related to a Change in Control, Mr. Brown would be entitled to receive the average of the two most recent Bonuses paid to Mr. Brown (one or both of which may be zero). Since his fiscal year 2013 bonus would not have been paid should this triggering event have happened on April 30, 2013, and his fiscal year 2012-2009 bonuses were not paid, the only bonus he would have received would have been his fiscal year 2008 bonus, so that is the bonus used in this hypothetical scenario. This amount also includes a payment of $41,535 for 24 months of COBRA health insurance premiums and a $20,000 outplacement services payment per his Severance Agreement.

(2)
In this scenario, per his Severance Agreement, Mr. Brown would be entitled to receive the bonus earned at the date of the triggering event. As discussed in the “Compensation Discussion and Analysis” section, in fiscal year 2013, the Company financial goals were not achieved and no payouts were made pursuant to the Profit Sharing Plan, so if there was a triggering event on April 30, 2013, the bonus earned would have been zero.

(3)
The exercise prices of all of the options were greater than the closing price of the common stock on the last trading day of the 2013 fiscal year (April 30, 2013), which was $3.66. See “Outstanding Equity Awards at Fiscal Year-End” table.

(4)
Represents the number of shares of unvested restricted stock awarded with respect to which the vesting would accelerate as a result of Termination by the Company for Death or without Cause or termination by the CEO with Good Reason, or a Change Control multiplied by the closing price of a share of common stock on the last trading day of the 2013 fiscal year, which was $3.66. See “Market Value of Shares or Units of Stock that Have Not Vested” column in the “Outstanding Equity Awards at Fiscal Year-End” table. The amount for Mr. Brown include only unvested time-based restricted stock awards. Any unvested performance-based restricted stock units will expire unvested should there be a change in control event unless the performance criteria are met prior to a change in control event.

Compensation of Directors

The Compensation Committee is charged with ensuring that the Company will be able to continue to attract and retain directors having the qualifications necessary to serve the interests of the Company's shareholders. To achieve this goal and, based on a thorough review of director compensation at a peer group of 16 companies conducted by a nationally recognized independent compensation consulting firm, the Compensation Committee adopted a compensation program for Directors that remained in effect through the end of fiscal 2012. This program had been adopted in fiscal year 2004, but was modified in 2006 to raise the value of the stock grant. Effective March 2009, as a recession countermeasure and consistent with the salary cuts then being implemented at the Company, the Board agreed to a 5% reduction in its cash compensation. Directors' cash compensation was restored in October 2010, when all other employee pay had been restored and executive salaries were also restored to pre-recession levels.

In March and June 2012 the Compensation Committee again reviewed director compensation. After a review of director compensation at 21 peer companies and with the advice of an independent compensation consultant, the Committee and the Board concluded that in order to simplify director compensation and encourage management to seek the assistance of the Board without the concern that additional Board meetings incurred significant additional costs, Director compensation would be based solely on annual retainers, and would not include meeting fees. Beginning in fiscal 2013, Directors will be paid an annual cash retainer of $50,000, paid quarterly, and will continue to receive an annual grant of shares of Company common stock worth $40,000. The Chair of the Audit Committee will receive an additional annual retainer of $10,000, the Chair of the Compensation Committee will receive an additional annual retainer of $5,000, and the Board Chair will receive an additional annual retainer of $30,000 for his service as Board Chair and Chair of the Governance Committee. The Company also reimburses directors for travel and other expenses in connection with their service. The cash compensation figures in the table below are based on this program.

Non-employee Directors also received annual grants of shares of Common Stock having a value equal to $40,000 that were vested at the time of grant. The shares are granted to directors at the time of the Annual Meeting, are valued based on the average closing price over the twenty (20) trading days preceding the Annual Meeting and are fully vested, although Company policy requires that Directors retain these shares as long as they serve on the Board.

The Board has also adopted a policy that directors may serve no more than four three-year terms.

The following table sets forth the total compensation awarded to, earned by, or paid to our non-employee directors for services rendered to the Company during fiscal year 2013.

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Total
Patrick J. Byrne	$55,000	$40,000	$95,000
Jerry L. Calhoun	$80,000	$40,000	$120,000
Richard P. Fox	$50,000	$40,000	$90,000
Robert S. Jaffe	$50,000	$40,000	$90,000
Larry A. Kring	$50,000	$40,000	$90,000
Lorenzo C. Lamadrid	$50,000	$40,000	$90,000
Bradley D. Tilden	$60,000	$40,000	$100,000
____________

(1)
This column represents the dollar amount recognized for financial statement reporting purposes with respect to fiscal year 2013 for the fair value of shares granted to each of the non-employee directors in fiscal year 2013 in accordance with FASB Accounting Standard Codification (“ASC”) 718 - Compensation - Stock Compensation. For additional information, refer to Note 11 - Stock Based Compensation of the Notes to the Consolidated Financial Statements included in Item 8 of Part II of our fiscal year 2013 Form 10-K. These amounts reflect the Company's accounting expense for these awards, and do not correspond to the actual value that will be recognized by the non-employee directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth information as of August 28, 2013, with respect to each shareholder known by the Company to be the beneficial owner of more than five percent (5%) of any class of voting securities of the Company, each director, those executive officers listed in the Summary Compensation Table below and all directors and executive officers of the Company as a group. Currently, the Company's sole class of voting securities outstanding is Common Stock. Except as noted below, each person has sole voting and investment powers with respect to the shares shown. Beneficial ownership is determined in accordance with SEC rules. The number of shares beneficially owned and the percentage of ownership of each person or entity includes shares of Common Stock subject to options, warrants or other convertible securities held by that person or entity that are exercisable within 60 days of August 28, 2013. Those shares are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Percentage of beneficial ownership is based on 48,931,589 shares of Common Stock outstanding as August 28, 2013. Certain information in the “Other Beneficial Ownership” table was obtained from filings made with the SEC pursuant to Section 13(d) and (g) of the Exchange Act.

Executive Officers and Directors

Name and Position(1)	Shares (2)	Options(3)	Total	% Outstanding
Charles M. Brown, Director and Executive Officer (4)	1,348,801	358,731	1,707,532	3.49%
Ronald B. Cooper, Executive Officer	25,000	—	25,000	*
Patrick J. Byrne, Director	38,572	—	38,572	*
Jerry L. Calhoun, Director	74,101	—	74,101	*
Richard P. Fox, Director	108,834	—	108,834	*
Mohamed Hashish, Executive Officer	136,744	—	136,744	*
Allen M. Hsieh, Executive Officer	212,256	—	212,256	*
Robert S. Jaffe, Director	31,545	—	31,545	*
Larry A. Kring, Director	89,332	—	89,332	*
Lorenzo C. Lamadrid, Director	115,135	—	115,135	*
Richard A. LeBlanc, Executive Officer	189,941	—	189,941	*
Bradley D. Tilden, Director	45,458	—	45,458	*
All directors and officers-as a group (15 persons)	2,829,119	375,028	3,204,147	6.55%

*	Denotes less than 1%

(1)	Unless otherwise indicated, the address for each listed person is c/o Flow International Corporation, 23500 64th Avenue South, Kent, Washington 98032.

(2)	Includes restricted stock vesting within 60 days.

(3)	Includes options exercisable within 60 days for shares of Company Common Stock.

(4)	Includes indirect ownership of 640,042 shares.

Other Beneficial Owners

Name and Address	Number of Shares	Percent of Outstanding Shares

Rutabaga Capital Management(1)	2,868,945	5.93%
64 Broad Street, 3rd Floor Boston, MA 02109

Royce & Associates, LLC(2)	2,763,172	5.71%
745 Fifth Avenue New York, NY 10151

Otter Creek Partners I, L.P.(3)	2,589,416	5.4%
222 Lakeview Avenue, Suite 1100 West Palm Beach, FL 33401
__________

(1)	Based on Schedule 13G/A filed February 15, 2013, by Rutabaga Capital Management, a Massachusetts investment adviser.

(2)	Based on Schedule 13G/A filed January 08, 2013, by Royce & Associates, LLC, a New York Corporation.

(3)	Based on Schedule 13D/A filed April 15, 2013, by Otter Creek Partners I, L.P., a Delaware Limited Partnership.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the Company's equity compensation plans as of April 30, 2013:

	Number of Securities	Weighted Average
	to be Issued Upon	Exercise Price of	Number of Securities
	Exercise of	Outstanding	Remaining Available
	Outstanding Options	Options	for Future Issuance

Equity Compensation Plans approved by security holders	375,028	$10.64	169,302
Equity Compensation Plans not approved by security holders	—	—	—

Total	375,028	$10.64	169,302

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

The Company's written Guide to Ethical Conduct, described above, requires that all conflicts of interest be disclosed to the human resources or legal departments. Conflicts of interest are reviewed by the Company's Vice President Human Resources and the Company's General Counsel to determine an appropriate course of action. Potential conflict of interest transactions required to be disclosed under the SEC's related persons transaction disclosure rules are further reviewed by the Board's Chair.

Director Independence

The Board of Directors consists of a majority of “independent directors” as such term is defined under the NASDAQ's listing rules. For fiscal year 2013, the Board determined that all directors, other than Mr. Brown, who is the Company's CEO, were independent.

The Nominating and Governance Committee of the Board of Directors has included in its written charter a provision making it responsible for reviewing actual or potential conflicts of interest involving the Company's directors and executive officers. The Company's Guide to Ethical Conduct also requires that employees report conflicts of interest to the Company's General Counsel. The Company provides a confidential, anonymous means of reporting violations of the Guide to the Company and to the Chair of the Audit Committee. All employees are trained annually with regard to the Guide, and the Company vigorously investigates any reports.

Item 14. Principal Accounting Fees and Services

Fees to Independent Registered Public Accounting Firms

The following table presents fees for audit services rendered by Deloitte, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”), the independent registered public accounting firm for the audit of the Company's annual consolidated financial statements for the years ended April 30, 2013 and 2012, and fees billed for other services rendered by the independent auditor during the same periods.

	Deloitte Entities 2013	Deloitte Entities 2012
Audit Fees(1)	$2,014,965	$1,345,000
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	$10,700
All Other Fees(4)	$4,380	$5,000
Total	$2,019,345	$1,360,700
____________

(1)
Fees for audit services billed or expected to be billed relating to fiscal years 2013 and 2012 consisted of: (a) audit of the Company's annual financial statements, (b) reviews of the Company's quarterly financial statements, statutory and regulatory audits, and (c) audit of the Company's internal control over financial reporting with the objective of obtaining reasonable assurance about whether effective control over financial reporting was maintained in all material respects.

(2)	Audit-related fees represent fees for consents and other services, related to Security and Exchange Commission (“SEC”) matters.

(3)	Tax fees represent the aggregate fees paid for professional services, principally including fees for tax compliance and tax advice.

(4)
All other fees represent the aggregate fees paid for products and services that are not included in the “Audit Fees,” “Audit-Related Fees” and “Tax Fees” sections. The Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the principal registered public accounting firm's independence.

Audit Committee Pre-Approval Policy

The Audit Committee has adopted a policy for the pre-approval of all audit and non-audit services provided by the Company's independent registered public accounting firm. The policy is designed to ensure that the provision of these services does not impair the registered public accounting firm's independence. Under the policy, any services provided by the independent registered public accounting firm, including audit, audit-related, tax and other services must be specifically pre-approved by the Audit Committee. The Audit Committee may delegate pre-approval authority to one or more of its members, and has so delegated to the Chairman of the Audit Committee. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate responsibilities to pre-approve services performed by the independent registered public accounting firm to Management. For the fiscal year ended April 30, 2013, all services provided by the Company's independent registered public accounting firm have been subject to pre-approval by the Audit Committee.

AUDIT COMMITTEE

Bradley D. Tilden - Chairman
Richard P. Fox
Robert S. Jaffe
Larry A. Kring

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

None.

(b) Exhibits.

The exhibits listed in the exhibit index of the Original Filing and the exhibits listed in the exhibit index of this Annual Report on Form 10-K/A are filed with, or incorporated by reference in, this report.

Exhibit Number
31.3	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.4	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOW INTERNATIONAL CORPORATION

Date:	August 28, 2013	/s/ Charles M. Brown
Charles M. Brown
President and Chief Executive Officer (Principal Executive Officer)

 Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 28, 2013.

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