Form 10-Q
period 2013-07-31
FLOW INTERNATIONAL CORP
filed 2013-09-10
CIK 713002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2013
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
The registrant had 48,937,839 shares of Common Stock, $0.01 par value per share, outstanding as of September 6, 2013.

FLOW INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par values)
(Unaudited)

	July 31, 2013	April 30, 2013
ASSETS
Current Assets:
Cash and Cash Equivalents	$13,440	$15,465
Receivables, net	46,542	42,741
Inventories	41,795	41,059
Other Current Assets	16,459	17,194
Total Current Assets	118,236	116,459
Property and Equipment, net	17,373	17,894
Intangible Assets, net	5,147	5,120
Deferred Income Taxes, net	16,706	16,515
Other Long-Term Assets	5,870	6,105
Total Assets	$163,332	$162,093

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Subordinated Notes	$10,820	$10,559
Accounts Payable	16,680	17,166
Accrued Payroll and Related Liabilities	5,883	7,078
Taxes Payable and Other Accrued Taxes	3,700	3,908
Deferred Revenue and Customer Deposits	8,596	7,340
Other Accrued Liabilities	14,038	11,213
Total Current Liabilities	59,717	57,264
Deferred Income Taxes	6,386	6,313
Other Long-Term Liabilities	1,747	1,782
Total Liabilities	67,850	65,359

Commitments and Contingencies
Shareholders’ Equity:
Common Stock, $.01 par value, 84,000 shares authorized; 48,913 and 48,452 shares issued and outstanding	488	484
Capital in Excess of Par	166,602	166,737
Accumulated Deficit	(65,480)	(64,635)
Accumulated Other Comprehensive Loss:
Defined Benefit Plan Obligation, net of income tax	(127)	(127)
Cumulative Translation Adjustment, net of income tax	(6,001)	(5,725)
Total Shareholders’ Equity	95,482	96,734
Total Liabilities and Shareholders’ Equity	$163,332	$162,093
See Accompanying Notes to Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	July 31,
	2013	2012
Sales	$59,004	$66,235
Cost of Sales	37,395	41,442
Gross Margin	21,609	24,793
Operating Expenses:
Sales and Marketing	10,794	12,479
Research and Engineering	2,946	2,211
General and Administrative	5,331	5,869
Other Operating Charges	1,603	—
Total Operating Expenses	20,674	20,559
Operating Income	935	4,234
Interest Income	16	55
Interest Expense	(384)	(340)
Other Expense, net	(1,523)	(265)
Income (Loss) Before Income Taxes	(956)	3,684
Benefit (Provision) for Income Taxes	121	(1,477)
Income (Loss) from Continuing Operations	(835)	2,207
Income (Loss) from Discontinued Operations, net of Income Tax	(10)	14
Net Income (Loss)	$(845)	$2,221

Basic and Diluted Income (Loss) Per Share:
Continuing Operations	$(0.02)	$0.05
Discontinued Operations	—	—
Net Income (Loss)	$(0.02)	$0.05

Weighted Average Shares Used in Computing Basic and Diluted Income (Loss) Per Share:
Basic	48,528	48,039
Diluted	48,528	48,039
See Accompanying Notes to Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	July 31,
	2013	2012
Net Income (Loss)	$(845)	$2,221
Other Comprehensive Loss:
Cumulative Translation Adjustment, net of tax	(276)	(1,389)
Comprehensive Income (Loss)	$(1,121)	$832

See Accompanying Notes to Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	July 31,
	2013	2012
Cash Flows from Operating Activities:
Net Income (Loss)	$(845)	$2,221
Adjustments to Reconcile Net Income (Loss) to Net Cash Used In Operating Activities:
Depreciation and Amortization	1,592	1,426
Deferred Income Taxes	(48)	1,454
Provision for Slow Moving and Obsolete Inventory	160	35
Bad Debt Expense	53	113
Warranty Expense	1,462	1,711
Incentive Stock Compensation Expense	550	672
Unrealized Foreign Exchange Currency Losses (Gains)	1,332	(100)
Indemnification Charge (Recovery)	10	(14)
Interest Accretion on Subordinated Notes	261	233
Other	9	38
Changes in Operating Assets and Liabilities:
Receivables	(4,790)	(1,699)
Inventories	(1,863)	(1,283)
Other Operating Assets	622	(1,138)
Accounts Payable	22	29
Accrued Payroll and Related Liabilities	(1,776)	(1,689)
Deferred Revenue and Customer Deposits	1,317	(3,213)
Other Operating Liabilities	1,399	(873)
Net Cash Used in Operating Activities	(533)	(2,077)
Cash Flows from Investing Activities:
Expenditures for Property and Equipment	(1,335)	(1,298)
Expenditures for Intangible Assets	(191)	(152)
Proceeds from Sale of Property and Equipment		4
Restricted Cash		966
Net Cash Used in Investing Activities	(1,526)	(480)
Cash Flows from Financing Activities:
Borrowings Under Credit Facility	7,400	14,940
Repayments Under Credit Facility	(7,400)	(14,940)
Repayments Under Other Financing Arrangements	(7)	—
Net Cash Used In Financing Activities	(7)	—
Effect of Changes in Exchange Rates	41	214
Net Change in Cash And Cash Equivalents	(2,025)	(2,343)
Cash and Cash Equivalents, Beginning of Period	15,465	12,942
Cash and Cash Equivalents, End of Period	$13,440	$10,599
Supplemental Disclosures of Cash Flow Information:
Cash Paid during the Period for:
Interest	$57	$80
Income Taxes	564	1,408
Supplemental Disclosures of Noncash Investing Activities:
Accounts Payable Incurred to Acquire Property and Equipment and Intangible Assets	$351	$1,305

See Accompanying Notes to Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

					Accumulated Other Comprehensive Loss
	Common Stock		Capital In Excess of Par			Total Shareholders' Equity
	Shares	Par Value		Accumulated Deficit
Balances, April 30, 2012	47,891	$474	$164,882	$(69,672)	$(4,636)	$91,048
Net Income				2,221		2,221
Other Comprehensive Loss, net of tax					(1,389)	(1,389)
Stock Compensation	426	6	344			350
Balances, July 31, 2012	48,317	$480	$165,226	$(67,451)	$(6,025)	$92,230

Balances, April 30, 2013	48,452	$484	$166,737	$(64,635)	$(5,852)	$96,734
Net Loss				(845)		(845)
Other Comprehensive Loss, net of tax					(276)	(276)
Stock Compensation	461	4	(135)			(131)
Balances, July 31, 2013	48,913	$488	$166,602	$(65,480)	$(6,128)	$95,482
See Accompanying Notes to Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All tabular dollar amounts in thousands, except per share amounts)
(Unaudited)

Note 1: Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation--In the opinion of the management of Flow International Corporation (the “Company”), the accompanying unaudited condensed consolidated financial statements (“financial statements”) are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) for interim financial information and rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which in the opinion of management are necessary to fairly state the financial position, results of operations and cash flows for the interim periods presented. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2013.
The preparation of these interim condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company’s financial statements. Operating results for the three months ended July 31, 2013 may not be indicative of future results.

Recently Issued Accounting Pronouncements--In July 2013, the FASB issued authoritative guidance for the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent when, for certain reasons, it is not available. The guidance is effective for the Company in the first quarter of fiscal 2014 and had no material impact on the Company's financial statements.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, restricted cash, receivables, accounts payable, accrued expenses, deferred revenue and customer deposits approximate fair value due to their relatively short maturities. Nonfinancial assets and liabilities measured on a nonrecurring basis that are included in the Company’s Condensed Consolidated Balance Sheets consist of long-lived assets and a cost-method investment. Such nonfinancial assets are measured at fair value when impairment indicators exist. Due to significant unobservable inputs, the fair value measures used to evaluate impairment and to calculate a prevailing market interest rate are Level 3 inputs. There were no impairments identified for the three months ended July 31, 2013.

Note 2: Receivables, Net
Net receivables consisted of the following:

	July 31, 2013	April 30, 2013
Trade Accounts Receivable	$32,049	$31,893
Unbilled Revenues	15,368	11,754
	47,417	43,647
Less: Allowance for Doubtful Accounts	(875)	(906)
Receivables, net	$46,542	$42,741
Unbilled revenues do not contain any amounts which are expected to be collected after one year.

Note 3: Inventories

Inventories consisted of the following:

	July 31, 2013	April 30, 2013
Raw Materials and Parts	$26,572	$25,409
Work in Process	2,994	3,365
Finished Goods	12,229	12,285
Inventories	$41,795	$41,059

Note 4: Debt

Subordinated Notes

The Company issued subordinated notes in fiscal year 2010 with a principal value of $10.0 million and a 2% annual interest rate. The notes were originally recorded at a discount as the stated interest rate was below the Company's incremental borrowing rate, and the discount is being amortized to interest expense through maturity of the notes. The principal balance and accrued interest on the notes will aggregate to $10.8 million when due in August 2013. As of July 31, 2013, the Company's subordinated notes and related interest of $10.8 million are classified as current. The notes were fully repaid and extinguished on August 16, 2013.

Credit Facility

On May 31, 2013 the Company amended its Credit Facility Agreement, which was set to mature on March 2, 2014, and entered into a new four-year Credit Facility Agreement which will mature on May 31, 2017. The Company increased its total commitment under the new Credit Facility from $25.0 million to $40.0 million to provide the Company more flexibility given the longer term of the agreement, and for changes in working capital needs as the Company continues to grow its business in the future. The financial covenant ratios under the new Credit Facility remain unchanged, requiring that the Company maintain a maximum consolidated leverage ratio of 2.75x, and a minimum fixed charge coverage ratio of 1.75x.

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

The financial covenants are measured on a quarterly basis. The Company's leverage ratio and fixed charge coverage ratio were 1.14 and 8.9, respectively as of July 31, 2013. The Company's calculations of these financial ratios are reported in Exhibit No. 99.1 of this quarterly report on Form 10-Q. A violation of any of the Credit Facility covenants would result in an event of default and accelerate the repayment of all unpaid principal and interest and the termination of any letters of credit. The Company was in compliance with all of its financial covenants as of July 31, 2013. All of the Company's domestic assets and certain interests in some foreign subsidiaries are pledged as collateral under the three-year Credit Facility Agreement. In addition, the terms of the Credit Facility limit the Company's ability to pay dividends.

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

There were no outstanding borrowings on the Company's Credit Facility as of July 31, 2013 and April 30, 2013. As of July 31, 2013 the Company had $30.4 million available under this Credit Facility, net of $9.6 million in outstanding letters of credit. Based on the Company's maximum allowable leverage ratio at the end of the period, the incremental amount it could have borrowed under its lines of credit, including the foreign credit facilities discussed below, was approximately $28.7 million.

Revolving Credit Facility

The Company also maintains two unsecured foreign credit facilities. There were no outstanding balances under these credit facilities as of July 31, 2013.

Note 5: Commitments and Contingencies
Warranty Obligations
The Company believes that its warranty accrual as of July 31, 2013, which is included in the Other Accrued Liabilities line item in the Condensed Consolidated Balance Sheets, is sufficient to cover expected warranty costs. The following table presents the Company's warranty obligation activity:

	Three Months Ended
	July 31,
	2013	2012
Beginning Balance	$3,722	$3,013
Increase in warranty liability on fiscal year sales	1,462	1,711
Reduction in warranty liability for claims in fiscal year	(1,380)	(1,465)
Ending Balance	$3,804	$3,259

Other Operating Charges

The Company recorded Other Operating Charges of $1.6 million for the three months ended July 31, 2013 in the Condensed Consolidated Statements of Operations which was comprised of the following:

•	a charge of $0.6 million for employee severance and related benefits as part of the Company's cost reduction initiatives;

•	professional fees of $0.7 million for the investigations into alleged employee misconduct and related internal control matters; and

•	professional fees of $0.3 million related to our evaluation of strategic alternatives.

Legal Proceedings

At any time, the Company may be involved in legal proceedings arising in the normal course of conducting business. The Company's policy is to routinely assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is based on historical experience and an analysis of each known issue. The Company records reserves related to legal matters for which it is probable that a loss has been incurred and the range of such loss can be estimated. With respect to other matters, management has concluded that a loss is only reasonably possible or remote, or a range of loss cannot be estimated, and, therefore, no liability is recorded. Management discloses the facts regarding material matters assessed as reasonably possible, and the exposure if determinable. Costs incurred defending claims are expensed as incurred. Other than those described below, the Company does not believe that the resolution of any such matters will have a material effect on its consolidated financial position, results of operations or cash flows.

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

Other Claims or Assessments

In fiscal year 2009, the Company was notified by the purchaser of its Avure business (reported as a discontinued operation for the year ended April 30, 2006), that the Swedish Tax Authority was conducting an audit which included periods when the Company had owned the business. In the sale agreements, the Company made commitments to indemnify the purchaser for certain claims, including tax matters relating to the periods when it owned the business. The Swedish tax authority concluded its audit and issued a final report in November 2009 initially asserting that Avure owes 19.5 million Swedish Krona, approximately $2.8 million at the initial date of assessment, in additional taxes, penalties and fines. In April 2010, the Company, on behalf of Avure, filed an appeal to contest the Swedish tax authority's assertion. Since the filing of the Company's appeal, there has been a hearing before the Swedish district court regarding our appeal. In August 2012, the Company received notice that the Swedish district court issued a ruling in favor of the Swedish tax authority. The Company continues to contest the findings and filed an appeal with the Administrative Court of Stockholm in September 2012. A charge was recorded in the first quarter of fiscal year 2010 related to the periods when the Company owned Avure. This charge was accounted for as an adjustment to the loss on the disposal of the Avure business and was reported as a charge to discontinued operations in the Company's Condensed Consolidated Statements of Operations. As of July 31, 2013, the Company has accrued $1.3 million related to the Avure matter. The balance of the accrued liability will fluctuate period over period with changes in foreign currency rates until such time as the matter is ultimately resolved.

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

Stock Options

The following table summarizes stock option activities for the three months ended July 31, 2013:

	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)
Outstanding at April 30, 2013	375,028	$10.64	$—	4.6
Granted	—	—
Exercised	—	—
Expired or forfeited
Outstanding at July 31, 2013	375,028	$10.64	$—	4.3
Exercisable as of July 31, 2013	375,028	$10.64	$—	4.3
Vested as of July 31, 2013	375,028	$10.64	$—	4.3

The Company did not recognize any compensation expense related to stock options for the three months ended July 31, 2013 or July 31, 2012. All outstanding options are vested.

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

The following table summarizes the service and performance-based stock award activities for employees for the three months ended July 31, 2013:

	Number of Shares	Weighted-Average Grant-date Fair Value
Nonvested at April 30, 2013	1,729,004	$3.03
Granted	355,000	3.61
Vested	(665,914)	2.81
Forfeited	(68,683)	3.10
Nonvested at July 31, 2013	1,349,407	$3.26

For the three months ended July 31, 2013 and July 31, 2012, the Company recognized compensation expense related to service and performance-based stock awards of $0.5 million and $0.7 million. As of July 31, 2013, total unrecognized compensation cost related to service and performance-based stock awards of $4.1 million is expected to be recognized over a weighted average period of 2.5 years.

Note 7: Basic and Diluted Income (Loss) per Share

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

The following table sets forth the computation of basic and diluted income from continuing operations per share:

	Three Months Ended
	July 31,
	2013	2012
Income (Loss) from Continuing Operations	$(835)	$2,207
Weighted average shares used in computing basic income per share	48,528	48,039
Dilutive potential common shares from employee stock options and restricted stock units	—	—
Weighted average shares used in computing diluted income per share	48,528	48,039
Basic and Diluted income (loss) from continuing operations per share	$(0.02)	$0.05

There were $1.2 million and 2.3 million antidilutive common shares from employee stock options and restricted stock units which were excluded from the diluted weighted average per share calculation for the three months ended July 31, 2013 and July 31, 2012, respectively because they were antidilutive.

Note 8: Other Expense, Net

The following table sets forth the detail of Other Expense, net:

	Three Months Ended
	July 31,
	2013	2012
Realized Foreign Exchange Losses, net	$(159)	$(369)
Unrealized Foreign Exchange Gains (Losses), net	(1,332)	100
Other	(32)	4
Other Expense, net	$(1,523)	$(265)

Note 9: Income Taxes

For the three months ended July 31, 2013, the Company recorded a tax benefit of $0.1 million as compared to tax expense of $1.5 million for the three months ended July 31, 2012. For the three months ended July 31, 2013, the relationship between income tax benefit and loss before taxes was not customary as the tax benefit for certain foreign jurisdictions were not realizable.
The Company anticipates generating sufficient future taxable income to realize the benefits of its U.S. and certain of its foreign deferred tax assets while continuing to provide a full valuation allowance against its net operating losses and other net deferred tax assets in certain other foreign tax jurisdictions. The Company's valuation allowance was $7.6 million at July 31, 2013 and April 30, 2013 and is mainly attributable to foreign net operating losses. Most of the foreign losses can be carried forward indefinitely, with certain amounts expiring beginning in 2016.

Note 10: Segment Information

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

The following table sets forth the revenue and gross margin of operations by reportable segment:

	Three Months Ended
	July 31,
	2013	2012
Standard Segment:
Sales	$50,705	$62,017
Gross Margin	19,470	24,247
	38%	39%
Advanced Segment:
Sales	8,299	4,218
Gross Margin	2,139	546
	26%	13%
Total:
Sales	$59,004	$66,235
Gross Margin	$21,609	$24,793
	37%	37%

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

•	statements regarding our continued investments in product enhancements and new product development which we believe are critical to achieving our strategic objectives;

•	statements regarding our expectation that our new products will achieve more normalized profit margins by the end of fiscal year 2014 and beyond;

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

Certain other statements in Management’s Discussion and Analysis are forward-looking as defined in the Private Securities Litigation Reform Act of 1995. Our ability to fully implement our strategies and achieve our objective may be influenced by a variety of factors, many of which are beyond our control. For a detailed discussion of risk factors affecting our business and operations, see Item 1A, Risk Factors in our fiscal year 2013 Form 10-K, filed by us with the United States Securities and Exchange Commission on July 30, 2013. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements should not be relied on as representing our estimates or views as of any subsequent date.

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

As you read this discussion and analysis, refer to our Condensed Consolidated Statements of Operations included in Item 1 - Condensed Consolidated Financial Statements, which presents the results of our operations for the three months ended July 31, 2013 and 2012. We analyze and explain the differences between the periods in the specific line items of our Condensed Consolidated Statements of Operations. This discussion and analysis has been organized as follows:

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

First Quarter 2014 Highlights
During the first quarter of fiscal year 2014:

•	Overall revenues of $59.0 million for the three months ended July 31, 2013 decreased 11% from $66.2 million in the prior year comparative period;

•	Standard segment systems revenue decreased 27% to $29.4 million from $40.0 million in the prior year comparative period based on lower sales volume across all of our geographic regions;

•
We continue to experience stable demand for consumable spare parts. In the prior year comparative period, we ran a promotion on spare parts that provided a one-time sales increase. Excluding that promotional activity, revenues of $21.3 million were in line with the prior year comparative period;

•	Advanced segment sales of $8.3 million for the three months ended July 31, 2013 were nearly double the prior year comparative period due to the timing of contract awards;

•
Standard segment gross margins of 38% were in line quarter-over-quarter and will vary period to period as a result of product and geographic mix. Our Advanced segment gross margins improved to 26% compared to the prior year comparative period due to changes in the project mix;

•
Consolidated operating expenses for the quarter included Other Operating Charges of approximately $1.6 million consisting of employee severance and benefits related to our cost reduction initiatives, professional fees for our investigation into alleged employee misconduct and related internal control matters, and professional fees related to our evaluation of strategic alternatives;

•
We generated operating income of $0.9 million, after including the $1.6 million in Other Operating Charges previously discussed, as compared to operating income of $4.2 million in the prior year comparative period; and

•	We generated a net loss of $0.8 million or a loss of $0.02 per share which compares to net income of $2.2 million, or $0.05 per share in the prior year comparative period.

Looking Ahead

Economic Climate. We experienced uneven order patterns based on uncertainty in the marketplace during the fourth quarter of fiscal year 2013 which we believe has stabilized at current levels. We anticipate that this uncertainty may impact us in a number of direct and indirect ways including: demand for our products based on confidence in the marketplace, differences in demand by geographic regions; pricing and product mix; potential changes in currency exchange rates; availability of credit; and inflation.

Cost Structure Changes. Management implemented plans to achieve approximately $13 million in cost reductions on an annualized basis in the first quarter of fiscal year 2014, which included targeted plans to reduce product costs and lower operating expenses. Approximately $4 million of the reductions are expected to be realized through gross margin improvements on our new products, while the remaining $9 million in savings will be realized through a combination of global staff reductions, continued optimization of our sales commission structure, and other efficiencies through process improvement. The full annualized run rate of savings is expected to be in place by the end of fiscal year 2014.

New Products. We continue to make strategic investments in research and development for existing products and new products and applications. We believe that delivering innovative and high-value solutions is critical to meeting our customer needs and achieving our future growth. We remain positive with regard to the global introduction of our Mach 2c and Mach 4c products. Sales of our new products in fiscal year 2014 continue to be well received, however, gross margins on our new products continue to be below average margins for our Standard segment systems fleet. As discussed above, we are executing on plans to improve the gross profit margins to normalized levels by the end of fiscal year 2014.

Adjusted EBITDA

Management remains focused on creating long-term shareholder value. We believe that Adjusted EBITDA, which we define as net income (loss), as determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”), excluding the effects of income taxes, depreciation, amortization of intangible assets, interest expense, and other non-cash charges, which includes such items as stock-based compensation expense, foreign currency gains or losses, and other allowable add backs pursuant to our Credit Facility Agreement, is a useful measure of our core performance in creating this value. The following table reconciles our Adjusted EBITDA for the three months ended July 31, 2013 and July 31, 2012, respectively:

Reconciliation of Adjusted EBITDA to Net Income: (in thousands)	Three Months Ended
	July 31,
	2013	2012
Net Income (Loss)	$(845)	$2,221
Add Back:
Depreciation and Amortization	1,592	1,426
Income Tax Expense (Benefit)	(121)	1,477
Interest Charges	384	340
Non-Cash Charges (i)	2,036	927
Adjusted EBITDA	$3,046	$6,391

(i)	Represents allowable add backs pursuant to Credit Facility Agreement.

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

Results of Operations
(Tabular amounts in thousands)

	Three Months Ended
	July 31,		Increase (Decrease)
	2013	2012	$	%
Sales	$59,004	$66,235	$(7,231)	(11)%
Gross Margin	21,609	24,793	(3,184)	(13)%
Selling, General, and Administrative Expenses	20,674	20,559	115	1%
Operating Income	935	4,234	(3,299)	(78)%
Expressed as a % of Sales:
Gross Margin	37%	37%		—	bpts
Selling, General, and Administrative Expenses	35%	31%		400	bpts
Operating Income	2%	6%		(400)	bpts
_____________________
bpts = basis points

Consolidated Sales by Category	Three Months Ended
	July 31,		Increase (Decrease)
	2013	2012	$	%
Standard System Sales	$29,372	$39,962	$(10,590)	(27)%
Advanced System Sales	8,299	4,154	4,145	100%
Consumable Parts Sales	21,333	22,119	(786)	(4)%
	$59,004	$66,235	$(7,231)	(11)%

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

This section provides a comparison of sales and gross margin for each of our reportable segments for the three months ended July 31, 2013 and July 31, 2012, respectively.

Standard Segment	Three Months Ended
	July 31,		Increase (Decrease)
	2013	2012	$	%
Sales	$50,705	$62,017	$(11,312)	(18)%
% of total company sales	86%	94%	NM	(800)	bpts
Gross Margin	19,470	24,247	(4,777)	(20)%
Gross Margin as % of sales	38%	39%	NM	(100)	bpts
_____________________
bpts = basis points
NM = not meaningful

For the three months ended July 31, 2013:

Sales in our Standard segment decreased $11.3 million or 18% over the prior year comparative period. Excluding the impact of foreign currency changes, sales in the Standard segment decreased $10.8 million or 17% for the three months ended July 31, 2013 when compared to the prior year comparative period. The quarter-to-date decreases were primarily due to the following:

•	Decreases in system sales volume in all of our geographic regions for an aggregate decrease of $10.6 million or 27% over the prior year comparative period; and

•
Consumable parts sales for this segment also decreased $0.7 million or 4% for the three months ended July 31, 2013 over the prior year comparative period. In the prior year quarter, we ran a promotion on spare parts. Excluding that promotional activity, revenues of $21.3 million were in line with the prior year comparative period;

Gross margin for the three months ended July 31, 2013 amounted to $19.5 million or 38% of sales compared to $24.2 million or 39% of sales in the prior year comparative period. Generally, comparison of gross margin rates will vary period over period based on changes in our product sales mix and prices, geographic mix and levels of production volume.

Advanced Segment	Three Months Ended
	July 31,		Increase (Decrease)
	2013	2012	$	%
Sales	$8,299	$4,218	$4,081	97%
% of total company sales	14%	6%	NM	800	bpts
Gross Margin	2,139	546	1,593	292%
Gross Margin as % of sales	26%	13%	NM	1,300	bpts
_____________________
bpts = basis points
NM = not meaningful

Sales in the Advanced segment vary period over period for various reasons, such as the timing of contract awards, timing of project design and manufacturing schedules, the timing of shipments to customers, and installation timing.

For the three months ended July 31, 2013, sales in our Advanced segment increased by $4.1 million and were nearly double the sales of the prior year comparative period. The increase in sales was primarily driven by the timing of a contract awarded in fiscal year 2013 which we began to recognize in the fourth quarter of fiscal year 2013 and expect to continue through fiscal year 2014.

Gross margin for the three months ended July 31, 2013 amounted to $2.1 million or 26% of sales as compared to $0.5 million and 13% of sales in the prior year comparative period. Gross margin as a percentage of sales in the Advanced segment was higher for the three months ended July 31, 2013 as a result of the type of projects and the stages of the projects, as well as higher average throughput in our manufacturing plant during the first quarter of fiscal year 2014. Advanced segment gross margins will also vary period over period based on changes in product mix, geographic mix and levels of production.

Selling, General, and Administrative Expenses	Three Months Ended
	July 31,		Increase (Decrease)
	2013	2012	$	%
Sales and Marketing	$10,794	$12,479	$(1,685)	(14)%
Research and Engineering	2,946	2,211	735	33%
General and Administrative	5,331	5,869	(538)	(9)%
Other Operating Charges	1,603	—	1,603	NM
Total Operating Expenses	$20,674	$20,559	$115	1%
_____________________
NM = not meaningful

During the three months ended July 31, 2013 we implemented plans to reduce operating expenses by approximately $9 million on an annualized basis. Commission expenses were lower than the prior year comparative period by $1.1 million, primarily due to lower sales volumes, the mix of sales through our direct and indirect sales channels, and partially as a result of our cost reduction initiatives. We had lower operating expenses for marketing and related support expense of $0.5 million, and lower project related costs totaling $0.4 million, due to both timing of expenses as well as the cost reduction initiatives introduced in the first quarter of fiscal year 2014. Consolidated operating expenses for the three months ended July 31, 2012 included a $0.8 million reimbursement benefit for certain research and engineering costs which reduced operating expenses in that period. These reductions were offsetting in the current quarter, by other operating charges of $1.6 million for employee severance and related benefits related to our cost saving initiatives, professional fees for our investigation of alleged employee misconduct and related internal control matters, and professional advisory fees related to our evaluation of strategic alternatives.

Interest Expense, net	Three Months Ended
	July 31,		Increase (Decrease)
	2013	2012	$	%
Interest Income	$16	$55	$(39)	(71)%
Interest Expense	(384)	(340)	44	13%
Net Interest Expense	$(368)	$(285)	$83	29%

Our net interest expense was $0.4 million for the three months ended July 31, 2013, in line with the prior year comparative period with net interest expense of $0.3 million. Our interest expense primarily consists of imputed interest on two subordinated notes that carry a below market interest rate, amortization of deferred debt financing fees and interest charges on the used and unused portion of our Credit Facility as well as outstanding letters of credit.

Other Expense, net	Three Months Ended
	July 31,		Increase (Decrease)
	2013	2012	$	%
Realized Foreign Exchange Losses, net	$(159)	$(369)	$210	57%
Unrealized Foreign Exchange Gains (Losses), net	(1,332)	100	(1,432)	NM
Other	(32)	4	(36)	NM
Other Expense, net	$(1,523)	$(265)	$(1,258)	NM
_____________________
NM = not meaningful

During the three months ended July 31, 2013 net other expense was $1.5 million compared to $0.3 million for the three months ended July 31, 2012. In general, changes in this balance result from the fluctuation in realized and unrealized foreign exchange gains and losses on revaluation of third party and intercompany settled and unsettled balances for which payment is anticipated in the foreseeable future.

Income Taxes

Our provision (benefit) for income taxes for the three months ended July 31, 2013 and July 31, 2012 respectively consisted of:

	Three Months Ended
	July 31,		Increase (Decrease)
	2013	2012	$	%
Current Tax Expense (Benefit)	$(108)	$451	$(559)	NM
Deferred Tax Expense (Benefit)	(13)	1,026	(1,039)	NM
Total Tax Expense (Benefit)	$(121)	$1,477	$(1,598)	NM

For the three months ended July 31, 2013 we recorded a tax benefit of $0.1 million compared to income tax expense of $1.5 million for the three months ended July 31, 2012. For the three months ended July 31, 2013, the relationship between income tax benefit and loss before taxes was not customary as the tax benefit for certain foreign jurisdictions were not realizable.

We anticipate generating sufficient future taxable income to realize the benefits of our U.S. and certain of our foreign deferred tax assets while continuing to provide a full valuation allowance against our net operating losses and other net deferred tax assets in certain other foreign tax jurisdictions. Our valuation allowance was $7.6 million at July 31, 2013 and April 30, 2013 and is mainly attributable to foreign net operating losses. Most of the foreign losses can be carried forward indefinitely, with certain amounts expiring beginning in 2016.

Liquidity and Capital Resources
Sources of Cash
Historically, our most significant sources of financing have been funds generated by operating activities, available cash and cash equivalents and available lines of credit. From time to time, we have raised funds through the sale of common stock.

Cash from Operating Activities
Cash used by operating activities was $0.5 million and $2.1 million for the three months ended July 31, 2013 and July 31, 2012, respectively. The change in cash from operations versus the prior year comparative period was driven by the timing of sales and customer billings as well as timing of revenue recognition and customer deposits.

Available Cash and Cash Equivalents
At July 31, 2013, we had total cash and cash equivalents of $13.4 million, of which $10.8 million was held by our foreign subsidiaries. To the extent that our cash needs in the U.S. exceed our cash reserves and availability under our Credit Facility Agreement, we may repatriate cash from certain of our foreign subsidiaries; however, this is not our current intent and could be limited by our ability to repatriate such cash in a tax efficient manner. We repaid our subordinated note on August 16, 2013 and believe that we will have sufficient additional cash generated from operations and other sources of financing available to fund our operations for at least the next twelve months. However, in the event that there are changes in our expectations or circumstances, we may need to raise additional funds through public or private debt or sale of equity to fund our operations. Cash balances which are not available for general corporate purposes are classified as restricted cash and are primarily related to cash which collateralizes commercial letters of credit.

Subordinated Notes
We had subordinated notes with a principal value of $10.0 million, accruing interest at 2% annually, for an aggregate amount due of $10.8 million in August 2013. The notes were repaid and extinguished on August 16, 2013.

Credit Facilities
We amended our Credit Facility Agreement on May 31, 2013, which was set to mature on March 2, 2014, and entered into a new four-year Credit Facility Agreement which will mature on May 31, 2017. We increased our total commitment under the new credit facility to $40.0 million to provide us more flexibility given the longer term of the agreement, and for changes in working capital needs as we continue to grow our business in the future. The financial covenant ratios under the new Credit Facility remain unchanged, requiring that we maintain a maximum leverage ratio of 2.75x and a minimum Fixed Charge Coverage Ratio of 1.75x. Interest charges continue to be based on the bank's prime rate or LIBOR rate plus a percentage spread between 0.00% and 2.25% and based on the our current leverage ratio. All of our domestic assets and certain interests in some foreign subsidiaries will continue to be pledged as collateral under the amended Credit Facility

The terms of the Credit Facility define the leverage ratio as the ratio of consolidated indebtedness, excluding our outstanding subordinated notes, to consolidated adjusted Earnings Before Interest, Taxes, Depreciation and Amortization and other non-cash charges, which includes such items as stock-based compensation expense, foreign currency gains or losses, and other allowable add backs pursuant to our Credit Facility Agreement ("Adjusted EBITDA") for the most recent four fiscal quarters. The Fixed Charge Coverage Ratio is defined as the ratio of Adjusted EBITDA, less cash payments for income taxes and maintenance capital expenditures, during the most recent four fiscal quarters to the sum of certain interest charges during the most recent four quarters and scheduled debt repayments in the next four quarters.

The financial covenants are measured on a quarterly basis. Our leverage ratio and fixed charge coverage ratio were 1.14 and 8.9, respectively, as of the fiscal quarter ended July 31, 2013. Our calculations of these financial ratios are reported in Exhibit No. 99.1 of this Quarterly Report on Form 10-Q. A violation of any of the covenants above would result in an event of default and accelerate the repayment of all unpaid principal and interest and the termination of any letters of credit. We were in compliance with all our financial covenants as of July 31, 2013.

We expect to be in compliance with our covenants pursuant to the Credit Facility Agreement for at least the next twelve months. However, in the event that there is a possibility of default, we may institute cost reductions; raise additional funds through public or private debt or sale of equity; possibly seek amendments to our Credit Facility Agreement or a combination of these items.

There were no outstanding borrowings on our Credit Facility as of July 31, 2013. We had $30.4 million available under our Credit Facility, net of $9.6 million in outstanding letters of credit. Based on our maximum allowable leverage ratio at the end of the period, the incremental amount we could have borrowed under our lines of credit, including the foreign credit facilities discussed below, was approximately $28.7 million.

We also maintain two unsecured foreign credit facilities. There were no outstanding balances under these credit facilities as of July 31, 2013.

Uses of Cash
Capital Expenditures
Our capital spending plans currently provide for outlays of between $6 million and $8 million over the next twelve months, primarily for investments in manufacturing machinery and equipment, information technology related projects, and patent and trademark maintenance. It is expected that funds necessary for these expenditures will be generated internally or from available financing. To the extent that sufficient funds cannot be generated through operations or we are unable to obtain financing on reasonable terms, we may reduce our capital expenditures accordingly. Our capital spending for the three months ended July 31, 2013 and July 31, 2012 was $1.5 million and $1.5 million, respectively.

Repayment of Debt
Our debt primarily consists of our subordinated notes and outstanding borrowings on our Credit Facility. We did not have any borrowings outstanding on our Credit Facility as of July 31, 2013 or April 30, 2013. The subordinated notes, aggregating to $10.8 million of principal and interest were repaid and extinguished subsequent to the quarter end on August 16, 2013.

Off-Balance Sheet Arrangements
 We had letter-of-credit agreements totaling $9.6 million as of July 31, 2013 and $8.4 million as of April 30, 2013. These letter-of-credit agreements relate to performance on contracts with our customers.

Contractual Obligations
During the three months ended July 31, 2013, there were no material changes outside the ordinary course of business in our contractual obligations and minimum commercial commitments as reported in our Annual Report on Form 10-K for the fiscal year ended April 30, 2013.

Critical Accounting Estimates and Judgments
There are no material changes in our critical accounting estimates as disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2013.

Recently Issued Accounting Pronouncements
In July 2013, the FASB issued authoritative guidance for the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent when, for certain reasons, it is not available. The guidance is effective for us in the first quarter of fiscal 2014 and had no material impact on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have not been any material changes in our market risk for the three months ended July 31, 2013. For additional information, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations as presented in our Annual Report on Form 10-K for the fiscal year ended April 30, 2013.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Company's management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended (referenced herein as the Exchange Act), as of the end of the period covered by this report.

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the current disclosure controls and procedures as of the end of this period were not effective due to the material weaknesses in internal control over financial reporting in the control environment and related monitoring of our operations in Brazil, and with regard to our response procedures to whistleblower allegations, as described more fully in Management's Report on Internal Control Over Financial Reporting included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2013.  A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Notwithstanding the material weaknesses, management including the Chief Executive Officer and the Chief Financial Officer, concluded that the Condensed Consolidated Financial Statements included in this report present fairly in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with accounting principles generally accepted in the United States.

(b)	Changes in Internal Controls

In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there were no changes identified in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

While our remediation efforts are underway, they have not yet been completed.  Accordingly, the material weaknesses identified in our Annual Report for the year ended April 30, 2013 continue to exist as of July 31, 2013.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 5 of the Condensed Consolidated Financial Statements found in Item 1 of Part I of this quarterly report on Form 10-Q for a discussion of the Company’s legal proceedings.

Item 1A. Risk Factors

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the “Risk Factors” sections of our Annual Report on Form 10-K for the fiscal year ended April 30, 2013, filed by us with the United States Securities and Exchange Commission on July 30, 2013. There have been no material changes in the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended April 30, 2013.

Items 2, 3, 4, and 5 are None or Not Applicable and have been omitted.

Item 6. Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Debt Covenant Compliance as of July 31, 2013
101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Taxonomy Extension Label Linkbase Document
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOW INTERNATIONAL CORPORATION

Date:	September 9, 2013	/s/ Charles M. Brown
Charles M. Brown
President and Chief Executive Officer (Principal Executive Officer)

Date:	September 9, 2013	/s/ Allen M. Hsieh
Allen M. Hsieh
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)