Form 10-Q
period 2013-10-31
FLOW INTERNATIONAL CORP
filed 2013-12-04
CIK 713002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2013
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
The registrant had 49,052,011 shares of Common Stock, $0.01 par value per share, outstanding as of November 29, 2013.

FLOW INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par values)
(Unaudited)

	October 31, 2013	April 30, 2013
ASSETS
Current Assets:
Cash and Cash Equivalents	$14,317	$15,465
Receivables, net	49,770	42,741
Inventories	42,568	41,059
Other Current Assets	12,659	17,194
Total Current Assets	119,314	116,459
Property and Equipment, net	16,840	17,894
Intangible Assets, net	5,147	5,120
Deferred Income Taxes, net	18,885	16,515
Other Long-Term Assets	5,654	6,105
Total Assets	$165,840	$162,093

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Note Payable	$2,550	$—
Subordinated Notes	—	10,559
Accounts Payable	20,890	17,166
Accrued Payroll and Related Liabilities	7,108	7,078
Taxes Payable and Other Accrued Taxes	3,612	3,908
Deferred Revenue and Customer Deposits	8,970	7,340
Other Accrued Liabilities	14,352	11,213
Total Current Liabilities	57,482	57,264
Deferred Income Taxes	6,544	6,313
Other Long-Term Liabilities	2,502	1,782
Total Liabilities	66,528	65,359

Commitments and Contingencies
Shareholders’ Equity:
Series A 8% Convertible Preferred Stock, $.01 par value, 1,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $.01 par value, 84,000 shares authorized; 49,046 and 48,452 shares issued and outstanding	490	484
Capital in Excess of Par	167,363	166,737
Accumulated Deficit	(63,390)	(64,635)
Accumulated Other Comprehensive Loss:
Defined Benefit Plan Obligation, net of income tax	(127)	(127)
Cumulative Translation Adjustment, net of income tax	(5,024)	(5,725)
Total Shareholders’ Equity	99,312	96,734
Total Liabilities and Shareholders’ Equity	$165,840	$162,093
See Accompanying Notes to Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2013	2012	2013	2012
Sales	$66,313	$67,038	$125,317	$133,273
Cost of Sales	40,570	41,618	77,965	83,060
Gross Margin	25,743	25,420	47,352	50,213
Operating Expenses:
Sales and Marketing	11,505	12,719	22,299	25,198
Research and Engineering	2,864	3,007	5,810	5,218
General and Administrative	5,930	5,730	11,261	11,599
Other Operating Charges	1,392	—	2,995	—
Total Operating Expenses	21,691	21,456	42,365	42,015
Operating Income	4,052	3,964	4,987	8,198
Interest Income	11	12	27	67
Interest Expense	(138)	(325)	(522)	(665)
Other Income (Expense), net	338	(124)	(1,185)	(389)
Income Before Income Taxes	4,263	3,527	3,307	7,211
Provision for Income Taxes	(1,956)	(1,352)	(1,835)	(2,829)
Income from Continuing Operations	2,307	2,175	1,472	4,382
Loss from Discontinued Operations, net of Income Tax	(217)	(65)	(227)	(51)
Net Income	$2,090	$2,110	$1,245	$4,331

Basic Earnings (Loss) Per Share:
Continuing Operations	$0.05	$0.04	$0.03	$0.09
Discontinued Operations	(0.01)	—	—	—
Net Income	$0.04	$0.04	$0.03	$0.09

Diluted Earnings (Loss) Per Share:
Continuing Operations	$0.05	$0.04	$0.03	$0.09
Discontinued Operations	(0.01)	—	—	—
Net Income	$0.04	$0.04	$0.03	$0.09

Weighted Average Shares Used in Computing Basic and Diluted Income (Loss) Per Share:
Basic	48,981	48,368	48,755	48,203
Diluted	49,307	48,904	49,118	48,941
See Accompanying Notes to Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2013	2012	2013	2012
Net Income	$2,090	$2,110	$1,245	$4,331
Other Comprehensive Income (Loss):
Cumulative Translation Adjustment, net of tax	977	619	701	(770)
Total Comprehensive Income	$3,067	$2,729	$1,946	$3,561

See Accompanying Notes to Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended
	October 31,
	2013	2012
Cash Flows from Operating Activities:
Net Income	$1,245	$4,331
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	3,227	2,839
Deferred Income Taxes	1,393	2,667
Provision for Slow Moving and Obsolete Inventory	204	128
Bad Debt Expense	164	220
Warranty Expense	3,147	3,034
Incentive Stock Compensation Expense	1,116	1,299
Unrealized Foreign Exchange Currency Losses	973	112
Indemnification Charge (Recovery)	22	(51)
Interest Accretion on Subordinated Notes	265	472
Other	216	48
Changes in Operating Assets and Liabilities:
Receivables	(7,686)	(1,693)
Inventories	(2,286)	(2,607)
Other Operating Assets	1,411	(340)
Accounts Payable	4,125	553
Accrued Payroll and Related Liabilities	(620)	(1,017)
Deferred Revenue and Customer Deposits	1,557	(2,571)
Other Operating Liabilities	407	(2,038)
Net Cash Provided by Operating Activities	8,880	5,386
Cash Flows from Investing Activities:
Expenditures for Property and Equipment	(2,023)	(3,426)
Expenditures for Intangible Assets	(320)	(350)
Proceeds from Sale of Property and Equipment	—	5
Restricted Cash	—	527
Net Cash Used in Investing Activities	(2,343)	(3,244)
Cash Flows from Financing Activities:
Borrowings Under Credit Facility	29,000	31,140
Repayments Under Credit Facility	(26,450)	(31,140)
Repayments Under Other Financing Arrangements	(3)	(2)
Repayment of Subordinated Notes	(10,824)	—
Net Cash Used in Financing Activities	(8,277)	(2)
Effect of Changes in Exchange Rates	592	191
Net Change in Cash And Cash Equivalents	(1,148)	2,331
Cash and Cash Equivalents, Beginning of Period	15,465	12,942
Cash and Cash Equivalents, End of Period	$14,317	$15,273
Supplemental Disclosures of Cash Flow Information:
Cash Paid during the Period for:
Interest	$183	$130
Income Taxes	718	1,581
Supplemental Disclosures of Noncash Investing Activities:
Accounts Payable Incurred to Acquire Property and Equipment and Intangible Assets	$351	$968

See Accompanying Notes to Condensed Consolidated Financial Statements

FLOW INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

					Accumulated Other Comprehensive Loss
	Common Stock		Capital In Excess of Par			Total Shareholders' Equity
	Shares	Par Value		Accumulated Deficit
Balances, April 30, 2012	47,891	$474	$164,882	$(69,672)	$(4,636)	$91,048
Net Income				4,331		4,331
Other Comprehensive Loss, net of tax					(770)	(770)
Stock Compensation	522	7	982			989
Balances, October 31, 2012	48,413	$481	$165,864	$(65,341)	$(5,406)	$95,598

Balances, April 30, 2013	48,452	$484	$166,737	$(64,635)	$(5,852)	$96,734
Net Income				1,245		1,245
Other Comprehensive Income, net of tax					701	701
Stock Compensation	594	6	626			632
Balances, October 31, 2013	49,046	$490	$167,363	$(63,390)	$(5,151)	$99,312
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
The preparation of these interim condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company’s financial statements. Operating results for the three and six months ended October 31, 2013 may not be indicative of future results.

Merger Agreement with Waterjet Holdings, Inc.

On September 25, 2013, Flow entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Waterjet Holdings, Inc. (formerly known as AIP Waterjet Holdings, Inc.), a Delaware corporation (“Parent”), and AIP/FIC Merger Sub, Inc., a Washington corporation and wholly owned subsidiary of Parent (“Merger Sub”). Pursuant to the terms of the Merger Agreement, Merger Sub will merge with and into Flow, with Flow continuing as the surviving corporation and becoming a wholly owned subsidiary of Parent (the “merger”). After completion of the Merger, Parent will own 100% of Flow's outstanding stock, and current stockholders will no longer have any interest in Flow. If the Merger is completed, each share of Flow common stock outstanding immediately prior to the effective time of the Merger (other than any shares held by (i) Flow, Parent or Merger Sub or any of their respective subsidiaries or (ii) any person who has perfected dissenters’ rights in accordance with Chapter 23B.13 of the Washington Business Corporation Act, which we refer to as the "WBCA") will be converted into the right to receive $4.05 in cash, without interest and less any applicable withholding taxes. As a result of the Merger, Flow will become a wholly owned subsidiary of Parent, and Company Common Stock will no longer be publicly traded. In addition, the Company Common Stock will be delisted from the NASDAQ Stock Market and deregistered under the Securities Exchange Act of 1934, as amended, and will no longer file periodic reports with the SEC on account of Company Common Stock. The transaction is expected to be completed in early 2014.
The closing of the Merger is subject to customary closing conditions, including (i) receiving the required approval of the Company's stockholders and (ii) the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). On November 15, 2013, the Company filed with the SEC its definitive proxy statement (the “Proxy Statement”) for a Special Meeting of Stockholders scheduled for December 20, 2013 to consider the adoption of the Merger Agreement and related matters (the “Special Meeting”). Additional detail about the closing conditions to the Merger can be found in the Merger Agreement and the Proxy Statement.
The foregoing description is a summary and does not purport to contain all details related to the Merger and the actions and conditions contemplated thereby, and therefore is qualified in all respects by reference to the Merger Agreement and related materials, which can be found in the Company's SEC filings at www.sec.gov. The foregoing information about the Merger Agreement and the actions and conditions contemplated thereby is stated as of the date on which this Form 10-Q is filed.
Under the HSR Act, the Merger may not be completed until the expiration of a thirty-calendar day waiting period after Flow and Parent submit a Premerger Notification and Report Form under the HSR Act with the Federal Trade Commission (“FTC”), and the Antitrust Division of the Department of Justice, (“Antitrust Division”), unless such waiting period is earlier terminated by the FTC and the Antitrust Division, or unless extended by a Request for Additional Information. Flow and Parent each filed a Premerger Notification and Report Form under the HSR Act with the FTC and the Antitrust Division in connection with the Merger on October 28, 2013. Flow and Parent refiled the October 28 filing on November 27, 2013, extending the period for FTC Review.

Fair Value of Financial Instruments

The carrying value of the Company’s current assets and liabilities approximate fair values due to the short-term maturity of these assets and liabilities. Nonfinancial assets and liabilities measured on a nonrecurring basis that are included in the Company’s Condensed Consolidated Balance Sheets consist of long-lived assets and a cost-method investment. Such nonfinancial assets are measured at fair value when impairment indicators exist. Due to significant unobservable inputs, the fair value measures used to evaluate impairment and to calculate a prevailing market interest rate are Level 3 inputs. There were no impairments identified for the three and six months ended October 31, 2013.

Note 2: Receivables, Net
Net receivables consisted of the following:

	October 31, 2013	April 30, 2013
Trade Accounts Receivable	$37,001	$31,893
Unbilled Revenues	13,725	11,754
	50,726	43,647
Less: Allowance for Doubtful Accounts	(956)	(906)
Receivables, net	$49,770	$42,741
Unbilled revenues do not contain any amounts which are expected to be collected after one year.

Note 3: Inventories

Inventories consisted of the following:

	October 31, 2013	April 30, 2013
Raw Materials and Parts	$26,110	$25,409
Work in Process	3,776	3,365
Finished Goods	12,682	12,285
Inventories	$42,568	$41,059

Note 4: Debt

Credit Facility

The Company has a $40.0 million Credit Facility that matures May 31, 2017. Under the terms of the Credit Facility in effect as of October 31, 2013, the Company is required to maintain a maximum consolidated leverage ratio of 2.75x, and a minimum fixed charge coverage ratio of 1.75x. The terms of the Credit Facility define the leverage ratio as the ratio of consolidated indebtedness to consolidated adjusted Earnings Before Interest, Taxes, Depreciation and Amortization and other non-cash charges, which includes such items as stock-based compensation expense, foreign currency gains or losses, and other allowable add backs pursuant to our Credit Facility Agreement ("Adjusted EBITDA") for the most recent four fiscal quarters. The Fixed Charge Coverage Ratio is defined as the ratio of Adjusted EBITDA, less cash payments for income taxes and maintenance capital expenditures, during the most recent four fiscal quarters to the sum of certain interest charges during the most recent four quarters and scheduled debt repayments in the next four quarters.

The financial covenants are measured on a quarterly basis. The Company's leverage ratio and fixed charge coverage ratio were 0.51 and 10.2, respectively as of the fiscal quarter ended October 31, 2013. The Company's calculations of these financial ratios are reported in Exhibit No. 99.1 of this quarterly report on Form 10-Q. A violation of any of the Credit Facility covenants would result in an event of default and accelerate the repayment of all unpaid principal and interest and the termination of any letters of credit. The Company was in compliance with all of its financial covenants as of October 31, 2013. All of the Company's domestic assets and certain interests in some foreign subsidiaries are pledged as collateral under the three-year Credit Facility Agreement. In addition, the terms of the Credit Facility limit the Company's ability to pay dividends.

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

The Merger, as referenced in Note 1 of the Condensed Consolidated Financial Statements, if consummated, would be considered a “change of control” under the Company's Credit Facility, which would constitute an event of default; however, management anticipates that all outstanding indebtedness under the Credit Facility would be repaid concurrently with the consummation of the Merger and that the Credit Facility would be terminated.

There was $2.6 million outstanding on the Company's Credit Facility as of October 31, 2013. Consequently, the Company had $30.8 million available under this Credit Facility, net of $6.6 million in outstanding letters of credit.

Revolving Credit Facility

The Company also maintains two unsecured foreign credit facilities. There were no outstanding balances under these credit facilities as of October 31, 2013.

Subordinated Notes

The Company issued subordinated notes in fiscal year 2010 with a principal value of $10.0 million and a 2% annual interest rate. The notes were originally recorded at a discount as the stated interest rate was below the Company's incremental borrowing rate. The discount was amortized to interest expense through maturity of the notes. The principal balance and accrued interest on the notes totaled $10.8 million when the notes were repaid and extinguished in August 2013.

Note 5: Commitments and Contingencies
Warranty Obligations
The Company believes that its warranty accrual as of October 31, 2013, which is included in the Other Accrued Liabilities line item in the Condensed Consolidated Balance Sheets, is sufficient to cover expected warranty costs. The following table presents the Company's warranty obligation activity:

	Six Months Ended
	October 31,
	2013	2012
Beginning Balance	$3,724	$3,013
Increase in warranty liability on fiscal year sales	3,147	3,034
Reduction in warranty liability for claims in fiscal year	(2,778)	(2,605)
Ending Balance	$4,093	$3,442

Other Operating Charges

The Company recorded Other Operating Charges of $1.4 million and $3.0 million for the respective three and six months ended October 31, 2013 in the Condensed Consolidated Statements of Operations which was comprised of the following:

•	charges of nil and $0.6 million for the respective three and six months ended October 31, 2013 for employee severance and related benefits as part of the Company's cost reduction initiatives;

•
professional fees and other charges of $0.1 million and $0.8 million for the three and six months ended October 31, 2013 for the investigations into alleged employee misconduct and related internal control matters; and

•
professional fees of $1.3 million and $1.6 million for the three and six months ended October 31, 2013 related to our evaluation of strategic alternatives and the proposed Merger transaction with Waterjet Holdings Inc.;

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

In litigation arising out of a June 2002 incident at a Crucible Metals (“Crucible”) facility, the Company's excess insurance carrier is contesting its obligation to provide coverage for property damage. The suits over insurance coverage, Flow Autoclave Systems, Inc., Flow Pressure Systems, ABB Pressure Systems, Avure Technologies AB and Avure Technologies, Inc. v. Lumbermens Mutual Casualty and Kemper Insurance Co., and Lumbermens Mutual Casualty Company v. Flow International Corporation, Flow Autoclave Systems, Inc., Flow Pressure Systems, ABB Pressure Systems, Avure Technologies AB and Avure Technologies, Inc., were originally filed in Supreme Court of the State of New York, County of Onondaga, Index No. 2005-2126 in 2005, and sought a declaratory judgment of the rights of the parties under the insurance policy issued by the carrier. The carrier, Lumbermens Mutual Casualty Company, has settled the claims relating to this incident for a total of approximately $3.4 million and sought a declaratory judgment that it was not obligated to pay the claim. The suit, Lumbermens Mutual Casualty Company v. Flow International Corporation et al, was filed in United States District Court for the Northern District of New York on August 13, 2008, case number 08-CV-865. In order to avoid the continuing cost associated with the lawsuit, the Company has agreed to settle the claim for $275,000.

Merger Related Litigation

On September 27, 2013, a purported class action lawsuit was filed on behalf of the Company’s stockholders in the Superior Court of Washington for King County, docketed as Englehart v. Brown, et al, Case No. 13-2-33726-6 KNT. A second purported class action lawsuit on behalf of the Company’s stockholders was filed five days later, on October 2, 2013, in the Superior Court of Washington for King County, docketed as Wulfken v. Brown, et al., Case No. 13-2-34375-4 KNT. On October 4, 2013, two more purported class action lawsuits on behalf of the Company’s stockholders were filed in the Superior Court of Washington for King County, docketed as Papazian v. Brown, et al., Case No. 13-2-34980-9 KNT, and Chu v. Flow International Corporation, et al., Case No. 13-2-34967-1 KNT. On October 8, 2013, another purported class action lawsuit was filed in the Superior Court of Washington for King County, docketed as Bruno v. Flow International Corporation, et al., Case No. 13-2-35209-5 KNT. A sixth and final purported class action lawsuit on behalf of the Company’s stockholders was filed in the Superior Court of Washington for King County, on October 16, 2013, docketed as Shaev v. Flow International Corporation, et al., Case No. 13-2-35865-4 KNT. On October 9, 2013, the plaintiff in Englehart filed a Motion for Consolidation of Related Actions and Appointment of Lead Plaintiff and Co-Lead Counsel. Some of the other plaintiffs filed competing motions for appointment as lead plaintiff and lead counsel. On October 23, 2013, the Court consolidated all six actions, appointed Englehart as lead plaintiff and approved Englehart’s selection of lead counsel in the consolidated action.

On November 19, 2013, an amended consolidated complaint was filed. The consolidated complaint alleges, among other things, that the Company’s Board of Directors breached its fiduciary duties to stockholders by failing to take steps to maximize stockholder value or to engage in a fair sale process before approving the proposed acquisition of the Company by American Industrial Partners (“AIP”) through its affiliates, AIP Waterjet Holdings, Inc. and AIP/FIC Merger Sub, Inc. (collectively with AIP, “the AIP Entities”). Specifically, the consolidated complaint alleges that the consideration paid by the AIP Entities is grossly inadequate in light of Flow’s recent performance and prospects, that the process was designed to ensure that the AIP Entities had the only opportunity to acquire the Company because certain deal protection mechanisms precluded the Company from seeking out or listening to competing offers, and that Flow’s Schedule 14A Proxy filed by the Company with the SEC on November 15, 2013 omits certain purportedly material information. The lawsuit alleges that the Board was aided and abetted in its breaches of fiduciary duty by Flow and the AIP Entities. The consolidated complaint names the Company, the members of our Board of Directors, and the AIP Entities as defendants. The plaintiffs in the consolidated action seek relief that includes, among other things, an injunction prohibiting the consummation of the proposed merger, rescission to the extent the merger terms have already been implemented, unspecified damages, and the payment of plaintiffs’ attorneys’ fees and costs.

On November 26, 2013, the Court entered a stipulated order dismissing without prejudice the AIP Entities from the consolidated action. That same day, the Court entered a stipulated scheduling order setting a hearing date of December 13, 2013 for any motion for preliminary injunction.

On November 22, 2103, a Flow shareholder filed a lawsuit solely on behalf of himself (not on behalf of a purported class) in the United States District Court for the Western District of Washington. The complaint asserts allegations similar to those alleged in the consolidated class action pending in King County Superior Court. The complaint also alleges that Flow’s

Board of Directors violated Section 14(a) of the Exchange Act, 15 U.S.C. §78n(a), and SEC Rule 14a-9 promulgated thereunder, because Flow’s Schedule 14A Proxy purportedly contains materially false or misleading statements, or omits materials facts necessary to make statements therein not false or misleading. The complaint seeks relief that includes an injunction prohibiting the consummation of the proposed merger and payment of attorneys’ fees and costs.

Flow and the Flow Board believe the lawsuits are without merit and intend to defend against them vigorously. There can be no assurance, however, with regard to the outcome. Additional lawsuits arising out of or relating to the Merger Agreement or the merger may be filed in the future.

Other Claims or Assessments

In fiscal year 2009, the Company was notified by the purchaser of its Avure Business (“Purchaser”), which was reported as discontinued operations for the year ended April 30, 2006, that the Swedish Tax Authority was conducting an audit which included periods during the time that the Company owned the subsidiary. Pursuant to an Indemnification Agreement with the purchaser, the Company had made certain commitments to indemnify various liabilities and claims, including any tax matters when the Company owned the business. The Swedish tax authority concluded its audit and issued a report in November 2009, initially asserting that Avure owed 19.5 million Swedish Krona in additional taxes, penalties and fines which included periods prior to and following the Company's disposition of Avure. An equivalent of $1.1 million was accrued in fiscal year 2010 related to the periods during which the Company owned Avure. This amount was accounted for as an adjustment to the loss on the disposal of the Avure Business and was reported as a charge to discontinued operations in the Statement of Operations. The balance of the assessed amount will fluctuate period over period with changes in foreign currency rates.

In August 2012, the Swedish district court ruled in favor of the tax authority following which the Company filed an appeal to the Administrative Court of Stockholm. The Administrative Court of Stockholm issued its final ruling on September 16, 2013. Management has decided not to contest this ruling and has offered 7.5 million Swedish Krona (an equivalent of $1.1 million) to settle the Company's portion of the liability to Avure. Avure has filed an arbitration demand. To date, no change has been made to the original reserve recorded other than fluctuations related to foreign currency rates as described above.

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

Stock Options

The following table summarizes stock option activities for the six months ended October 31, 2013:

	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)
Outstanding at April 30, 2013	375,028	$10.64	$—	4.6
Granted	—	—
Exercised	—	—
Expired or forfeited	—	—
Outstanding at October 31, 2013	375,028	$10.64	$—	4.1
Exercisable as of October 31, 2013	375,028	$10.64	$—	4.1
Vested and expected to vest as of October 31, 2013	375,028	$10.64	$—	4.1

The Company did not recognize any compensation expense related to stock options for the six months ended October 31, 2013 and October 31, 2012. All outstanding options are vested.

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

The following table summarizes the service and performance-based stock award activities for employees for the six months ended October 31, 2013:

	Number of Shares	Weighted-Average Grant-date Fair Value
Unvested at April 30, 2013	1,729,004	$3.03
Granted	355,000	3.63
Vested	(703,916)	2.82
Forfeited	(83,847)	3.12
Unvested at October 31, 2013	1,296,241	$3.30

For the respective six months ended October 31, 2013 and 2012, the Company recognized compensation expense related to service and performance-based stock awards of $1.1 million and $1.3 million. As of October 31, 2013, total unrecognized compensation cost related to service and performance-based stock awards of $3.6 million is expected to be recognized over a weighted average period of 2.3 years.

Merger Related Information

On September 25, 2013, Flow entered into a definitive Agreement and Plan of Merger with Parent and Merger Sub. Refer to Note 1 for more information.

After completion of the Merger, Parent will own 100% of Flow's outstanding stock, and current stockholders will no longer have any interest in Flow. If the Merger is completed, each share of Flow common stock outstanding immediately prior to the effective time of the Merger will be converted into the right to receive $4.05 in cash, without interest and less any applicable withholding taxes.
Each outstanding restricted stock right, phantom share right and restricted stock unit (“Restricted Stock Right”) issued by Flow that is subject to time-based vesting conditions will be fully vested and converted into the right to receive an amount in cash equal to $4.05 multiplied by the number of shares of Common Stock subject to such Restricted Stock Right, in each case without interest, less any applicable withholding for taxes. Each Restricted Stock Right that is subject to performance-based vesting conditions that have not been satisfied as of the consummation of the Merger will be canceled and no consideration will be payable with respect thereto. In addition, each Flow option outstanding immediately prior to the Merger, whether vested or unvested, will be fully vested and converted into the right to receive an amount in cash equal to (i) the excess, if any, of $4.05 over the applicable exercise price per share of such stock option, multiplied by (ii) the number of shares of Company Common Stock subject to such stock option, without interest, less any applicable withholding for taxes. There are no outstanding options with exercise prices that are lower than $4.05 and, as a result, no payments will be made to option holders in respect of their options in connection with the Merger.

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

The following table sets forth the computation of basic and diluted income from continuing operations per share:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2013	2012	2013	2012
Income from Continuing Operations	$2,307	$2,175	$1,472	$4,382
Weighted average shares used in computing basic income per share	48,981	48,368	48,755	48,203
Dilutive potential common shares from employee stock options and restricted stock units	326	536	363	738
Weighted average shares used in computing diluted income per share	49,307	48,904	49,118	48,941
Basic income from continuing operations per share	$0.05	$0.04	$0.03	$0.09
Diluted income from continuing operations per share	$0.05	$0.04	$0.03	$0.09

There were 1.2 million common shares from employee stock options and restricted stock units which were excluded from the diluted weighted average share calculation for both the three and six months ended October 31, 2013 as compared to 0.4 million and 0.9 million for the respective three and six months ended October 31, 2012 as their effects were antidilutive.

Note 8: Other Income (Expense), Net

The following table sets forth the detail of Other Income (Expense), net:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2013	2012	2013	2012
Realized Foreign Exchange Gains (Losses), net	$(44)	$129	$(203)	$(240)
Unrealized Foreign Exchange Gains (Losses), net	359	(212)	(973)	(112)
Other	23	(41)	(9)	(37)
Other Income (Expense), net	$338	$(124)	$(1,185)	$(389)

Note 9: Income Taxes

For the respective three and six months ended October 31, 2013, the Company recorded income tax expense of $2.0 million and $1.8 million compared to income tax expense of $1.4 million and $2.8 million in the respective prior year periods. For the three and six months ended October 31, 2013, the relationship between income tax expense and income before taxes was not customary. The Company recorded reserves for uncertain tax positions in the three months ended October 31, 2013 and was not able to recognize the tax benefit from losses generated in certain foreign jurisdictions in the three and six months ended October 31, 2013.
The Company anticipates generating sufficient future taxable income to realize the benefits of its U.S. and certain of its foreign deferred tax assets while continuing to provide a full valuation allowance against its net operating losses and other net deferred tax assets in certain other foreign tax jurisdictions. The Company's valuation allowance was $7.6 million at October 31, 2013 and $7.6 million at April 30, 2013 and is mainly attributable to foreign net operating losses. Most of the foreign losses can be carried forward indefinitely, with certain amounts expiring beginning in 2016.

Note 10: Segment Information

The following table sets forth the revenue and gross margin of operations by reportable segment:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2013	2012	2013	2012
Standard Segment:
Sales	$57,799	$63,202	$108,503	$125,219
Gross Margin	23,691	25,341	43,160	49,587
	41%	40%	40%	40%
Advanced Segment:
Sales	8,514	3,836	16,814	8,054
Gross Margin	2,052	79	4,192	626
	24%	2%	25%	8%
Total:
Sales	$66,313	$67,038	$125,317	$133,273
Gross Margin	$25,743	$25,420	$47,352	$50,213
	39%	38%	38%	38%

FLOW INTERNATIONAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

     Forward-looking statements in this report, including without limitation, statements regarding: the proposed acquisition of Flow by Waterjet Holdings Inc., the receipt of regulatory approval for the potential merger transaction, and the anticipated timing of the closing of the proposed merger transaction, if at all, statements relating to our plans, strategies, objectives, expectations, intentions, and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “may,” “expect,” “believe,” “anticipate,” “estimate,” “plan” and similar expressions are intended to identify forward-looking statements. These statements are no guarantee of future performance and involve certain risks, assumptions, and uncertainties that are difficult to predict. Therefore, actual outcome and results may differ materially from what is expressed or forecasted in such forward-looking statements.

     We make forward-looking statements of our expectations which include but are not limited to the following examples:

•
statements regarding the proposed acquisition of Flow by Waterjet Holdings Inc., the receipt of regulatory approval for the potential merger transaction, the expectation of the transaction closing in early 2014, if at all

•
statements regarding the effects of global financial and economic conditions, credit and equity market volatility and continued fluctuations in the global economy and the impact this may have on our business and financial condition;

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

As you read this discussion and analysis, refer to our Condensed Consolidated Statements of Operations included in Item 1 - Condensed Consolidated Financial Statements, which presents the results of our operations for the three and six months ended October 31, 2013 and 2012. We analyze and explain the differences between the periods in the specific line items of our Condensed Consolidated Statements of Operations. This discussion and analysis has been organized as follows:

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

Merger Agreement with Waterjet Holdings, Inc.
On September 25, 2013, we entered into a definitive Agreement and Plan of Merger with Waterjet Holdings, Inc. and AIP/FIC Merger Sub, Inc. Pursuant to the terms of the Merger Agreement, AIP/FIC Merger Sub, Inc. will merge with and into Flow, with Flow continuing as the surviving corporation and becoming a wholly owned subsidiary of Waterjet Holdings Inc. After completion of the Merger, Waterjet Holdings Inc. will own 100% of our outstanding stock, and our current stockholders will no longer have any interest in the Company. The closing of the Merger is subject to customary closing conditions, including (i) receiving the required approval of our stockholders and (ii) the expiration or termination of the applicable waiting periods under the HSR Act. A Special Meeting of shareholders to approve the Merger is scheduled for December 20, 2013 and the transaction is expected to be completed in early 2014. Refer to Note 1 of the Condensed Consolidated Financial Statements found in Item 1 of Part I of this quarterly report on Form 10-Q for more information. The Merger Agreement and related materials can be found in our SEC filings at www.sec.gov.

Second Quarter 2014 Highlights
During the second quarter of fiscal year 2014:

•	Overall revenues of $66.3 million for the three months ended October 31, 2013 decreased slightly from $67.0 million in the prior year comparative period;

•	Standard segment systems revenue decreased 14% to $34.6 million from $40.3 million in the prior year comparative period based on lower sales volume across all of our geographic regions;

•	We continue to experience stable demand for consumable spare parts. Revenues of $23.2 million increased slightly from the prior year comparative period;

•	Advanced segment sales of $8.5 million for the three months ended October 31, 2013 were more than double the prior year comparative period due to the timing of contract awards;

•
Standard segment gross margins of 41% increased by 100 basis points compared to the prior year comparative period and will vary period to period as a result of product and geographic mix. Our Advanced segment gross margins improved to 24% compared to the prior year comparative period. This was due to a $0.4 million write off of deferred project costs related to an order that was ultimately not realized and also to a $0.7 million discount that was given to a customer in the second quarter of fiscal 2013 in contemplation of future projects;

•
Consolidated operating expenses for the quarter included Other Operating Charges of approximately $1.4 million, primarily professional fees related to our proposed Merger with Waterjet Holdings, Inc.; excluding those charges, operating expenses decreased by $1.2 million, to $20.3 million compared to the prior year period as a result of cost reduction initiatives that we initiated at the beginning of fiscal year 2014;

•
We generated operating income of $4.1 million, after including the $1.4 million in Other Operating Charges previously discussed, as compared to operating income of $4.0 million in the prior year comparative period; and

•	We generated net income of $2.1 million or $0.04 per share which compares to net income of $2.1 million, or $0.04 per share in the prior year comparative period.

Looking Ahead
Economic Climate. We experienced uneven standard systems order patterns based on uncertainty in the marketplace during the fourth quarter of fiscal year 2013 which we believe has stabilized at current levels. We anticipate that this uncertainty may impact us in a number of direct and indirect ways including: demand for our products based on confidence in the marketplace, differences in demand by geographic regions; pricing and product mix; potential changes in currency exchange rates; availability of credit; and inflation.

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

Adjusted EBITDA

Management remains focused on creating long-term shareholder value. We believe that Adjusted EBITDA, which we define as net income, as determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”), excluding the effects of income taxes, depreciation, amortization of intangible assets, interest expense, and other non-cash charges, which includes such items as stock-based compensation expense, foreign currency gains or losses, and other allowable add backs pursuant to our Credit Facility Agreement, is a useful measure of our core performance in creating this value. The following table reconciles our Adjusted EBITDA for the respective three and six months ended October 31, 2013 and 2012:

Reconciliation of Adjusted EBITDA to Net Income: (in thousands)	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2013	2012	2013	2012
Net Income	$2,090	$2,110	$1,245	$4,331
Add Back:
Depreciation and Amortization	1,635	1,413	3,227	2,839
Income Tax Provision	1,956	1,352	1,835	2,829
Interest Charges	138	325	522	665
Non-Cash Charges (i)	277	768	2,313	1,695
Adjusted EBITDA	$6,096	$5,968	$9,142	$12,359

(i)	Represents allowable add backs pursuant to Credit Facility Agreement.

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

Results of Operations
(Tabular amounts in thousands)

	Three Months Ended					Six Months Ended
	October 31,		Increase (Decrease)			October 31,		Increase (Decrease)
	2013	2012	$	%		2013	2012	$	%
Sales	$66,313	$67,038	$(725)	(1)%		$125,317	$133,273	$(7,956)	(6)%
Gross Margin	25,743	25,420	323	1%		47,352	50,213	(2,861)	(6)%
Selling, General, and Administrative Expenses	21,691	21,456	235	1%		42,365	42,015	350	1%
Operating Income	4,052	3,964	88	2%		4,987	8,198	(3,211)	(39)%
Expressed as a % of Sales:
Gross Margin	39%	38%		100	bpts	38%	38%		—	bpts
Selling, General, and Administrative Expenses	33%	32%		100	bpts	34%	32%		200	bpts
Operating Income	6%	6%		—	bpts	4%	6%		(200)	bpts
_____________________
bpts = basis points

Consolidated Sales by Category

	Three Months Ended				Six Months Ended
	October 31,		Increase (Decrease)		October 31,		Increase (Decrease)
	2013	2012	$	%	2013	2012	$	%
Standard System Sales	$34,599	$40,330	$(5,731)	(14)%	$63,971	$80,292	$(16,321)	(20)%
Advanced System Sales	8,514	3,751	4,763	127%	16,814	7,905	8,909	113%
Consumable Parts Sales	23,200	22,957	243	1%	44,532	45,076	(544)	(1)%
	$66,313	$67,038	$(725)	(1)%	$125,317	$133,273	$(7,956)	(6)%

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

This section provides a comparison of sales and gross margin for each of our reportable segments for the respective three and six months ended October 31, 2013 and 2012.

Standard Segment	Three Months Ended					Six Months Ended
	October 31,		Increase (Decrease)			October 31,		Increase (Decrease)
	2013	2012	$	%		2013	2012	$	%
Sales	$57,799	$63,202	$(5,403)	(9)%		$108,503	$125,219	$(16,716)	(13)%
% of total company sales	87%	94%	NM	(700)	bpts	87%	94%	NM	(700)	bpts
Gross Margin	23,691	25,341	(1,650)	(7)%		43,160	49,587	(6,427)	(13)%
Gross Margin as % of sales	41%	40%	NM	100	bpts	40%	40%	NM	—	bpts
_____________________
bpts = basis points
NM = not meaningful

For the three and six months ended October 31, 2013:

Sales in our Standard segment decreased $5.4 million or 9%, and $16.7 million or 13% over the prior year comparative periods. Excluding the impact of foreign currency changes, sales in the Standard segment decreased $4.6 million or 7% and $15.4 million or 12% for the respective three and six months ended October 31, 2013 when compared to the prior year comparative periods. The quarter-to-date and year-to-date decreases were primarily due to the following:

•	Decrease in system sales volume in all of our geographic regions for aggregate decrease of $5.7 million or 14% and $16.3 million or 20% over the prior year comparative periods; and

•
Consumable parts sales for this segment increased $0.2 million or 1% for the three months ended October 31, 2013 over the prior year comparative period based on higher system utilization by our customers and increased installed base of systems. For the six months ended October 31, 2013, total consumable spare parts sales decreased $0.5 million or 1% compared to the prior year period, primarily due to a spare parts promotion campaign in the prior year.

Gross margin for the three and six months ended October 31, 2013 amounted to $23.7 million or 41% and $43.2 million or 40% of sales compared to $25.3 million or 40% and $49.6 million or 40% of sales in the prior year comparative periods. Generally, comparison of gross margin rates will vary period over period based on changes in our product sales mix and prices, geographic mix and levels of production volume.

Advanced Segment	Three Months Ended					Six Months Ended
	October 31,		Increase (Decrease)			October 31,		Increase (Decrease)
	2013	2012	$	%		2013	2012	$	%
Sales	$8,514	$3,836	$4,678	122%		$16,814	$8,054	$8,760	109%
% of total company sales	13%	6%	NM	700	bpts	13%	6%	NM	700	bpts
Gross Margin	2,052	79	1,973	NM		4,192	626	3,566	NM
Gross Margin as % of sales	24%	2%	NM	NM		25%	8%	NM	NM
_____________________
bpts = basis points
NM = not meaningful

Sales in the Advanced segment vary period over period for various reasons, such as the timing of contract awards, timing of project design and manufacturing schedules, the timing of shipments to customers, and installation timing.

For the three and six months ended October 31, 2013, sales in our Advanced segment increased by $4.7 million or 122% and $8.8 million or 109% over the prior year comparative periods. The increase in sales was primarily driven by the timing of our Advanced contracts.

Gross margin for the respective three and six months ended October 31, 2013 amounted to $2.1 million or 24% and $4.2 million or 25% of sales as compared to $0.1 million or 2% and $0.6 million or 8% of sales in the prior year comparative periods. The increase was mainly due to a $0.4 million write off of deferred project costs related to an order that was ultimately not realized and also to a $0.7 million discount that was given to a customer in the second quarter of fiscal 2013 in contemplation of a future project.

Selling, General, and Administrative Expenses
	Three Months Ended				Six Months Ended
	October 31,		Increase (Decrease)		October 31,		Increase (Decrease)
	2013	2012	$	%	2013	2012	$	%
Sales and Marketing	$11,505	$12,719	$(1,214)	(10)%	$22,299	$25,198	$(2,899)	(12)%
Research and Engineering	2,864	3,007	(143)	(5)%	5,810	5,218	592	11%
General and Administrative	5,930	5,730	200	3%	11,261	11,599	(338)	(3)%
Other Operating Charges	1,392	—	1,392	NM	2,995	—	2,995	NM
Total Operating Expenses	$21,691	$21,456	$235	1%	$42,365	$42,015	$350	1%
_____________________
NM = not meaningful

During the first quarter of fiscal year 2014 we implemented plans to reduce operating expenses by approximately $9 million on an annualized basis. Commission expenses were lower than the prior year comparative period by $0.5 million, primarily due to lower sales volumes, the mix of sales through our direct and indirect sales channels, and partially as a result of our cost reduction initiatives. We had lower operating expenses for marketing and related support expense of $0.7 million and lower project related costs totaling $0.4 million, due to both timing of expenses as well as the cost reduction initiatives introduced in the first quarter of fiscal year 2014. These reductions were offset in the current quarter, by other operating charges of $1.4 million, primarily professional fees related to our proposed Merger with Waterjet Holdings, Inc., and $0.8 million related to our employee profit sharing plan.

Interest Income (Expense), net	Three Months Ended				Six Months Ended
	October 31,		Increase (Decrease)		October 31,		Increase (Decrease)
	2013	2012	$	%	2013	2012	$	%
Interest Income	$11	$12	$(1)	(8)%	$27	$67	$(40)	(60)%
Interest Expense	(138)	(325)	(187)	(58)%	(522)	(665)	(143)	(22)%
Net Interest Expense	$(127)	$(313)	$(186)	(59)%	$(495)	$(598)	$(103)	(17)%

Our net interest expense was $0.1 million and $0.5 million for the respective three and the six months ended October 31, 2013 compared with net interest expense of $0.3 million and $0.6 million in the prior year comparative periods. Our interest expense was lower for the three months ended October 31, 2013 primarily due to the repayment and extinguishment of our subordinated notes in August 2013.

Other Income (Expense), net	Three Months Ended				Six Months Ended
	October 31,		Increase (Decrease)		October 31,		Increase (Decrease)
	2013	2012	$	%	2013	2012	$	%
Realized Foreign Exchange Gains (Losses), net	$(44)	$129	$(173)	NM	$(203)	$(240)	$(37)	(15)%
Unrealized Foreign Exchange Gains (Losses), net	359	(212)	571	NM	(973)	(112)	861	NM
Other	23	(41)	(64)	NM	(9)	(37)	(28)	(76)%
Other Income (Expense), net	$338	$(124)	$(462)	NM	$(1,185)	$(389)	$796	NM
_____________________
NM = not meaningful

During the three months ended October 31, 2013 net Other Income was $0.3 million compared to net expense of $0.1 million for the three months ended October 31, 2012. For the six months ended October 31, 2013 we recorded net Other Expense of $1.2 million compared to net Other Expense of $0.4 million in the prior year comparative period. In general, changes in this balance result from the fluctuation in realized and unrealized foreign exchange gains and losses on revaluation of third party and intercompany settled and unsettled balances for which payment is anticipated in the foreseeable future.

Income Taxes

Our provision for income taxes for the respective three and six months ended October 31, 2013 and 2012 consisted of:

	Three Months Ended				Six Months Ended
	October 31,		Increase (Decrease)		October 31,		Increase (Decrease)
	2013	2012	$	%	2013	2012	$	%
Current Tax Expense	$541	$65	$476	NM	$436	$517	$(81)	(16)%
Deferred Tax Expense	1,415	1,287	128	10%	1,399	2,312	(913)	(39)%
Total Tax Expense	$1,956	$1,352	$604	45%	$1,835	$2,829	$(994)	(35)%
_____________________
NM = not meaningful

For the respective three and six months ended October 31, 2013, we recorded income tax expense of $2.0 million and $1.8 million compared to income tax expense of $1.4 million and $2.8 million in the respective prior year periods. For the three and six months ended October 31, 2013, the relationship between income tax expense and income before taxes was not customary. We recorded reserves for uncertain tax positions in the three months ended October 31, 2013 and were not able to recognize the tax benefit from losses generated in certain foreign jurisdictions in the three and six months ended October 31, 2013.
We anticipate generating sufficient future taxable income to realize the benefits of our U.S. and certain of our foreign deferred tax assets while continuing to provide a full valuation allowance against our net operating losses and other net deferred tax assets in certain other foreign tax jurisdictions. Our valuation allowance was $7.6 million at October 31, 2013 and $7.6 million at April 30, 2013 and is mainly attributable to foreign net operating losses. Most of the foreign losses can be carried forward indefinitely, with certain amounts expiring beginning in 2016.

Liquidity and Capital Resources
Sources of Cash
Historically, our most significant sources of financing have been funds generated by operating activities, available cash and cash equivalents and available lines of credit. From time to time, we have raised funds through the sale of common stock.

Cash from Operating Activities
Cash provided by operating activities was $8.9 million and $5.4 million for the six months ended October 31, 2013 and October 31, 2012, respectively. The change in cash from operations versus the prior year comparative period was driven by the timing of sales and customer billings as well as timing of vendor payments and customer deposits.

Available Cash and Cash Equivalents
At October 31, 2013, we had total cash and cash equivalents of $14.3 million, of which $14.0 million was held by our foreign subsidiaries. To the extent that our cash needs in the U.S. exceed our cash reserves and availability under our Credit Facility Agreement, we may repatriate cash from certain of our foreign subsidiaries; however, this is not our current intent and could be limited by our ability to repatriate such cash in a tax efficient manner. We believe that our existing cash and cash equivalents as of October 31, 2013, anticipated funds generated from our operations, and financing available under our existing credit facilities will be sufficient to fund our operations for at least the next twelve months. However, in the event that there are changes in our expectations or circumstances, we may need to raise additional funds through public or private debt or sale of equity to fund our operations. Cash balances which are not available for general corporate purposes are classified as restricted cash and are primarily related to cash which collateralizes commercial letters of credit.

Credit Facilities
We have a $40.0 million Credit Facility agreement which is scheduled to mature May 31, 2017. Under the terms of the Credit Facility in effect as of October 31, 2013, we are required to maintain a maximum consolidated leverage ratio of 2.75x, and a minimum fixed charge coverage ratio of 1.75x. The terms of the Credit Facility define the leverage ratio as the ratio of consolidated indebtedness to consolidated adjusted Earnings Before Interest, Taxes, Depreciation and Amortization and other non-cash charges, which includes such items as stock-based compensation expense, foreign currency gains or losses, and other allowable add backs pursuant to our Credit Facility Agreement ("Adjusted EBITDA") for the most recent four fiscal quarters. The Fixed Charge Coverage Ratio is defined as the ratio of Adjusted EBITDA, less cash payments for income taxes and maintenance capital expenditures, during the most recent four fiscal quarters to the sum of certain interest charges during the most recent four quarters and scheduled debt repayments in the next four quarters.

The financial covenants are measured on a quarterly basis. Our leverage ratio and fixed charge coverage ratio were 0.51 and 10.2, respectively, as of the fiscal quarter ended October 31, 2013. Our calculations of these financial ratios are reported in Exhibit No. 99.1 of this Quarterly Report on Form 10-Q. A violation of any of the covenants above would result in an event of default and accelerate the repayment of all unpaid principal and interest and the termination of any letters of credit. All of our domestic assets and certain interests in some foreign subsidiaries are pledged as collateral under the three-year Credit Facility Agreement. In addition, the terms of the Credit Facility limit our ability to pay dividends. We were in compliance with all our financial covenants as of October 31, 2013.

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

The Merger, if consummated, would be considered a “change of control” under our Credit Facility, which would constitute an event of default; however, we anticipate that all outstanding indebtedness under the Credit Facility would be repaid concurrently with the consummation of the Merger and that the Credit Facility would be terminated.

There was $2.6 million outstanding on our Credit Facility as of October 31, 2013. Consequently, we had $30.8 million available under this Credit Facility, net of $6.6 million in outstanding letters of credit.

We also maintain two unsecured foreign credit facilities. There were no outstanding balances under these credit facilities as of October 31, 2013.

Subordinated Notes
We had subordinated notes with a principal value of $10.0 million, accruing interest at 2% annually, for an aggregate amount due of $10.8 million in August 2013. The notes were repaid and extinguished on August 16, 2013.

Uses of Cash
Capital Expenditures
Our capital spending plans currently provide for outlays of between $6 million and $8 million over the next twelve months, primarily for investments in manufacturing machinery and equipment, information technology related projects, and patent and trademark maintenance. It is expected that funds necessary for these expenditures will be generated internally or from available financing. To the extent that sufficient funds cannot be generated through operations or we are unable to obtain financing on reasonable terms, we may reduce our capital expenditures accordingly. Our capital spending for the six months ended October 31, 2013 and 2012 was $2.3 million and $3.8 million, respectively.

Repayment of Debt
Our debt primarily consists of outstanding borrowings on our Credit Facility. We had $2.6 million outstanding on our Credit Facility as of October 31, 2013 and nil as of April 30, 2013. Subordinated notes, aggregating to $10.8 million of principal and interest were repaid and extinguished on August 16, 2013.

Off-Balance Sheet Arrangements
 We had letter-of-credit agreements totaling $6.6 million as of October 31, 2013 and $8.4 million as of April 30, 2013. These letter-of-credit agreements relate to performance on contracts with our customers.

Contractual Obligations
During the six months ended October 31, 2013, there were no material changes outside the ordinary course of business in our contractual obligations and minimum commercial commitments as reported in our Annual Report on Form 10-K for the fiscal year ended April 30, 2013.

Critical Accounting Estimates and Judgments
There are no material changes in our critical accounting estimates as disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2013.

Recently Issued Accounting Pronouncements
Not applicable

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have not been any material changes in our market risk during the six months ended October 31, 2013. For additional information, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations as presented in our Annual Report on Form 10-K for the fiscal year ended April 30, 2013.

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

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the current disclosure controls and procedures as of the end of this period were not effective due to the material weaknesses in internal control over financial reporting in the control environment and related monitoring of our operations in Brazil, and with regard to our response procedures to whistleblower allegations, as described more fully in Management's Report on Internal Control Over Financial Reporting included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2013.  A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Notwithstanding the material weaknesses, management including our Chief Executive Officer and our Chief Financial Officer, concluded that the Condensed Consolidated Financial Statements included in this report present fairly in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with accounting principles generally accepted in the United States.

(b)	Changes in Internal Controls

In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there were no changes identified in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

While we have made significant progress on our remediation efforts, they have not yet been completed.  Accordingly, the material weaknesses identified in our Annual Report for the year ended April 30, 2013 continue to exist as of October 31, 2013.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 5 of the Condensed Consolidated Financial Statements found in Item 1 of Part I of this quarterly report on Form 10-Q for a discussion of the Company’s legal proceedings.

Item 1A. Risk Factors

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the “Risk Factors” sections of our Annual Report on Form 10-K for the fiscal year ended April 30, 2013, filed by us with the United States Securities and Exchange Commission on July 30, 2013. In addition, Management has identified the following risks in connection with the proposed Merger with Waterjet Holdings Inc.:

•The Merger is subject to various closing conditions, including governmental approvals, and other uncertainties and there can be no assurances as to whether and when it may be completed. On September 25, 2013, Flow entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Waterjet Holdings, Inc. (formerly known as AIP Waterjet Holdings, Inc.), a Delaware corporation (“Parent”), and AIP/FIC Merger Sub, Inc., a Washington corporation and wholly owned subsidiary of Parent (“Merger Sub”). Pursuant to the terms of the Merger Agreement, Merger Sub will merge with and into Flow, with Flow continuing as the surviving corporation and becoming a wholly owned subsidiary of Parent (the “merger”). The consummation of the Merger is subject to customary closing conditions. A number of the conditions are not within our control, and may prevent, delay or otherwise materially adversely affect the completion of the transaction. These conditions include, among other things, (i) receiving the required approval of the Company's stockholders and (ii) the expiration or termination of the applicable waiting period under the HSR Act. It is also possible that a change, event, fact, effect or circumstance that could lead to a material adverse effect to Flow may occur, which may give Parent the ability to not complete the Merger. We cannot predict with certainty whether and when any of the required closing conditions will be satisfied or if another uncertainty may arise. If the Merger does not receive, or timely receive, the required regulatory approvals and clearances, or if another event occurs delaying or preventing the Merger, such delay or failure to complete the Merger may cause uncertainty or other negative consequences that may materially and adversely affect our sales, financial performance and operating results, and the price per share for our common stock and perceived acquisition value.

•If the Merger Agreement is terminated, we may, under certain circumstances, be obligated to pay a termination fee to Parent. If the Merger is not completed, in certain circumstances, we may be required to pay a termination fee of $6.119 million or reimbursement of Parent's expenses of up to $2 million. If the Merger Agreement is terminated, the expense reimbursement and the termination fee we may be required to pay, if any, under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes. For these and other reasons, a failed Merger could materially and adversely affect our business, operating results, financial condition, the price per share of our common stock or our perceived acquisition value.

•While the Merger is pending, we are subject to business uncertainties and contractual restrictions that could materially adversely affect our operations and the future of our business or result in a loss of employees. The Merger Agreement includes restrictions on the conduct of our business prior to the completion of the Merger, generally requiring us to conduct our business generally in the ordinary course and subjecting us to a variety of specified limitations absent Parent's prior written consent. We may find that these and other contractual arrangements in the Merger Agreement may delay or prevent us from or limit our ability to respond effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management thinks they may be advisable. The pendency of the Merger may also divert management's attention and our resources from ongoing business and operations. Our employees, customers and suppliers may have uncertainties about the effects of the Merger. In connection with the pending Merger, it is possible that some customers, suppliers and other persons with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationship with us as a result of the Merger. Similarly, current and prospective employees may experience uncertainty about their future roles with us following completion of the Merger, which may materially adversely affect our ability to attract and retain key employees. If any of these effects were to occur, it could materially and adversely impact our revenues, earnings and cash flows and other business results and financial condition, as well as the market price of our common stock and our perceived acquisition value, regardless of whether the Merger is completed. In addition, whether or not the Merger is completed, while it is pending we will continue to incur costs, fees, expenses and charges related to the proposed Merger, which may materially and adversely affect our business results and financial condition.

•Failure to complete the Merger could negatively impact our stock price and our business and financial results. There is no assurance that the Merger or any other transaction will occur or that the conditions to the Merger will be satisfied in a timely manner or at all. Further, there is no assurance that any event, change or other circumstances that could give rise to the termination of the Merger Agreement will not occur. Because the share price of our common stock after the announcement of the Merger Agreement may reflect an assumption that the Merger will be completed, the share price of our common stock may drop, potentially significantly, if the Merger is not completed. In addition, under circumstances defined in the Merger Agreement, if the Merger is not completed we may be required to pay a termination fee of up to approximately $6.119 million or reimbursement of Parent's expenses of up to $2 million. Certain costs associated with the Merger are already incurred or may be payable even if the Merger is not completed. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. Finally, any disruptions to our business resulting from the announcement and pendency of the Merger and from intensifying competition from our competitors, including any adverse changes in our relationships with our customers, vendors and employees or recruiting and retention efforts, could continue or accelerate in the event of a failed transaction. There can be no assurance that our business, these relationships or our financial condition will not be negatively impacted, as compared to prior to the announcement of the Merger, if the Merger is not consummated. If any of these effects were to occur, it could negatively impact our revenues, earnings and cash flows and other business results and financial condition, as well as the market price of our common stock and our perceived acquisition value.

•Pending litigation against Flow and our directors could result in an injunction preventing completion of the Merger, and significant litigation costs that could adversely affect our financial condition. Since the announcement on September 25, 2013 of the signing of the Merger Agreement, Flow, as well as the members of our Board of Directors, has been named as defendants in a lawsuit purportedly brought by our stockholders challenging the proposed Merger. The lawsuit alleges, among other things, that the Flow Board breached its fiduciary duties to shareholders by failing to take steps to maximize shareholder value or to engage in a fair sale process before approving the proposed acquisition of Flow by American Industrial Partners through its affiliates, Waterjet Holdings, Inc. and AIP/FIC Merger Sub, Inc. (collectively, “the AIP Entities”). Specifically, the lawsuit alleges that the Merger Consideration is grossly inadequate in light of Flow’s recent performance. The lawsuit also alleges that the process was designed to ensure that the AIP Entities had the only opportunity to acquire Flow because certain deal protection mechanisms precluded Flow from seeking out or listening to competing offers. The lawsuit alleges that the Flow Board was aided and abetted in its breaches of fiduciary duty by Flow and the AIP Entities. Each of the complaints names Flow, the members of the Flow Board, and some variant of the AIP Entities, as defendants. The plaintiffs in this action seek relief that includes, among other things, an injunction prohibiting the consummation of the proposed merger, rescission to the extent the merger terms have already been implemented, unspecified damages, and the payment of plaintiffs’ attorneys’ fees and costs.

One of the conditions to the closing of the Merger is that no injunction, law or order of any governmental entity which makes illegal or enjoins, prevents or prohibits the consummation of the Merger shall be in effect. Consequently, if the plaintiffs were to secure injunctive or other relief prohibiting, delaying, or otherwise adversely affecting the defendants' ability to complete the Merger, then such injunctive or other relief may prevent the Merger from becoming effective within the expected time frame or at all. If completion of the Merger is prevented or delayed, it could result in substantial costs to us and Parent. In addition, Flow and Parent are incurring and will continue incurring significant costs in connection with the lawsuits, including costs associated with the indemnification of our directors and officers.

Items 2, 3, 4, and 5 are None or Not Applicable and have been omitted.

Item 6. Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Debt Covenant Compliance as of October 31, 2013
101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Taxonomy Extension Label Linkbase Document
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOW INTERNATIONAL CORPORATION

Date:	December 4, 2013	/s/ Charles M. Brown
Charles M. Brown
President and Chief Executive Officer (Principal Executive Officer)

Date:	December 4, 2013	/s/ Allen M. Hsieh
Allen M. Hsieh
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)